Form 10-Q
period 2013-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2013-10-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,124,101 as of October 21, 2013.

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

ASC	Accounting Standards Codification
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
Cockatoo Island	Cockatoo Island Joint Venture
DD&A	Depreciation, depletion and amortization
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, as amended
Ispat	Ispat Inland Steel Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MRRT	Minerals Resource Rent Tax (Australia)
MSHA	U.S. Mine Safety and Health Administration
n/m	Not meaningful
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
Pluton Resources	Pluton Resources Limited
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
Severstal	Severstal Dearborn, LLC
Sonoma	Sonoma Coal Project
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our board of directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel Canada	United States Steel Corporation

Abbreviation or acronym	Term
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,454.6	$1,447.9	$3,928.8	$4,096.6
Freight and venture partners' cost reimbursements	92.0	97.0	246.8	240.2
	1,546.6	1,544.9	4,175.6	4,336.8
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,197.9)	(1,346.6)	(3,320.8)	(3,403.2)
SALES MARGIN	348.7	198.3	854.8	933.6
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(70.6)	(63.9)	(167.9)	(202.6)
Exploration costs	(10.6)	(45.6)	(45.9)	(95.2)
Miscellaneous - net	(43.5)	(12.5)	13.3	25.5
	(124.7)	(122.0)	(200.5)	(272.3)
OPERATING INCOME	224.0	76.3	654.3	661.3
OTHER INCOME (EXPENSE)
Interest expense, net	(44.7)	(45.3)	(134.5)	(135.7)
Other non-operating income (expense)	(1.2)	1.4	(2.9)	1.0
	(45.9)	(43.9)	(137.4)	(134.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	178.1	32.4	516.9	526.6
INCOME TAX BENEFIT (EXPENSE)	(65.7)	64.0	(69.0)	235.2
EQUITY LOSS FROM VENTURES, net of tax	(0.5)	(15.3)	(73.9)	(22.7)
INCOME FROM CONTINUING OPERATIONS	111.9	81.1	374.0	739.1
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	2.0	(2.7)	2.0	5.1
NET INCOME	113.9	78.4	376.0	744.2
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	3.3	6.7	(5.8)	(25.2)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$117.2	$85.1	$370.2	$719.0
PREFERRED STOCK DIVIDENDS	(12.9)	—	(35.9)	—
NET INCOME ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$104.3	$85.1	$334.3	$719.0

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.67	$0.62	$2.20	$5.02
Discontinued operations	0.01	(0.02)	0.01	0.04
	$0.68	$0.60	$2.21	$5.06
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.65	$0.61	$2.13	$5.00
Discontinued operations	0.01	(0.02)	0.01	0.04
	$0.66	$0.59	$2.14	$5.04
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,029	142,396	151,288	142,332
Diluted	178,459	142,895	172,624	142,780
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$0.44	$—	$1.22	$—
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.63	$0.45	$1.54
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$117.2	$85.1	$370.2	$719.0
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	6.6	7.6	20.8	20.9
Unrealized net gain (loss) on marketable securities, net of tax	4.4	(0.1)	7.6	(0.6)
Unrealized net gain (loss) on foreign currency translation	22.8	18.6	(124.9)	12.2
Unrealized net gain (loss) on derivative financial instruments, net of tax	28.3	14.2	(23.1)	13.6
OTHER COMPREHENSIVE INCOME (LOSS)	62.1	40.3	(119.6)	46.1
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.9)	(1.5)	(3.2)	(4.5)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$178.4	$123.9	$247.4	$760.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$298.8	$195.2
Accounts receivable, net	291.7	329.0
Inventories	438.4	436.5
Supplies and other inventories	257.4	289.1
Derivative assets	72.7	78.6
Other current assets	310.6	321.6
TOTAL CURRENT ASSETS	1,669.6	1,650.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,354.8	11,207.3
OTHER ASSETS
Investments in ventures	71.5	135.8
Goodwill	158.6	167.4
Intangible assets, net	110.8	129.0
Deferred income taxes	5.3	91.8
Other non-current assets	196.1	193.6
TOTAL OTHER ASSETS	542.3	717.6
TOTAL ASSETS	$13,566.7	$13,574.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	September 30, 2013	December 31, 2012
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$350.8	$555.5
Accrued expenses	404.7	442.6
Income taxes payable	57.3	28.3
Current portion of debt	7.9	94.1
Deferred revenue	15.1	35.9
Derivative liabilities	36.1	13.2
Other current liabilities	188.6	211.9
TOTAL CURRENT LIABILITIES	1,060.5	1,381.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	556.1	618.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	299.5	252.8
DEFERRED INCOME TAXES	1,000.5	1,108.1
LONG-TERM DEBT	3,319.6	3,960.7
OTHER LIABILITIES	395.9	492.6
TOTAL LIABILITIES	6,632.1	7,814.0
COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 15)
Issued and Outstanding - 731,250 shares (2012 - none)	731.3	—
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2012 - 400,000,000 shares);
Issued - 159,545,469 shares (2012 - 149,195,469 shares);
Outstanding - 153,124,449 shares (2012 - 142,495,902 shares)	19.8	18.5
Capital in excess of par value of shares	2,029.8	1,774.7
Retained earnings	3,483.3	3,217.7
Cost of 6,421,264 common shares in treasury (2012 - 6,699,567 shares)	(306.1)	(322.6)
Accumulated other comprehensive loss	(178.4)	(55.6)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	5,779.7	4,632.7
NONCONTROLLING INTEREST	1,154.9	1,128.2
TOTAL EQUITY	6,934.6	5,760.9
TOTAL LIABILITIES AND EQUITY	$13,566.7	$13,574.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$376.0	$744.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	438.0	382.3
Derivatives and currency hedges	0.4	12.0
Equity loss in ventures (net of tax)	73.9	22.7
Deferred income taxes	(39.5)	(352.5)
Changes in deferred revenue and below-market sales contracts	(52.2)	(36.2)
Other	(18.3)	(55.7)
Changes in operating assets and liabilities:
Receivables and other assets	36.2	(118.6)
Product inventories	(10.8)	(70.4)
Payables and accrued expenses	(117.8)	(252.3)
Net cash provided by operating activities	685.9	275.5
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(742.2)	(793.6)
Other investing activities	7.8	8.9
Net cash used by investing activities	(734.4)	(784.7)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	709.4	—
Net proceeds from issuance of common shares	285.3	—
Repayment of term loan	(847.1)	(49.9)
Borrowings under credit facilities	567.0	670.0
Repayment under credit facilities	(512.0)	(420.0)
Proceeds from equipment loan	62.1	—
Contributions by joint ventures, net	17.7	68.8
Common stock dividends	(68.8)	(217.8)
Preferred stock dividends	(23.0)	—
Other financing activities	(28.6)	(23.9)
Net cash provided by financing activities	162.0	27.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9.9)	(0.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103.6	(482.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195.2	521.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298.8	$39.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 20 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ended December 31, 2013 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Newfoundland and Labrador/ Quebec, Canada	100.0%	Iron Ore
Bloom Lake	Quebec, Canada	75.0%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Koolyanobbing	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
Intercompany transactions and balances are eliminated upon consolidation.
Also included in our consolidated results are Cliffs Chromite Ontario Inc. and Cliffs Chromite Far North Inc. Cliffs Chromite Ontario Inc. holds a 100 percent interest in each of the Black Label and Black Thor chromite deposits and, together with Cliffs Chromite Far North Inc., a 70 percent interest in the Big Daddy chromite deposit, all located in northern Ontario, Canada.

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2013 and December 31, 2012. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	September 30, 2013	December 31, 2012
Amapá	Investments in ventures	Equity Method	30	$29.4	$101.9
Cockatoo	Other liabilities[2]	Equity Method	—	N/A	(25.3)
Hibbing	Investments in ventures[1]	Equity Method	23	8.3	(2.1)
Other	Investments in ventures	Equity Method	Various	33.8	33.9
				$71.5	$108.4

1 At December 31, 2012 the classification for Hibbing was Other liabilities.
2 At December 31, 2012 our ownership interest percentage for Cockatoo was 50 percent.
Amapá
On December 27, 2012, our board of directors authorized the sale of our 30 percent interest in Amapá. Per this original agreement, together with Anglo American plc, we were to sell our respective interest in a 100 percent sale transaction to a single entity.
On March 28, 2013, an unknown event caused the Santana port shiploader to collapse into the Amazon River, preventing further ship loading by the mine operator, Anglo American plc. In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent evaluation of the effect that this event had on the carrying value of our investment in Amapá as of June 30, 2013, we recorded an impairment charge of $67.6 million in the second quarter of 2013.
On August 28, 2013, we entered into an agreement to sell our 30 percent interest in Amapá to Anglo American plc for nominal cash consideration, plus the right to certain contingent deferred consideration upon the two year anniversary of the closing.  The closing is conditional on obtaining certain regulatory approvals.  The transaction is expected to close in the fourth quarter of 2013.
Cockatoo Island
On July 31, 2012, we entered into a definitive asset sale agreement with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources, which was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. The rehabilitation obligations and assumed liabilities that are inherently attached to the tenements were transferred to Pluton Resources upon registration by the Department of Mining and Petroleum denoting Pluton Resources as the tenement holder. Upon final settlement of the sale, which was completed during the second quarter of 2013, we transferred approximately $18.6 million related to the estimated cost of the rehabilitation.

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
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC. The significant accounting policies requiring updates have been included within the disclosures below.
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
Recent Accounting Pronouncements
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We will adopt ASU 2013-11 in the fourth quarter of 2013 on a prospective basis, which will impact the presentation of our non-current Deferred income taxes and unrecognized tax benefits (within non-current Other liabilities) in the Statements of Unaudited Condensed Consolidated Financial Position.

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
NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Latin American Iron Ore, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our four metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. There are no intersegment revenues.
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

The following table presents a summary of our reportable segments for the three and nine months ended September 30, 2013 and 2012, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and Equity Loss from Ventures:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenues from product sales and services:
U.S. Iron Ore	$782.4	51%	$796.0	52%	$1,894.2	45%	$1,942.7	45%
Eastern Canadian Iron Ore	284.2	18%	253.1	16%	743.4	18%	777.8	18%
Asia Pacific Iron Ore	301.7	20%	254.2	16%	899.5	22%	975.3	22%
North American Coal	178.3	11%	241.8	16%	638.5	15%	640.9	15%
Other	—	—%	(0.2)	—%	—	—%	0.1	—%
Total revenues from product sales and services	$1,546.6	100%	$1,544.9	100%	$4,175.6	100%	$4,336.8	100%

Sales margin:
U.S. Iron Ore	$273.5		$255.9		$647.1		$708.9
Eastern Canadian Iron Ore	(22.0)		(40.5)		(52.3)		(43.0)
Asia Pacific Iron Ore	99.0		(15.8)		255.3		256.1
North American Coal	(1.8)		(1.3)		6.6		3.8
Other	—		—		(1.9)		7.8
Sales margin	348.7		198.3		854.8		933.6
Other operating expense	(124.7)		(122.0)		(200.5)		(272.3)
Other expense	(45.9)		(43.9)		(137.4)		(134.7)
Income from continuing operations before income taxes and equity (loss) from ventures	$178.1		$32.4		$516.9		$526.6

Depreciation, depletion and amortization:
U.S. Iron Ore	$27.3		$24.9		$82.3		$71.9
Eastern Canadian Iron Ore	46.8		41.7		130.3		118.2
Asia Pacific Iron Ore	38.0		40.2		116.1		110.0
North American Coal	38.8		25.1		99.7		69.5
Other	2.2		1.0		9.6		12.7
Total depreciation, depletion and amortization	$153.1		$132.9		$438.0		$382.3

Capital additions (1):
U.S. Iron Ore	$15.2		$19.6		$39.1		$82.5
Eastern Canadian Iron Ore	181.5		285.5		535.3		593.4
Asia Pacific Iron Ore	2.0		5.8		8.6		132.0
North American Coal	10.4		33.3		37.2		105.1
Other	2.2		10.3		4.9		61.0
Total capital additions	$211.3		$354.5		$625.1		$974.0

(1)    Includes capital lease additions and non-cash accruals. Refer to NOTE 20 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2013	December 31, 2012
Assets:
U.S. Iron Ore	$1,770.6	$1,735.1
Eastern Canadian Iron Ore	7,982.7	7,605.1
Asia Pacific Iron Ore	1,188.7	1,506.3
North American Coal	1,831.8	1,877.8
Other	696.5	570.9
Total segment assets	13,470.3	13,295.2
Corporate	96.4	279.7
Total assets	$13,566.7	$13,574.9
NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2013 and December 31, 2012:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest-rate Swaps	Derivative assets	$1.7		$—		$—		$—
Foreign Exchange Contracts	Derivative assets	4.3	Derivative assets	16.2	Derivative liabilities	22.0	Derivative liabilities	1.9
Total derivatives designated as hedging instruments under ASC 815		$6.0		$16.2		$22.0		$1.9
Derivatives not designated as hedging instruments under ASC 815:
Commodity Contracts		$—		$—	Derivative liabilities	$2.7		$—
Customer Supply Agreements	Derivative assets	62.1	Derivative assets	58.9		—		—
Provisional Pricing Arrangements	Derivative assets	4.6	Derivative assets	3.5	Derivative liabilities	11.4	Derivative liabilities	11.3
Total derivatives not designated as hedging instruments under ASC 815		$66.7		$62.4		$14.1		$11.3
Total derivatives		$72.7		$78.6		$36.1		$13.2

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
As of September 30, 2013, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $333.0 million and $453.5 million, respectively, in the form of forward contracts with varying maturity dates ranging from October 2013 to September 2014. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $400.0 million and $630.4 million, respectively, as of December 31, 2012.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and, as of September 30, 2013 and 2012, there was no material ineffectiveness recorded for these foreign exchange contracts. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transaction affects earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that losses of $13.4 million and gains of $1.0 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013 and 2012:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012
Australian Dollar Foreign Exchange Contracts (hedge designation)	$2.9	$1.4	Product revenues	$(8.9)	$5.1
Canadian Dollar Foreign Exchange Contracts (hedge designation)	9.2	11.3	Cost of goods sold and operating expenses	(7.3)	1.3
Total	$12.1	$12.7		$(16.2)	$6.4

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(25.2)	$7.5	Product revenues	$(4.5)	$7.8
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(9.9)	6.2	Cost of goods sold and operating expenses	(7.5)	1.6
	$(35.1)	$13.7		$(12.0)	$9.4
Fair Value Hedges
Interest Rate Hedges
Interest rate risk is managed using a portfolio of variable- and fixed-rate debt composed of short- and long-term instruments, such as U.S. treasury lock agreements and interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable- to fixed-rate debt. These derivative instruments, with a notional amount of $250.0 million, are designated and qualify as fair value hedges as of September 30, 2013. These instruments did not have a material impact on our financial statements for the year ended December 31, 2012.

For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. We include the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income (expense). The net gain or loss recognized in Other non-operating income (expense) for the three and nine months ended September 30, 2013 and 2012 were as follows:

(In Millions)
Derivatives in Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivative	Net Gain Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest Rate Swaps	Other non-operating income (expense)	$0.1	$—	$0.1	$—
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
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. We recognized $53.9 million and $113.4 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013, respectively, related to the supplemental payments. This compares with Product revenues of $49.8 million and $131.8 million for the comparable respective periods in 2012. Derivative assets, representing the fair value of the pricing factors, were $62.1 million and $58.9 million in the September 30, 2013 and December 31, 2012 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At September 30, 2013 and December 31, 2012, we recorded $4.6 million and $3.5 million, respectively, as Derivative assets and $11.4 million and $11.3 million, respectively, as Derivative liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at September 30, 2013 and related to our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $24.3 million increase and a net $6.8 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013, respectively, related to these arrangements. This compares with a net $8.1 million decrease and a net $10.3 million decrease in Product revenues for the comparable respective periods in 2012.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013 and 2012:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign Exchange Contracts	Other income (expense)	$—	$—	$—	$0.3
Foreign Exchange Contracts	Income (Loss) from Discontinued Operations, net of tax	—	1.1	—	1.1
Commodity Contracts	Other non-operating income (expense)	(2.7)	—	(2.7)	—
Customer Supply Agreements	Product revenues	53.9	49.8	113.4	131.8
Provisional Pricing Arrangements	Product revenues	24.3	(10.3)	(6.8)	(10.3)
Total		$75.5	$40.6	$103.9	$122.9
Refer to NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2013 and December 31, 2012:

	(In Millions)
	September 30, 2013			December 31, 2012
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$160.4	$20.3	$180.7	$147.2	$22.9	$170.1
Eastern Canadian Iron Ore	54.2	36.2	90.4	62.6	44.2	106.8
Asia Pacific Iron Ore	54.0	34.7	88.7	36.7	37.2	73.9
North American Coal	55.6	23.0	78.6	36.7	49.0	85.7
Total	$324.2	$114.2	$438.4	$283.2	$153.3	$436.5
We recorded a lower-of-cost-or-market inventory charge during the third quarter of 2013 of $5.9 million relating to concentrate inventory primarily driven by extended maintenance shutdowns that resulted in higher costs and reduced fixed-cost leverage. We recorded these charges in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for our Eastern Canadian Iron Ore operations. For the nine months ended September 30, 2013, the lower-of-cost-or-market inventory charge recorded was $10.6 million concentrate inventory. During the first half of 2013, the Wabush concentrate inventory charge was caused by higher costs as a result of transitioning into concentrate-only production and the forest fire that temporarily idled the mine in June.
Additionally, as a result of the idling of our Wabush pellet plant during the second quarter of 2013, we recorded a lower-of-cost-or-market inventory charge of $11.1 million relating to Wabush pellets that are contractually committed tons, and we recorded an unsaleable inventory impairment charge of $10.6 million relating to Wabush pellets. Both of these charges were recorded in Cost of goods sold and operating expenses in the second quarter of 2013 and included in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2013 for our Eastern Canadian Iron Ore operations. No lower-of-cost-or-market inventory adjustments were recorded for the three and nine months ended September 30, 2012 within the Eastern Canadian Iron Ore operating segment results.
We recorded lower-of-cost-or-market inventory charges of $2.6 million and $5.3 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013, respectively, for our North American Coal operations. These charges were a result of market declines and costs associated with operational and geological issues. For the three and nine months ended September 30, 2012, we recorded lower-of-cost-or-market inventory charges of $8.0 million and $17.9 million, respectively, for our North American Coal operations due to market prices for coal.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of September 30, 2013 and December 31, 2012:

	(In Millions)
	September 30, 2013	December 31, 2012
Land rights and mineral rights	$7,826.5	$7,920.8
Office and information technology	119.3	92.4
Buildings	214.0	162.0
Mining equipment	1,554.7	1,290.7
Processing equipment	2,172.8	1,937.4
Railroad equipment	222.3	240.8
Electric power facilities	82.9	58.7
Port facilities	103.8	114.3
Interest capitalized during construction	25.5	20.8
Land improvements	63.0	43.9
Other	91.8	39.0
Construction in progress	1,049.2	1,123.9
	13,525.8	13,044.7
Allowance for depreciation and depletion	(2,171.0)	(1,837.4)
	$11,354.8	$11,207.3
We recorded depreciation and depletion expense of $148.3 million and $423.1 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013, respectively. This compares with depreciation and depletion expense of $127.7 million and $364.9 million for the three and nine months ended September 30, 2012, respectively.
The accumulated amount of capitalized interest included within construction in progress at September 30, 2013 is $30.1 million, of which $15.3 million was capitalized during 2013. At December 31, 2012, $17.1 million of capitalized interest was included within construction in progress, of which $15.4 million was capitalized during 2012.
NOTE 6 - DISCONTINUED OPERATIONS
The table below sets forth selected financial information related to operating results of our business classified as discontinued operations. While the reclassification of revenues and expenses related to discontinued operations for prior periods has no impact upon previously reported net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations. During the fourth quarter of 2012, we sold our 45 percent economic interest in Sonoma. The Sonoma operations previously were included in Other within our reportable segments.

The following table presents detail of our operations related to our Sonoma operations in the Statements of Unaudited Condensed Consolidated Operations:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$42.6	$—	$141.6

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	$2.0	$(2.7)	$2.0	$5.2
Income (Loss) from Discontinued Operations, net of tax during the three and nine months ended September 30, 2013 relates to additional income tax benefit resulting from the actual tax gain from the sale of Sonoma as included on the 2012 tax return, which was filed during the three months ended September 30, 2013.
We recorded a loss from discontinued operations of $2.7 million, net of $1.2 million in income tax credits, and income from discontinued operations of $5.2 million, net of $2.1 million in tax expense in Income (Loss) from Discontinued Operations, net of tax for the three and nine months ended September 30, 2012, respectively, related to our previously owned interest in the Sonoma operations.
NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	(In Millions)
	September 30, 2013						December 31, 2012
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$84.5	$—	$80.9	$167.4	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1
Arising in business combinations	—	—	—	—	—	—	—	13.8	—	—	—	13.8
Impairment	—	—	—	—	—	—	—	(1,000.0)	—	—	—	(1,000.0)
Impact of foreign currency translation	—	—	(8.8)	—	—	(8.8)	—	—	1.5	—	—	1.5
Ending Balance	$2.0	$—	$75.7	$—	$80.9	$158.6	$2.0	$—	$84.5	$—	$80.9	$167.4
Accumulated Goodwill Impairment Loss	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)

Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of September 30, 2013 and December 31, 2012:

		(In Millions)
		September 30, 2013			December 31, 2012
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$130.3	$(35.7)	$94.6	$136.1	$(31.7)	$104.4
Utility contracts	Intangible assets, net	54.7	(40.8)	13.9	54.7	(32.4)	22.3
Leases	Intangible assets, net	5.7	(3.4)	2.3	5.7	(3.4)	2.3
Total intangible assets		$190.7	$(79.9)	$110.8	$196.5	$(67.5)	$129.0
Below-market sales contracts	Other current liabilities	$(46.0)	$13.3	$(32.7)	$(46.0)	$—	$(46.0)
Below-market sales contracts	Other liabilities	(250.7)	199.6	(51.1)	(250.7)	181.6	(69.1)
Total below-market sales contracts		$(296.7)	$212.9	$(83.8)	$(296.7)	$181.6	$(115.1)
Amortization expense relating to intangible assets was $4.8 million and $14.9 million for the three and nine months ended September 30, 2013, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $4.8 million and $14.1 million for the comparable respective periods in 2012. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2013 (remaining three months)	$6.1
2014	19.3
2015	8.5
2016	8.4
2017	8.4
2018	7.8
Total	$58.5
The below-market sales contracts are classified as a liability and recognized over the term of the underlying contracts, which have remaining lives ranging from one to four years. For the three and nine months ended September 30, 2013, we recognized $14.7 million and $31.3 million, respectively, in Product revenues related to the below-market sales contracts, compared with $14.7 million and $31.3 million for the three and nine months ended September 30, 2012, respectively. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and each of the three succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2013 (remaining three months)	$14.7
2014	23.0
2015	23.0
2016	23.1
Total	$83.8

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at September 30, 2013 and December 31, 2012:

	(In Millions)
	September 30, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$192.0	$—	$—	$192.0
Derivative assets	—	1.7	66.7	68.4
Marketable securities	26.7	—	—	26.7
Foreign exchange contracts	—	4.3	—	4.3
Total	$218.7	$6.0	$66.7	$291.4
Liabilities:
Derivative liabilities	$—	$2.7	$11.4	$14.1
Foreign exchange contracts	—	22.0	—	22.0
Total	$—	$24.7	$11.4	$36.1

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$100.0	$—	$—	$100.0
Derivative assets	—	—	62.4	62.4
Marketable securities	27.0	—	—	27.0
Foreign exchange contracts	—	16.2	—	16.2
Total	$127.0	$16.2	$62.4	$205.6
Liabilities:
Derivative liabilities	$—	$—	$11.3	$11.3
Foreign exchange contracts	—	1.9	—	1.9
Total	$—	$1.9	$11.3	$13.2
Financial assets classified in Level 1 at September 30, 2013 and December 31, 2012 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At September 30, 2013, such derivative financial instruments included our existing foreign currency exchange contracts, commodity contracts, and interest rate swaps. At December 31, 2012, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at September 30, 2013 and December 31, 2012 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at September 30, 2013 and December 31, 2012, also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at September 30, 2013 and our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)
	9/30/2013
Provisional Pricing Arrangements	$4.6	Derivative assets	Market Approach	Management's Estimate of 62% Fe	$131
	$11.4	Derivative liabilities
Customer Supply Agreement	$62.1	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$590 - $660 ($630)
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
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months of 2013 or 2012. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$45.1	$83.9	$62.4	$157.9
Total gains
Included in earnings	57.6	24.9	118.0	129.6
Settlements	(36.0)	(52.9)	(113.7)	(231.6)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$66.7	$55.9	$66.7	$55.9
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$57.6	$24.9	$118.0	$129.6

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$(32.0)	$(15.8)	$(11.3)	$(19.5)
Total gains
Included in earnings	20.6	4.1	(11.4)	(11.7)
Settlements	—	—	11.3	19.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$(11.4)	$(11.7)	$(11.4)	$(11.7)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on liabilities still held at the reporting date	$20.6	$4.1	$(11.4)	$(11.7)

Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013 and 2012.
The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at September 30, 2013 and December 31, 2012 were as follows:

		(In Millions)
		September 30, 2013		December 31, 2012
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Other receivables:
Customer supplemental payments	Level 2	$—	$—	$22.3	$21.3
ArcelorMittal USA—Receivable	Level 2	13.4	14.3	19.3	21.3
Other	Level 2	10.1	10.1	10.9	10.9
Total receivables		$23.5	$24.4	$52.5	$53.5
Long-term debt:
Term loan—$1.25 billion	Level 2	$—	$—	$753.0	$753.0
Senior notes—$700 million	Level 2	699.4	719.2	699.4	759.4
Senior notes—$1.3 billion	Level 2	1,289.6	1,442.2	1,289.4	1,524.7
Senior notes—$400 million	Level 2	398.4	439.7	398.2	464.3
Senior notes—$500 million	Level 2	496.3	528.4	495.7	528.4
Revolving loan	Level 2	380.0	380.0	325.0	325.0
Equipment Loan Facilities	Level 2	54.2	54.2	—	—
Fair Value Adjustment to Interest Rate Hedge	Level 2	1.7	1.7	—	—
Total long-term debt		$3,319.6	$3,565.4	$3,960.7	$4,354.8
The fair value of the receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount was repaid in 2013. Interest was payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. During the first half of 2013, payments totaling $22.3 million on the outstanding amount due were made by the customer and the receivable was fully repaid by the end of June 2013. As of December 31, 2012, the receivable of $22.3 million was classified as current and recorded in Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position as all supplemental payments to be paid by the customer were due by the end of 2013. The fair value of the receivable of $21.3 million at December 31, 2012 is based on a discount rate of 2.81 percent, which represented the estimated credit-adjusted risk-free interest rate for the period the receivable was outstanding.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $13.4 million and $19.3 million at September 30, 2013 and December 31, 2012, respectively, of which $10.0 million was recorded in Other current assets at September 30, 2013 and December 31, 2012. The fair value of the receivable of $14.3 million and $21.3 million at September 30, 2013 and December 31, 2012, respectively, is based on a discount rate of 1.98 percent and 2.85 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 9 - DEBT AND CREDIT FACILITIES for further information.
Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis at September 30, 2013 and December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	September 30, 2013
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Investment in ventures impairment - Amapá	—	—	—	$—	$67.6
In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent evaluation of the effect that this event had on the carrying value of our investment in Amapá as of June 30, 2013, we recorded an impairment charge of $67.6 million in the second quarter of 2013.

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

NOTE 9 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of September 30, 2013 and December 31, 2012:

($ in Millions)
September 30, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$700.0	$699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.4	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.4	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.3	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.08%	2017	1,750.0	380.0	(7)
Equipment Loans	Fixed	Various	2020	62.1	62.1
Fair Value Adjustment to Interest Rate Hedge					1.7
Total debt				$4,712.1	$3,327.5
Less current portion					7.9
Long-term debt					$3,319.6

($ in Millions)
December 31, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.83%	2016	$847.1	(1)	$847.1	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.2	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0		495.7	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.02%	2017	1,750.0		325.0	(7)
Total debt				$5,497.1		$4,054.8
Less current portion						94.1
Long-term debt						$3,960.7

(1)
During the first quarter of 2013, the term loan was repaid in full through repayments totaling $847.1 million. As of December 31, 2012, $402.8 million had been paid on the original $1.25 billion term loan and, of the remaining term loan, $94.1 million was classified as Current portion of debt. The current classification was based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2)
As of September 30, 2013 and December 31, 2012, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million for each period, based on an imputed interest rate of 4.89 percent.

(3)
As of September 30, 2013 and December 31, 2012, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.8 million for each period, based on an imputed interest rate of 4.83 percent.

(4)
As of September 30, 2013 and December 31, 2012, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.6 million and $9.8 million, respectively, based on an imputed interest rate of 6.34 percent.

(5)
As of September 30, 2013 and December 31, 2012, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.6 million and $1.8 million, respectively, based on an imputed interest rate of 5.98 percent.

(6)
As of September 30, 2013 and December 31, 2012, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $3.7 million and $4.3 million, respectively, based on an imputed interest rate of 4.14 percent.

(7)
As of September 30, 2013 and December 31, 2012, $380.0 million and $325.0 million revolving loans were drawn under the credit facility, respectively, and the principal amount of letter of credit obligations totaled $27.7 million for each period, thereby reducing available borrowing capacity to $1.3 billion and $1.4 billion for each period, respectively.

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

As of September 30, 2013, we were in compliance with all applicable financial covenants related to the amended credit agreement.
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
Equipment Loans
During September 2013, we entered into $62.1 million of seven-year installment equipment loans with various interest rates.  The loans are secured by equipment from our Eastern Canadian Iron Ore operations.  Proceeds from the borrowings were used for general corporate purposes.
Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$30.0 million ($27.9 million) at September 30, 2013 in credit for contingent instruments, such as performance bonds, and the ability to request a cash advance facility to be provided at the discretion of the bank. The facility limit was reduced from A$40.0 million to A$30.0 million during the third quarter of 2013. At December 31, 2012, the facility provided A$40.0 million ($41.6 million) in credit for contingent instruments. As of September 30, 2013, the outstanding bank guarantees under the facility totaled A$27.5 million ($25.6 million), thereby reducing borrowing capacity to A$2.5 million ($2.3 million). As of December 31, 2012, the outstanding bank guarantees under the facility totaled A$25.0 million ($26.0 million), thereby reducing borrowing capacity to A$15.0 million ($15.6 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support Bloom Lake’s general business obligations. In addition, we issued standby letters of credit with certain financial institutions during the third quarter of 2011 in order to support Wabush’s obligations. As of September 30, 2013 and December 31, 2012, these letter of credit obligations totaled $43.3 million and $96.9 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended credit agreement.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the amended credit agreement, based on the principal amounts outstanding at September 30, 2013:

(In Millions)
Maturities of Debt
2013 (October 1 - December 31)	$1.9
2014	7.9
2015	8.3
2016	8.6
2017	8.9
2018 and thereafter	2,926.5
Total maturities of debt	$2,962.1
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $5.3 million and $19.5 million for the three and nine months ended September 30, 2013, respectively, compared with $6.7 million and $19.2 million for the same respective periods in 2012.
Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2013 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2013 (October 1 - December 31)	$18.2		$8.2
2014	65.5		20.0
2015	87.0		13.5
2016	36.1		8.3
2017	28.6		7.5
2018 and thereafter	54.2		21.5
Total minimum lease payments	$289.6		$79.0
Amounts representing interest	54.4
Present value of net minimum lease payments	$235.2	(1)

(1)
The total is comprised of $51.3 million and $183.9 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2013.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $310.2 million and $265.1 million at September 30, 2013 and December 31, 2012, respectively. The following is a summary of the obligations as of September 30, 2013 and as of the year ended December 31, 2012:

	(In Millions)
	September 30, 2013	December 31, 2012
Environmental	$8.4	$15.7
Mine closure
LTVSMC	19.4	18.3
Operating mines:
U.S. Iron Ore	139.6	81.2
Eastern Canadian Iron Ore	76.6	88.9
Asia Pacific Iron Ore	26.2	22.4
North American Coal	40.0	38.6
Total mine closure	301.8	249.4
Total environmental and mine closure obligations	310.2	265.1
Less current portion	10.7	12.3
Long term environmental and mine closure obligations	$299.5	$252.8
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
The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	(In Millions)
	September 30, 2013	December 31, 2012 (1)
Asset retirement obligation at beginning of period	$231.1	$194.9
Accretion expense	13.6	17.6
Exchange rate changes	2.8	0.3
Revision in estimated cash flows	35.2	18.2
Payments	(0.3)	0.1
Asset retirement obligation at end of period	$282.4	$231.1

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2012.
The revisions in estimated cash flows recorded during the nine months ended September 30, 2013 primarily include estimated asset retirement costs for one of our U.S. Iron Ore mines associated with required storm water management systems expected to be implemented subsequent to the closure of the mine.

NOTE 12 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2013 and 2012:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$9.6	$8.0	$29.2	$24.0
Interest cost	11.2	12.1	34.4	36.4
Expected return on plan assets	(16.2)	(14.9)	(49.3)	(44.7)
Amortization:
Prior service costs	0.8	1.1	2.3	3.0
Net actuarial loss	7.5	7.4	22.5	22.4
Settlements	—	0.4	—	0.4
Net periodic benefit cost	$12.9	$14.1	$39.1	$41.5
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$3.0	$3.7	$9.2	$11.2
Interest cost	4.3	5.3	13.0	15.9
Expected return on plan assets	(5.0)	(4.3)	(15.0)	(12.9)
Amortization:
Prior service costs	(0.9)	0.7	(2.7)	2.2
Net actuarial loss	2.9	2.8	8.7	8.4
Net periodic benefit cost	$4.3	$8.2	$13.2	$24.8
We made pension contributions of $36.1 million and $51.2 million for the three and nine months ended September 30, 2013, respectively, compared to pension contributions of $7.6 million and $32.5 million for the three and nine months ended September 30, 2012, respectively. The OPEB contributions, made annually in the first quarter, were $14.1 million and $21.9 million for the nine months ended September 30, 2013 and 2012, respectively.
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
NOTE 14 - INCOME TAXES
Our 2013 estimated annual effective tax rate before discrete items is approximately 16.2 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax and foreign taxes and benefits derived from operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. There were discrete items booked in the first nine months of 2013 of approximately $14.7 million benefit. These adjustments relate primarily to deferred tax balances, which include the amendments of prior year income tax returns and the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable.
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
Common Share Public Offering
On February 21, 2013, we issued 10.35 million common shares, comprised of the 9.0 million common share offering and the exercise of an underwriters' over-allotment option to purchase an additional 1.35 million common shares. We received net proceeds of approximately $285.3 million at a closing price of $29.00 per common share.

Dividends
On March 20, 2013, our board of directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on August 1, 2013 to our shareholders of record as of the close of business on July 15, 2013. On September 9, 2013, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.9 million will be paid on November 1, 2013 to our shareholders of record as of the close of business on October 15, 2013.
A $0.28 per common share cash dividend was paid on March 1, 2012 to our shareholders of record as of the close of business on February 15, 2012. On March 13, 2012, our board of directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend of $0.625 per share was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our common shareholders of record as of the close of business on April 27, 2012, August 15, 2012 and November 23, 2012, respectively. On February 11, 2013, our board of directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our board of directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013 and September 3, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013 and August 15, 2013, respectively.

NOTE 16 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders' equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 75 percent, 85 percent and 79 percent, respectively, for the nine months ended September 30, 2013 and September 30, 2012:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2012	$4,632.7	$1,128.2	$5,760.9
Comprehensive income
Net income	370.2	5.8	376.0
Other comprehensive income (loss)	(122.8)	3.2	(119.6)
Total comprehensive income	247.4	9.0	256.4
Issuance of common shares	285.3	—	285.3
Issuance of Preferred Shares	709.4	—	709.4
Stock and other incentive plans	9.6	—	9.6
Common and Preferred Shares dividends	(104.7)	—	(104.7)
Capital contribution by noncontrolling interest to subsidiary	—	17.7	17.7
September 30, 2013	$5,779.7	$1,154.9	$6,934.6

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2011	$5,785.0	$1,254.7	$7,039.7
Comprehensive income
Net income	719.0	25.2	744.2
Other comprehensive income	41.6	4.5	46.1
Total comprehensive income	760.6	29.7	790.3
Stock and other incentive plans	9.0	—	9.0
Common shares dividends	(217.8)	—	(217.8)
Undistributed gains to noncontrolling interest	—	11.3	11.3
Capital contribution by noncontrolling interest to subsidiary	—	64.7	64.7
Acquisition of controlling interest	—	(8.0)	(8.0)
September 30, 2012	$6,336.8	$1,352.4	$7,689.2

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for September 30, 2013 and September 30, 2012:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	(1.1)	2.5	3.3	(5.0)	(0.3)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)
Other comprehensive loss before reclassifications	(1.5)	(2.0)	(152.0)	(42.2)	(197.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	8.1	3.6	—	(2.2)	9.5
Balance June 30, 2013	$(370.8)	$6.3	$167.6	$(42.7)	$(239.6)
Other comprehensive income (loss) before reclassifications	(0.6)	3.5	22.8	12.1	37.8
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.3	0.9	—	16.2	23.4
Balance September 30, 2013	$(365.1)	$10.7	$190.4	$(14.4)	$(178.4)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	16.4	(0.6)	12.2	13.6	41.6
Balance September 30, 2012	$(392.5)	$2.0	$324.7	$14.8	$(51.0)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and nine months ended September 30, 2013:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of Pension and Postretirement Benefit Liability:
Prior-service costs	$(0.1)	$(0.4)	(1)
Net actuarial loss	10.4	31.2	(1)
	10.3	30.8	Total before taxes
	(4.0)	(10.0)	Income tax benefit (expense)
	$6.3	$20.8	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$0.6	$(0.5)	Other non-operating income (expense)
Impairment	—	5.3	Other non-operating income (expense)
	0.6	4.8	Total before taxes
	0.3	(0.2)	Income tax benefit (expense)
	$0.9	$4.6	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$12.7	$6.4	Product revenues
Canadian dollar foreign exchange contracts	11.0	11.3	Cost of goods sold and operating expenses
	23.7	17.7	Total before taxes
	(7.5)	(5.7)	Income tax benefit (expense)
	$16.2	$12.0	Net of taxes

Total Reclassifications for the Period	$23.4	$37.4

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 12 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 17 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at September 30, 2013:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0%	21.0%	—	—
Tilden	85.0%	—	15.0%	—
Hibbing	23.0%	62.3%	14.7%	—
Bloom Lake	75.0%	—	—	25.0%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenues from related parties	$455.5	$476.1	$1,211.6	$1,279.6
Total product revenues	1,454.6	1,447.9	3,928.8	4,096.6
Related party product revenue as a percent of total product revenue	31.3%	32.9%	30.8%	31.2%
Amounts due from related parties recorded in Accounts receivable, net and Derivative assets, including customer supply agreements and provisional pricing arrangements, were $124.2 million and $149.8 million at September 30, 2013 and December 31, 2012, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to related parties, were $38.5 million and $20.2 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 18 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income from Continuing Operations attributable to Cliffs shareholders	$115.2	$87.8	$368.2	$713.9
Income from Discontinued Operations, net of tax	2.0	(2.7)	2.0	5.1
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$117.2	$85.1	$370.2	$719.0
PREFERRED STOCK DIVIDENDS	(12.9)	—	(35.9)	—
NET INCOME ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$104.3	$85.1	$334.3	$719.0
Weighted Average Number of Shares:
Basic	153.0	142.4	151.3	142.3
Depositary Shares	25.2	—	21.1	—
Employee Stock Plans	0.2	0.5	0.2	0.5
Diluted	178.4	142.9	172.6	142.8
Earnings per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.67	$0.62	$2.20	$5.02
Discontinued operations	0.01	(0.02)	0.01	0.04
	$0.68	$0.60	$2.21	$5.06
Earnings per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.65	$0.61	$2.13	$5.00
Discontinued operations	0.01	(0.02)	0.01	0.04
	$0.66	$0.59	$2.14	$5.04
NOTE 19 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2011, we began to incur capital commitments related to the expansion of the Bloom Lake mine. The Phase II expansion project includes expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. As previously announced, we are continuing to delay certain components of the Phase II expansion at the Bloom Lake mine, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. Through September 30, 2013, approximately $1.3 billion of the total capital investment for the Bloom Lake expansion project had been committed, of which a total of approximately $1.2 billion had been expended. Of the remaining committed capital, expenditures of approximately $104 million are expected to be made during the remainder of 2013.

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
NOTE 20 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2013 and 2012 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2013	2012
Capital additions	$625.1	$974.0
Cash paid for capital expenditures	742.2	793.6
Difference	$(117.1)	$180.4
Non-cash accruals	$(117.1)	$125.1
Capital leases	—	55.3
Total	$(117.1)	$180.4
Non-Cash Financing Activities - Declared Dividends
On September 9, 2013, our board of directors declared the quarterly cash dividend on our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.9 million will be payable on November 1, 2013 to our shareholders of record as of the close of business on October 15, 2013.
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
We have been executing a strategy designed to achieve scale in the mining industry and focused on serving the world’s largest and fastest growing steel markets. In the United States, we currently operate five iron ore mines in Michigan and Minnesota, four metallurgical coal mines located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. In Ontario, Canada, we have a major chromite project in the feasibility study stage of development. In addition, our Global Exploration Group is focused on early involvement in exploration activities to identify new world-class projects for future development or projects that add significant value to existing operations.
The key driver of our business is global demand for steelmaking raw materials in both developed and emerging economies, with China and the United States representing the two largest markets for our Company. In the first nine months of 2013, China produced approximately 587 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 65 million metric tons of crude steel, or about 5 percent of total crude steel production. These figures represent an approximate 9 percent increase and a 4 percent decrease, respectively, in crude steel production over the comparable period in 2012.
Global crude steel production continued to grow in the third quarter of 2013, led by increased production in a resilient Chinese economy that grew at an increased rate in the third quarter in part due to minor reforms to domestic lending policies. U.S. crude steel production declined in the first nine months of 2013 when compared to the same period in 2012, partly due to increased import competition. 2013 appears to mark a return to the pre-financial crisis trend in crude steel production, after a strong recovery year in 2012. Despite these factors, the pricing environment for steelmaking raw materials was healthy, which directly impacted our first nine months of 2013 performance.
During the remainder of 2013, we expect year-over-year steel production to rise in China, and to remain stable near the current pace in the United States. China's growth will be predicated on continued urbanization and the consequent demand for housing and durable goods. In the United States, steel production faces the challenge of increased imports, partially offset by healthy demand from motor vehicle producers and continued demand from construction activities.
We continue to expect that Chinese steel production will outpace the growth in Chinese iron ore production, which will face increasing production costs due primarily to diminishing iron ore grades and rising wages. Chinese iron ore, while abundant, is a lower grade than Australian and Brazilian ore, containing less than two thirds of the equivalent iron ore content on average.
The global price of iron ore is significantly influenced by Chinese demand, and the change in spot market prices in the first nine months of 2013 reflected strong and continued economic expansion in China. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines price, which has reflected this trend. The Platts 62 percent Fe fines spot price increased 17.0 percent to an average price of $133 per ton for the three months ended September 30, 2013 compared to the respective quarter of 2012. In comparison, the year-to-date Platts pricing has increased 2.0 percent to an average price of $135 per ton during the nine months ended September 30, 2013. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments as the related contracts are correlated heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted slightly because the pricing in our long-term contracts mostly is structured to be based on 12-month averages, including some contracts with established annual price collars. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
During the first nine months of 2013 and 2012, capacity utilization among U.S. steelmaking facilities remained unchanged at an average rate of approximately 77 percent. Domestic capacity utilization was in line with the trend in global capacity utilization, which also remained unchanged in the first nine months of 2013 at an average rate of approximately 79 percent, when compared to the same period in 2012. Domestically, both the automotive industry, housing market activity and growth in the oil and natural gas industry supported U.S. steel demand in the first nine months of 2013, providing sources of healthy demand for our products, but was offset by increased imports due in part to a strengthening U.S. dollar.
The metallurgical coal market continues to be in an oversupplied position.  This is due largely to low demand by European, Japanese and South American coking coal consumers and increased supply from Australia producers.  As a result, the benchmark Platts price for premium low-volatile hard coking coal decreased from $225 per ton for the three months ended September 30, 2012 to $145 per ton during the third quarter of 2013.  In comparison, the year-to-date benchmark Platts price for premium low-volatile hard coking coal decreased from $223 per ton for the nine months ended September 30, 2012 to $161 per ton during the nine months ended September 30, 2013. The decline in market pricing has impacted negatively realized revenue rates for our North American Coal business segment.
Our consolidated revenues for the three and nine months ended September 30, 2013 were $1.5 billion and $4.2 billion, respectively, with net income from continuing operations per diluted share of $0.65 and $2.13, respectively. This compares with revenues of $1.5 billion and $4.3 billion, with net income from continuing operations per diluted share of $0.61 and $5.00, for the comparable periods in 2012. Net income in the first nine months of 2013 was impacted negatively by a $67.6 million asset impairment charge related to our investment in Amapá. Net income in the first nine months of 2012 was impacted positively by $277.8 million of discrete tax items, primarily due to the enactment of the MRRT in Australia.
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
As we continue to expand our operating scale and geographic presence as an international mining and natural resources company, we have shifted our strategy from a merger and acquisition-based strategy to one that primarily focuses on organic growth and expansion initiatives. Our focus is investing in the expansion of our seaborne iron ore production capabilities driven by our belief in the long-term outlook for the seaborne iron ore market. Throughout the first nine months of 2013, we continued to make investments in Bloom Lake, our large-scale seaborne iron ore growth project in Eastern Canada. Maximizing Bloom Lake's production capabilities represents an opportunity to create significant shareholder value. We expect the Phase II expansion at Bloom Lake to meaningfully enhance our future earnings and cash flow generation by increasing sales volume and reducing unit operating costs. As previously announced, we have continued to delay certain components of the Bloom Lake Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. The commencement of Phase II's construction activities will depend on a number of factors, including but not limited to, market conditions, iron ore pricing and project milestones, which we continue to monitor.
We also own additional development properties, known as Labrador Trough South, located in Quebec that potentially could allow us to leverage parts of our existing infrastructure in Eastern Canada to supply additional iron ore into the seaborne market in future years if developed.

Our chromite project, which was moved into the feasibility study stage of development in May of 2012, continues to represent an opportunity for us to diversify; however, certain project-related activities have been deferred pending satisfactory resolution of unresolved issues. In June 2013, we announced a temporary suspension of the environmental assessment activities for the project due to delayed approval of the Terms of Reference for the provincial environmental assessment process, uncertainty regarding the federal environmental assessment process, unresolved land surface rights issues and unfinished economic agreements with the Province of Ontario. Early in September 2013, the First Nations-initiated judicial challenge to the federal environmental assessment process was resolved when certain of the First Nation communities that initiated the challenge decided to withdraw and have the matter dismissed in favor of negotiating a process with the Company. Separately, on September 10, 2013, the Ontario Mining and Lands Commissioner ruled in favor of an unpatented mining claim holder by dismissing an application filed by us to dispense with the need for that claimholder’s consent to use a portion of the surface of that claimholder’s claims for a road for the project. We have filed to appeal this decision by the Mining and Lands Commissioner. Delayed approval of the Terms of Reference for the provincial environmental assessment process and unfinished agreements with the Province of Ontario that are critical to the project's economic viability also remain outstanding; therefore, we have not resumed the environmental assessment activities for the project.
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
Results of Operations – Consolidated
2013 Compared to 2012
The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance Favorable/ (Unfavorable)	2013	2012	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,546.6	$1,544.9	$1.7	$4,175.6	$4,336.8	$(161.2)
Cost of goods sold and operating expenses	(1,197.9)	(1,346.6)	148.7	(3,320.8)	(3,403.2)	82.4
Sales margin	$348.7	$198.3	$150.4	$854.8	$933.6	$(78.8)
Sales margin %	22.5%	12.8%	9.7%	20.5%	21.5%	(1.0)%
Revenues from Product Sales and Services
Sales revenue for the three and nine months ended September 30, 2013 increased $1.7 million and decreased $161.2 million, respectively from each of the comparable periods in 2012.
The increase in sales revenue during the third quarter of 2013 primarily was attributable to higher realized revenue rates of $47.3 million, offset by lower worldwide sales volumes of $38.0 million. The increase in our realized revenue rates during the third quarter of 2013 compared to the third quarter of 2012 were 2.0 percent, 2.8 percent and 28.4 percent for our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore operations, respectively, which were offset partially by a decrease in realized revenue rates of 23.2 percent at our North American Coal operations. Offsetting the overall higher realized revenue rates was the decrease in lower worldwide iron ore sales volume of $32.9 million or 298 thousand tons during the third quarter of 2013 as compared to the same period in 2012.

The decrease in sales revenue during the first nine months of 2013 compared to the first nine months of 2012 primarily was attributable to lower worldwide iron ore sales volumes of $169.9 million or 1.3 million tons and lower realized revenue rates of $109.6 million, partially offset by higher North American Coal sales volumes of $110.6 million or 897 thousand tons. The decrease in our realized revenue rates during the first nine months of 2013 compared to the first nine months of 2012 was 15.3 percent, 1.7 percent and 0.7 percent for our North American Coal, U.S. Iron Ore and Eastern Canadian Iron Ore operations, respectively. These realized revenue rate decreases were offset partially by an increased realized revenue rate of 1.1 percent for our Asia Pacific Iron Ore operations.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and nine months ended September 30, 2013 were $1,197.9 million and $3,320.8 million, respectively, which represented a decrease of $148.7 million and $82.4 million, or 11.0 percent and 2.4 percent, respectively, from the comparable prior-year periods.
Cost of goods sold and operating expenses for the three months ended September 30, 2013 decreased primarily as a result of cost rate decreases of $95.8 million and a favorable foreign exchange rate impact of $36.5 million. Cost rate decreases of $47.9 million, $20.7 million, $19.4 million and $7.8 million at our North American Coal, Asia Pacific Iron Ore, U.S. Iron Ore and Eastern Canadian Iron Ore operations, respectively, primarily were driven by favorable fixed-cost leverage as a result of strong production period-over-period at our North American Coal operations and lower mining costs at our Asia Pacific Iron Ore operations.
Cost of goods sold and operating expenses for the nine months ended September 30, 2013 decreased primarily as a result of cost rate decreases of $83.8 million and a favorable foreign exchange rate impact of $50.2 million. Cost rate decreases of $105.6 million at our North American Coal operations were driven primarily by favorable fixed-cost leverage as a result of strong production period-over-period. These cost decreases were offset partially by additional costs of $32.3 million related to inventory write-downs at our Eastern Canadian Iron Ore operations during the nine months ended September 30, 2013.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and nine months ended September 30, 2013 and 2012:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance Favorable/ (Unfavorable)	2013	2012	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(70.6)	$(63.9)	$(6.7)	$(167.9)	$(202.6)	$34.7
Exploration costs	(10.6)	(45.6)	35.0	(45.9)	(95.2)	49.3
Miscellaneous - net	(43.5)	(12.5)	(31.0)	13.3	25.5	(12.2)
	$(124.7)	$(122.0)	$(2.7)	$(200.5)	$(272.3)	$71.8
Selling, general and administrative expenses during the three and nine months ended September 30, 2013 increased $6.7 million and decreased $34.7 million, respectively, over the comparable periods in 2012. The three and nine months ended September 30, 2013 was impacted by $8.2 million in severance costs related to the voluntary and involuntary terminations as a result of cost savings actions and unfavorable incremental legal matter costs of approximately $6.6 million for the three and nine months ended September

30, 2013 compared to the same prior-year periods. These increases in selling, general and administrative expenses were offset partially by reductions in outside service and technology spending during the three and nine months ended September 30, 2013 by $7.1 million and $33.8 million, respectively, over the comparable periods in 2012. Additionally, general travel and employee-related expenses were $8.7 million lower for the nine months ended September 30, 2013 as compared to the comparable period in 2012.
Exploration costs decreased by $35.0 million and $49.3 million during the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012, primarily due to decreases in costs at our Ferroalloys and Global Exploration Group operating segments. Our Ferroalloys operating segment had cost decreases of $14.9 million and $10.5 million in the third quarter and first nine months of 2013, respectively, over the comparable prior-year periods. During 2012, there were increased engineering and drilling costs due to the external resources utilized to support the Chromite Project feasibility study that were not recurring in 2013. Our Global Exploration Group had cost decreases of $17.8 million and $35.3 million in the third quarter and first nine months of 2013, respectively, over the comparable prior-year periods, due to lower drilling and professional services spend for certain projects.
Miscellaneous – net was unfavorable by $31.0 million and $12.2 million during the three and nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The three months ended September 30, 2013 were impacted negatively as a result of the Pointe Noire oil spill during the period as we incurred casualty losses of $17.8 million and as a result of minimum contractual shipment tonnage not being met as a result of the delay in the Bloom Lake Phase II expansion, which resulted in incurred penalties of $15.9 million. Additionally, an unfavorable incremental increase of $11.2 million was due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. These unfavorable items were offset partially by the decrease in the incremental losses from the sale of assets of $10.8 million and insurance recoveries of $6.2 million compared to the comparable prior-year period.
The nine months ended September 30, 2013 were impacted negatively by $17.8 million and $21.5 million, respectively, as a result of the Pointe Noire oil spill and Bloom Lake Phase II minimum contractual shipment penalties, as discussed above. Additionally, there was a decrease of $10.9 million in net insurance recoveries related to Oak Grove mine and various legal settlements period-over-period. These unfavorable period-over-period impacts were offset partially by an increase of $33.9 million due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. In addition, there were incremental gains from the sale of assets of $23.0 million for the nine months ended September 30, 2013 predominately related to the final transfer of assets associated with the closure of Cockatoo.
Failure to meet minimum monthly shipment requirements as a result of the continued delay in the Bloom Lake Phase II expansion is expected to result in penalties of approximately $16 million for the remainder of 2013 and each quarter until the Bloom Lake Phase II expansion is completed.

Other Income (Expense)
The following is a summary of other income (expense) for the three and nine months ended September 30, 2013 and 2012:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance Favorable/ (Unfavorable)	2013	2012	Variance Favorable/ (Unfavorable)
Interest expense, net	$(44.7)	$(45.3)	$0.6	$(134.5)	$(135.7)	$1.2
Other non-operating income (expense)	(1.2)	1.4	(2.6)	(2.9)	1.0	(3.9)
	$(45.9)	$(43.9)	$(2.0)	$(137.4)	$(134.7)	$(2.7)
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2013 and 2012:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Income tax benefit (expense)	$(65.7)	$64.0	$(129.7)	$(69.0)	$235.2	$(304.2)
Effective tax rate	36.9%	(197.5)%	234.4%	13.3%	(44.7)%	58.0%

A reconciliation of the statutory rate to the effective tax rate for the nine months ended September 30, 2013 and 2012 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2013		2012
Tax at U.S. statutory rate of 35 percent	$180.9	35.0%	$184.3	35.0%
Increases/(Decreases) due to:
Percentage depletion	(61.0)	(11.8)	(86.4)	(16.4)
Impact of foreign operations	10.3	2.1	20.0	3.8
Income not subject to tax	(68.7)	(13.3)	(86.9)	(16.5)
Valuation allowance on future tax benefits	21.2	4.1	—	—
Other items - net	1.0	0.1	11.6	2.2
Provision for income tax and effective income tax rate before discrete items	83.7	16.2	42.6	8.1
Discrete items:
Mineral Resources Rent Tax	—	—	(314.9)	(59.8)
Prior year adjustments made in current year	(13.4)	(2.6)	—	—
Foreign exchange remeasurement	(1.4)	(0.3)	62.1	11.8
Valuation allowance	(8.8)	(1.7)	—	—
Tax uncertainties	8.9	1.7	(23.7)	(4.5)
Other items - net	—	—	(1.3)	(0.3)
Provision for income tax expense (benefit) and effective income tax rate including discrete items	$69.0	13.3%	$(235.2)	(44.7)%
Our tax provision for the nine months ended September 30, 2013 was an expense of $69.0 million and a 13.3 percent effective tax rate compared with a benefit of $235.2 million and an effective tax rate of negative 44.7 percent for the comparable prior-year period. The difference in the effective rate from the prior year is due primarily to the enactment of the MRRT by the Australian federal government in March 2012 offset by the effect of currency elections on remeasurement made in 2012 and a decrease in 2013 of favorable impact of permanent items, including depletion and income not subject to tax relative to income before taxes.
Discrete items for the nine months ended September 30, 2013, provided a benefit of approximately $14.7 million. These adjustments relate primarily to adjustments to deferred tax balances, which include the amendments of prior-year income tax returns and the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable. Discrete items for the nine months ended September 30, 2012 related to the enactment of the MRRT by the Australian federal government and the impact of currency elections on remeasurement of deferred tax assets and liabilities. The MRRT had a financial statement tax benefit of $314.7 million, which partially was offset by the impact of currency elections on remeasurement of deferred tax assets and liabilities of $60.5 million.
Our 2013 estimated annual effective tax rate before discrete items is approximately 16.2 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, income not subject to tax and foreign taxes and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.
See NOTE 14 - INCOME TAXES for further information.

Equity Loss from Ventures
Equity loss from ventures for the three and nine months ended September 30, 2013 of $0.5 million and $73.9 million, respectively, compares to $15.3 million and $22.7 million, for the respective periods in 2012. The equity loss from ventures for the nine months ended September 30, 2013 primarily is comprised of the impairment charge of $67.6 million related to our 30 percent ownership interest in Amapá.
Income (Loss) from Discontinued Operations, net of tax
Income from discontinued operations, net of tax is comprised of the 45 percent economic interest in the Sonoma joint venture coal mine. The Sonoma joint venture coal mine, the sale of which occurred in the fourth quarter of 2012, resulted in a net loss of $2.7 million and net income of $5.2 million for the three and nine months ended September 30, 2012, respectively. Income from discontinued operations, net of tax in the current period relates to additional income tax benefit resulting from the actual tax gain from the sale of Sonoma included on the 2012 tax return, which was filed during the three months ended September 30, 2013.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $14.2 million and $12.0 million for the three and nine months ended September 30, 2013, respectively, compared to a net loss attributable to noncontrolling interest of $2.0 million and net income attributable to the noncontrolling interest of $2.3 million for the comparable respective periods in 2012.
The net income attributable to the noncontrolling interest of the Empire mining venture was $10.9 million and $17.9 million for the three and nine months ended September 30, 2013, respectively, compared to a net loss attributable to the noncontrolling interest of $4.4 million and net income attributable to the noncontrolling interest of $23.2 million for the comparable respective periods in 2012.
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

2013 Compared to 2012
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended September 30, 2013 and 2012:

	(In Millions)
			Changes due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2013	2012
Revenues from product sales and services	$782.4	$796.0	$14.7	$(33.2)	$—	$4.9	$(13.6)
Cost of goods sold and operating expenses	(508.9)	(540.1)	19.4	18.5	(1.8)	(4.9)	31.2
Sales margin	$273.5	$255.9	$34.1	$(14.7)	$(1.8)	$—	$17.6

	Three Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$112.67	$110.51	$2.16	2.0%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	64.81	67.81	(3.00)	(4.4)%
Depreciation, depletion & amortization	4.34	3.79	0.55	14.5%
Total cost of goods sold and operating expenses rate	69.15	71.60	(2.45)	(3.4)%
Sales margin	$43.52	$38.91	$4.61	11.8%

Sales tons[2] (In thousands)	6,285	6,576
Production tons[2] (In thousands)
Total	7,000	6,914
Cliffs’ share of total	5,176	5,075
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $273.5 million for the three months ended September 30, 2013, compared with a sales margin of $255.9 million for the three months ended September 30, 2012. Sales margin per ton increased 11.8 percent to $43.52 per ton in the third quarter of 2013 compared to the third quarter of 2012.
Revenue decreased by $18.5 million, excluding the increase of $4.9 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Lower sales volumes of 291 thousand tons or $33.2 million:

◦
Primarily driven by reduced tonnage with a customer due to their force majeure, the expiration of one contract with a continuing customer, lower full-year nomination by a customer and timing of shipments due to inventory level management; and

◦	Partially offset by the placement of more export tons into Europe, including pellet contracts transferred from Wabush, and additional spot contracts with a major customer.

•
Offset by the increase to the average revenue rate, which resulted in an increase of $14.7 million. The average realized product revenue rate increased by $2.16 per ton or 2.0 percent to $112.67 per ton in the third quarter of 2013 as a result of:

◦
Increases in customer pricing drove the average realized rate up by $7 per ton primarily due to an increase in market pricing and increased supplemental revenue due to changes in hot-band-steel pricing, which are key pricing mechanisms in most of our contracts. Additionally, one customer contract increased the average rate by $4 per ton due to the previously negotiated reset of the contract base rate; and

◦
Offset by the change in customer mix, which was unfavorable to the average realized rates by $5 per ton due to increased sales with overseas customers, which have lower realized rates due to higher freight costs as well as an unfavorable mix with our Great Lakes customers. Additionally, realized revenue rates were impacted negatively by $3 per ton as a result of recently extended contracts.

Cost of goods sold and operating expenses in the third quarter of 2013 decreased $36.1 million, excluding the increase of $4.9 million of freight and reimbursements from the same period in the prior year, primarily as a result of:

•	The third quarter of 2012 being impacted adversely due to $25.0 million of higher cost inventory being sold due to LIFO effects; and

•	Lower sales volumes that resulted in decreased costs of $18.5 million compared to the comparable prior-year period.
On a per-ton basis, depreciation, depletion and amortization rate increased period-over-period as a result of capital placed into service during 2012 and in 2013 at our Michigan operations.

The following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2013 and 2012:

	(In Millions)
			Changes due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2013	2012
Revenues from product sales and services	$1,894.2	$1,942.7	$(28.5)	$(36.1)	$—	$16.1	$(48.5)
Cost of goods sold and operating expenses	(1,247.1)	(1,233.8)	14.2	13.4	(24.8)	(16.1)	(13.3)
Sales margin	$647.1	$708.9	$(14.3)	$(22.7)	$(24.8)	$—	$(61.8)

	Nine Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$113.23	$115.19	$(1.96)	(1.7)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	64.91	64.48	0.43	0.7%
Depreciation, depletion & amortization	5.45	4.67	0.78	16.7%
Total cost of goods sold and operating expenses rate	70.36	69.15	1.21	1.7%
Sales margin	$42.87	$46.04	$(3.17)	(6.9)%

Sales tons[2] (In thousands)	15,095	15,399
Production tons[2] (In thousands)
Total	19,983	21,260
Cliffs’ share of total	14,777	15,739
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $647.1 million for the nine months ended September 30, 2013, compared with sales margin of $708.9 million for the nine months ended September 30,
2012. The decline compared to the prior year is attributable to a decrease in revenue of $48.5 million as well as an increase in cost of goods sold and operating expenses of $13.3 million. Sales margin per ton decreased 6.9 percent to $42.87 in the first nine months of 2013 compared to the first nine months of 2012.
Revenue decreased by $64.6 million, excluding the increase of $16.1 million of freight and reimbursements from the prior year, predominantly due to:
•Lower sales volumes of 304 thousand tons or $36.1 million:

◦
Primarily driven by reduced tonnage with a customer due to their force majeure, the expiration of one contract with a continuing customer, lower full-year nomination by a customer and the bankruptcy of one customer in 2012; and

◦
Partially offset by the placement of an additional 1.1 million export tons primarily into Europe including pellet contracts transferred from Wabush as well as trial and spot cargoes in Europe during the first nine months of 2013 when compared to the same prior-year period. We additionally benefited from additional customer demand, specifically additional spot contracts with a major customer.

•A decline in the average revenue rate, which resulted in a decrease of $28.5 million also was a contributing factor to the decrease in year-over-year revenues. The average year-to-date realized product revenue rate declined by $1.96 per ton or 1.7 percent to $113.23 per ton in 2013. This decline is a result of:

◦	Unfavorable customer mix impacted the realized revenue rates by $3 per ton primarily due to higher sales tonnage to overseas customers, which have lower realized revenue rates driven by freight;

◦	Realized revenue rates were impacted negatively by $2 per ton as a result of recently extended contracts; and

◦	Offset by one customer contract that increased the average rate by $3 per ton due to the reset of the contract base rate.
Cost of goods sold and operating expenses in the first nine months of 2013 decreased $2.8 million, excluding the increase of $16.1 million of freight and reimbursements from the same period in the prior year, predominantly as a result of:

•	Lower sales volumes decreased costs by $13.4 million compared to the comparable prior-year period;

•	Lower costs of $13.0 million attributable to the change in sales mix to include less Empire-ArcelorMittal equity tons when compared to the prior year; and

•	Offset by higher idle costs of $24.8 million due to the previously announced temporary idling of production at the Empire mine and the idle of two of the four production lines at our Northshore mine.
    Production
Cliffs' share of production in our U.S. Iron Ore segment decreased by 6.1 percent in the first nine months of 2013 when compared to the comparable period in 2012. As previously announced, beginning on January 5, 2013, we idled two of the four furnaces at the Northshore mine, resulting in decreased production of 0.4 million and 1.1 million tons when compared to the first three and nine months of 2012, respectively. Additionally, production at Empire during the three months ended September 30, 2013 was 0.6 million tons higher than the prior-year quarter as a result of increased production due to the duration of the summer idle period-over-period.

Eastern Canadian Iron Ore
The following is a summary of Eastern Canadian Iron Ore results for the three months ended September 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/ production volume variance	Inventory write-down	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$284.2	$253.1	$8.7	$22.4	$—	$—	$—	$31.1
Cost of goods sold and operating expenses	(306.2)	(293.6)	7.8	(30.4)	4.0	(5.6)	11.6	(12.6)
Sales margin	$(22.0)	$(40.5)	$16.5	$(8.0)	$4.0	$(5.6)	$11.6	$18.5

	Three Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$109.52	$106.57	$2.95	2.8%
Cost of goods sold and operating expenses rate (excluding DDA)	99.96	106.06	(6.10)	(5.8)%
Depreciation, depletion & amortization	18.03	17.56	0.47	2.7%
Total cost of goods sold and operating expenses rate	117.99	123.62	(5.63)	(4.6)%
Sales margin	$(8.47)	$(17.05)	$8.58	n/m

Sales tons[1] (In thousands)	2,595	2,375
Production tons[1] (In thousands)	2,198	2,255
[1] Tons are metric tons (2,205 pounds).
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $22.0 million for the three months ended September 30, 2013, compared with a sales margin loss of $40.5 million for the three months ended September 30, 2012. Sales margin per ton improved to a loss of $8.47 per ton in the third quarter of 2013 compared to a sales margin loss of $17.05 per ton in the third quarter of 2012.

Revenue increased by $31.1 million and realized rates increased $2.95 per ton for the three months ended September 30, 2013 when compared to the same period in the prior year, predominantly as a result of:

•
Higher Wabush sinter feed sales volumes of 705 thousand tons, offset partially by lower pellet sales volumes of 446 thousand tons due to idling of pellet production at the Wabush Scully mine during the second quarter of 2013. The increase in volume at Wabush resulted in an additional $24.0 million in revenue during the period, offset slightly by the decrease in volume at Bloom Lake that reduced revenue by $1.6 million; and

•	An increase driven by changes in spot market pricing offset by lower pellet premiums due to a shift in product mix resulted in an increase of $8.7 million primarily as a result of:

◦
An increase in the Platts 62 percent Fe spot rate to an average of $133 per ton from $113 per ton in the comparable prior-year quarter resulted in an increase of $19 per ton, partially offset by timing impacts of $9 per ton period-over-period. The timing impacts mostly are related to 2012 pricing where the rapid fall in Platts pricing was mitigated by pricing mechanisms based on annual averages and/or 90-plus day lag periods;

◦
A reduction in average pellet premiums as our Eastern Canadian Iron Ore segment ceased pellet production at our Wabush facility in June 2013 and going forward will only be producing sinter feed, pellet sales will continue to decrease as a percentage of the product mix in the future. During the third quarter of 2013, 16 percent of products sold were pellets, compared to 38 percent in the comparable prior-year period, which resulted in the realized revenue rate decreasing by $3 per ton due to lower average pellet premiums; and

◦
A reduction due to higher freight rates decreasing the average revenue rate by $3 per ton. The Brazil to China benchmark freight rates increased by 29 percent in the third quarter of 2013 compared to the third quarter of 2012.

Cost of goods sold and operating expenses during the three months ended September 30, 2013 increased from the same period last year by $12.6 million primarily due to:

•	Higher Wabush sales volumes resulting in increased costs of $32.1 million compared to the comparable prior-year period;

•	Offset partially by favorable foreign exchange rate variances of $11.6 million; and

•
Lower cost during the third quarter of 2013 compared to the third quarter of 2012 as a result of the lower-of-cost-or-market adjustments recorded on the pellet and concentrate inventories that were recorded during the second quarter of 2013 and due to the change in product mix to include lower cost concentrate sales during the third quarter of 2013.

The following is a summary of Eastern Canadian Iron Ore results for the nine months ended September 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/ Production volume variance	Inventory write-down	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$743.4	$777.8	$5.6	$(40.0)	$—	$—	$—	$(34.4)
Cost of goods sold and operating expenses	(795.7)	(820.8)	(12.9)	33.7	22.3	(32.3)	14.3	25.1
Sales margin	$(52.3)	$(43.0)	$(7.3)	$(6.3)	$22.3	$(32.3)	$14.3	$(9.3)

	Nine Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$116.39	$117.17	$(0.78)	(0.7)%
Cost of goods sold and operating expenses rate (excluding DDA)	104.18	105.85	(1.67)	(1.6)%
Depreciation, depletion & amortization	20.40	17.81	2.59	14.5%
Total cost of goods sold and operating expenses rate	124.58	123.66	0.92	0.7%
Sales margin	$(8.19)	$(6.49)	$(1.70)	n/m

Sales tons[1] (In thousands)	6,387	6,638
Production tons[1] (In thousands)	6,329	6,189
[1] Tons are metric tons (2,205 pounds).
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $52.3 million for the nine months ended September 30, 2013, compared with a sales margin loss of $43.0 million for the nine months ended September 30, 2012. Sales margin per ton decreased to a loss of $8.19 per ton in the first nine months of 2013 compared to a sales margin loss of $6.49 per ton in the first nine months of 2012.
Revenue decreased by $34.4 million primarily due to 251 thousand fewer tons sold. The reduction in tons sold resulted in a decrease to revenue of $40.0 million, which is related primarily to the transition and idling of pellet production at the Wabush Scully mine as pellet sales decreased by 1.0 million tons period-over-period, offset partially by the sale of 705 thousand tons of sinter feed in the first nine months of 2013 compared with the same period in 2012.
Overall revenue rate was similar between years as Platts pricing rates were higher by 2 percent, but this was offset by the reduction in average pellet premiums due to decreased pellet sales.
Cost of goods sold and operating expenses during the nine months ended September 30, 2013 decreased from the same period in 2012 by $25.1 million primarily due to:

•
Lower Wabush sales volumes resulted in decreased costs of $40.1 million compared to the comparable prior-year period, offset partially by higher sales volumes at Bloom Lake that resulted in increased costs of $6.4 million;

•	Incremental idle production costs at our Wabush operations of $22.3 million in the first nine months of 2012 did not recur; and

•
Offset by inventory write-downs of $32.3 million related to lower-of-cost-or-market charges of $21.7 million and an unsaleable inventory impairment charge of $10.6 million recorded during the first nine months of 2013.

Production
The Bloom Lake facility produced 4.3 million and 4.0 million metric tons of iron ore concentrate during the nine months ended September 30, 2013 and 2012, respectively. As previously announced, at the Bloom Lake mine, we are continuing to delay certain components of the Phase II expansion, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. The commencement of Phase II's construction activities will depend on a number of factors, including but not limited to, market conditions, iron ore pricing and project milestones, which we continue to monitor.
Production at the Wabush facility was 2.0 million and 2.2 million metric tons during the nine-month period ending September 30, 2013 and 2012, respectively. Due to high production costs and lower pellet premium pricing, we idled production at our Pointe Noire iron ore pellet plant and transitioned to producing an iron ore concentrate product from our Wabush Scully mine during June 2013.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Completion of Cockatoo Mining Stage 3	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$301.7	$254.2	$72.3	$(6.6)	$(15.5)	$(2.7)	$47.5
Cost of goods sold and operating expenses	(202.7)	(270.0)	20.7	7.0	14.7	24.9	67.3
Sales margin	$99.0	$(15.8)	$93.0	$0.4	$(0.8)	$22.2	$114.8

	Three Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$108.88	$84.79	$24.09	28.4%
Cost of goods sold and operating expenses rate (excluding DDA)	59.44	76.65	(17.21)	(22.5)%
Depreciation, depletion & amortization	13.71	13.41	0.30	2.2%
Total cost of goods sold and operating expenses rate	73.15	90.06	(16.91)	(18.8)%
Sales margin	$35.73	$(5.27)	$41.00	n/m

Sales tons[1] (In thousands)	2,771	2,998
Production tons[1] (In thousands)	2,798	2,908
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales are reflected at our 50 percent share during the second quarter of 2012.
Sales margin for Asia Pacific Iron Ore increased to $99.0 million during the three months ended September 30, 2013 compared with a sales margin loss of $15.8 million for the same period in 2012. Sales margin per ton increased to $35.73 per ton in the third quarter of 2013 compared to a sales margin loss of $5.27 per ton in the third quarter of 2012.
    Revenue increased in the third quarter of 2013 over the prior-year period, primarily as a result of:

•	Our realized product revenue rate for the three months ended September 30, 2013 resulted in an increase of $72.3 million or 28.4 percent on a per-ton basis. This increase is a result of:

◦
The increase in the Platts 62 percent Fe spot rate to an average of $133 per ton from $113 per ton in the comparable prior-year quarter positively impacted the revenue rate resulting in an increase of $50.9 million or $18 per ton to our realized revenue rate;

◦	The low-grade iron ore sales campaign in 2012 that did not recur in 2013 positively impacted the revenue rate variance resulting in an increase of $18.0 million or $7 per ton;

◦
Timing of shipments in the third quarter of 2013 versus the comparable prior-year quarter provided a period-over-period benefit to our realized revenue rate of $16.3 million or $6 per ton on standard product. The benefit to our realized revenue rate in the current quarter primarily resulted from the proportion of low-grade material selling early in the third quarter of 2012 when the Platts 62 percent Fe spot rate was higher than quarter average versus the amount of standard product selling in the latter half of the third quarter of 2012 when the Platts 62 percent Fe spot rate was lower than quarter average, which resulted in a lower realized revenue rate for the third quarter of 2012; and

◦	Offset by a reduction to our realized revenue rate of $14.0 million or $5 per ton due to an increase in foreign exchange contract hedging losses period over period.

•
Offset partially by negative sales volume movement of 78 thousand tons at Koolyanobbing that resulted in a decrease in revenue of $6.6 million during the third quarter of 2013 in comparison to the prior-year period; and

•
Additionally, we completed the mining of Stage 3 at Cockatoo and sold our interest during the third quarter of 2012, resulting in a revenue decrease of $15.5 million or 149 thousand tons in the third quarter of 2013, compared to the same period in the prior year.

Cost of goods sold and operating expenses in the three months ended September 30, 2013 decreased $67.3 million compared to the comparable period in 2012 primarily as a result of:

•
Favorable cost of goods sold rate variance of $20.7 million driven mainly by lower mining costs of $18.0 million due to less waste movement in the third quarter of 2013, compared to the same period in the prior year;

•	Favorable foreign exchange rate variances of $24.9 million;

•
The completion of the mining of Stage 3 at Cockatoo and the sale of our interest at the end of the third quarter of 2012, resulting in a decrease in costs of $14.7 million compared to the same period in the prior year; and

•	Lower sales volumes at Koolyanobbing, as discussed above, which resulted in lower costs of $7.0 million compared to the same period in the prior year.

The following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Completion of Cockatoo Mining Stage 3	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$899.5	$975.3	$16.7	$(18.6)	$(75.2)	$1.3	$(75.8)
Cost of goods sold and operating expenses	(644.2)	(719.2)	(23.1)	13.3	48.9	35.9	75.0
Sales margin	$255.3	$256.1	$(6.4)	$(5.3)	$(26.3)	$37.2	$(0.8)

	Nine Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$111.53	$110.33	$1.20	1.1%
Cost of goods sold and operating expenses rate (excluding DDA)	65.48	68.91	(3.43)	(5.0)%
Depreciation, depletion & amortization	14.40	12.44	1.96	15.8%
Total cost of goods sold and operating expenses rate	79.88	81.35	(1.47)	(1.8)%
Sales margin	$31.65	$28.98	$2.67	9.2%

Sales tons[1] (In thousands)	8,065	8,840
Production tons[1] (In thousands)	8,386	8,024
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales are reflected at our 50 percent share during the first half of 2012.
Sales margin for Asia Pacific Iron Ore decreased to $255.3 million during the nine months ended September 30, 2013 compared with $256.1 million for the same period in 2012. Sales margin per ton increased 9.2 percent to $31.65 per ton in the first nine months of 2013 compared to the first nine months of 2012.
    Revenue decreased in the first nine months of 2013 over the prior-year period primarily as a result of:

•
The completion of the mining of Stage 3 at Cockatoo and the sale of our interest at the end of the third quarter of 2012, resulting in a revenue decrease of $75.2 million or 611 thousand tons compared to the same period in the prior year;

•
Due to timing of shipments, the sales volume during the nine months ended September 30, 2013 at Koolyanobbing decreased to 8.1 million tons compared with 8.2 million tons in the comparable period in 2012, resulting in a decrease in revenue of $18.6 million; and

•
These decreases were offset partially by our realized product revenue rate for the nine months ended September 30, 2013 that resulted in an increase of $16.7 million or 1.1 percent on a per-ton basis. This increase is a result of:

◦	The low-grade iron ore sales campaign in 2012 that did not recur in 2013, which positively impacted the revenue rate variance resulting in an increase of $39.1 million or $5 per ton;

◦
The Platts 62 percent Fe index increased to an average of $135 per ton from $133 per ton during the comparable first nine months of the prior year, which positively impacted the revenue rate resulting in an increase of $21.3 million or $2 per ton to our realized revenue rate; and

◦
Offset by the lower iron ore content on standard product in 2013 resulting in a reduction of realized product revenue rate of $28.4 million or $4 per ton along with minor reductions due to higher price adjustments, unfavorable foreign exchange impacts and unfavorable product mix impact from the loss of Cockatoo's fines sales, which had higher iron content.

Cost of goods sold and operating expenses in the nine months ended September 30, 2013 decreased $75.0 million compared to the comparable period in 2012 primarily as a result of:

•
The completion of the mining of Stage 3 at Cockatoo and the sale of our interest at the end of the third quarter of 2012, resulting in a decrease in costs of $48.9 million compared to the same period in the prior year;

•	Lower sales volumes at Koolyanobbing, as discussed above, resulted in lower costs of $13.3 million compared to the comparable period in the prior year;

•	Favorable foreign exchange rate variances of $35.9 million; and

•
These decreases were offset partially by higher logistics costs of $27.3 million mainly attributable to higher road haulage and railed tons as well as higher ship-loading handling charges in the first nine months of 2013.

Production
Production at Asia Pacific Iron Ore increased 362 thousand tons or 4.5 percent during the nine months ended September 30, 2013 when compared to the comparable period in 2012. The completion of the Koolyanobbing expansion project provided additional ore processing and rail and port capabilities that drove performance increases at this mine. We completed the mining of Stage 3 at Cockatoo and sold our interest during the third quarter of 2012, resulting in a decrease of 586 thousand tons in total production during the first nine months of 2013 compared to the comparable period in 2012.

North American Coal
The following is a summary of North American Coal results for the three months ended September 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/ production volume variance	Freight and reimbursement	Total change
	2013	2012
Revenues from product sales and services	$178.3	$241.8	$(48.4)	$(5.1)	$—	$(10.0)	$(63.5)
Cost of goods sold and operating expenses	(180.1)	(243.1)	47.9	5.1	—	10.0	63.0
Sales margin	$(1.8)	$(1.3)	$(0.5)	$—	$—	$—	$(0.5)

	Three Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$98.95	$128.88	$(29.93)	(23.2)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	76.16	114.56	(38.40)	(33.5)%
Depreciation, depletion & amortization	23.91	15.10	8.81	58.3%
Total cost of goods sold and operating expenses rate	100.07	129.66	(29.59)	(22.8)%
Sales margin	$(1.12)	$(0.78)	$(0.34)	n/m

Sales tons[2] (In thousands)	1,623	1,662
Production tons[2] (In thousands)	2,077	1,434
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to a sales margin loss of $1.8 million during the three months ended September 30, 2013, compared to a sales margin loss of $1.3 million during the three months ended September 30, 2012. Sales margin per ton decreased to a loss of $1.12 per ton in the third quarter of 2013 compared to a sales margin loss of $0.78 per ton in the third quarter of 2012.
Revenues from product sales and services for the three months ended September 30, 2013 were $178.3 million, which is a decrease of $53.5 million over the prior-year period, excluding the decrease of $10.0 million of freight and reimbursements, primarily due to:

•	Our realized product revenue rate for the three months ended September 30, 2013 resulted in a decrease of $48.4 million or 23.2 percent on a per-ton basis. This decline is a result of:

◦	The downward trend in market pricing period-over-period including a 36 percent reduction in the coal benchmark price, partially mitigated by annually priced contracts; and

◦
Product sales mix for low-volatile metallurgical, high-volatile metallurgical and thermal coal were 64.4 percent, 24.1 percent and 11.5 percent, respectively, in the third quarter of 2013 compared to 68.8 percent, 20.9 percent and 10.3 percent for the comparable period in 2012. Customer mix also is unfavorable as 2013 includes a higher percentage of export tons sold in current market conditions and fewer domestic tons of our low-volatile metallurgical coal. The total mix impact was unfavorable by $7 per ton or $11.2 million.
Cost of goods sold and operating expenses in the third quarter of 2013 decreased $53.0 million, excluding the decrease of $10.0 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Increased production in the third quarter of 2013 resulted in a favorable impact on the cost-per-ton rate which provided the benefit of $32 per ton or $46.2 million; and

•	Offset slightly by the change in sales mix to less low-volatile coal, as discussed above, which increased costs by $4 per ton or $5.8 million.
The following is a summary of North American Coal results for the nine months ended September 30, 2013 and 2012:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/ production volume variance	Freight and reimbursement	Total change
	2013	2012
Revenues from product sales and services	$638.5	$640.9	$(103.4)	$110.6	$—	$(9.6)	$(2.4)
Cost of goods sold and operating expenses	(631.9)	(637.1)	105.6	(110.0)	—	9.6	5.2
Sales margin	$6.6	$3.8	$2.2	$0.6	$—	$—	$2.8

	Nine Months Ended September 30,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$104.91	$123.80	$(18.89)	(15.3)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	85.57	107.87	(22.30)	(20.7)%
Depreciation, depletion & amortization	18.14	15.11	3.03	20.1%
Total cost of goods sold and operating expenses rate	103.71	122.98	(19.27)	(15.7)%
Sales margin	$1.20	$0.82	$0.38	46.3%

Sales tons[2] (In thousands)	5,497	4,600
Production tons[2] (In thousands)	5,536	4,539
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal increased to $6.6 million during the nine months ended September 30, 2013, compared to a sales margin of $3.8 million during the nine months ended September 30, 2012. Sales margin per ton increased 46.3 percent to $1.20 per ton in the first nine months of 2013 compared to the first nine months of 2012.
Revenues from product sales and services were $638.5 million, which is an increase of $7.2 million over the prior-year period, excluding the decrease of $9.6 million of freight and reimbursements, predominantly due to:

•
Sales volume increases of 897 thousand tons or 19.5 percent during the first nine months of 2013 in comparison to the prior-year period resulted in an increase in revenue of $110.6 million, primarily due to:

◦	Increases in saleable coal at Oak Grove mine available in the first nine months of 2013 compared to the prior year as the force majeure related to the April 2011 tornado extended into April 2012; and

◦	Higher sales of Pinnacle low-volatile metallurgical coal due to increased production and CLCC high-volatile metallurgical due to increased market demand in 2013.

•	Our realized product revenue rate for the nine months ended September 30, 2013 resulted in a decrease of $103.4 million or 15.3 percent on a per-ton basis. This decline is a result of:

◦	The downward trend in market pricing period-over-period, mitigated by annually priced contracts, carry-over contracts and product mix from our high-volatile metallurgical coal; and

◦
Offset slightly by product sales mix for low-volatile metallurgical, high-volatile metallurgical and thermal coal were 68.4 percent, 22.4 percent and 9.2 percent, respectively, in the first nine months of 2013 compared to 64.4 percent, 21.6 percent and 14.0 percent, respectively, for the comparable period in 2012. The total mix impact was favorable by $3 per ton or $14.5 million based on the higher price of low-volatile coal and lower rates for thermal coal.

Cost of goods sold and operating expenses in the first nine months of 2013 increased $4.4 million, excluding the decrease of $9.6 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulted in an additional $110.0 million of costs;

•	The change in sales mix to more low-volatile coal, as discussed above, increased costs by $2 per ton or $8.2 million; and

•
Offset by decreased costs related to labor of $43.8 million and maintenance and external services of $63.6 million due to reduced headcount, cost savings measures and more effective operating efficiency.

Production
Production of low- and high-volatile metallurgical coal increased 30.4 percent in the first nine months of 2013 compared to the first nine months of 2012. Low-volatile production increased 991 thousand tons over the prior-year period due to improved operating efficiency. High-volatile metallurgical coal production levels in the first nine months of 2013 increased 187 thousand tons or 19.0 percent as a result of the Lower War Eagle mine moving into production during the fourth quarter of 2012, offset partially by the closure of Dingess-Chilton during the first quarter of 2013. During 2012 and continuing into 2013, we experienced a decline in the demand for thermal coal. Accordingly, on June 15, 2012, we reduced production at our thermal mine to one shift to align production with customer demands and existing supply agreements, which resulted in reduced production of 180 thousand tons in the first nine months of 2013 compared to the same period in 2012.
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

Based on current mine plans and subject to future iron ore and coal prices and demand, we expect estimated operating cash flows and cash flows from investing activities that generate an inflow in 2013 to approximate our budgeted capital expenditures, dividends and other cash requirements. We maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives. Based on current market conditions, we expect to be able to fund these requirements for at least the next 12 months through operations and our existing credit facility.
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
Operating Activities
Net cash provided by operating activities improved to $685.9 million for the nine months ended September 30, 2013, compared to cash provided by operating activities of $275.5 million for the same period in 2012. Increased operating cash flows in the first nine months of 2013 resulted from an overall reduction of cash spend, primarily due to the timing of payments related to 2011 income taxes in early 2012.
Our long-term outlook remains stable, although we have and plan to respond to the uncertain near-term outlook by adjusting our operating strategy as market conditions change. Throughout the first nine months of 2013, capacity utilization among steelmaking facilities in North America remained steady. We expect modest growth from the U.S. economy, sustaining a healthy business in the United States. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. We are monitoring continually the economic environment in which we operate in an effort to take advantage of opportunities presented by the markets for our commodity-driven business.
Our U.S. operations and our financing arrangements provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at September 30, 2013 was $47.0 million, or approximately 15.7 percent of our consolidated total cash and cash equivalents balance of $298.8 million. As of September 30, 2013 and December 31, 2012, we had available borrowing capacity of $1.3 billion and $1.4 billion, respectively, under our $1.75 billion U.S.-based revolving credit facility. Additionally, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand from the U.S. and Asian economies weakened and pricing deteriorated for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $734.4 million for the nine months ended September 30, 2013, compared with $784.7 million for the comparable period in 2012.
We had capital expenditures of $742.2 million and $793.6 million for the nine months ended September 30, 2013 and 2012, respectively. As we remain focused on organic growth and expansion, our main capital focus has been on the construction of the Bloom Lake mine's operations. On the ramp-up and expansion projects at Bloom Lake mine, we have spent approximately $473 million and approximately $356 million during the nine months ended September 30, 2013 and 2012, respectively. We continue to evaluate the timing to recommence the construction and eventual completion of Bloom Lake Phase II. The timing and amount of the capital expenditures related to the project's completion are dependent heavily on future market conditions, economic factors, project scope adjustments and other factors that we continue to evaluate.

Additionally, we spent approximately $236 million and $203 million globally on expenditures related to sustaining capital in the first nine months of 2013 and 2012, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
In alignment with our strategy to focus on organic growth and expansion initiatives and, based upon our long-term outlook, we anticipate total cash used for capital expenditures in 2013 to be approximately $950 million. This is comprised of sustaining and productive capital expenditures of approximately $480 million for all of our operations and growth capital expenditures of $470 million related to Bloom Lake mine's expansion to increase processing capabilities. Approximately $200 million of the sustaining expenditures relate to the on-going development of the tailings and water management systems at Bloom Lake. Annual spending at these levels for the tailings and water management systems is expected to continue over the next few years. We expect to fund our full-year capital expenditure expectation from available cash, current and future operations, and other borrowing arrangements, including lease financing.
Financing Activities
Net cash provided by financing activities in the first nine months of 2013 was $162.0 million, compared to net cash provided by financing activities of $27.2 million for the comparable period in 2012. We completed a public offering of 10.35 million of our common shares in February 2013. The net proceeds from the offering were approximately $285.3 million at a sales price to the public of $29 per share. We also issued 29.25 million depositary shares for total net proceeds of approximately $709.4 million, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan.
Additionally, cash provided by financing activities in the first nine months of 2013 included proceeds from equipment loans of $62.1 million, net borrowings and repayments under the credit facility of $55.0 million offset by dividend distributions of $91.8 million. During the first quarter of 2013, the board of directors approved a reduction to the quarterly dividend to $0.15 per share. Quarterly dividends at the new rate were payable on March 1, 2013, June 3, 2013 and September 3, 2013. Additionally, we have dividends payable on our Preferred Shares, which are represented by our depositary shares, at an annual rate of 7.00 percent on the liquidation preference of $1,000 per Preferred Share (or the equivalent of $25 per depositary share). The declared quarterly cash dividends were payable on May 1, 2013 and August 1, 2013 to our shareholders of record as of the close of business on April 15, 2013 and July 15, 2013, respectively.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of September 30, 2013 and December 31, 2012:

	(In Millions)
	September 30, 2013	December 31, 2012
Cash and cash equivalents	$298.8	$195.2
Available revolving credit facility	$1,750.0	$857.6
Revolving loans drawn	(380.0)	(325.0)
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Term loan	—	847.1
Term loan drawn	—	(847.1)
Letter of credit obligations and other commitments	(27.7)	(27.7)
Borrowing capacity available	$1,342.3	$504.9
Our primary source of funding is a $1.75 billion revolving credit facility, which matures on October 16, 2017. We also have cash generated by the business and cash on hand, which totaled $298.8 million as of September 30, 2013. The combination of cash and availability under the credit facility gave us $1,641.1 million in liquidity entering the fourth quarter of 2013, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.
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
We are subject to certain financial covenants contained in the amended credit agreement and were subject to certain financial covenants related to the term loan until payoff during February 2013. As of September 30, 2013 and December 31, 2012, we were in compliance with all applicable financial covenants and expect to be in compliance with all applicable covenants for the next 12 months.
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
At September 30, 2013, we have recorded $4.6 million as current Derivative assets and $11.4 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $24.3 million increase and a net $6.8 million decrease, respectively, in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2013 related to these arrangements.
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
At September 30, 2013, we had a derivative asset of $62.1 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $58.9 million as of December 31, 2012. We estimate that a $75 change in the average hot-band steel price realized from the September 30, 2013 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $45.1 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 12.8 million MMBtu’s of natural gas at an average delivered price of $4.22 per MMBtu and 21.3 million gallons of diesel fuel at an average delivered price of $3.24 per gallon during the first nine months of 2013. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 5.2 million gallons of diesel fuel at an average delivered price of $4.37 per gallon during the first nine months of 2013. Our CLCC operations consumed approximately 2.0 million gallons of diesel fuel at an average delivered price of $3.38 per gallon during the first nine months of 2013. Consumption of diesel fuel by our Asia Pacific operations was approximately 10.9 million gallons at an average delivered price of $3.35 per gallon for the same period.
In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites. As the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. At the present time we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $5.3 million in our annual fuel and energy cost based on expected consumption for the remainder of 2013.
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
A portion of our goodwill balance was recognized upon the acquisition of Freewest Resources Canada Inc. and Spider Resources Inc., together known as our Ferroalloys reporting unit. Since the acquisitions, we have completed prefeasibility studies and are in the process of completing feasibility studies to prepare for development of the chromite properties. In June 2013, we announced a temporary suspension of the environmental assessment activities for the project due to delayed approval of the Terms of Reference for the provincial environmental assessment process, uncertainty regarding the federal environmental assessment process, unresolved land surface rights issues and unfinished economic agreements with the Province of Ontario. Early in September 2013, the First Nations-initiated judicial challenge to the federal environmental assessment process was resolved when certain of the First Nations communities that initiated the challenge decided to withdraw and have the matter dismissed in favor of negotiating with the Company. Separately, on September 10, 2013, the Ontario Mining and Lands Commissioner ruled in favor of an unpatented mining claim holder by dismissing an application filed by us to dispense with the need for that claimholder’s consent to use a portion of the surface of that claimholder’s claims for a road for the project. We have filed to appeal this decision by the Mining and Lands Commissioner. Delayed approval of the Terms of Reference for the provincial environmental assessment process and unfinished agreements with the Province of Ontario that are critical to the project's economic viability also remain outstanding; therefore, we have not resumed the environmental assessment activities for the project. We will continue our work with the Province of Ontario and First Nation communities on these issues as we determine how and when to advance the project. The current quarter developments do not indicate a material change to the fair value of the project, and we will continue to evaluate impact to fair value from changes in the status of these items. Inability to complete or significant delays in completion of these feasibility studies or results that indicate insufficient return on investment may result in an inability to recover the carrying value of recognized goodwill and long-lived assets, which were $80.9 million and $274.0 million at September 30, 2013, respectively. As a result of our most recent analysis, the fair value of the reporting unit exceeded its carrying value by a substantial amount. The fair value is highly sensitive to any deterioration of the aforementioned assumptions as well as impact of adverse developments in our feasibility study and therefore may result in an impairment charge.
We have experienced higher than expected production costs at our Wabush iron ore mining operation, due to a variety of factors that has resulted in continued declines in our profitability of that business, which represents an asset group for purposes of testing our long-lived assets for recoverability. Continuation of these profitability trends could impact our ability to recover these values, which were $288.2 million at September 30, 2013.
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

At September 30, 2013, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $333.0 million and $453.5 million, respectively, with varying maturity dates ranging from October 2013 to September 2014 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $7.4 million, and a 10 percent decrease would reduce the fair value to approximately negative $45.3 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $51.9 million, and a 10 percent decrease would decrease the fair value to approximately negative $39.9 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of September 30, 2013:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio (1) :
AUD Contracts expiring in the next 12 months	$333.0	0.98	0.9317	$(19.1)
CAD Contracts expiring in the next 12 months	453.5	1.04	1.0309	1.4
Total Hedge Contract Portfolio	$786.5			$(17.7)

(1) Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a variable rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of September 30, 2013, we had $380.0 million drawn on the revolving credit facility. A 100 basis point change to the base rate or the LIBOR rate under the revolving credit facility would result in a change of approximately $3.8 million to interest expense on an annual basis.
The interest rate payable on the $500.0 million senior notes due in 2018 may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any substitute rating agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00 percent above the interest rate payable on the notes on the date of the initial issuance of notes. The maximum rate increase of 2.00 percent for the interest rate payable on the notes would result in an additional interest expense of $10.0 million per annum.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
Looking forward, we expect China to maintain a healthy steelmaking pace through year end, driven by broader economic growth and the positive impact of domestic lending policy reforms. Robust Chinese steel production is expected to remain a source of healthy demand for our Eastern Canadian Iron Ore and

Asia Pacific Iron Ore businesses. We also anticipate the demand for our U.S. Iron Ore and North American Coal businesses to remain healthy, despite lower year-over-year steel production in North America.
We expect pricing for the commodities we sell to remain volatile, with the potential to significantly increase or decrease at any point in time. Due to this expected volatility and for the purpose of providing a full-year outlook, we will utilize the year-to-date average Platts 62 percent Fe seaborne iron ore spot price as of Sept. 30, 2013 of $135 per ton (C.F.R. China) as a base price assumption for providing our revenues-per-ton sensitivities for our iron ore business segments. This assumption does not reflect our internal expectation of full-year seaborne iron ore pricing. As such, using $135 per ton as the iron ore price assumption for the remainder of the year, included in the table below is the expected full-year revenues-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10-per-ton variance from the price assumption. The sensitivities per ton for each respective iron ore business segment below reflect the sales volume and realized price achieved for the first nine months of 2013 results and our realized expectation for the remainder of 2013.

2013 Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$110 - $115	$110 - $115	$110 - $115
Sensitivity Per Ton (+/- $10)	+/- $1	+/- $2	+/- $2

(1) Based on the average year-to-date 62 percent Fe seaborne iron ore fines price (C.F.R. China) of $135 per ton as of Sept. 30, 2013.
(2) U.S. Iron Ore tons are reported in long tons.
(3) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
The revenues-per-ton sensitivities consider various contract provisions, lag-year adjustments and pricing caps and floors contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, freight rates, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
U.S. Iron Ore Outlook (Long Tons)
For 2013, we are maintaining our sales and production volume expectation of 21 million tons and 20 million tons, respectively.
The U.S. Iron Ore revenues-per-ton sensitivity included within the 2013 revenue sensitivity summary table above also includes the following assumptions:

•	2013 U.S. and Canada blast furnace steel production of 40 - 45 million tons

•	2013 average hot-rolled steel pricing of $630 per ton

•	Approximately 55 percent of the expected 2013 sales volume is linked to seaborne iron ore pricing
We are maintaining our 2013 full-year U.S. Iron Ore cash-cost-per-ton expectation of $65 - $70, and depreciation, depletion and amortization is expected to be approximately $6 per ton.
In 2014, we expect to sell approximately 22 - 23 million tons from our U.S. Iron Ore business. This is primarily attributable to increased customer demand from North American steelmaking customers.

Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2013, we are increasing our full-year sales and production volume expectation of 8 - 9 million tons to 8.5 - 9 million tons. We will sell approximately 1.5 million tons of iron ore pellets from our Eastern Canadian Iron Ore segment, with iron ore concentrate sales making up the remainder of the expected full-year sales volume range.
We are maintaining our full-year cash-cost-per-ton expectation for Bloom Lake and Wabush mines of $90 - $95 and $115 - $120, respectively. Further, we are maintaining our full-year 2013 cash cost per ton in Eastern Canadian Iron Ore of $100 - $105. Depreciation, depletion and amortization is expected to be approximately $19 per ton for full-year 2013.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above.
Looking ahead, we continue to evaluate the long-term strategic fit of Wabush Mine and viability of Bloom Lake's Phase II expansion project. Driven by this ongoing evaluation, we will only provide our expected full-year 2014 sales volume for Bloom Lake's Phase I of approximately 5.5 - 6 million tons of iron ore concentrate.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2013 Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2013 revenues-per-ton sensitivity table above. We are maintaining our 2013 full-year Asia Pacific Iron Ore cash-cost-per-ton expectation of $65 - $70. Depreciation, depletion and amortization is anticipated to be approximately $15 per ton for the year.
In 2014, we expect to sell approximately 10 - 11 million tons from our Asia Pacific Iron Ore business, comprised of approximately 50 percent lump iron ore and 50 percent fines iron ore.
North American Coal Outlook (Short Tons, F.O.B. the mine)
We are maintaining our full-year 2013 North American Coal expected sales and production volumes of approximately 7 million tons. Sales volume mix is anticipated to be approximately 70 percent low-volatile metallurgical coal and 21 percent high-volatile metallurgical coal, with thermal coal making up the remainder.
We are maintaining our full-year 2013 North American Coal revenues-per-ton outlook of $100 - $105.
We are decreasing our North American Coal full-year cash-cost-per-ton expectation to $85 - $90 from our previous expectation of $90 - $95. The decrease is driven by continued improvement in the operation's cost structure and production volumes. Full-year 2013 depreciation, depletion and amortization is expected to be approximately $17 per ton.
In 2014, we expect to sell approximately 6 - 7 million tons from our North American Coal business, comprised of approximately 68 percent low-volatile metallurgical coal, 23 percent high-volatile metallurgical coal and 9 percent thermal coal.

The following table provides a summary of our 2013 guidance for our four business segments:

	2013 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	21	8.5 - 9	11	7
Production volume (million tons)	20	8.5 - 9	11	7
Cash cost per ton	$65 - $70	$100 - $105	$65 - $70	$85 - $90
DD&A per ton	$6	$19	$15	$17

(1) U.S. Iron Ore tons are reported in long tons.
(2) Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3) Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4) North American Coal tons are reported in short tons, F.O.B. the mine.
SG&A Expenses and Other Expectations
We are maintaining our full-year 2013 SG&A expense expectation of approximately $215 million.
We are also decreasing our full-year cash outflows expectation by $10 million to approximately $65 million for future growth projects. This is comprised of approximately $15 million related to exploration and approximately $50 million related to our chromite project in Ontario, Canada, which is in the feasibility stage of development.
We anticipate a full-year effective tax rate of approximately 13 percent for 2013. We are increasing our full-year 2013 depreciation, depletion and amortization by $10 million to approximately $575 million.
Capital Budget Update
We are decreasing our 2013 capital expenditures budget to approximately $950 million from our previous expectation of $1 billion due to lower investments in Eastern Canada.
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

PART II

Item 1.	Legal Proceedings
EPSL Arbitration. On December 20, 2012, Esperance Port Authority (trading as Esperance Port Sea and Land) and Cliffs Asia Pacific Iron Ore Pty Ltd nominated an arbitrator to determine disputes that have arisen between the parties in relation to the proper construction and operation of certain clauses in the operating agreement that was first made between the parties on September 25, 2000 (as varied). Among several other issues, we are in dispute with EPSL over the "maximum tonnage" that EPSL is obligated to handle and, in particular, whether EPSL legally is obligated to handle 11.5 million tonnes per annum of ore. The operating agreement does not expressly include a maximum or minimum annual tonnage provision, but has a clause setting forth the minimum take-or-pay obligations. We assert that the maximum tonnage for which EPSL is obliged to provide the services is the capacity of the port at any given time to handle iron ore. On October 18, 2013, the parties entered into a partial settlement agreement that adjourns the November 2013 hearing date to April 2014 in order to allow the parties time to negotiate a full and final settlement, provides for a conditional settlement of matters in dispute up to December 31, 2013 and also sets an interim charging rate beginning in 2014.
Pointe Noire Investigation.  Wabush Mines currently is being investigated by Environment Canada in relation to alleged violations of (i) Section 36(3) of the Fisheries Act, which prohibits the deposit of a deleterious substance in water frequented by fish or in any place where the deleterious substance may enter any such water, and (ii) Section 5.1 of the Migratory Bird Convention Act, 1994.  The Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks also has commenced an investigation into alleged violations of Section 8 of the Hazardous Material Regulation, which prohibits the discharge of a hazardous material to the environment.  Based on current information, the investigations cover events surrounding and leading up to the alleged release of approximately 1,320 gallons of fuel oil into the Bay of Sept Iles on September 1, 2013.  Our response actions were able to successfully contain and capture a substantial amount of oil.  We are cooperating with the investigators and agency response officials.   The possible outcome of the investigations and the risk of loss cannot be determined at this time.
Severstal Pricing Arbitration. Severstal filed a demand for arbitration against Cliffs Sales Company, The Cleveland-Cliffs Iron Company, and Cliffs Mining Company in May 2013 over the pricing calculation for pellets beginning in 2013. Severstal filed the arbitration claim pursuant to the dispute resolution provisions of the Amended and Restated Pellet Sale and Purchase Agreement, dated January 1, 2006, and as amended to date, or the sales agreement. The parties amended the sales agreement in 2008 to revise the calculation of the base price for pellets, beginning in 2013, to include a pricing calculation utilizing current market price indices. Severstal has been paying “under protest” the invoices for the pellets pursuant to our calculation. We have countered the arbitral demand of Severstal by seeking a declaration that our calculation of the 2013 base price is the correct calculation under the sales agreement.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2013	584	$17.52	—	—
August 1 - 31, 2013	168	$22.47	—	—
September 1 - 30, 2013	4,995	$22.09	—	—
Total	5,747	$21.64	—	—

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

Item 4.	Mine Safety Disclosures
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 81.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	October 25, 2013

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	*Severance Agreement and Release, by and between Laurie Brlas and Cliffs Natural Resources Inc. and its affiliates, dated August 20, 2013
10.2	*Severance Agreement, by and between David B. Blake and Cliffs Natural Resources Inc. and its affiliates, dated August 21, 2013
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of October 25, 2013
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of October 25, 2013
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President, Chief Administrative Officer & President - Cliffs China of Cliffs Natural Resources Inc., as of October 25, 2013

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of October 25, 2013

95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or other compensatory arrangement.