Form 10-K
period 2013-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2014-02-14
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 1-8944
CLIFFS NATURAL RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1464672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Public Square, Cleveland, Ohio	44114-2315
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (216) 694-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.125 per share	New York Stock Exchange and Professional Segment of NYSE Euronext Paris
Depositary Shares, each representing a 1/40th ownership interest in a share of 7.00% Series A Mandatory Convertible Preferred Stock, Class A	New York Stock Exchange
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒
As of June 28, 2013, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $16.25 per share as reported on the New York Stock Exchange — Composite Index, was $2,577,942,533 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,087,255 as of February 10, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its annual meeting of shareholders scheduled to be held on May 13, 2014 are incorporated by reference into Part III.

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

ASC	Accounting Standards Codification
Barrick	Barrick Gold Corporation Inc.
BART	Best Available Retrofit Technology
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
BNSF	Burlington Northern Santa Fe, LLC
Chromite Project	Cliffs Chromite Ontario Inc.
CIRB	Canadian Industrial Relations Board
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
Cliffs Chromite Far North Inc.	Entity previously known as Spider Resources Inc.
Cliffs Chromite Ontario Inc.	Entity previously known as Freewest Resources Canada Inc.
CN	Canadian National Railway Company
Cockatoo Island	Cockatoo Island Joint Venture
Compensation Committee	Compensation and Organization Committee
Consent Order	Administrative Order by Consent
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Quebec Iron Mining Limited)
CQIM	Cliffs Quebec Iron Mining Limited
Cr2O3	Chromium Oxide
CSAPR	Cross-State Air Pollution Rule
DD&A	Depreciation, depletion and amortization
DEP	U.S. Department of Environment Protection
Directors’ Plan	Nonemployee Directors’ Compensation Plan, as amended and restated 12/31/2008
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dofasco	ArcelorMittal Dofasco Inc.
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EPSL	Esperance Port Sea and Land
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
(Fe,Mg) (Cr,Al,Fe)2O4	Mineral Chromite
FeT	Total Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
Freewest	Freewest Resources Canada Inc. (now known as Cliffs Chromite Ontario Inc.)
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
Hibbing	Hibbing Taconite Company

Abbreviation or acronym	Term
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, as amended
INR	INR Energy, LLC
IRS	U.S. Internal Revenue Service
Ispat	Ispat Inland Steel Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LCM	Lower of cost or market
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
MDEQ	Michigan Department of Environmental Quality
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MPCA	Minnesota Pollution Control Agency
MPI	Management Performance Incentive Plan
MPUC	Minnesota Public Utilities Commission
MRRT	Minerals Resource Rent Tax (Australia)
MSHA	U.S. Mine Safety and Health Administration
n/m	Not meaningful
NAAQS	National Ambient Air Quality Standards
NBCWA	National Bituminous Coal Wage Agreement
NDEP	Nevada Department of Environmental Protection
Ni	Nickel
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
NRD	Natural Resource Damages
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefits
OPEB cap	Medical premium maximums
P&P	Proven and Probable
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
Pluton Resources	Pluton Resources Limited
Portman	Portman Limited (now known as Cliffs Asia Pacific Iron Ore Holdings Pty Ltd)
Reconciliation Act	Health Care and Education Reconciliation Act
Ring of Fire properties	Black Thor, Black Label and Big Daddy chromite deposits in Ontario, Canada
RTWG	Rio Tinto Working Group
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SARs	Stock Appreciation Rights
SEC	U.S. Securities and Exchange Commission
Severstal	Severstal Dearborn, LLC
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SMCRA	Surface Mining Control and Reclamation Act
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc. (now known as Cliffs Chromite Far North Inc.)
STRIPS	Separate Trading of Registered Interest and Principal of Securities

Abbreviation or acronym	Term
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our Board of Directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

Tilden	Tilden Mining Company
TMDL	Total Maximum Daily Load
TRIR	Total Reportable Incident Rate
TSR	Total Shareholder Return
U/G	Underground
UMWA	United Mineworkers of America
United Taconite	United Taconite LLC
UP 1994	1994 Uninsured Pensioner Mortality Table
U.S.	United States of America
U.S. Steel Canada	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan, as amended
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
Weirton	ArcelorMittal Weirton Inc.
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
Zamin	Zamin Ferrous Ltd
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan

PART I

Item 1.	Business
Introduction
Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Driven by the core values of safety, social, environmental and capital stewardship, our associates across the globe endeavor to provide all stakeholders with operating and financial transparency. We are organized through a global commercial group responsible for sales and delivery of our products and a global operations group responsible for the production of the minerals that we market. Our operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group.
In the U.S., we currently operate five iron ore mines in Michigan and Minnesota, four metallurgical coal operations located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. We also have other non-producing operations and investments around the world that provide us with optionality to diversify and expand our portfolio of assets in the future.
Industry Overview
The key driver of our business is global demand for steelmaking raw materials in both emerging and developed economies, with China and the U.S. representing the two largest markets for our Company. In 2013, China produced approximately 779 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 87 million metric tons of crude steel, or about 5 percent of total crude steel production. These figures represent an approximate 8 percent increase and a 2 percent decrease, respectively, in crude steel production when compared to 2012.
Average global capacity utilization was about 78 percent in 2013, an approximate 2 percent increase from 2012; U.S. capacity utilization was approximately 77 percent in 2013, or about a 2 percent increase over the 2012 rate. These figures indicate that broader activity in the steel industry has increased year-over-year. Global crude steel production in 2013 grew about 4 percent compared to 2012, supported by generally improved macroeconomic fundamentals and continued, albeit tame, recovery in developed markets, including the U.S. and the Eurozone, as well as by the more rapid growth of emerging markets such as China. Broader growth in the U.S. was driven by increased personal consumption expenditures, private investment and exports, which were partly offset by decreased federal government spending and increased imports. Despite the U.S. experiencing a year-over-year decline in total crude steel production, both the automobile and oil and gas industries served as sources of healthy demand for steel in 2013. In China, investment in infrastructure remained the dominant driver of domestic steel demand and production, as its commodity-intensive growth continued.
The global price of iron ore is influenced significantly by Chinese demand and worldwide supply of iron ore. While the supply of iron ore continues to increase, the increase in 2013’s average spot market prices reflected slowing but continued economic growth expansion in China. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines price. The Platts 62 percent Fe fines spot price increased 10.0 percent to an average price of $135 per ton for the three months ended December 31, 2013 compared to the respective quarter of 2012. In comparison, the year-to-date Platts pricing has increased 3.9 percent to an average price of $135 per metric ton during the full-year ended December 31, 2013. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments because their contracts correlate heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted and/or deferred partially because the pricing in our long-term contracts mostly is structured to be based on 12-month averages, including some contracts with established annual price collars. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
The metallurgical coal market continues to be in an oversupplied position due to increased supply from Australian producers.  Additionally, low demand by European, Japanese and South American coking coal consumers has kept pricing low. Also, there has been recent closure of coke capacity in the U.S. impacting domestic markets.
Consistent with the above, the quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased to a full-year average of $159 per metric ton in 2013 from $210 per metric ton in 2012. The decline in market pricing has impacted negatively realized revenue rates for our North American Coal business segment.
In 2014, we expect economic growth in the U.S. to accelerate, in part due to continued improvement in building construction, motor vehicle production, the labor market, and due to a further reduction in fiscal drag, ultimately supporting domestic steel production and thus the demand for steelmaking raw materials. We expect China’s economy will continue to expand rapidly, primarily driven by fixed asset investment while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. However, we do expect China’s GDP growth to slow from 2013 that, when coupled with increased supply, environmental concerns and credit-tightening, could result in a weaker pricing environment for steelmaking raw materials. Nevertheless, growth in both the U.S. and China should provide a continued source of demand for our products in 2014.
Strategy
Through a number of acquisitions executed over recent years, we have increased our portfolio of assets, enhancing our production profile and project pipeline. In recent years, we have shifted from a merger and acquisition-based strategy to one that primarily focuses on organic growth and productivity initiatives. We believe our ability to gain scale and diversify our geographic footprint will increase our profitability, mitigate risk and ultimately enhance long-term shareholder value.
We believe our ability to execute our strategy is dependent on our financial position, balance sheet strength and financial flexibility to manage through the inevitable volatility in commodity prices. Throughout 2013, we took a number of deliberate steps to improve our financial position for the near and longer term. Looking ahead, we will continue to execute initiatives that improve our cost profile and increase long-term profitability. The cash generated from our operations in excess of that used for sustaining and license-to-operate capital spending and dividends will be evaluated and allocated towards initiatives that enhance shareholder value.
Recent Developments
Throughout 2013, there have been a number of changes to our Board of Directors and senior management team. Although three members of our Board of Directors departed, we welcomed four new directors in 2013. Consistent with our ongoing commitment to best practices in corporate governance, the Board separated the roles of chairman and chief executive officer and appointed an independent director as Chairman of the Board in July 2013. Our former Chairman, President and Chief Executive Officer, Joseph A. Carrabba, retired in November 2013, and the Board selected a new President and Chief Operating Officer, Gary B. Halverson. On February 13, 2014, the Board promoted Mr. Halverson to Chief Executive Officer. Prior to joining Cliffs, Mr. Halverson served as the interim chief operating officer for Barrick since September 2013 and also as its president – North America since December 2011. Previously, he served as Barrick’s president – Australia Pacific from December 2008 until December 2011 and as its director of operations – Australia Pacific from August 2006 to December 2008. James F. Kirsch assumed the role of Chairman of the Board in July 2013, and later was appointed, on an interim basis, as an executive officer with the title "Chairman", effective January 1, 2014. Also during the second half of 2013, three other executive officers left the Company. With the exception of the role filled by Mr. Halverson, these respective positions were assumed by current executive officers.

On November 20, 2013, we indefinitely suspended our Chromite Project in Northern Ontario. Given the uncertain timeline and risks associated with the development of necessary infrastructure to bring this project online, we do not expect to allocate any significant additional capital to the project. Earlier in 2013, we suspended the environmental assessment activities because of pending issues impeding the progress of the project. We will continue to work with the Government of Ontario, First Nation communities and other interested parties to explore potential solutions related to the critical infrastructure issues for the Ring of Fire properties.
On February 11, 2014, we announced that we are exploring various strategic alternatives for our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We will continue to evaluate and will idle temporarily the operations if the pricing and operating costs justify such an alternative action. As a result, the Phase II expansion project remains on hold. We additionally announced our plan to idle our Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014. The idle is being driven by the unsustainable high cost structure, which results in operations that are not economically viable to run over time.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. Ferroalloys and our Global Exploration Group operating segments do not meet the criteria for reportable segments. Amapá, which was sold in the fourth quarter of 2013, previously was reported through our Latin American Iron Ore operating segment, which did not meet the criteria for a reportable segment. Additionally, Sonoma, which was sold in the fourth quarter of 2012, previously was reported through our Asia Pacific Coal operating segment, which did not meet the criteria for a reportable segment.
The U.S. Iron Ore and North American Coal business segments are headquartered in Cleveland, Ohio. The Eastern Canadian Iron Ore business segment has headquarters in Montreal, Quebec, Canada. Our Asia Pacific headquarters is located in Perth, Australia. In addition, the Ferroalloys and Global Exploration Group operating segments currently are managed from our Cleveland, Ohio location.
Segment information reflects our strategic business units, which are organized to meet customer requirements and global competition. We evaluate segment performance based on sales margin, which is defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs. Financial information about our segments, including financial information about geographic areas, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and NOTE 2 - SEGMENT REPORTING included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
U.S. Iron Ore
We are a major global iron ore producer, primarily selling production from U.S. Iron Ore to integrated steel companies in the U.S. and Canada. We manage and operate five iron ore mines located in Michigan and Minnesota. The U.S.-based mines currently have an annual rated capacity of 32.9 million tons of iron ore pellet production, representing 59 percent of total U.S. pellet production capacity. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 25.5 million tons, representing 46 percent of total U.S. annual pellet capacity.

The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. pellet production capacity for each of the respective iron ore producers as of December 31, 2013:

U.S. Iron Ore Pellet
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Tons in Millions)[1]	Percent of Total U.S. Capacity
All Cliffs’ managed mines	32.9	59.4%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.3	25.8
Keewatin Taconite	5.4	9.7
Total U.S. Steel	19.7	35.5
ArcelorMittal USA Minorca mine	2.8	5.1
Total other U.S. mines	22.5	40.6
Total U.S. mines	55.4	100.0%

[1] Tons are long tons (2,240 pounds)
Our U.S. iron ore production generally is sold pursuant to long-term supply agreements with various price adjustment provisions. For the year ended December 31, 2013, we produced a total of 27.2 million tons of iron ore pellets, including 20.3 million tons for our account and 6.9 million tons on behalf of steel company partners of the mines.
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
Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrate into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace.
Each of our U.S. Iron Ore mines is located near the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to steelmakers in North America or into the international seaborne market via the St. Lawrence Seaway.
Our U.S. Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by the Army Corp of Engineers due to closure of the Soo Locks and the Welland Canal on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first quarter inventories and sales, as shipment from this point to the customers’ operations is not limited by weather-

related shipping constraints. At December 31, 2013 and 2012, we had approximately 1.2 million and 1.3 million tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.
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
During 2013, 2012 and 2011, we sold 21.3 million, 21.6 million and 24.2 million tons of iron ore pellets, respectively, from our share of the production from our U.S. Iron Ore mines. The segment’s five largest customers together accounted for a total of 85 percent, 88 percent and 83 percent of U.S. Iron Ore product revenues for the years 2013, 2012 and 2011, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.
Eastern Canadian Iron Ore
Production from our two iron ore mines located in Eastern Canada primarily is sold into the seaborne market to Asian steel producers. During the second quarter of 2013, due to high production costs and lower pellet premium pricing, we idled production at our Pointe Noire iron ore pellet plant and transitioned to producing an iron ore concentrate product from our Wabush Scully Mine. As such, the Canadian-based mines currently have an annual rated capacity of 12.8 million metric tons of iron ore concentrate production.
The following chart summarizes the estimated annual concentrate production capacity and percentage of total Eastern Canadian concentrate production capacity for each of the respective iron ore producers as of December 31, 2013:

Eastern Canadian Iron Ore Concentrate
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Metric Tons in Millions)	Percent of Total Eastern Canadian Capacity
All Cliffs’ managed mines	12.8	21.8%
Other Eastern Canadian mines
Iron Ore Company of Canada	18.0	30.6
ArcelorMittal Mines Canada	24.0	40.8
Other[1]	4.0	6.8
Total other Eastern Canadian mines	46.0	78.2
Total Eastern Canadian mines	58.8	100.0%

[1] Includes direct-shipped ore products

On February 11, 2014, we announced our plan to idle our Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014, which will reduce our current estimated capacity to 7.2 million metric tons or 13.5 percent of the total Eastern Canadian capacity.
We produce a concentrate product at our Bloom Lake operation and, starting in the second half of 2013 through the idle in the first quarter of 2014, we are producing a concentrate product at our Wabush operation in Eastern Canada. The concentrate products are marketed toward steel producers, predominately based in Asia, that have sintering capabilities at their steel-making operations. The Bloom Lake concentrate is blended with other sinter fines and materials at high temperatures, creating a direct charge product used in blast furnace operations.
“High manganese” pellets, both in standard and fluxed grades, were the pellets produced through June 2013 at our Wabush operation in Eastern Canada, where there is more natural manganese in the crude ore than is found at our other operations. The manganese contained in the iron ore mined at Wabush cannot be removed entirely during the concentrating process.
Our Eastern Canadian iron ore production is sold pursuant to a mix of short-term pricing arrangements that are linked to the spot market. For the year ended December 31, 2013, we produced a total of 8.7 million metric tons of iron ore pellets and concentrate.
Both Eastern Canadian Iron Ore mines are located near the St. Lawrence Seaway. Our iron ore products are transported via railroads to loading ports for shipment via vessel to steelmakers in North America or into the international seaborne market.
Eastern Canadian Iron Ore Customers
Our Eastern Canadian Iron Ore revenues are derived from sales of iron ore concentrate and pellets to customers in Asia, Europe and North America. Due to the idled production of the Pointe Noire pellet plant in June 2013, sales will be derived from iron ore concentrate once all stockpiles of remaining pellets are sold. Sales volume under the agreements is dependent on customer requirements. We have various customers for iron ore concentrate and pellets, of which our partner in the Bloom Lake mine is considered a major customer for iron ore concentrate. ArcelorMittal is a customer of our Eastern Canadian Iron Ore operations and is an individually significant customer for Cliffs, but is not a material customer for the segment. Pricing for our Eastern Canadian Iron Ore customers consists primarily of short-term pricing arrangements that are linked to the spot market.
During 2013, 2012 and 2011, we sold 8.6 million, 8.9 million and 7.4 million metric tons of iron ore pellets and concentrate, respectively, from our Eastern Canadian Iron Ore mines, with the segment’s five largest customers together accounting for a total of 70 percent, 62 percent and 59 percent of Eastern Canadian Iron Ore product revenues, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore operations are located in Western Australia and, as of December 31, 2013, consist solely of our wholly owned Koolyanobbing complex. Our 50 percent equity interest in Cockatoo Island also was included in these operations through September 2012, at which time we sold our interest.
The Koolyanobbing operations serve the Asian iron ore markets with direct-shipped fines and lump ore. The lump products are fed directly to blast furnaces, while the fines products are used as sinter feed. The variation in the two export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of our customers. In September 2010, our Board of Directors approved a capital project at our Koolyanobbing operation, which was completed in the second quarter of 2012, and increased production capacity at Koolyanobbing to approximately 11.0 million metric tons annually. Production in 2013 was 11.1 million metric tons, compared with 10.7 million metric tons in 2012 and 8.2 million metric tons in 2011.

Koolyanobbing is a collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 70 miles separating the three mining areas. Banded iron formations host the mineralization, which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes and, in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together.
Crushing and blending are undertaken at Koolyanobbing, where the crushing and screening plant is located. Once the blended ore has been crushed and screened into a direct lump and fines shipping product, it is transported by rail approximately 360 miles south to the Port of Esperance, via Kalgoorlie, for shipment to our customers in Asia.
Cockatoo Island is located off the Kimberley coast of Western Australia, approximately 1,200 miles north of Perth and is only accessible by sea and air. Cockatoo Island produced a single high-grade iron ore product known as Cockatoo Island Premium Fines, which was almost pure hematite and contained very few contaminants. Ore was mined below the sea level on the southern edge of the island, which was facilitated by a sea wall. Ore was crushed and screened on-site to the final product sizing and the premium fines product was loaded directly to the vessels berthed at the island. Our production at Cockatoo Island continued until the completion of Stage 3 mining in September 2012. Our portion of Cockatoo's annual production of iron ore premium fines totaled 0.6 million metric tons and 0.7 million metric tons in 2012 and 2011, respectively. We had no production at Cockatoo Island in 2013 due to the sale of our interest in Cockatoo Island during the third quarter of 2012, as discussed below.
On July 31, 2012, we entered into a definitive asset sale agreement with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources, which agreement was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. The rehabilitation obligations and assumed liabilities that inherently are attached to the tenements were transferred to Pluton Resources upon registration by the Department of Mining and Petroleum denoting Pluton Resources as the tenement holder. Upon final settlement of the sale, which was completed during the second quarter of 2013, we extinguished approximately $18.6 million related to the estimated cost of the rehabilitation. As of December 31, 2013, we have no remaining rehabilitation obligations related to Cockatoo Island.
Asia Pacific Iron Ore Customers
Asia Pacific Iron Ore’s production is under contract with steel companies primarily in China and Japan. Generally, we have three-year term supply agreements with steel producers in China and two-year supply agreements in Japan. Pricing for our Asia Pacific Iron Ore customers consists of shorter-term pricing mechanisms of various durations up to one month based on the average of daily spot prices, that are generally associated with either the time of loading or unloading each shipment. The existing contracts are due to expire at various dates until March 2015 for our Chinese and Japanese customers.
During 2013, 2012 and 2011, we sold 11.0 million, 11.7 million and 8.6 million metric tons of iron ore, respectively, from our Western Australia mines. No Asia Pacific Iron Ore customer comprised more than 10 percent of Cliffs consolidated sales in 2013, 2012 or 2011. Asia Pacific Iron Ore’s five largest customers accounted for approximately 42 percent of the segment’s sales in 2013, 44 percent in 2012 and 50 percent in 2011.
North American Coal
We own and operate four metallurgical coal operations located in West Virginia and Alabama and one thermal coal mine located in West Virginia that currently have a rated capacity of 9.4 million tons of production annually. In 2013, we sold a total of 7.3 million tons, compared with 6.5 million tons in 2012 and 4.2 million tons in 2011.

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
North American Coal Customers
North American Coal’s metallurgical coal production is sold to global integrated steel and coke producers in Europe, North America, China, India and South America and its thermal coal production is sold to energy companies and distributors in North America and Europe. Approximately 70 percent of our 2013 and 2012 production was committed under contracts of at least one year. Approximately 50 percent of our projected 2014 production has been committed and priced. North American contract negotiations are largely completed, and international contract negotiations recently have begun. The remaining tonnage primarily is pending price negotiations with our international customers, which typically is dependent on settlements of Australian pricing for metallurgical coal. International customer contracts typically are negotiated on a fiscal year basis extending from April 1 through March 31, whereas customer contracts in North America typically are negotiated on a calendar year basis extending from January 1 through December 31.
International and North American sales represented 61 percent and 39 percent, respectively, of our North American Coal sales in 2013. This compares with 66 percent and 34 percent, respectively, in 2012 and 54 percent and 46 percent, respectively, in 2011. The segment’s five largest customers together accounted for a total of 57 percent, 50 percent and 58 percent of North American Coal product revenues for the years 2013, 2012 and 2011, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.
Investments
Amapá
On December 27, 2012, our Board of Directors authorized the sale of our 30 percent interest in Amapá. Per this original agreement, together with Anglo, we were to sell our respective interest in a 100 percent sale transaction to Zamin.
On March 28, 2013, an unknown event caused the Santana port shiploader to collapse into the Amazon River, preventing further ship loading by the mine operator, Anglo. In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent evaluation of the effect that this event had on the carrying value of our investment in Amapá as of June 30, 2013, we recorded an impairment charge of $67.6 million in the second quarter of 2013.
On August 28, 2013, we entered into additional agreements to sell our 30 percent interest in Amapá to Anglo for nominal cash consideration, plus the right to certain contingent deferred consideration upon the two-year anniversary of the closing. The closing was conditional on obtaining certain regulatory approvals and the additional agreement provided Anglo with an option to request that we transfer our interest in Amapá directly to Zamin.  Anglo exercised this option and the transfer to Zamin closed in the fourth quarter of 2013. Our interest in Amapá previously was reported as our Latin American iron ore operating segment.

Sonoma
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Upon completion of the transaction on November 12, 2012, we collected approximately AUD $141.0 million in net cash proceeds. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated wash plant, which were previously reported as our Asia Pacific Coal operating segment. Production and sales totaled approximately 2.8 million and 2.9 million metric tons of coal, respectively, through the same completion date. This compares with production and sales of approximately 3.5 million and 3.1 million metric tons in 2011, respectively.
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
We continue to leverage our advanced technical expertise to develop and execute projects that concentrate and process low grade ores into high-quality products for international markets. With state-of-the-art equipment and experienced technical professionals, we remain on the forefront of mining technology. We have an unsurpassed reputation for our pelletizing technology, delivering a world-class quality product to a broad range of sophisticated end users. We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a frontrunner in the implementation of safe and sustainable technology. Our technical experts are dedicated to excellence and deliver superior technical solutions tailored to our expanding global customer base.
Exploration
We have several projects and potential opportunities to diversify our products, expand our production volumes and develop large-scale ore bodies through early involvement in exploration activities. We achieve this by partnering with junior mining companies, which provide us low-cost entry points for potentially significant reserve additions. Our global exploration group is led by professional geologists who have the knowledge and experience to identify new projects for future development or projects that add significant value to existing operations. We spent approximately $10.8 million, $73.3 million and $48.4 million on exploration activities in 2013, 2012, and 2011, respectively. In alignment with our capital allocation strategy, we anticipate significantly decreased levels of exploration spending in 2014.

Concentration of Customers
We had one customer, ArcelorMittal, that individually accounted for more than 10 percent of our consolidated product revenue in each period during 2013, 2012 and 2011. Product revenue from ArcelorMittal represented approximately $1.0 billion, $0.9 billion, and $1.4 billion of our total consolidated product revenue in 2013, 2012 and 2011, respectively, and is attributable to our U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal business segments. The following represents sales revenue from ArcelorMittal as a percentage of our total consolidated product revenue, as well as the portion of product sales for U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal that is attributable to ArcelorMittal in 2013, 2012 and 2011, respectively:

	Percentage of Total Product Revenue[1]
Customer[2]	2013	2012	2011
ArcelorMittal	19%	17%	21%

[1] Excluding freight and venture partners’ cost reimbursements.
[2] Includes subsidiaries.

	Percentage of U.S. Iron Ore Product Revenue[1]			Percentage of Eastern Canadian Iron Ore Product Revenue[1]			Percentage of North American Coal Product Revenue[1]
Customer[2]	2013	2012	2011	2013	2012	2011	2013	2012	2011
ArcelorMittal	36%	32%	38%	10%	9%	10%	7%	5%	7%

[1] Excluding freight and venture partners’ cost reimbursements.
[2] Includes subsidiaries.
On April 8, 2011, we entered into an Omnibus Agreement with ArcelorMittal USA in order to settle pending arbitrations. The Omnibus Agreement, among other things, amends the Pellet Sale and Purchase Agreement dated December 31, 2002 (the “Supply Agreement”) covering the Indiana Harbor East facility. Under the terms of the settlement, the parties established specific pricing levels for 2009 and 2010 pellet sales and revised the pricing calculation for the remainder of the term of the Supply Agreement. It was also agreed that a world market-based pricing mechanism would be used beginning in 2011 and through the remainder of the contract term covering the Supply Agreement. As a result of this new pricing, both parties agreed to forego future price re-openers.
Our pellet supply agreements with ArcelorMittal USA are the basis for supplying pellets to ArcelorMittal USA, which is based on customer requirements, except for the Indiana Harbor East facility, which is based on customer excess requirements. As discussed above, the Omnibus Agreement amended the Supply Agreement covering the Indiana Harbor East facility in April 2011. The following table outlines the expiration dates for each of the respective agreements:

Facility	Agreement Expiration
Cleveland Works and Indiana Harbor West facilities	2016
Indiana Harbor East facility	2015
We also have an agreement with ArcelorMittal's Weirton facility, expiring in 2018; however, it is a non-operational facility.
ArcelorMittal USA is a 62.3 percent equity participant in Hibbing and a 21.0 percent equity partner in Empire with limited rights and obligations.

In 2013, 2012 and 2011, our U.S. Iron Ore pellet sales to ArcelorMittal were 9.5 million, 8.6 million and 8.7 million tons, respectively, and our Eastern Canadian Iron Ore pellet and concentrate sales to ArcelorMittal were 0.9 million, 0.7 million and 0.7 million metric tons, respectively.
Our current North American Coal supply agreements with ArcelorMittal run through December 31, 2014 and are based on an annual tonnage commitment for the 12-month fiscal period. Contracts are renewed annually and priced on a quarterly basis, with pricing generally in line with Australian pricing for metallurgical coal. In 2013, 2012 and 2011, our North American Coal sales to ArcelorMittal were 0.5 million, 0.3 million and 0.2 million tons, respectively.
Competition
Throughout the world, we compete with major and junior mining companies, as well as metals companies, both of which produce steelmaking raw materials, including iron ore and metallurgical coal.
North America
In our U.S. Iron Ore business segment, we primarily sell our product to steel producers with operations in North America. In our Eastern Canadian Iron Ore business segment, we primarily provide our product to the seaborne market for Asian steel producers. We compete directly with steel companies that own interests in iron ore mines, including ArcelorMittal and U.S. Steel, and with major iron ore exporters from Australia and Brazil.
In the coal industry, our North American Coal business segment competes with many metallurgical coal producers of various sizes, including Alpha Natural Resources, Inc., Patriot Coal Corporation, CONSOL Energy Inc., Arch Coal, Inc., Walter Energy, Inc., Peabody Energy Corp. and other producers located in North America and globally.
A number of factors beyond our control affect the markets in which we sell our iron ore and coal. Continued demand for our iron ore and metallurgical coal and the prices obtained by us primarily depend on the consumption patterns of the steel industry in China, the U.S. and elsewhere around the world, as well as the availability, location, cost of transportation and competing prices. Coal consumption patterns primarily are affected by demand, environmental and other governmental regulations and technological developments. The most important factors on which we compete are delivered price, coal quality characteristics such as heat value, sulfur, ash, volatile matter and moisture content and reliability of supply. Metallurgical coal, which primarily is used to make coke, a key component in the steelmaking process, generally sells at a premium over thermal coal due to its higher quality and value in the steelmaking process.
Asia Pacific
In our Asia Pacific Iron Ore business segment, we export iron ore products to the Asia Pacific markets, including China, Japan and Taiwan. In the Asia Pacific marketplace, we compete with major iron ore exporters from Australia, Brazil, South Africa and India. These include Anglo, BHP Billiton, Fortescue Metals Group Ltd., Rio Tinto plc and Vale, among others.
Competition in steelmaking raw materials is predicated upon the usual competitive factors of price, availability of supply, product quality and performance, service and transportation cost to the consumer of the raw materials.
Environment
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations in a manner that is protective of public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.
Environmental issues and their management continued to be an important focus at each of our operations throughout 2013. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $32 million, $31 million and $36 million, in 2013, 2012 and 2011, respectively. It is estimated that capital expenditures for environmental improvements will total approximately $42 million in 2014. Estimated expenditures in 2014 are comprised of approximately $25 million for projects at our Eastern Canadian Iron Ore operations, $13 million for projects in our U.S. Iron Ore operations and $4 million in our North American Coal operations for various water treatment, air quality, (dust) control, selenium management, tailings management and other miscellaneous environmental projects.
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
Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure and politics. We expect that momentum to extend carbon regulation following the expiration in 2012 of the first commitment period under the Kyoto Protocol will continue. Australia and Canada are signatories to the Kyoto Protocol. As such, our facilities in each of these countries are impacted by the Kyoto Protocol, but in varying degrees according to the mechanisms each country establishes for compliance and each country’s commitment to reducing emissions. Australia and Canada are considered Annex 1 countries, meaning that they are obligated to reduce their emissions under the Protocol. The impact of the Kyoto Protocol on our Canadian operations recently has been brought into question by the December 2011 announcement by the Canadian Environment Minister that Canada would withdraw from the Kyoto Protocol and, furthermore, that Canada would repeal its Kyoto Protocol Implementation Act.
In Australia, legislation for a carbon tax took effect in July 2012. The direct impact of the carbon tax on our Asia Pacific operations primarily occurs through increased fuel costs. The tax is estimated to result in an increase in direct costs of approximately A$3.5 million per year. However, recent developments are likely to lead to changes to the carbon legislation. In September 2013, a new government was elected and announced its intention to repeal the carbon legislation. Hence it remains uncertain whether repeal legislation will be passed.

On December 15, 2011, Quebec issued final GHG cap-and-trade regulation based on the Western Climate Initiative guidelines that became effective January 1, 2013. Phase 1 of the Quebec GHG emission reduction objective is to reduce GHG emissions by 20 percent below 1990 levels by 2020. The mining and utility sectors, among others, are sectors included in the cap-and-trade program. The Quebec framework has provisions for “free” allocations for our sector, which will minimize the impact to our business. According to Phase 1 of the GHG cap-and-trade program, the estimated direct impact to our Eastern Canadian Iron Ore operations begins at $1 million per year in 2015 and escalates to an estimated $3 million per year in 2020. Additional indirect “pass-through” financial impacts related to energy rates and transportation fuel consumption are estimated to increase our exposure; however, the overall impact is not anticipated to have a material impact on our business.
In the U.S., federal carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. has not legislated carbon constraints. In the absence of comprehensive federal carbon legislation, numerous state and regional regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to carbon control. On June 25, 2013, President Obama issued a memorandum directing the EPA to develop carbon emission standards for both new and existing power plants under the Clean Air Act's New Source Performance Standards (NSPS). On January 8, 2014, the EPA proposed NSPS regulating carbon dioxide emissions from new fossil fuel-fired power plants and the EPA is expected to propose standards for modified power plants and for existing plants under the Clean Air Act by June 1, 2014 in separate actions.
As an energy-intensive business, our GHG emissions inventory captures a broad range of emissions sources, such as iron ore furnaces and kilns, coal thermal driers, diesel mining equipment and a wholly owned power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels, and (2) the costs passed through to us from power generators and distillate fuel suppliers.
We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility, emerging shale gas, and coal mine methane offset reduction; and business opportunities associated with new products and technology.
We have worked proactively to develop a comprehensive, enterprise-wide GHG management strategy aimed at considering all significant aspects associated with GHG initiatives to plan effectively for and manage climate change issues, including risks and opportunities as they relate to the environment, stakeholders, including shareholders and the public, legislative and regulatory developments, operations, products and markets.
Regional Haze
In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas. Among the states with Class I areas are Michigan, Minnesota, Alabama and West Virginia in which we currently own and manage mining operations. The first phase of the regional haze rule (2008-2018) requires analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into SIPs.
Minnesota submitted a regional haze SIP to the EPA on December 30, 2009, and a supplement to the SIP on May 8, 2012. Michigan submitted its regional haze SIP to the EPA on November 5, 2010. During the second quarter of 2012, the EPA also sent information requests to all taconite facilities requesting information on SO2 and NOx emissions and control technology assessments. On June 12, 2012, the EPA approved revisions to the Minnesota SIP addressing regional haze, but also announced it was deferring action on emission limitations that Minnesota intended to represent BART for taconite facilities. On August 15, 2012, the EPA proposed to deny the Michigan and Minnesota taconite SIP BART determinations and simultaneously proposed a separate FIP for taconite facilities. During the comment period for the proposed FIP rule, the taconite industry and other stakeholders developed detailed comments and shared information to address furnace specific case-by-case circumstances. On January 15, 2013, the EPA signed the final FIP for taconite facilities. The final FIP reflects progress toward a more technically and economically feasible regional haze implementation plan and eliminates the need for investing in additional SO2 emission control equipment. However, we remain concerned about the technical and economic feasibility of EPA's BART determination for NOx emissions and are conducting detailed engineering analysis to determine the impact of the regulations on each unique iron ore indurating furnace affected by this rule. The results of this analysis will guide further dialogue with the EPA regarding our implementation of the regional haze FIP requirements.
NO2 and SO2 National Ambient Air Quality Standards
During the first half of 2010, the EPA promulgated rules that require states to use a combination of air quality monitoring and computer modeling to determine areas of each state that are in attainment with new NO2 and SO2 standards (attainment areas) and those areas that are not in attainment with such standards (nonattainment areas). During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. The NO2 and SO2 standards have been challenged by various large industry groups. Accordingly, at this time, we are unable to predict the final impact of these standards. During June 2011, our Minnesota iron ore mining operations received a request from the MPCA to develop modeling and compliance plans and timelines by which each facility would demonstrate compliance with present and proposed NAAQS as well as regional haze requirements outlined in the SIP. Compliance must be achieved by June 30, 2017 according to the initial state orders, although the EPA has indicated that the SO2 attainment designation timelines have been extended out to 2020. We continue to assess options by which to achieve compliance and seek alignment between the state and federal expectations.
Cross State Air Pollution Rule
On July 6, 2011, the EPA promulgated the CSAPR, which was intended to be an emissions trading rule for SO2 and NOx. Northshore's Silver Bay Power Plant would have been subject to this rule, however Minnesota elected to follow EPA guidance allowing CSAPR to stand as BART. CSAPR was vacated by the D.C. Circuit Court during the third quarter of 2012. Although the CSAPR requirements were vacated, this would likely result in Silver Bay Power Plant Unit 2 again being subject to a site-specific BART determination under the regional haze rule that, in 2008, included application of control equipment to reduce SO2 and NOx. Minnesota has yet to re-evaluate BART determinations for Minnesota facilities that would have been subject to CSAPR, but emission reductions of some form are likely. We presently are re-evaluating compliance options in light of this rule change.
Increased Administrative and Legislative Initiatives Related to Coal Mining Activities
Although the focus of significantly increased government activity related to coal mining in the U.S. is generally targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices, these initiatives have the potential to impact all types of coal operations, including subsurface longwall mining typically deployed for recovering metallurgical coal. Specifically, the coordinated efforts by various federal agencies to further regulate mountaintop mining have slowed issuance of the permits required by many mining projects in Appalachia. Due to the developing nature of these initiatives and their potential to disrupt even routine mining and water permit practices in the coal industry, we are unable to predict whether these initiatives could have a material effect on our coal operations in the future. We are working closely with our trade associations to monitor the various rulemaking developments in an effort to enable us to develop viable strategies to minimize the financial impact to the business.

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
According to the voluntary agreement, the mines proceeded with medium- and long-term testing of possible technologies.  Initial testing will be completed on one straight-grate and one grate-kiln furnace among the mines.  If technically and economically feasible, developed mercury emission control technology must then be installed on taconite furnaces by 2025.  For Cliffs, the requirements in the voluntary agreement will apply to the United Taconite and Hibbing facilities.  At this time, we are unable to predict the potential impacts of the Taconite Mercury Reduction Strategy.  However, a number of research projects were conducted between 2011 and 2013 as the industry continues to assess options for reduction.  While injection of powdered activated carbon into furnace off-gasses for mercury capture in the wet scrubbers showed positive initial results, further testing during 2013 yielded lower overall potential. Alternate technologies are presently being assessed for potential further pilot testing.

Late in 2013, Minnesota also published a draft mercury control rule for the state that would require annual mercury emissions reporting and could require installation of mercury emission control equipment on all Cliffs’ Minnesota facilities. Installation of emission control equipment may be required on Northshore’s Silver Bay Power Plant by January 1, 2018 to achieve a 70% reduction of mercury emissions. The rule as proposed would formalize elements of the aforementioned voluntary agreement.

Selenium Discharge Regulation
Our North American Coal operations have numerous NPDES permits with either selenium discharge limits, selenium compliance schedules with effective dates in the future, or draft permits with selenium limits. We have achieved, or have projects underway that will achieve compliance at all discharges. As such, we do not believe this issue will likely have a material impact to our North American Coal operations.
In Michigan, the MDEQ issued renewed NPDES permits for our Empire mine in December 2011 and for our Tilden mine in 2012. Our Michigan operations at Empire and Tilden are developing compliance strategies to meet new selenium process water limits according to the permit conditions. Empire and Tilden submitted the Selenium Storm Water Management Plan to the MDEQ in December 2011. The Selenium Storm Water Management Plan outlines the activities that will be undertaken to address selenium in storm water discharges from our Michigan operations. The activities include the evaluation of structural controls, non-structural controls, site specific standards, and evaluation of potential impacts to groundwater. Preliminary selenium treatability results from studies in 2013 were positive for the utilization of passive treatment systems. A pilot treatment system was installed during the third quarter of 2012 with good initial results, but evaluation work continues with the installation of an additional system in 2013. An initial estimate for full scale implementation of storm water treatment systems and structural selenium controls at both facilities is approximately $63 million. The results from the evaluation of existing pilot and demonstration scale work will determine if these structural controls are utilized, or if alternatives must be applied.
Tilden's NPDES permit renewal became effective on November 1, 2012.  The permit contains a compliance schedule for selenium with a limit of five µg/l that will be effective as of November 1, 2017 at Tilden's Gribben Tailings Basin outfall.  Preliminary engineering for end-of-pipe solutions indicates capital costs could range from $96 million to $146 million with annual operating and maintenance costs ranging from $2 million to $30 million.  Tilden has initiated a prudent and feasible alternatives analysis to further define solutions and cost estimates with the requirement of completing pilot testing by May 1, 2015.

Other Developments
Clean Water Act Section 404
In the U.S., Section 404 of the Clean Water Act requires permits from the U.S. Army Corps of Engineers to construct mines and associated projects, such as freshwater impoundments, tailings impoundments and refuse disposal fills, in areas that affect jurisdictional waters. Any coal mining activity requiring both a Section 404 permit and a SMCRA permit in the Appalachian region currently undergoes an enhanced review from the U.S. Army Corps of Engineers, the EPA and the Office of Surface Mining. With the acquisition of the CLCC properties during the third quarter of 2010, we obtained a development surface coal mine project, the Toney Fork No. 3, which is subject to the enhanced review process adopted by federal agencies in 2009 for Section 404 permitting. There currently are two proposed valley fills in the Toney Fork No. 3 plan; therefore, an extensive review process can be expected. We expect on-going negotiations with the EPA will conclude with the issuance of the required Section 404 permit well before construction of the mine is scheduled. The other development surface mine project acquired through the acquisition of CLCC, Toney Fork West, does not require Section 404 permitting. The renewal date for the existing Toney Fork No. 2 permit is May 28, 2015.
For additional information on our environmental matters, refer to Item 3. Legal Proceedings and NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Energy
Electricity
The state of Michigan is a deregulated electricity state, which affords our mines the ability to purchase electrical energy supply from various suppliers while continuing to purchase distribution service from the incumbent utility. As of September 1, 2013, our Tilden and Empire mines in Michigan exercised the right to purchase electrical supply from Integrys Energy Services while continuing to purchase distribution service from Wisconsin Electric Power Company. The pricing of electricity in the deregulated market is based on the Midwestern Independent System Operator Day-Ahead price.
Electric power for the Hibbing and United Taconite mines is supplied by Minnesota Power. On September 16, 2008, the mines finalized agreements with terms from November 1, 2008 through December 31, 2015. The agreements were approved by the MPUC in 2009.
Silver Bay Power Company, a wholly owned subsidiary of ours, with a 115 megawatt power plant, provides the majority of Northshore’s electrical energy requirements. Silver Bay Power has an interconnection agreement with Minnesota Power for backup power when excess generation is necessary.
Wabush has a 20-year agreement with Newfoundland Power, which continues until December 31, 2014. This agreement allows for an exchange of water rights in return for the power needs for Wabush’s mining operations. The Wabush pelletizing operation and the Bloom Lake operation in Quebec are served by Quebec Hydro, which provides power under non-negotiated rates that are set on an annual basis.
The Oak Grove mine and Concord Preparation Plant are supplied electrical power by Alabama Power under a five-year contract that continues in effect until terminated by either party providing written notice to the other in accordance with applicable rules, regulations and rate schedules. Rates of the contract are subject to change during the term of the contract as regulated by the Alabama Public Services Commission.
Electrical power to the Pinnacle Complex and CLCC is supplied by the Appalachian Power Company under two regulated electrical supply contracts. Both contracts specify the applicable rate schedule, minimum monthly charge and power capacity furnished. Rates, terms and conditions of the contracts are subject to the approval of the Public Service Commission of West Virginia.
Koolyanobbing and its associated satellite mines draw power from independent diesel-fueled power stations and generators. Diesel power generation capacity has been installed at the Koolyanobbing operations.

Process Fuel
We have a long-term contract providing for the transport of natural gas on the Northern Natural Gas Pipeline for our U.S. Iron Ore operations. Our Pinnacle and Oak Grove coal operations also use natural gas, but purchase it through their local regulated utility, Mountaineer Gas and Alabama Gas Co., respectively. At U.S. Iron Ore, the Empire and Tilden mines have the capability of burning natural gas, coal or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and petroleum coke. Although all of the U.S. Iron Ore mines have the capability of burning natural gas, the pelletizing operations for the U.S. Iron Ore mines utilize alternate fuels where practical. At Eastern Canadian Iron Ore, the Wabush mine has the capability to burn bunker fuel, stove and furnace oils and coke breeze and the Bloom Lake mine has the ability to burn stove and furnace oils. Our Eastern Canadian Iron Ore process fuel is primarily supplied by Imperial Oil, a subsidiary of Exxon Mobil, through long-term contracts.
Employees
As of December 31, 2013, we had a total of 7,138 employees.

	U.S. Iron Ore [1]	Eastern Canadian Iron Ore [3]	North American Coal	Asia Pacific Iron Ore [3]	Corporate& Support Services	Other [2]	Total
Salaried	700	407	379	177	442	28	2,133
Hourly	2,825	973	1,207	—	—	—	5,005
Total	3,525	1,380	1,586	177	442	28	7,138

[1] Includes our employees and the employees of the U.S. Iron Ore joint ventures.
[2] Includes the employees in our Ferroalloys operating segment and our Global Exploration Group with the exception of contracted mining employees.
[3] Excludes contracted mining employees.
As of December 31, 2013, approximately 84.2 percent of our U.S. Iron Ore hourly employees, approximately 99.0 percent of our Eastern Canadian Iron Ore hourly employees and approximately 66.3 percent of our North American Coal hourly employees were covered by collective bargaining agreements.
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
Hourly employees at our Eastern Canadian Iron Ore operations also are represented by the USW. The five-year labor agreement for our Wabush mine, effective March 1, 2009 through February 28, 2014, provides for a 15 percent increase in labor costs over the term of the agreement, inclusive of benefits.
In August 2013, we entered into a new labor agreement with the USW covering our represented employees at Bloom Lake. It has a three-year term that runs from September 1, 2013 through August 31, 2016. The new agreement provides us with workforce flexibility.
In November 2013, we entered into a new labor agreement with the USW covering our represented employees at our Pointe Noire facility, which is part of our Wabush operations. It has a six-year term and runs from March 1, 2014 to February 28, 2020. It provides for a 26 percent increase in the cost of employment over the life of the contract. We also obtained the USW’s consent to an application we made to the Canadian Industrial Relations Board to have this workforce governed by Canadian federal labor law. Following entrance of this agreement, the CIRB granted our application, providing us with significantly more flexibility to manage potential future labor disruptions.

Hourly employees at our Lake Superior and Ishpeming railroads are represented by seven unions covering approximately 120 employees. We have current labor agreements with all seven railway labor unions. These employees negotiate under the Railway Labor Act and there is currently a moratorium on bargaining. That moratorium will expire on December 31, 2014. Bargaining with these unions will commence after the moratorium expires and normally continues long after the moratorium has expired. Work stoppages cannot occur until the parties have mediated under the Railway Labor Act.
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
Employees at our Asia Pacific Iron Ore, Corporate & Support Services, Ferroalloys operations and our Global Exploration Group are not represented by a union and are not, therefore, covered by collective bargaining agreements.
Safety
Safety is our primary core value as we continue towards a zero incident culture at our operating facilities.  We continuously monitor, track and measure our safety performance and make changes where necessary.  Best practices are shared globally to ensure each mine site can embed our policies, procedures and learnings for enhanced workplace safety.
We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide TRIR. During 2013, our TRIR (including contractors) was 3.05 per 200,000 man-hours worked.
Refer to Exhibit 95 Mine Safety Disclosures (filed herewith) for mine safety information required in accordance with Section 1503(a) of the Dodd-Frank Act.
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
Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:
Cliffs Natural Resources Inc.
Investor Relations
200 Public Square
Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of February 14, 2014. Unless otherwise noted, all positions indicated are or were held with Cliffs Natural Resources Inc.

Name	Age	Position(s) Held
James F. Kirsch	56
Chairman of the Board and interim executive officer of Cliffs (Jan. 2014-present); non-executive Chairman of the Board (July 2013-Dec. 2013); Director (March 2010-present); and Chairman (Dec. 2006-Nov. 2012); President and Chief Executive Officer (Nov. 2005-Nov. 2012) of Ferro Corporation, a global supplier of technology-based materials

Gary B. Halverson	55
Director, President and Chief Executive Officer (Feb. 2014-present); Chief Operating Officer (Nov. 2013-Feb. 2014); Interim Chief Operating Officer (Sept. 2013-Nov. 2013), President-North America (Dec. 2011-Nov. 2013), and President-Australia Pacific (Dec. 2008-Dec. 2011) for Barrick Gold Corporation Inc., an international gold mining company

William C. Boor	47
Executive Vice President, Corporate Development & Chief Strategy Officer (Feb. 2014-present); Senior Vice President, Strategy & Business Development (July 2013-Feb. 2014);Senior Vice President, Global Ferroalloys (Jan. 2011-July 2013); President - Ferroalloys (May 2010-Jan. 2011); and Senior Vice President, Business Development (May 2007-May 2010)

Terry G. Fedor	49
Executive Vice President, United States Iron Ore (Jan. 2014-present); Vice President (Feb. 2011 - Jan. 2014); Vice President and General Manager (March 2005 - Feb. 2011) of ArcelorMittal Cleveland, a fully integrated steelmaking facility, which included oversight for Weirton, Warren, Monessen and Lackawanna

Terrance M. Paradie	45
Executive Vice President (March 2013-present); Chief Financial Officer (Oct. 2012-present); Senior Vice President (Jan. 2011-March 2013); Assistant General Manager-Michigan Operations (March 2012-Sept. 2012); Corporate Controller (Oct. 2007-March 2012); Chief Accounting Officer (July 2009-March 2012); and Vice President (Oct. 2007-Jan. 2011)

Clifford T. Smith	54
Executive Vice President, Seaborne Iron Ore (Jan. 2014-present); Executive Vice President, Global Operations (July 2013-Jan. 2014); Executive Vice President, Global Business Development (March 2013-July 2013); Senior Vice President, Global Business Development (Jan. 2011-March 2013); Vice President, Latin American Operations (Sept. 2009-Jan. 2011); and General Manager-Business Development (Oct. 2006-Sept. 2009)

P. Kelly Tompkins	57
Executive Vice President, External Affairs & President, Global Commercial (Nov. 2013-present); Chief Administrative Officer (July 2013-Nov. 2013); Executive Vice President, Legal, Government Affairs and Sustainability (May 2010-July 2013); Chief Legal Officer (Jan. 2011-Jan. 2013); President, Cliffs China (Oct. 2012-Nov. 2013); and Executive Vice President and Chief Financial Officer (June 2008-May 2010) of RPM International Inc., a specialty coatings and sealants manufacturer

David L. Webb	56
Executive Vice President (Jan. 2014-present); Senior Vice President, Global Coal (July 2011-Jan. 2014); and Vice President and General Manager of Mid-West Operations for Patriot Coal Corp., a producer of thermal and metallurgical coal (2007-June 2011)

Carolyn E. Cheverine	51
Vice President and General Counsel (Jan. 2013-present); Secretary (Oct. 2011-present); General Counsel-Corporate Affairs (Oct. 2011-Jan. 2013); and Senior Counsel (May 2002-Oct. 2011) of The Lubrizol Corporation, a lubricant additives and specialty chemicals manufacturer

Timothy K. Flanagan	36	Vice President, Corporate Controller & Chief Accounting Officer (March 2012-present); Assistant Controller (Feb. 2010-March 2012); and Director, Internal Audit (April 2008-Feb. 2010)

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
Our ERM function provides a framework for management's consideration of risk when making strategic, financial, operational and/or project decisions. The framework is based on ISO 31000, an internationally recognized risk management standard. Management uses a consistent methodology to identify and assess risks, determine and implement risk mitigation actions, and monitor and communicate information about the Company's key risks. Through these processes, we have identified six categories of risk that we are subject to: (I) economic and market, (II) regulatory, (III) financial, (IV) operational, (V) development and sustainability and (VI) human capital. The following risk factors are presented according to these key risk categories.

I.	ECONOMIC AND MARKET RISKS
The volatility of commodity prices, namely iron ore and coal, affects our ability to generate revenue, maintain stable cash flow and to fund our operations, including growth and expansion projects.
As a mining company, our profitability is dependent upon the price of the commodities that we sell to our customers, namely iron ore and coal. The prices of iron ore and coal have fluctuated historically and are affected by factors beyond our control, including: steel inventories; international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; recession or reduced economic activity in the U.S., China, India, Europe and other industrialized or developing countries; uncertainties or weaknesses in global economic conditions such as the sovereign debt crisis in Europe and the U.S. debt ceiling; changes in production capacity of other iron ore and metallurgical coal suppliers, especially as additional supplies come online; weather-related disruptions or natural disasters that may impact the global supply of iron ore and metallurgical coal; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the commodities we sell. To the extent that the prices of these commodities significantly decline for an extended period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We also may have to take impairments on our assets, inventory and/or goodwill. Sustained lower prices also could cause us to reduce existing reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.

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
Continued global growth of iron ore and coal demand, particularly from China, resulted in iron ore and metallurgical coal suppliers expanding their production capacity. The supply of both iron ore and metallurgical coal has increased due to these expansions. In the current iron ore and coal markets, an increase in our competitors' capacity could result in excess supply of these commodities, resulting in downward pressure on prices. This decrease in pricing would adversely impact our sales, margins and profitability.
If steelmakers use methods other than blast furnace production to produce steel or if their blast furnaces shut down or otherwise reduce production, the demand for our iron ore and coal products may decrease.
Demand for our iron ore and coal products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that use scrap steel, pig iron, hot briquetted iron and direct reduced iron. North American steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Environmental restrictions on the use of blast furnaces also may reduce our customers' use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore and coal products, demand for our iron ore and coal products will decrease, which would affect adversely our sales, margins and profitability.
Due to economic conditions and volatility in commodity prices, our customers could approach us about their supply agreements. Modifications to our sales agreements potentially could be made due to such volatility, which could impact adversely our sales, margins, profitability and cash flows.
Although we have contractual commitments for sales in our U.S. Iron Ore and Eastern Canadian Iron Ore business for 2014 and beyond, the uncertainty in global economic conditions may adversely impact the ability of our customers to meet their obligations. As a result of such market volatility, our customers could approach us about modifying their supply agreements. Any modifications to our sales agreements could adversely impact our sales, margins, profitability and cash flows. These discussions or potential actions by our customers could also result in contractual disputes, which could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes could impact adversely our sales, margins, profitability and cash flows.

II.	REGULATORY RISKS
We are subject to extensive governmental regulation, which imposes, and will continue to impose, potential significant costs and liabilities on us. Future laws and regulation or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce iron ore and coal products.
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
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers that may also require us or our customers to reduce or otherwise change operations significantly or incur additional costs, depending on their ultimate outcome. These emerging or recently enacted rules and regulations include: numerous air regulations, such as Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, Cross State Air Pollution Rule; increased administrative and legislative initiatives related to coal mining activities; Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy; Selenium Discharge Regulation; expansion of federal jurisdictional authority to regulate groundwater, and various other water quality regulations. Such new legislation, regulations, interpretations or orders, when enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Although the numerous regulations, operating permits and our management systems mitigate potential impacts to the environment, our operations may inadvertently impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations currently use and have used in the past, hazardous materials, and, from time to time, we have generated limited quantities of hazardous waste. We may be subject to claims under federal, provincial, state and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, sediments, groundwater and other natural resources. Such claims for damages and reclamation may arise out of current or former conditions at sites that we own or operate currently, as well as sites that we or our acquired companies have owned or operated, and at contaminated sites that have always been owned or operated by our joint-venture parties. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share. We are subject to a variety of potential liability exposures arising at certain sites where we currently do not conduct operations. These include sites where we formerly conducted iron ore and/or coal mining or processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not be material.

We also could be held liable for any and all consequences arising out of human exposure to hazardous substances used, released, or disposed of by us. In particular, we and certain of our subsidiaries are involved in various claims relating to the exposure of asbestos and silica to seamen who sailed until the mid-1980s on the Great Lakes vessels formerly owned and operated by certain of our subsidiaries. The full impact of these claims continues to be unknown. Uncertainty also remains as to whether insurance coverage will be sufficient and whether other defendants named in these claims will be able to fund any costs arising out of these claims.
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
Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with coal and iron ore mining. These include permits issued by various federal and state agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future mining operations. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens' lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities. Such inefficiencies could reduce our production, cash flows and profitability.
Our North American coal operations are subject to increasing levels of regulatory oversight making it more difficult to obtain and maintain necessary operating permits.
The current political and regulatory environment in the U.S. is disposed negatively toward coal mining, with particular focus on certain categories of mining such as mountaintop removal techniques. Therefore, our coal mining operations in North America are subject to increasing levels of scrutiny. Emerging U.S. regulatory efforts targeted at eliminating or minimizing the adverse environmental impacts of mountaintop coal mining practices have impacted all types of coal operations. These regulatory initiatives could cause material impacts, delays, or disruptions to our coal operations due to our inability to obtain new or renewed permits or modifications to existing permits.

Underground mining is subject to increased safety regulation and may require us to incur additional compliance costs.
Recent mine disasters have led to the enactment and consideration of significant new federal and state laws and regulations relating to safety in underground coal mines. These laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self-rescuers throughout underground mines; installing rescue chambers in underground mines; continuous tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and new and additional safety training. Additionally, new requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations have been implemented. These new laws and regulations may cause us to incur substantial additional costs, which may impact adversely our results of operations, financial condition or profitability.

III.	FINANCIAL RISKS
A substantial majority of our sales are made under term supply agreements to a limited number of customers that contain price-adjustment clauses that could affect adversely the stability and profitability of our operations.
In 2013, a majority of our U.S. Iron Ore and Eastern Canadian Iron Ore sales, the majority of our North American Coal sales, and almost all of our Asia Pacific Iron Ore sales were made under term supply agreements to a limited number of customers. In 2013, five customers together accounted for approximately 60 percent of our U.S. Iron Ore, Eastern Canadian Iron Ore, and North American Coal product sales revenues (representing more than 46 percent of our consolidated revenues). For North American Coal, prices typically are agreed upon for a 12-month period and typically are adjusted each year. Our Asia Pacific Iron Ore contracts are due to expire at various dates until March 2015 for our Chinese and Japanese customers. Our U.S. Iron Ore contracts have an average remaining duration of six years. We have one major customer contract for the life of the mine with the remaining contracts set to expire no later than 2016 for our Eastern Canadian Iron Ore contracts. We cannot be certain that we will be able to renew or replace existing term supply agreements at the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins and profitability.
Our U.S. Iron Ore term supply agreements contain a number of price adjustment provisions, or price escalators, including adjustments based on general industrial inflation rates, the price of steel and the international price of iron ore pellets, among other factors, that are out of our control and that may adjust the prices under those agreements generally on an annual basis. Several of our Eastern Canadian Iron Ore customers have multi-year pricing arrangements that contain pricing adjustments that reference certain published market prices for iron ore. During the first quarter of 2010, the world's largest iron ore producers moved away from the annual international benchmark pricing mechanism in favor of a shorter-term, more flexible pricing system. The change in the international pricing system prompted modification of our sales contracts to take into account the new international pricing methodology. We finalized shorter-term pricing arrangements with our customers by the end of 2012.
Changes in credit ratings issued by nationally recognized statistical rating organizations could affect adversely our cost of financing and the market price of our securities.
Credit rating agencies could downgrade our ratings (which currently are deemed “investment grade” levels) either due to our capital structure, factors specific to our business, changes in our geographical footprint, a prolonged cyclical downturn in the mining industry, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. There can be no assurance that we will maintain our current ratings. Any decline in our credit ratings, including a loss of investment-grade status, could result in an increase in our cost of funds, limit our access to the capital markets, trigger additional collateral or funding requirements, decrease the number of investors and counterparties that are willing to lend to us, significantly harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms and have an adverse effect on the market price of our securities.

We rely on our joint venture partners in our mines to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.
We co-own and manage three of our five U.S. Iron Ore mines and one of our two Eastern Canadian Iron Ore mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal, U.S. Steel Canada Inc., and WISCO. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore that each joint venture produces. Our U.S. Iron Ore and Eastern Canadian Iron Ore joint venture partners are also our customers. If one or more of our joint venture partners fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations, including significant capital contribution, pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs; reclamation and other environmental costs; and the costs of terminating long-term obligations, including energy and transportation contracts and equipment leases.
We cannot control the actions of our joint venture partners, especially when we have a minority interest in a joint venture. Further, in spite of performing customary due diligence prior to entering into a joint venture, we cannot guarantee full disclosure of prior acts or omissions of the sellers or those with whom we enter into joint ventures. Such risks could have a material adverse effect on the business, results of operations or financial condition of our joint venture interests.
We may not be able to recover the carrying value when divesting assets or businesses.
When we divest assets or businesses, we may not be able to recover the carrying value of these assets, which potentially could have a material adverse impact on our results of operations, shareholders' equity and capital structure. Also, if we were to sell a percentage of a business, there are inherent risks of a joint venture relationship as noted in the risk factor above.
Our ability to collect payments from our customers depends on their creditworthiness.
Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. With respect to our Asia Pacific and Eastern Canadian Iron Ore business units, payment typically is received as the products are shipped and much of the product is secured by bank letters of credit. By contrast, in our U.S. Iron Ore business unit, generally, we deliver iron ore products to our customers' facilities in advance of payment for those products. Under this practice for our U.S. customers, title and risk of loss with respect to U.S. Iron Ore products does not pass to the customer until payment for the pellets is received; however, there is typically a period of time in which pellets, for which we have reserved title, are within our customers' control. Where we have identified credit risk with certain customers, we have put in place alternate payment terms from time to time.
Consolidations in some of the industries in which our customers operate have created larger customers. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Customers in other countries may be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls, and local, economic and political conditions. Downturns in the economy and disruptions in the global financial markets in recent years have affected the creditworthiness of our customers from time to time. The extreme market disruption in 2008, among other things, severely limited liquidity and credit availability. Some of our customers are highly leveraged. If economic conditions worsen or prolonged global, national or regional economic recession conditions return, it is likely to impact significantly the creditworthiness of our customers and could, in turn, increase the risk we bear on payment default for the credit we provide to our customers and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could affect adversely our results of operations, financial condition and liquidity.

Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.
Our mining operations and development projects require significant use of energy. Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. These items make up approximately 20 to 25 percent in the aggregate of our operating costs in our U.S. Iron Ore locations, for example. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our mines in Minnesota are subject to changes in Minnesota Power's rates, such as rate changes that are reviewed and approved by the state public utilities commission in response to an application filed by Minnesota Power. We also enter into market-based pricing supply contracts for electricity, natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly.
In addition, U.S. public utilities are expected to pass through additional capital and operating cost increases related to new, pending U.S. environmental regulations that are expected to require significant capital investment and use of cleaner fuels over the next 10 years and may impact U.S. coal-fired generation capacity. We are estimating that power rates for our electricity-intensive operations could increase above 2013 levels by up to 8 percent by 2016, representing an annual power spend increase of approximately $21 million by 2016 for our U.S. operations.
The availability of capital for exploration, acquisitions and mine development may be limited.
In order to grow our business or sustain current development, we may need to access the capital markets to finance exploration, acquisitions and continued development of existing mining properties. During the global economic crisis, access to capital to finance new projects and acquisitions was extremely limited. We cannot predict the general availability or accessibility of capital to finance such projects in the future.
We are subject to a variety of financial market risks.
Financial market risks include those caused by changes in the value of investments, changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control and our efforts to mitigate such risks may not be effective. These factors could have a material adverse effect on our results of operations.
We may not pay dividends on our common shares.
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

IV.OPERATIONAL RISKS
Mine closures entail substantial costs. If we close one or more of our mines, our results of operations and financial condition would likely be affected adversely.
If we close any of our mines, our revenues would be reduced unless we were able to increase production at our other mines, which may not be possible. The closure of a mining operation involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits and shafts, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If we were to significantly reduce the estimated life of any of our mines, the mine-closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could significantly and adversely affect our results of operations and financial condition.
A North American mine permanent closure could increase significantly and accelerate employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent mine closure also could be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Certain mine closures would precipitate a pension closure liability significantly greater than an ongoing operation liability. Finally, a permanent mine closure could trigger severance-related obligations, which can equal up to sixteen weeks of pay per employee in some jurisdictions, depending on length of service. As a result, the closure of one or more of our mines could adversely affect our financial condition and results of operations.
Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
In our U.S. Iron Ore operations, disruption of the lake and ocean-going vessels and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, strikes, lock-outs, or other events and lack of alternative transportation sources, could impair our ability to supply iron ore to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins and profitability. Similarly, our North American Coal operations depend on international vessels and rail transportation services, as well as the availability of dock capacity, and any disruptions to those services or the lack of dock capacity could impair our ability to supply coal to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales and profitability. Further, reduced dredging and environmental changes, particularly at Great Lakes ports, could impact negatively our ability to move our iron ore and coal products because lower water levels restrict the tonnage that vessels can haul, resulting in higher freight rates.
Our Asia Pacific Iron Ore and Eastern Canadian Iron Ore operations also are dependent upon rail and port capacity. Disruptions in rail service or availability of dock capacity could similarly impair our ability to supply iron ore to our customers, thereby adversely affecting our sales and profitability. In addition, our Asia Pacific Iron Ore operations are also in direct competition with the major world seaborne exporters of iron ore and our customers face higher transportation costs than most other Australian producers to ship our products to the Asian markets because of the location of our major shipping port on the south coast of Australia. Further, increases in transportation costs, including volatile fuel rates, decreased availability of ocean vessels or changes in such costs relative to transportation costs incurred by our competitors could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.

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
We supply raw materials to the global integrated steel industry with substantial assets located outside of the U.S. We conduct operations in the U.S., Canada and Australia. As such, we are subject to additional risks beyond those relating to our U.S. operations, such as fluctuations in currency exchange rates; potentially adverse tax consequences due to overlapping or differing tax structures; burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs and other barriers, environmental health and safety requirements, and unexpected changes in any of these laws and regulations; the imposition of duties, tariffs, import and export controls and other trade barriers impacting the seaborne iron ore and coal markets; difficulties in staffing and managing multi-national operations; political and economic instability and disruptions, including terrorist attacks; disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act; and uncertainties in the enforcement of legal rights and remedies in multiple jurisdictions. If we are unable to manage successfully the risks associated with expanding our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.

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
V.DEVELOPMENT AND SUSTAINABILITY RISKS
The cost and time to implement a strategic capital project may prove to be greater than originally anticipated.
We undertake strategic capital projects in order to enhance, expand or upgrade our mines and production capabilities. Our ability to achieve the anticipated increased volumes, revenues or otherwise realize acceptable returns on strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market (such as a volatile pricing environment for iron ore), operational, permitting and labor-related factors. Further, the cost to implement any given strategic capital project ultimately may prove to be greater and may take more time than originally anticipated. For example, we have invested in the Bloom Lake mine, our large-scale seaborne iron ore project in Eastern Canada. Maximizing the Bloom Lake mine's production capabilities through the Phase II expansion project has the potential to increase sales volumes and reduce unit operating costs. Nonetheless, due to the higher than anticipated costs and changes in the pricing environment, we have put on hold the Phase II expansion, including completion of the concentrator and load-out facility, while we explore various strategic alternatives. Further, we will continue to operate Bloom Lake mine Phase I operations but on a reduced tailings capital plan as long as the pricing environment is constructive. Inability to achieve the anticipated results from the implementation of this expansion or any of our strategic capital projects, or the incurring of unanticipated implementation costs, penalties or inability to meet contractual obligations could affect adversely our results of operations and future earnings and cash flow generation.
We may be unable to successfully identify, acquire and integrate strategic acquisition candidates.
Our ability to grow successfully through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain necessary financing. We cannot provide assurance that we will be able to identify successfully strategic candidates or acquire any such businesses. In addition, the costs of acquiring other businesses could increase if competition for acquisition candidates increases. Additionally, the success of an acquisition is subject to other risks and uncertainties, including our ability to realize operating efficiencies and various assumptions expected from an acquisition; the size or quality of the mineral potential; delays in realizing the benefits of an acquisition; difficulties in retaining key employees, customers or suppliers of the acquired businesses; difficulties in maintaining uniform controls, procedures, standards and policies throughout acquired companies; the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; the impact of changes to our allocation of purchase price; and the ability to generate future cash flows or the availability of financing.
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
We regularly evaluate our U.S. iron ore, Eastern Canadian iron ore, and coal reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7 and Canada's National Instrument 43-101. In addition, our Asia Pacific Iron Ore business segment has published reserves that follow the Joint Ore Reserve Code in Australia, with certain changes to our Western Australian reserve values to make them comply with SEC requirements. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, including many factors beyond our control.
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
Estimates and timelines relating to new development and expansion projects are uncertain and we may incur higher costs and lower economic returns than estimated.
Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up. For example, our Chromite project, which was moved into the feasibility study stage of development in May 2012, was suspended in November 2013 because of an uncertain timeline and risks associated with the development of necessary infrastructure critical to the project's economic viability.
Our decision to develop a project typically is based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others:

•	changes in tonnage, grades and metallurgical characteristics of ore to be mined and processed;

•	estimated future prices of the relevant ore;

•	changes in customer demand;

•	higher construction and infrastructure costs;

•	the quality of the data on which engineering assumptions were made;

•	higher production costs;

•	adverse geotechnical conditions;

•	availability of adequate labor force;

•	availability and cost of water and power;

•	availability and cost of transportation;

•	fluctuations in inflation and currency exchange rates;

•	availability and terms of financing;

•	delays in obtaining environmental or other government permits or changes in the laws and regulations related to those permits;

•	weather or severe climate impacts; and

•	potential delays relating to social and community issues.
Our future development activities may not result in the expansion or replacement of current production with new production, or one or more of these new production sites or facilities may be less profitable than currently anticipated, or may not be profitable at all, any of which could have a material adverse effect on our sales, margins and cash flows.

VI.HUMAN CAPITAL RISKS
Our profitability could be affected adversely if we fail to maintain satisfactory labor relations.
Production in our mines is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages, or other disruptions in our production of coal and iron ore that could affect us adversely. The USW represents all hourly employees at our U.S. Iron Ore and Eastern Canadian Iron Ore operations owned and/or managed by Cliffs or its subsidiary companies except for Northshore.
Effective September 1, 2012, our Empire and Tilden mines in Michigan, and United Taconite and Hibbing mines in Minnesota, entered into 37-month labor agreements with the USW that cover approximately 2,400 USW-represented employees at those mines. Those agreements terminate on September 30, 2015. Effective March 1, 2009, Wabush entered into a five-year labor agreement with the USW that covers approximately 700 hourly employees, which is effective through February 28, 2014. In August 2013, our Bloom Lake operation in Quebec entered into a new labor agreement with the USW covering approximately 370 hourly employees. It has a three-year term that runs from September 1, 2013 through August 31, 2016. In November 2014, our Pointe Noire operation in Quebec entered into a new labor agreement with the USW that covers approximately 180 hourly employees. It has a six-year term and runs from March 1, 2014 through February 28, 2020. The UMWA represents approximately 800 hourly employees at our Pinnacle location in West Virginia and our Oak Grove location in Alabama. A new five and one-half year labor agreement with respect to those mines was entered into with the UMWA, effective July 1, 2011 through December 31, 2016. Approximately 120 hourly employees at the railroads we own that transport products among our facilities are represented by seven separate rail unions. We have current labor agreements with all seven of those unions. The moratorium for bargaining as to each of those unions under the Railway Labor Act will expire on December 31, 2014. If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors or fail to come to an agreement upon expiry, our ability to compete may be materially and adversely affected.
We may encounter labor shortages for critical operational positions, which could affect adversely our ability to produce our products.
We are predicting a long-term shortage of skilled workers for the mining industry and competition for the available workers limits our ability to attract and retain employees. The mining industry is experiencing a skills shortage in Australia and Canada and other countries in which we do not have operations currently. Additionally, at our mining locations, many of our mining operational employees are approaching retirement age. As these experienced employees retire, we may have difficulty replacing them at competitive wages.
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

Signatories to labor agreements with the UMWA have participated for decades in the UMWA 1974 Pension Plan (the "1974 PP"). The 1974 PP has been underfunded for a number of years and has a current total underfunded liability in excess of $5 billion. Our Pinnacle and Oak Grove mines are signatories to labor agreements with the UMWA, making them participants in the 1974 PP. As of the most recent estimate, Pinnacle and Oak Grove's combined share of this underfunded liability was estimated to be approximately $342 million. If Pinnacle or Oak Grove were to withdraw from the 1974 PP or if a mass withdrawal were to occur, we would become obligated to pay this amount to the 1974 PP.
We have calculated our unfunded pension and OPEB obligations based on a number of assumptions. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot be certain that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit retirees. At our U.S. iron ore mines where the hourly employees are represented by the USW, the new labor agreement includes a retiree medical cap effective for those hourly employees who retire after January 1, 2015. Early retirement rates likely would increase substantially in the event of a mine closure.
We depend on our senior management team and other key employees, and the loss of these employees could adversely affect our business.
Our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in the global economic and industry conditions, competitors' hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. We must continue to recruit, retain, and motivate our senior management and key personnel in order to maintain our business and support our projects. A loss of senior management and key personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the SEC.

Item 2.	Properties
The following map shows the locations of our operations and offices as of December 31, 2013:
General Information about the Mines
All of our iron ore mining operations are open-pit mines that are in production. Additional pit development is underway as required by long-range mine plans. At our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore mines, drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.
Our North American Coal operations consist of both underground and surface mines. Drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.
Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore and stratigraphic models for coal are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.

U.S. Iron Ore
The following map shows the locations of our U.S. Iron Ore operations as of December 31, 2013:

United Taconite
Hibbing Taconite
Northshore Mining
Empire Mine
Tilden Mine

We directly or indirectly own and operate interests in five U.S. Iron Ore mines located in Michigan and Minnesota from which we produced 20.3 million, 22.0 million and 23.7 million tons of iron ore pellets in 2013, 2012 and 2011, respectively, for our account. We produced 6.9 million, 7.5 million and 7.3 million tons, respectively, on behalf of the steel company partners of the mines.
Our U.S. Iron Ore mines produce from deposits located within the Biwabik and Negaunee Iron Formation, which are classified as Lake Superior type iron formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1,2]	2013 Production[2,3]	Mineral Owned	Rights Leased
Empire	79%	Mine, Concentrator, Pelletizer	Magnetite	1963	5.5	3.0	53%	47%
Tilden	85%	Mine, Concentrator, Pelletizer, Railroad	Hematite & Magnetite	1974	8.0	7.5	100%	—%
Hibbing	23%	Mine, Concentrator, Pelletizer	Magnetite	1976	8.0	7.7	3%	97%
Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Magnetite	1990	6.0	3.9	—%	100%
United Taconite	100%	Mine, Concentrator, Pelletizer	Magnetite	1965	5.4	5.2	—%	100%
[1] Annual capacity is reported on a wet basis in millions of long tons, equivalent to 2,240 pounds.
[2] Figures reported on 100% basis.
[3] 2013 Production from Empire includes 1.7 million long tons tolled to Tilden.
Empire Mine
The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. The Empire mine has produced between 3.0 million and 4.9 million tons of iron ore pellets annually over the past five years, of which between 0.7 million and 1.9 million long annually over the past five years were tolled to Tilden mine.

We own 79 percent of Empire and a subsidiary of ArcelorMittal USA has retained the remaining 21 percent ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time. This right has not been exercised. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. A subsidiary of ours leases the balance of the Empire reserves from other owners of such reserves and subleases them to Empire. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation and floatation to produce a magnetite concentrate that is then supplied to the on-site pellet plant.
Tilden Mine
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 4.9 million and 7.8 million tons of iron ore pellets annually. We own 85 percent of Tilden, with the remaining minority interest owned by a subsidiary of U.S. Steel Canada Inc. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetite separation and floatation to produce hematite and magnetic concentrates that are then supplied to the on-site pellet plant.
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
Hibbing Mine
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. Over the past five years, the Hibbing mine has produced between 1.7 million and 8.1 million tons of iron ore pellets annually. We own 23 percent of Hibbing, a subsidiary of ArcelorMittal has a 62.3 percent interest and a subsidiary of U.S. Steel has a 14.7 percent interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin operated by BNSF.

Northshore Mine
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. Crude ore is shipped by a wholly owned railroad from the mine to the processing and dock facilities at Silver Bay. Over the past five years, the Northshore mine has produced between 3.2 million and 5.8 million tons of iron ore pellets annually. As previously announced, two of the four production lines at Northshore were idled beginning January 5, 2013. The idled lines are expected to reopen during the first quarter of 2014. The Northshore mine began production under our management and ownership on October 1, 1994. We own 100 percent of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Northshore operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported along a wholly owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occur before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant site has its own ship loading port located on Lake Superior.
United Taconite Mine
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 3.8 million and 5.4 million tons of iron ore pellets annually. We own 100 percent of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. United Taconite operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported by rail to the plant site located ten miles to the south. At the plant site an additional stage of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant. From the site, pellets are transported by CN rail to a ship loading port at Duluth, Minnesota operated by CN.

Eastern Canadian Iron Ore
The following map shows the locations of our Eastern Canadian Iron Ore operations as of December 31, 2013:
We own and operate interests in two iron ore mines in the Canadian Provinces of Quebec and Newfoundland and Labrador from which we produce iron ore concentrate and produced iron ore pellets through June 2013. We produced 8.7 million, 8.5 million and 6.9 million metric tons of iron ore product in 2013, 2012 and 2011, respectively, from these two mines. In May 2011, we acquired Consolidated Thompson along with its 75 percent interest in the Bloom Lake property. In the fourth quarter of 2013, our interest increased by an aggregate of 7.8 percent, bringing our interest to 82.8 percent in the Bloom Lake property.
Our Eastern Canadian mines produce from deposits located within the area known as the Labrador Trough and are composed of iron formations, which are classified as Lake Superior type. Lake Superior type iron formations consist of banded sedimentary rocks that formed under similar conditions in shallow marine basins approximately two billion years ago. The Labrador Trough region experienced considerable metamorphism and folding of the original iron deposits. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1,2]	2013 Production[2]	Mineral Owned	Rights Leased
Wabush	100%	Mine, Concentrator, Pelletizer, Railroad	Hematite	1965	5.6	2.8	—%	100%
Bloom Lake	82.8%	Mine, Concentrator, Railroad	Hematite	2010	7.2	5.9	100%	—%
[1] Annual capacity is reported on a wet basis in millions of metric tons, equivalent to 2,205 pounds.
[2] Figures reported on 100% basis.

Wabush Mine
The Wabush mine has been in operation since 1965. Over the past five years, the Wabush mine has produced between 2.7 million and 3.9 million metric tons of iron ore pellets and concentrate annually. Mining is conducted on several mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates. The Wabush mine and concentrator are located in Wabush, Newfoundland and Labrador, and the pelletizing operations and dock facility are located in Pointe Noire, Quebec. At the mine, operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and gravity separation to produce an iron concentrate. Concentrates are shipped by rail 300 miles to Pointe Noire where they were pelletized for shipment via vessel within Canada, to the U.S. and other international destinations. Concentrates are shipped directly from Pointe Noire for sinter feed.
On February 11, 2014, we announced our plan to idle our Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014. The idle is being driven by the unsustainable high cost structure, which results in operations that are not economically viable to run over time. Additionally, during the second quarter of 2013, the pellet plant operations were idled at Pointe Noire.
Bloom Lake Mine
The Bloom Lake mine and concentrator are located approximately nine miles southwest of Fermont, Quebec. As previously mentioned, our acquisition of Consolidated Thompson in May 2011 included a 75 percent majority ownership in the Bloom Lake operation. During the fourth quarter of 2013, CQIM's interest in the property increased by an aggregate of 7.8 percent to 82.8 percent after CQIM paid both its own and WISCO’s proportionate shares of the cash call for the first half of 2013. As a result, WISCO's interest was diluted to 17.2 percent. Since the acquisition in May 2011, the Bloom Lake mine has produced between 3.5 million and 5.9 million metric tons of iron ore concentrate annually. Phase I of the Bloom Lake mine was commissioned in March 2010, and it consists of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, an AG mill and gravity separation to produce an iron concentrate. From the site, concentrate is transported 320 miles by rail to a ship loading port in Pointe Noire, Quebec.
On February 11, 2014, we announced that we are exploring various strategic alternatives for our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We will continue to evaluate and will idle temporarily the operations if the pricing and operating costs justify such an alternative action. As a result, the Phase II expansion project remains on hold.

Asia Pacific Iron Ore
The following map shows the location of our Asia Pacific Iron Ore operation as of December 31, 2013:
In Australia, we own and operate the Koolyanobbing operations and owned and operated a 50 percent interest in the Cockatoo Island iron ore mine until we sold it in September 2012. We produced 11.1 million metric tons, 11.3 million metric tons and 8.9 million metric tons in 2013, 2012 and 2011, respectively. The 2012 and 2011 production tons include tons produced at the Koolyanobbing operations and the Cockatoo Island iron ore mine.
The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron formations. Individual deposits tend to be small with complex ore-waste contact relationships. The reserves at the Koolyanobbing operations are derived from 14 separate mineral deposits distributed over a 70 mile operating radius.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1]	2013 Production	Mineral Owned	Rights Leased
Koolyanobbing	100%	Mine, Road Haulage, Crushing- Screening Plant	Hematite & Goethite	1994	11.0	11.1	—%	100%
[1] Annual capacity is reported on a wet basis in millions of metric tons, equivalent to 2,205 pounds.
Koolyanobbing
The Koolyanobbing operations are located 250 miles east of Perth and approximately 30 miles northeast of the town of Southern Cross. Koolyanobbing produces lump and fines iron ore. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renewed as they approach their respective expiration dates. Ongoing exploration programs targeting extensions to the iron ore mineralization, including regional exploration targets in the Yilgarn Mineral Field, were active in 2013. In 2011, a significant permitting milestone was achieved with the granting of regulatory approvals necessary to develop above the water table at Windarling's W1 deposit. In 2013, environmental approvals were obtained for deepening of the Windarling W1 pit and deepening of the Koolyanobbing A/B/C pits. Final environmental approvals also were received in 2013 for the Deception project.

Over the past five years, the Koolyanobbing operation has produced between 8.2 million and 11.1 million metric tons annually. The expansion project at Koolyanobbing increasing annual capacity to 11 million metric tons was completed in 2012. Ore material is sourced from nine separate open pit mines and delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. All of the ore from the Koolyanobbing operations is transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.
North American Coal
The following map shows the locations of our North American Coal operations as of December 31, 2013:
We directly own and operate three North American coal mining complexes from which we produced a total of 7.2 million, 6.4 million and 5.0 million tons of coal in 2013, 2012 and 2011, respectively. Our coal production at each mine is shipped within the U.S. by rail or barge. Coal for international customers is shipped through the ports of Mobile, Alabama; Newport News, Virginia; and New Orleans, Louisiana.
Coal seams mined at all of our North American Coal operations are Pennsylvanian Age and derived from the Pocahontas 3 and 4 seams at the Pinnacle Complex and the Blue Creek Seam at Oak Grove, which produce high quality, low ash metallurgical products, while multiple seams are mined at the CLCC underground and surface mines producing both metallurgical and thermal products.

Mine	Cliffs Ownership	Infrastructure	Primary Coal Type	Operating Since	Current Annual Capacity[1]	2013 Production	Mineral Owned	Rights Leased
Pinnacle Complex	100%	U/G Mine, Preparation Plant, Load-out	Low-Vol Metallurgical	1969	4.0	2.8	—%	100%
Oak Grove	100%	U/G Mine, Preparation Plant, Load-out	Low-Vol Metallurgical	1972	2.5	2.3	—%	100%
Cliffs Logan County Coal	100%	U/G Mine, Preparation Plant, Load-out	High-Vol Metallurgical	2008	1.7	1.5	—%	100%
Cliffs Logan County Coal	100%	Surface Mine	Thermal	2005	1.2	0.6	—%	100%
[1] Annual capacity is on a wet basis in millions of short tons, equivalent to 2,000 pounds.

Pinnacle Complex
The Pinnacle Complex includes the Pinnacle and Green Ridge mines and is located approximately 30 miles southwest of Beckley, West Virginia. The Pinnacle mine has been in operation since 1969. Over the past five years, the Pinnacle mine has produced between 0.7 million and 2.8 million tons of coal annually. The Green Ridge mines have been in operation since 2004 and have ranged from no production to 0.2 million tons of coal annually. In February 2010, the Green Ridge No. 1 mine was closed permanently due to exhaustion of the economic reserves at the mine. In addition, the Green Ridge No. 2 mine was idled in January 2012. Pinnacle utilizes continuous miners and a longwall plow system; Green Ridge utilizes only continuous miners. Both facilities share preparation, processing and load-out facilities.
Oak Grove
The Oak Grove mine is located approximately 25 miles southwest of Birmingham, Alabama. The mine has been in operation since 1972. Over the past five years, the Oak Grove mine has produced between 0.9 million and 2.3 million tons of coal annually. In 2011, a new shaft and support facilities were commissioned in order to reduce the transport time for supplies and personnel to the working face. The previous shaft still is utilized in a support role. Oak Grove utilizes a long wall shearer with continuous miners. Preparation, processing and rail load-out facilities are located on-site. The preparation plant at Oak Grove incurred significant tornado damage during 2011. The plant rebuild included new equipment and improvements to the process design that enhanced the performance of the plant, which returned to normal operating capacity in January 2012.
Cliffs Logan County Coal
Cliffs Logan County Coal property is located within Boone, Logan and Wyoming counties in southern West Virginia. CLCC currently produces metallurgical and thermal coal from surface and underground mines that are served by a preparation plant and unit-train load out facility on the CSX Transportation. Two underground mines, the Powellton No. 1 and Lower War Eagle, produce high-volatile metallurgical coal using room and pillar retreat mining methods using continuous miner equipment. The Toney Fork No. 2 surface mine produces thermal coal with a combination of contour strip area mining and point removal methods.
The Powellton and Dingess-Chilton mines have been in operation since 2008. The Lower War Eagle mine was in development in 2011 and became fully operational in November 2012. Over the past five years, the Powellton mine has produced between 0.3 million and 0.8 million tons of coal annually and the Dingess-Chilton mine production has ranged from 0.1 million tons to 0.6 million tons of coal annually. In March 2013, the Dingess-Chilton mine was closed permanently due to exhaustion of economic reserves. Lower War Eagle produced 0.6 million tons in 2013 and 0.1 million tons in 2012 after moving out of the development phase. The Toney Fork No. 2 mine has been in operation since 2005. Over the past five years, the Toney Fork No. 2 mine has produced between 0.6 million and 1.2 million tons of coal annually.

Advanced Exploration and Development Properties
The following map shows the locations of our advanced exploration and development properties as of December 31, 2013:
We have several advanced exploration projects located in the Canadian provinces of British Columbia, Ontario and Québec in different stages of evaluation at this time. Work completed on these properties includes geological mapping, drilling and sampling programs, and initial and advance stage engineering studies.
Chromite Project
Cliffs Chromite Ontario's primary assets are situated in the Ring of Fire area, James Bay lowlands, of northern Ontario. These chromite properties are located approximately 155 miles north of the town of Nakina (on the CN railroad mainline) and about 50 miles east of the First Nations community of Webequie. We have a controlling position in three chromite deposits that occur in close proximity to each other: a 100 percent interest in each of the Black Label and Black Thor chromite deposits and a 70 percent interest in the Big Daddy chromite deposit. KWG Resources Inc. owns the remaining 30 percent. We have completed a prefeasibility study on the Black Thor deposit, the largest of the three deposits. On November 20, 2013, we indefinitely suspended our Chromite Project in Northern Ontario. Given the uncertain timeline and risks associated with the development of necessary infrastructure to bring this project online, we do not expect to allocate any significant additional capital to the project. Earlier in 2013, we suspended the environmental assessment activities because of pending issues impeding the progress of the project. We will continue to work with the Government of Ontario, First Nation communities and other interested parties to explore potential solutions related to the critical infrastructure issues for the Ring of Fire properties.
These chromite deposits are orthomagmatic stratiform deposits of unusual thickness and size.  Mineralization consists of chromite crystals [(Fe,Mg) (Cr,Al,Fe)2O4] ranging from massive chromite bands to interbedded and disseminated chromite.
Decar Property
The Decar Property is located 56 miles northwest of Fort St. James, British Columbia, Canada and consists of 60 mineral claims covering 95 square miles.  We own a 60 percent interest in the Decar Property and First Point Minerals Corp. owns the remaining 40 percent.  In 2012, 2011 and 2010, we performed exploration activities on the property and in 2013 completed a scoping study to further evaluate the potential economics and viability of an operation producing a high-grade nickel concentrate that could be marketable to various end users.  In 2013 our interest in the property increased from 51 percent to 60 percent as a result of completing the scoping study in accordance with the 2009 option agreement between Cliffs and First Point Minerals.
The mineralization consists of the nickel-iron alloy awaruite (Ni2-3Fe).  Awaruite is disseminated in serpentinized peridotite; it occurs as relatively coarse grains between 50 to 400 µm in size.  Awaruite has been observed throughout the entire extent of the peridotite but four zones of stronger mineralization have been identified.  The four zones are the Baptiste, Sidney, Target B and Van targets.  Exploration programs, resource definition drilling and engineering studies associated with the scoping study have focused on the Baptiste prospect.
Labrador Trough South
The Labrador Trough South property is located approximately 150 miles north of Sept-Iles, Québec and 30 miles southwest of the town of Fermont, Québec. Provincial highway 389 crosses the south and east sides of the property and provides year-round access. The property consists of a total of 636 non-contiguous claims covering roughly 130 square miles. Several areas containing iron mineralization have been further defined utilizing aerial geophysics, outcrop mapping and diamond drilling. These areas are known as: Lamêlée, Peppler Lake, Hobdad, Lac Jean and Faber. To date, most of the exploration efforts have focused on the first three areas. Cliffs acquired 100 percent ownership of the claims as part of the Consolidated Thompson acquisition in 2011.
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
Mineral Policy
We have a corporate policy relating to internal control and procedures with respect to auditing and estimating of minerals. In 2012, we revised our policy regarding the estimation and reporting of mineralized materials and mineral reserves to better align with international best practices. The procedures contained in the policy include the calculation of mineral estimates at each property by our engineers, geologists and accountants, as well as third-party consultants. Management compiles and reviews the calculations, and once finalized, such information is used to prepare the disclosures for our annual and quarterly reports. The disclosures are reviewed and approved by management, including our president and chief financial officer. Additionally, the long-range mine planning and mineral estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral estimates, other than those due to production, are adequately documented and submitted to senior operations officers for review and approval. Finally, periodic reviews of long-range mine plans and mineral reserve estimates are conducted at mine staff meetings, senior management meetings and by independent experts.
Mineral Reserves
Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.
Reserve estimates are based on pricing that does not exceed the three-year trailing average of benchmark prices for iron ore and coal adjusted to our realized price. For the three-year period 2010 to 2012, the average international benchmark price of 62 percent Fe CFR China was $149 per dry metric ton. For the same period, the benchmark coal prices FOB U.S. East Coast were $238 per metric ton for low-vol, $194 per metric ton for high-vol, and $63 per short ton for thermal.

We evaluate and analyze mineral reserve estimates in accordance with our mineral policy and SEC requirements. The table below identifies the year in which the latest reserve estimate was completed.

Property	Date of Latest Economic Reserve Analysis
U.S. Iron Ore
Empire	2009
Tilden	2011
Hibbing	2012
Northshore	2012
United Taconite	2013
Eastern Canadian Iron Ore
Bloom Lake	2011
Asia Pacific Iron Ore
Koolyanobbing	2013
North American Coal
Pinnacle Complex	2013
Oak Grove	2012
CLCC	2011
Iron Ore Reserves
Ore reserve estimates for our iron ore mines as of December 31, 2013 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. New estimates were completed in 2013 for the following operations: United Taconite and Koolyanobbing. With the expiration of our partnership agreement and anticipated closure of Empire at the end of 2014, we are only reporting the amount of reserves at Empire that are planned to be extracted during the year. In the second quarter of 2013, we made the decision to idle the pellet plant at Pointe Noire and only produce an iron ore concentrate from our Wabush facility. Subsequently, in the first quarter of 2014, we made the decision to idle all production at our Wabush mine by the end of the quarter. As a result, the reserves previously reported for Wabush are now included in our Mineralized Material estimates. All of our remaining operations reserves have been adjusted net of 2013 production.

U.S. Iron Ore
All tonnages reported for our U.S. Iron Ore operating segment are in long tons of 2,240 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

U.S. Iron Ore Mineral Reserves
as of December 31, 2013
(In Millions of Long Tons)
		Proven		Probable		Proven & Probable		Saleable Product [2,3]		Previous Year
Property	Cliffs Share	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade[5]	Process Recovery[4]	Tonnage	P&P Crude Ore	Saleable Product
Empire	79%	4.7	21.7	—	—	4.7	21.7	30%	1.4	22.4	6.2
Tilden Hematite[1]	85%	474.6	35.7	130.0	36.1	604.6	35.8	34%	207.2	625.2	214.3
Tilden Magnetite	85%	72.9	29.0	11.7	29.2	84.6	29.0	38%	31.9	89.0	33.5
Total Tilden	85%	547.5		141.7		689.2		35%	239.1	714.2	247.8
Hibbing	23%	266.8	19.0	20.7	18.9	287.5	19.0	26%	75.4	316.1	82.8
Northshore	100%	338.8	25.5	712.6	24.8	1,051.4	25.0	34%	356.9	1,063.1	360.7
United Taconite	100%	423.5	23.1	65.9	22.9	489.4	23.1	34%	164.1	386.7	125.8
Totals		1,581.3		940.9		2,522.2			836.9	2,502.5	823.3

[1] Tilden hematite reported grade is percent FeT; all other properties are percent magnetic iron
[2] Saleable product is a standard pellet containing 60 to 66 percent Fe calculated from both proven and probable mineral reserves
[3] Saleable product is reported on a dry basis; shipped products typically contain 1 to 4 percent moisture
[4] Process recovery includes all factors for converting crude ore tonnage to saleable product
[5] Cutoff grades are 15 percent magnetic iron for Hibbing and Empire, 17 percent for United Taconite, 19 percent for Northshore and 20 percent for Tilden. Cutoff for Tilden hematite is 25 percent FeT.

New economic reserve analyses were completed for United Taconite in 2013. Based on the analysis, saleable product reserves increased by 43.4 million tons at United Taconite as a result of updated life-of-mine operating plans and production schedules, partially offset by 2013 production of 5.1 million tons.

Eastern Canadian Iron Ore
All tonnages reported for our Eastern Canadian Iron Ore operating segment are in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

Eastern Canadian Iron Ore Mineral Reserves
as of December 31, 2013
(In Millions of Metric Tons)
		Proven		Probable		Proven & Probable		Saleable Product[1,2]		Previous Year
Property	Cliffs Share	Tonnage	% Fe	Tonnage	% Fe	Tonnage	% Fe4	Process Recovery[3]	Tonnage	P&P Crude Ore	Saleable Product
Bloom Lake	82.8%	249.8	29.2	765.3	28.3	1,015.1	28.5	34%	350.1	1,034.5	355.8

[1] Bloom Lake product is an iron concentrate containing 66 percent Fe calculated from both proven and probable mineral reserves.
[2] Saleable product is reported on a dry basis, shipped products contain 3 percent moisture
[3] Process recovery includes all factors for converting crude ore tonnage to saleable product
[4] Cutoff grade is 20 percent FeT
In the second quarter of 2013, we idled the pellet plant at Pointe Noire and decided to produce only an iron ore concentrate from our Wabush facility. Subsequently, on February 11, 2014, we announced that we made the decision to idle all production at our Wabush mine by the end of the first quarter of 2014. As a result, the reserves previously reported for Wabush now are included in our Mineralized Material estimates.
Asia Pacific Iron Ore
All tonnages reported for our Asia Pacific Iron Ore operating segment are in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

Asia Pacific Iron Ore Mineral Reserves
as of December 31, 2013
(In Millions of Metric Tons)[1]
		Proven		Probable		Proven & Probable		Previous Year Total
Property	Cliffs Share	Tonnage	% Fe	Tonnage	% Fe	Tonnage	% Fe2	Tonnage
Koolyanobbing	100%	3.8	58.0	60.7	60.4	64.5	60.3	78.1

[1] Tonnages reported are saleable product reported on a dry basis; shipped products contain 3 percent moisture
[2] Cutoff grade is 54 percent FeT
New economic reserve analyses were completed for Koolyanobbing in 2013. Based on the analysis, saleable product reserves decreased by 2.1 million metric tons as a result of updated life-of-mine operating plans and production schedules.
Coal Reserves
Coal reserves estimates for our North American underground and surface mines as of December 31, 2013 were estimated using three-dimensional modeling techniques, coupled with scheduled mine plans. The CLCC operations and Oak Grove operations reserves have not changed net of 2013 mine production.

North American Coal
All tonnages reported for our North American Coal operating segment are in short tons of 2,000 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

Recoverable Coal Reserves
as of December 31, 2013
(In Millions of Short Tons)[1]
		Category[2]	Coal Type		Reserve Classification			Quality		Previous Year
Property/Seam	Cliffs Share			Mine Type	Proven	Probable	Total P&P	% Sulfur	As Received Btu/lb	Total P&P
Pinnacle Complex
Pocahontas No 3	100%	Assigned	Metallurgical	U/G	31.7	9.9	41.6	0.92	14,000	45.8
Pocahontas No 4	100%	Unassigned	Metallurgical	U/G	2.8	0.5	3.3	0.51	14,000	3.3
Oak Grove
Blue Creek Seam	100%	Assigned	Metallurgical	U/G	31.0	4.0	35.0	0.57	14,000	37.3
Cliffs Logan County Coal
Multi-Seam Underground	100%	Assigned	Metallurgical	U/G	32.9	19.0	51.9	1.00	15,500	53.4
Multi-Seam Surface	100%	Assigned	Metallurgical	Surface	5.2	1.0	6.2	0.90	15,300	6.2
Multi-Seam Surface	100%	Assigned	Thermal[3]	Surface	42.3	7.4	49.7	0.89	13,300	50.4
Totals					145.9	41.8	187.7			196.4

[1] Recoverable coal is reported on a wet basis containing 6 percent moisture
[2] Assigned reserves represent coal that can be mined without a significant capital expenditure, whereas unassigned reserves will require significant capital expenditures before production could be realized

3 CLCC thermal reserves do not meet U.S. compliance standards as defined by Phase II of the Clean Air Act as coal having a sulfur dioxide content of 1.2 pounds or less per million BTU

New economic reserve analyses were completed for Pinnacle operations in 2013. Total recoverable coal reserves decreased 1.4 million tons at Pinnacle, net of 2013 production.
Mineralized Material
“Mineralized material” is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. Mineralized material has been delineated by appropriate sampling to establish continuity and support an estimate of tonnage with an average grade of the selected metals, minerals or quality. We have various properties in either advanced exploration, development or operational stages that contain considerable amounts of mineralized material that could eventually be converted into reserves given favorable operating and market conditions. Future production from mineralized material would require additional economic and engineering studies, permitting and significant capital expenditures before any potential value could be realized. A deposit of mineralized material does not qualify as a reserve until a comprehensive evaluation, based upon unit costs, grade, recoveries and other material factors, concludes both economic and legal feasibility. Further, for new projects a “final” or “bankable” feasibility study is required prior to the reporting of mineral reserves.
Readers are cautioned not to assume that any of these mineralized materials will ever be converted into mineral reserves. Our mineralized material estimates contain only material classified as measured or indicated. Materials classified as inferred have a greater amount of uncertainty as to their future ability to be upgraded and are not included in the estimates reported.

All tonnages are reported in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.
Wabush
As described above, the reserves for Wabush have been reclassified as mineralized material because all production at our Wabush mine will be idled by the end of the first quarter of 2014. Mineralized material reported is based on the 2012 reported reserves net of 2013 production.

Mineralized Material Not in Reserves
as of December 31, 2013
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%Fe
Wabush	100%	200.4	35.1

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 25 percent weight recovery (16.5 percent Fe)
Chromite Project
We hold mineral interests in three currently defined chromite deposits that contain mineralized materials. In 2013, a new mineralized material estimate was completed based on the latest exploration drilling and geological model for our Black Thor and Black Label deposits. Reportable mineralized material increased 25.7 million and 1.1 million metric tons at the Black Thor and Black Label deposits, respectively. The mineralized material estimate for Big Daddy remains unchanged from the 2012 estimate.

Mineralized Material Not in Reserves
as of December 31, 2013
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%Cr2O3
Black Thor	100%	137.7	31.5
Black Label	100%	5.4	25.3
Big Daddy	70%	29.1	31.7
Totals		172.2	31.3

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 20 percent Cr2O3 for all deposits

Decar Property
The Decar property is a nickel exploration project that is currently at the prefeasibility stage.  Exploration and early stage studies have defined mineralized material estimates for the Baptiste deposit located on the Decar property.  The latest mineralized material estimate for Decar was completed in 2012; there were no changes to this estimate in 2013.

Mineralized Material Not in Reserves
as of December 31, 2013
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%Ni
Baptiste	60%	1,159.5	0.12

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 0.06 percent Davis Tube Recoverable Nickel
Labrador Trough South
As previously mentioned, Labrador Trough South is a collection of iron deposits acquired in the purchase of Consolidated Thompson. In 2012, we conducted exploration activities and updated the mineralized material estimates for several of the deposits. In 2013, there were no changes to the mineralized material estimates.

Mineralized Material Not in Reserves
as of December 31, 2013
(In Millions of Metric Tons)

Deposit	Cliffs Share	Tonnage[1,2]	%FeT
Lamêlée	100%	271.7	29.4
Peppler Lake	100%	326.8	28.0
Totals		598.5	28.6

[1] Includes only materials classified as measured and indicated
[2] Cutoff grade is 18 percent FeT

Item 3.	Legal Proceedings
Alabama Dust Litigation. There are currently three cases in the Alabama state court system that comprise the Alabama Dust Litigation. Generally, these claims are brought by nearby homeowners who allege that dust emanating from the Concord Preparation Plant causes damage to their properties. All three of these cases are active and settlement discussions are proceeding. It is possible that these types of complaints may continue to be filed in the future, but the overall impact of these cases is not anticipated currently to have a material financial impact on our business.
Bloom Lake Investigation. CQIM, Bloom Lake General Partner Limited and Bloom Lake currently are being investigated by Environment Canada in relation to alleged violations of Section 36(3) of the Fisheries Act that prohibits the deposit of a deleterious substance in water frequented by fish or in any place where the deleterious substance may enter any such water and Section 40(3) of the Fisheries Act in relation to an alleged failure to comply with a direction of an inspector. Based on current information, the investigation covers several alleged incidents that occurred between April 2011 and October 2012. Bloom Lake has been informed that the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks has commenced an investigation into alleged violations of the Environment Quality Act related to incidents involving alleged releases of suspended solids to the environment in early August 2012 and in September 2012. At this stage, we are cooperating with Environment Canada and the Quebec Ministry and, although the possible outcome of the investigations and the risk of loss cannot be determined, we do not believe they will have a material financial impact to the Company.
EPSL Arbitration. On December 20, 2012, Esperance Port Authority (trading as Esperance Port Sea and Land) and Cliffs Asia Pacific Iron Ore Pty Ltd nominated an arbitrator to determine disputes that have arisen between the parties in relation to the proper construction and operation of certain clauses in the operating agreement that was first made between the parties on September 25, 2000 (as varied). Among several other issues, we are in dispute with EPSL over the "maximum tonnage" that EPSL is obligated to handle and, in particular, whether EPSL legally is obligated to handle 11.5 million tonnes per annum of ore. The operating agreement does not expressly include a maximum or minimum annual tonnage provision, but has a clause setting forth the minimum take-or-pay obligations. We assert that the maximum tonnage for which EPSL is obliged to provide the services is the capacity of the port at any given time to handle iron ore. On October 18, 2013, the parties entered into a partial settlement agreement that adjourns the November 2013 hearing date to April 2014 in order to allow the parties time to negotiate a full and final settlement, provides, in the event that the parties are able to reach a full and final settlement, for a conditional settlement of matters in dispute up to December 31, 2013 and also sets an interim charging rate beginning in 2014.
Maritime Asbestos Litigation. The Cleveland-Cliffs Iron Company and/or The Cleveland-Cliffs Steamship Company have been named defendants in 489 actions brought from 1986 to date by former seamen claiming damages for various illnesses allegedly suffered as the result of exposure to airborne asbestos fibers while serving as crew members aboard the vessels previously owned or managed by our entities until the mid-1980s. All of these actions have been consolidated into multidistrict proceedings in the Eastern District of Pennsylvania, along with approximately 30,000 other cases from various jurisdictions that were filed against other defendants. Through a series of court orders, the docket has been reduced to approximately 3,500 active cases. We are a named defendant in approximately 50 cases. These cases are in the discovery phase. The court has dismissed the remainder of the cases without prejudice. Those dismissed cases could be reinstated upon application by plaintiffs’ counsel. The claims against our entities are insured in amounts that vary by policy year; however, the manner in which coverage will be applied remains uncertain. Our entities continue to vigorously contest these claims and have made no settlements on them.
Pinnacle Mine Environmental Litigation. On June 22, 2010, the West Virginia DEP filed a lawsuit in the Wyoming County Circuit Court against the Pinnacle mine alleging past non-compliance with its NPDES discharge permit. The complaint seeks injunctive relief and penalties. An initial penalty proposal of $1.0 million was offered by the West Virginia DEP in March 2012; however, Pinnacle disagrees with the alleged violations and has met with the DEP to present facts supporting a review and reduction of the proposed penalty.
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
The Rio Tinto Mine Site. The Rio Tinto Mine Site is an historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order dated September 14, 2001 between the NDEP and the RTWG composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated and E. I. duPont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish and Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribe of the Duck

Valley Reservation (collectively, "Rio Tinto Trustees"). In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.
The NDEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012 by the NDEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and opened for 30-day public comment on October 4, 2012. The Consent Decree subsequently was finalized on May 20, 2013. Under the terms of the Consent Decree, the RTWG has agreed to pay over $29 million in cleanup costs and natural resource damages to the site and surrounding area. The Company's share of the total settlement cost, which includes remedial action, insurance and other oversight costs, is approximately $12 million.
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
Severstal Pricing Arbitration. Severstal filed a demand for arbitration against Cliffs Sales Company, The Cleveland-Cliffs Iron Company and Cliffs Mining Company in May 2013 over the pricing calculation for pellets beginning in 2013. Severstal filed the arbitration claim pursuant to the dispute resolution provisions of the Amended and Restated Pellet Sale and Purchase Agreement, dated January 1, 2006, and as amended to date, referred to as the sales agreement. The parties amended the sales agreement in 2008 to revise the calculation of the base price for pellets, beginning in 2013, to include a pricing calculation utilizing current market price indices. Severstal has been paying “under protest” the invoices for the pellets pursuant to our calculation. We have countered the arbitral demand of Severstal by seeking a declaration that our calculation of the 2013 base price is the correct calculation under the sales agreement.
Worldlink Arbitration. Our wholly owned subsidiary, CQIM, along with the Bloom Lake General Partner Limited and Bloom Lake, instituted an arbitral claim against Bloom Lake’s former customer, Worldlink Resources Limited (“Worldlink”), in October 2011 for material and/or fundamental breaches of the parties’ 2007 offtake agreement for the purchase and sale of iron concentrate produced at the Bloom Lake mine. We filed the arbitration claim with the International Court of Arbitration of the International Chamber of Commerce pursuant to the dispute resolution provisions of the offtake agreement. Bloom Lake terminated the offtake agreement with Worldlink in August 2011 due to Worldlink’s failure to fulfill its obligations under the agreement and Worldlink’s demand to renegotiate the price of the iron ore concentrate in spite of being party to a long-term offtake agreement. Our damages for the breach of the offtake agreement are in excess of $75 million and Worldlink has counterclaimed for damages in excess of $100 million. We strongly disagree with Worldlink’s defenses and counterclaims and intend to vigorously pursue our claim. The main hearing is scheduled to take place in May 2014 and a decision is expected later in 2014.

Item 4.	Mine Safety Disclosures
We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our core values, and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills and attitudes. We believe that through these policies, we have developed an effective safety management system.
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
Common Share Price Performance and Dividends
The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE and the dividends declared per common share:

	2013			2012
	High	Low	Dividends	High	Low	Dividends
First Quarter	$40.40	$17.95	$0.15	$78.85	$59.40	$0.28
Second Quarter	23.75	15.50	0.15	71.60	44.40	0.625
Third Quarter	25.95	15.41	0.15	50.89	32.25	0.625
Fourth Quarter	28.98	19.88	0.15	46.50	28.05	0.625
Year	40.40	15.41	$0.60	78.85	28.05	$2.155
At February 10, 2014, we had 1,375 shareholders of record.
Shareholder Return Performance
The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs' common shares; (2) S&P 500 Stock Index; (3) S&P 500 Steel Group Index; and (4) S&P Midcap 400 Index. The values of each investment are based on price change plus reinvestment of all dividends reported to shareholders.

		2008	2009	2010	2011	2012	2013
Cliffs Natural Resources Inc.	Return %		81.92	70.69	-19.24	-34.74	-30.37
	Cum $	100.00	181.92	310.52	250.79	163.68	113.97
S&P 500 Index - Total Returns	Return %		26.47	15.07	2.11	16.00	32.39
	Cum $	100.00	126.47	145.53	148.60	172.38	228.21
S&P 500 Steel Index	Return %		28.88	33.86	-23.01	-11.84	13.86
	Cum $	100.00	128.88	172.52	132.83	117.10	133.33
S&P Midcap 400 Index	Return %		37.37	26.64	-1.74	17.86	33.50
	Cum $	100.00	137.37	173.96	170.93	201.46	268.95
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2013	107	$21.03	—	—
November 1 - 30, 2013	186	$25.01	—	—
December 1 - 31, 2013	1,430	$26.21	—	—
Total	1,723	$25.76	—	—

[1]	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

Item 6.	Selected Financial Data

Summary of Financial and Other Statistical Data
Cliffs Natural Resources Inc. and Subsidiaries
	2013 (f)	2012 (d)	2011 (c)	2010 (b)	2009
Financial data (in millions, except per share amounts) *
Revenue from product sales and services	$5,691.4	$5,872.7	$6,563.9	$4,483.8	$2,197.4
Cost of goods sold and operating expenses	(4,542.1)	(4,700.6)	(3,953.0)	(3,025.1)	(1,907.3)
Other operating expense	(478.3)	(1,480.9)	(314.1)	(225.9)	(70.9)
Operating income (loss)	671.0	(308.8)	2,296.8	1,232.8	219.2
Income (loss) from continuing operations	359.8	(1,162.5)	1,792.5	997.4	198.3
Income and gain on sale from discontinued operations, net of tax	2.0	35.9	20.1	22.5	6.8
Net income (loss)	361.8	(1,126.6)	1,812.6	1,019.9	205.1
Loss (income) attributable to noncontrolling interest	51.7	227.2	(193.5)	—	—
Net income (loss) attributable to Cliffs shareholders	413.5	(899.4)	1,619.1	1,019.9	205.1
Preferred stock dividends	(48.7)	—	—	—	—
Income (loss) attributable to Cliffs common shareholders	364.8	(899.4)	1,619.1	1,019.9	205.1
Earnings (loss) per common share attributable to
Cliffs shareholders - basic
Continuing operations	2.39	(6.57)	11.41	7.37	1.51
Discontinued operations	0.01	0.25	0.14	0.17	0.05
Earnings (loss) per common share attributable to Cliffs shareholders - basic	2.40	(6.32)	11.55	7.54	1.56
Earnings (loss) per common share attributable to
Cliffs shareholders - diluted
Continuing operations	2.36	(6.57)	11.34	7.32	1.58
Discontinued operations	0.01	0.25	0.14	0.17	0.05
Earnings (loss) per common share attributable to Cliffs shareholders - diluted	2.37	(6.32)	11.48	7.49	1.63
Total assets	13,121.9	13,574.9	14,541.7	7,778.2	4,639.3
Long-term debt obligations (including capital leases)	3,189.5	4,196.3	3,821.5	1,881.3	644.3
Net cash from operating activities	1,145.9	514.5	2,288.8	1,320.0	185.7
Distributions to preferred shareholders cash dividends (e)
- Per depositary share	1.66	—	—	—	—
- Total	48.7	—	—	—	—
Distributions to common shareholders cash dividends (a)
- Per share	0.60	2.16	0.84	0.51	0.26
- Total	91.9	307.2	118.9	68.9	31.9
Repurchases of common shares	—	—	289.8	—	—
Common shares outstanding - basic (millions)
- Average for year	151.7	142.4	140.2	135.3	125.0
- At year-end	153.1	142.5	142.0	135.5	131.0

Iron ore and coal production and sales statistics
(tons in millions - U.S. Iron Ore and North American Coal; metric tons in millions - Asia Pacific Iron Ore and Eastern Canadian Iron Ore)
Production tonnage - U.S. Iron Ore	27.2	29.5	31.0	28.1	16.9
- Eastern Canadian Iron Ore	8.7	8.5	6.9	3.9	2.7
- Asia Pacific Iron Ore	11.1	11.3	8.9	9.3	8.3
- North American Coal	7.2	6.4	5.0	3.2	1.7
Production tonnage - (Cliffs' share)
- U.S. Iron Ore	20.3	22.0	23.7	21.5	15.0
- Eastern Canadian Iron Ore	8.7	8.5	6.9	3.9	2.1
Sales tonnage - U.S. Iron Ore	21.3	21.6	24.2	23.0	13.7
- Eastern Canadian Iron Ore	8.6	8.9	7.4	3.3	2.7
- Asia Pacific Iron Ore	11.0	11.7	8.6	9.3	8.5
- North American Coal	7.3	6.5	4.2	3.3	1.9

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

(a) On May 12, 2009, our Board of Directors enacted a 55 percent reduction in our quarterly common share dividend to $0.04 from $0.0875 for the second and third quarters of 2009 in order to enhance financial flexibility. The $0.04 common share dividends were paid on June 1, 2009 and September 1, 2009 to shareholders of record as of May 22, 2009 and August 14, 2009, respectively. In the fourth quarter of 2009, the dividend was reinstated to its previous level. On May 11, 2010, our Board of Directors increased our quarterly common share dividend from $0.0875 to $0.14 per share. The increased cash dividend was paid on June 1, 2010, September 1, 2010 and December 1, 2010 to shareholders on record as of May 14, 2010, August 13, 2010 and November 19, 2010, respectively. In addition, the increased cash dividend was paid on March 1, 2011 and June 1, 2011 to shareholders on record as of February 15, 2011 and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011, December 1, 2011 and March 1, 2012 to our shareholders on record as of the close of business on August 15, 2011, November 18, 2011 and February 15, 2012, respectively. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our shareholders on record as of April 27, 2012, August 15, 2012 and November 23, 2012, respectively. On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013 to our common shareholders of record as the close of business on February 22, 2013, May 17, 2013, August 15, 2013 and November 22, 2013, respectively.

(b) On January 27, 2010, we acquired all of the remaining outstanding shares of Freewest, including its interest in the Ring of Fire properties in Northern Ontario Canada. On February 1, 2010, we acquired entities from our former partners that held their respective interests in Wabush, thereby increasing our ownership interest from 26.8 percent to 100 percent. On July 30, 2010, we acquired all of the coal operations of privately owned INR, and since that date, the operations acquired from INR have been conducted through our wholly owned subsidiary known as CLCC. Results for 2010 include Freewest's, Wabush's and CLCC's results since the respective acquisition dates. As a result of acquiring the remaining ownership interest in Freewest and Wabush, our 2010 results were impacted by realized gains of $38.6 million primarily related to the increase in fair value of our previous ownership interest in each investment held prior to the business acquisition.
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

(c) On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction including net debt. Results for 2011 include the results for Consolidated Thompson since the acquisition date.
In 2011, during our annual goodwill impairment test in the fourth quarter, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit, within the North American Coal operating segment, impacting Other operating expense.

(d) Upon performing our annual goodwill impairment test in the fourth quarter of 2012, goodwill impairment charges of $997.3 million and $2.7 million were recorded for our CQIM and Wabush reporting units, respectively, both within the Eastern Canadian Iron Ore operating segment. We also recorded an impairment charge of $49.9 million related to our Eastern Canadian Iron Ore operations to reduce those assets to their estimated fair value as of December 31, 2012 due to the idling of the pelletizing facility at Pointe Noire. All of these charges impacted Other operating expense.
As a result of the approval for the sale of our 30 percent interest in Amapá, an impairment charge of $365.4 million was recorded through Equity income (loss) from ventures for the year ended December 31, 2012.

(e) On March 20, 2013, our Board of Directors declared a cash dividend of $13.6111 per preferred share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our preferred shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, and September 9, 2013, our Board of Directors declared a quarterly cash dividend of $17.50 per preferred share, which is equivalent to approximately $0.44 per depositary share. The cash dividends were paid on August 1, 2013, and November 1, 2013 to our preferred shareholders of record as of the close of business on July 15, 2013, and October 15, 2013, respectively. On November 11, 2013, our Board of Directors declared a quarterly cash dividend of $17.50 per preferred share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million will be paid on February 3, 2014 to our preferred shareholders of record as of the close of business on January 15, 2014.

(f) Upon performing our annual goodwill impairment test in the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. We also recorded other long-lived asset impairment charges of $169.9 million, of which $154.6 million relates to our Wabush reporting unit within our Eastern Canadian Iron Ore operating segment to reduce those assets to their estimated fair value as of December 31, 2013. All of these charges impacted Other operating expense.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results.
Overview
Cliffs Natural Resources Inc. traces its corporate history back to 1847. Today, we are an international mining and natural resources company. A member of the S&P 500 Index, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Driven by the core values of safety, social, environmental and capital stewardship, our associates across the globe endeavor to provide all stakeholders with operating and financial transparency. We are organized through a global commercial group responsible for sales and delivery of our products and a global operations group responsible for the production of the minerals that we market. Our operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group.
In the U.S., we currently operate five iron ore mines in Michigan and Minnesota, four metallurgical coal operations located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. We also have other non-producing operations and investments around the world that provide us with optionality to diversify and expand our portfolio of assets in the future.
The key driver of our business is global demand for steelmaking raw materials in both emerging and developed economies, with China and the U.S. representing the two largest markets for our Company. In 2013, China produced approximately 779 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 87 million metric tons of crude steel, or about 5 percent of total crude steel production. These figures represent an approximate 8 percent increase and a 2 percent decrease, respectively, in crude steel production when compared to 2012.
Average global capacity utilization was about 78 percent in 2013, an approximate 2 percent increase from 2012; U.S. capacity utilization was approximately 77 percent in 2013, or about a 2 percent increase over the 2012 rate. These figures indicate that broader activity in the steel industry has increased year-over-year. Global crude steel production in 2013 grew about 4 percent compared to 2012, supported by generally improved macroeconomic fundamentals and continued, albeit tame, recovery in developed markets, including the U.S. and the Eurozone, as well as by the more rapid growth of emerging markets such as China. Broader growth in the U.S. was driven by increased personal consumption expenditures, private investment and exports, which were offset partly by decreased federal government spending and increased imports. Despite the U.S. experiencing a year-over-year decline in total crude steel production, both the automobile and oil and gas industries served as sources of healthy demand for steel in 2013. In China, investment in infrastructure remained the dominant driver of domestic steel demand and production, as its commodity-intensive growth continued.
The global price of iron ore is influenced significantly by Chinese demand and worldwide supply of iron ore. While the supply of iron ore continues to increase, the increase in 2013’s average spot market prices reflected slowing but continued economic growth expansion in China. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines price. The Platts 62 percent Fe fines spot price increased 10.0 percent to an average price of $135 per metric ton for the three months ended December 31, 2013 compared to the respective quarter of 2012. In comparison, the year-to-date Platts pricing has increased 3.9 percent to an average price of $135 per metric ton during the full-year ended December 31, 2013. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments because their contracts correlate heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted and/or deferred partially because the pricing in our long-term contracts is mostly structured to be based on 12-month averages, including some contracts with established annual price collars. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
The metallurgical coal market continues to be in an oversupplied position due to increased supply from Australian producers.  Additionally, low demand by European, Japanese and South American coking coal consumers has kept pricing low. Also, there has been recent closure of coke capacity in the U.S. impacting domestic markets.
Consistent with the above, the quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased to a full-year average of $159 per metric ton in 2013 from $210 per metric ton in 2012. The decline in market pricing has impacted negatively realized revenue rates for our North American Coal business segment.
In 2014, we expect economic growth in the U.S. to accelerate, in part due to continued improvement in building construction, motor vehicle production, the labor market and due to a further reduction in fiscal drag, ultimately supporting domestic steel production and thus the demand for steelmaking raw materials. We expect China’s economy will continue to expand rapidly, primarily driven by fixed asset investment while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. However, we do expect China’s GDP growth to slow from 2013 that, when coupled with increased supply, environmental concerns and credit-tightening, could result in a weaker pricing environment for steelmaking raw materials. Nevertheless, growth in both the U.S. and China should provide a continued source of demand for our products in 2014.
Our consolidated revenues for the years ended December 31, 2013 and 2012 were $5.7 billion and $5.9 billion, respectively, with net income from continuing operations per diluted share of $2.36 and net loss from continuing operations per diluted share of $6.57, respectively. Net income in 2013 was impacted negatively by $154.6 million of other long-lived asset impairment charges related to our Wabush operations within our Eastern Canadian Iron Ore operating segment, an $80.9 million goodwill impairment charge related to our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment and a $67.6 million asset impairment charge related to our investment in Amapá. This was offset by lower exploration spending in 2013, primarily related to the Chromite project. Earnings in 2012 were impacted adversely by impairment charges including impairment of goodwill and other long-lived assets of $1,049.9 million within our Eastern Canadian Iron Ore operating segment and a $365.4 million impairment charge related to our investment in Amapá. Additional items that adversely impacted earnings in 2012 included the establishment of valuation allowances against certain deferred tax assets and higher spending, which partially were offset by total increased iron ore and coal sales volumes at most of our operations around the world.
Strategy
Through a number of acquisitions executed over recent years, we have increased our portfolio of assets, enhancing our production profile and project pipeline. In recent years, we have shifted from a merger and acquisition-based strategy to one that primarily focuses on organic growth and productivity initiatives. We believe our ability to gain scale and diversify our geographic footprint will increase our profitability, mitigate risk, and ultimately enhance long-term shareholder value.
We believe our ability to execute our strategy is dependent on our financial position, balance sheet strength and financial flexibility to manage through the inevitable volatility in commodity prices. Throughout 2013, we took a number of deliberate steps to improve our financial position for the near and longer term. Looking ahead, we will continue to execute initiatives that improve our cost profile and increase long-term profitability. The cash generated from our operations in excess of that used for sustaining and license-to-operate capital spending and dividends will be evaluated and allocated towards initiatives that enhance shareholder value.

Recent Developments
Throughout 2013, there have been a number of changes to our Board of Directors and senior management team. Although three members of our Board of Directors departed, we welcomed four new directors in 2013. Consistent with our ongoing commitment to best practices in corporate governance, the Board separated the roles of chairman and chief executive officer and appointed an independent director as Chairman of the Board in July 2013. Our former Chairman, President and Chief Executive Officer, Joseph A. Carrabba, retired in November 2013, and the Board selected a new President and Chief Operating Officer, Gary B. Halverson. On February 13, 2014, the Board promoted Mr. Halverson to Chief Executive Officer. Prior to joining Cliffs, Mr. Halverson served as the interim chief operating officer for Barrick since September 2013 and also as its president – North America since December 2011. Previously, he served as Barrick’s president – Australia Pacific from December 2008 until December 2011 and as its director of operations – Australia Pacific from August 2006 to December 2008. James F. Kirsch assumed the role of Chairman of the Board in July 2013, and later was appointed, on an interim basis, as an executive officer with the title "Chairman", effective January 1, 2014. Also during the second half of 2013, three other executive officers left the Company. With the exception of the role filled by Mr. Halverson, these respective positions were assumed by current executive officers.
On November 20, 2013, we indefinitely suspended our Chromite Project in Northern Ontario. Given the uncertain timeline and risks associated with the development of necessary infrastructure to bring this project online, we do not expect to allocate any significant additional capital to the project. Earlier in 2013, we suspended the environmental assessment activities because of pending issues impeding the progress of the project. We will continue to work with the Government of Ontario, First Nation communities and other interested parties to explore potential solutions related to the critical infrastructure issues for the Ring of Fire properties.
On February 11, 2014, we announced that we are exploring various strategic alternatives for our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We will continue to evaluate and will idle temporarily the operations if the pricing and operating costs justify such an alternative action. As a result, the Phase II expansion project remains on hold. We additionally announced our plan to idle our Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014. The idle is being driven by the unsustainable high cost structure, which results in operations that are not economically viable to run over time.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. The Ferroalloys and Global Exploration Group operating segments do not meet the criteria for reportable segments.

Results of Operations – Consolidated
2013 Compared to 2012
The following is a summary of our consolidated results of operations for the years ended December 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$5,691.4	$5,872.7	$(181.3)
Cost of goods sold and operating expenses	(4,542.1)	(4,700.6)	158.5
Sales margin	$1,149.3	$1,172.1	$(22.8)
Sales margin %	20.2%	20.0%	0.2%
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2013 decreased $181.3 million, or 3.1 percent, from 2012.
The decrease in sales revenue during 2013 compared to 2012 primarily was attributable to lower worldwide iron ore sales volumes of 1.4 million metric tons, or $174.7 million, and lower realized revenue rates for coal products of 15.5 percent year-over-year, which has resulted in a decrease of $135.1 million. These decreases were offset partially by higher North American Coal sales volumes of 762 thousand tons, or $91.1 million.
Refer to “Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the years ended December 31, 2013 and 2012 were $4,542.1 million and $4,700.6 million, respectively, a decrease of $158.5 million, or 3.4 percent year-over-year.
Cost of goods sold and operating expenses for the year ended December 31, 2013 decreased primarily as a result of cost rate decreases of $143.7 million and a favorable foreign exchange rate impact of $70.9 million. Cost rate decreases of $122.1 million at our North American Coal operations were driven primarily by favorable fixed-cost leverage as a result of increased production period-over-period. These cost decreases were offset partially by additional costs of $72.5 million related to supply and product inventory write-downs predominately at our Wabush mine within our Eastern Canadian Iron Ore operations during the year ended December 31, 2013.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.

Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the years ended December 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(231.6)	$(282.5)	$50.9
Exploration costs	(59.0)	(142.8)	83.8
Impairment of goodwill and other long-lived assets	(250.8)	(1,049.9)	799.1
Miscellaneous - net	63.1	(5.7)	68.8
	$(478.3)	$(1,480.9)	$1,002.6
Selling, general and administrative expenses during the year ended December 31, 2013 decreased $50.9 million over 2012. The year ended December 31, 2013 was impacted positively by reductions in outside service spending, general travel and employee-related expenses and technology spending of $42.7 million, $20.5 million and $7.1 million, respectively. These decreases were offset partially by $16.4 million in severance costs related to the voluntary and involuntary terminations as a result of cost savings actions for the year ended December 31, 2013 compared to 2012.
Exploration costs decreased by $83.8 million during the year ended December 31, 2013 from 2012, primarily due to decreases in costs at our Ferroalloys and Global Exploration Group operating segments. Our Global Exploration Group had cost decreases of $48.6 million in 2013 over 2012, due to lower drilling and professional services spend for certain projects. Our Ferroalloys operating segment had cost decreases of $28.8 million in 2013 over 2012. During 2012, there were increased engineering and drilling costs for external resources utilized to support the Chromite Project feasibility study. In alignment with our capital allocation strategy, we anticipate significantly decreased levels of exploration spending in 2014.
During the fourth quarter of 2013, we continued to experience higher than expected production costs and operational inefficiencies at our Wabush operations within our Eastern Canadian Iron Ore operating segment that have resulted in continued declines in our profitability of that business, which represents an asset group for purposes of testing our long-lived assets for recoverability. Driven by the unsustainable high cost structure, which was not economically viable to continue running the operations, we announced on February 11, 2014, we will be idling the production of our Wabush mine by the end of the first quarter. Upon completion of an impairment analysis, it was determined the fair value was less than the carrying value of the asset group, which resulted in an impairment of other long-lived assets of $154.6 million at December 31, 2013.
Additionally during the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. The goodwill impairment charge was primarily a result of the decision to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online.
During the fourth quarter of 2012, upon performing our 2012 annual goodwill impairment assessments, a goodwill impairment charge of $997.3 million was recorded for our CQIM reporting unit within the Eastern Canadian Iron Ore operating segment. The impairment charge for our CQIM reporting unit was driven by the project’s lower than anticipated long-term profitability coupled with delays in achieving full operational capacity and higher capital and operating costs. Additionally, a goodwill impairment charge of $2.7 million was recorded for our Wabush reporting unit. This charge was primarily a result of downward adjustments to our long-term pricing estimates and higher operating costs due to lower production.
Miscellaneous – net was favorable by $68.8 million during the year ended December 31, 2013 from 2012. The year ended December 31, 2013 was impacted positively as a result of incremental gains of $67.3 million due to foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. Additionally, there was an increase of $31.6 million and $24.3 million, respectively, in net insurance recoveries related to North American Coal mines and various legal settlements period-over-period. These incremental increases were offset partially by the incurred casualty losses in 2013 of $19.1 million related to the Pointe Noire oil spill as well as minimum contractual rail shipment tonnage not being met due to the delay in the Bloom Lake II expansion, which resulted in incurred penalties of $37.3 million.
Failure to meet minimum monthly rail shipment requirements as a result of the continued delay in the Bloom Lake Phase II expansion is expected to result in penalties of approximately $16 million for each quarter until the Bloom Lake Phase II expansion is completed.
As of a result of our decision to idle the Wabush operations by the end of the first quarter, we estimate the impact of the idling to be approximately $100 million in 2014. These costs include idling costs, employment-related expenditures and contract costs.
Other Income (Expense)
The following is a summary of other income (expense) for the years ended December 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance Favorable/ (Unfavorable)
Changes in fair value of foreign currency contracts, net	$(3.5)	$(0.1)	$(3.4)
Interest expense, net	(179.1)	(195.6)	16.5
Other non-operating income (expense)	0.9	2.7	(1.8)
	$(181.7)	$(193.0)	$11.3
The decrease in interest expense in 2013 compared to 2012 was attributable primarily due to reduced interest expense of $35.7 million related to the repurchase of the $325.0 million private placement senior notes. This decrease was offset partially by additional interest expense of $20.3 million related to the $500 million 3.95 percent senior notes issued in December 2012. Refer to NOTE 10 - DEBT AND CREDIT FACILITIES for further information.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2013 and 2012:

	(In Millions)
	2013	2012	Variance
Income tax expense	$(55.1)	$(255.9)	$200.8
Effective tax rate	11.3%	(51.0)%	62.3%

A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate for the years ended December 31, 2013 and 2012 is as follows:

	(In Millions)
	2013		2012
Tax at U.S. statutory rate of 35 percent	$171.3	35.0%	$(175.6)	35.0%
Increases/(Decreases) due to:
Foreign exchange remeasurement	(2.6)	(0.5)	62.3	(12.4)
Non-taxable loss (income) related to noncontrolling interests	(1.5)	(0.3)	61.0	(12.0)
Impact of tax law change	—	—	(357.1)	71.2
Percentage depletion in excess of cost depletion	(97.6)	(19.9)	(109.1)	21.7
Impact of foreign operations	(10.2)	(2.1)	65.2	(13.0)
Income not subject to tax	(106.6)	(21.8)	(108.0)	21.5
Goodwill impairment	20.5	4.2	202.2	(40.3)
State taxes, net	5.6	1.1	7.3	(1.5)
Manufacturer's deduction	(7.9)	(1.6)	(4.7)	0.9
Valuation allowance	73.0	14.9	634.5	(126.5)
Tax uncertainties	19.6	5.3	(14.8)	2.9
Prior year adjustments made in current year	(11.4)	(3.6)	(5.7)	1.1
Other items - net	2.9	0.6	(1.6)	0.4
Income tax expense	$55.1	11.3%	$255.9	(51.0)%
In 2013, our income tax expense decreased by $200.8 million compared to 2012. The decrease in income tax expense year over year relates primarily to various items recorded in 2012 including the placement of a full valuation allowance on the asset related to the Alternative Minimum Tax credit, the effect of currency elections on remeasurement, and the goodwill impairment related to Bloom Lake. Additionally, we recorded approximately $11.4 million of tax benefit in 2013 related primarily to adjustments to prior-year current and deferred tax balances.
See NOTE 15 - INCOME TAXES for further information.
Equity Loss from Ventures
Equity loss from ventures for the year ended December 31, 2013 of $74.4 million compares to equity loss from ventures for the year ended December 31, 2012 of $404.8 million. The equity loss from ventures for the year ended December 31, 2013 primarily is comprised of the impairment charge of $67.6 million related to our 30 percent ownership interest in Amapá, the sale of which was approved by the Board of Directors in December 2012. The sale closed in the fourth quarter of 2013. The equity loss from ventures for 2012 was comprised primarily of an impairment charge of $365.4 million related to the sale of our ownership interest in Amapá. Additionally, our equity loss consisted of our share of operating losses of $4.9 million for the year ended December 31, 2013, compared with operating losses of $31.4 million for 2012. Amapá’s equity loss from operations in 2012 was attributable primarily to our share of a settlement charge taken in the third quarter of 2012 for the termination of a transportation agreement that resulted in a $10.2 million loss and a $5.5 million adjustment related to tax credits that we determined would not be realizable.

Income and Gain on Sale from Discontinued Operations, net of tax
Income and Gain on Sale from Discontinued Operations, net of tax was comprised primarily of the gain on the sale of Sonoma and the loss on the operations of the 45 percent economic interest in the Sonoma joint venture coal mine for the year ended December 31, 2012. The sale of Sonoma resulted in a net gain of $38.0 million that was recorded upon the completion of the sale on November 12, 2012. The Sonoma joint venture operations resulted in a net loss of $2.1 million for the year ended December 31, 2012. Income from discontinued operations, net of tax in the current period relates to additional income tax benefit resulting from the actual tax gain from the sale of Sonoma included on the 2012 tax return, which was filed during the three months ended September 30, 2013.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $66.5 million and $252.0 million for the years ended December 31, 2013 and 2012, respectively. The net loss in 2012 was driven by an impairment of goodwill of $997.3 million, of which $249.3 million was allocated to the noncontrolling interest.
The net income attributable to the noncontrolling interest related to the Empire mining venture was $20.7 million and $25.9 million for the years ended December 31, 2013 and 2012, respectively.
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
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2012 decreased $691.2 million, or 10.5 percent, from 2011. The decrease in sales revenue resulted primarily from lower market pricing for our products and the recording of negotiated favorable settlements with certain customers in 2011 that did not recur in 2012. The decrease in revenue was offset partially by higher sales volumes for the majority of our operating segments.
World benchmark pricing heavily influences our revenues each year. The Platts 62 percent Fe fines spot price for iron ore decreased 23.1 percent to an average price of $130 in 2012, which resulted in a decrease of $1,250.7 million of consolidated iron ore revenue in 2012 compared to the prior year. Our realized sales price for our U.S. Iron Ore operations was 15.7 percent lower per ton in 2012 compared to 2011, or a 10.7 percent decrease per ton excluding the impact of 2011 arbitration settlements. The realized sales price for our Eastern Canadian Iron Ore operations was on average 29.0 percent lower per metric ton, compared to the prior year. Our realized sales price for our Asia Pacific Iron Ore operating segment was on average 32.6 percent and 27.8 percent lower for lump and fines, respectively, over the prior year.
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
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the year ended December 31, 2012 was $4,700.6 million, an increase of $747.6 million, or 18.9 percent, from 2011. Higher costs as a result of increased sales volumes resulted in increases of $239.3 million and $270.2 million at our Asia Pacific Iron Ore and North American Coal segments, respectively. The increase in the sales volumes at our Eastern Canadian Iron Ore operations as a result of the acquisition of Consolidated Thompson in May 2011 resulted in $168.6 million of additional incremental costs in 2012.
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
Selling, general and administrative expenses during the year ended December 31, 2012 increased $34.2 million, from 2011. The increase was due primarily to $12.7 million of additional cost associated with legal matters, $11.4 million of higher outside consulting and advisory services costs and $7.9 million of higher information technology and office-related costs.
Exploration costs increased by $62.3 million during the year ended December 31, 2012 from 2011, primarily due to increases in costs at our Global Exploration Group and our Ferroalloys operating segment. Our Global Exploration Group had cost increases of $18.0 million in 2012 over 2011, due to higher spending levels for certain projects that advanced in the stage of exploration activity. The spending for 2012 was comprised mainly of drilling and professional services expenditures. The increase of $33.7 million in 2012 at our Ferroalloys operating segment was comprised primarily of higher environmental and engineering costs and other feasibility study costs related to the Chromite Project as we advanced the project from the prefeasibility stage of development in 2011 to feasibility in 2012.

During the fourth quarter of 2012, we performed our annual goodwill impairment assessments, and a goodwill impairment charge of $997.3 million was recorded for our CQIM reporting unit within the Eastern Canadian Iron Ore operating segment. The impairment charge for our CQIM reporting unit was driven by the project’s lower than anticipated long-term profitability coupled with delays in achieving full operational capacity and higher capital and operating costs. Additionally, a goodwill impairment charge of $2.7 million was recorded for our Wabush reporting unit. This charge was primarily a result of downward adjustments to our long-term pricing estimates and higher operating costs due to lower production. In comparison, during 2011, upon performing our annual goodwill impairment test, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit within the North American Coal operating segment. The impairment charge for the CLCC reporting unit was driven by our overall outlook on coal pricing in light of economic conditions, increases in our anticipated costs to bring the Lower War Eagle mine into production and increases in our anticipated sustaining capital cost for the lives of the CLCC mines that currently are operating.
During 2011, we incurred acquisition costs related to our acquisition of Consolidated Thompson of $25.4 million, which were comprised primarily of investment banker fees and legal fees incurred throughout the negotiation and completion of the acquisition.
Miscellaneous – net decreased by $73.6 million during the year ended December 31, 2012 from 2011. A decrease of $23.2 million was due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. Various other contractual issues in our Eastern Canadian Iron Ore operating segment resulted in approximately $29.0 million of additional expense in 2012. Additionally, driven by the disposal of assets, we also recognized lower year-over-year gains of $17.9 million.
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
The decrease in interest expense in 2012 compared to 2011 was attributable mainly to $38.3 million related to the termination of the bridge credit facility during the year ended December 31, 2011. The decrease was offset partially by make-whole payments during 2012 when we repurchased $15.1 million five-year and seven-year private placement notes and a full year of interest expense on our $1.0 billion public offering of senior notes completed in two tranches in March and April 2011, resulting in an incremental increase of $12.5 million. Additionally, we capitalized interest of $15.4 million during the year ended December 31, 2012 compared to $1.7 million in 2011. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.

Income Taxes
Our tax rate was affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also was affected by discrete items that may occur in any given year, but were not consistent from year to year. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2012 and 2011:

	(In Millions)
	2012	2011	Variance
Income tax expense	$(255.9)	$(407.7)	$151.8
Effective tax rate	(51.0)%	18.6%	(69.6)%

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2012		2011
Tax at U.S. statutory rate of 35 percent	$(175.6)	35.0%	$766.7	35.0%
Increases/(Decreases) due to:
Foreign exchange remeasurement	62.3	(12.4)	(62.6)	(2.9)
Non-taxable loss (income) related to noncontrolling interests	61.0	(12.0)	(63.6)	(2.9)
Impact of tax law change	(357.1)	71.2	—	—
Percentage depletion in excess of cost depletion	(109.1)	21.7	(153.4)	(7.0)
Impact of foreign operations	65.2	(13.0)	(44.0)	(2.0)
Income not subject to tax	(108.0)	21.5	(67.5)	(3.1)
Goodwill impairment	202.2	(40.3)	—	—
Non-taxable hedging income	—	—	(32.4)	(1.5)
State taxes, net	7.3	(1.5)	7.5	0.3
Manufacturer's deduction	(4.7)	0.9	(11.9)	(0.5)
Valuation allowance	634.5	(126.5)	49.5	2.3
Tax uncertainties	(14.8)	2.9	17.7	0.8
Other items - net	(7.3)	1.5	1.7	0.1
Income tax expense	$255.9	(51.0)%	$407.7	18.6%
In 2012, our income tax expense decreased by $151.8 million compared to 2011. The reduction in income tax was due primarily to a significant decrease in our global pre-tax book income combined with the impact of consistent permanent book tax differences, such as percentage depletion, on decreased global pre-tax book income as compared to the prior year. This reduction was offset, however, by other significant items that occurred throughout the year. We concluded that it was not more likely than not that the deferred tax asset related to the Alternative Minimum Tax Credit would be utilized and a full valuation allowance in the amount of $226.4 million was recorded in the fourth quarter. Annually in the fourth quarter, we evaluate our long range income forecasts; as this long range forecast was a critical data point, the Company updated its evaluation of its Alternative Minimum Tax Credit carryforward, concluding a full valuation allowance was required to state the credit at its net realizable value.
Additionally, currency elections made during 2012 impacted the remeasurement of deferred tax assets and liabilities resulting in a net tax expense of $60.5 million. Finally, the book goodwill impairment related to the Bloom Lake reporting unit in the amount of $997.3 million was non-deductible for tax purposes and as a result no tax benefit was recorded for this charge.

The MRRT legislation was passed by the Australian Senate on March 19, 2012 and received Royal Assent on March 29, 2012, thereby enacting the law. The MRRT commenced on July 1, 2012 and broadly aims to tax existing and future iron ore and coal projects at an effective tax rate of 22.5 percent. As a result of the legislation, based on valuations and modeling carried out on our Australian projects, the starting base deferred tax asset was determined to be $357.1 million. We determined that this deferred tax asset was not realizable based upon updated long-range income forecasts and, as a result, a full valuation allowance was established. The net impact of MRRT to the results of operations for the full year 2012 was nominal. Additionally, based on current estimations of the MRRT, we expect that this tax will have no effect on our income tax expense for the life of our current Australian mining operations.
See NOTE 15 - INCOME TAXES for further information.
Equity Income (Loss) from Ventures
Equity loss from ventures for the year ended December 31, 2012 of $404.8 million compares to equity income from ventures for the year ended December 31, 2011 of $9.7 million. The equity loss from ventures for 2012 was comprised primarily of an impairment charge of $365.4 million related to our 30 percent ownership interest in Amapá, the sale of which the Board approved in December 2012. The sale closed during the fourth quarter of 2013. Additionally, our equity loss consisted of our share of operating losses of $31.4 million for the year ended December 31, 2012, compared with operating income of $32.4 million for the same period in 2011. Amapá’s equity loss from operations in 2012 was attributable primarily to our share of a settlement charge taken in the third quarter of 2012 for the termination of a transportation agreement that resulted in a $10.2 million loss and a $5.5 million adjustment related to tax credits that we determined would not be realizable. Additionally, although sales volumes exceeded the prior year, sales margin was lower primarily as a result of decreases in market pricing and sales mix. The equity income from Amapá for the year ended December 31, 2011 was offset partially by the impairment of $19.1 million recorded on our investment in AusQuest Limited in which, at December 31, 2011, we had a 30 percent ownership interest.
Income and Gain on Sale from Discontinued Operations, net of tax
Income and Gain on Sale from Discontinued Operations, net of tax was comprised of the gain on the sale of Sonoma, the loss on the operations of the 45 percent economic interest in Sonoma through the sale on November 12, 2012, and the loss on the operations at the renewaFUEL biomass production facility. The sale of Sonoma resulted in a net gain of $38.0 million that was recorded upon the completion of the sale on November 12, 2012. The Sonoma joint venture operations resulted in a net loss of $2.1 million and net income of $38.6 million for the years ended December 31, 2012 and 2011, respectively. The change in operations year-over-year mainly was attributed to unfavorable sales price and mix.
The renewaFUEL operations resulted in a loss of $0.1 million for the year ended December 31, 2012, compared to a loss of $18.5 million, net of $9.2 million in tax benefits for the year ended December 31, 2011, which included a $16.0 million impairment charge, taken to write down the renewaFUEL assets to fair value.
Noncontrolling Interest
Noncontrolling interest primarily was comprised of our consolidated, but less-than-wholly owned subsidiaries at Bloom Lake and the Empire mining operations. Bloom Lake experienced a net loss of $1,147.9 million, of which $252.0 million was attributable to the noncontrolling interest in 2012 compared to net income during 2011 of $186.8 million, of which $56.9 million was attributable to the noncontrolling interest. This net loss in 2012 was driven by an impairment of goodwill of $997.3 million, of which $249.3 million was allocated to the noncontrolling interest. This did not impact earnings comparably in 2011.
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
2013 Compared to 2012
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the years ended December 31, 2013 and 2012:

	(In Millions)
			Changes due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2013	2012
Revenues from product sales and services	$2,667.9	$2,723.3	$(24.5)	$(39.6)	$—	$8.7	$(55.4)
Cost of goods sold and operating expenses	(1,766.0)	(1,747.1)	11.7	10.4	(32.3)	(8.7)	(18.9)
Sales margin	$901.9	$976.2	$(12.8)	$(29.2)	$(32.3)	$—	$(74.3)

	Year Ended December 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$113.08	$114.29	$(1.21)	(1.1)%
Cost of goods sold and operating expense rate[1] (excluding DDA)	65.08	64.50	0.58	0.9%
Depreciation, depletion & amortization	5.65	4.66	0.99	21.2%
Total cost of goods sold and operating expense rate	70.73	69.16	1.57	2.3%
Sales margin	$42.35	$45.13	$(2.78)	(6.2)%

Sales tons[2] (In thousands)	21,299	21,633
Production tons[2] (In thousands)
Total	27,234	29,526
Cliffs’ share of total	20,271	21,992
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $901.9 million for the year ended December 31, 2013, compared with the sales margin of $976.2 million for the year ended December 31, 2012. The decline compared to the prior year is attributable to a decrease in revenue of $55.4 million as well as an increase in cost of goods sold and operating expenses of $18.9 million. Sales margin per ton decreased 6.2 percent to $42.35 during the year ended December 31, 2013 compared to 2012.
Revenue decreased by $64.1 million, excluding the increase of $8.7 million of freight and reimbursements, from the prior year, predominantly due to:
•Lower sales volumes of 334 thousand tons or $39.6 million:

◦
Primarily driven by the expiration of one contract with a continuing customer, a lower full-year nomination by a customer, reduced tonnage with a customer due to their force majeure and the bankruptcy of one customer in 2012; and

◦
Partially offset by the placement of an additional 1.2 million export tons primarily due to pellet contracts transferred from Wabush as well as trial and spot cargoes in Europe during 2013 when compared to the prior year. We additionally benefited from additional customer demand, specifically additional spot contracts with a major customer in the Great Lakes region.

•
A decline in the average revenue rate, which resulted in a decrease of $24.5 million also was a contributing factor to the decrease in year-over-year revenues. The average year-to-date realized product revenue rate declined by $1.21 per ton or 1.1 percent to $113.08 per ton in 2013. This decline is a result of:

◦
Unfavorable customer mix impacted the realized revenue rates by $3 per ton primarily due to higher sales tonnage to overseas customers, which have lower realized revenue rates driven by additional transportation costs to move inventory from the U.S. Iron Ore mine locations to the international port locations in Quebec, which reduces our realized revenue rate per ton;

◦	Realized revenue rates were impacted negatively by $1 per ton as a result of discounts given during 2013 as a part of recently extended contracts; and

◦	Partially offset by one customer contract that increased the average rate by $3 per ton due to the reset of their contract base rate.
Cost of goods sold and operating expenses in 2013 increased $10.2 million, excluding the increase of $8.7 million of freight and reimbursements compared to the prior year, predominantly as a result of:

•	Higher idle costs of $32.3 million due to the previously announced temporary idling of production at the Empire mine and the idle of two of the four production lines at our Northshore mine, offset by;

•	Lower sales volumes decreased costs by $10.4 million compared to the comparable prior-year period;

•	Lower costs of $12.0 million attributable to timing of tolling cost distribution to Empire mine partner ArcelorMittal when compared to the prior year; and

•
Lower costs of $11.6 million due to a reduction in electrical energy rates at Empire and Tilden mines as a result of switching energy suppliers, reduced contractor spend of $29.4 million and optimized maintenance spend of $21.1 million and partially offset by increased costs of $16.6 million due to higher rates for natural gas and supplies as well as increased costs of $17.5 million related to deeper pit hauls as compared to 2012.

    Production
Cliffs' share of production in our U.S. Iron Ore segment decreased by 7.8 percent during the year ended December 31, 2013 when compared to 2012. As previously announced, beginning on January 5, 2013, we idled two of the four furnaces at the Northshore mine, resulting in decreased production of 1.4 million tons when compared to the year ended December 31, 2012. During the first quarter of 2014, we plan to restart the two idled furnaces, which we expect will increase production by 1.3 million tons in 2014.

Eastern Canadian Iron Ore
The following is a summary of Eastern Canadian Iron Ore results for the years ended December 31, 2013 and 2012:

	(In Millions)
			Change due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/ Production volume variance	Inventory write-down	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$978.7	$1,008.9	$27.7	$(57.9)	$—	$—	$—	$(30.2)
Cost of goods sold and operating expenses	(1,082.0)	(1,130.3)	32.1	53.4	26.3	(72.5)	9.0	48.3
Sales margin	$(103.3)	$(121.4)	$59.8	$(4.5)	$26.3	$(72.5)	$9.0	$18.1

	Year Ended December 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$114.45	$112.93	$1.52	1.3%
Cost of goods sold and operating expense rate (excluding DDA)	105.66	108.59	(2.93)	(2.7)%
Depreciation, depletion & amortization	20.87	17.93	2.94	16.4%
Total cost of goods sold and operating expense rate	126.53	126.52	0.01	—%
Sales margin	$(12.08)	$(13.59)	$1.51	n/m

Sales tons[1] (In thousands)	8,551	8,934
Production tons[1] (In thousands)	8,655	8,515
[1] Tons are metric tons (2,205 pounds).
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $103.3 million for the year ended December 31, 2013, compared with a sales margin loss of $121.4 million for the year ended December 31, 2012. Sales margin per metric ton improved to a loss of $12.08 per metric ton for the year ended December 31, 2013 compared to a sales margin loss of $13.59 per metric ton for 2012.
Revenue decreased by $30.2 million for the year ended December 31, 2013 when compared to prior year, primarily due to:

•
Lower sales volumes of 383 thousand metric tons. The reduction in tons sold resulted in a decrease to revenue of $57.9 million, which is related primarily to the transition and idling of pellet production at the Wabush Scully mine as pellet sales decreased by 1.7 million metric tons period-over-period, offset partially by the sale of 1.4 million more metric tons of Wabush Scully mine sinter feed in 2013 compared with 2012; and

•
Partially offset by the increase to the average revenue rate, which resulted in an increase of $27.7 million, driven by changes in spot market pricing offset by lower pellet premiums due to a shift in product mix, primarily as a result of:

◦	An increase to the Platts 62 percent Fe spot rate to an average of $135 per metric ton from $130 per metric ton in the prior year resulted in an increase of $5 per metric ton.

◦
An increase due to favorable provisional pricing adjustments related to prior-year sales and higher premiums for iron content in comparison to the prior year, increasing the average revenue rate by $2 per metric ton and $1 per metric ton, respectively;

◦
Offset by a change in product mix as our Eastern Canadian Iron Ore segment ceased pellet production at our Wabush facility in June 2013 and is only producing sinter feed. Pellet sales will continue to decrease as a percentage of the product mix in the future. During 2013, 17 percent of products sold were pellets, compared to 36 percent in the prior year, which resulted in the realized revenue rate decreasing by $4 per metric ton due to lower average pellet premiums; and

◦
Further offset by timing impacts of a negative $2 per metric ton period over period, primarily due to approximately 300 thousand metric tons of carryover pellets that were in sold in 2012 and based on 2011 contract pricing, which was substantially higher due to 2011 full-year market pricing.

Cost of goods sold and operating expenses during the year ended December 31, 2013 decreased from 2012 by $48.3 million primarily due to:

•	Lower sales volumes at the Wabush and Bloom Lake facilities resulting in decreased costs of $50.3 million and $3.1 million, respectively, compared to the prior year;

•	Incremental idle production costs at our Wabush operations of $26.3 million in 2012 that did not recur;

•	Favorable foreign exchange rate variances of $9.0 million; and

•
Partially offset by inventory write-downs primarily at our Wabush mine of $68.0 million related to a supplies inventory write-down of $29.7 million, lower-of-cost-or-market charges of $19.8 million and unsaleable inventory impairment charges of $18.5 million recorded during 2013.

Production
The Bloom Lake facility produced 5.9 million and 5.4 million metric tons of iron ore concentrate during the years ended December 31, 2013 and 2012, respectively. During the first quarter of 2014, we announced that we are exploring various strategic alternatives for our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We will continue to evaluate and will idle temporarily the operations if the pricing and operating costs justify such an alternative action. As a result, the Phase II expansion project remains on hold.
Production at the Wabush facility was 2.8 million and 3.1 million metric tons during the years ended December 31, 2013 and 2012, respectively. Due to high production costs and lower pellet premium pricing, we idled production at our Pointe Noire iron ore pellet plant and transitioned to producing an iron ore concentrate product from our Wabush Scully mine during June 2013. During the first quarter of 2014, we announced our plan to idle our Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014. The idle is being driven by the unsustainable high cost structure, which results in operations that are not economically viable to run over time.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2013 and 2012:

	(In Millions)
			Change due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Completion of Cockatoo Mining Stage 3	Exchange rate	Total change
	2013	2012
Revenues from product sales and services	$1,224.3	$1,259.3	$39.5	$(0.2)	$(77.0)	$2.7	$(35.0)
Cost of goods sold and operating expenses	(857.2)	(948.3)	(22.2)	0.2	51.2	61.9	91.1
Sales margin	$367.1	$311.0	$17.3	$—	$(25.8)	$64.6	$56.1

	Year Ended December 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate	$110.87	$107.81	$3.06	2.8%
Cost of goods sold and operating expense rate (excluding DDA)	63.71	68.18	(4.47)	(6.6)%
Depreciation, depletion & amortization	13.92	13.00	0.92	7.1%
Total cost of goods sold and operating expense rate	77.63	81.18	(3.55)	(4.4)%
Sales margin	$33.24	$26.63	$6.61	24.8%

Sales tons[1] (In thousands)	11,043	11,681
Production tons[1] (In thousands)	11,109	11,260
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales are reflected at our 50 percent share during the first half of 2012.
Sales margin for our Asia Pacific Iron Ore segment increased to $367.1 million during the year ended December 31, 2013 compared with $311.0 million for the same period in 2012. Sales margin per metric ton increased 24.8 percent to $33.24 per metric ton in 2013 compared to 2012.
    Revenue decreased by $35.0 million during the year ended December 31, 2013 over the prior year primarily as a result of:

•
The completion of the mining of Stage 3 at Cockatoo and the sale of our interest at the end of the third quarter of 2012, resulting in a revenue decrease of $77.0 million or 636 thousand metric tons compared to the prior year; and

•
These decreases were offset partially by an increase in our realized product revenue rate for the year ended December 31, 2013 that resulted in an increase of $39.5 million or 2.8 percent on a per-ton basis. This increase is driven mainly by:

◦
The Platts 62 percent Fe index increased to an average of $135 per metric ton from $130 per metric ton during the prior year, which positively impacted the revenue rate resulting in an increase of $56.6 million or $5 per metric ton to our realized revenue rate;

◦	The low-grade iron ore sales campaign in 2012 that did not recur in 2013, which positively impacted the revenue rate variance resulting in an increase of $40.6 million or $4 per metric ton; and

◦	Offset by a reduction to our realized revenue rate due to:

▪	Unfavorable change in foreign exchange contract hedging impacts of $26.7 million or $2 per metric ton period over period; and

▪	Lower iron ore content on standard product in 2013 resulting in a reduction of realized product revenue rate of $22.7 million or $2 per metric ton.
Cost of goods sold and operating expenses in the year ended December 31, 2013 decreased $91.1 million compared to 2012 primarily as a result of:

•
The completion of the mining of Stage 3 at Cockatoo and the sale of our interest at the end of the third quarter of 2012, resulting in a decrease in costs of $51.2 million in 2013 compared to the prior year;

•	Favorable foreign exchange rate variances of $61.9 million or $6 per metric ton; and

•
Partially offset by higher logistics costs of $29.6 million mainly attributable to higher railed tons and higher ship-loading handling charges in 2013 slightly mitigated by lower mining and crushing costs of $6.6 million due to improved efficiencies.

Production
Production at our Asia Pacific Iron Ore segment decreased 151 thousand metric tons or 1.3 percent during the year ended December 31, 2013 when compared to 2012. We completed the mining of Stage 3 at Cockatoo and sold our interest during the third quarter of 2012, resulting in a decrease of 590 thousand metric tons in total production during the year 2013 compared to 2012. The decrease was offset partially by the increased production of 439 thousand metric tons at Koolyanobbing in 2013 resulting from the completion of the Koolyanobbing expansion project during mid-2012, which provided additional ore processing and rail and port capabilities that drove performance increases at this mine.

North American Coal
The following is a summary of North American Coal results for the years ended December 31, 2013 and 2012:

	(In Millions)
			Change due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Freight and reimbursement	Total change
	2013	2012
Revenues from product sales and services	$821.9	$881.1	$(135.1)	$91.1	$(15.2)	$(59.2)
Cost of goods sold and operating expenses	(836.4)	(882.9)	122.1	(90.8)	15.2	46.5
Sales margin	$(14.5)	$(1.8)	$(13.0)	$0.3	$—	$(12.7)

	Year Ended December 31,
Per Ton Information	2013	2012	Difference	Percent change
Realized product revenue rate[1]	$101.20	$119.79	$(18.59)	(15.5)%
Cost of goods sold and operating expense rate[1] (excluding DDA)	85.47	104.99	(19.52)	(18.6)%
Depreciation, depletion & amortization	17.72	15.08	2.64	17.5%
Total cost of goods sold and operating expense rate	103.19	120.07	(16.88)	(14.1)%
Sales margin	$(1.99)	$(0.28)	$(1.71)	n/m

Sales tons[2] (In thousands)	7,274	6,512
Production tons[2] (In thousands)	7,221	6,394
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for the North American Coal segment decreased to a loss of $14.5 million during the year ended December 31, 2013, compared to a sales margin loss of $1.8 million during the year ended December 31, 2012. Sales margin per ton decreased to a loss of $1.99 per ton in 2013 compared to a sales margin loss of $0.28 per ton in the prior year.
Revenues from product sales and services were $821.9 million, which is a decrease of $44.0 million over the prior-year period, excluding the decrease of $15.2 million of freight and reimbursements, predominantly due to:

•	A decrease in our realized product revenue rate of $135.1 million or 15.5 percent on a per-ton basis for the year ended December 31, 2013. This decline is a result of:

◦
The downward trend in market pricing period over period, including a 24 percent decrease in the quarterly benchmark price, partially mitigated by annually priced contracts, carryover contracts and product mix from our high-volatile metallurgical coal; and

◦
Slightly offset by a shift in product sales mix. The sales mix for low-volatile metallurgical, high-volatile metallurgical and thermal coal was 69.6 percent, 21.6 percent and 8.8 percent, respectively, in 2013 compared to 68.1 percent, 19.9 percent and 12.0 percent, respectively, for 2012. The total mix impact was favorable by $1 per ton based on the higher price of low-volatile coal and lower rates for thermal coal.

•
Partially offset by a sales volume increase of 762 thousand tons or 11.7 percent during the year ended December 31, 2013 in comparison to the prior year resulted in an increase in revenue of $91.1 million, primarily due to:

◦
Increases in low-volatile and high-volatile metallurgical coal sales of 907 thousand tons in 2013 due to increased production volumes when compared to the prior year and the force majeure related to the April 2011 tornado that extended into April 2012; and

◦	Partially offset by a reduction in thermal coal sales of 145 thousand tons due to reduced market demand.
Cost of goods sold and operating expenses in 2013 decreased $31.3 million, excluding the decrease of $15.2 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•
Decreased costs related to labor of approximately $40.0 million and maintenance and external services of approximately $75.0 million at our mines with full operating production in 2012 and 2013 due to reduced headcount, cost savings measures and more effective operating efficiency;

•
Favorable variance in the lower-of-cost-or-market inventory charge of $13.3 million in comparison to the prior-year period as the lower-of-cost-or-market inventory charges at December 31, 2013 and 2012 were $11.1 million and $24.4 million, respectively; and

•	Partially offset by higher sales volume attributable to additional low-volatile and high-volatile metallurgical coal sales, as discussed above, resulted in an additional $90.8 million of costs; and

•
The accelerated closure of the Dingess-Chilton mine during the first quarter of 2013 and Lower War Eagle mine moving into the production stage of mining in November 2012 resulted in the recording of $18.0 million or $2 per ton of additional depreciation and depletion during 2013.

Production
Production of low- and high-volatile metallurgical coal increased 18.2 percent in 2013 compared to 2012. Low-volatile production increased 803 thousand tons over the prior year due to improved operating efficiency. High-volatile metallurgical coal production levels in 2013 increased 212 thousand tons or 16.3 percent as a result of the Lower War Eagle mine moving into production during the fourth quarter of 2012, offset partially by the closure of Dingess-Chilton during the first quarter of 2013. Beginning in the second quarter of 2012 and continuing through 2013, we experienced a decline in demand for thermal coal. Accordingly, over this time period, we reduced production at our thermal mine to one shift to align production with customer demands. This resulted in reduced production of 188 thousand tons in 2013 compared to 2012. Due to increased thermal coal demand in 2014, we will increase production at our thermal coal mine to two shifts beginning in the first quarter of 2014 to align production with 2014 customer demand.

2012 Compared to 2011
U.S. Iron Ore
Following is a summary of U.S. Iron Ore results for the years ended December 31,
2012 and 2011:

	(In Millions)
			Change due to
	Year Ended December 31,		ArcelorMittal Settlement	Sales Price and Rate	Sales Volume	Idle cost/Production volume variance	Freight and reimburse-ment	Total change
	2012	2011
Revenues from product sales and services	$2,723.3	$3,509.9	$(159.2)	$(299.3)	$(354.7)	$—	$26.6	$(786.6)
Cost of goods sold and operating expenses	(1,747.1)	(1,830.6)	—	(41.6)	175.1	(23.4)	(26.6)	83.5
Sales margin	$976.2	$1,679.3	$(159.2)	$(340.9)	$(179.6)	$(23.4)	$—	$(703.1)

	Year Ended December 31,
Per Ton Information	2012	2011	Difference	Percent change
Realized product revenue rate[1]	$114.29	$135.53	$(21.24)	(15.7)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	64.50	62.70	1.80	2.9%
Depreciation, depletion & amortization	4.66	3.56	1.10	30.9%
Total cost of goods sold and operating expenses rate	69.16	66.26	2.90	4.4%
Sales margin	$45.13	$69.27	$(24.14)	(34.8)%

Sales tons [2]	21,633	24,243
Production tons [2]:
Total	29,527	30,966
Cliffs’ share of total	21,992	23,681
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $976.2 million for the year ended December 31, 2012, compared with a sales margin of $1,679.3 million for the year ended December 31, 2011. The decline compared to the prior year was attributable to a decrease in revenue of $786.6 million, offset by a slight decrease in cost of goods sold and operating expenses of $83.5 million. A decrease in revenue of $299.3 million for the year ended December 31, 2012 was a result of a decreased sales price due to changes in the market, as previously discussed, compared to the prior year. The decrease in revenue also was impacted by the ArcelorMittal USA price re-opener settlement, which caused revenue to increase $159.2 million in 2011. Additionally, the Algoma 2010 nomination sales price “true-up” arbitration agreement resulted in an additional $23.4 million of revenue in 2011. Our realized sales price during the year ended December 31, 2012 was an average decrease per ton of 15.7 percent over 2011, or an average decrease per ton of 10.7 percent, excluding the impact of the arbitration settlements.
Sales volumes decreased by $354.7 million in 2012 over 2011 primarily due to lower year-over-year domestic demand, the majority of the decline resulting from specific customer financial difficulties. We had not delivered this tonnage in the export market, due to reductions in market pricing.

Cost of goods sold and operating expenses in 2012 decreased $110.1 million, excluding the increase of $26.6 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Lower sales volumes that resulted in decreased costs of $175.1 million compared to the prior year; and

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

Eastern Canadian Iron Ore
Following is a summary of Eastern Canadian Iron Ore results for the years ended December 31,
2012 and 2011:

	(In Millions)
			Change due to
	Year Ended December 31,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Exchange Rate	Total change
	2012	2011 [1]
Revenues from product sales and services	$1,008.9	$1,178.1	$(387.4)	$218.2	$—	$—	$(169.2)
Cost of goods sold and operating expenses	(1,130.3)	(887.2)	(130.8)	(136.5)	13.8	10.4	(243.1)
Sales margin	$(121.4)	$290.9	$(518.2)	$81.7	$13.8	$10.4	$(412.3)

	Year Ended December 31,
Per Ton Information	2012	2011	Difference	Percent change
Realized product revenue rate	$112.93	$159.12	$(46.19)	(29.0)%
Cost of goods sold and operating expenses rate (excluding DDA)	108.59	94.92	13.67	14.4%
Inventory step-up	—	8.08	(8.08)	n/m
Depreciation, depletion & amortization	17.93	16.83	1.10	6.5%
Total cost of goods sold and operating expenses rate	126.52	119.83	6.69	5.6%
Sales margin	$(13.59)	$39.29	$(52.88)	(134.6)%

Sales metric tons [2]	8,934	7,404
Production metric tons [2]	8,515	6,909
[1] Consolidated Thompson was acquired on May 12, 2011.
[2] Metric tons (2,205 pounds).
We reported sales margin loss for Eastern Canadian Iron Ore of $121.4 million for the year ended December 31, 2012, compared with a sales margin of $290.9 million for the year ended December 31, 2011. The reduction, compared with the prior year, was attributable to lower realized sales price while experiencing increased costs. Eastern Canadian Iron Ore sold 8.9 million metric tons during the year ended December 31, 2012 compared with 7.4 million metric tons in 2011. This increase in sales volume was attributable directly to 1.8 million metric tons of incremental sales in 2012 due to the acquisition of Consolidated Thompson in May 2011, resulting in $267.7 million of additional sales volume revenue for the year ended December 31, 2012. The increased sales volumes provided through the acquisition were offset partially by lower sales volumes at Wabush due to reduced customer nominations and production shortfalls associated with equipment failure downtime during the year ended December 31, 2012. This resulted in a reduction of revenue of $49.5 million compared to the year ended December 31, 2011. In addition, sales price decreased by $387.4 million when compared to 2011. The Eastern Canadian Iron Ore realized sales price was, on average, a 29.0 percent decrease per metric ton, primarily due to a decrease in the Platts benchmark pricing, as previously discussed, compared to the same period in 2011. Although sales price had the most significant impact on our revenues, we also sold a higher mix of concentrate product, which generally realizes a lower sales price than iron ore pellets.
Higher cost of goods sold and operating expenses during the year ended December 31, 2012 increased from 2011 by $243.1 million primarily due to:

•
Significant increase in sales volume as a result of the acquisition of Consolidated Thompson in May 2011, resulting in $168.6 million of additional cost for the year ended December 31, 2012, partially offset by lower Wabush pellet sales volumes, which resulted in lower costs of $32.1 million compared to 2011;

•
Increased costs of $112.2 million in our concentrate operation primarily caused by increased production costs, which were mainly triggered by higher spending of $79.7 million on contractors and repairs and maintenance, an increase of $16.0 million caused by higher mine development and $5.7 million of increased rail transportation charges;

•
Increased costs of $78.3 million in our pellet operation primarily caused by increased production costs, which were mainly triggered by higher spending of $38.6 million on contractors and repairs and maintenance, an increase of $20.9 million caused by lower concentrator throughput and $10.7 million of increased energy costs; and

•
The year-over-year cost increase was offset partially by the non-recurring adjustment recorded in 2011 in which we amortized an additional $59.8 million of stepped-up value of inventory that resulted from the purchase accounting for the acquisition of Consolidated Thompson.

Production
The increase in production levels over the prior year was the result of the incremental tonnage available from the Bloom Lake operations from our acquisition of Consolidated Thompson in May 2011 offset by decreased production at the Wabush Scully mine. The Bloom Lake facility produced 5.4 million metric tons of iron ore concentrate during the year ended December 31, 2012 compared to 3.5 million metric tons in our ownership period in 2011. Production at the Wabush facility declined to 3.1 million metric tons of iron ore pellets in 2012 compared to 3.4 million metric tons during 2011 as a result of lower throughput due to challenging ore characterization and operational issues that resulted in downtime for maintenance and repairs during the year ended December 31, 2012 as compared to 2011.

Asia Pacific Iron Ore
Following is a summary of Asia Pacific Iron Ore results for the years ended December 31,
2012 and 2011:

	(In Millions)
	Year Ended December 31,		Change due to
			Sales Price and Rate	Sales Volume	Exchange Rate	Total change
	2012	2011
Revenues from product sales and services	$1,259.3	$1,363.5	$(564.0)	$457.7	$2.1	$(104.2)
Cost of goods sold and operating expenses	(948.3)	(664.0)	(41.7)	(239.3)	(3.3)	(284.3)
Sales margin	$311.0	$699.5	$(605.7)	$218.4	$(1.2)	$(388.5)

	Year Ended December 31,
Per Ton Information	2012	2011	Difference	Percent change
Realized product revenue rate	$107.81	$158.77	$(50.96)	(32.1)%
Cost of goods sold and operating expenses rate (excluding DDA)	68.18	65.57	2.61	4.0%
Depreciation, depletion & amortization	13.00	11.75	1.25	10.6%
Total cost of goods sold and operating expenses rate	81.18	77.32	3.86	5.0%
Sales margin	$26.63	$81.45	$(54.82)	(67.3)%

Sales metric tons [1]	11,681	8,588
Production metric tons [1]	11,260	8,922
[1] Metric tons (2,205 pounds). Cockatoo Island production and sales reflects our 50 percent share.
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
Cost of goods sold and operating expenses in 2012 increased $284.3 million compared to 2011 primarily as a result of:

•	Higher sales volumes resulting in higher costs of $239.3 million compared to prior year;

•
Higher mining costs of $53.0 million mainly attributable to increased volume and stripping costs and higher logistic costs of $24.6 million due to higher haulage and railed tons compared to the prior year;

•	Higher depreciation costs of $22.9 million mainly attributable to increased fixed assets related to the Koolyanobbing expansion project; and

•	Partially offset by lower royalties of $35.3 million and lower Cockatoo Island mining costs in 2012 of $24.5 million due to the winding down of Stage 3 mining.
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
North American Coal
Following is a summary of North American Coal results for the years ended December 31,
2012 and 2011:

	(In Millions)
			Change Due to
	Year Ended December 31,		Sales Price and Rate	Sales Volume	Idle cost / Production volume variance	Freight and reimbursement	Total change
	2012	2011
Revenues from product sales and services	$881.1	$512.1	$6.3	$280.0	$—	$82.7	$369.0
Cost of goods sold and operating expenses	(882.9)	(570.5)	(17.5)	(270.2)	58.0	(82.7)	(312.4)
Sales margin	$(1.8)	$(58.4)	$(11.2)	$9.8	$58.0	$—	$56.6

	Year Ended December 31,
Per Ton Information	2012	2011	Difference	Percent change
Realized product revenue rate[1]	$119.79	$118.82	$0.97	0.8%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	104.99	112.05	(7.06)	(6.3)%
Depreciation, depletion & amortization	15.08	20.81	(5.73)	(27.5)%
Total cost of goods sold and operating expenses rate	120.07	132.86	(12.79)	(9.6)%
Sales margin	$(0.28)	$(14.04)	$13.76	(98.0)%

Sales tons [2]	6,512	4,156
Production tons [2]	6,394	5,035
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal increased to a loss of $1.8 million during the year ended December 31, 2012, compared to the loss of $58.4 million in 2011. Revenue during the year ended December 31, 2012 increased 72.1 percent over the prior year period to $881.1 million primarily due to higher sales volumes during 2012. North American Coal sold 6.5 million tons during the year ended December 31, 2012 compared with 4.2 million tons in 2011, resulting in an increase in revenue of $280.0 million. Increased inventory availability and sales volume in 2012 was a result of the 2011 operational issues at Pinnacle mine and tornado damage at Oak Grove mine, plus strong production performance in 2012 compared to the prior year. Our realized price for the year ended December 31, 2012 at our North American Coal operating segment remained flat in comparison to 2011. Product sales mix for low-volatile, high-volatile and thermal coal were 68.1 percent, 19.9 percent and 12.0 percent, respectively, in 2012 compared to 38.6 percent, 31.4 percent and 30.0 percent for the comparable period in 2011. The realized sales price per ton was, on average, a 13.8 percent decrease, 4.1 percent decrease and 5.5 percent increase for low-volatile, high-volatile and thermal coal, respectively, over the prior year.
Cost of goods sold and operating expenses in 2012 increased $229.7 million, excluding the increase of $82.7 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Higher sales volume attributable to additional low-volatile metallurgical coal sales, as discussed above, resulting in a cost increase of $270.2 million;

•	Increase in costs due to a $24.4 million LCM inventory write-down primarily driven by a softening market in both low- and high-volatility metallurgical coal; and

•
During the year ended December 31, 2011, fixed costs of $58.0 million being recorded as idle costs as there were operational issues caused by carbon monoxide at the Pinnacle mine and the effects of the April 2011 tornado at Oak Grove mine, which both resulted in temporary production curtailments. These fixed costs would have been included in the rate during 2012 as we did not experience similar temporary production curtailments.

Production
Increased low-volatile metallurgical coal production levels in 2012 were achieved at the Pinnacle and Oak Grove mines. Pinnacle mine’s increased production of 81.1 percent compared to the prior year was a result of positive longwall production performance during 2012 and depressed production in the prior year due to elevated carbon monoxide levels. Oak Grove mine’s production levels for the year ended December 31, 2012 increased by 57.2 percent due mainly to the installation of a new longwall shearer during 2012. Additionally, Oak Grove mine’s preparation plant was impacted negatively by the effects of the April 2011 tornado. The production levels at the Oak Grove preparation plant resumed operating at partial capacity in January 2012 and reached normal operating levels during April 2012. High-volatile metallurgical coal production levels at CLCC in 2012 remained consistent in comparison to 2011. During 2012, we experienced a decline in the demand for thermal coal used in power generation. Accordingly, on June 15, 2012, we reduced production at our thermal mine to one shift to align production with customer requirements and existing supply agreements.
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
Based on current mine plans and subject to future iron ore and coal prices and demand, we expect estimated operating cash flows to slightly exceed our budgeted capital expenditures, dividends and other cash requirements. We maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives. Based on current market conditions, we expect to be able to fund these requirements for at least the next 12 months through operations and our existing credit facility.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.

The following discussion summarizes the significant activities impacting our cash flows during 2013 as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities improved to $1,145.9 million for the year ended December 31, 2013, compared to cash provided by operating activities of $514.5 million for 2012. The increase in operating cash flow in 2013 primarily was due to the timing of payments related to 2011 income taxes in early 2012, other changes in working capital and reduced exploration and selling, general and administrative costs.
Our long-term outlook remains stable, although we have and plan to continue to respond to the uncertain near-term outlook by adjusting our operating strategy as market conditions change. Throughout 2013, capacity utilization among steelmaking facilities in North America remained steady. We expect modest growth from the U.S. economy, sustaining a healthy business in the U.S.. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. We are monitoring continually the economic environment in which we operate in order to react to fluctuations in pricing due to global economic growth or contraction, change in demand for steel or changes in availability of supply.
On February 11, 2014, the Company announced its plan to idle its Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014. Estimated impact of the idling is expected to include idling costs, employment-related expenditures and contract costs of approximately $100 million in 2014.
Our U.S. operations and our financing arrangements provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at December 31, 2013 was $151.0 million, or approximately 45.0 percent of our consolidated total cash and cash equivalents balance of $335.5 million. As of December 31, 2013, we had full availability on our borrowing capacity of our $1.75 billion U.S.-based revolving credit facility. This compares to available borrowing capacity of $504.9 million under this revolving credit facility due to covenant restrictions at December 31, 2012. Additionally, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand from the U.S. and Asian economies weakened and pricing deteriorated for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $811.3 million for the year ended December 31, 2013, compared with $961.8 million for the comparable period in 2012.
We had capital expenditures of $861.6 million and $1,127.5 million for the years ended December 31, 2013 and 2012, respectively. Our main capital investment focus has been on the construction of the Bloom Lake mine's operations. On the ramp-up and expansion projects at Bloom Lake mine, we have spent approximately $426 million and approximately $475 million during the years ended December 31, 2013 and 2012, respectively. In addition, the expenditures for the Bloom Lake tailings and water management system totaled $191 million and $99 million in 2013 and 2012, respectively. On February 11, 2014, we announced that we are indefinitely suspending Phase II expansion at our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We also announced that we would idle the Phase I operations if pricing significantly decreases for an extended period of time.
Additionally, we spent approximately $203 million and $329 million globally on expenditures related to sustaining capital excluding Bloom Lake tailings and water management in 2013 and 2012, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.

In alignment with our strategy to focus on allocating capital in a prudent balance among key priorities related to liquidity management, business investment and increasing long-term shareholder value, we anticipate total cash used for capital expenditures in 2014 to be approximately $375 million to $425 million. This includes approximately $64 million in cash carryover capital, with the remainder comprised of sustaining and permission to operate capital. This significantly lower year-over-year capital expenditure budget will position the Company to generate meaningfully more free cash flow versus prior years.
Financing Activities
Net cash used by financing activities during 2013 was $171.9 million, compared to net cash provided by financing activities of $119.6 million for 2012. We completed a public offering of 10.35 million of our common shares in February 2013. The net proceeds from the offering were approximately $285.3 million at a sales price to the public of $29 per share. We also issued 29.25 million depositary shares for total net proceeds of approximately $709.4 million, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan.
Additionally, cash provided by financing activities during 2013 included proceeds from equipment loans of $164.8 million, offset by net borrowings and repayments under the credit facility of $325.0 million and dividend distributions of $127.6 million. During the first quarter of 2013, the Board of Directors approved a reduction to the quarterly dividend to $0.15 per share. Quarterly dividends at the new rate were payable on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013. Additionally, we have dividends payable on our preferred shares, which are represented by our depositary shares, at an annual rate of 7.00 percent on the liquidation preference of $1,000 per preferred share (or the equivalent of $25 per depositary share). The declared quarterly cash dividends were payable on May 1, 2013, August 1, 2013 and November 1, 2013.

The following represents our future cash commitments and contractual obligations as of December 31, 2013:

	Payments Due by Period [1] (In Millions)
		Less than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Year	Year	5 Years
Long-term debt	$3,061.7	$20.9	$44.5	$548.2	$2,448.1
Interest on debt [2]	2,039.7	157.6	312.6	299.0	1,270.5
Operating lease obligations	69.9	20.0	21.2	14.0	14.7
Capital lease obligations	263.9	64.2	120.5	47.0	32.2
Purchase obligations:
Bloom Lake expansion project	40.0	40.0	—	—	—
Open purchase orders	211.9	205.6	6.3	—	—
Minimum royalty payments	187.8	82.9	65.6	25.6	13.7
Minimum "take or pay" purchase commitments [3]	7,128.4	502.9	846.6	566.0	5,212.9
Total purchase obligations	7,568.1	831.4	918.5	591.6	5,226.6
Other long-term liabilities:
Pension funding minimums	309.0	68.3	111.7	68.3	60.7
OPEB claim payments	647.7	7.9	15.1	15.1	609.6
Environmental and mine closure obligations	321.0	11.3	19.7	35.9	254.1
Personal injury	14.3	3.7	4.4	0.4	5.8
Total other long-term liabilities	1,292.0	91.2	150.9	119.7	930.2
Total	$14,295.3	$1,185.3	$1,568.2	$1,619.5	$9,922.3

[1] Includes our consolidated obligations.
[2]     For the $500 million senior notes, interest is calculated using a fixed rate of 3.95 percent from 2014 to maturity in January 2018. For the $400 million senior notes, interest is calculated using a fixed rate of 5.90 percent from 2014 to maturity in March 2020. For the $1.3 billion senior notes, interest is calculated for the $500 million 10-year notes using a fixed rate of 4.80 percent from 2014 to maturity in October 2020, and the $800 million 30-year notes using a fixed rate of 6.25 percent from 2014 to maturity in October 2040. For the $700 million senior notes, interest is calculated using a fixed rate of 4.88 percent from 2014 to maturity in April 2021. For the $161.7 million of equipment loans, interest is calculated using the fixed rate associated with each of the equipment loans from 2014 to maturity in 2020.

[3] Includes minimum railroad transportation obligations, minimum electric power demand charges, minimum coal, diesel and natural gas obligations and minimum port facility obligations.
The above table does not reflect $74.4 million of unrecognized tax benefits, which we have recorded for uncertain tax positions as we are unable to determine a reasonable and reliable estimate of the timing of future payments.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of December 31, 2013 and December 31, 2012:

	(In Millions)
	December 31, 2013	December 31, 2012
Cash and cash equivalents	$335.5	$195.2
Available revolving credit facility	$1,750.0	$857.6
Revolving loans drawn	—	(325.0)
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Term loan	—	847.1
Term loan drawn	—	(847.1)
Letter of credit obligations and other commitments	(8.4)	(27.7)
Borrowing capacity available	$1,741.6	$504.9
Our primary source of funding is a $1.75 billion revolving credit facility, which matures on October 16, 2017. We also have cash generated by the business and cash on hand, which totaled $335.5 million as of December 31, 2013. The combination of cash and availability under the credit facility gave us $2.1 billion in liquidity entering the first quarter of 2014, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.
On February 8, 2013, we amended both the amended revolving credit agreement and the term loan to effect the following:

•
Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the debt to earnings ratio for the period ending March 31, 2014 until maturity.

•
Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum Tangible Net Worth, in accordance with the amended revolving credit agreement and term loan, is defined as total equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date through the period ended December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1.0.
Through the use of the proceeds from the February 2013 public equity offerings, we repaid the total amount outstanding under the term loan of $847.1 million. Upon the repayment of the term loan, the financial covenants associated with the term loan were no longer applicable.
Pursuant to the terms of the amended revolving credit agreement, we are subject to higher borrowing costs. The applicable interest rate is determined by reference to the former Funded Debt to EBITDA ratio; however, as discussed above, this is not a financial covenant of the amended agreements until March 31, 2014. Based on the amended terms, borrowing costs could increase as much as 0.5 percent relative to the outstanding borrowings, as well as 0.1 percent on unborrowed amounts. Furthermore, the amended revolving credit agreement places certain restrictions upon our declaration and payment of dividends, our ability to consummate acquisitions and the debt levels of our subsidiaries.

The above liquidity as of December 31, 2012 reflected the availability of our revolving credit facility to the extent it would not have resulted in a violation of our Funded Debt to EBITDA maximum ratio of 3.5 to 1.0.  As of February 8, 2013 and as a result of the execution of the amendments to the amended revolving credit agreement and term loan in consideration of the temporary financial covenants in place, our availability under the $1.75 billion revolving credit facility is no longer restricted. Once the Funded Debt to EBITDA ratio returns to a level of 3.5 to 1 effective March 31, 2014, available liquidity under our revolving credit facility will be predicated on compliance with this covenant.
We are subject to certain financial covenants contained in the amended revolving credit agreement and were subject to certain financial covenants related to the term loan until its payoff during February 2013. As of December 31, 2013 and December 31, 2012, we were in compliance with all applicable financial covenants and expect to be in compliance with all applicable covenants for the next 12 months.
At December 31, 2012, the amended revolving credit agreement and term loan had two financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the amended revolving credit agreement), as of the last day of each fiscal quarter cannot exceed 3.5 to 1.0 and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended revolving credit agreement), for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter.
We believe that the amended revolving credit agreement provides us sufficient liquidity to support our operating and investing activities. We continue to focus on achieving a capital structure that achieves the optimal mix of debt, equity and other off-balance sheet financing arrangements.
Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, credit facility or through exercising the $250 million accordion in our current revolving credit facility. The risk associated with the bank market is significant increases in borrowing costs as a result of limited capacity. As in all debt markets, capacity is a global issue that impacts the bond market. Our issuance of a $500 million public offering of five-year senior notes in December 2012 provides evidence that capacity in the bond markets has improved and remains stable for investment-grade companies compared to conditions impacting such markets in previous years. This transaction represents the successful execution of our strategy to increase liquidity and extend debt maturities to align with longer-term capital structure needs.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments; financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees; and operating leases, which primarily relate to equipment and office space.
Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices, foreign currency exchange rates and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore concentrate, iron ore lump, low-volatile metallurgical coal, high-volatile metallurgical coal and thermal coal. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and coal. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62 percent Fe fines pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
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
At December 31, 2013, we have recorded $3.1 million as Other current assets and $10.3 million as derivative liabilities included in Other current liabilities in the Statements of Consolidated Financial Position related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $7.2 million decrease, respectively, in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2013 related to these arrangements.
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
At December 31, 2013, we had a derivative asset of $55.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $58.9 million as of December 31, 2012. We estimate that a $75 change in the average hot-band steel price realized from the December 31, 2013 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $58.7 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, certain of our term supply agreements contained price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 17.6 million MMBtu’s of natural gas at an average delivered price of $4.34 per MMBtu and 28.7 million gallons of diesel fuel at an average delivered price of $3.23 per gallon during 2013. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 7.7 million gallons of diesel fuel at an average delivered price of $4.16 per gallon during 2013. Our CLCC operations consumed approximately 2.5 million gallons of diesel fuel at an average delivered price of $3.40 per gallon during 2013. Consumption of diesel fuel by our Asia Pacific operations was approximately 14.8 million gallons at an average delivered price of $3.33 per gallon for the same period.

In the ordinary course of business, there also will be likely increases in prices relative to electrical costs at our U.S. mine sites related specifically to our Tilden and Empire mines in Michigan because we exercised our right to purchase electrical supply in the deregulated market during 2013, which is based on the Midwestern Independent System Operator Day-Ahead price. Additionally, as the cost of producing electricity increases, energy companies regularly seek to reclaim those costs from the mine sites, which often results in tariff disputes.
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. At the present time, we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in electrical, natural gas and diesel fuel prices would result in a change of approximately $30.4 million in our annual fuel and energy cost based on expected consumption for 2014.
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
The assessments for goodwill and long-lived asset impairment are sensitive to changes in key assumptions. These key assumptions include, but are not limited to, forecasted long-term pricing, production costs, capital expenditures and a variety of economic assumptions (e.g., discount rate, inflation rates, exchange rates and tax rates).
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
At December 31, 2013, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $323.0 million and $285.9 million, respectively, with varying maturity dates ranging from January 2014 to December 2014 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $8.6 million, and a 10 percent decrease would reduce the fair value to approximately negative $51.6 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $27.3 million, and a 10 percent decrease would decrease the fair value to approximately negative $29.5 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of December 31, 2013:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio [1] :
AUD Contracts expiring in the next 12 months	$323.0	0.95	0.8917	$(21.5)
CAD Contracts expiring in the next 12 months	285.9	1.05	1.0623	(4.0)
Total Hedge Contract Portfolio	$608.9			$(25.5)

[1] Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a variable rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of December 31, 2013, we had no amounts drawn on the revolving credit facility.

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
Outlook
In 2014, we expect accelerating economic growth in the United States to support domestic steel production and thus demand for steelmaking raw materials. We expect China's economy will expand at a pace near the official government target rate, primarily driven by fixed asset investment. As a result, increased steel production will continue to require both domestic and imported steelmaking raw materials to satisfy demand. Growth in these key markets is anticipated to provide continued demand for our products.
Due to the commodity pricing volatility for the products we sell and for the purpose of providing a full-year outlook, we will utilize the year-to-date average 62% Fe seaborne iron ore spot price as of January 31, 2014, which was $128 per ton (C.F.R. China), as a base price assumption for providing our full-year 2014 revenues-per-ton sensitivities for our iron ore business segments. With $128 per ton as a base price assumption for full-year 2014, included in the table below is the expected revenues-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10 per ton variance from the base price assumption.

2014 Full-Year Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$105 - $110	$95 - $100	$100 - $105
Sensitivity Per Ton (+/- $10)	+/- $2	+/- $9	+/- $9

(1)	Based on the average year-to-date 62% Fe seaborne iron ore fines price (C.F.R. China) of $128 per ton as of January 31, 2014.
(2)	U.S. Iron Ore tons are reported in long tons.
(3)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
The revenues-per-ton sensitivities consider various contract provisions and lag-year adjustments contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, freight rates, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
U.S. Iron Ore Outlook (Long Tons)
For 2014, we are maintaining our full-year sales and production volume expectation of 22 - 23 million tons for our U.S. Iron Ore business.
The U.S. Iron Ore revenues-per-ton sensitivity included within the 2014 revenue sensitivity summary table above also includes the following assumptions:

•	2014 average hot-rolled steel pricing of approximately $640 per ton

•	25 - 30% of the expected 2014 sales volume is linked to seaborne iron ore pricing
Our full-year 2014 U.S. Iron Ore cash-cost-per-ton expectation is $65 - $70. This expectation includes the year-over-year fixed cost leverage from higher sales volumes; however, this is more than offset by increased planned maintenance activity. Depreciation, depletion and amortization for full-year 2014 is expected to be approximately $7 per ton.
Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
Our full-year 2014 Eastern Canadian Iron Ore expected sales and production volumes are 6 - 7 million tons, comprised of virtually all iron ore concentrate. This includes 500,000 tons from Wabush Mine and the remainder from Bloom Lake Mine.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2014 revenues-per-ton sensitivity table above. Full-year 2014 cash cost per ton in Eastern Canadian Iron Ore is expected to be $85 - $90. Depreciation, depletion and amortization is expected to be approximately $25 per ton for full-year 2014.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
Our full-year 2014 Asia Pacific Iron Ore expected sales and production volumes are 10 - 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2014 revenues-per-ton sensitivity table above. Full-year 2014 Asia Pacific Iron Ore cash cost per ton is expected to be approximately $60 - $65, lower than the previous year's cash costs primarily due to favorable foreign exchange rate assumptions. We anticipate depreciation, depletion and amortization to be approximately $14 per ton for full-year 2014.
North American Coal Outlook (Short Tons, F.O.B. the mine)
For 2014, we are increasing our North American Coal expected sales and production volumes to 7 - 8 million tons, driven by higher thermal coal production. The sales volume mix is anticipated to be approximately 67% low-volatile metallurgical coal and 21% high-volatile metallurgical coal, with thermal coal making up the remainder.
Our full-year 2014 North American Coal revenues-per-ton outlook is $85 - $90. We have approximately 50% of our expected 2014 sales volume committed and priced at approximately $87 per short ton at the mine. The revenue-per-ton expectation includes all anticipated thermal coal sales volume for 2014, which realizes a lower price than our metallurgical coal products. Cash cost per ton is anticipated to be $85 - $90. Full-year 2014 depreciation, depletion and amortization is expected to be approximately $15 per ton.
The following table provides a summary of our 2014 guidance for our four business segments:

2014 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	22 - 23	6 - 7	10 - 11	7 - 8
Production volume (million tons)	22 - 23	6 - 7	10 - 11	7 - 8
Cash cost per ton	$65 - $70	$85 - $90	$60 - $65	$85 - $90
DD&A per ton	$7	$25	$14	$15

(1)	U.S. Iron Ore tons are reported in long tons.
(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.

SG&A Expenses and Other Expectations
We are reducing our year-over-year SG&A and exploration expenses by approximately $90 million. Full-year 2014 SG&A expenses are expected to be approximately $185 million. The decrease is primarily driven by expected reductions in employee-related expenses, outside services and legal settlements. Our full-year cash outflow expectation for exploration and chromite-related spending is approximately $15 million.
Also, as previously disclosed, we expect to incur approximately $100 million in costs related to the Wabush Mine idle. We also expect our full-year 2014 depreciation, depletion and amortization to be approximately $600 million.
Capital Budget Update
We expect our full-year 2014 capital expenditures budget to be $375 - $425 million. This includes approximately $100 million in cash carryover capital, with the remainder primarily comprised of sustaining and license-to-operate capital.
Recently Issued Accounting Pronouncements
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.
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
The Producer Price Indices remain an estimated component of the sales price throughout the contract year and are estimated each quarter using publicly available forecasts of such indices. The final indices referenced in certain of the U.S. Iron Ore supply contracts typically are not published by the U.S. Department of Labor until the second quarter of the subsequent year. As a result, we record an adjustment for the difference between the fourth quarter estimate and the final price in the following year.
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
Historically, provisional pricing arrangement adjustments have not been material as they have represented less than half of one percent of U.S., Eastern Canadian and Asia Pacific Iron Ore's respective revenues for each of the three preceding fiscal years ended December 31, 2013, 2012 and 2011.
U.S. Iron Ore Customer Supply Agreements
In addition, certain supply agreements with one U.S. Iron Ore customer include provisions for supplemental revenue or refunds based on the customer's average annual steel pricing for the year that the product is consumed in the customer's blast furnaces. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker's facilities, and takes into consideration current market conditions and nonperformance risk. At December 31, 2013, we had a derivative asset of $55.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer's blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $58.9 million as of December 31, 2012, based upon the amount of unconsumed tons and the related estimated average hot band steel price.
The customer's average annual price is not known at the time of sale and the actual price is received on a delayed basis at the end of the year, once the average annual price has been finalized. As a result, we estimate the average price and adjust the estimate to actual in the fourth quarter when the information is provided by the customer at the end of each year. Information used in developing the estimate includes such factors as production and pricing information from the customer, current spot prices, third-party analyst forecasts, publications and other industry information. The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available and the customer's ability to more accurately determine the average price it will realize for the year. The following represents the historical accuracy of our pricing estimates related to the derivative as well as the impact on revenue resulting from the difference between the estimated price and the actual price for each quarter during 2013, 2012 and 2011 prior to receiving final information from the customer for tons consumed during each year:

	2013			2012			2011
	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)
First Quarter	$622	$630	($1.2)	$650	$698	($9.8)	$700	$715	($0.7)
Second Quarter	622	614	3.0	650	678	(7.9)	700	731	(5.8)
Third Quarter	622	633	(2.1)	650	663	(3.3)	700	716	(4.3)
Fourth Quarter	622	622	—	650	650	—	700	700	—
We estimate that a $75 change in the average hot band steel price realized from the December 31, 2013 estimated price recorded for the unconsumed tons remaining at year end would cause the fair value of the derivative instrument to increase or decrease by approximately $58.7 million, thereby impacting our consolidated revenues by the same amount.
Mineral Reserves
We regularly evaluate our economic mineral reserves and update them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity of the mineral reserve could require increases in capital and development expenditures. Generally, as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions or the expected quality of mineral reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity of mineral reserves.
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
At December 31, 2013 and 2012, we had a valuation allowance of $864.1 million and $858.4 million, respectively, against our deferred tax assets. Our losses in certain locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain deferred tax assets. Additionally, significant Alternative Minimum tax credits have been generated in recent years. Sufficient negative evidence suggests that the credits will not be realized in the foreseeable future, and a full valuation allowance has been recorded on the deferred tax asset. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, credits and allowances until sufficient positive evidence exists to support the realization of such assets.
Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company's results of operations, cash flows or financial position.
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
During the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. The impairment charge was primarily a result of the decision to indefinitely suspend the Chromite Project and to not allocate significant additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online.
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
As of December 31, 2013, the remaining value of goodwill associated with our Asia Pacific Iron Ore and U.S. Iron Ore segments totaled $72.5 million and $2.0 million, respectively. No goodwill remained within our Eastern Canadian Iron Ore, Ferroalloys or North American Coal segments as of December 31, 2013.
No impairment charges were identified in connection with our annual goodwill impairment test with respect to any of our other identified reporting units. The fair values for our Asia Pacific Iron Ore segment and Northshore reporting unit were substantially in excess of our carrying values.
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on goodwill impairment.
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
During the fourth quarter of 2013, we continued to experience higher than expected production costs and operational inefficiencies at our Wabush operations within our Eastern Canadian Iron Ore operating segment that have resulted in continued declines in our profitability of that business, which represents an asset group for purposes of testing our long-lived assets for recoverability. Upon completion of an impairment analysis, it was determined the fair value was less than the carrying value of the asset group, which resulted in an impairment of other long-lived assets of $154.6 million at December 31, 2013.
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
For the purpose of testing the recoverability of our long-lived assets, we consider the Bloom Lake iron ore operation to be an asset group.  During 2013, we have experienced higher than expected production costs in the current operation of the Bloom Lake iron ore mine. Additionally, capital expenditure expectations to complete the Phase II expansion and required tailings and water management systems have surpassed original expectations.  Both conditions have a negative impact on the profitability and cash flows of that business.  Continuation of such trends, changes in forecasted long-term pricing and/or other economic assumptions (e.g., discount rate, inflation rates, exchange rates and tax rates) could impact our ability to recover the carrying value of our long-lived asset group, which was approximately $4.9 billion at December 31, 2013.
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, for further information regarding our policy on asset impairment.
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

Following is a summary of our defined benefit pension and OPEB funding and expense for the years 2011 through 2014:

	Pension		OPEB
	Funding	Expense	Funding	Expense
2011	$70.1	$37.8	$37.4	$26.8
2012	67.7	55.2	39.0	28.1
2013	53.7	52.1	25.5	17.4
2014 (Estimated)	68.2	28.0	7.9	8.3
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
As of December 31, 2013 and 2012, we used the following assumptions:

	Pension and Other Benefits
	2013	2012
U.S. plan discount rate	4.57%	3.70%
Canadian pension plan discount rate	4.50	3.75
Canadian OPEB plan discount rate	4.75	4.00
Rate of compensation increase - Salaried	4.00	4.00
Rate of compensation increase - Hourly (Ultimate)	3.00	4.00
U.S. pension plan expected return on plan assets	8.25	8.25
U.S. OPEB plan expected return on plan assets	7.00	8.25
Canadian expected return on plan assets	7.25	7.25
The increase in the discount rates in 2013 was driven by the change in bond yields, which were up approximately 75 basis points compared to the prior year.
Additionally, on December 31, 2013, we adopted the IRS 2014 prescribed mortality tables (separate pre-retirement and postretirement) to determine the expected life of our plan participants, replacing the IRS 2013 prescribed mortality tables for our U.S. plans. The assumed mortality remained the same as the previous year for our Canadian plans, UP 1994 with full projection.

Following are sensitivities of potential further changes in these key assumptions on the estimated 2014 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2013:

	Increase in Expense		Increase in Benefit Obligation
	(In Millions)		(In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate .25 percent	$2.5	$0.8	$32.6	$10.7
Decrease return on assets 1 percent	9.0	2.4	N/A	N/A
Increase medical trend rate 1 percent	N/A	6.1	N/A	38.2
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
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices, reduced market demand, increases in supply and any slowing of the economic growth rate in China;

•	our ability to successfully identify and consummate any strategic investments or capital projects and complete planned divestitures;

•
our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson Iron Mining Limited);

•	our ability to cost effectively achieve planned production rates or levels;

•	changes in sales volume or mix;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding modifications to sales contract pricing escalation provisions to reflect a shorter-term or spot-based pricing mechanism;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to development projects;

•
impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	availability of capital and our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to maintain appropriate relations with unions and employees and enter into or renew collective bargaining agreements on satisfactory terms;

•	risks related to international operations;

•	the potential existence of significant deficiencies or material weakness in our internal controls over financial reporting; and

•
problems or uncertainties with leasehold interests, productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry.

For additional factors affecting the business of Cliffs, refer to Part I – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data
Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$335.5	$195.2
Accounts receivable, net	270.0	329.0
Inventories	391.4	436.5
Supplies and other inventories	216.0	289.1
Deferred and refundable income taxes	110.7	105.4
Other current assets	236.4	294.8
TOTAL CURRENT ASSETS	1,560.0	1,650.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,153.4	11,207.3
OTHER ASSETS
Other non-current assets	408.5	717.6
TOTAL OTHER ASSETS	408.5	717.6
TOTAL ASSETS	$13,121.9	$13,574.9
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	December 31,
	2013	2012
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$345.5	$555.5
Accrued employment costs	129.0	135.6
Income taxes payable	61.7	28.3
State and local taxes payable	61.7	65.9
Current portion of debt	20.9	94.1
Accrued expenses	206.4	258.9
Accrued royalties	57.3	48.1
Other current liabilities	203.0	195.1
TOTAL CURRENT LIABILITIES	1,085.5	1,381.5
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	197.5	403.8
Other postretirement benefits	96.5	214.5
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	294.0	618.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	309.7	252.8
DEFERRED INCOME TAXES	1,146.5	1,108.1
LONG-TERM DEBT	3,022.6	3,960.7
OTHER LIABILITIES	379.3	492.6
TOTAL LIABILITIES	6,237.6	7,814.0
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 16)
Issued and Outstanding - 731,250 shares (2012 - none)	731.3	—
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2012 - 400,000,000 shares);
Issued - 159,546,224 shares (2012 - 149,195,469 shares);
Outstanding - 153,126,291 shares (2012 - 142,495,902 shares)	19.8	18.5
Capital in excess of par value of shares	2,329.5	1,774.7
Retained earnings	3,407.3	3,217.7
Cost of 6,419,933 common shares in treasury (2012 - 6,699,567 shares)	(305.5)	(322.6)
Accumulated other comprehensive loss	(112.9)	(55.6)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	6,069.5	4,632.7
NONCONTROLLING INTEREST	814.8	1,128.2
TOTAL EQUITY	6,884.3	5,760.9
TOTAL LIABILITIES AND EQUITY	$13,121.9	$13,574.9
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2013	2012	2011
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$5,346.6	$5,520.9	$6,321.3
Freight and venture partners' cost reimbursements	344.8	351.8	242.6
	5,691.4	5,872.7	6,563.9
COST OF GOODS SOLD AND OPERATING EXPENSES	(4,542.1)	(4,700.6)	(3,953.0)
SALES MARGIN	1,149.3	1,172.1	2,610.9
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(231.6)	(282.5)	(248.3)
Exploration costs	(59.0)	(142.8)	(80.5)
Impairment of goodwill and other long-lived assets	(250.8)	(1,049.9)	(27.8)
Consolidated Thompson acquisition costs	—	—	(25.4)
Miscellaneous - net	63.1	(5.7)	67.9
	(478.3)	(1,480.9)	(314.1)
OPERATING INCOME (LOSS)	671.0	(308.8)	2,296.8
OTHER INCOME (EXPENSE)
Changes in fair value of foreign currency contracts, net	(3.5)	(0.1)	101.9
Interest expense, net	(179.1)	(195.6)	(206.2)
Other non-operating income (expense)	0.9	2.7	(2.0)
	(181.7)	(193.0)	(106.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY INCOME (LOSS) FROM VENTURES	489.3	(501.8)	2,190.5
INCOME TAX EXPENSE	(55.1)	(255.9)	(407.7)
EQUITY INCOME (LOSS) FROM VENTURES, net of tax	(74.4)	(404.8)	9.7
INCOME (LOSS) FROM CONTINUING OPERATIONS	359.8	(1,162.5)	1,792.5
INCOME and GAIN ON SALE FROM DISCONTINUED OPERATIONS, net of tax	2.0	35.9	20.1
NET INCOME (LOSS)	361.8	(1,126.6)	1,812.6
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	51.7	227.2	(193.5)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$413.5	$(899.4)	$1,619.1
PREFERRED STOCK DIVIDENDS	(48.7)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$364.8	$(899.4)	1,619.1

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$2.39	$(6.57)	$11.41
Discontinued operations	0.01	0.25	0.14
	$2.40	$(6.32)	$11.55
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$2.36	$(6.57)	$11.34
Discontinued operations	0.01	0.25	0.14
	$2.37	$(6.32)	$11.48
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	151,726	142,351	140,234
Diluted	174,323	142,351	141,012
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$1.66	$—	$—
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.60	$2.16	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2013	2012	2011
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$413.5	$(899.4)	$1,619.1
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	208.3	33.8	(121.4)
Unrealized net gain (loss) on marketable securities, net of tax	3.1	(0.5)	(31.0)
Unrealized net gain (loss) on foreign currency translation	(208.6)	3.8	(2.2)
Unrealized net gain (loss) on derivative financial instruments, net of tax	(29.6)	7.5	(1.5)
OTHER COMPREHENSIVE INCOME (LOSS)	(26.8)	44.6	(156.1)
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(30.5)	(7.6)	17.6
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$356.2	$(862.4)	$1,480.6
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$361.8	$(1,126.6)	$1,812.6
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	593.3	525.8	426.9
Impairment of goodwill and other long-lived assets	250.8	1,049.9	27.8
Derivatives and currency hedges	3.6	4.1	(69.0)
Equity (income) loss in ventures (net of tax)	74.4	404.8	(9.7)
Deferred income taxes	(138.1)	127.0	(66.6)
Changes in deferred revenue and below-market sales contracts	(52.8)	(24.5)	(146.0)
Other	(6.9)	(45.0)	(18.7)
Changes in operating assets and liabilities:
Receivables and other assets	138.8	(74.8)	81.4
Product inventories	30.8	39.9	(74.5)
Payables and accrued expenses	(109.8)	(366.1)	324.6
Net cash provided by operating activities	1,145.9	514.5	2,288.8
INVESTING ACTIVITIES
Acquisition of Consolidated Thompson, net of cash acquired	—	—	(4,423.5)
Net settlements in Canadian dollar foreign exchange contracts	—	—	93.1
Investment in Consolidated Thompson senior secured notes	—	—	(125.0)
Purchase of property, plant and equipment	(861.6)	(1,127.5)	(880.7)
Proceeds from sale of Sonoma	—	152.6	—
Other investing activities	50.3	13.1	31.7
Net cash used by investing activities	(811.3)	(961.8)	(5,304.4)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	709.4	—	—
Net proceeds from issuance of common shares	285.3	—	853.7
Net proceeds from issuance of senior notes	—	497.0	998.1
Borrowings on term loan	—	—	1,250.0
Repayment of term loan	(847.1)	(124.8)	(278.0)
Borrowings under credit facilities	670.5	1,012.0	1,000.0
Repayment under credit facilities	(995.5)	(687.0)	(1,000.0)
Proceeds from equipment loans	164.8	—	—
Debt issuance costs	—	(4.3)	(54.8)
Repayment of Consolidated Thompson convertible debentures	—	—	(337.2)
Repayment of senior notes	—	(325.0)	—
Payments under share buyback program	—	—	(289.8)
Contributions by joint ventures, net	23.3	95.4	—
Common stock dividends	(91.9)	(307.2)	(118.9)
Preferred stock dividends	(35.7)	—	—
Other financing activities	(55.0)	(36.5)	(48.0)
Net cash (used in) provided by financing activities	(171.9)	119.6	1,975.1
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22.4)	1.3	(4.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140.3	(326.4)	(1,045.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195.2	521.6	1,566.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335.5	$195.2	$521.6
The accompanying notes are an integral part of these consolidated financial statements.
See NOTE 21 - CASH FLOW INFORMATION.

Statements of Consolidated Changes in Equity
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2011	135.5	$17.3	$896.3	$2,924.1	$(37.7)	$45.9	$(7.2)	3,838.7
Comprehensive income
Net income	—	—	—	1,619.1	—	—	193.5	1,812.6
Other comprehensive income (loss)
Pension and OPEB liability, net of tax	—	—	—	—	—	(103.8)	(17.6)	(121.4)
Unrealized net loss on marketable securities, net of tax	—	—	—	—	—	(31.0)	—	(31.0)
Unrealized net loss on foreign currency translation	—	—	—	—	—	(2.2)	—	(2.2)
Reclassification of net gains on derivative financial instruments into net income, net of tax	—	—	—	—	—	(3.3)	—	(3.3)
Unrealized gain on derivative instruments, net of tax	—	—	—	—	—	1.8	—	1.8
Total comprehensive income (loss)							175.9	1,656.5
Share buyback	(4.0)	—	—	—	(289.8)	—	—	(289.8)
Equity offering	10.3	1.2	852.5	—	—	—	—	853.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	4.5	4.5
Capital contribution by noncontrolling interest to subsidiary	—	—	0.2	—	—	—	6.1	6.3
Acquisition of controlling interest	—	—	—	—	—	—	1,075.4	1,075.4
Stock and other incentive plans	0.2	—	21.8	—	(8.5)	—	—	13.3
Common stock dividends ($0.84 per share)	—	—	—	(118.9)	—	—	—	(118.9)
December 31, 2011	142.0	18.5	1,770.8	4,424.3	(336.0)	(92.6)	1,254.7	7,039.7
Comprehensive income
Net income	—	—	—	(899.4)	—	—	(227.2)	(1,126.6)
Other comprehensive income (loss)
Pension and OPEB liability, net of tax	—	—	—	—	—	26.2	7.6	33.8
Unrealized net loss on marketable securities, net of tax	—	—	—	—	—	(0.5)	—	(0.5)
Reclassification of net gain on foreign currency translation	—	—	—	—	—	(14.4)	—	(14.4)
Unrealized net gain on foreign currency translation	—	—	—	—	—	18.2	—	18.2
Reclassification of net gains on derivative financial instruments into net income, net of tax	—	—	—	—	—	(18.1)	—	(18.1)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	25.6	—	25.6
Total comprehensive income (loss)							(219.6)	(1,082.0)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	(2.1)	(2.1)
Undistributed losses to noncontrolling interest to subsidiary	—	—	—	—	—	—	0.4	0.4
Capital contribution by noncontrolling interest to subsidiary	—	—	1.6	—	—	—	102.8	104.4
Acquisition of controlling interest	—	—	—	—	—	—	(8.0)	(8.0)
Stock and other incentive plans	0.5	—	2.3	—	13.4	—	—	15.7
Common stock dividends ($2.16 per share)	—	—	—	(307.2)	—	—	—	(307.2)
December 31, 2012	142.5	18.5	1,774.7	3,217.7	(322.6)	(55.6)	1,128.2	5,760.9
(continued)

Statements of Consolidated Changes in Equity
Cliffs Natural Resources Inc. and Subsidiaries — (Continued)

			(In Millions)
			Cliffs Shareholders
	Number of Depositary Shares	Depositary Shares	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Compre- hensive Income (Loss)	Non- Controlling Interest	Total
Comprehensive income
Net income	—	—	—	—	—	413.5	—	—	(51.7)	361.8
Other comprehensive income (loss)
Pension and OPEB liability, net of tax	—	—	—	—	—	—	—	177.8	30.5	208.3
Unrealized net loss on marketable securities, net of tax	—	—	—	—	—	—	—	3.1	—	3.1
Reclassification of net gain on foreign currency translation	—	—	—	—	—	—	—	(29.4)	—	(29.4)
Unrealized net loss on foreign currency translation	—	—	—	—	—	—	—	(179.2)	—	(179.2)
Reclassification of net losses on derivative financial instruments into net income, net of tax	—	—	—	—	—	—	—	22.1	—	22.1
Unrealized net loss on derivative financial instruments, net of tax	—	—	—	—	—	—	—	(51.7)	—	(51.7)
Total comprehensive income (loss)									(21.2)	335.0
Equity offering	—	—	10.4	1.3	284.0	—	—	—	—	285.3
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	0.2	(0.6)	—	—	5.6	5.2
Acquisition of noncontrolling interest	—	—	—	—	295.4	(82.7)	—	—	(314.8)	(102.1)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	—	—	17.0	17.0
Stock and other incentive plans	—	—	0.3	—	(2.9)	—	17.1	—	—	14.2
Depositary Shares	29.3	731.3	—	—	(21.9)	—	—	—	—	709.4
Common stock dividends ($0.60 per share)	—	—	—	—	—	(91.9)	—	—	—	(91.9)
Preferred stock dividends ($1.66 per depositary share)	—	—	—	—	—	(48.7)	—	—	—	(48.7)
December 31, 2013	29.3	731.3	153.2	$19.8	$2,329.5	$3,407.3	$(305.5)	$(112.9)	$814.8	$6,884.3
The accompanying notes are an integral part of these consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business Summary
We are an international mining and natural resources company, a major global iron ore producer and a significant producer of high and low-volatile metallurgical coal. In the U.S., we operate five iron ore mines in Michigan and Minnesota, four metallurgical coal operations located in West Virginia and Alabama and one thermal coal mine located in West Virginia. We also operate two iron ore mines in Eastern Canada. As of December 31, 2013, our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. We also have other non-producing operations and investments around the world that provide us with optionality to diversify and expand our portfolio of assets in the future. Our operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions related to mineral reserves future realizable cash flow; environmental, reclamation and closure obligations; valuation of goodwill, long-lived assets and investments; valuation of inventory; valuation of post-employment, post-retirement and other employee benefit liabilities; valuation of deferred tax assets; reserves for contingencies and litigation; and the fair value of derivative instruments. Actual results could differ from estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

Basis of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations at December 31, 2013:

Name	Location	Ownership Interest	Operation
Northshore	Minnesota	100.0%	Iron Ore
United Taconite	Minnesota	100.0%	Iron Ore
Wabush	Newfoundland and Labrador/ Quebec, Canada	100.0%	Iron Ore
Bloom Lake	Quebec, Canada	82.8%	Iron Ore
Tilden	Michigan	85.0%	Iron Ore
Empire	Michigan	79.0%	Iron Ore
Koolyanobbing	Western Australia	100.0%	Iron Ore
Pinnacle	West Virginia	100.0%	Coal
Oak Grove	Alabama	100.0%	Coal
CLCC	West Virginia	100.0%	Coal
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
Noncontrolling Interests
During the fourth quarter of 2013, CQIM’s interest in Bloom Lake increased by an aggregate of 7.8 percent after CQIM paid both its own and WISCO’s proportionate shares of the cash call for the first half of 2013.  As a result of our cash call payments, CQIM was issued a total of 457,556 new Bloom Lake units, increasing our interest to 82.8 percent in Bloom Lake and diluting WISCO’s interest to 17.2 percent.  The new unit issuance decreased equity attributable to WISCO by $314.8 million for the year ended December 31, 2013 by decreasing WISCO’s interest in Bloom Lake’s accumulated deficit.   We accounted for the increase in ownership as an equity transaction, which resulted in a 314.8 million increase to equity attributable to Cliffs’ shareholders.
Immaterial Error
In connection with our acquisition of Consolidated Thompson in May 2011, the Company acquired a 75 percent controlling interest in Bloom Lake. For financial reporting purposes, the Company fully consolidates Bloom Lake in the accompanying financial statements and allocates a portion of its consolidated results of operations and shareholders’ equity, which is reported as Loss (income) attributable to noncontrolling interest in the Statements of Consolidated Operations and Noncontrolling interest in the Statements of Consolidated Financial Position.
As a result of the application of ASC 805, Business Combinations, we allocated the purchase price to the assets, liabilities and noncontrolling interest at the acquisition date of May 11, 2011 based on their fair values. These fair value adjustments were recorded in the opening balance sheet and consolidated results of operations; however, subsequent effects of the amortization of these fair value adjustments were not allocated to the noncontrolling interest.
In accordance with U.S. GAAP, management has quantitatively and qualitatively evaluated the materiality of the error and has determined that the misstatement was immaterial to the interim and annual financial statements previously filed from June 30, 2011 through December 31, 2013. Accordingly, the adjustment was recorded prospectively in the Statements of Consolidated Operations for the period ended December 31, 2013 and in the Statements of Consolidated Financial Position as of December 31, 2013. The adjustment to noncontrolling interest related to Bloom Lake was approximately $45.1 million and resulted in an increase to Net Income (Loss) Attributable to Cliffs Shareholders and a reduction of Loss (income) attributable to noncontrolling interest and corresponding decrease to Noncontrolling interest in the Statements of Consolidated Financial Position for the year end and as of December 31, 2013. The adjustments also resulted in an increase to basic and diluted earnings per common share of $0.30 and $0.26, respectively, for the year ended December 31, 2013. No other financial statement line items were impacted by this adjustment. The prior period amounts included within the accompanying Consolidated Financial Statements have not been retrospectively adjusted for this impact due to management's materiality assessment as discussed above. The impact of the prospective adjustments in the Statements of Consolidated Operations would have resulted in an increase to basic and diluted earnings per common share of $0.25 and $0.07 for the years ended December 31, 2012 and 2011, respectively.
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in Cliffs' existing accounts receivable. We establish provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. We regularly review our accounts receivable balances and establish or adjust the allowance as necessary using the specific identification method. The allowance for doubtful accounts was $8.1 million at December 31, 2013 and December 31, 2012. There was no bad debt expense for the year ended December 31, 2013. Bad debt expense was $9.0 million and $5.9 million for the years ended December 31, 2012 and 2011, respectively.
Inventories
U.S. Iron Ore
U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method.
We had approximately 1.2 million tons and 1.3 million tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2013 and 2012, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is received. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers.
Eastern Canadian Iron Ore
Iron ore pellet inventories are stated at the lower of cost or market. Cost is determined using the LIFO method. We maintain ownership of the inventories until title has transferred to the customer, which is generally when the product is loaded into the vessel.

Iron ore concentrate inventories are stated at the lower of cost or market. The cost of iron ore concentrate inventories is determined using weighted average cost. We maintain ownership of the inventories until title has transferred to the customer, which generally is when the product is loaded into the vessel.
Asia Pacific Iron Ore
Asia Pacific Iron Ore product inventories are stated at the lower of cost or market. Costs of inventories are being valued on a weighted average cost basis. We maintain ownership of the inventories until title has transferred to the customer, which generally is when the product is loaded into the vessel.
North American Coal
North American Coal product inventories are stated at the lower of cost or market. Cost of coal inventories is calculated using the weighted average cost. We maintain ownership until coal is loaded into rail cars at the mine for domestic sales and until loaded in the vessels at the terminal for export sales.
Supplies and Other Inventories
Supply inventories include replacement parts, fuel, chemicals and other general supplies, which are expected to be used or consumed in normal operations. Supply inventories also include critical spares. Critical spares are replacement parts for equipment that is critical for the continued operation of the mine or processing facilities.
Supply inventories are stated at the lower of cost or market using average cost, less an allowance for obsolete and surplus items. The allowance for obsolete and surplus items was $63.4 million and $29.8 million at December 31, 2013 and 2012, respectively.
Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks.
Derivative financial instruments are recognized as either assets or liabilities in the Statements of Consolidated Financial Position and measured at fair value. On the date a derivative instrument is entered into, we generally designate a qualifying derivative instrument as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction (cash flow hedge). We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. We also formally assess both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively and record all future changes in fair value in the period of the instrument's earnings or losses. The policy allows for not more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, of forecasted net currency exposures that are probable to occur.
For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in accumulated other comprehensive income (loss) and any portion that is ineffective is recorded in current period earnings or losses. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer reasonably possible of occurring.
For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in the period of the instrument's earnings or losses.

Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Property, Plant and Equipment
U.S. Iron Ore and Eastern Canadian Iron Ore
U.S. Iron Ore and Eastern Canadian Iron Ore properties are stated at the lower of cost less accumulated depreciation or fair value. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the mine lives. The Northshore, United Taconite, Empire, Tilden and Wabush operations use the double-declining balance method of depreciation for certain mining equipment. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Buildings	Straight line	45 Years
Mining equipment	Straight line/Double declining balance	10 to 20 Years
Processing equipment	Straight line	15 to 45 Years
Information technology	Straight line	2 to 7 Years
Depreciation continues to be recognized when operations temporarily are idled.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore properties are stated at cost. Depreciation is calculated by the straight-line method or production output basis, not to exceed the mine life, provided over the following estimated useful lives:

Asset Class	Basis	Life
Plant and equipment - non-mining assets	Straight line	5 to 10 Years
Plant and equipment - mining assets	Production output	6 Years
Motor vehicles, furniture & equipment	Straight line	3 to 5 Years
The costs capitalized and classified as Land rights and mineral rights represent lands where we own the surface and/or mineral rights.
Our Asia Pacific Iron Ore, Bloom Lake, Wabush, and United Taconite operations' interests in iron ore reserves and mineralized materials were valued when acquired using a discounted cash flow method. The fair value was estimated based upon the present value of the expected future cash flows from iron ore operations over the economic lives of the respective mines. Refer to NOTE 5 - PROPERTY, PLANT AND EQUIPMENT for further information.
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
Refer to NOTE 5 - PROPERTY, PLANT AND EQUIPMENT for further information.
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
Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Consolidated Financial Position as of December 31, 2013 and December 31, 2012. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Ownership Interest	December 31, 2013	December 31, 2012
Amapá	Investments in ventures [2]	Equity Method	—	N/A	$101.9
Cockatoo	Other liabilities[1]	Equity Method	—	N/A	(25.3)
Hibbing	Other liabilities	Equity Method	23%	$(3.9)	(2.1)
Other	Investments in ventures	Equity Method	Various	34.7	33.9
				$30.8	$108.4

1 At December 31, 2012, our ownership interest percentage for Cockatoo was 50 percent.
2 At December 31, 2012, our ownership interest percentage for Amapá was 30 percent.

Amapá
On December 27, 2012, our Board of Directors authorized the sale of our 30 percent interest in Amapá. Per this original agreement, together with Anglo, we were to sell our respective interest in a 100 percent sale transaction to Zamin. The carrying value of our investment was in excess of the net proceeds expected from the sale, which approximated fair value, resulting in a $365.4 million impairment charge, which was recorded through Equity income (loss) from ventures, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2012.
On March 28, 2013, an unknown event caused the Santana port shiploader to collapse into the Amazon River, preventing further ship loading by the mine operator, Anglo. In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent evaluation of the effect that this event had on the carrying value of our investment in Amapá as of June 30, 2013, we recorded an impairment charge of $67.6 million in the second quarter of 2013.
On August 28, 2013, we entered into additional agreements to sell our 30 percent interest in Amapá to Anglo for nominal cash consideration, plus the right to certain contingent deferred consideration upon the two-year anniversary of the closing.  The closing was conditional on obtaining certain regulatory approvals and the additional agreement provided Anglo with an option to request that we transfer our interest in Amapá directly to Zamin.  Anglo exercised this option and the transfer to Zamin was completed in the fourth quarter of 2013.
         Cockatoo Island
On July 31, 2012, we entered into a definitive asset sale agreement with our joint venture partner, HWE Cockatoo Pty Ltd., to sell our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island to Pluton Resources, which was amended on August 31, 2012. On September 7, 2012, the closing date, Pluton Resources paid a nominal sum of AUD $4.00 and assumed ownership of the assets and responsibility for the environmental rehabilitation obligations and other assumed liabilities not inherently attached to the tenements acquired. The rehabilitation obligations and assumed liabilities that are inherently attached to the tenements were transferred to Pluton Resources upon registration by the Department of Mining and Petroleum denoting Pluton Resources as the tenement holder. Upon final settlement of the sale, which was completed during the second quarter of 2013, we extinguished approximately $18.6 million related to the estimated cost of the rehabilitation.
Hibbing
Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against Cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining ventures' production cost, reflecting the cost-based nature of our participation in unconsolidated ventures.
Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. We had goodwill of $74.5 million and $167.4 million recorded in the Statements of Consolidated Financial Position at December 31, 2013 and 2012, respectively. In accordance with the provisions of ASC 350, we compare the fair value of the respective reporting unit to its carrying value on an annual basis (or more frequently if necessary as discussed below) to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value of its goodwill.
After performing our annual goodwill impairment test in the fourth quarter of 2013, we determined that $80.9 million of goodwill associated with our Ferroalloys operating segment was impaired. The impairment charge was primarily a result of the decision made in the fourth quarter of 2013 to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online.

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
We determined there were long-lived tangible and intangible asset impairments related to the Wabush operations within our Eastern Canadian Iron Ore operating segment as of December 31, 2013 that resulted in impairment charges of $145.1 million and $9.5 million, respectively. At December 31, 2012, we determined there was a long-lived asset impairment related to the Wabush mine's pelletizing operations that resulted in an impairment charge of $49.9 million.
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
Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2013 and 2012 include money market funds. Valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Marketable Securities
Where quoted prices are available in an active market, marketable securities are classified within Level 1 of the valuation hierarchy. Marketable securities classified in Level 1 at December 31, 2013 and 2012 include available-for-sale securities. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
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
We recognize the funded or unfunded status of our postretirement benefit obligations on our December 31, 2013 and 2012 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are recorded as Accumulated other comprehensive loss.

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
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flow. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC 410. We perform an in-depth evaluation of the liability every three years in addition to routine annual assessments, most recently performed in 2011, except for Asia Pacific Iron Ore operations which were performed in 2012.
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
Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers and freight costs to move product from the Upper Great Lakes to ports in Quebec to use for exports in Freight and venture partners' cost reimbursements separate from Product revenues. Revenue is recognized for the expected reimbursement of services when the services are performed.
North American Coal
We sell our products pursuant to supply agreements negotiated and executed with our customers. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product is delivered in accordance with F.O.B. terms, title and risk of loss have transferred to the customer in accordance with the specified provisions of each supply agreement and collection of the sales price reasonably is assured. Delivery on our coal sales is determined to be complete for revenue recognition purposes when title and risk of loss has passed to the customer in accordance with stated contractual terms and there are no other future obligations related to the shipment. For domestic shipments, title and risk of loss generally passes as the coal is loaded into transport carriers for delivery to the customer. For international shipments, title generally passes at the time coal is loaded onto the shipping vessel. Revenue from product sales in 2013, 2012 and 2011 included reimbursement for freight charges paid to move coal from the mine to port locations of $85.8 million, $101.0 million and $18.3 million, respectively, and is recorded in Freight and venture partners' cost reimbursements on the Statements of Consolidated Operations.

Deferred Revenue
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales are classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of December 31, 2013 and 2012, installment amounts received in excess of sales totaled $115.6 million and $128.4 million, respectively. As of December 31, 2013, deferred revenue of $12.8 million was recorded in Other current liabilities and $102.8 million was recorded as long term in Other liabilities in the Statements of Consolidated Financial Position. As of December 31, 2012, deferred revenue of $12.8 million was recorded in Other current liabilities and $115.6 million was recorded as long term in Other liabilities in the Statements of Consolidated Financial Position.
In 2013, due to the payment terms and the timing of cash receipts near year-end, the Company ended up with cash receipts in excess of shipments on one customer contract. The shipments were completed in early 2014. In 2012, customer purchases were made in order to secure the 2012 pricing on shipments to occur in early 2013 and at the request of the customers the ore was not shipped, therefore the inventory remained at our facilities. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $13.5 million and $17.1 million, respectively, was deferred on the December 31, 2013 and December 31, 2012 Statements of Consolidated Financial Position.
Cost of Goods Sold
U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore
Cost of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations. Operating expenses primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively for the cost of production. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected for the noncontrolling partner participant. As we are responsible for product fulfillment, we act as a principal in the transaction and, accordingly, record revenue under these arrangements on a gross basis.
The following table is a summary of reimbursements in our U.S. Iron Ore operations for the years ended December 31, 2013, 2012 and 2011:

	(In Millions)
	Year Ended December 31,
	2013	2012	2011
Reimbursements for:
Freight	$177.3	$142.0	$128.4
Venture partners’ cost	82.2	108.8	95.9
Total reimbursements	$259.5	$250.8	$224.3
Where we have joint ownership of a mine, our contracts entitle us to receive royalties and/or management fees, which we earn as the pellets are produced.

North American Coal
Cost of goods sold and operating expenses represent all direct and indirect costs and expenses applicable to the sales and revenues of our mining operations.
Repairs and Maintenance
Repairs, maintenance and replacement of components are expensed as incurred. The cost of major equipment overhauls is capitalized and depreciated over the estimated useful life, which is the period until the next scheduled overhaul, generally five years. All other planned and unplanned repairs and maintenance costs are expensed when incurred.
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
See NOTE 15 - INCOME TAXES for further information.

Discontinued Operations
On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45 percent economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. Upon completion of the transaction on November 12, 2012, we collected approximately AUD $141.0 million in net cash proceeds. The assets sold included our interests in the Sonoma mine along with our ownership of the affiliated washplant. The Sonoma operations previously were included in Other within our reportable segments.
On September 27, 2011, we announced our plans to cease and dispose of the operations at the renewaFUEL biomass production facility in Michigan. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition, LLC and the sale was completed in the first quarter of 2013. The results of operations of the renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. We recorded a loss of $0.1 million as Income and Gain on Sale from Discontinued Operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2012. This compares to losses of $18.5 million, net of $9.2 million in tax benefits for the year ended December 31, 2011. The loss recorded for the year ended December 31, 2011, included a $16.0 million impairment charge, taken to write the renewaFUEL assets down to fair value.
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
Foreign Currency
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
Earnings Per Share
We present both basic and diluted earnings per share amounts. Basic earnings per share amounts are calculated by dividing Net Income (Loss) Attributable to Cliffs Shareholders less any paid or declared but unpaid dividends on our depositary shares by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share amounts are calculated by dividing Net Income (Loss) Attributable to Cliffs Shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury stock method and the number of common shares that would be issued under an assumed conversion of our outstanding depositary shares, each representing a 1/40th interest in a share of our Series A Mandatory Convertible Preferred Stock, Class A, under the if-converted method. Our outstanding depositary shares are convertible into common shares based on the volume weighted average of closing prices of our common shares over the 20 consecutive trading day period ending on the third day immediately preceding the end of the reporting period. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 19 - EARNINGS PER SHARE for further information.

Recent Accounting Pronouncements
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions except where the deferred tax asset or other carryforward are not available for use. The adoption of the pronouncement does not have an impact in the presentation of our financial statement.
In February 2013, the FASB amended the guidance on the presentation of comprehensive income in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. Rather, it requires the entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The new guidance was applied prospectively for reporting periods beginning after December 15, 2012. We adopted the provisions of guidance required for the period beginning January 1, 2013. Refer to NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for further information.
NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our four metallurgical coal operations and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. Inter-segment revenues have been eliminated in consolidation.
The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and, therefore, are not reported separately.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the years ended December 31, 2013, 2012, and 2011 including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures:

	(In Millions)
	2013		2012		2011
Revenues from product sales and services:
U.S. Iron Ore	$2,667.9	47%	$2,723.3	46%	$3,509.9	53%
Eastern Canadian Iron Ore	978.7	17%	1,008.9	17%	1,178.1	18%
Asia Pacific Iron Ore	1,224.3	22%	1,259.3	22%	1,363.5	21%
North American Coal	821.9	14%	881.1	15%	512.1	8%
Other (including inter-segment revenue eliminations)	(1.4)	—%	0.1	—%	0.3	—%
Total revenues from product sales and services	$5,691.4	100%	$5,872.7	100%	$6,563.9	100%

Sales margin:
U.S. Iron Ore	$901.9		$976.2		$1,679.3
Eastern Canadian Iron Ore	(103.3)		(121.4)		290.9
Asia Pacific Iron Ore	367.1		311.0		699.5
North American Coal	(14.5)		(1.8)		(58.4)
Other (including inter-segment sales margin eliminations)	(1.9)		8.1		(0.4)
Sales margin	1,149.3		1,172.1		2,610.9
Other operating income (expense)	(478.3)		(1,480.9)		(314.1)
Other income (expense)	(181.7)		(193.0)		(106.3)
Income (loss) from continuing operations before income taxes and equity income (loss) from ventures	$489.3		$(501.8)		$2,190.5

Depreciation, depletion and amortization:
U.S. Iron Ore	$120.3		$100.9		$86.2
Eastern Canadian Iron Ore	178.5		160.2		124.6
Asia Pacific Iron Ore	153.7		151.9		100.9
North American Coal	128.9		98.2		86.5
Other	11.9		14.6		28.7
Total depreciation, depletion and amortization	$593.3		$525.8		$426.9

Capital additions (1):
U.S. Iron Ore	$53.3		$168.8		$191.4
Eastern Canadian Iron Ore	625.5		865.2		303.1
Asia Pacific Iron Ore	13.0		87.7		262.0
North American Coal	55.0		144.1		181.0
Other	5.5		69.5		23.4
Total capital additions	$752.3		$1,335.3		$960.9

(1)    Includes capital lease additions and non-cash accruals. Refer to NOTE 21 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	December 31, 2013	December 31, 2012	December 31, 2011
Assets:
U.S. Iron Ore	$1,671.6	$1,735.1	$1,691.8
Eastern Canadian Iron Ore	7,915.5	7,605.1	7,973.1
Asia Pacific Iron Ore	1,078.4	1,506.3	1,511.2
North American Coal	1,841.8	1,877.8	1,814.4
Other	455.6	570.9	1,017.6
Total segment assets	12,962.9	13,295.2	14,008.1
Corporate	159.0	279.7	533.6
Total assets	$13,121.9	$13,574.9	$14,541.7
Included in the consolidated financial statements are the following amounts relating to geographic location:

	(In Millions)
	2013	2012	2011
Revenue
United States	$1,857.6	$2,108.5	$2,774.1
China	1,909.4	2,008.2	2,114.5
Canada	871.2	728.1	914.3
Other countries	1,053.2	1,027.9	761.0
Total revenue	$5,691.4	$5,872.7	$6,563.9
Property, Plant and Equipment, Net
United States	$2,721.6	$2,795.3	$2,684.9
Australia	751.0	1,042.4	1,017.8
Canada	7,680.8	7,369.6	6,701.4
Total Property, Plant and Equipment, Net	$11,153.4	$11,207.3	$10,404.1
Concentrations in Revenue
In 2013, one customer individually accounted for more than 10 percent of our consolidated product revenue. In 2012 and 2011, one customer in each year individually accounted for more than 10 percent of our consolidated product revenue. Total revenue from this customer accounted for more than 10 percent of our consolidated product revenues and represents approximately $1.0 billion, $923.7 million and $1.4 billion of our total consolidated product revenue in 2013, 2012 and 2011, respectively, and is attributable to our U.S. Iron Ore, Eastern Canadian Iron Ore and North American Coal business segments.
The following table represents the percentage of our total revenue contributed by each category of products and services in 2013, 2012, and 2011:

	2013	2012	2011
Revenue Category
Iron ore	80%	81%	88%
Coal	13%	13%	8%
Freight and venture partners’ cost reimbursements	7%	6%	4%
Total revenue	100%	100%	100%

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position as of December 31, 2013 and December 31, 2012:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest-Rate Swaps		$—		$—	Other current liabilities	$2.1		$—
Foreign Exchange Contracts	Other current assets	0.3	Other current assets	16.2	Other current liabilities	25.8	Other current liabilities	1.9
Total derivatives designated as hedging instruments under ASC 815		$0.3		$16.2		$27.9		$1.9
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—	Other current liabilities	$1.1		$—
Customer Supply Agreements	Other current assets	55.8	Other current assets	58.9		—		—
Provisional Pricing Arrangements	Other current assets	3.1	Other current assets	3.5	Other current liabilities	10.3	Other current liabilities	11.3
Total derivatives not designated as hedging instruments under ASC 815		$58.9		$62.4		$11.4		$11.3
Total derivatives		$59.2		$78.6		$39.3		$13.2
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
We use foreign currency exchange contracts to hedge our foreign currency exposure for a portion of our U.S. dollar sales receipts in our Australian functional currency entities and our entities with Canadian dollar operating costs. For our Australian operations, U.S. dollars are converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. For our Canadian operations, U.S. dollars are converted to Canadian dollars at the exchange rate in effect for the period the operating costs are incurred. The primary objective for the use of these instruments is to reduce exposure to changes in Australian and U.S. currency exchange rates and U.S. and Canadian currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment, and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.
As of December 31, 2013, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $323.0 million and $285.9 million, respectively, in the form of forward contracts with varying maturity dates ranging from January 2014 to December 2014. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $400.0 million and $630.4 million, respectively, as of December 31, 2012.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Consolidated Financial Position. Any ineffectiveness is recognized immediately in income. As of December 31, 2013 and 2012, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Canadian hedge contracts were deemed ineffective during the fourth quarter of 2013 and no longer qualified for hedge accounting treatment. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that losses of $15.0 million and losses of $2.9 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
Interest Rate Risk Management
Interest rate risk is managed using a portfolio of variable-rate and fixed-rate debt composed of short-term and long-term instruments, such as U.S. treasury lock agreements and variable-to-fixed interest rate swaps. From time to time, these instruments, which are derivative instruments, are entered into to facilitate the maintenance of the desired ratio of variable-rate to fixed-rate debt.
In the second quarter of 2012, we entered into U.S. treasury lock agreements with a notional value of $200.0 million to hedge the exposure to the possible rise in the interest rate prior to the issuance of the five-year senior notes due 2018 discussed in NOTE 10 - DEBT AND CREDIT FACILITIES. These derivative instruments were designated and qualified as cash flow hedges. The U.S. treasury locks were settled in the fourth quarter of 2012 upon the issuance of $500.0 million principal amount of the senior notes due 2018 for a cumulative after-tax loss of $1.3 million, which was recorded in Accumulated other comprehensive loss and is being amortized to Changes in fair value of foreign currency contracts, net over the life of the senior notes due 2018. Approximately $0.1 million net of tax was recognized in earnings in 2013 and approximately $0.1 million net of tax is expected to be recognized in earnings in 2014.

The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2013	2012	2011		2013	2012	2011
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(34.7)	$20.2	$1.8	Product revenues	$(11.9)	$14.8	$2.6
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(12.9)	6.7	—	Cost of goods sold and operating expenses	(8.2)	3.3	—
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	—	Product revenues	—	—	0.7
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	(4.1)	—	—	Cost of goods sold and operating expenses	(1.9)	—	—
Treasury Locks	—	(1.3)	—	Changes in fair value of foreign currency contracts, net	(0.1)	—	—
Total	$(51.7)	$25.6	$1.8		$(22.1)	$18.1	$3.3
Fair Value Hedges
Interest Rate Hedges
Our fixed-to-variable interest rate swap derivative instruments, with a notional amount of $250.0 million, are designated and qualify as fair value hedges as of December 31, 2013. The objective of the hedges are to hedge changes in the debt's fair value associated with fluctuations in the benchmark LIBOR interest rate as part of our risk management strategy.
For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current net income. We include the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income (expense). The net gain recognized in Other non-operating income (expense) for the year ended December 31, 2013 was $0.1 million. There were no derivative instruments that were designated and qualifying as fair-value hedges for the year ended December 31, 2012.

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the fourth quarter of 2013, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with Wabush and Ferroalloys operations as projected future cash flows were no longer considered probable, but we continue to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for Wabush or Ferroalloys operations. As of December 31, 2013, the de-designated outstanding foreign currency exchange rate contracts had a notional amount of $74.8 million in the form of forward contracts with varying maturity dates ranging from January 2014 to June 2014.
As a result of discontinued hedge accounting, the instruments are prospectively marked to fair value each reporting period through Cost of goods sold and operating expenses on the Statements of Consolidated Operations. For the year ended December 31, 2013, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $0.6 million. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. For the year ended December 31, 2013, we reclassified losses of $1.9 million from Accumulated other comprehensive loss related to contracts that matured during the year, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Consolidated Operations. As of December 31, 2013, approximately $0.5 million of losses remains in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate the remaining $0.5 million of losses will be reclassified to Cost of goods sold and operating expenses in the next 12 months upon the maturity of the related contracts.
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
We recognized $149.2 million, $171.4 million and $178.0 million as Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011, respectively, related to the supplemental payments. Other current assets, representing the fair value of the pricing factors, were $55.8 million and $58.9 million in the December 31, 2013 and December 31, 2012 Statements of Consolidated Financial Position, respectively.

Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At December 31, 2013 and December 31, 2012, we recorded $3.1 million and $3.5 million, respectively, as Other current assets and $10.3 million and $11.3 million, respectively, as Other current liabilities in the Statements of Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at December 31, 2013 and related to our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $7.2 million decrease in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2013 related to these arrangements. This compares with a net $7.8 million decrease in Product revenues for the comparable period in 2012. At December 31, 2011, we did not have any derivative assets or liabilities recorded due to these arrangements.
In instances when we were still working to revise components of the pricing calculations referenced within our supply agreements to incorporate new market inputs to the pricing mechanisms, we recorded certain shipments made to customers based on an agreed-upon provisional price. The shipments were recorded based on the provisional price until settlement of the market inputs to the pricing mechanisms are finalized. The lack of agreed-upon market inputs results in these provisional prices being characterized as derivatives. The derivative instrument, which is settled and billed or credited once the determinations of the market inputs to the pricing mechanisms are finalized, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates determined by management. During 2013 and 2012, we reached final pricing settlements on the customer supply agreements in which components of the pricing calculation were still being revised, prior to each year end. As such, at December 31, 2013 and December 31, 2012, no shipments were recorded based upon contracts where the market inputs to the pricing mechanisms were still being finalized, as all outstanding were settled during the corresponding year. We recognized $809.1 million as an increase in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2011 under the pricing provisions for certain shipments to U.S. Iron Ore and Eastern Canadian Iron Ore customers as we were still in the process of revising the terms of the related customer supply agreements. For the year ended December 31, 2011, $309.4 million of the revenues were realized due to the pricing settlements that primarily occurred with our U.S. Iron Ore customers during 2011.
At December 31, 2011, we recorded $1.2 million Other current assets, $19.5 million Other current liabilities and $83.8 million Accounts receivable, net in the Statements of Consolidated Financial Position related to these types of provisional pricing arrangements with various U.S. Iron Ore and Eastern Canadian Iron Ore customers.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2013	2012	2011
Foreign Exchange Contracts	Product revenues	$—	$—	$1.0
Foreign Exchange Contracts	Cost of goods sold and operating expenses	(0.6)	—	—
Foreign Exchange Contracts	Other income (expense)	—	0.3	101.9
Foreign Exchange Contracts	Income and Gain on Sale from Discontinued Operations, net of tax	—	(0.3)	—
Treasury Locks	Changes in fair value of foreign currency contracts, net	—	(0.4)	—
Customer Supply Agreements	Product revenues	149.2	171.4	178.0
Provisional Pricing Arrangements	Product revenues	(7.2)	(7.8)	809.1
Total		$141.4	$163.2	$1,090.0
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position as of December 31, 2013 and 2012:

	(In Millions)
	December 31, 2013			December 31, 2012
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$92.1	$13.0	$105.1	$147.2	$22.9	$170.1
Eastern Canadian Iron Ore	65.3	48.1	113.4	62.6	44.2	106.8
Asia Pacific Iron Ore	39.7	50.6	90.3	36.7	37.2	73.9
North American Coal	59.4	23.2	82.6	36.7	49.0	85.7
Total	$256.5	$134.9	$391.4	$283.2	$153.3	$436.5
U.S. Iron Ore
The excess of current cost over LIFO cost of iron ore inventories was $115.3 million and $122.2 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, the product inventory balance for U.S. Iron Ore declined, resulting in liquidation of a LIFO layer in 2013. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $7.4 million in the Statements of Consolidated Operations for the year ended December 31, 2013. As of December 31, 2012, the product inventory balance for U.S. Iron Ore increased, resulting in a LIFO increment in 2012. The effect of the inventory build was an increase in Inventories of $47.5 million in the Statements of Consolidated Financial Position for the year ended December 31, 2012.

Eastern Canadian Iron Ore
Our pellet inventories carried on a LIFO cost were immaterial at December 31, 2013 due to our transition to only producing concentrate inventory, which is carried at weighted-average cost. The excess of current cost over LIFO cost of iron ore inventories was $27.7 million at December 31, 2012. As of December 31, 2012, the product inventory balance for Eastern Canadian Iron Ore pellet inventory declined, resulting in liquidation of LIFO layers during the year. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $7.0 million in the Statements of Consolidated Operations.
For the year ended December 31, 2013, the LCM concentrate and pellet inventory charges recorded were $13.2 million and $11.1 million, respectively, which were recorded in Cost of goods sold and operating expenses in the Statements of Consolidated Operations for our Eastern Canadian Iron Ore operations.
Additionally, we recorded unsaleable inventory impairment charges of $10.6 million and $7.9 million, respectively, relating to Wabush pellets and concentrate inventory. Both of these charges were recorded in Cost of goods sold and operating expenses during 2013 and included in the Statements of Consolidated Operations for the year ended December 31, 2013 for our Eastern Canadian Iron Ore operations.
No LCM inventory adjustments were recorded for the year ended December 31, 2012 within the Eastern Canadian Iron Ore operating segment results.
North American Coal
We recorded LCM inventory charges of $11.1 million, $24.4 million and $6.6 million in Cost of goods sold and operating expenses in the Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011, respectively, for our North American Coal operations. These charges were a result of market declines and costs associated with operational and geological issues.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2013 and 2012:

	(In Millions)
	December 31,
	2013	2012
Land rights and mineral rights	$7,819.6	$7,920.8
Office and information technology	125.7	92.4
Buildings	255.2	162.0
Mining equipment	1,600.3	1,290.7
Processing equipment	2,148.6	1,937.4
Railroad equipment	219.0	240.8
Electric power facilities	114.3	58.7
Port facilities	99.4	114.3
Interest capitalized during construction	23.8	20.8
Land improvements	69.3	43.9
Other	104.4	39.0
Construction in-progress	991.3	1,123.9
	13,570.9	13,044.7
Allowance for depreciation and depletion	(2,417.5)	(1,837.4)
	$11,153.4	$11,207.3
We recorded depreciation expense of $366.9 million, $293.5 million and $237.8 million in the Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011, respectively.

The accumulated amount of capitalized interest included within construction in-progress at December 31, 2013 is $31.4 million, of which $17.4 million was capitalized during 2013. At December 31, 2012, $17.1 million of capitalized interest was included within construction in-progress, of which $15.4 million was capitalized during 2012.
During the years ended December 31, 2013 and 2012, due to lower than previously expected profits as a result of decreased iron ore pricing expectations and increased costs, we determined that indicators of impairment with respect to certain of our long-lived assets or asset groups existed. Our asset groups generally consist of the assets and liabilities of one or more mines, preparation plants and associated reserves for which the lowest level of identifiable cash flows largely are independent of cash flows of other mines, preparation plants and associated reserves.
During the fourth quarter of 2013, we continued to experience higher than expected production costs and operational inefficiencies at our Wabush operations within our Eastern Canadian Iron Ore operation segment that have resulted in continued declines in our profitability of that business, which represents an asset group for purposes of testing our long-lived assets for recoverability. Upon completion of an impairment analysis, it was determined the fair value was less than the carrying value of the asset group, which resulted in an other long-lived asset impairment charge of tangible property, plant and equipment of $140.1 million as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations for the year ended December 31, 2013. The fair value estimate was calculated using a market approach.
As a result of the assessment in the fourth quarter of 2012, we determined that the projected future cash flows associated with our Eastern Canadian pelletizing operations were not sufficient to support the recoverability of the carrying value of these productive assets. Accordingly, during the fourth quarter of 2012, an asset impairment charge of $49.9 million was recorded as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations for the year ended December 31, 2012 related to the Wabush mine pelletizing operations reported in our Eastern Canadian Iron Ore operating segment. The fair value estimate was calculated using a market approach. There was no impairment of the dock facilities or the mine and concentrator long-lived assets that are part of the Wabush mine in 2012.
The net book value of the land rights and mineral rights as of December 31, 2013 and 2012 is as follows:

	(In Millions)
	December 31,
	2013	2012
Land rights	$46.3	$46.4
Mineral rights:
Cost	$7,773.3	$7,874.4
Less depletion	942.6	727.0
Net mineral rights	$6,830.7	$7,147.4
Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Cost of goods sold and operating expenses. We recorded depletion expense of $206.5 million, $209.8 million and $159.7 million in the Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The acquisition of Consolidated Thompson reflected our strategy to build scale by owning expandable and exportable steelmaking raw material assets serving international markets. Through our acquisition of Consolidated Thompson, we now own and operate an iron ore mine and processing facility near Bloom Lake in Quebec, Canada that produces iron ore concentrate of high quality. WISCO was a 25 percent partner in the Bloom Lake mine at the time of acquisition, but as of November 19, 2013, WISCO owns 17.2 percent in the Bloom Lake mine. We also own additional development properties known as Labrador Trough South located in Quebec. All of these properties are in proximity to our existing Canadian operations and will allow us to leverage our port facilities and supply this iron ore to the seaborne market.

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
The fair value of the noncontrolling interest in the assets acquired and liabilities assumed in Bloom Lake has been allocated proportionately, based upon WISCO’s 25 percent interest in Bloom Lake at the time of acquisition. We then reduced the allocated fair value of WISCO’s ownership interest in Bloom Lake to reflect the noncontrolling interest discount.
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
Acquisition-related costs in the amount of $25.4 million were charged directly to operations and are included within Consolidated Thompson acquisition costs in the Statements of Consolidated Operations for the year ended December 31, 2011. In addition, we recognized $15.7 million of deferred debt issuance costs, net of accumulated amortization of $1.9 million, associated with issuing and registering the debt required to fund the acquisition as of December 31, 2011. Of these costs, $1.7 million and $14.0 million, respectively, have been recorded in Other current assets and Other non-current assets in the Statements of Consolidated Financial Position at December 31, 2011. Upon the termination of the bridge credit facility that we entered into to provide a portion of the financing for Consolidated Thompson, $38.3 million of related debt issuance costs were recognized in Interest expense, net in the Statements of Consolidated Operations for the year ended December 31, 2011.
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

	(In Millions, Except Per Common Share)
	2011	2010
REVENUES FROM PRODUCT SALES AND SERVICES	$6,772.3	$4,784.6
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$1,612.3	$912.5
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$11.50	$6.74
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$11.43	$6.70
The 2011 pro forma Net Income (Loss) Attributable to Cliffs Common Shareholders was adjusted to exclude $69.6 million of Cliffs and Consolidated Thompson acquisition-related costs and $59.8 million of non-recurring inventory purchase accounting adjustments incurred during the year ended December 31, 2011. The 2010 pro forma Net Income (Loss) Attributable to Cliffs Common Shareholders was adjusted to include the $59.8 million of non-recurring inventory purchase accounting adjustments.
NOTE 7 - DISCONTINUED OPERATIONS
The table below sets forth selected financial information related to operating results of our business classified as discontinued operations. While the reclassification of revenues and expenses related to discontinued operations for prior periods has no impact upon previously reported net income, the Statements of Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations. During the fourth quarter of 2012, we sold our 45 percent economic interest in Sonoma. The Sonoma operations previously were included in Other within our reportable segments.
The following table presents detail of our operations related to our Sonoma operations in the Statements of Consolidated Operations:

	(In Millions)
	Year Ended December 31,
	2013	2012	2011
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$151.6	$230.4

GAIN ON SALE FROM DISCONTINUED OPERATIONS, net of tax	—	38.0	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	2.0	(2.1)	38.6
INCOME and GAIN ON SALE FROM DISCONTINUED OPERATIONS, net of tax	$2.0	$35.9	$38.6
Income and Gain on Sale from Discontinued Operations, net of tax during the year ended December 31, 2013 relates to additional income tax benefit resulting from the actual tax gain from the sale of Sonoma as included on the 2012 tax return, which was filed during the year ended December 31, 2013.

We recorded a gain of $38.0 million, net of $8.1 million in tax expense in Income and Gain on Sale from Discontinued Operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2012 related to our sale of the Sonoma operations, which was completed as of November 12, 2012. We recorded a loss from discontinued operations in 2012 of $2.1 million, net of $2.4 million in tax expense. This compares to income from discontinued operations of $38.6 million, net of $12.4 million in tax expense for the year ended December 31, 2011.
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies and is not subject to amortization. We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which management generally reviews production and financial results of that component. Decisions often are made as to capital expenditures, investments and production plans at the component level as part of the ongoing management of the related operating segment. We have determined that our Asia Pacific Iron Ore and Ferroalloys operating segments constitute separate reporting units, that CQIM and Wabush within our Eastern Canadian Iron Ore operating segment constitute reporting units, that CLCC within our North American Coal operating segment constitutes a reporting unit and that Northshore within our U.S. Iron Ore operating segment constitutes a reporting unit. Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may exceed their fair value.
During the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. The impairment charge was primarily a result of the decision made in the fourth quarter of 2013 to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online.
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
Additionally, during the fourth quarter of 2012, a goodwill impairment charge of $2.7 million was recorded for our Wabush reporting unit. This charge was primarily a result of downward long-term pricing estimates and increased costs.
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the years ended December 31, 2013 and December 31, 2012:

	(In Millions)
	December 31, 2013						December 31, 2012
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$84.5	$—	$80.9	$167.4	$2.0	$986.2	$83.0	$—	$80.9	$1,152.1
Arising in business combinations	—	—	—	—	—	—	—	13.8	—	—	—	13.8
Impairment	—	—	—	—	(80.9)	(80.9)	—	(1,000.0)	—	—	—	(1,000.0)
Impact of foreign currency translation	—	—	(12.0)	—	—	(12.0)	—	—	1.5	—	—	1.5
Ending Balance	$2.0	$—	$72.5	$—	$—	$74.5	$2.0	$—	$84.5	$—	$80.9	$167.4
Accumulated Goodwill Impairment Loss	$—	$(1,000.0)	$—	$(27.8)	$(80.9)	$(1,108.7)	$—	$(1,000.0)	$—	$(27.8)	$—	$(1,027.8)
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of December 31, 2013 and December 31, 2012:

		(In Millions)
		December 31, 2013			December 31, 2012
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$127.4	$(35.9)	$91.5	$136.1	$(31.7)	$104.4
Utility contracts	Intangible assets, net	54.7	(53.1)	1.6	54.7	(32.4)	22.3
Leases	Intangible assets, net	2.4	(0.1)	2.3	5.7	(3.4)	2.3
Total intangible assets		$184.5	$(89.1)	$95.4	$196.5	$(67.5)	$129.0
Below-market sales contracts	Other current liabilities	$(23.0)	$—	$(23.0)	$(46.0)	$—	$(46.0)
Below-market sales contracts	Other liabilities	(205.9)	159.7	(46.2)	(250.7)	181.6	(69.1)
Total below-market sales contracts		$(228.9)	$159.7	$(69.2)	$(296.7)	$181.6	$(115.1)

Amortization expense relating to intangible assets was $19.9 million, $22.5 million and $17.7 million for the years ended December 31, 2013, 2012 and 2011, and is recognized in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. Additionally, an impairment charge of $9.5 million was recorded related to the utility contracts intangible asset and is recognized in Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2014	$9.3
2015	7.7
2016	7.2
2017	6.5
2018	7.5
Total	$38.2
The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which has a remaining life of approximately three years. For the years ended December 31, 2013, 2012 and 2011, we recognized $45.9 million, $46.3 million and $57.0 million, respectively, in Product revenues related to below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for each of the five succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31
2014	$23.0
2015	23.0
2016	23.0
2017	0.2
2018	$—
Total	$69.2

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at December 31, 2013 and 2012:

	(In Millions)
	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$85.0	$—	$—	$85.0
Derivative assets	—	—	58.9	58.9
Available-for sale marketable securities	21.4	—	—	21.4
Foreign exchange contracts	—	0.3	—	0.3
Total	$106.4	$0.3	$58.9	$165.6
Liabilities:
Derivative liabilities	$—	$2.1	$10.3	$12.4
Foreign exchange contracts	—	26.9	—	26.9
Total	$—	$29.0	$10.3	$39.3

	(In Millions)
	December 31, 2012
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$100.0	$—	$—	$100.0
Derivative assets	—	—	62.4	62.4
Available-for sale marketable securities	27.0	—	—	27.0
Foreign exchange contracts	—	16.2	—	16.2
Total	$127.0	$16.2	$62.4	$205.6
Liabilities:
Derivative liabilities	$—	$—	$11.3	$11.3
Foreign exchange contracts	—	1.9	—	1.9
Total	$—	$1.9	$11.3	$13.2
Financial assets classified in Level 1 at December 31, 2013 and 2012 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At December 31, 2013, such derivative financial instruments included our existing foreign currency exchange contracts and interest rate swaps. At December 31, 2012, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at December 31, 2013 and December 31, 2012 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at December 31, 2013 and December 31, 2012, also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at December 31, 2013 and our U.S. Iron Ore and Eastern Canadian Iron Ore customers at December 31, 2012. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)
	12/31/2013
Provisional Pricing Arrangements	$3.1	Other current assets	Market Approach	Management's Estimate of 62% Fe	$135
	$10.3	Other current liabilities
Customer Supply Agreement	$55.8	Other current assets	Market Approach	Hot-Rolled Steel Estimate	$605 - $655 ($640)
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
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2013 and 2012. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

	(In Millions)
	Derivative Assets (Level 3)		Derivative Liabilities (Level 3)
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Beginning balance - January 1	$62.4	$157.9	$(11.3)	$(19.5)
Total gains (losses)
Included in earnings	152.3	174.9	(10.3)	(11.3)
Settlements	(155.8)	(270.4)	11.3	19.5
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - December 31	$58.9	$62.4	$(10.3)	$(11.3)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets still held at the reporting date	$152.3	$174.9	$(10.3)	$(11.3)
Gains and losses included in earnings are reported in Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2013 and 2012.

The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at December 31, 2013 and 2012 were as follows:

		(In Millions)
		December 31, 2013		December 31, 2012
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Other receivables:
Customer supplemental payments	Level 2	$—	$—	$22.3	$21.3
ArcelorMittal USA—Receivable	Level 2	11.3	11.9	19.3	21.3
Other	Level 2	9.4	9.4	10.9	10.9
Total receivables		$20.7	$21.3	$52.5	$53.5
Long-term debt:
Term loan—$1.25 billion	Level 2	$—	$—	$753.0	$753.0
Senior notes—$700 million	Level 2	699.4	718.2	699.4	759.4
Senior notes—$1.3 billion	Level 2	1,289.6	1,404.9	1,289.4	1,524.7
Senior notes—$400 million	Level 2	398.4	432.1	398.2	464.3
Senior notes—$500 million	Level 2	496.5	523.8	495.7	528.4
Revolving loan	Level 2	—	—	325.0	325.0
Equipment Loan Facilities	Level 2	140.8	140.8	—	—
Fair Value Adjustment to Interest Rate Hedge	Level 2	(2.1)	(2.1)	—	—
Total long-term debt		$3,022.6	$3,217.7	$3,960.7	$4,354.8
The fair value of the receivables and debt are based on the fair market yield curves for the remainder of the term expected to be outstanding.
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount up to $22.3 million in exchange for interest payments until the deferred amount was repaid in 2013. Interest was payable by the customer quarterly and began in September 2009 at the higher of 9 percent or the prime rate plus 350 basis points. During the first half of 2013, payments totaling $22.3 million on the outstanding amount due were made by the customer and the receivable was fully repaid by the end of June 2013. As of December 31, 2012, the receivable of $22.3 million was classified as current and recorded in Other current assets in the Statements of Consolidated Financial Position as all supplemental payments to be paid by the customer were due by the end of 2013. The fair value of the receivable of $21.3 million at December 31, 2012 is based on a discount rate of 2.81 percent, which represented the estimated credit-adjusted risk-free interest rate for the period the receivable was outstanding.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $11.3 million and $19.3 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, the remaining balance of $11.3 million was recorded in Other current assets and at December 31, 2012, $10.0 million of the remaining balance was recorded in Other current assets. The fair value of the receivable of $11.9 million and $21.3 million at December 31, 2013 and December 31, 2012, respectively, is based on a discount rate of 1.28 percent and 2.85 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The term loan and revolving loan are variable rate interest and approximate fair value. See NOTE 10 - DEBT AND CREDIT FACILITIES for further information.
Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis at December 31, 2013 and December 31, 2012. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Goodwill impairment - Ferroalloys reporting unit	$—	$—	$—	$—	$80.9
Other long-lived assets - Property, plant and equipment	—	—	46.3	46.3	155.4
Other long-lived assets - Intangibles and long-term deposits	—	—	1.6	1.6	14.5
Investment in ventures impairment - Amapá	—	—	—	—	67.6
Total	$—	$—	$47.9	$47.9	$318.4
Financial Assets
In light of the March 28, 2013 collapse of the Santana port shiploader and subsequent evaluation of the effect that this event had on the carrying value of our investment in Amapá as of June 30, 2013, we recorded an impairment charge of $67.6 million in the second quarter of 2013. The sale of Amapá was completed in the fourth quarter of 2013.
Non-Financial Assets
During the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. The impairment charge was primarily a result of the decision to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We also recorded an impairment charges to property, plant and equipment during 2013 related to our Wabush operation within our Eastern Canadian Iron Ore operating segment, our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Other reportable segments and certain mineral lands at our Asia Pacific Iron Ore operating segment to reduce the related assets to their estimated fair value as we determined that the cash flows associated with these operations were not sufficient to support the recoverability of the carrying value of these assets. Fair value was determined based on management's estimate of liquidation value, which is considered a Level 3 input, and resulted in a charge of $155.4 million.

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
Financial Assets
On December 27, 2012, the Board of Directors approved the sale of our 30 percent investment in Amapá, which is recorded as an equity method investment in the Statements of Consolidated Operations. The carrying value of the investment was reduced to fair value of $72.5 million as of December 31, 2012, resulting in an impairment charge of $365.4 million, which was recorded in the fourth quarter of 2012. We believed the sum of the sale proceeds approximated fair value. The fair value of the proceeds (and therefore the portion of the equity method investment measured at fair value) was determined using a probability-weighted cash flow approach.
Non-Financial Assets
During 2012, we recorded an impairment charge of $997.3 million within our Eastern Canadian Iron Ore segment to reduce the carrying value of the CQIM reporting unit's goodwill to zero. This impairment charge was determined by our analysis of the fair value of the CQIM reporting unit using the estimated expected present value of future cash flows, as well as reference to observable market transactions in determining the value of the pre-production resources. The present value of the reporting unit's future cash flows was calculated using an after-tax weighted average cost of capital. The value of the reporting unit's pre-production resources was determined with reference to implied valuations per ton of market transactions and applied to our estimated pre-production resource base. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We reported an additional impairment charge during 2012 of $2.7 million within our Eastern Canadian Iron Ore segment to reduce the carrying value of the Wabush reporting unit's goodwill to zero. The estimate of the fair value of goodwill was determined based on the estimated expected present value of the future cash flows, discounted using an after-tax weighted average cost of capital. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We also recorded an impairment charge during 2012 related to our Eastern Canadian pelletizing operations to reduce those assets to their estimated fair value as we determined that the cash flows associated with our Eastern Canadian pelletizing operations were not sufficient to support the recoverability of the carrying value of these productive assets. Fair value was determined based on management's estimate of liquidation value, which is considered a Level 3 input, and resulted in a charge of $49.9 million.
NOTE 10 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of December 31, 2013 and 2012:

($ in Millions)
December 31, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	$700.0	$699.4	(2)
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.4	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.4	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.5	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.64%	2017	1,750.0	—	(7)
Equipment Loans	Fixed	Various	2020	164.8	161.7
Fair Value Adjustment to Interest Rate Hedge					(2.1)
Total debt				$4,814.8	$3,043.5
Less current portion					20.9
Long-term debt					$3,022.6

($ in Millions)
December 31, 2012
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount		Total Debt
$1.25 Billion Term Loan	Variable	1.83%	2016	$847.1	(1)	$847.1	(1)
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0		699.4	(2)
$500 Million 4.80% 2020 Senior Notes	Fixed	4.80%	2020	500.0		499.2	(3)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.25%	2040	800.0		790.2	(4)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.90%	2020	400.0		398.2	(5)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0		495.7	(6)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	2.02%	2017	1,750.0		325.0	(7)
Total debt				$5,497.1		$4,054.8
Less current portion						94.1
Long-term debt						$3,960.7

(1)
During the first quarter of 2013, the term loan was repaid in full through repayments totaling $847.1 million. As of December 31, 2012, $402.8 million had been paid on the original $1.25 billion term loan and, of the amount remaining under the term loan, $94.1 million was classified as Current portion of debt. The current classification was based upon the principal payment terms of the arrangement requiring principal payments on each three-month anniversary following the funding of the term loan.

(2)
As of December 31, 2013 and December 31, 2012, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.6 million for each period, based on an imputed interest rate of 4.88 percent.

(3)
As of December 31, 2013 and December 31, 2012, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.8 million for each period, based on an imputed interest rate of 4.83 percent.

(4)
As of December 31, 2013 and December 31, 2012, the $800 million 6.25 percent senior notes were recorded at par value of $800 million less unamortized discounts of $9.6 million and $9.8 million, respectively, based on an imputed interest rate of 6.34 percent.

(5)
As of December 31, 2013 and December 31, 2012, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.6 million and $1.8 million, respectively, based on an imputed interest rate of 5.98 percent.

(6)
As of December 31, 2013 and December 31, 2012, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $3.5 million and $4.3 million, respectively, based on an imputed interest rate of 4.14 percent.

(7)
As of December 31, 2013, no revolving loans were drawn under the credit facility. As of December 31, 2012, $325.0 million of revolving loans were drawn under the credit facility. As of December 31, 2013 and December 31, 2012, the principal amount of letter of credit obligations totaled $8.4 million and $27.7 million, respectively, thereby reducing available borrowing capacity to $1.7 billion and $1.4 billion for each period, respectively.

Credit Facility and Term Loan
On February 8, 2013, we amended the Term Loan Agreement among Cliffs Natural Resources Inc. and various lenders dated March 4, 2011, as amended, or term loan, and the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012), or amended revolving credit agreement, to effect the following:

•	Suspend the current Funded Debt to EBITDA ratio requirement for all quarterly measurement periods in 2013, after which point it will revert back to the period ending March 31, 2014 until maturity.

•
Require a Minimum Tangible Net Worth of approximately $4.6 billion as of each of the three-month periods ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013. Minimum Tangible Net Worth, in accordance with the amended revolving credit agreement and term loan, is defined as total equity less goodwill and intangible assets.

•	Maintain a Maximum Total Funded Debt to Capitalization of 52.5 percent from the amendments' effective date through the period ended December 31, 2013.

•	The amended agreements retain the Minimum Interest Coverage Ratio requirement of 2.5 to 1.0.
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
Per the terms of the amended revolving credit agreement, we are subject to higher borrowing costs. The applicable interest rate is determined by reference to the former Funded Debt to EBITDA ratio. Based on the amended terms, borrowing costs could increase as much as 0.5 percent relative to the outstanding borrowings, as well as 0.1 percent on unborrowed amounts. Furthermore, the amended revolving credit agreement places certain restrictions upon our declaration and payment of dividends, our ability to consummate acquisitions and the debt levels of our subsidiaries.

As of December 31, 2013, we were in compliance with all applicable financial covenants related to the amended revolving credit agreement.
At December 31, 2012, prior to the amendments made on February 8, 2013 that are discussed above, the terms of the term loan and amended revolving credit agreement each contained customary covenants that require compliance with certain financial covenants based on: (1) debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the amended revolving credit agreement), as of the last day of each fiscal quarter cannot exceed (i) 3.5 to 1.0, if none of the $270.0 million private placement senior notes due 2013 remain outstanding, or otherwise (ii) the then applicable maximum multiple under the $270.0 million private placement senior notes due 2013 and (2) interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the amended revolving credit agreement), for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter. Because the $270.0 million private placement senior notes due 2013 were repaid on December 28, 2012 with the net proceeds from the 2012 public debt offering, the financial covenant relating to the outstanding private placement senior notes no longer was applicable. As of December 31, 2012, we were in compliance with the financial covenants related to both the term loan and the amended revolving credit agreement.
$500 Million Senior Notes — 2012 Offering
On December 6, 2012, we completed a $500 million public offering of senior notes at 3.95 percent due January 15, 2018. Interest is fixed and is payable on January 15 and July 15 of each year, beginning on July 15, 2013 until maturity. The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. A portion of the net proceeds from the senior notes offering were used on December 28, 2012 to repay $270.0 million and $55.0 million outstanding private placement senior notes in the aggregate and also for the repayment of a portion of the borrowings outstanding under the term loan and the revolving credit facility.
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
$1 Billion Senior Notes — 2011 Offering
On March 23, 2011 and April 1, 2011, respectively, we completed a $1 billion public offering of senior notes consisting of two tranches: a 10-year tranche of $700 million aggregate principal amount at 4.88 percent senior notes due April 1, 2021, and a 30-year tranche of $300 million aggregate principal amount at 6.25 percent senior notes due October 1, 2040, of which $500 million aggregate principal amount previously was issued during September 2010. Interest is fixed and is payable on April 1 and October 1 of each year, beginning on October 1, 2011, for both series of senior notes until maturity. The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts. The net proceeds from the senior notes offering were used to fund a portion of the acquisition of Consolidated Thompson and to pay the related fees and expenses.
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
$325 Million Private Placement Senior Notes
On June 25, 2008, we entered into a $325 million private placement consisting of $270 million of 6.31 percent five-year senior notes due June 15, 2013, and $55 million of 6.59 percent seven-year senior notes due June 15, 2015. Through the use of the net proceeds from the 2012 public offering of senior notes due on January 15, 2018, we repaid the $325 million private placement senior notes, including all accrued and unpaid interest and a make-whole amount on December 28, 2012. Interest was paid on the notes for both tranches on June 15 and December 15 until the payoff date. The notes were unsecured obligations with interest and principal amounts guaranteed by certain of our domestic subsidiaries. The notes and guarantees were not required to be registered under the Securities Act of 1933, as amended, and were placed with qualified institutional investors.
Equipment Loans
During the second half of 2013, we entered into $164.8 million of seven-year installment equipment loans with various interest rates.  The loans are secured by equipment from our Eastern Canadian Iron Ore operations.  Proceeds from the borrowings were used for general corporate purposes.
Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$30.0 million ($26.8 million) at December 31, 2013 in credit for contingent instruments, such as performance bonds, and the ability to request a cash advance facility to be provided at the discretion of the bank. The facility limit was reduced from A$40.0 million to A$30.0 million during the third quarter of 2013. At December 31, 2012, the facility provided A$40.0 million ($41.6 million) in credit for contingent instruments. As of December 31, 2013, the outstanding bank guarantees under the facility totaled A$23.0 million ($20.5 million), thereby reducing borrowing capacity to A$7.0 million ($6.3 million). As of December 31, 2012, the outstanding bank guarantees under the facility totaled A$25.0 million ($26.0 million), thereby reducing borrowing capacity to A$15.0 million ($15.6 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.

Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support Bloom Lake’s general business obligations. As of December 31, 2013 and December 31, 2012, these letter of credit obligations totaled $48.0 million and $96.9 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the amended revolving credit agreement.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the amended revolving credit agreement, based on the principal amounts outstanding at December 31, 2013:

(In Millions)
Maturities of Debt
2014	$20.9
2015	21.8
2016	22.7
2017	23.6
2018	524.6
2019 and thereafter	2,448.1
Total maturities of debt	$3,061.7
NOTE 11 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $29.5 million, $25.8 million and $26.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capital lease assets were $404.0 million and $471.7 million at December 31, 2013 and 2012, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $198.5 million and $184.5 million at December 31, 2013 and 2012, respectively.
Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2013 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2014	$64.2		$20.0
2015	85.7		13.1
2016	34.8		8.1
2017	27.4		7.3
2018	19.6		6.7
2019 and thereafter	32.2		14.7
Total minimum lease payments	$263.9		$69.9
Amounts representing interest	48.0
Present value of net minimum lease payments	$215.9	(1)

(1)
The total is comprised of $49.0 million and $166.9 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at December 31, 2013.

NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $321.0 million and $265.1 million at December 31, 2013 and 2012, respectively. Payments in 2013 and 2012 were $8.2 million and $2.4 million, respectively. The following is a summary of the obligations as of December 31, 2013 and 2012:

	(In Millions)
	December 31,
	2013	2012
Environmental	$8.4	$15.7
Mine closure
LTVSMC	22.0	18.3
Operating mines:
U.S. Iron Ore	152.2	81.2
Eastern Canadian Iron Ore	78.2	88.9
Asia Pacific Iron Ore	25.5	22.4
North American Coal	34.7	38.6
Total mine closure	312.6	249.4
Total environmental and mine closure obligations	321.0	265.1
Less current portion	11.3	12.3
Long-term environmental and mine closure obligations	$309.7	$252.8
Environmental
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $8.4 million and $15.7 million at December 31, 2013 and 2012, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost only can be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements readily are known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
As discussed in further detail below, the environmental liability recorded at December 31, 2013 and 2012 primarily is comprised of remediation obligations related to the Rio Tinto mine site in Nevada where we are named as a potentially responsible party.
The Rio Tinto Mine Site
The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek; a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order dated September 14, 2001 between the NDEP and the Rio Tinto Working Group composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated and E. I. duPont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish and Wildlife Service, U.S. Department of Agriculture Forest Service, the NDEP and the Shoshone-Paiute Tribe of the Duck Valley Reservation (collectively, "Rio Tinto Trustees"). In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.
The NDEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012 by the NDEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed

Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and opened for 30-day public comment on October 4, 2012. The Consent Decree was subsequently finalized on May 20, 2013. Under the terms of the Consent Decree, the Rio Tinto Working Group has agreed to pay over $29.0 million in cleanup costs and natural resource damages to the site and surrounding area. The Company's share of the total settlement cost, which includes remedial action, insurance and other oversight costs is $12.2 million, of which we have a remaining environmental liability of $5.3 million and $11.5 million in the Statements of Consolidated Financial Position as of December 31, 2013 and 2012, respectively, related to this issue.
Under the terms of the Consent Decree, the Rio Tinto Working Group will be responsible for removing mine tailings from Mill Creek, improving the creek to support redband trout and improving water quality in Mill Creek and the East Fork Owyhee River. Previous cleanup projects included filling in old mine shafts, grading and covering leach pads and tailings, and building diversion ditches. NDEP will oversee the cleanup, with input from EPA and monitoring from the nearby Shoshone-Paiute Tribes of Duck Valley.
Mine Closure
Our mine closure obligations of $312.6 million and $249.4 million at December 31, 2013 and 2012, respectively, includes our five consolidated U.S. operating iron ore mines, our two Eastern Canadian operating iron ore mines, our Asia Pacific operating iron ore mine, our four operating North American coal mines and a closed operation formerly operating as LTVSMC.
Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. The LTVSMC closure liability was $22.0 million and $18.3 million at December 31, 2013 and 2012, respectively. MPCA is presently working on an NPDES permit reissuance for this facility that could modify the closure liability, but the scale of that change will not be understood until the permit has been drafted and issued.
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
The following represents a roll forward of our asset retirement obligation liability related to our active mining locations for the years ended December 31, 2013 and 2012:

	(In Millions)
	December 31,
	2013	2012
Asset retirement obligation at beginning of period	$231.1	$194.9
Accretion expense	18.1	17.6
Exchange rate changes	(3.4)	0.3
Revision in estimated cash flows	44.8	18.2
Payments	—	0.1
Asset retirement obligation at end of period	$290.6	$231.1

The revisions in estimated cash flows recorded during the year ended December 31, 2013 primarily include estimated asset retirement costs for one of our U.S. Iron Ore mines associated with required storm water management systems expected to be implemented subsequent to the closure of the mine.
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
On November 9, 2012, the USW ratified 37 month labor contracts, which replaced the labor agreements that expired on September 1, 2012. The agreements cover approximately 2,400 USW-represented employees at our Empire and Tilden mines in Michigan and our United Taconite and Hibbing mines in Minnesota, or 32.0 percent of our total workforce. The new agreement set temporary monthly postretirement OPEB caps for participants who retire prior to January 1, 2015. These premium maximums will expire at the end of the contract period and revert to increasing premiums based on the terms of the 2004 bargaining agreement. Also agreed to was an OPEB cap that will limit the amount of contributions that we have to make toward medical insurance coverage for each retiree and spouse of a retiree per calendar year after it goes into effect.  The amount of the annual OPEB cap will be based upon the costs we incur in 2014. The OPEB cap will apply to employees who retire on or after January 1, 2015 and will not apply to surviving spouses. In addition, the bargaining agreement renewed the lump sum special payments for certain employees retiring in the near future. The changes also included renewal of and an increase in payments to surviving spouses of certain retirees, as well as, an increase in the temporary supplemental benefit amount paid to certain retirees. The agreements also provide that we and our partners fund an estimated $65.7 million into the bargaining unit VEBA plans during the term of the agreements unless funding obligations have been reached. These agreements are effective through September 30, 2015.
In August 2013, we entered into a new labor agreement with the USW covering our represented employees at Bloom Lake. It has a three-year term that runs from September 1, 2013 through August 31, 2016. The new agreement provides us with significant workforce flexibility.
In November 2013, we entered into a new labor agreement the USW covering our represented employees at our Pointe Noire facility, which is part of our Wabush operations. It has a six-year term and runs from March 1, 2014 to February 28, 2020. It provides for a 26.0 percent increase in the cost of employment over the life of the contract. We also obtained the USW’s consent to an application we had made to the Canadian Industrial Relations Board to have this workforce governed by Canadian federal labor law. Following entrance of this agreement, the CIRB granted our application, providing us with significantly more flexibility to manage any future labor disruptions.
In addition, we currently provide various levels of retirement health care and OPEB to most full-time employees who meet certain length of service and age requirements (a portion of which is pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. There is an annual limit on our cost for medical coverage under the U.S. salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65 and $3,000 for coverage after age 65, with the retiree’s participation adjusted based on the age at which the retiree’s benefits commence. For participants at our Northshore operation, the annual limit ranges from $4,020 to $4,500 for coverage prior to age 65, and equals $2,000 for coverage after age 65. Covered participants pay an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15.0 percent of the average cost of coverage for all covered participants. For Northshore participants, the minimum participant cost is a fixed dollar amount. We do not provide OPEB for most U.S. salaried employees hired after January 1,

1993. Retiree healthcare coverage is provided through programs administered by insurance companies whose charges are based on benefits paid.
Our North American Coal segment is required under an agreement with the UMWA to pay amounts into the UMWA pension trusts based principally on hours worked by UMWA-represented employees. This agreement covers approximately 800 UMWA-represented employees at our Pinnacle Complex in West Virginia and our Oak Grove mine in Alabama, or 11.0 percent of our total workforce. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. The plan provides healthcare insurance to orphan UMWA retirees who are not eligible to participate in the UMWA Combined Benefit Fund or the 1992 Benefit Fund or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business. Contributions to the trust were at a rate of $8.10 per hour worked in both 2013 and 2012 and $6.50 per hour worked in 2011. These amounted to $14.9 million in both 2013 and 2012 and $9.5 million in 2011, respectively. Our Pinnacle and Oak Grove mines are signatories to labor agreements with the UMWA, making them participants in the UMWA 1974 Pension Plan (the "1974 PP"). As of the most recent estimate, Pinnacle and Oak Grove's combined share of this underfunded liability was estimated to be approximately $342 million. If Pinnacle or Oak Grove were to withdraw from the 1974 PP or if a mass withdrawal were to occur, we would become obligated to pay this amount to the 1974 PP.
In December 2003, The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was enacted. This act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that at least actuarially is equivalent to Medicare Part D. Our measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost as of December 31, 2004 and for periods thereafter reflect amounts associated with the subsidy. We elected to adopt the retroactive transition method for recognizing the cost reduction in 2004. The following table summarizes the annual expense recognized related to the retirement plans for 2013, 2012 and 2011:

	(In Millions)
	2013	2012	2011
Defined benefit pension plans	$52.1	$55.2	$37.8
Defined contribution pension plans	6.8	6.7	5.7
Other postretirement benefits	17.4	28.1	26.8
Total	$76.3	$90.0	$70.3

The following tables and information provide additional disclosures for our consolidated plans.
Obligations and Funded Status
The following tables and information provide additional disclosures for the December 31, 2013 and 2012:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2013	2012	2013	2012
Benefit obligations — beginning of year	$1,244.3	$1,141.4	$459.8	$488.4
Service cost (excluding expenses)	38.9	32.0	12.3	14.7
Interest cost	45.9	48.4	17.3	20.6
Plan amendments	0.8	2.8	—	(58.3)
Actuarial (gain) loss	(121.8)	84.3	(103.3)	11.3
Benefits paid	(72.9)	(71.0)	(28.0)	(26.9)
Participant contributions	—	—	5.6	4.6
Federal subsidy on benefits paid	—	—	0.5	0.8
Exchange rate (gain) loss	(17.2)	6.4	(8.0)	4.6
Benefit obligations — end of year	$1,118.0	$1,244.3	$356.2	$459.8

Change in plan assets:
Fair value of plan assets — beginning of year	$838.7	$744.1	$237.0	$193.5
Actual return on plan assets	109.5	92.5	11.0	26.1
Participant contributions	—	—	1.8	1.7
Employer contributions	53.7	67.7	20.7	23.3
Benefits paid	(72.9)	(71.0)	(18.7)	(7.6)
Exchange rate gain (loss)	(13.7)	5.4	—	—
Fair value of plan assets — end of year	$915.3	$838.7	$251.8	$237.0

Funded status at December 31:
Fair value of plan assets	$915.3	$838.7	$251.8	$237.0
Benefit obligations	(1,118.0)	(1,244.3)	(356.2)	(459.8)
Funded status (plan assets less benefit obligations)	$(202.7)	$(405.6)	$(104.4)	$(222.8)
Amount recognized at December 31	$(202.7)	$(405.6)	$(104.4)	$(222.8)

Amounts recognized in Statements of Financial Position:
Current liabilities	$(5.2)	$(1.8)	$(7.9)	$(8.3)
Noncurrent liabilities	(197.5)	(403.8)	(96.5)	(214.5)
Net amount recognized	$(202.7)	$(405.6)	$(104.4)	$(222.8)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$230.6	$429.2	$67.0	$176.8
Prior service cost	14.9	17.2	(45.4)	(48.8)
Transition asset	—	—	—	—
Net amount recognized	$245.5	$446.4	$21.6	$128.0

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014:
Net actuarial loss	$14.2		$4.6
Prior service cost	2.7		(3.6)
Net amount recognized	$16.9		$1.0

	(In Millions)
	2013
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$357.4	$552.7	$5.2	$—	$915.3	$—	$251.8	$251.8
Benefit obligation	(427.2)	(674.8)	(6.8)	(9.2)	(1,118.0)	(53.6)	(302.6)	(356.2)
Funded status	$(69.8)	$(122.1)	$(1.6)	$(9.2)	$(202.7)	$(53.6)	$(50.8)	$(104.4)

	2012
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$328.2	$506.4	$4.1	$—	$838.7	$—	$237.0	$237.0
Benefit obligation	(464.4)	(764.8)	(6.4)	(8.7)	(1,244.3)	(72.6)	(387.2)	(459.8)
Funded status	$(136.2)	$(258.4)	$(2.3)	$(8.7)	$(405.6)	$(72.6)	$(150.2)	$(222.8)
The accumulated benefit obligation for all defined benefit pension plans was $1,091.4 million and $1,204.7 million at December 31, 2013 and 2012, respectively. The decrease in the accumulated benefit obligation primarily is a result of an increase in the discount rates.
Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$38.9	$32.0	$23.6	$12.3	$14.7	$11.1
Interest cost	45.9	48.4	51.4	17.3	20.6	22.3
Expected return on plan assets	(65.6)	(59.5)	(61.2)	(20.1)	(17.7)	(16.1)
Amortization:
Net asset	—	—	—	—	(3.0)	(3.0)
Prior service costs (credits)	3.0	3.9	4.4	(3.6)	1.9	3.7
Net actuarial gains	29.9	30.4	19.6	11.5	11.6	8.8
Net periodic benefit cost	$52.1	$55.2	$37.8	$17.4	$28.1	$26.8
Acquired through business combinations	—	—	—	—	—	—
Current year actuarial (gain)/loss	(168.8)	53.1	165.3	(95.2)	3.2	46.8
Amortization of net loss	(29.9)	(30.4)	(19.6)	(11.5)	(11.6)	(8.8)
Current year prior service cost	0.8	2.8	—	—	(58.3)	—
Amortization of prior service (cost) credit	(3.0)	(3.9)	(4.4)	3.6	(1.9)	(3.7)
Amortization of transition asset	—	—	—	—	3.0	3.0
Total recognized in other comprehensive income	$(200.9)	$21.6	$141.3	$(103.1)	$(65.6)	$37.3
Total recognized in net periodic cost and other comprehensive income	$(148.8)	$76.8	$179.1	$(85.7)	$(37.5)	$64.1
Additional Information

	(In Millions)
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Effect of change in mine ownership & noncontrolling interest	$46.5	$54.8	$53.3	$4.8	$8.6	$12.5
Actual return on plan assets	109.5	92.5	10.8	11.0	26.1	1.9

Assumptions
For our U.S. pension and other postretirement benefit plans, we used a discount rate as of December 31, 2013 of 4.57 percent, compared with a discount rate of 3.70 percent as of December 31, 2012. The U.S. discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 494 Aa graded bonds in the 10th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The duration matching produced rates ranging from 4.36 percent to 4.66 percent for our plans. Based upon these results, we selected a December 31, 2013 discount rate of 4.57 percent for our plans. This methodology is consistent with the calculation of the prior-year discount rate.
For our Canadian plans, we used a discount rate as of December 31, 2013 of 4.50 percent for the pension plans and 4.75 percent for the other postretirement benefit plans. Similar to the U.S. plans, the Canadian discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 334 corporate bonds in the 10th to 90th percentiles. The corporate bonds are either Aa graded, or (for maturities of 10 or more years) A or Aaa graded with an appropriate credit spread adjustment. These bonds are either noncallable or callable with make whole provisions. This methodology is consistent with the calculation of the prior-year discount rate.
Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
U.S. plan discount rate	4.57%	3.70%	4.57%	3.70%
Canadian plan discount rate	4.50	3.75	4.75	4.00
Salaried rate of compensation increase	4.00	4.00	4.00	4.00
Hourly rate of compensation increase (ultimate)	3.00	4.00	N/A	N/A
U.S. expected return on plan assets	8.25	8.25	7.00	8.25
Canadian expected return on plan assets	7.25	7.25	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for the years 2013, 2012 and 2011 were:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012		2011
U.S. plan discount rate	3.70%	4.28%	5.11%	3.70%	4.28/3.51	% [1]	5.11%
Canadian plan discount rate	3.75	4.00	5.00	4.00	4.25		5.00
U.S. expected return on plan assets	8.25	8.25	8.50	8.25	8.25		8.50
Canadian expected return on plan assets	7.25	7.25	7.50	N/A	N/A		7.50
Salaried rate of compensation increase	4.00	4.00	4.00	4.00	4.00		4.00
Hourly rate of compensation increase	4.00	4.00	4.00	N/A	N/A		N/A

[1]	4.28 percent for the Salaried Plan. For the Hourly Plan, 4.28 percent from January 1, 2012 through October 31, 2012, and 3.51 percent from November 1, 2012 through December 31, 2012.

Assumed health care cost trend rates at December 31 were:

	2013	2012
U.S. plan health care cost trend rate assumed for next year	7.25%	7.50%
Canadian plan health care cost trend rate assumed for next year	4.00	7.50
Ultimate health care cost trend rate	5.00	5.00
U.S. plan year that the ultimate rate is reached	2023	2023
Canadian plan year that the ultimate rate is reached	2018	2018
The Canadian plan health care cost trend rate assumed for next year decreased as we have experienced lower than expected Canadian plan health care costs in recent years.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$5.4	$(4.1)
Effect on postretirement benefit obligation	38.2	(31.3)
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
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2013 and 2012, as well as the 2014 weighted average target asset allocations as of December 31, 2013. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2014 Target Allocation	Percentage of Plan Assets at December 31,		2014 Target Allocation	Percentage of Plan Assets at December 31,
		2013	2012		2013	2012
Equity securities	46.9%	51.5%	45.9%	10.9%	10.4%	42.6%
Fixed income	28.4%	26.7%	29.5%	69.4%	66.6%	32.9%
Hedge funds	6.5%	6.3%	10.2%	8.0%	9.8%	9.8%
Private equity	5.8%	3.2%	3.5%	2.7%	2.4%	2.6%
Structured credit	6.2%	6.7%	6.7%	4.0%	5.4%	5.3%
Real estate	6.2%	4.5%	3.5%	5.0%	5.3%	6.7%
Cash	—%	1.1%	0.7%	—%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Pension
The fair values of our pension plan assets at December 31, 2013 and 2012 by asset category are as follows:

	(In Millions)
	December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$261.5	$—	$—	$261.5
U.S. small/mid-cap	60.8	—	—	60.8
International	149.3	—	—	149.3
Fixed income	214.8	30.1	—	244.9
Hedge funds	—	—	57.6	57.6
Private equity	—	—	29.1	29.1
Structured credit	—	—	61.0	61.0
Real estate	—	—	40.9	40.9
Cash	10.2	—	—	10.2
Total	$696.6	$30.1	$188.6	$915.3

	(In Millions)
	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$231.1	$—	$—	$231.1
U.S. small/mid-cap	39.2	—	—	39.2
International	114.5	—	—	114.5
Fixed income	209.1	38.4	—	247.5
Hedge funds	—	—	85.6	85.6
Private equity	—	—	29.3	29.3
Structured credit	—	—	56.2	56.2
Real estate	—	—	29.4	29.4
Cash	5.9	—	—	5.9
Total	$599.8	$38.4	$200.5	$838.7

Following is a description of the inputs and valuation methodologies used to measure the fair value of our plan assets.
Equity Securities
Equity securities classified as Level 1 investments include U.S. large-, small- and mid-cap investments and international equity. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets.
Fixed Income
Fixed income securities classified as Level 1 investments include bonds and government debt securities. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities is determined using a market approach, and is based upon unadjusted quoted prices for identical assets in active markets. Also included in Fixed Income is a portfolio of U.S. Treasury STRIPS, which are zero-coupon bearing fixed income securities backed by the full faith and credit of the U.S. government. The securities sell at a discount to par because there are no incremental coupon payments. STRIPS are not issued directly by the Treasury, but rather are created by a financial institution, government securities broker or government securities dealer. Liquidity on the issue varies depending on various market conditions; however, in general the STRIPS market is slightly less liquid than that of the U.S. Treasury Bond market. The STRIPS are priced daily through a bond pricing vendor and are classified as Level 2.
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
Hedge fund investments in the SEI Special Situations Fund are valued quarterly and recorded on a one-month lag. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Share repurchases for the SEI Special Situations Fund are considered semi-annually subject to notice of 95 days.

Private Equity Funds
Private equity funds are alternative investments that represent direct or indirect investments in partnerships, venture funds or a diversified pool of private investment vehicles (fund of funds).
Investment commitments are made in private equity funds of funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2013, remaining commitments total $8.7 million for both our pension and other benefits. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts. Refer to the valuation methodologies for equity securities above for further information.
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
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2013 and 2012:

	(In Millions)
	Year Ended December 31, 2013
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2013	$85.6	$29.3	$56.2	$29.4	$200.5
Actual return on plan assets:
Relating to assets still held at the reporting date	4.5	(2.1)	33.5	5.1	41.0
Relating to assets sold during the period	(1.2)	5.2	(28.7)	(0.4)	(25.1)
Purchases	66.0	14.7	27.5	36.8	145.0
Sales	(97.3)	(18.0)	(27.5)	(30.0)	(172.8)
Ending balance — December 31, 2013	$57.6	$29.1	$61.0	$40.9	$188.6

	(In Millions)
	Year Ended December 31, 2012
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2012	$100.7	$30.1	$44.9	$16.5	$192.2
Actual return on plan assets:
Relating to assets still held at the reporting date	4.2	1.4	11.3	4.9	21.8
Relating to assets sold during the period	(0.3)	—	—	(0.5)	(0.8)
Purchases	—	2.2	—	12.2	14.4
Sales	(19.0)	(4.4)	—	(3.7)	(27.1)
Ending balance — December 31, 2012	$85.6	$29.3	$56.2	$29.4	$200.5
The expected return on plan assets takes into account historical returns and the weighted average of estimated future long-term returns based on capital market assumptions for each asset category. The expected return is net of investment expenses paid by the plans.
VEBA
Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair values of our other benefit plan assets at December 31, 2013 and 2012 by asset category are as follows:

	(In Millions)
	December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$15.7	$—	$—	$15.7
U.S. small/mid-cap	2.7	—	—	2.7
International	7.8	—	—	7.8
Fixed income	134.4	33.7	—	168.1
Hedge funds	—	—	24.6	24.6
Private equity	—	—	6.0	6.0
Structured credit	—	—	13.5	13.5
Real estate	—	—	13.2	13.2
Cash	0.2	—	—	0.2
Total	$160.8	$33.7	$57.3	$251.8

	(In Millions)
	December 31, 2012
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$58.2	$—	$—	$58.2
U.S. small/mid-cap	10.3	—	—	10.3
International	32.3	—	—	32.3
Fixed income	78.1	—	—	78.1
Hedge funds	—	—	23.2	23.2
Private equity	—	—	6.2	6.2
Structured Credit	—	—	12.5	12.5
Real estate	—	—	15.9	15.9
Cash	0.3	—	—	0.3
Total	$179.2	$—	$57.8	$237.0
Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2013 and 2012:

	(In Millions)
	Year Ended December 31, 2013
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1	$23.2	$6.2	$12.5	$15.9	$57.8
Actual return on plan assets:
Relating to assets still held at the reporting date	2.1	0.2	2.4	2.8	7.5
Relating to assets sold during the period	(0.7)	0.4	(1.4)	(0.7)	(2.4)
Purchases	22.5	0.3	11.0	14.2	48.0
Sales	(22.5)	(1.1)	(11.0)	(19.0)	(53.6)
Ending balance — December 31	$24.6	$6.0	$13.5	$13.2	$57.3

	(In Millions)
	Year Ended December 31, 2012
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1	$28.3	$6.8	$—	$10.2	$45.3
Actual return on plan assets:
Relating to assets still held at the reporting date	0.9	0.3	1.5	1.3	4.0
Purchases	—	0.2	11.0	4.4	15.6
Sales	(6.0)	(1.1)	—	—	(7.1)
Ending balance — December 31	$23.2	$6.2	$12.5	$15.9	$57.8
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

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2012	$67.7	$17.4	$21.6	$39.0
2013	53.7	14.6	10.9	25.5
2014 (Expected)*	68.2	—	7.9	7.9

*
Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded (all VEBA trusts are 70 percent funded at December 31, 2013). Funding obligations are suspended when Hibbing's, UTAC's, Tilden's and Empire's share of the value of their respective trust assets reaches 90 percent of their obligation.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
Contributions by participants to the other benefit plans were $5.6 million for the year ended December 31, 2013 and $4.6 million for the year ended December 31, 2012.
Estimated Cost for 2014
For 2014, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$28.0
Other postretirement benefits	8.3
Total	$36.3
Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2014	$81.7	$23.7	$1.0	$22.7
2015	77.9	24.9	1.1	23.8
2016	78.6	24.8	1.2	23.6
2017	79.6	25.0	1.4	23.6
2018	81.6	25.0	1.5	23.5
2019-2023	414.6	119.6	9.4	110.2

Other Potential Benefit Obligations
While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2013
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$915.3	$251.8
Benefit obligation	(1,118.0)	(356.2)
Underfunded status of plan	$(202.7)	$(104.4)
Additional shutdown and early retirement benefits	$(15.4)	$(53.6)
NOTE 14 - STOCK COMPENSATION PLANS
At December 31, 2013, we have two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $21.1 million, $20.6 million and $15.9 million in 2013, 2012 and 2011, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. The total income tax benefit recognized in the Statements of Consolidated Operations for share-based compensation arrangements was $7.4 million, $7.2 million and $5.6 million for 2013, 2012 and 2011, respectively.
Employees’ Plans
On May 11, 2010, our shareholders approved and adopted an amendment and restatement of the ICE Plan to increase the authorized number of shares available for issuance under the plan and to provide an annual limitation on the number of shares available to grant to any one participant in any fiscal year of 500,000 common shares. As of December 31, 2011, our ICE Plan authorized up to 11.0 million of our common shares to be issued as stock options, SARs, restricted shares, restricted share units, retention units, deferred shares and performance shares or performance units. Any of the foregoing awards may be made subject to attainment of performance goals over a performance period of one or more years. Each stock option and SAR will reduce the common shares available under the ICE Plan by one common share. Each other award will reduce the common shares available under the ICE Plan by two common shares. The performance shares and performance share units are intended to meet the requirements of section 162(m) of the Internal Revenue Code for deduction.
The ICE Plan was terminated on May 8, 2012 and no additional grants will be issued from the ICE Plan after this date; however, all awards previously granted under the ICE Plan continue in full force and effect in accordance with the terms of the award.
The 2012 Equity Plan was approved by our Board of Directors on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6.0 million common shares. On March 11, 2013, the Compensation and Organization Committee of the Board of Directors approved a grant under our shareholder-approved 2012 Equity Plan for the 2013 to 2015 performance period. A total of 1.0 million shares were granted under the award, consisting of 0.8 million performance shares and 0.2 million restricted share units. In addition, 0.1 million restricted share units related to retention or employees newly hired were granted during 2013. Dividend equivalents are accrued on unvested performance shares and restricted share units and payable in cash upon vesting.

For the outstanding ICE Plan and Equity Plan awards, each performance share, if earned, entitles the holder to receive common shares or cash for participants in China within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2011 to 2013 performance period is measured on the basis of two factors: 1) relative TSR for the period and 2) three-year cumulative free cash flow. The relative TSR for the 2011 to 2013 performance period is measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. Performance for the 2012 to 2014 and for the 2013 to 2015 performance periods are measured only on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. The final payouts for the 2011 to 2013 performance period, the 2012 to 2014 performance period and the 2013 to 2015 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment, are retention based, will vest at the end of the respective performance period, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock, performance units and retention units granted to a participant prior to October 2013 will vest and become nonforfeitable and will be paid out in cash for awards currently outstanding. For any future equity grants after September 2013, if we experience a change in control, then the vesting of all such grants only will accelerate following a termination associated with the change in control and if the common shares are not substituted.
Following is a summary of our Performance Share Award Agreements currently outstanding:

Performance Share Plan Year	Performance Shares Outstanding		Forfeitures (1)	Grant Date	Performance Period
2013	574,941		177,279	March 11, 2013	1/1/2013 - 12/31/2015
2012	239,072		70,768	March 12, 2012	1/1/2012 - 12/31/2014
2011	156,178		32,112	March 8, 2011	1/1/2011 - 12/31/2013
2011	1,717		373	April 14, 2011	1/1/2011 - 12/31/2013
2011	1,290		—	May 2, 2011	1/1/2011 - 12/31/2013
2010	12,480	(2)	—	March 8, 2010	12/31/2009 - 12/31/2013
2009	44,673	(2)	—	December 17, 2009	12/31/2009 - 12/31/2013

(1)	The 2013 and 2012 awards are based on assumed forfeitures. The 2011 awards reflect actual forfeitures.

(2)
Represents the target payout as of December 31, 2013 related to the 44,673 shares awarded on December 17, 2009 and the 12,480 shares awarded on March 8, 2010 based upon the Compensation Committee’s ability to exercise negative discretion.

The performance shares awarded under the ICE Plan to the Company’s retired Chief Executive Officer on December 17, 2009 and March 8, 2010 of 67,009 shares and 18,720 shares met the aggregate value-added performance objective under the award terms as of December 31, 2010. The number of shares paid out under these particular awards at the end of each incentive period will be determined by the Compensation Committee based upon the achievement of certain other performance factors evaluated solely at the Compensation Committee’s discretion and may be reduced from the 67,009 shares and 18,720 shares granted. Based on the Compensation Committee’s ability to exercise negative discretion, the targeted payout for the award was 44,673 shares and 12,480 shares, respectively, as of December 31, 2013. These other performance factors are in addition to the aggregate value-added performance objective. Pursuant to the terms of the retired Chief Executive Officer's severance agreement and release, he will receive at least the target number of shares under the December 17, 2009 and March 8, 2010 awards.

Nonemployee Directors
The Directors’ Plan authorizes us to issue up to 800,000 common shares to nonemployee Directors. Under the Share Ownership Guidelines in effect for 2013 ("Guidelines"), a Director is required by the end of five years from date of election or September 1, 2010, whichever is later, to hold common shares with a market value of at least $250,000. If, as of December 1 annually, the nonemployee Director does not meet the Guidelines, the nonemployee Director must take a portion of the annual retainer fee in common shares with a market value of $24,000 (“Required Retainer”) until such time as the nonemployee Director reaches the ownership required by the Guidelines. Once the nonemployee Director meets the Guidelines, the nonemployee Director may elect to receive the Required Retainer in cash. Since April 1, 2011, nonemployee Directors have received an annual retainer fee of $60,000.
The Directors’ Plan also provides for an Annual Equity Grant ("Equity Grant"). The Equity Grant is awarded at our annual meeting each year to all nonemployee Directors elected or re-elected by the shareholders and a pro-rata amount is awarded to new directors upon their appointment. The value of the Equity Grant is payable in restricted shares with a three-year vesting period from the date of grant. The closing market price of our common shares on our annual meeting date is divided into the Equity Grant to determine the number of restricted shares awarded. In 2011, nonemployee Directors each received Equity Grants of $80,000 and that amount was increased effective May 8, 2012 to $85,000. The Directors’ Plan offers the nonemployee Director the opportunity to defer all or a portion of the Directors’ annual retainer fee, committee chair retainers, meeting fees and the Equity Grant into the Directors’ Plan. A nonemployee Director who is 69 or older at the Equity Grant date will receive common shares with no restrictions.
For the last three years, Equity Grant shares have been awarded to elected or re-elected nonemployee Directors as follows:

Year of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2011	1,850	6,475	1,850
2012	1,498	8,988	2,996
2013	3,985	31,506	7,970
Other Information
The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2013, 2012 and 2011:

	(In Millions, except per share amounts)
	2013	2012	2011
Cost of goods sold and operating expenses	$6.3	$4.0	$2.7
Selling, general and administrative expenses	14.8	16.6	13.2
Reduction of operating income from continuing operations before income taxes and equity income (loss) from ventures	21.1	20.6	15.9
Income tax benefit	(7.4)	(7.2)	(5.6)
Reduction of net income attributable to Cliffs shareholders	$13.7	$13.4	$10.3
Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.09	$0.09	$0.07
Diluted	$0.08	$0.09	$0.07

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
The following assumptions were utilized to estimate the fair value for the 2013 performance share grants:

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

Restricted share units, restricted stock awards, deferred stock allocation and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2013	2012	2011
	Shares	Shares	Shares
Restricted awards:
Outstanding and restricted at beginning of year	393,787	425,166	371,712
Granted during the year	396,844	151,869	125,059
Vested	(118,973)	(161,741)	(61,330)
Canceled	(85,574)	(21,507)	(10,275)
Outstanding and restricted at end of year	586,084	393,787	425,166
Performance shares:
Outstanding at beginning of year	772,484	877,435	843,238
Granted during the year [1]	806,271	501,346	263,816
Issued [2]	(289,054)	(574,518)	(215,870)
Forfeited/canceled	(249,248)	(31,779)	(13,749)
Outstanding at end of year	1,040,453	772,484	877,435
Vested or expected to vest as of December 31, 2013	1,030,351
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	2,880	2,611	2,509
Granted during the year	8,136	1,823	1,815
Canceled	(1,521)	—	—
Vested	(2,166)	(1,554)	(1,713)
Outstanding at end of year	7,329	2,880	2,611
Reserved for future grants or awards at end of year:
Employee plans	2,988,310
Directors’ plans	40,932
Total	3,029,242

[1]
The shares granted during the year include 54,051 shares, 191,506 shares and 71,956 shares for each year presented, respectively, related to the 23%, 50% and 50% payout associated with the prior-year pool as actual payout exceeded target.

[2]
For each year presented, the shares vested on December 31, 2012, December 31, 2011 and December 31, 2010, respectively, and were valued on February 21, 2013, February 13, 2012 and February 14, 2011, respectively.

A summary of our outstanding share-based awards as of December 31, 2013 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,169,151	$61.81
Granted	1,211,251	$19.84
Vested	(410,193)	$51.24
Forfeited/expired	(336,343)	$36.42
Outstanding, end of year	1,633,866	$40.20
The total compensation cost related to outstanding awards not yet recognized is $18.2 million at December 31, 2013. The weighted average remaining period for the awards outstanding at December 31, 2013 is approximately 1.9 years.

NOTE 15 - INCOME TAXES
Income (Loss) from Continuing Operations Before Income Taxes and Equity Income (Loss) from Ventures includes the following components:

	(In Millions)
	2013	2012	2011
United States	$837.7	$838.6	$1,506.5
Foreign	(348.4)	(1,340.4)	684.0
	$489.3	$(501.8)	$2,190.5
The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2013	2012	2011
Current provision (benefit):
United States federal	$101.3	$71.1	$246.8
United States state & local	4.0	7.6	2.8
Foreign	87.9	50.2	224.7
	193.2	128.9	474.3
Deferred provision (benefit):
United States federal	23.3	221.2	23.8
United States state & local	3.0	1.4	4.7
Foreign	(164.4)	(95.6)	(95.1)
	(138.1)	127.0	(66.6)
Total provision on income (loss) from continuing operations	$55.1	$255.9	$407.7

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2013		2012		2011
Tax at U.S. statutory rate of 35 percent	$171.3	35.0%	$(175.6)	35.0%	$766.7	35.0%
Increase (decrease) due to:
Foreign exchange remeasurement	(2.6)	(0.5)	62.3	(12.4)	(62.6)	(2.9)
Non-taxable income related to noncontrolling interests	(1.5)	(0.3)	61.0	(12.0)	(63.6)	(2.9)
Impact of tax law change	—	—	(357.1)	71.2	—	—
Percentage depletion in excess of cost depletion	(97.6)	(19.9)	(109.1)	21.7	(153.4)	(7.0)
Impact of foreign operations	(10.2)	(2.1)	65.2	(13.0)	(44.0)	(2.0)
Income not subject to tax	(106.6)	(21.8)	(108.0)	21.5	(67.5)	(3.1)
Goodwill impairment	20.5	4.2	202.2	(40.3)	—	—
Non-taxable hedging income	—	—	—	—	(32.4)	(1.5)
State taxes, net	5.6	1.1	7.3	(1.5)	7.5	0.3
Manufacturer’s deduction	(7.9)	(1.6)	(4.7)	0.9	(11.9)	(0.5)
Valuation allowance	73.0	14.9	634.5	(126.5)	49.5	2.3
Tax uncertainties	19.6	5.3	(14.8)	2.9	17.7	0.8
Prior year adjustment in current year	(11.4)	(3.6)	(5.7)	1.1	(18.0)	(0.8)
Other items — net	2.9	0.6	(1.6)	0.4	19.7	0.9
Income tax expense	$55.1	11.3%	$255.9	(51.0)%	$407.7	18.6%
The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2013	2012	2011
Other comprehensive (income) loss:
Pension/OPEB liability	$100.0	$13.8	$(60.2)
Mark-to-market adjustments	2.0	1.7	(17.7)
Other	(12.4)	2.6	—
Total	$89.6	$18.1	$(77.9)

Paid in capital — acquisition of noncontrolling interest	$102.1	$—	$—
Paid in capital — stock based compensation	$3.5	$(12.8)	$(4.6)
Discontinued Operations	$(2.0)	$10.4	$3.2

Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	(In Millions)
	2013	2012
Deferred tax assets:
Pensions	$88.4	$161.2
MRRT starting base allowance	300.3	357.1
Postretirement benefits other than pensions	58.0	87.7
Alternative minimum tax credit carryforwards	299.2	274.9
Investment in ventures	—	14.1
Asset retirement obligations	61.7	48.2
Operating loss carryforwards	524.4	396.4
Product inventories	16.4	45.4
Property, plant and equipment and mineral rights	56.0	49.2
Lease liabilities	31.9	31.0
Other liabilities	138.3	140.9
Total deferred tax assets before valuation allowance	1,574.6	1,606.1
Deferred tax asset valuation allowance	864.1	858.4
Net deferred tax assets	710.5	747.7
Deferred tax liabilities:
Property, plant and equipment and mineral rights	1,400.8	1,350.5
Investment in ventures	196.4	207.6
Intangible assets	33.5	24.6
Income tax uncertainties	48.5	48.5
Financial derivatives	—	1.6
Product inventories	12.8	19.6
Other assets	93.0	101.9
Total deferred tax liabilities	1,785.0	1,754.3
Net deferred tax (liabilities) assets	$(1,074.5)	$(1,006.6)

The deferred tax amounts are classified in the Statements of Consolidated Financial Position as current or long-term consistently with the underlying asset or liability that generates the basis difference between financial reporting and tax. Following is a summary:

	(In Millions)
	2013	2012
Deferred tax assets:
United States	$7.2	$5.2
Foreign
Current	29.4	3.8
Long-term	41.5	151.5
Total deferred tax assets	78.1	160.5
Deferred tax liabilities:
United States	175.3	58.4
Foreign
Current	6.1	—
Long-term	971.2	1,108.7
Total deferred tax liabilities	1,152.6	1,167.1
Net deferred tax (liabilities)	$(1,074.5)	$(1,006.6)
At December 31, 2013 and 2012, we had $299.2 million and $274.9 million, respectively, of gross deferred tax assets related to U.S. alternative minimum tax credits that can be carried forward indefinitely.
We had gross state and foreign net operating loss carryforwards of $157.9 million, and $3.5 billion, respectively, at December 31, 2013. We had gross state and foreign net operating loss carryforwards at December 31, 2012 of, $185.0 million and $2.1 billion, respectively. State net operating losses will begin to expire in 2022, and the foreign net operating losses will begin to expire in 2015. We had foreign tax credit carryforwards of $5.8 million at December 31, 2013 and December 31, 2012. The foreign tax credit carryforwards will begin to expire in 2020.
We recorded a $102.1 million net increase to the deferred tax liabilities related to the acquisition of noncontrolling interest in Bloom Lake.
We recorded a $5.7 million net increase in the valuation allowance of certain deferred tax assets where management believes that realization of the related deferred tax assets is not more likely than not. Of this amount, a $40.9 million increase relates to ordinary losses of certain foreign and state operations for which future utilization is currently uncertain, a $6.9 million increase relates to certain foreign assets where tax basis exceeds book basis, a $13.5 million decrease relates to the reversal of our valuation allowance on MRRT tax credits which are expected to be realized based on future projected taxable income, and a $24.4 million increase relates to management's conclusion that it was more likely than not that the deferred tax asset related to the Alternative Minimum Tax credit would not be utilized. The Australian valuation allowance decreased by $65.5 million as a result of the change in foreign exchange rates. A $14.5 million increase relates to Canadian deferred tax assets that management has determined it is more likely than not that the assets will not be realized.
At December 31, 2013 and 2012, cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings amounted to $1.2 billion and $0.8 billion, respectively. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practical to estimate the amount of income taxes that would have to be provided if we were to conclude that such earnings will be remitted in the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2013	2012	2011
Unrecognized tax benefits balance as of January 1	$55.5	$102.1	$79.8
Increases for tax positions in prior years	13.6	2.7	42.1
Increases for tax positions in current year	5.3	11.1	29.5
Increase due to foreign exchange	—	—	—
Settlements	—	(60.4)	(3.5)
Lapses in statutes of limitations	—	—	(45.8)
Other	—	—	—
Unrecognized tax benefits balance as of December 31	$74.4	$55.5	$102.1
At December 31, 2013 and 2012, we had $74.4 million and $55.5 million, respectively, of unrecognized tax benefits recorded. Of this amount, $25.9 million and $7.0 million were recorded in Other liabilities and $48.5 million was recorded as Other non-current assets in the Statements of Consolidated Financial Position for both years. If the $74.4 million were recognized, the full amount would impact the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months. At December 31, 2013 and 2012, we had $1.2 million and $0.8 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11. Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions except where the deferred tax asset or other carryforward are not available for use. The adoption of the pronouncement does not have an impact in the presentation of our financial statement.
Tax years that remain subject to examination are years 2009 and forward for the U.S., 2006 and forward for Canada, and 2007 and forward for Australia.
NOTE 16 - CAPITAL STOCK
Depositary Shares
On February 21, 2013, we issued 29.25 million depositary shares, representing an aggregate of 731,250 preferred shares, comprised of the 27.0 million depositary share offering and the exercise of an underwriters' over-allotment option to purchase an additional 2.25 million depositary shares. Each depositary share represents a 1/40th interest in a share of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value ("Preferred Share") at a price of $25 per depositary share for total net proceeds of approximately $709.4 million, after underwriter fees and discounts. Each Preferred Share has an initial liquidation preference of $1,000 per share (equivalent to a $25 liquidation preference per depositary share). When and if declared by our Board of Directors, we will pay cumulative dividends on each Preferred Share at an annual rate of 7.00 percent on the liquidation preference. We will pay declared dividends in cash on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2013 and to, and including February 1, 2016. Holders of the depositary shares are entitled to a proportional fractional interest in the rights and preferences of the Preferred Shares, including conversion, dividend, liquidation and voting rights, subject to the provisions of the deposit agreement.
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
Common Share Public Offering
On February 21, 2013, we issued 10.35 million common shares, comprised of the 9.0 million common share offering and the exercise of an underwriters' option to purchase an additional 1.35 million common shares. We received net proceeds of approximately $285.3 million at a closing price of $29.00 per common share.
Dividends
On March 20, 2013, our Board of Directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our shareholders of record as of the close of business on April 15, 2013. On May 7, 2013 and September 9, 2013, our Board of Directors declared a quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on August 1, 2013 and November 1, 2013 to our shareholders of record as of the close of business on July 15, 2013 and October 15, 2013, respectively. On November 11, 2013, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million was paid on February 3, 2014 to our shareholders of record as of the close of business on January 15, 2014.
A $0.28 per common share cash dividend was paid on March 1, 2012 to our shareholders of record as of the close of business on February 15, 2012. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend of $0.625 per share was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our common shareholders of record as of the close of business on April 27, 2012, August 15, 2012 and November 23, 2012, respectively. On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our Board of Directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013, August 15, 2013 and November 22, 2013, respectively.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) within Cliffs shareholders’ equity and related tax effects allocated to each are shown below as of December 31, 2013, 2012 and 2011:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2011:
Postretirement benefit liability	$(615.9)	$207.0	$(408.9)
Foreign currency translation adjustments	312.5	—	312.5
Unrealized net gain on derivative financial instruments	1.7	(0.5)	1.2
Unrealized gain on securities	2.5	0.1	2.6
	$(299.2)	$206.6	$(92.6)
As of December 31, 2012:
Postretirement benefit liability	$(576.7)	$194.0	$(382.7)
Foreign currency translation adjustments	316.3	—	316.3
Unrealized net gain on derivative financial instruments	12.4	(3.7)	8.7
Unrealized gain on securities	3.3	(1.2)	2.1
	$(244.7)	$189.1	$(55.6)
As of December 31, 2013:
Postretirement benefit liability	$(299.3)	$94.4	$(204.9)
Foreign currency translation adjustments	106.7	—	106.7
Unrealized net loss on derivative financial instruments	(30.0)	9.1	(20.9)
Unrealized gain on securities	9.3	(3.1)	6.2
	$(213.3)	$100.4	$(112.9)

The following tables reflect the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for December 31, 2013, 2012 and 2011 :

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	(1.1)	2.5	3.3	(5.0)	(0.3)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)
Other comprehensive loss before reclassifications	(1.5)	(2.0)	(152.0)	(42.2)	(197.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	8.1	3.6	—	(2.2)	9.5
Balance June 30, 2013	$(370.8)	$6.3	$167.6	$(42.7)	$(239.6)
Other comprehensive income (loss) before reclassifications	(0.6)	3.5	22.8	12.1	37.8
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.3	0.9	—	16.2	23.4
Balance September 30, 2013	$(365.1)	$10.7	$190.4	$(14.4)	$(178.4)
Other comprehensive income (loss) before reclassifications	$154.5	$(4.9)	$(83.7)	$(16.6)	$49.3
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	$5.7	$0.4	$—	$10.1	$16.2
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(305.1)	$33.6	$314.7	$2.7	$45.9
Change during 2011	$(103.8)	$(31.0)	$(2.2)	$(1.5)	$(138.5)
Balance December 31, 2011	$(408.9)	$2.6	$312.5	$1.2	$(92.6)
Change during 2012	26.2	(0.5)	3.8	7.5	37.0
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the year ended December 31, 2013:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income	Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Year Ended December 31, 2013
Amortization of Pension and Postretirement Benefit Liability:
Prior-service costs	$(0.6)	(1)
Net actuarial loss	41.4	(1)
	40.8	Total before taxes
	(14.3)	Income tax expense
	$26.5	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$(0.2)	Other non-operating income (expense)
Impairment	5.3	Other non-operating income (expense)
	5.1	Total before taxes
	(0.1)	Income tax expense
	$5.0	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$17.0	Product revenues
Canadian dollar foreign exchange contracts	15.3	Cost of goods sold and operating expenses
	32.3	Total before taxes
	(10.2)	Income tax expense
	$22.1	Net of taxes

Total Reclassifications for the Period	$53.6

(1)
These accumulated other comprehensive income components are included in the net periodic benefit cost recognized for the year ended December 31, 2013. See NOTE 13 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at December 31, 2013:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Canada	WISCO
Empire	79.0%	21.0%	—	—
Tilden	85.0%	—	15.0%	—
Hibbing	23.0%	62.3%	14.7%	—
Bloom Lake	82.8%	—	—	17.2%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2013	2012	2011
Product revenues from related parties	$1,664.8	$1,660.8	$2,192.4
Total product revenues	5,346.6	5,520.9	6,321.3
Related party product revenue as a percent of total product revenue	31.1%	30.1%	34.7%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including customer supply agreements and provisional pricing arrangements, were $132.0 million and $149.8 million at December 31, 2013 and 2012, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to related parties, were $25.1 million and $20.2 million at December 31, 2013 and 2012, respectively.
In 2002, we entered into an agreement with Ispat that restructured the ownership of the Empire mine and increased our ownership from 46.7 percent to 79.0 percent in exchange for the assumption of all mine liabilities. Under the terms of the agreement, we indemnified Ispat from obligations of Empire in exchange for certain future payments to Empire and to us by Ispat of $120.0 million, recorded at a present value of $11.3 million and $19.3 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, the remaining balance of $11.3 million was recorded in Other current assets and at December 31, 2012, $10.0 million of the remaining balance was recorded in Other current assets. The fair value of the receivable of $11.9 million and $21.3 million at December 31, 2013 and December 31, 2012, respectively, is based on a discount rate of 1.28 percent and 2.85 percent, respectively, which represents the estimated credit-adjusted risk-free interest rate for the period the receivable is outstanding.
Supply agreements with one of our customers include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as an embedded derivative. Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2013	2012	2011
Net Income from Continuing Operations attributable to Cliffs shareholders	$411.5	$(935.3)	$1,599.0
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax	2.0	35.9	20.1
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$413.5	$(899.4)	$1,619.1
PREFERRED STOCK DIVIDENDS	(48.7)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$364.8	$(899.4)	$1,619.1
Weighted Average Number of Shares:
Basic	151.7	142.4	140.2
Depositary Shares	22.1	—	—
Employee Stock Plans	0.5	—	0.8
Diluted	174.3	142.4	141.0
Earnings (loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$2.39	$(6.57)	$11.41
Discontinued operations	0.01	0.25	0.14
	$2.40	$(6.32)	$11.55
Earnings (loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$2.36	$(6.57)	$11.34
Discontinued operations	0.01	0.25	0.14
	$2.37	$(6.32)	$11.48
NOTE 20 - COMMITMENTS AND CONTINGENCIES
We have total contractual obligations and binding commitments of approximately $14.3 billion as of December 31, 2013 compared with $14.6 billion as of December 31, 2012, primarily related to purchase commitments, principal and interest payments on long-term debt, lease obligations, pension and OPEB funding minimums, and mine closure obligations. Such future commitments total approximately $1.2 billion in 2014, $0.9 billion in 2015, $0.7 billion in 2016, $0.6 billion in 2017, $1.0 billion in 2018 and $9.9 billion thereafter.
Purchase Commitments
In 2011, we began to incur capital commitments related to the expansion of the Bloom Lake mine. The Phase II expansion project includes expansion of the mine and the mine’s processing capabilities. The capital investment also includes common infrastructure necessary to sustain current operations and support the expansion. As previously announced, we are continuing to delay certain components of the Phase II expansion at the Bloom Lake mine, including the completion of the concentrator and load-out facility. Common infrastructure projects necessary to sustain current operations and support the expansion are continuing as planned. Through December 31, 2013, approximately $1.3 billion of the total capital investment for the Bloom Lake expansion project had been committed, of which a total of approximately $1.2 billion had been expended. Of the remaining committed capital, expenditures of approximately $40 million are expected to be made during 2014.

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
Environmental Matters
We had environmental liabilities of $8.4 million and $15.7 million at December 31, 2013 and 2012, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
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

NOTE 21 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2013, 2012 and 2011 is as follows:

	(In Millions)
	Year Ended December 31,
	2013	2012	2011
Capital additions	$752.3	$1,335.3	$960.9
Cash paid for capital expenditures [1]	861.6	1,127.5	862.1
Difference	$(109.3)	$207.8	$98.8
Non-cash accruals	$(109.3)	$152.5	$60.1
Capital leases	—	55.3	38.7
Total	$(109.3)	$207.8	$98.8

[1]
Cash paid for capital expenditures for 2011 has been shown net of cash proceeds of $18.6 million from the Pinnacle longwall sale-leaseback that was completed in October 2011. The adjustment was necessary in 2011 due to the timing of the cash payments related to the longwall.

Cash payments for interest and income taxes in 2013, 2012 and 2011 are as follows:

	(In Millions)
	2013	2012	2011
Taxes paid on income	$153.3	$443.2	$275.3
Interest paid on debt obligations	174.4	207.5	175.1
Non-Cash Financing Activities - Declared Dividends
On November 11, 2013, our Board of Directors declared the quarterly cash dividend on our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.8 million was paid on February 3, 2014 to our preferred shareholders of record as of the close of business on January 15, 2014.
NOTE 22 - SUBSEQUENT EVENTS
Wabush Mine
On February 11, 2014, the Company announced its plan to idle its Wabush mine in Newfoundland and Labrador by the end of the first quarter of 2014.

NOTE 23 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Share Amounts)
	2013
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$1,140.5	$1,488.5	$1,546.6	$1,515.8	$5,691.4
Sales margin	237.9	268.2	348.7	294.5	1,149.3
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$107.0	$146.0	$115.2	$43.3	$411.5
Income from Discontinued Operations	—	—	2.0	—	2.0
Net Income (Loss) Attributable to Cliffs Shareholders	$107.0	$146.0	$117.2	$43.3	$413.5
Earnings per common share attributable to Cliffs common shareholders — Basic:
Continuing Operations	$0.66	$0.87	$0.67	$0.20	$2.39
Discontinued Operations	—	—	0.01	—	0.01
	$0.66	$0.87	$0.68	$0.20	$2.40
Earnings per common share attributable to Cliffs common shareholders — Diluted:
Continuing Operations	$0.66	$0.82	$0.65	$0.20	$2.36
Discontinued Operations	—	—	0.01	—	0.01
	$0.66	$0.82	$0.66	$0.20	$2.37
The diluted earnings per share calculation for the first and fourth quarters of 2013 exclude depositary shares that were anti-dilutive totaling 12.9 million and 25.2 million, respectively.

	2012
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$1,212.4	$1,579.5	$1,544.9	$1,535.9	$5,872.7
Sales margin	291.8	443.5	198.3	238.5	1,172.1
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$370.3	$255.7	$87.8	$(1,649.1)	$(935.3)
Income (Loss) and Gain on Sale from Discontinued Operations, net of tax	5.5	2.3	(2.7)	30.8	35.9
Net Income Attributable to Cliffs Shareholders	$375.8	$258.0	$85.1	$(1,618.3)	$(899.4)
Earnings per common share attributable to Cliffs common shareholders — Basic:
Continuing Operations	$2.60	$1.79	$0.62	$(11.58)	$(6.57)
Discontinued Operations	0.04	0.02	(0.02)	0.22	0.25
	$2.64	$1.81	$0.60	$(11.36)	$(6.32)
Earnings per common share attributable to Cliffs common shareholders — Diluted:
Continuing Operations	$2.59	$1.79	$0.61	$(11.58)	$(6.57)
Discontinued Operations	0.04	0.02	(0.02)	0.22	0.25
	$2.63	$1.81	$0.59	$(11.36)	$(6.32)

Fourth Quarter Results
Upon performing our annual goodwill impairment test in the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. We also recorded an other long-lived asset impairment charge of $154.6 million related to our Wabush operations within our Eastern Canadian Iron Ore operating segment to reduce those assets to their estimated fair value as of December 31, 2013. All of these charges impacted Impairment of goodwill and other long-lived assets.
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
As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we recorded an adjustment to correct an immaterial prior period error in the noncontrolling interest related to Bloom Lake. Accordingly, the adjustment was recorded prospectively in the Statements of Consolidated Operations for the period ended December 31, 2013 and in the Statements of Consolidated Financial Position as of December 31, 2013. The adjustment to noncontrolling interest related to Bloom Lake was approximately $45.1 million and resulted in an increase to Net Income (Loss) Attributable to Cliffs Shareholders and a reduction of Loss (income) attributable to noncontrolling interest and corresponding decrease to Noncontrolling interest in the Statements of Consolidated Financial Position for the three months ended and year ended December 31, 2013. The adjustments also resulted in an increase to basic and diluted earnings per common share of $0.29 for the three months ended December 31, 2013. The impact of the prospective adjustments in the Statements of Consolidated Operations would have resulted in an increase to basic and diluted earnings per common share of $0.14, $0.03, $0.04 and $0.04 for the first, second, third and fourth quarter, respectively, of the year ended December 31, 2012.
Refer to NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES, NOTE 5 - PROPERTY, PLANT AND EQUIPMENT and NOTE 15 - INCOME TAXES for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the accompanying statements of consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 14, 2014

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Operating Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2013 using the framework specified in Internal Control - Integrated Framework (1992), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 14, 2014
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter or our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On February 11, 2014, the Board of Directors approved a plan to idle production at our Wabush Scully mine by the end of the first quarter of 2014. The Wabush Scully mine has a capacity of 5.6 million metric tons per year. The decision to idle was based on the high cost of the operation. Approximately 500 employees at both the Wabush Scully mine and the Pointe Noire rail and port operation in Quebec will be impacted by this decision.
As a result of this decision, management expects to record charges between $90 million and $100 million ($70 million and $75 million after-tax, or $0.40 to $0.43 per diluted share) in 2014. These estimated charges include approximately $40 million for employee-related costs and the remaining charges consist of potential contractual liabilities, general idle, energy and other related costs. Of these charges, substantially all will result in future cash outlay.
Amounts related to this action are still being finalized. Additional details of this action will be provided in our Form 10-Q for the quarterly period ended March 31, 2014. Also, it is possible that charges in addition to those described above may be recognized in future periods.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item will be set forth in our definitive Proxy Statement to security holders under the headings "Board Meetings and Committees - Audit Committee", "Business Ethics Policy", "Independence and Related Party Transactions", "Information Concerning Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

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
The information required to be furnished by this Item regarding "Securities Authorized for Issuance Under Equity Compensation Plans", "Related Stockholder Matters" and "Security Ownership" will be set forth in our definitive Proxy Statement to security holders under the headings "Independence and Related Party Transactions", "Ownership of Equity Securities of the Company" and "Equity Compensation Plan Information", respectively, and is incorporated herein by reference and made part hereof from the Proxy Statement.

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
(a)(1) and (2) - List of Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2013 and 2012
•Statements of Consolidated Operations - Years ended December 31, 2013, 2012 and 2011

•	Statements of Consolidated Comprehensive Income - Years ended December 31, 2013, 2012 and 2011
•Statements of Consolidated Cash Flows - Years ended December 31, 2013, 2012 and 2011

•	Statements of Consolidated Changes in Equity - Years ended December 31, 2013, 2012 and 2011
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
(3) List of Exhibits - Refer to Exhibit Index on pages 202- 210, which is incorporated herein by reference.
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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	President, Chief	February 14, 2014
G. B. Halverson	Executive Officer and Director
(Principal Executive Officer)
/s/ T.M. PARADIE	Executive Vice President	February 14, 2014
T. M. Paradie	& Chief Financial Officer
(Principal Financial Officer)
/s/ T.K. FLANAGAN	Vice-President, Corporate	February 14, 2014
T. K. Flanagan	Controller & Chief Accounting Officer
(Principal Accounting Officer)
*	Director	February 14, 2014
S. M. Cunningham
*	Director	February 14, 2014
B. J. Eldridge
*	Director	February 14, 2014
M. E. Gaumond
*	Director	February 14, 2014
A. R. Gluski
*	Director	February 14, 2014
S. M. Green
*	Director	February 14, 2014
J. K. Henry
*	Director	February 14, 2014
S. M. Johnson
*	Director	February 14, 2014
J. F. Kirsch
*	Director	February 14, 2014
R. K. Riederer
*	Director	February 14, 2014
T. Sullivan
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.
By: /s/ T.M. PARADIE
(T. M. Paradie, as Attorney-in-Fact)

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
Articles of Incorporation and By-Laws of Cliffs Natural Resources Inc.
3.1
Third Amended Articles of Incorporation of Cliffs (as filed with the Secretary of State of the State of Ohio on May 13, 2013 (filed as Exhibit 3.1 to Cliffs' Form 8-K on May 13, 2013 and incorporated herein by reference)

3.2	Regulations of Cleveland-Cliffs Inc. (filed as Exhibit 3.2 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Instruments defining rights of security holders, including indentures
4.1
Form of Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.1 to Cliffs' Form S-3 No. 333-165376 on March 10, 2010 and incorporated herein by reference)

4.2
Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Cliffs' Form 8-K on March 16, 2010 and incorporated herein by reference)

4.3
Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Cliffs' Form 8-K on September 17, 2010 and incorporated herein by reference)

4.4
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs' Form 8-K on September 17, 2010 and incorporated herein by reference)

4.5
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs' Form 8-K on March 23, 2011 and incorporated herein by reference)

4.6
Fifth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs' Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.7
Form of 3.95% Notes due 2018 Sixth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated December 13, 2012, including form of 3.95% Notes due 2018 (filed as Exhibit 4.1 to Cliffs' Form 8-K on December 13, 2012 and incorporated herein by reference)

4.8	Form of Common Share Certificate (filed herewith)
Material Contracts
10.1	* Form of Change in Control Severance Agreement, effective January 1, 2014 (covering existing grants) (filed herewith)
10.2	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed herewith)
10.3
* Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10.2 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.4
*First Amendment to the Cleveland-Cliffs Inc. 2000 Voluntary Non-Qualified Deferred Compensation Plan (Amended and Restated as of January 1, 2000) (filed as Exhibit 10.4 to Cliffs' Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)

10.5
*Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan (Effective as of January 1, 2005) dated November 11, 2008 (filed as Exhibit 10(a) to Cliffs' Form 8-K on November 14, 2008 and incorporated herein by reference)

10.6
*First Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated September 2, 2009 and effective as of January 1, 2009 (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference)

10.7
*Second Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan dated November 8, 2011 and effective as of January 1, 2012 (filed as Exhibit 10.6 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.8
*Third Amendment to Cliffs Natural Resources Inc. 2005 Voluntary Non-Qualified Deferred Compensation Plan, effective November 1, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)

10.9
*Cliffs Natural Resources Inc. 2012 Non-Qualified Deferred Compensation Plan (effective January 1, 2012) dated November 8, 2011 (filed as Exhibit 10.1 to Cliffs’ Form 8-K on November 8, 2011 and incorporated herein by reference)

10.10	* Form of Indemnification Agreement between Cleveland-Cliffs Inc and Directors (filed as Exhibit 10.5 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
10.11
* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective on July 1, 1995 (filed as Exhibit 10.6 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.12
* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10.7 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.13
* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated and effective January 14, 2003 (filed as Exhibit 10.8 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.14
*Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.15
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.16
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.13 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.17
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.18
*Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.19
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.20
*Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.21
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.22
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.23
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.24
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.25
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.27
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.28
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.29
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.30
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.31
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.32
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.33
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.34
*Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.35
* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10.32 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.36
* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.31 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.37
* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.32 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.38
*Third Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ss) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.39
* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.40
*First Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(uu) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.41
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.42
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.43
* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005 (filed as Exhibit 10.38 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.44
*Severance Agreement, by and between Joseph A. Carrabba and Cliffs Natural Resources Inc. and its affiliates, dated July 17, 2013 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference)

10.45	*Release by Joseph A. Carrabba in favor of Cliffs Natural Resources Inc. and its affiliates, dated November 18, 2013 (filed herewith)
10.46
* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated November 22, 2006 (filed as Exhibit 10.39 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.47
*Severance Agreement and Release, by and between Laurie Brlas and Cliffs Natural Resources Inc. and its affiliates, dated August 20, 2013 (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference)

10.48
*Severance Agreement, by and between David B. Blake and Cliffs Natural Resources Inc. and its affiliates, dated August 21, 2013 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference)

10.49	*Release by David B. Blake in favor of Cliffs Natural Resources Inc. and its affiliates, dated November 8, 2013 (filed herewith)

10.50	*Letter Agreement of Employment by and between Cliffs Natural Resources Inc. and Gary B. Halverson dated October 23, 2013 (filed herewith)
10.51	*Non-employee Director Phantom Stock Unit Award Agreement, by and between Cliffs and James F. Kirsch dated July 9, 2013 (filed herewith)
10.52	*Letter Agreement between Cliffs Natural Resources Inc. and James Kirsch dated December 4, 2013 (filed herewith)
10.53	*Severance Agreement and Release between Cliffs Natural Resources Inc. and Donald J. Gallagher dated December 30, 2013 (filed herewith)
10.54	*Release by Donald J. Gallagher in favor of Cliffs Natural Resources Inc. and its affiliates, dated January 3, 2014 (filed herewith)
10.55	*Form of Letter Agreement of Employment between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Australian Executives (filed herewith)
10.56	*Letter Agreement between Cliffs Natural Resources Inc. and William Hart dated October 10, 2013 (filed herewith)
10.57
*Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.58
*Cliffs Natural Resources Inc. 2012 Executive Management Performance Incentive Plan effective March 13, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.59
*Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of May 11, 2010 (filed as Exhibit 10(a) to the Cliffs’ Form 8-K on May 14, 2010 and incorporated herein by reference)

10.60
*First Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan dated January 11, 2011 (filed as Exhibit 10(rr) to Cliffs’ Form 10-K for the period ended December 31, 2010 and incorporated herein by reference)

10.61
*Second Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan effective as of May 8, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.62
*2009 Participant Grant under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective December 17, 2009 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba (filed as Exhibit 10(qqq) to Cliffs’ Form 10-K for the period ended December 31, 2009 and incorporated herein by reference)

10.63
*2010 Participant Grant under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective March 8, 2010 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba (filed herewith)

10.64
*Form of Cliffs Natural Resources Inc. 2011 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)

10.65
*Form of Cliffs Natural Resources Inc. 2011 Participant Grant (Australia) under the Amended and Restated Cliffs 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)

10.66
*Form of Cliffs Natural Resources Inc. (U.S.) 2012 Participant Grant under the Amended and Restated 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10.66 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.67
*Cliffs Natural Resources Inc. 2012 Chile Labor Agreement Grant for Participants (filed as Exhibit 10.67 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.68
*Form of Cliffs Natural Resources Inc. (Australia) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.68 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.69
*Form of Cliffs Natural Resources Inc. (Canada) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.69 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.70
*Form of Cliffs Natural Resources Inc. (China) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.70 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.71
*Form of Cliffs Natural Resources Inc. (Japan) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.71 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.72	*Form of Cliffs Natural Resources Inc. 2013 Performance Share Award Memorandum and Performance Share Award Agreement under the 2012 Incentive Equity Plan (filed herewith)
10.73	*Cliffs Natural Resources Inc. 2012 Incentive Equity Plan effective March 13, 2012 (filed as Exhibit 10.1 to Cliffs Form 8-K on May 14, 2012 and incorporated herein by reference)
10.74
*First Amendment to Cliffs Natural Resources Inc. 2012 Incentive Plan effective September 11, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)

10.75
*Form of Cliffs Natural Resources Inc. Restricted Share Units Award Agreement pursuant to 2012 Incentive Equity Plan (filed as Exhibit 10.74 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.76	*Form of Cliffs Natural Resources Inc. Performance Restricted Share Units Agreement effective May 26, 2011 under the Amended and Restated 2007 Incentive Equity Plan, as amended (filed herewith)
10.77	*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed herewith)
10.78	*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (Graduated Vesting 50%) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed herewith)
10.79	*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (Graduated Vesting 33%) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed herewith)

10.80	*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (3 year Vesting) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed herewith)
10.81	*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (Graduated Vesting) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed herewith)
10.82
*Form of Cliffs Natural Resources Restricted Shares Agreement pursuant to the Amended and Restated Cliffs 2007 Incentive Equity Plan between the employee participant and the Company or its Subsidiary (filed as Exhibit 10.62 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.83
*Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.84
** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed herewith)

10.85
** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc. and ISG Indiana Harbor (filed herewith)

10.86	** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed herewith)
10.87
** 2011 Omnibus Agreement, dated as of April 8, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC, as successor in interest to Ispat Inland Inc., ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.) and Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company) (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

10.88
Amended and Restated Multicurrency Credit Agreement entered into as of August 11, 2011, among Cliffs, certain foreign subsidiaries of the Company from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., PNC Capital Markets Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the various institutions from time to time party thereto (filed as Exhibit 10(a) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)

10.89
Amendment No. 1, dated as of October 16, 2012 to Amended and Restated Multicurrency Credit Agreement (filed as Exhibit 10.1 to Cliffs’ Form 8-K on October 19, 2012 and incorporated herein by reference)

10.90
Amendment No. 2 to the Amended and Restated Multicurrency Credit Agreement dated as of February 8, 2013 (filed as Exhibit 10.92 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson as of February 14, 2014 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of February 14, 2014 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 14, 2014 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of February 14, 2014 (filed herewith)

95	Mine Safety Disclosures (filed herewith)
99(a)	Schedule II – Valuation and Qualifying Accounts (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
*        Indicates management contract or other compensatory arrangement.

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.