Form 10-Q
period 2014-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2014-04-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,181,056 as of April 21, 2014.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
Barrick	Barrick Gold Corporation Inc.
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
DD&A	Depreciation, depletion and amortization
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, as amended
Ispat	Ispat Inland Steel Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MACT	Maximum Achievable Control Technology
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MRRT	Minerals Resource Rent Tax (Australia)
MSHA	U.S. Mine Safety and Health Administration
n/m	Not meaningful
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
Severstal	Severstal Dearborn, LLC
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
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2014	2013
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$860.9	$1,082.6
Freight and venture partners' cost reimbursements	79.1	57.9
	940.0	1,140.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(876.8)	(902.6)
SALES MARGIN	63.2	237.9
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(51.1)	(48.4)
Exploration costs	(4.2)	(22.7)
Miscellaneous - net	(58.6)	1.5
	(113.9)	(69.6)
OPERATING INCOME (EXPENSE)	(50.7)	168.3
OTHER INCOME (EXPENSE)
Interest expense, net	(42.7)	(49.1)
Other non-operating income	1.2	1.1
	(41.5)	(48.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	(92.2)	120.3
INCOME TAX BENEFIT	21.8	6.0
EQUITY LOSS FROM VENTURES, net of tax	(0.3)	(5.5)
NET INCOME (LOSS)	(70.7)	120.8
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	0.4	(13.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(70.3)	$107.0
PREFERRED STOCK DIVIDENDS	(12.8)	(9.9)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(83.1)	$97.1

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$(0.54)	$0.66
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$(0.54)	$0.66
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,040	147,827
Diluted	153,040	148,081
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$0.44	$0.34
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2014	2013
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(70.3)	$107.0
OTHER COMPREHENSIVE INCOME
Pension and OPEB liability, net of tax	3.4	6.5
Unrealized net gain on marketable securities, net of tax	3.9	2.6
Unrealized net gain on foreign currency translation	40.5	3.3
Unrealized net gain (loss) on derivative financial instruments, net of tax	10.5	(7.0)
OTHER COMPREHENSIVE INCOME	58.3	5.4
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	(1.2)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(12.5)	$111.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$364.0	$335.5
Accounts receivable, net	130.6	270.0
Inventories	609.8	391.4
Supplies and other inventories	204.9	216.0
Other current assets	363.0	347.1
TOTAL CURRENT ASSETS	1,672.3	1,560.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,086.0	11,153.4
OTHER ASSETS
Other non-current assets	444.5	408.5
TOTAL OTHER ASSETS	444.5	408.5
TOTAL ASSETS	$13,202.8	$13,121.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2014	December 31, 2013
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$329.2	$345.5
Accrued expenses	363.5	392.7
Short-term and current portion of long-term debt	96.9	20.9
Other current liabilities	253.5	326.4
TOTAL CURRENT LIABILITIES	1,043.1	1,085.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	285.0	294.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	300.7	309.7
DEFERRED INCOME TAXES	1,195.7	1,146.5
LONG-TERM DEBT	3,194.8	3,022.6
OTHER LIABILITIES	347.9	379.3
TOTAL LIABILITIES	6,367.2	6,237.6
COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 14)
Issued and Outstanding - 731,233 shares (2013 - 731,250 shares)	731.3	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2013 - 400,000,000 shares);
Issued - 159,546,224 shares (2013 - 159,546,224 shares);
Outstanding - 153,181,056 shares (2013 - 153,126,291 shares)	19.8	19.8
Capital in excess of par value of shares	2,321.1	2,329.5
Retained earnings	3,300.9	3,407.3
Cost of 6,365,168 common shares in treasury (2013 - 6,419,933 shares)	(298.5)	(305.5)
Accumulated other comprehensive loss	(55.1)	(112.9)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	6,019.5	6,069.5
NONCONTROLLING INTEREST	816.1	814.8
TOTAL EQUITY	6,835.6	6,884.3
TOTAL LIABILITIES AND EQUITY	$13,202.8	$13,121.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(70.7)	$120.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	141.1	140.6
Deferred income taxes	15.1	(46.3)
Other	3.2	(10.0)
Changes in operating assets and liabilities:
Receivables and other assets	161.5	102.7
Product inventories	(214.5)	(194.0)
Payables and accrued expenses	(117.7)	(139.2)
Net cash used by operating activities	(82.0)	(25.4)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(103.3)	(230.4)
Other investing activities	12.6	2.0
Net cash used by investing activities	(90.7)	(228.4)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	—	709.4
Net proceeds from issuance of common shares	—	285.6
Repayment of term loan	—	(847.1)
Borrowings under credit facilities	225.0	297.0
Repayment under credit facilities	—	(72.0)
Common stock dividends	(23.0)	(22.9)
Preferred stock dividends	(12.8)	—
Other financing activities	8.7	(4.1)
Net cash provided by financing activities	197.9	345.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.3	(0.1)
INCREASE IN CASH AND CASH EQUIVALENTS	28.5	92.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335.5	195.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$364.0	$287.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 19 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations:

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

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2014 and December 31, 2013. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	March 31, 2014	December 31, 2013
Hibbing	Other non-current assets[1]	Equity Method	23	$1.7	$(3.9)
Other	Other non-current assets	Equity Method	Various	34.3	34.7
				$36.0	$30.8

1 At December 31, 2013, the classification for Hibbing was Other liabilities.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC. The significant accounting policies requiring updates have been included within the disclosures below.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of the Company’s Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in our Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2014, net losses of $6.5 million related to the impact of transaction gains and losses resulting from remeasurement, of which losses of $8.8 million and losses of $3.1 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. For the three months ended March 31, 2013, net gains of $3.7 million related to the impact of transaction gains and losses resulting from remeasurement, of which losses of $0.5 million and losses of $0.3 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents.
NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our four metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. There were no intersegment revenues in the first quarters of 2014 or 2013.
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
The following table presents a summary of our reportable segments for the three months ended March 31, 2014 and 2013, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures:

	(In Millions)
	Three Months Ended March 31,
	2014		2013
Revenues from product sales and services:
U.S. Iron Ore	$361.3	38%	$410.1	36%
Eastern Canadian Iron Ore	158.3	17%	245.3	22%
Asia Pacific Iron Ore	254.2	27%	270.8	24%
North American Coal	166.2	18%	214.3	18%
Total revenues from product sales and services	$940.0	100%	$1,140.5	100%

Sales margin:
U.S. Iron Ore	$95.0		$157.3
Eastern Canadian Iron Ore	(49.7)		19.4
Asia Pacific Iron Ore	66.3		61.3
North American Coal	(48.4)		1.8
Other	—		(1.9)
Sales margin	63.2		237.9
Other operating expense	(113.9)		(69.6)
Other expense	(41.5)		(48.0)
Income (loss) from continuing operations before income taxes and equity loss from ventures	$(92.2)		$120.3

Depreciation, depletion and amortization:
U.S. Iron Ore	$28.7		$26.6
Eastern Canadian Iron Ore	41.2		41.1
Asia Pacific Iron Ore	39.1		36.4
North American Coal	29.9		32.5
Other	2.2		4.0
Total depreciation, depletion and amortization	$141.1		$140.6

Capital additions[1]:
U.S. Iron Ore	$14.9		$11.7
Eastern Canadian Iron Ore	51.0		167.0
Asia Pacific Iron Ore	3.2		4.3
North American Coal	9.2		11.1
Other	0.9		1.6
Total capital additions	$79.2		$195.7

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 19 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2014	December 31, 2013
Assets:
U.S. Iron Ore	$1,742.9	$1,671.6
Eastern Canadian Iron Ore	7,854.2	7,915.5
Asia Pacific Iron Ore	1,074.9	1,078.4
North American Coal	1,784.4	1,841.8
Other	467.5	455.6
Total segment assets	12,923.9	12,962.9
Corporate	278.9	159.0
Total assets	$13,202.8	$13,121.9
NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2014 and December 31, 2013:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other current assets	$0.6		$—	Other current liabilities	$0.4	Other current liabilities	$2.1
Foreign Exchange Contracts	Other current assets	4.1	Other current assets	0.3	Other current liabilities	15.1	Other current liabilities	25.8
Total derivatives designated as hedging instruments under ASC 815		$4.7		$0.3		$15.5		$27.9
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—	Other current liabilities	$1.9	Other current liabilities	$1.1
Customer Supply Agreement	Other current assets	42.0	Other current assets	55.8		—		—
Provisional Pricing Arrangements	Other current assets	1.3	Other current assets	3.1	Other current liabilities	7.4	Other current liabilities	10.3
Total derivatives not designated as hedging instruments under ASC 815		$43.3		$58.9		$9.3		$11.4
Total derivatives		$48.0		$59.2		$24.8		$39.3

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
As of March 31, 2014, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $315.0 million and $275.7 million, respectively, in the form of forward contracts with varying maturity dates ranging from April 2014 to March 2015. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $323.0 million and $285.9 million, respectively, as of December 31, 2013.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and, as of March 31, 2014 and 2013, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Canadian hedge contracts were deemed ineffective during the fourth quarter of 2013 and no longer qualified for hedge accounting treatment. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that losses of $0.7 million and losses of $7.3 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 and 2013:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Australian Dollar Foreign Exchange Contracts (hedge designation)	$5.5	$3.2	Product revenues	$(9.1)	$1.8
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(7.8)	(8.2)	Cost of goods sold and operating expenses	(3.4)	0.2
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	(0.3)	—
	$(2.3)	$(5.0)		$(12.8)	$2.0

Fair Value Hedges
Interest Rate Hedges
Our fixed-to-variable interest rate swap derivative instruments, with a notional amount of $250.0 million, are designated and qualify as fair value hedges as of March 31, 2014. The objective of the hedges is to offset changes in the fair value of our debt instruments associated with fluctuations in the benchmark LIBOR interest rate as part of our risk management strategy.
For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income. We include the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income. The net gain recognized in Other non-operating income for the three months ended March 31, 2014 was $0.2 million. There were no derivative instruments that were designated as fair-value hedges for the period ended March 31, 2013.
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the fourth quarter of 2013, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with Wabush and Ferroalloys operations as projected future cash flows were no longer considered probable, but we continue to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for Wabush or Ferroalloys operations. As of March 31, 2014, the outstanding de-designated foreign currency exchange rate contracts had a notional amount of $38.6 million in the form of forward contracts with varying maturity dates ranging from April 2014 to June 2014. This compares with outstanding de-designated foreign currency exchange contracts with a notional amount of $74.8 million as of December 31, 2013.
As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2014, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $0.9 million. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation are reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. For the three months ended March 31, 2014, we reclassified losses of $0.3 million from Accumulated other comprehensive loss related to contracts that matured during the period, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. As of March 31, 2014, approximately $0.4 million of losses remain in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation. We estimate the remaining $0.4 million of losses will be reclassified to Cost of goods sold and operating expenses in the next three months upon the maturity of the related contracts.
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62 percent Fe spot rate and/or international pellet prices and changes in specified Producers Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
A certain supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled.
We recognized $27.7 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 related to the supplemental payments. This compares with Product revenues of $24.1 million for the comparable respective period in 2013. Derivative assets, representing the fair value of the pricing factors, were $42.0 million and $55.8 million in the March 31, 2014 and December 31, 2013 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At March 31, 2014 and December 31, 2013, we recorded $1.3 million and $3.1 million, respectively, as Other current assets and $7.4 million and $10.3 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $6.1 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 related to these arrangements. This compares with a net $2.9 million decrease in Product revenues for the comparable period in 2013.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 and 2013:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2014	2013
Foreign Exchange Contracts	Cost of goods sold and operating expenses	$(0.9)	$—
Customer Supply Agreement	Product revenues	27.7	24.1
Provisional Pricing Arrangements	Product revenues	(6.1)	(2.9)
		$20.7	$21.2
Refer to NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.

NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2014 and December 31, 2013:

	(In Millions)
	March 31, 2014			December 31, 2013
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$270.6	$25.7	$296.3	$92.1	$13.0	$105.1
Eastern Canadian Iron Ore	78.3	50.4	128.7	65.3	48.1	113.4
Asia Pacific Iron Ore	46.4	61.3	107.7	39.7	50.6	90.3
North American Coal	63.5	13.6	77.1	59.4	23.2	82.6
Total	$458.8	$151.0	$609.8	$256.5	$134.9	$391.4
We recorded lower-of-cost-or-market inventory charges of $22.1 million and $13.4 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 for our North American Coal and Eastern Canadian Iron Ore operations, respectively. The charge at North American Coal was a result of market pricing declines during the period. The charge at Eastern Canadian Iron Ore was a result of declines in Platts pricing and higher inventory costs at both Bloom Lake and Wabush.  Bloom Lake’s higher inventory costs were driven by the timing of maintenance activities and mine development, whereas Wabush’s higher costs were driven by unfavorable production performance up to the idling of the Scully mine operation.
For the three months ended March 31, 2013, we recorded lower-of-cost-or-market inventory charges of $2.0 million for our North American Coal operations. These charges were a result of market declines and costs associated with operational and geological issues. No other lower-of-cost-or-market inventory charges were recorded for the three months ended March 31, 2013.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of March 31, 2014 and December 31, 2013:

	(In Millions)
	March 31, 2014	December 31, 2013
Land rights and mineral rights	$7,841.1	$7,819.6
Office and information technology	126.1	125.7
Buildings	269.8	255.2
Mining equipment	1,624.1	1,600.3
Processing equipment	2,199.2	2,148.6
Railroad equipment	315.6	219.0
Electric power facilities	116.2	114.3
Port facilities	103.2	99.4
Interest capitalized during construction	23.9	23.8
Land improvements	54.6	69.3
Other	94.7	104.4
Construction in-progress	896.1	991.3
	13,664.6	13,570.9
Accumulated depreciation and depletion	(2,578.6)	(2,417.5)
	$11,086.0	$11,153.4

We recorded depreciation and depletion expense of $138.4 million in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014. This compares with depreciation and depletion expense of $135.9 million for the three months ended March 31, 2013.
The accumulated amount of capitalized interest included within construction in-progress at March 31, 2014 is $30.8 million, of which $0.6 million was capitalized during 2014. At December 31, 2013, $31.4 million of capitalized interest was included within construction in-progress, of which $17.4 million was capitalized during 2013.
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the three months ended March 31, 2014 and the year ended December 31, 2013:

	(In Millions)
	March 31, 2014						December 31, 2013
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$72.5	$—	$—	$74.5	$2.0	$—	$84.5	$—	$80.9	$167.4
Arising in business combinations	—	—	—	—	—	—	—	—	—	—	—	—
Impairment	—	—	—	—	—	—	—	—	—	—	(80.9)	(80.9)
Impact of foreign currency translation	—	—	2.8	—	—	2.8	—	—	(12.0)	—	—	(12.0)
Ending Balance	$2.0	$—	$75.3	$—	$—	$77.3	$2.0	$—	$72.5	$—	$—	$74.5
Accumulated goodwill impairment loss	$—	$(1,000.0)	$—	$(27.8)	$(80.9)	$(1,108.7)	$—	$(1,000.0)	$—	$(27.8)	$(80.9)	$(1,108.7)
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of March 31, 2014 and December 31, 2013:

		(In Millions)
		March 31, 2014			December 31, 2013
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$129.3	$(38.9)	$90.4	$127.4	$(35.9)	$91.5
Utility contracts	Intangible assets, net	54.7	(53.5)	1.2	54.7	(53.1)	1.6
Leases	Intangible assets, net	2.4	(0.2)	2.2	2.4	(0.1)	2.3
Total intangible assets		$186.4	$(92.6)	$93.8	$184.5	$(89.1)	$95.4
Below-market sales contracts	Other current liabilities	$(23.0)	$—	$(23.0)	$(23.0)	$—	$(23.0)
Below-market sales contracts	Other liabilities	(205.9)	159.7	(46.2)	(205.9)	159.7	(46.2)
Total below-market sales contracts		$(228.9)	$159.7	$(69.2)	$(228.9)	$159.7	$(69.2)

Amortization expense relating to intangible assets was $2.7 million and $4.7 million, respectively, for the three months ended March 31, 2014 and 2013, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2014 (remaining nine months)	$7.4
2015	7.6
2016	7.1
2017	6.4
2018	7.4
2019	7.4
Total	$43.3
The below-market sales contracts are classified as a liability and recognized over the term of the underlying contracts. The outstanding below-market sales contract has a remaining life of approximately three years. There were no Product revenues related to below-market sales contracts for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recognized $1.9 million in Product revenues related to the below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and each of the three succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31,
2014 (remaining nine months)	$23.0
2015	23.0
2016	23.0
2017	0.2
Total	$69.2

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at March 31, 2014 and December 31, 2013:

	(In Millions)
	March 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$134.0	$—	$—	$134.0
Derivative assets	—	0.6	43.3	43.9
Available-for-sale marketable securities	33.2	—	—	33.2
Foreign exchange contracts	—	4.1	—	4.1
Total	$167.2	$4.7	$43.3	$215.2
Liabilities:
Derivative liabilities	$—	$0.4	$7.4	$7.8
Foreign exchange contracts	—	17.0	—	17.0
Total	$—	$17.4	$7.4	$24.8

	(In Millions)
	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$85.0	$—	$—	$85.0
Derivative assets	—	—	58.9	58.9
Available-for-sale marketable securities	21.4	—	—	21.4
Foreign exchange contracts	—	0.3	—	0.3
Total	$106.4	$0.3	$58.9	$165.6
Liabilities:
Derivative liabilities	$—	$2.1	$10.3	$12.4
Foreign exchange contracts	—	26.9	—	26.9
Total	$—	$29.0	$10.3	$39.3
Financial assets classified in Level 1 at March 31, 2014 and December 31, 2013 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2014 and December 31, 2013, such derivative financial instruments included our existing foreign currency exchange contracts and interest rate swaps. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at March 31, 2014 and December 31, 2013 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at March 31, 2014 and December 31, 2013, also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2014	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Provisional Pricing Arrangements	$1.3	Derivative assets	Market Approach	Management's Estimate of 62% Fe	$117
	$7.4	Derivative liabilities
Customer Supply Agreement	$42.0	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$625 - $660 ($645)
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
The significant unobservable input used in the fair value measurement of the reporting entity’s customer supply agreement is the future hot-rolled steel price that is estimated based on current market data, analysts' projections, projections provided by the customer and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.

We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014 or 2013. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended March 31,
	2014	2013
Beginning balance	$58.9	$62.4
Total gains
Included in earnings	29.0	28.0
Settlements	(44.6)	(37.1)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$43.3	$53.3
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$29.0	$28.0

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended March 31,
	2014	2013
Beginning balance	$(10.3)	$(11.3)
Total gains
Included in earnings	(7.4)	(6.8)
Settlements	10.3	11.3
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$(7.4)	$(6.8)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(7.4)	$(6.8)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 and 2013.

The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at March 31, 2014 and December 31, 2013 were as follows:

		(In Millions)
		March 31, 2014		December 31, 2013
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes—$700 million	Level 2	$699.5	$743.0	$699.4	$718.2
Senior notes—$1.3 billion	Level 2	1,289.8	1,504.8	1,289.6	1,404.9
Senior notes—$400 million	Level 2	398.5	442.0	398.4	432.1
Senior notes—$500 million	Level 2	496.7	528.0	496.5	523.8
Revolving loan	Level 2	175.0	175.0	—	—
Equipment loan facilities	Level 2	135.3	135.3	140.8	140.8
Fair value adjustment to interest rate hedge	Level 2	—	—	(2.1)	(2.1)
Total long-term debt		$3,194.8	$3,528.1	$3,022.6	$3,217.7
The fair value of debt is based on the fair market yield curves for the remainder of the term expected to be outstanding. The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The revolving loan is variable rate interest and approximates fair value. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.

Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis at December 31, 2013. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2014.

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
We also recorded impairment charges to property, plant and equipment during 2013 related to our Wabush operation within our Eastern Canadian Iron Ore operating segment, our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Other reportable segments and certain mineral lands at our Asia Pacific Iron Ore operating segment to reduce the related assets to their estimated fair value as we determined that the cash flows associated with these operations were not sufficient to support the recoverability of the carrying value of these assets. Fair value was determined based on management's estimate of liquidation value, which is considered a Level 3 input, and resulted in a charge of $155.4 million.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of March 31, 2014 and December 31, 2013:

($ in Millions)
March 31, 2014
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$700.0	$699.5	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.3	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.5	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.5	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.7	(5)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.68%	2017	1,750.0	175.0	(6)
Equipment Loans	Fixed	Various	2020	164.8	156.5
Short-Term Borrowing Arrangements			2014	75.7	75.7
Fair Value Adjustment to Interest Rate Hedge					—
Total debt				$4,890.5	$3,291.7
Less: Short-term and current portion of long-term debt					96.9
Long-term debt					$3,194.8

($ in Millions)
December 31, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0	699.4	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.4	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.4	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.5	(5)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.64%	2017	1,750.0	—	(6)
Equipment Loans	Fixed	Various	2020	164.8	161.7
Fair Value Adjustment to Interest Rate Hedge					(2.1)
Total debt				$4,814.8	$3,043.5
Less current portion					20.9
Long-term debt					$3,022.6

(1)
As of March 31, 2014 and December 31, 2013, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.5 million and $0.6 million, respectively, based on an imputed interest rate of 4.89 percent.

(2)
As of March 31, 2014 and December 31, 2013, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.7 million and $0.8 million, respectively, based on an imputed interest rate of 4.83 percent.

(3)
As of March 31, 2014 and December 31, 2013, the $800 million 6.25 percent senior notes were recorded at a par value of $800 million less unamortized discounts of $9.5 million and $9.6 million, respectively, based on an imputed interest rate of 6.34 percent.

(4)
As of March 31, 2014 and December 31, 2013, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.5 million and $1.6 million, respectively, based on an imputed interest rate of 5.98 percent.

(5)
As of March 31, 2014 and December 31, 2013, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $3.3 million and $3.5 million, respectively, based on an imputed interest rate of 4.14 percent.

(6)
As of March 31, 2014, $175.0 million of revolving loans were drawn under the credit facility. As of December 31, 2013, no revolving loans were drawn under the credit facility. As of March 31, 2014 and December 31, 2013, the principal amount of letter of credit obligations totaled $5.2 million and $8.4 million, respectively, thereby reducing available borrowing capacity to $1.6 billion and $1.7 billion for each period, respectively.

Credit Facility
At March 31, 2014, the amendments made on February 8, 2013 to the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012), or revolving credit agreement, were no longer applicable and the covenants reverted back to those in place prior to the February 8, 2013 amendment. At March 31, 2014, the covenants require compliance with certain financial ratios based on:

•	Debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the revolving credit agreement), as of the last day of each fiscal quarter cannot exceed 3.5 to 1.0.

•
Minimum interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the revolving credit agreement), for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter.

As of March 31, 2014, we were in compliance with these financial covenants. Additionally, as of December 31, 2013, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$30.0 million ($27.8 million) at March 31, 2014 in credit for contingent instruments, such as performance bonds, and the ability to request a cash advance facility to be provided at the discretion of the bank. At December 31, 2013, the facility provided A$30.0 million ($26.8 million) in credit for contingent instruments. As of March 31, 2014, the outstanding bank guarantees under the facility totaled A$23.0 million ($21.3 million), thereby reducing borrowing capacity to A$7.0 million ($6.5 million). As of December 31, 2013, the outstanding bank guarantees under the facility totaled A$23.0 million ($20.5 million), thereby reducing borrowing capacity to A$7.0 million ($6.3 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.
As of March 31, 2014, we had outstanding borrowings of $50.0 million on an uncommitted credit facility agreement which was used for general corporate purposes.  Per the uncommitted credit agreement, each loan drawn cannot be outstanding less than 30 days or more than 90 days.  Interest payable under the uncommitted credit facility is at a variable rate based on LIBOR plus an agreed upon margin.
As of March 31, 2014, we had outstanding borrowings of $25.7 million on a pre-export trade finance loan through an outstanding letter of credit. Per the agreement, the loan drawn has a fixed date of maturity that is short-term in nature. Interest payable under the pre-export trade finance loan is at a fixed rate of less than one percent.

Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support general business obligations including, but not limited to, workers compensation and environmental obligations. As of March 31, 2014 and December 31, 2013, these letter of credit obligations totaled $47.3 million and $48.0 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the revolving credit agreement.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the revolving credit agreement, based on the principal amounts outstanding at March 31, 2014:

(In Millions)
Maturities of Debt
2014 (April 1 - December 31)	$91.5
2015	21.8
2016	22.7
2017	23.6
2018	524.6
2019 and thereafter	2,448.0
Total maturities of debt	$3,132.2
NOTE 9 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.3 million and $6.8 million, respectively, for the three months ended March 31, 2014 and 2013.
Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2014 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2014 (April 1 - December 31)	$49.9		$12.1
2015	88.4		14.0
2016	37.5		9.6
2017	30.1		7.5
2018	22.0		6.8
2019 and thereafter	37.2		14.7
Total minimum lease payments	$265.1		$64.7
Amounts representing interest	46.8
Present value of net minimum lease payments	$218.3	(1)

(1)
The total is comprised of $84.0 million and $134.3 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2014.

NOTE 10 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $306.3 million and $321.0 million at March 31, 2014 and December 31, 2013, respectively. The following is a summary of the obligations as of March 31, 2014 and December 31, 2013:

	(In Millions)
	March 31, 2014	December 31, 2013
Environmental	$11.0	$8.4
Mine closure
LTVSMC	22.2	22.0
Operating mines:
U.S. Iron Ore	136.4	152.2
Eastern Canadian Iron Ore	74.6	78.2
Asia Pacific Iron Ore	26.9	25.5
North American Coal	35.2	34.7
Total mine closure	295.3	312.6
Total environmental and mine closure obligations	306.3	321.0
Less current portion	5.6	11.3
Long term environmental and mine closure obligations	$300.7	$309.7
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.
The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	(In Millions)
	March 31, 2014	December 31, 2013 (1)
Asset retirement obligation at beginning of period	$290.6	$231.1
Accretion expense	3.6	18.1
Exchange rate changes	1.0	(3.4)
Revision in estimated cash flows	(22.1)	44.8
Payments	—	—
Asset retirement obligation at end of period	$273.1	$290.6

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2013.
The revisions in estimated cash flows recorded during the three months ended March 31, 2014 primarily were a result of the announced Empire Mine extension. As a result of the extension, a portion of the required storm water management systems are now expected to be implemented prior to closure of the mine.

NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2014 and 2013:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended March 31,
	2014	2013
Service cost	$8.0	$9.9
Interest cost	12.5	11.5
Expected return on plan assets	(18.0)	(13.1)
Amortization:
Prior service costs	0.7	0.7
Net actuarial loss	3.6	6.8
Curtailments/settlements	0.3	—
Net periodic benefit cost	$7.1	$15.8
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended March 31,
	2014	2013
Service cost	$2.0	$3.1
Interest cost	4.0	4.3
Expected return on plan assets	(4.3)	(5.0)
Amortization:
Prior service costs	(0.9)	(0.9)
Net actuarial loss	1.2	2.8
Net periodic benefit cost	$2.0	$4.3
We made pension contributions of $4.1 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three months ended March 31, 2014. OPEB contributions were $14.1 million for the three months ended March 31, 2013.
NOTE 12 - STOCK COMPENSATION PLANS
Employees’ Plans
On February 10, 2014, the Compensation and Organization Committee (“Committee”) of the board of directors approved a grant to certain officers under our shareholder-approved 2012 Equity Plan for the 2014 to 2016 performance period. Shares granted under the award consisted of 0.4 million performance shares and 0.2 million restricted share units.
The 2012 Equity Plan was approved by our board of directors on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6.0 million common shares. No additional grants were issued from the ICE Plan after the date of approval of the 2012 Equity Plan; however, all awards previously granted under the ICE Plan continue in full force and effect in accordance with the terms of the award.
On February 10, 2014, upon recommendation by the Committee, Cliffs’ Board approved and adopted, subject to the approval of Cliffs' shareholders at the 2014 annual meeting of shareholders, the Cliffs Amended and Restated

2012 Incentive Equity Plan, or Revised Incentive Plan. The principal reason for amending and restating the 2012 Equity Plan is to increase the number of common shares available for issuance by 5.0 million common shares. Upon shareholder approval, additional grants to employees will be made for the 2014 to 2016 performance period.
For the outstanding ICE Plan and 2012 Equity Plan awards, each performance share, if earned, entitles the holder to receive common shares or cash within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2012 to 2014, 2013 to 2015 and 2014 to 2016 performance periods are measured only on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. The final payouts for the 2012 to 2014 performance period, the 2013 to 2015 performance period and the 2014 to 2016 performance period will vary from zero to 200 percent of the original grant. The restricted share units are subject to continued employment and will vest at the end of the respective performance period, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock, performance units and retention units granted to a participant prior to October 2013 will vest and become nonforfeitable and will be paid out in cash for awards currently outstanding. For any equity grants awarded after September 2013, if we experience a change in control, then the vesting of all such grants only will accelerate following the employee's termination associated with the change in control and if the common shares are not substituted.
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
The following assumptions were utilized to estimate the fair value for the first quarter of 2014 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 10, 2014	$20.58	2.89	54.0%	0.54%	2.92%	$22.21	107.92%
The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under either the ICE Plan or 2012 Equity Plan vest over a period of three years.
NOTE 13 - INCOME TAXES
Our 2014 estimated annual effective tax rate before discrete items is approximately 21.9 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, interest income not subject to tax and foreign taxes and benefits derived from operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. There were discrete items booked in the first quarter of 2014 of approximately $1.7 million benefit. These adjustments relate primarily to remeasurement of deferred tax assets and liabilities.

The tax benefit of the income not subject to tax is expected to be $47.8 million for the year ending December 31, 2014, resulting in an 11.8 percent impact to the effective tax rate. Of this, $27.8 million, or 6.8 percent, relates to non-taxable interest income in the U.S. not subject to the statutory rate of 35 percent, and $20.0 million or, 5.0 percent, relates to non-taxable interest income in Canada not subject to the Canadian statutory rate of 26.9 percent.
NOTE 14 - CAPITAL STOCK
Depositary Shares
On February 21, 2013, we issued 29.25 million depositary shares, equivalent to 731,250 preferred shares, comprised of the 27.0 million depositary share offering and the exercise of an underwriters' over-allotment option to purchase an additional 2.25 million depositary shares, for total net proceeds of approximately $709.4 million, after underwriter fees and discounts. Each depositary share represents a 1/40th interest in a share of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value, or Preferred Share, at a price of $25 per depositary share. Each Preferred Share has an initial liquidation preference of $1,000 per share (equivalent to a $25 liquidation preference per depositary share). When and if declared by our board of directors, we will pay cumulative dividends on each Preferred Share at an annual rate of 7.00 percent on the liquidation preference. We will pay declared dividends in cash on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2013 and to, and including February 1, 2016. Holders of the depositary shares are entitled to a proportional fractional interest in the rights and preferences of the Preferred Shares, including conversion, dividend, liquidation and voting rights, subject to the provisions of the deposit agreement.
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
Dividends
On March 20, 2013, our board of directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our preferred shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, September 9, 2013 and November 11, 2013, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on August 1, 2013, November 1, 2013 and February 3, 2014 to our preferred shareholders of record as of the close of business on July 15, 2013, October 15, 2013 and January 15, 2014. On February 11, 2014, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million will be paid on May 1, 2014 to our preferred shareholders of record as of the close of business on April 15, 2014.
On February 11, 2013, our board of directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our board of directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013, August 15, 2013 and November 22, 2013, respectively. Additionally, the cash dividend of $0.15 per share was paid on March 3, 2014 to our common shareholders of record as of close of business on February 21, 2014.

NOTE 15 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders' equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 82.8 percent, 85 percent and 79 percent, respectively, for the three months ended March 31, 2014 and March 31, 2013:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2013	$6,069.5	$814.8	$6,884.3
Comprehensive income
Net loss	(70.3)	(0.4)	(70.7)
Other comprehensive income	57.8	0.5	58.3
Total comprehensive income	(12.5)	0.1	(12.4)
Stock and other incentive plans	(1.4)	—	(1.4)
Common and preferred share dividends	(36.1)	—	(36.1)
Undistributed losses to noncontrolling interest	—	1.2	1.2
March 31, 2014	$6,019.5	$816.1	$6,835.6

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2012	$4,632.7	$1,128.2	$5,760.9
Comprehensive income
Net income	107.0	13.8	120.8
Other comprehensive income	4.2	1.2	5.4
Total comprehensive income	111.2	15.0	126.2
Issuance of common shares	263.7	—	263.7
Issuance of preferred shares	731.3	—	731.3
Stock and other incentive plans	(1.5)	—	(1.5)
Common and preferred share dividends	(32.8)	—	(32.8)
Undistributed losses to noncontrolling interest	—	9.8	9.8
Capital contribution by noncontrolling interest to subsidiary	—	1.4	1.4
March 31, 2013	$5,704.6	$1,154.4	$6,859.0

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for March 31, 2014 and March 31, 2013:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(0.4)	3.8	40.5	(2.3)	41.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	3.3	0.1	—	12.8	16.2
Balance March 31, 2014	$(202.0)	$10.1	$147.2	$(10.4)	$(55.1)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	(1.1)	2.5	3.3	(5.0)	(0.3)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three months ended March 31, 2014:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2014	2013
Amortization of Pension and Postretirement Benefit Liability:
Prior-service costs	$(0.2)	$(0.2)	(1)
Net actuarial loss	4.8	9.6	(1)
Settlements/curtailments	0.3	—	(1)
	4.9	9.4	Total before taxes
	(1.6)	(3.0)	Income tax benefit
	$3.3	$6.4	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$0.1	$—	Other non-operating income
Impairment	—	0.1	Other non-operating income
	0.1	0.1	Total before taxes
	—	—	Income tax benefit
	$0.1	$0.1	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$13.0	$(2.6)	Product revenues
Canadian dollar foreign exchange contracts	5.5	(0.3)	Cost of goods sold and operating expenses
	18.5	(2.9)	Total before taxes
	(5.7)	0.9	Income tax benefit
	$12.8	$(2.0)	Net of taxes

Total Reclassifications for the Period	$16.2	$4.5

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - RELATED PARTIES
Three of our five U.S. iron ore mines and one of our two Eastern Canadian iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at March 31, 2014:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation	WISCO
Empire	79.0%	21.0%	—	—
Tilden	85.0%	—	15.0%	—
Hibbing	23.0%	62.3%	14.7%	—
Bloom Lake	82.8%	—	—	17.2%
During the first quarter of 2014, we announced that we entered into a revised commercial agreement with ArcelorMittal to supply iron ore pellets for an additional two years through the end of January 2017, with a mutual option to extend for a third year. In addition, Cliffs and ArcelorMittal also extended the joint partnership for the Empire Mine preventing the impending closure in 2014.
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2014	2013
Product revenues from related parties	$216.9	$288.6
Total product revenues	860.9	1,082.6
Related party product revenue as a percent of total product revenue	25.2%	26.7%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including a customer supply agreement and provisional pricing arrangements, were $20.9 million and $132.0 million at March 31, 2014 and December 31, 2013, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements, were $9.6 million at March 31, 2014 and amounts including provisional pricing arrangements and liabilities to related parties were $25.1 million at December 31, 2013.

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2014	2013
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(70.3)	$107.0
PREFERRED STOCK DIVIDENDS	(12.8)	(9.9)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(83.1)	$97.1
Weighted Average Number of Shares:
Basic	153.0	147.8
Depositary Shares	—	—
Employee Stock Plans	—	0.3
Diluted	153.0	148.1
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:	$(0.54)	$0.66
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:	$(0.54)	$0.66
The diluted earnings per share calculation excludes 25.2 million and 12.9 million depositary shares that were anti-dilutive for the three months ended March 31, 2014 and 2013, respectively. Additionally, the diluted earnings per share calculation excludes 0.6 million shares related to equity plan awards that were anti-dilutive for the three months ended March 31, 2014.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
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

NOTE 19 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2014 and 2013 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2014	2013
Capital additions	$79.2	$195.7
Cash paid for capital expenditures	103.3	230.4
Difference	$(24.1)	$(34.7)
Non-cash accruals	$(34.0)	$(34.7)
Capital leases	9.9	—
Total	$(24.1)	$(34.7)
Non-Cash Financing Activities - Declared Dividends
On February 11, 2014, our board of directors declared the quarterly cash dividend on our Preferred Shares of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.8 million will be payable on May 1, 2014 to our preferred shareholders of record as of the close of business on April 15, 2014.
NOTE 20 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial statement issuance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 as well as other publicly available information.
Overview
Cliffs Natural Resources Inc. traces its history back to 1847. Today, we are an international mining and natural resources company. As an independent, owner-operator mining company supplying the global steelmaking industry, we are a major global iron ore producer and a significant producer of high- and low-volatile metallurgical coal. Driven by the core values of safety, social, environmental and capital stewardship, our associates across the globe endeavor to provide all stakeholders with operating and financial transparency. We are organized through a global commercial group responsible for sales and delivery of our products and a global operations group responsible for the production of the minerals that we market. Our operations are organized according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group.
In the U.S., we currently operate five iron ore mines in Michigan and Minnesota, four metallurgical coal operations located in West Virginia and Alabama, and one thermal coal mine located in West Virginia. We also own two iron ore mines in Eastern Canada. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. We also have other non-producing operations and investments around the world that provide us with optionality to diversify and expand our portfolio of assets in the future.
The key driver of our business is global demand for steelmaking raw materials in both emerging and developed economies, with China and the U.S. representing the two largest markets for our Company. In the first three months of 2014, China produced approximately 203 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 22 million metric tons of crude steel, or about 5 percent of total crude steel production. These figures represent an approximate 2 percent increase in Chinese crude steel production and no change in U.S. crude steel production when compared to the same period in 2013.
Average global total steel capacity utilization was about 78 percent in the first three months of 2014, an approximate 1 percent decrease from the same period in 2013; U.S. total steel capacity utilization was about 77 percent in the first three months of 2014, which is unchanged from the rate in the same period in 2013. Through the first three months of 2014, global crude steel production grew about 3 percent compared to the same period in 2013.
The global price of iron ore is influenced significantly by Chinese demand and the worldwide supply of iron ore.  While the supply of iron ore continues to increase, Chinese demand was soft in the first quarter as a result of low demand from steel mills due to continued weak profitability, reduced steel capacity due to Chinese governmental shutdowns to reduce air pollution and high levels of inventory at both the mills and the ports. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines spot price. The Platts 62 percent Fe fines spot price decreased 19 percent to an average price of $120 per ton for the three months ended March 31, 2014 compared to the respective quarter of 2013. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments because their contracts correlate heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted and/or deferred partially because the pricing in our long-term contracts mostly is structured to be based on 12-month averages. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
The metallurgical coal market continues to be in an oversupplied position due to increased supply from Australian producers. Those producers, benefiting from currency impacts, are very competitive in European and South American markets. In addition, China's demand for metallurgical coal imports has been sporadic, which has a limiting impact on pricing.
Consistent with the above, the quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased 13 percent to a first quarter average of $143 per metric ton in 2014 from $165 per metric ton in the first quarter of 2013. The decline in market pricing has impacted negatively realized revenue rates for our North American Coal business segment.

In 2014, we continue to expect economic growth in the U.S. to accelerate, in part due to continued improvement in building construction, motor vehicle production, the labor market, and due to a further reduction in fiscal drag, ultimately supporting domestic steel production and thus the demand for steelmaking raw materials. We also expect China’s economy will continue to expand while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. However, projections indicate that China’s GDP growth is expected to slow from 7.7 percent in 2013 to approximately 7.5 percent in 2014, which, when coupled with increased supply, environmental concerns and credit-tightening, could result in a weaker pricing environment for steelmaking raw materials. Nevertheless, growth in both the U.S. and China should provide a continued source of demand for our products in 2014.
For the three months ended March 31, 2014, our consolidated revenues were $940.0 million and a net loss per diluted share of $0.54. This compares with consolidated revenues of $1.1 billion, and net income per diluted share of $0.66, for the comparable period in 2013. Net income in the first three months of 2014 was impacted primarily by lower market pricing for our products which decreased product revenues by $172.6 million in the first quarter of 2014 when compared to the first quarter of 2013. Additionally, results for the three months ended March 31, 2014 were impacted negatively by $33.3 million of Wabush idle costs.
Strategy
Through a number of acquisitions executed over recent years, we have increased our portfolio of assets, enhancing our production profile and project pipeline. In recent years, we have shifted from a merger and acquisition-based strategy to one that primarily focuses on organic growth and productivity initiatives. We believe that our strategic imperative is to create long-term shareholder value through financial discipline, operational excellence, long-term customer relationships, and strength of our people.
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
Recent Developments
During the first quarter of 2014, we idled our Wabush Scully mine in Newfoundland and Labrador. The idle was driven by the unsustainable high cost structure, which results in operations that are not economically viable to run over time. The impact of the idling, which includes idling costs, employment-related expenditures and contract costs, totaled $33.3 million for the three months ended March 31, 2014, and we estimate approximately $100 million in total to be incurred throughout 2014.
On February 27, 2014, we announced that we entered into a revised commercial agreement with ArcelorMittal to supply iron ore pellets for an additional two years through the end of January 2017, with a mutual option to extend for a third year. In addition, we also extended our joint partnership with ArcelorMittal for the Empire Mine located on the Marquette Iron Range in Michigan. Previously, we had announced an impending closure of the Empire Mine for the end of 2014.
On February 13, 2014, the Board promoted Gary B. Halverson to Chief Executive Officer. Prior to joining Cliffs, Mr. Halverson served as the interim chief operating officer for Barrick since September 2013 and also as its president – North America since December 2011. Previously, he served as Barrick’s president – Australia Pacific from December 2008 until December 2011 and as its director of operations – Australia Pacific from August 2006 to December 2008.
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

Results of Operations – Consolidated
2014 Compared to 2013
The following is a summary of our consolidated results of operations for the three months ended March 31, 2014 and 2013:

	(In Millions)
	Three Months Ended March 31,
	2014	2013	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$940.0	$1,140.5	$(200.5)
Cost of goods sold and operating expenses	(876.8)	(902.6)	25.8
Sales margin	$63.2	$237.9	$(174.7)
Sales margin %	6.7%	20.9%	(14.2)%
Revenues from Product Sales and Services
Sales revenue for the three months ended March 31, 2014 decreased $200.5 million or 17.6 percent from the comparable period in 2013.
The decrease in sales revenue during the first quarter of 2014 compared to the same period in 2013 primarily was attributable to the decrease in market pricing for our products, which impacted revenues by $172.6 million. World market pricing heavily impacts our revenues each year. Iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 19 percent to an average price of $120 per ton in the first three months of 2014, resulting in decreased revenues of $138.5 million. The decrease in our realized revenue rates during the first quarter of 2014 compared to the first quarter of 2013 was 25.4 percent, 9.0 percent and 18.1 percent for our Eastern Canadian Iron Ore, U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively. Our North American Coal business segment market pricing has been impacted by various supply and demand pressures in the metallurgical coal markets, which has impacted negatively revenue by $34.1 million and decreased our realized revenue rate by 19.7 percent. Additionally, lower worldwide iron ore sales volumes of 161 thousand tons or $24.8 million and North American Coal sales volumes of 216 thousand tons or $23.9 million have negatively impacted the quarter-over-quarter results.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three months ended March 31, 2014 was $876.8 million, which represented a decrease of $25.8 million or 2.9 percent from the comparable prior-year period.
Cost of goods sold and operating expenses for the three months ended March 31, 2014 decreased primarily as costs were impacted positively by $45.1 million as a result of favorable foreign exchange rates in the first quarter of 2014 compared to the first quarter of 2013. Additionally, lower sales volumes as discussed above decreased costs by $28.6 million. These cost decreases were offset primarily by incremental lower-of-cost-or-market inventory charges of $20.1 million and $13.4 million for the three months ended March 31, 2014 for our North American Coal and Eastern Canadian Iron Ore operations, respectively. Further offsetting the cost decreases were higher freight and venture partners' cost reimbursements at our U.S. Iron Ore operations of $11.3 million. Increased freight costs were primarily due to adverse weather conditions and higher cost reimbursements from our partners were a result of higher energy costs and a greater proportion of tons distributed to the partner in the first quarter of 2014 when compared to the first quarter of 2013. The higher freight costs at our North American Coal operations of $9.9 million was driven by a change in customer mix to include more export shipments period over period.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.

Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three months ended March 31, 2014 and 2013:

	(In Millions)
	Three Months Ended March 31,
	2014	2013	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(51.1)	$(48.4)	$(2.7)
Exploration costs	(4.2)	(22.7)	18.5
Miscellaneous - net	(58.6)	1.5	(60.1)
	$(113.9)	$(69.6)	$(44.3)
Selling, general and administrative expenses during the three months ended March 31, 2014 increased $2.7 million over the comparable period in 2013. The three months ended March 31, 2014 was impacted by $4.7 million in severance costs related to involuntary terminations in the first quarter of 2014, which resulted in a 21 percent decrease in officer level executives since December 31, 2013.
Exploration costs decreased by $18.5 million during the three months ended March 31, 2014 from the comparable period in 2013, due to decreases in costs at our Ferroalloys and Global Exploration Group operating segments. Our Ferroalloys operating segment had cost decreases of $14.6 million in the first quarter of 2014 over the comparable prior-year period due to the decision made in the fourth quarter of 2013 to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online. Our Global Exploration Group had cost decreases of $3.4 million in the first quarter of 2014 over the comparable prior-year period, due to lower overhead and professional services spend. In alignment with our capital allocation strategy, we anticipate decreased levels of exploration spending to continue throughout 2014.
Miscellaneous – net expense increased by $60.1 million during the three months ended March 31, 2014 from the comparable period in 2013. The three months ended March 31, 2014 was impacted negatively by $33.3 million as a result of the idling of the Wabush Scully mine operations. We estimate the full year cost of the idling to be approximately $100 million in 2014, which includes idling costs, employment-related expenditures and contract costs. We incurred $15.7 million for failure to meet minimum monthly shipment requirements as a result of the continued delay in the Bloom Lake Phase II expansion and anticipate approximately $14 million to $16 million for each quarter until the Bloom Lake Phase II expansion is completed. Additionally, an unfavorable incremental impact of $10.2 million was due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity.
Other Income (Expense)
The following is a summary of other income (expense) for the three months ended March 31, 2014 and 2013:

	(In Millions)
	Three Months Ended March 31,
	2014	2013	Variance Favorable/ (Unfavorable)
Interest expense, net	$(42.7)	$(49.1)	$6.4
Other non-operating income	1.2	1.1	0.1
	$(41.5)	$(48.0)	$6.5

The decrease in interest expense in the first three months of 2014 compared to the comparable period of 2013 is primarily attributable to the remaining deferred financing cost of $7.1 million related to the term loan being expensed upon our repayment of the balance of the term loan in February 2013.
Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2014 and 2013:

	(In Millions)
	Three Months Ended March 31,
	2014	2013	Variance
Income tax benefit	$21.8	$6.0	$15.8
Effective tax rate	23.6%	(5.0)%	28.6%
A reconciliation of the statutory rate to the effective tax rate for the three months ended March 31, 2014 and 2013 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2014		2013
Tax at U.S. statutory rate of 35 percent	$(32.3)	35.0%	$42.1	35.0%
Increases/(Decreases) due to:
Percentage depletion	20.3	(22.0)	(26.5)	(22.0)
Impact of foreign operations	(3.4)	3.7	7.6	6.3
Income not subject to tax	12.8	(13.8)	(30.1)	(25.0)
Valuation allowance on future benefits	(16.5)	17.9	8.9	7.4
Other items - net	(1.0)	1.1	(0.3)	(0.3)
Provision for income tax and effective income tax rate before discrete items	(20.1)	21.9	1.7	1.4
Discrete items:
Foreign exchange remeasurement	(1.2)	1.4	(0.9)	(0.7)
Reversal of valuation allowance	—	—	(5.6)	(4.7)
Tax uncertainties	0.1	(0.1)	0.1	0.1
Other items - net	(0.6)	0.4	(1.3)	(1.1)
Provision for income tax benefit and effective income tax rate including discrete items	$(21.8)	23.6%	$(6.0)	(5.0)%
Our tax provision for the three months ended March 31, 2014 was a benefit of $21.8 million and a 23.6 percent effective tax rate compared with a benefit of $6.0 million and an effective tax rate of negative 5.0 percent for the comparable prior-year period. The increase in the effective rate from the prior-year period is due primarily to a decrease of favorable permanent items, most notably the decrease in tax benefit from interest income not subject to tax.
The tax benefit of the income not subject to tax is expected to be $47.8 million for the year ended December 31, 2014, resulting in an 11.8 percent impact to the effective tax rate. Of this, $27.8 million, or 6.8 percent relates to non-taxable interest income in the U.S. not subject to the statutory rate of 35 percent, and $21.8 million or 5.0 percent relates to non-taxable interest income in Canada not subject to the Canadian statutory rate of 26.9 percent.
Discrete items for the three months ended March 31, 2014 provided a benefit of approximately $1.7 million. These adjustments relate primarily to remeasurement of deferred tax assets and liabilities. Discrete items for the three months ended March 31, 2013 related primarily to adjustments to deferred tax balances, including the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable.
Our 2014 estimated annual effective tax rate before discrete items is 21.9 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, interest income not subject to tax and foreign taxes and benefits derived from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35 percent.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.3 million for the three months ended March 31, 2014 compared to net income attributable to noncontrolling interest of $5.5 million for the comparable period in 2013.
The net income attributable to the noncontrolling interest of the Empire mining venture was $6.9 million and $8.4 million for the three months ended March 31, 2014 and 2013, respectively.
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

2014 Compared to 2013
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended March 31, 2014 and 2013:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$361.3	$410.1	$(30.7)	$(29.4)	$—	$11.3	$(48.8)
Cost of goods sold and operating expenses	(266.3)	(252.8)	(19.7)	14.5	3.0	(11.3)	(13.5)
Sales margin	$95.0	$157.3	$(50.4)	$(14.9)	$3.0	$—	$(62.3)

	Three Months Ended March 31,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$109.02	$119.82	$(10.80)	(9.0)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	65.42	60.17	5.25	8.7%
Depreciation, depletion & amortization	10.12	8.63	1.49	17.3%
Total cost of goods sold and operating expenses rate	75.54	68.80	6.74	9.8%
Sales margin	$33.48	$51.02	$(17.54)	(34.4)%

Sales tons[2] (In thousands)	2,837	3,083
Production tons[2] (In thousands)
Total	6,159	6,867
Cliffs’ share of total	4,637	5,126
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $95.0 million for the three months ended March 31, 2014, compared with sales margin of $157.3 million for the three months ended March 31, 2013. The decline compared to the prior-year period is attributable to a decrease in revenue of $48.8 million as well as an increase in cost of goods sold and operating expenses of $13.5 million. Sales margin per ton decreased 34.4 percent to $33.48 in the first quarter of 2014 compared to the first quarter of 2013.
Revenue decreased by $60.1 million, excluding the increase of $11.3 million of freight and reimbursements from the prior-year period, predominantly due to:
•Lower sales volumes of 246 thousand tons or $29.4 million:

◦	Primarily driven by reduced vessel shipment availability due to the freeze on the Great Lakes along with higher carryover tons in the first quarter of 2013 for one customer contract; and

◦	Partially offset by period-over-period sales recognition changes due to the timing of payments from one major customer and higher demand from a customer that can take all shipments by rail.
•The average year-to-date realized product revenue rate declined by $10.80 per ton or 9.0 percent to $109.02 per ton in first quarter of 2014, which resulted in a decrease of $30.7 million. This decline is a result of:

◦	Unfavorable customer mix impacted the realized revenue rates by $5 per ton primarily due to lower sales tonnage from favorable rate contracts;

◦	Realized revenue rates were impacted negatively by $3 per ton related to one customer contract with a reduced average selling price due to a change in the 2014 pricing mechanism; and

◦	Unfavorable provisional pricing settlements for export tons in the first quarter of 2014 in comparison to the prior-year period impacted the realized revenue rate by $3 per ton.
Cost of goods sold and operating expenses in the first quarter of 2014 increased $2.2 million, excluding the increase of $11.3 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Higher maintenance and repair costs primarily driven by mobile equipment repairs across all the mines and grate repairs and replacements at our Empire mine and our United Taconite mine along with higher costs related to increased energy rates;

•
Increased depreciation, depletion and amortization costs associated with required storm water management systems expected to be implemented subsequent to the closure of the Empire mine as determined in the second half of 2013. Additionally, higher depreciation, depletion and amortization per ton as a result of reduced sales tons in comparison to the prior-year period; and

•
Partially offset by lower sales volumes as discussed above that decreased costs by $14.5 million compared to the prior-year period and by lower idle costs of $3.0 million due to restarting the two production lines at our Northshore mine that were previously idled in January 2013.

Production
Cliffs' share of production in our U.S. Iron Ore segment decreased by 9.5 percent in the first quarter of 2014 when compared to the comparable period in 2013. The lower production is primarily attributable to our United Taconite mine, which decreased production by 329 thousand tons due to extreme weather and unplanned maintenance outages, as well as at our Tilden mine, which decreased production by 233 thousand tons due to unplanned outages. This decrease in production was slightly offset by an increase in production at Northshore mine during the first quarter of 2014, as we restarted the two idled furnaces. We expect restarting the two furnaces will increase production by 1.3 million tons in 2014. We had previously idled two of the four furnaces at Northshore mine in January 2013.

Eastern Canadian Iron Ore
The following is a summary of Eastern Canadian Iron Ore results for the three months ended March 31, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Inventory write-down	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$158.3	$245.3	$(52.3)	$(34.7)	$—	$—	$(87.0)
Cost of goods sold and operating expenses	(208.0)	(225.9)	(5.4)	21.0	(13.4)	15.7	17.9
Sales margin	$(49.7)	$19.4	$(57.7)	$(13.7)	$(13.4)	$15.7	$(69.1)

	Three Months Ended March 31,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$98.45	$131.95	$(33.50)	(25.4)%
Cost of goods sold and operating expenses rate (excluding DDA)	103.73	99.41	4.32	4.3%
Depreciation, depletion & amortization	25.62	22.11	3.51	15.9%
Total cost of goods sold and operating expenses rate	129.35	121.52	7.83	6.4%
Sales margin	$(30.90)	$10.43	$(41.33)	n/m

Sales tons[1] (In thousands)	1,608	1,859
Production tons[1] (In thousands)	1,752	2,019
[1] Tons are metric tons (2,205 pounds).
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $49.7 million for the three months ended March 31, 2014, compared with a sales margin of $19.4 million for the three months ended March 31, 2013. Sales margin per ton decreased to a loss of $30.90 per ton in the first quarter of 2014 compared to a sales margin of $10.43 per ton in the first quarter of 2013.
Revenue decreased by $87.0 million for three months ended March 31, 2014, when compared to the prior-year period, primarily due to:

•
Lower sales volumes of 251 thousand tons. The reduction in tons sold resulted in a decrease to revenue of $34.7 million, which is primarily related to the timing of customer shipments that were delayed as a result of adverse weather conditions and vessel logistics, as well as product availability from our Wabush mine with the idling of its pellet plant in June 2013 and Scully mine during the first quarter of 2014.

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $52.3 million, driven mainly by changes in spot market pricing, along with a higher freight benchmark and lower pellet premiums due to a shift in product mix, primarily as a result of:

◦	A decrease to the Platts 62 percent Fe spot rate to an average of $120 per ton from $148 per ton in the prior-year period resulted in a decrease of $27 per ton;

◦
Unfavorable freight charges negatively impacted the period-over-period average revenue rate by $6 per ton primarily due to an increase in the market including a 25 percent increase in the Brazil to China benchmark freight rate in the first quarter of 2014; and

◦
A change in product mix as our Eastern Canadian Iron Ore segment ceased pellet product at our Wabush facility in June 2013, which resulted in the realized revenue rate decreasing by $3 per ton period-over-period due to absence of pellet premiums in 2014.

Cost of goods sold and operating expenses during the three months ended March 31, 2014 decreased from the same period in 2013 by $17.9 million primarily due to:

•	Lower sales volumes at the Wabush and Bloom Lake facilities resulting in decreased costs of $3.1 million and $17.9 million, respectively, compared to the prior-year period;

•	Favorable foreign exchange rate variances of $15.7 million; and

•	Partially offset by increased costs primarily attributable to:

◦
Lower-of-cost-or-market inventory charges at our Wabush mine of $4.7 million and at our Bloom Lake mine of $8.7 million primarily attributable to market declines in Platts spot rate pricing as well as higher cost of inventory. Bloom Lake’s higher inventory costs were driven by the timing of maintenance activities and mine development, whereas Wabush’s higher costs were driven by unfavorable production performance up to the idling of the Scully mine operation; and

◦	Increased costs at our Eastern Canadian operations period-over-period primarily related to higher transportation and ship loading costs.
Production
The Bloom Lake facility produced 1.5 million and 1.3 million tons of iron ore concentrate during the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2014, we announced that we are exploring various strategic alternatives for our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We will continue to evaluate and will idle temporarily the operations if the pricing and operating costs justify such an alternative action. The Phase II expansion project remains on hold.
Production at the Wabush facility was 0.3 million tons of iron ore concentrate and 0.7 million tons of iron ore pellets during the three-month period ending March 31, 2014 and 2013, respectively. Due to high production costs and lower pellet premium pricing, we idled production at the Wabush mine pellet plant and transitioned to producing an iron ore concentrate product from our Wabush mine during June 2013. At the end of March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador. The idle was driven by the unsustainable high cost structure, which results in operations that are not economically viable to run over time.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$254.2	$270.8	$(55.5)	$39.3	$(0.4)	$(16.6)
Cost of goods sold and operating expenses	(187.9)	(209.5)	22.7	(30.5)	29.4	21.6
Sales margin	$66.3	$61.3	$(32.8)	$8.8	$29.0	$5.0

	Three Months Ended March 31,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$96.25	$117.48	$(21.23)	(18.1)%
Cost of goods sold and operating expenses rate (excluding DDA)	56.34	75.10	(18.76)	(25.0)%
Depreciation, depletion & amortization	14.80	15.79	(0.99)	(6.3)%
Total cost of goods sold and operating expenses rate	71.14	90.89	(19.75)	(21.7)%
Sales margin	$25.11	$26.59	$(1.48)	(5.6)%

Sales tons[1] (In thousands)	2,641	2,305
Production tons[1] (In thousands)	2,790	2,672
[1] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $66.3 million during the three months ended March 31, 2014 compared with $61.3 million for the same period in 2013 primarily driven by increased sales volumes. However, sales margin per ton decreased 5.6 percent to $25.11 per ton in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of decreased pricing as discussed below.
    Revenue decreased in the first quarter of 2014 over the prior-year period primarily as a result of:

•	The lower realized product revenue rate for the three months ended March 31, 2014 that resulted in a decrease of $55.5 million or 18.1 percent on a per-ton basis. This decrease is a result of:

◦
The Platts 62 percent Fe spot rate decreased to an average of $120 per ton from $148 per ton during the comparable first three months of the prior year, which negatively impacted the revenue rate resulting in a decrease of $27 per ton to our realized revenue rate, and partially offset by timing impacts of $8.9 million or $3 per ton due to the lag pricing features on contracts with some customers;

◦	Unfavorable foreign exchange contract hedging impacts of $10.9 million or $4 per ton period over period;

◦	Unfavorable period-over-period freight charges which reduced the realized revenue rate by $9.0 million or $3 per ton; and

◦	Offset partially by an increase to our realized revenue rate due to:

▪	Renegotiated contracts for 2014 that committed to the lower iron ore content on standard product and reduced the associated penalties. The impact of iron ore contract specifications and lower penalties increased the period-over-period realized product revenue rate by $12.3 million or $5 per ton; and

▪
Higher lump premiums in the first quarter of 2014 compared to the same period in 2013 due to increased demand for lump products for environmental reasons and a shortage of supply resulting in an increase to realized product revenue rate of $12.2 million or $5 per ton.

•
These decreases were partially offset by the higher sales volume during the three months ended March 31, 2014 due to timing of shipments to 2.6 million tons compared with 2.3 million tons in the comparable period in 2013, resulting in an increase in revenue of $39.3 million.

Cost of goods sold and operating expenses in the three months ended March 31, 2014 decreased $21.6 million compared to the comparable period in 2013 primarily as a result of:

•	Lower mining costs of $20.6 million mainly due to lower overall material moved, reduced maintenance costs and improved efficiencies;

•	Favorable foreign exchange rate variances of $29.4 million or $11 per ton; and

•	These decreases were offset partially by higher sales volumes, as discussed above, that resulted in increased costs of $30.5 million compared to the same period in the prior year.
Production
Production at Asia Pacific Iron Ore increased 118 thousand tons or 4.4 percent during the three months ended March 31, 2014 when compared to the same period in 2013. The increase in production tons compared to the same prior-year period is mainly attributable to reduced throughput in January 2013 to optimize product quality and unplanned mechanical downtime in the first quarter of 2013.

North American Coal
The following is a summary of North American Coal results for the three months ended March 31, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Inventory write-down	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$166.2	$214.3	$(34.1)	$(23.9)	$—	$9.9	$(48.1)
Cost of goods sold and operating expenses	(214.6)	(212.5)	4.3	23.6	(20.1)	(9.9)	(2.1)
Sales margin	$(48.4)	$1.8	$(29.8)	$(0.3)	$(20.1)	$—	$(50.2)

	Three Months Ended March 31,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$88.61	$110.35	$(21.74)	(19.7)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	100.38	91.16	9.22	10.1%
Depreciation, depletion & amortization	19.03	18.19	0.84	4.6%
Total cost of goods sold and operating expenses rate	119.41	109.35	10.06	9.2%
Sales margin	$(30.80)	$1.00	$(31.80)	n/m

Sales tons[2] (In thousands)	1,571	1,787
Production tons[2] (In thousands)	1,705	1,730
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to a loss of $48.4 million during the three months ended March 31, 2014, compared to a sales margin of $1.8 million during the three months ended March 31, 2013. Sales margin per ton decreased to a loss of $30.80 per ton in the first quarter of 2014 compared to a sales margin of $1.00 per ton in the first quarter of 2013.
Revenues from product sales and services were $166.2 million, which is a decrease of $58.0 million over the prior-year period, excluding the increase of $9.9 million of freight and reimbursements, predominantly due to:

•	Our realized product revenue rate for the three months ended March 31, 2014 resulted in a decrease of $34.1 million or 19.7 percent on a per-ton basis. This decline is a result of:

◦
The downward trend in market pricing period over period, including a decrease of $22 per ton in the quarterly benchmark price, along with a more favorable impact in 2013 from carryover contracts, partially mitigated by annually priced contracts.

•
Sales volume decreases of 216 thousand tons or 12.1 percent during the first quarter of 2014 in comparison to the prior-year period resulted in a decrease in revenue of $23.9 million, primarily due to:

◦
Lower sales of low- and high-volatile metallurgical coal mainly attributable to extended pricing negotiations with one customer due to the volatile decline in metallurgical coal price and adverse weather conditions in the first quarter of 2014.

Cost of goods sold and operating expenses in the first quarter of 2014 decreased $7.8 million, excluding the increase of $9.9 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Lower sales volume attributable to reduced low- and high-volatile metallurgical coal sales, as discussed above, resulted in cost reductions of $23.6 million;

•
Decreased costs related to royalties and severance taxes of $4.0 million due to reduced year-over-year revenue rate and decreased spending of $2.0 million on external services due to increased focus on reducing reliance on external services; and

•
Primarily offset by an unfavorable variance in the lower-of-cost-or-market inventory charge of $20.1 million in comparison to the same prior-year period as the lower-of-cost-or-market inventory charges at March 31, 2014 and 2013 were $22.1 million and $2.0 million, respectively.

Production
Production of low- and high-volatile metallurgical coal in the first quarter of 2014 was in line with the prior-year period. Due to increased demand for thermal coal in 2014, we increased production at our thermal coal mine from one shift to two shifts to align production with 2014 customer demand, which resulted in an increase of 23.0 percent in the first quarter of 2014 compared to the same prior-year period.
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
Operating Activities
Net cash used by operating activities was $82.0 million for the three months ended March 31, 2014, compared to cash used by operating activities of $25.4 million for the same period in 2013. Decreased operating cash flows in the first three months of 2014 were primarily due to lower operating results as previously discussed, partially offset by favorable working capital changes primarily driven by collection of receivables; in addition to, lower receivables as a result of adverse weather impacting the shipping season for our U.S. Iron Ore business.
Our long-term outlook remains stable, although we have and plan to continue to respond to the uncertain near-term outlook by adjusting our operating strategy as market conditions change. Throughout the first three months of 2014, capacity utilization among steelmaking facilities in North America remained steady. We expect economic growth in the U.S. to accelerate, in part due to continued improvement in building construction, motor vehicle production, the labor market, and due to a further reduction in fiscal drag, ultimately supporting domestic steel production and thus the demand for steelmaking raw materials, sustaining a healthy business in the United States. Crude steel production and iron ore imports in Asia continue to generate demand for our products in the seaborne market. We are monitoring continually the economic environment in which we operate in order to react to fluctuations in pricing due to global economic growth or contraction, change in demand for steel or changes in availability of supply.
On February 11, 2014, we announced our plan to idle Wabush Scully mine in Newfoundland and Labrador and the Wabush Scully mine was idled during March 2014. The impact of the idling includes idling costs, employment-related expenditures and contract costs totaled $33.3 million for the three months ended March 31, 2014 and we estimate approximately $100 million in total to be incurred throughout 2014.
Our U.S. operations and our financing arrangements provide sufficient liquidity and, consequently, we do not need to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at March 31, 2014 was $172.3 million, or approximately 47.0 percent of our consolidated total cash and cash equivalents balance of $364.0 million. As of March 31, 2014, we had available borrowing capacity to the extent it would not result in a covenant violation of $1.56 billion under our $1.75 billion U.S.-based revolving credit facility. As of December 31, 2013, we had full availability on our borrowing capacity of our $1.75 billion U.S.-based revolving credit facility. Furthermore, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand from the U.S. and Asian economies weakens and pricing deteriorates for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $90.7 million for the three months ended March 31, 2014, compared with $228.4 million for the comparable period in 2013.
We had capital expenditures of $103.3 million and $230.4 million for the three months ended March 31, 2014 and 2013, respectively. Up until the first quarter of 2014, our main capital investment focus was on the construction of the Bloom Lake mine's operations. On February 11, 2014, we announced that we are indefinitely suspending Phase II expansion at our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We also announced that we would idle the Phase I operations if pricing significantly decreases for an extended period of time. On the expansion projects at Bloom Lake mine, we have spent approximately $27.6 million during the first quarter of 2014, which predominately relates to work performed in 2013. This compares Bloom Lake mine ramp-up and expansion project work of approximately $155 million during the first quarter of 2013. In addition, the expenditures for the Bloom Lake tailings and water management system totaled $19.3 million and $35.4 million in the three months ended March 31, 2014 and 2013, respectively.
Additionally, we spent approximately $41 million and $57 million globally on expenditures related to sustaining capital in the first three months of 2014 and 2013, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
In alignment with our strategy to focus on allocating capital in a prudent balance among key priorities related to liquidity management, business investment and increasing long-term shareholder value, we anticipate total cash used for capital expenditures in 2014 to be approximately $375 million to $425 million. This includes approximately $100 million of cash-payment carryover for 2013 incurred costs, with the remainder comprised of new sustaining and permission-to-operate capital expenditures.
Financing Activities
Net cash provided by financing activities in the first three months of 2014 was $197.9 million, compared to net cash provided by financing activities of $345.9 million for the comparable period in 2013. Net cash provided by financing activities decreased year over year due to the completion of a public offering of 10.35 million of our common shares in February 2013. The net proceeds from the offering were approximately $285.3 million at a sales price to the public of $29 per share. We also issued 29.25 million depositary shares in the first three months of 2013 for total net proceeds of approximately $709.4 million, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan.
Additionally, cash provided by financing activities in the first three months of 2014 included proceeds from net borrowings and repayments under the revolving credit facility and uncommitted credit facility of $225.0 million offset by dividend distributions of $23.0 million. During the first quarter of 2014, we declared our quarterly common share dividend of $0.15 per share that was payable on March 3, 2014 to our common shareholders of record as of the close of business on February 21, 2014. Additionally, we have dividends payable on our Preferred Shares, which are represented by our depositary shares, at an annual rate of 7.00 percent on the liquidation preference of $1,000 per preferred share (or the equivalent of $25 per depositary share). The declared quarterly cash dividend is payable on May 1, 2014 to our preferred shareholders of record as of the close of business on April 15, 2014.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of March 31, 2014 and December 31, 2013:

	(In Millions)
	March 31, 2014	December 31, 2013
Cash and cash equivalents	$364.0	$335.5
Available revolving credit facility[1]	$1,735.2	$1,750.0
Revolving loans drawn	(175.0)	—
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Letter of credit obligations and other commitments	(5.2)	(8.4)
Borrowing capacity available	$1,555.0	$1,741.6

[1] The above liquidity as of March 31, 2014 reflects the availability of our revolving credit facility to the extent it would not result in a violation of our Total Funded Debt to EBITDA maximum ratio of 3.5 to 1.0.

Our primary source of funding is a $1.75 billion revolving credit facility, which matures on October 16, 2017. We also have cash generated by the business and cash on hand, which totaled $364.0 million as of March 31, 2014. The combination of cash and availability under the credit facility gave us $1.9 billion in liquidity entering the second quarter of 2014, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.
At March 31, 2014, the amendments made in the revolving credit agreement were no longer applicable and the covenants reverted back to those in place prior to the February 8, 2013 amendment. At March 31, 2014, the covenants require compliance with certain financial covenants based on:

•	Debt to earnings ratio (Total Funded Debt to EBITDA, as those terms are defined in the revolving credit agreement), as of the last day of each fiscal quarter cannot exceed 3.5 to 1.0.

•
Minimum interest coverage ratio (Consolidated EBITDA to Interest Expense, as those terms are defined in the revolving credit agreement), for the preceding four quarters must not be less than 2.5 to 1.0 on the last day of any fiscal quarter.

As of March 31, 2014, we were in compliance with these financial covenants related to the revolving credit agreement. Additionally, as of December 31, 2013, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
We believe that the revolving credit agreement provides us sufficient liquidity to support our operating and investing activities. We continue to focus on achieving a capital structure that achieves the optimal mix of debt, equity and other prudent financing arrangements.
Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan, credit facility or through exercising the $250 million accordion in our current revolving credit agreement. Additionally, we have access to the bond market as a source of capital. The risk associated with these credit markets is a significant increase in borrowing costs as a result of limited capacity and market conditions.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore concentrate, iron ore lump, low-volatile metallurgical coal, high-volatile metallurgical coal and thermal coal. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and coal. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
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
At March 31, 2014, we have recorded $1.3 million as derivative assets included in Other current assets and $7.4 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final sales rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $6.1 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2014 related to these arrangements.
Customer Supply Agreements
A certain supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative, which is finalized based on a future price, and is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities.
At March 31, 2014, we had a derivative asset of $42.0 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $55.8 million as of December 31, 2013. We estimate that a $75 change in the average hot-band steel price realized from the March 31, 2014 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $12.9 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 4.8 million MMBtu’s of natural gas at an average delivered price of $11.88 per MMBtu and 7.3 million gallons of diesel fuel at an average delivered price of $3.56 per gallon during the first quarter of 2014. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 2.8 million gallons of diesel fuel at an average delivered price of $4.51 per gallon during the first quarter of 2014. Our CLCC operations consumed approximately 0.9 million gallons of diesel fuel at an average delivered price of $3.55 per gallon during the first quarter of 2014. Consumption of diesel fuel by our Asia Pacific operations was approximately 3.7 million gallons at an average delivered price of $3.29 per gallon for the same period.
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
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. At the present time, we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in electrical, natural gas and diesel fuel prices would result in a change of approximately $35.7 million in our annual fuel and energy cost based on expected consumption for the remainder of 2014.
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

Bloom Lake
For the purpose of testing the recoverability of our long-lived assets, we consider the Bloom Lake iron ore operation to be an asset group.  During the first quarter of 2014 and throughout 2013, we experienced higher than expected production costs in the current operation of the Bloom Lake iron ore mine. Additionally, capital expenditure expectations to complete the Phase II expansion and required tailings and water management systems have surpassed original expectations.  Both conditions have a negative impact on the profitability and cash flows of that business.  Continuation of such trends, changes in forecasted long-term pricing and/or other economic assumptions (e.g., inflation rates and exchange rates) could impact our ability to recover the carrying value of our long-lived asset group, which was approximately $4.9 billion at December 31, 2013. As of our latest analysis, which occurred as of December 31, 2013, any of the following deteriorations of our current assumptions could result in a material write-down to the long-lived assets of our Bloom Lake asset group:

•	a decrease in global benchmark pricing of approximately 15-20%;

•	an increase in production costs of approximately 25-30%; or

•	an increase in life-of-mine capital expenditures of approximately 120-125%.
Wabush
As of March 31, 2014, the remaining net book value of the Wabush long-lived assets was $172.7 million, consisting primarily of mobile equipment and, to a lesser extent, mineral reserves. These balances were determined based on appraised values derived from recent market transactions or data, adjusted for condition, grade and other factors. Based on current projections, we do not anticipate future adjustments to these net book values that would be material to our consolidated financial statements.
North American Coal
Our asset groups within the North American Coal segment are:

•	CLCC - Thermal coal mining operations

•	CLCC - Metallurgical mining operations

•	Oak Grove mining operations

•	Pinnacle mining operations
Since December 31, 2013, benchmark pricing (premium low-vol FOB Australia) has declined significantly and has had an impact on our realized revenue for the quarter ended March 31, 2014 and may impact the realized product revenue rate for future sales on the spot market as well as our annual customer contracts as they are finalized. We continuously monitor the effect these changes in market price have on the projected future cash flows for each of our identified asset groups.
Our most recent evaluation of the recoverability of the long-lived assets of each asset group, completed as of December 31, 2013, indicated that our projected future undiscounted cash flows exceeded the respective carrying values by a significant amount. Although current market pricing has had an adverse impact on our reported results of the North American Coal segment, the projected undiscounted future cash flows of the asset groups used to test for recoverability, are more significantly influenced by our forecasted long-term price trends, expected production costs and capital investments required, primarily due to the long-life of the mines. Continued adverse market conditions, including changes to the global and domestic supply balance, can result in a reduction to our long-term pricing assumption, which may result in a material impairment charge.
The assessments for goodwill and long-lived asset impairment are sensitive to changes in key assumptions. These key assumptions include, but are not limited to, forecasted long-term pricing, production costs, capital expenditures and a variety of economic assumptions (e.g., discount rate, inflation rates, exchange rates and tax rates).

Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Australia and Canada, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian currency. For our Canadian operations, the functional currency is the U.S. dollar; however, the production costs for these operations primarily are incurred in the Canadian dollar. The primary objective for the use of foreign exchange rate contracts is to reduce exposure to changes in Australian and U.S. currency exchange rates and Canadian and U.S. currency exchange rates, respectively, and to protect against undue adverse movement in these exchange rates.
At March 31, 2014, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $315.0 million and $275.7 million, respectively, with varying maturity dates ranging from April 2014 to March 2015 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $30.4 million, and a 10 percent decrease would reduce the fair value to approximately negative $32.4 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $12.7 million, and a 10 percent decrease would decrease the fair value to approximately negative $28.1 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of March 31, 2014:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio [1] :
AUD Contracts expiring in the next 12 months	$315.0	0.92	0.9264	$(1.0)
CAD Contracts expiring in the next 12 months	275.7	1.07	1.1050	(10.0)
Total Hedge Contract Portfolio	$590.7			$(11.0)

[1] Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a variable rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of March 31, 2014, we had $175.0 million drawn on the revolving credit facility. A 100 basis point change to the base rate or the LIBOR rate under the revolving credit facility would result in a change of approximately $1.8 million to interest expense on an annual basis.
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

Outlook
We are maintaining our full-year sales and production volumes for all business segments. Demand from our North American customers is very strong, reflecting lower-than-normal iron ore inventory stockpiles at our customers' facilities. This dynamic, coupled with increasing economic growth anticipated in the United States, is expected to provide a healthy demand for our U.S. Iron Ore products in 2014. In China, we expect the economy to expand at a pace near the official government target rate, primarily driven by fixed asset investment, specifically infrastructure spending. As a result, increased steel production in China is expected to require both domestic and imported steelmaking raw materials to satisfy the demand.
Due to the commodity pricing volatility for the products that we sell and for the purpose of providing a full-year outlook, we will utilize the year-to-date average 62% Fe seaborne iron ore spot price as of March 31, 2014, which was $120 per ton (C.F.R. China), as a base price assumption for providing the full-year 2014 revenues-per-ton sensitivities for our iron ore business segments. With $120 per ton as a base price assumption for full-year 2014, included in the table below is the expected revenues-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10 per ton variance from the base price assumption.

2014 Full-Year Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$100 - $105	$95 - $100	$95 - $100
Sensitivity Per Ton (+/- $10)	+/- $1	+/- $6	+/- $7

(1)	Based on the average year-to-date 62% Fe seaborne iron ore fines price (C.F.R. China) of $120 per ton as of March 31, 2014.
(2)	U.S. Iron Ore tons are reported in long tons.
(3)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
The revenues-per-ton sensitivities consider various contract provisions and lag-year adjustments contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, freight rates, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
U.S. Iron Ore Outlook (Long Tons)
For 2014, we are maintaining our sales and production volume expectation of 22 - 23 million tons.
The U.S. Iron Ore revenues-per-ton sensitivity included within the 2014 revenue sensitivity summary table above also includes the following assumptions:
•2014 average hot-rolled steel pricing of $645 per ton; and
•25% - 30% of the expected 2014 sales volume is linked to seaborne iron ore pricing
We are maintaining our 2014 full-year U.S. Iron Ore cash-cost-per-ton expectation of $65 - $70, and depreciation, depletion and amortization expectation of approximately $7 per ton.
Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2014, we are maintaining our full-year sales and production volume expectations of 6 - 7 million tons. This includes 500,000 tons from Wabush Mine and the remainder from Bloom Lake Mine.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2014 revenues-per-ton sensitivity table above. We are maintaining our full-year 2014 cash-cost-per-ton expectation in Eastern Canadian Iron Ore of $85 - $90 , which only includes the operating cash cost from its Bloom Lake Mine. Depreciation, depletion and amortization is expected to be approximately $25 per ton for full-year 2014.

Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2014 Asia Pacific Iron Ore expected sales and production volumes of approximately 10 - 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2014 revenues-per-ton sensitivity table above. We are maintaining our 2014 full-year Asia Pacific Iron Ore cash-cost-per-ton expectation of $60 - $65. Depreciation, depletion and amortization is anticipated to be approximately $14 per ton for the year.
North American Coal Outlook (Short Tons, F.O.B. the mine)
We are maintaining our full-year 2014 North American Coal expected sales and production volumes of 7 - 8 million tons. Sales volume mix is anticipated to be approximately 67% low-volatile metallurgical coal and 21% high-volatile metallurgical coal, with thermal coal making up the remainder.
We are lowering our full-year 2014 North American Coal revenues-per-ton outlook to $80 - $85 from its previous outlook of $85 - $90. The decrease is primarily driven by lower market pricing for metallurgical coal products. We have approximately 60% of our expected 2014 sales volume committed and priced at approximately $85 per short ton at the mine.
We are maintaining our North American Coal full-year cash-cost-per-ton expectation of $85 - $90. Full-year 2014 depreciation, depletion and amortization is expected to be approximately $15 per ton.
The following table provides a summary of our 2014 guidance for its four business segments:

2014 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	22 - 23	6 - 7	10 - 11	7 - 8
Production volume (million tons)	22 - 23	6 - 7	10 - 11	7 - 8
Cash cost per ton (5)	$65 - $70	$85 - $90	$60 - $65	$85 - $90
DD&A per ton	$7	$25	$14	$15

(1)	U.S. Iron Ore tons are reported in long tons.
(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.
(5)
Cash cost per ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization per ton, which is a non-GAAP financial measure, that management uses in evaluating operating performance. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with U.S. GAAP. The presentation of these measures may be different from non-GAAP financial measures used by other companies.

SG&A Expenses and Other Expectations
We are maintaining our full-year 2014 SG&A expense expectation of approximately $185 million, which excludes severance-related costs. We are also maintaining our full-year cash outflows expectation for exploration of $15 million.
Also, as previously disclosed, we are expecting to incur approximately $100 million in costs related to the Wabush Mine idle. Full-year 2014 depreciation, depletion and amortization is expected to be approximately $600 million.
Capital Budget
We are maintaining our 2014 capital expenditures budget of approximately $375 - $425 million. This includes approximately $100 million in cash carryover capital, with the remainder primarily comprised of sustaining and license-to-operate capital.

Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices, reduced market demand, increases in supply and any slowing of the economic growth rate in China;

•	a currently pending proxy contest and any other actions of activist shareholders;

•	our ability to successfully identify and consummate any strategic investments or capital projects and complete planned divestitures;

•
our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson Iron Mining Limited);

•	our ability to cost effectively achieve planned production rates or levels;

•	changes in sales volume or mix;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to development projects;

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

•	the risk factors identified in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in the Management's Discussion and Analysis section of this report.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in our Annual Report on Form 10-K for the year ended December 31, 2013.

PART II

Item 1.	Legal Proceedings
EPSL Arbitration. On December 20, 2012, Esperance Port Authority (trading as Esperance Port Sea and Land) and Cliffs Asia Pacific Iron Ore Pty Ltd nominated an arbitrator to determine disputes that have arisen between the parties in relation to the proper construction and operation of certain clauses in the operating agreement that was first made between the parties on September 25, 2000 (as varied). Among several other issues, we are in dispute with EPSL over the "maximum tonnage" that EPSL is obligated to handle and, in particular, whether EPSL legally is obligated to handle 11.5 million tonnes per annum of ore. The operating agreement does not expressly include a maximum or minimum annual tonnage provision, but has a clause setting forth the minimum take-or-pay obligations. We assert that the maximum tonnage for which EPSL is obliged to provide the services is the capacity of the port at any given time to handle iron ore. On October 18, 2013, the parties entered into a partial settlement agreement that adjourned the November 2013 hearing date to April 2014 in order to allow the parties time to negotiate a full and final settlement, and provided, in the event that the parties are able to reach a full and final settlement, for a conditional settlement of matters in dispute up to December 31, 2013 and also set an interim charging rate beginning in 2014. The partial settlement agreement has been further amended to adjourn the hearing of the arbitration proceedings to September 2014 and the parties continue to negotiate a full and final settlement of matters.
Severstal Pricing Arbitration. Severstal filed a demand for arbitration against Cliffs Sales Company, The Cleveland-Cliffs Iron Company and Cliffs Mining Company in May 2013 over the pricing calculation for pellets beginning in 2013. Severstal filed the arbitration claim pursuant to the dispute resolution provisions of the Amended and Restated Pellet Sale and Purchase Agreement, dated January 1, 2006, and as amended to date, referred to as the sales agreement. The parties amended the sales agreement in 2008 to revise the calculation of the base price for pellets, beginning in 2013, to include a pricing calculation utilizing current market price indices. Severstal has been paying “under protest” the invoices for the pellets pursuant to our calculation. We have countered the arbitral demand of Severstal by seeking a declaration that our calculation of the 2013 base price is the correct calculation under the sales agreement. The arbitration hearing is proceeding in April 2014 and the parties expect a decision sometime thereafter.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits.  Cliffs is reviewing the Notices and preparing a detailed response to EPA.  An initial meeting is scheduled with EPA for April 2014 with a final outcome anticipated later in the year, but the overall impact is not anticipated currently to have a material impact on our business.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors. The information below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
A currently pending proxy contest, and any other actions of activist shareholders, could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
On January 27, 2014, we received a letter from Casablanca Capital LP, a shareholder that currently holds approximately 5.2 percent of our common shares, urging us to spin off our international assets, double the annual dividend paid to shareholders, convert our U.S. assets to a master limited partnership structure, and significantly cut costs. On February 12, 2014, we received another letter from Casablanca expressing support for an alternate Chief Executive Officer candidate for the Company and disclosing Casablanca’s intention to nominate a majority of directors for election to our Board at our 2014 annual meeting of shareholders. On March 6, 2014, we received a subsequent letter from Casablanca proposing six individual candidates for election to our Board at our 2014 annual meeting of shareholders. Casablanca concurrently initiated a proxy contest by filing a preliminary proxy statement with the SEC soliciting shareholder support for its slate of Board nominees. On April 21, we received a letter from Casablanca requesting that we hold our annual meeting on or before June 4, 2014 and announcing its intent to commence a consent solicitation to call a special meeting of our shareholders for the election of directors should we fail to set a prompt date for the 2014 annual meeting of shareholders.
As a result of this pending proxy contest, or if other activist shareholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist shareholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, as previously disclosed, we have retained the services of various professionals to advise us on this matter, including legal, financial and communications advisors, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of these and any similar activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.
If the Company’s current directors cease to constitute a majority of our Board, whether due to shareholders electing a sufficient number of Casablanca’s nominees or otherwise, there is a risk that certain change in control payments could be triggered under employee severance agreements currently in place, which could negatively impact our financial results and available cash reserves. Moreover, if individuals are elected to our Board with a specific agenda, even though less than a majority, it may adversely affect our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees, and execute on our long-term strategy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2014	41,259	$25.82	—	—
February 1 - 28, 2014	43,468	$20.56	—	—
March 1 - 31, 2014	1,262	$18.80	—	—
Total	85,989	$23.06	—	—

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

Item 4.	Mine Safety Disclosures
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 62.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	April 25, 2014

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1
** 2014 Extension Agreement dated as of February 24, 2014 but effective as of January 1, 2014, among ArcelorMittal USA LLC, Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company (filed herewith)

10.2	*Severance Agreement, by and between William S. Hart and Cliffs Natural Resources Inc. and its affiliates, dated March 20, 2014 (filed herewith)
10.3	*Release by William S. Hart in favor of Cliffs Natural Resources Inc. and its affiliates, dated March 26, 2014 (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson as of April 25, 2014 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of April 25, 2014 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of April 25, 2014 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of April 25, 2014 (filed herewith)

95	Mine Safety Disclosures (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or other compensatory arrangement.
** Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the SEC.