Form 10-K/A
period 2013-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2014-04-30
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,181,056 as of April 28, 2014.
DOCUMENTS INCORPORATED BY REFERENCE - NONE

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Annual Report on Form 10-K of Cliffs Natural Resources Inc. for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission ("SEC") on February 14, 2014 (the "Original 10-K"), is being filed solely for the purpose of including the information required by Part III of Form 10-K. References in this Form 10-K/A to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and its subsidiaries, collectively. The Company, which usually holds its annual meeting of shareholders in May, no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2013. Therefore, such information will not be incorporated by reference from the Company's definitive proxy statement for the 2014 annual meeting of shareholders. Thus, Part III, Items 10-14, of the Company's Original 10-K are hereby amended and restated in their entirety.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

TABLE OF CONTENTS

		Page Number

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence	49
Item 14.	Principal Accountant Fees and Services	50

PART IV
Item 15.	Exhibits and Financial Statement Schedules	51

SIGNATURES

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS OF THE COMPANY
The Board of Directors (the "Board") currently consists of eleven members. Each director was elected to serve until the 2014 annual meeting of shareholders (the "2014 Annual Meeting") or until their successors shall be elected.
Susan M. Cunningham - First Became Director: 2005; Independent, Age 58, Senior Vice President, Gulf of Mexico, Africa and Frontier Ventures and Business Innovation of Noble Energy Inc., an international oil and gas exploration and production company, since April 2013. Ms. Cunningham served as Senior Vice President of Exploration from May 2007 to April 2013 and Senior Vice President of Exploration and Corporate Reserves of Noble Energy Inc. from 2005 to May 2007. Ms. Cunningham brings to the Board years of global exploration, geology, major project, operations and energy experience from her various roles with Noble Energy Inc. As we have grown internationally and expanded into mineral exploration and through mining acquisitions (metallurgical coal and chromite, as examples), her guidance has been a valuable asset to our Board in assessing the value of exploration and acquisition projects as well as providing guidance when we address energy usage and carbon-related issues. Committee Assignments: Governance and Nominating Committee and Strategy and Sustainability Committee. Ms. Cunningham’s leadership skills, developed as a senior executive of an international public company, are an asset to our Governance and Nominating Committee. Ms. Cunningham’s global exploration, operations and strategy experiences and knowledge and understanding of global mining and exploration industries and reserve calculations strengthen our Strategy and Sustainability Committee. Ms. Cunningham’s executive experience is also a valuable resource for Cliffs’ Board in its dealings with senior management.
Barry J. Eldridge - First Became Director: 2005; Independent, Age 68, Currently retired. Mr. Eldridge previously served as the Managing Director and Chief Executive Officer of Portman Limited, an international iron ore mining company in Australia, from October 2002 through April 2005. Mr. Eldridge formerly served as chairman of Vulcan Resources Ltd. from 2005 to 2008, chairman of Millennium Mining Pty. Ltd. from 2007 to 2008 and chairman of Mundo Minerals Limited until 2012. He currently serves as a director of Sundance Resources Ltd. All of these companies are or were listed on the Australian Stock Exchange. As a former executive of an international mining company and former chairman of various Australian mining companies, Mr. Eldridge brings to the Board a wealth of international management experience as well as business perspectives specific to the Australian coal and iron mining industry, which is one of Cliffs’ strategic focuses. Committee Assignments: Strategy and Sustainability Committee (Chair) and Compensation and Organization Committee. Mr. Eldridge’s extensive international mining and exploration expertise is an asset to our Strategy and Sustainability Committee, particularly when evaluating new strategic opportunities. His management experience both on boards of other companies and as a former executive facilitates his ability to lead as Chair of the Strategy and Sustainability Committee and strengthens the Compensation Committee through his understanding of compensation strategies necessary to retain and attract international exploration and mining talent.
Mark E. Gaumond - First Became Director: 2013; Independent, Age 63, Currently retired. Mr. Gaumond previously served as the Senior Vice Chair - Americas of Ernst & Young LLP, a global leader in assurance, tax, transaction and advisory services, from 2006 to 2010. Previously he served as Ernst & Young's Managing Partner, San Francisco from 2003 to 2006 and as an audit partner on several major clients. Prior to joining Ernst & Young, Mr. Gaumond was a partner with a 27-year career with Arthur Andersen LLP. Mr. Gaumond serves on the Boards of Directors and Audit Committees of Rayonier, Inc. and Booz Allen Hamilton Holding Corporation. He is also a director and president of the Fishers Island Development Corporation and a director of the Walsh Park Benevolent Corporation. He is a former trustee of the California Academy of Sciences. Mr. Gaumond has more than 35 years of managerial, financial and accounting experience working extensively with senior management, audit committees and board of directors of public companies. His experience in financial accounting and reporting, compliance and internal controls, and public company audit committee experience allow him to contribute to our Board's oversight of the Company's overall financial performance, reporting and controls. Committee Assignments: Audit Committee and Compensation and Organization Committee. Mr. Gaumond’s extensive financial reporting and accounting background combined with his organizational management skills strengthens our Audit Committee and Compensation Committee. The Board has identified Mr. Gaumond as a financial expert under SEC regulations.
Andrés R. Gluski - First Became Director: 2011; Independent, Age 56, President and Chief Executive Officer of The AES Corporation ("AES"), a Fortune 200 company and one of the world’s largest independent power producers with operations in 26 countries, since 2011. Prior to assuming the role of CEO, Dr. Gluski was Executive Vice President and Chief Operating Officer of AES from 2007 to 2011. Dr. Gluski currently serves on the Boards of Directors of AES, AES Gener S. A., the Edison Electric Institute, the Council of the Americas/Americas Society, the U.S. - Brazil CEO Forum and the U.S. Spain Council. In 2013, he was named by President Obama to serve on his Export Council. Previously, Dr. Gluski worked with the International Monetary Fund and served as director general of the Ministry of Finance in Venezuela. Dr. Gluski’s years of managing large capital intensive projects and businesses in the U.S. and abroad provide the Board with valuable experience and knowledge in dealing with numerous issues. Committee Assignments: Audit Committee and Strategy and Sustainability Committee. Dr. Gluski’s background in international finance and economics along with his knowledge of the power industry brings practical expertise to both committees on which he serves. The Board has identified Dr. Gluski as a financial expert under SEC regulations.
Susan M. Green - First Became Director: 2007; Independent, Age 54, Currently retired. Ms. Green previously served as Deputy General Counsel, U.S. Congressional Office of Compliance from November 2007 through September 2013. She originally was proposed as a nominee for the Board by the United Steelworkers (the "USW") pursuant to the terms of our 2004 labor agreement. Ms. Green has served as both a labor organizer and as an attorney representing organized labor. She also has worked in the Legislative and Executive Branches of the federal government, including six years as Deputy General Counsel of the Office of Compliance, which enforces the labor and employment laws for the Legislative Branch, and her prior position as Chief Labor Counsel for then-Senator Edward M. Kennedy, as well as several positions in the U.S. Department of Labor during the Administration of President Bill Clinton. She brings her diverse experiences as a labor attorney and an alternative point of view to our Board. As someone who has represented organized labor, she is able to advocate the views of the majority of our North American workforce. Committee Assignments: Audit Committee and Governance and Nominating Committee. Ms. Green’s labor and governmental background brings practical experience to both committees.
Gary B. Halverson - First Became Director: 2013; Management, Age 55, President (since November 2013) and Chief Executive Officer (since February 2014) of Cliffs. Mr. Halverson was elected as President & Chief Operating Officer of Cliffs effective November 18, 2013 and as Chief Executive Officer of Cliffs effective February 13, 2014. Prior to joining Cliffs, Mr. Halverson served as Interim Chief Operating Officer from September 2013 to November 2013, as President-North America from December 2011 to November 2013 and as President-Australia Pacific from December 2008 to December 2011 for Barrick Gold Corporation Inc. ("Barrick"), an international gold mining company. Mr. Halverson brings a global mining perspective with experience in a variety of minerals, including gold, copper and nickel, to the Board. Recently, he provided leadership for the largest gold region in the world at Barrick. Through his serving in various capacities in mining operations internationally, he has experience managing large annual operating budgets and capital projects. These experiences include a wide range of underground and open-pit mines from the construction and development phases through the end-of-life stage.
Janice K. Henry - First Became Director: 2009; Independent, Age 63, Currently retired. Ms. Henry previously served as Senior Vice President from 1998 through June 2006, Chief Financial Officer from 1994 to June 2005 and Treasurer from 2002 to March 2006 of Martin Marietta Materials, Inc. ("Martin Marietta"), a producer of construction aggregates serving the public infrastructure, commercial and residential construction markets in the U.S. Ms. Henry served in a consulting capacity for Martin Marietta from July 2006 through June 2009. Ms. Henry was a director of North American Galvanizing & Coatings, Inc. from February 2008 through August 2010. In January 2012, Ms. Henry became a director of W.R. Grace & Co., a global specialty chemicals and materials company, and serves on its audit and compensation committees. Since October 2009, Ms. Henry has been a member of The Charles Stark Draper Laboratory, Inc., a nonprofit corporation, which engages in activities that contribute to the support and advancement of scientific research, technology and development. Ms. Henry’s background with Martin Marietta brings significant accounting, financial, SEC reporting, risk analysis and audit experience to our Board. As a former director on the boards of Inco Limited and North American Galvanizing & Coatings, Inc., Ms. Henry contributes her board-level experience and background in mining and basic materials. Committee Assignments: Audit Committee (Chair) and Compensation and Organization Committee. Ms. Henry’s extensive financial reporting and accounting background provides the additional expertise required for audit committees of public companies. Cliffs’ Board has determined that she is a financial expert (as that term is defined in SEC regulations) on the Audit Committee. Additionally, her financial background complements the activities of the Compensation Committee and she is an important link between the Audit and Compensation Committees.
Stephen M. Johnson - First Became Director: 2013; Independent, Age 62, Currently retired. Mr. Johnson previously served as Chairman, President and CEO of McDermott International, Inc., a U.S.-based engineering and construction company focused exclusively on the upstream offshore oil and gas sector with global operations, from July 2010 through December 2013. Mr. Johnson was elected Chairman of McDermott’s board of directors in May 2011. Previously, Mr. Johnson served as President and Chief Executive Officer of its subsidiary, J. Ray McDermott, S.A., from January 2010 to July 2010 and as President and Chief Operating Officer of McDermott International, Inc. from April 2009 to December 2009. Before joining McDermott, he held the position of Senior Executive Vice President and Member, Office of the Chairman at Washington Group International, prior to its sale to URS Corporation. Having served as a chairman and CEO of a public engineering and construction company, Mr. Johnson presents to our Board valuable insight into operational management issues crucial to a large public company and that relate to large development projects. Committee Assignments: Audit Committee and Governance and Nominating Committee. As a former Chairman, President and CEO of a NYSE-listed company, he understands the financial reporting requirements of a public company and is well versed in the mechanics of corporate governance issues.
James F. Kirsch - First Became Director: 2010; Management, Age 56, interim executive Chairman of Cliffs, since January 2014. Mr. Kirsch previously served as Chairman, President and CEO of Ferro Corporation ("Ferro"), a global supplier of technology-based materials for a broad range of manufacturers, until November 2012. Mr. Kirsch was elected Chairman of Ferro’s board of directors in December 2006 and appointed CEO and a director of Ferro in November 2005. Mr. Kirsch joined Ferro in October 2004 as its President and Chief Operating Officer. Prior to joining Ferro from 2002 through 2004, Mr. Kirsch served as President of Premix Inc. and Quantum Composites, Inc., manufacturers of thermoset molding compounds, parts and subassemblies for the automotive, aerospace, electrical and HVAC industries. From 2000 through 2002, he served as President and director of Ballard Generation Systems, a company engaged in the design, development, manufacture and sale of clean energy fuel cell products, and Vice President for Ballard Power Systems in Burnaby, British Columbia, Canada. Mr. Kirsch brings a wealth of senior management experience with major organizations with international operations. As a former Chairman, President and CEO of a NYSE-listed company, he brings additional chairmanship and CEO experience to Cliffs’ Board and the committees on which he serves. Mr. Kirsch, as a former chairman and CEO of a public company with global operations, contributes to the Board a full range of strategic management expertise and a broad understanding of the issues facing an international business.
Richard K. Riederer - First Became Director: 2002; Independent, Age 70, Chief Executive Officer of RKR Asset Management, a consulting organization, since June 2006. Mr. Riederer served as President and CEO from January 1996 through February 2001 of Weirton Steel Corporation, a North American steel producing company. Mr. Riederer has been a director of First American Funds since September 2001. He also serves on the Board of Trustees of Franciscan University of Steubenville. Mr. Riederer’s long career in the steel industry as well as his experience as CEO and Chief Financial Officer of Weirton Steel Corporation brings executive management, accounting and finance and financial reporting expertise to Cliffs’ Board as well as an in-depth knowledge of the North American steel industry. His insight as past chairman of North American Iron & Steel Institute is invaluable. Committee Assignments: Governance and Nominating Committee (Chair) and Strategy and Sustainability Committee. Mr. Riederer’s strong sense of leadership and knowledge of the steel industry supports the purpose of our Strategy and Sustainability Committee. His experience as a former and current director on other boards enhances his role as Chair of the Governance and Nominating Committee.
Timothy W. Sullivan - First Became Director: 2013; Independent, Age 60, Chairman and CEO of Gardner Denver Inc., a manufacturer of products for energy, industrial and medical applications, since July 2013. Mr. Sullivan previously served as Executive Advisor to CCMP Capital Advisors LLC, a private equity firm, from 2012 to 2013. He also served as President, CEO and a director of Bucyrus International Inc., a surface and underground mining equipment company from 2004 until 2011 and President from 2000 to 2004. In 2012, he served as a special consultant to Wisconsin Governor Scott Walker and he chaired the Governor's Council on Workforce Investment and the College of Workforce Readiness Council. He currently chairs the Wisconsin Mining Association and he is a director of Aurora Health Care, Inc. and Northwestern Mutual Life Insurance Company. As a former President and CEO of a company that manufactures mining equipment, Mr. Sullivan brings to the Board a unique perspective about the mining industry. Committee Assignments: Compensation and Organization Committee (Chair) and Strategy and Sustainability Committee. As a current and former CEO, Mr. Sullivan has significant leadership experience and strategic management expertise, and he understands the compensation strategies necessary to attract and retain talented employees.

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of April 28, 2014. Unless otherwise noted, all positions indicated are or were held with Cliffs Natural Resources Inc.
James F. Kirsch, Age 56, Chairman of the Board and interim executive Chairman of Cliffs (January 2014-present); non-executive Chairman of the Board (July 2013-December 2013); Director (March 2010-present); and Chairman (December 2006-November 2012); President and Chief Executive Officer (November 2005-November 2012) of Ferro, a global supplier of technology-based materials for a broad range of manufacturers.
Gary B. Halverson, Age 55, Director, President and Chief Executive Officer (Feb. 2014-present); Chief Operating Officer (November 2013-February 2014); Interim Chief Operating Officer (September 2013-November 2013), President-North America (December 2011-November 2013), and President-Australia Pacific (December 2008-December 2011) for Barrick, an international gold mining company.
William C. Boor, Age 48, Executive Vice President, Corporate Development & Chief Strategy Officer (February 2014-present); Senior Vice President, Strategy & Business Development (July 2013-February 2014); Senior Vice President, Global Ferroalloys (January 2011-July 2013); President - Ferroalloys (May 2010-January 2011); and Senior Vice President, Business Development (May 2007-May 2010).
Terry G. Fedor, Age 49, Executive Vice President, United States Iron Ore (January 2014-present); Vice President (February 2011 - January 2014); Vice President and General Manager (March 2005 - February 2011) of ArcelorMittal Cleveland, a fully integrated steelmaking facility, which included oversight for Weirton, Warren, Monessen and Lackawanna.
Terrance M. Paradie, Age 46, Executive Vice President (March 2013-present); Chief Financial Officer (October 2012-present); Senior Vice President (January 2011-March 2013); Assistant General Manager-Michigan Operations (March 2012-September 2012); Corporate Controller (October 2007-March 2012); Chief Accounting Officer (July 2009-March 2012); and Vice President (October 2007-January 2011).
Clifford T. Smith, Age 54, Executive Vice President, Seaborne Iron Ore (Jan. 2014-present); Executive Vice President, Global Operations (July 2013-January 2014); Executive Vice President, Global Business Development (March 2013-July 2013); Senior Vice President, Global Business Development (January 2011-March 2013); Vice President, Latin American Operations (September 2009-January 2011); and General Manager-Business Development (October 2006-September 2009) .
P. Kelly Tompkins, Age 57, Executive Vice President, External Affairs & President, Global Commercial (November 2013-present); Chief Administrative Officer (July 2013-November 2013); Executive Vice President, Legal, Government Affairs and Sustainability (May 2010-July 2013); Chief Legal Officer (January 2011-January 2013); President, Cliffs China (October 2012-November 2013); and Executive Vice President and Chief Financial Officer (June 2008-May 2010) of RPM International Inc., a specialty coatings and sealants manufacturer.
David L. Webb, Age 57, Executive Vice President (January 2014-present); Senior Vice President, Global Coal (July 2011-January 2014); and Vice President and General Manager of Mid-West Operations for Patriot Coal Corp., a producer of thermal and metallurgical coal (2007-June 2011).
Timothy K. Flanagan, Age 36, Vice President, Corporate Controller & Chief Accounting Officer (March 2012-present); Assistant Controller (February 2010-March 2012); and Director, Internal Audit (April 2008-February 2010).
James D. Graham, Age 48, Vice President (March 2012-present); Chief Legal Officer (March 2013-present); Secretary (March 2014-present); General Counsel (January 2011-March 2013); and Assistant General Counsel (March 2009-January 2011).
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors and officers and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, officers and greater than 10 percent shareholders are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file.
Based solely on our review of the copies of such forms we have received, and written representations by such persons, we believe that, except as otherwise noted below, all of our directors, officers and greater than 10 percent shareholders complied with all filing requirements applicable to them with respect to transactions in our equity securities during the fiscal year ended December 31, 2013. On February 26, 2013, a Form 4 for each of Laurie Brlas, Donald Gallagher and Terrence Mee that was reporting their respective vesting of performance shares on February 21, 2013 was filed a day late due to technical filing difficulties. Also on February 26, 2013, a Form 3/A was filed for Terrance Paradie to include restricted stock units that were inadvertently omitted from his original filing on October 9, 2012.
Board Meetings and Committees
During 2013, 14 meetings of Cliffs’ Board and a total of 41 meetings of Cliffs’ Board committees were held. Our independent directors held 12 meetings in executive session without the presence of Mr. Joseph A. Carrabba, our former Chairman, CEO and President, through November 2013. Mr. Francis R. McAllister served as Lead Director beginning May 2004 until his resignation in June 2013, at which time the Board appointed Mr. Kirsch as our Lead Director and then our Chairman of the Board. Messrs. McAllister and Kirsch chaired five and nine of the Board’s executive session meetings, respectively, in 2013. Directors also discharge their responsibilities by reviewing reports to directors, visiting our facilities, corresponding with the CEO, and conducting telephone conferences with the CEO and directors regarding matters of interest and concern to Cliffs. In addition, directors have regular access to senior management of Cliffs. The directors attend Audit, Governance and Nominating, Compensation and Organization, and Strategy and Sustainability Committee meetings as well as ad hoc committee meetings when needed.
All committees regularly report their activities, actions and recommendations to Cliffs’ Board. During 2013, one independent director attended at least 86 percent of the aggregate total of Cliffs' Board and committee meetings while the remaining independent directors attended at least 95 percent of the aggregate total of Cliffs’ Board and committee meetings. No director attended less than 75 percent of the aggregate total of Cliffs’ Board and committee meetings of which they were members.
Board Committee Membership
The Board of Directors has four standing committees: Audit, Compensation and Organization, Governance and Nominating and Strategy and Sustainability. The table below indicates the members of each committee as of July 1, 2013 through today except as noted below.

Director	Audit	Compensation & Organization	Governance & Nominating	Strategy & Sustainability
Gary B. Halverson
Susan M. Cunningham			✓	✓
Barry J. Eldridge		✓		µ
Mark E. Gaumond (1)	✓	✓
Andrés R. Gluski	✓			✓
Susan M. Green	✓		✓
Janice K. Henry (2)	µ	✓
Stephen M. Johnson (3)	✓		✓
James F. Kirsch ¬ (4)
Richard K. Riederer LD (5)			µ	✓
Timothy W. Sullivan		µ		✓
¬ Chairman of the Board        LD Lead Director         µ Committee Chair     ✓ Member

(1)	Mr. Gaumond has been a member of the Audit Committee and the Compensation Committee since his election to the Board effective in July 2013.

(2)	Ms. Henry became chair of the Audit Committee in April 2013 when Richard A. Ross resigned from the Board.

(3)	Mr. Johnson has been a member of the Audit Committee and the Governance and Nominating Committee since his election to the Board effective October 1, 2013.

(4)
Mr. Kirsch became our Lead Director when Francis McAllister retired from the Board in June 2013. In July 2013, Mr. Kirsch became our Chairman of the Board. In January 2014, Mr. Kirsch became our interim executive Chairman of the Board.

(5)
Since the time that Mr. Kirsch became our interim executive Chairman of the Board, Mr. Riederer, as Chair of the Governance & Nominating Committee, has been acting as our Lead Director when there are any conflicts while Mr. Kirsch serves as interim executive Chairman.

Audit Committee. The Audit Committee reviews with our management, the internal auditors and the independent registered public accounting firm, the adequacy and effectiveness of our system of internal control over financial reporting; reviews significant accounting matters; reviews quarterly unaudited financial information prior to public release; approves the audited financial statements prior to public distribution; approves our assertions related to internal controls prior to public distribution; reviews any significant changes in our accounting principles or financial reporting practices; reviews, approves and retains the services performed by our independent registered public accounting firm; has the authority and responsibility to evaluate our independent registered public accounting firm; discusses with the independent registered public accounting firm their independence and considers the compatibility of non-audit services with such independence; annually selects and retains our independent registered public accounting firm to examine our financial statements; approves management’s appointment, termination or replacement of the Chief Risk Officer; and conducts a legal compliance review at least annually. The members of the Audit Committee are independent under applicable SEC rules and the NYSE listing standards. Cliffs’ Board has identified Messrs. Gaumond, Gluski, Johnson and Riederer and Ms. Henry as audit committee financial experts (as defined in Item 407(d)(5)(ii) of Regulation S-K of the SEC rules). No member of the Audit Committee serves on the audit committees of more than three public companies. The Audit Committee held 10 meetings during 2013. The charter of the Audit Committee is available at http://www.cliffsnaturalresources.com.
Governance and Nominating Committee. The Governance and Nominating Committee is involved in determining director compensation and reviews and administers our director compensation plans; monitors the Board governance process and provides counsel to the CEO on Board governance and other matters; recommends changes in membership and responsibility of Board committees; and acts as the Board’s Nominating Committee and Proxy Committee in the election of directors. The Governance and Nominating Committee held five meetings during 2013. The charter of the Governance and Nominating Committee is available at http://www.cliffsnaturalresources.com.
As noted above, the Governance and Nominating Committee is involved in determining compensation for our directors. The Governance and Nominating Committee reviews and administers our director compensation plans, and makes recommendations to the Board with respect to compensation plans and equity-based plans for directors. The Governance and Nominating Committee annually reviews director compensation in relation to comparable companies and other relevant factors. Any change in director compensation must be approved by Cliffs’ Board. Other than Mr. Kirsch in his capacity as a director, no executive officers participate in setting director compensation. From time to time, the Governance and Nominating Committee or Cliffs’ Board may engage the services of a compensation consultant to provide information regarding director compensation at comparable companies.
Compensation and Organization Committee. The Compensation and Organization Committee (the "Compensation Committee") recommends to Cliffs’ Board the election and compensation of officers; administers our executive compensation plans for officers; reviews management development; evaluates the performance of the CEO and the other executive officers; and obtains the advice of outside experts with regard to compensation matters. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee.
The Compensation Committee obtains analysis and advice from an external compensation consultant to assist with the performance of its duties under its charter. The Compensation Committee directly retained Semler Brossy Consulting Group, or Semler Brossy, for 2013, and Semler Brossy helped the Compensation Committee develop an appropriate agenda for performing the Compensation Committee’s responsibilities. In this regard, Semler Brossy advised and assisted the Compensation Committee in determining the appropriate objectives and goals of our executive compensation programs; in designing compensation programs that fulfill those objectives and goals; in seeking to align executive compensation programs with shareholder interests; in evaluating the effectiveness of our compensation programs; in identifying appropriate pay positioning strategies and pay levels in our executive compensation programs; and in identifying mining industry and general industry peers and identifying compensation surveys for the Compensation Committee to use to benchmark the appropriateness and competitiveness of our executive compensation program.
The Compensation Committee makes all decisions regarding the President/CEO’s compensation, subject to ratification by the independent members of the Board, after consulting with its advisors in executive session where no management employees are present. For the other executive officers, the President/CEO is asked by the Compensation Committee to conduct and present an assessment on the achievement of specific goals established for those officers and on Cliffs’ performance, taking into account external market forces and other considerations. While the President/CEO, Chief Financial Officer, or CFO, and Executive Vice President, Human Resources attend Compensation Committee meetings regularly by invitation, the Compensation Committee is the final decision maker for the compensation of the executive officers. For additional information regarding the operation of the Compensation Committee, see “Compensation Discussion and Analysis” beginning on page 13 of this Form 10-K/A. The Compensation Committee held seven meetings during 2013. The charter of the Compensation Committee is available at http://www.cliffsnaturalresources.com.
Strategy and Sustainability Committee. The purpose of the Strategy and Sustainability Committee is to oversee Cliffs’ strategic plan, annual management objectives and operations and to oversee and monitor risks relevant to its strategy, as well as operational, safety and environmental risks. The Strategy and Sustainability Committee provides advice and assistance with developing our current and future strategy; provides follow up oversight with respect to the comparison of actual results with estimates for major projects and post-deal integration; ensures that Cliffs has appropriate strategies for managing exposures to economic and hazard risks; assesses Cliffs’ overall capital structure and its capital allocation priorities; assists management in determining the resources necessary to implement Cliffs’ strategic and financial plans; monitors the progress and implementation of Cliffs' strategy; acts in an advisory capacity to the Board and management with respect to Cliffs’ global sustainability strategies and its social license to operate; and reviews the adequacy of Cliffs’ insurance programs. The Strategy and Sustainability Committee held seven meetings in 2013. The charter of the Strategy and Sustainability Committee is available at http://www.cliffsnaturalresources.com.
Business Ethics Policy
We have adopted a Code of Business Conduct and Ethics (the "Ethics Code"), which applies to all of our directors, officers and employees. The Ethics Code is available on our website at http://cliffsnaturalresources.com in the Corporate Governance section under "Investors". We intend to post amendments to or waivers from our Ethics Code (to the extent applicable to our principal executive officer, principal financial officer or principal accounting officer) on our website. Reference to our website and the contents thereof do not constitute incorporation by reference of the information contained on our website, and such information is not part of this Form 10-K/A.
Independence and Related Party Transactions
Our Board has determined that each of the current directors standing for re-election, other than Messrs. Halverson and Kirsch, and all of the current members of the Audit, Governance and Nominating, and Compensation Committees, have no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and is independent within the NYSE director independence standards. The Board also determined that Messrs. McAllister and Ross, who served as directors during 2013, met these independence standards. Mr. Halverson is our President & CEO and Mr. Kirsch is our interim executive Chairman, and, as such, each is not considered independent. Messrs. Halverson and Kirsch do not serve as a member of any of Cliffs’ Board committees.
Since January 1, 2013, there have been no transactions or currently proposed transactions, in which Cliffs was or is to be a participant and the amount exceeds $120,000, and in which any related person had or will have a direct or material interest. We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our shareholders.
We have a written Related Party Transactions Policy, pursuant to which we only will enter into related party transactions if our CEO and Chief Legal Officer determine that the transaction is comparable to those that could be obtained in arm’s length dealings with an unrelated third party. If the transaction is approved by our CEO and Chief Legal Officer, then the transaction also must be approved by the disinterested members of our Audit Committee. For purposes of our policy, we define a related person as any person who is a director, executive officer, nominee for director or an immediate family member of a director, an executive officer or a nominee for director. We define a related party transaction as a transaction, agreement or relationship in which Cliffs was, is or will be a participant, the amount of the transaction exceeds $120,000, and a related person has or will have a direct or indirect material interest. However, compensation paid by Cliffs for service as a director or executive officer of the Company is not deemed to be a related party transaction, even if the aggregate amount involved exceeds $120,000. Under our policy, any related party transactions are reviewed by the Audit Committee at each quarterly committee meeting.
We have entered into indemnification agreements with each current member of the Board. The form and execution of the indemnification agreements were approved by our shareholders at the Annual Meeting convened on

April 29, 1987. The indemnification agreements essentially provide that, to the extent permitted by Ohio law, we will indemnify the indemnitee against all expenses, costs, liabilities and losses (including attorneys’ fees, judgments, fines or settlements) incurred or suffered by the indemnitee in connection with any suit in which the indemnitee is a party or otherwise involved as a result of his or her service as a member of the Board. In connection with the indemnification agreements, we have a trust agreement with KeyBank National Association pursuant to which the parties to the indemnification agreements may be reimbursed with respect to enforcing their respective rights under the indemnification agreements.
In 2004, we reached an agreement with the USW pursuant to which the USW may designate a member to the Board provided that the individual is acceptable to the Chairman, is recommended by the Board Affairs Committee (now known as the Governance and Nominating Committee), and is then approved by the full Board to be considered a director nominee. In 2007, Susan Green was first proposed by the USW, elected to the Board by Cliffs’ shareholders in July 2007, and re-elected in each of the years 2008 through 2013.

Item 11.	Executive Compensation
DIRECTOR COMPENSATION
The directors who are not Cliffs’ employees receive a combination of cash and equity compensation. The table below sets forth the cash compensation fee schedules for the nonemployee directors in 2013 and what currently is in effect for 2014. In addition, customary expenses for attending Board and committee meetings are reimbursed. Employee directors receive no additional compensation for their service as directors. In July 2013, the Board replaced the Lead Director position with a nonemployee Chairman of the Board of Directors, who received a quarterly retainer of $125,000 for the remainder of 2013. In January 2014, the nonemployee Chairman became an interim executive Chairman of the Board of Directors.

Board Form of Cash Compensation	2014($)	2013($)
Annual Retainer	100,000	60,000
Board Meeting Fees	Not applicable	2,000	/ meeting
Committee Meeting Fees	Not applicable	1,500	/ meeting
Chairman (non-executive) of the Board Annual Retainer	Not applicable	500,000
Lead Director Annual Retainer	40,000 (1)	40,000
Audit Committee Chair Annual Retainer	20,000	20,000
Compensation and Organization Committee Chair Annual Retainer	12,500	12,500
Annual Retainers for Chairs of Governance and Nominating and Strategy and Sustainability Committees	10,000	10,000
(1) The Lead Director Annual Retainer is not applicable to the extent an interim executive Chairman has been named.
Equity Grants. The directors’ annual equity grants are made under the Nonemployee Directors’ Compensation Plan (as Amended and Restated as of December 31, 2008), which we refer to as the Directors’ Plan. Effective May 8, 2012 and in accordance with the terms of the Directors’ Plan, $85,000 of restricted or unrestricted common shares, as described below, is awarded to each nonemployee director on the annual meeting date, unless otherwise determined by the Board. Nonemployee directors who are under age 69 on the date of the annual meeting receive an automatic annual grant of restricted shares with a three-year vesting requirement. Nonemployee directors who are 69 years of age or older on the date of the annual meeting receive an automatic annual grant of common shares (with no restrictions). Two directors (Messrs. McAllister and Riederer) received their annual equity award in the form of unrestricted shares in May 2013, and one (Mr. Riederer) will receive unrestricted shares in the 2014 annual equity grant. Any directors who joined the Board after the annual meeting held on May 7, 2013 (the "2013 Annual Meeting") received a prorated award of restricted shares pursuant to the Directors’ Plan. Directors receive dividends on their annual equity grants and may elect that all cash dividends with respect to restricted shares be deferred and reinvested in additional common shares. Those additional common shares are subject to the same restrictions as the underlying award. Cash dividends not subject to a deferral election will be paid to the director without restriction.
Effect of Share Ownership Guidelines. We have established Director Share Ownership Guidelines and assess each director’s compliance with the guidelines in December of each year. If a nonemployee director meets the guidelines as of that assessment date, the director may elect to receive all or a portion of his or her annual retainer for the following year in cash. If the director does not meet these guidelines, the director is required to receive an equivalent value of a specified portion of the annual retainer in common shares until he or she meets the guidelines. For those directors who were required (or elected) to receive payment of their 2013 annual retainers in the form of common shares, $24,000 of the retainer paid during 2013 was paid in common shares. Whether or not they are required to receive part of their retainer as common shares, nonemployee directors may elect to receive up to 100 percent of their retainer and other fees in common shares. The cash portions of the annual retainers are paid quarterly, and common shares are issued at the beginning of the next fiscal year for the portion of each quarter’s retainer that is paid in common shares. Through 2013, directors were paid fees for attending meetings. However, since it is expected that directors will attend all meetings, effective January 1, 2014, directors will no longer receive meeting fees unless the number of meetings during a particular year are excessive, but rather will receive his or her annual retainer, which will be paid solely in cash.
The Director Share Ownership Guidelines that were in effect as of the December 2012 assessment, and which determined whether or not directors were required to receive a portion of their 2013 retainers in common shares, required each director to hold or acquire common shares having a market value of at least $250,000 within five years of becoming a director. The directors who did not hold the requisite value of common shares (Messrs. Gluski, Kirsch and Ross and Mses. Green and Henry), all of whom have been directors for less than five years, received at least a portion of their retainer in common shares in 2013.
Deferrals. The Directors’ Plan gives nonemployee directors the opportunity to defer all or a portion of their annual retainer and other fees, whether payable in cash or common shares. If a director elects to defer part of his or her retainer or fees in shares, then the number of shares credited to the director’s account is equal to the portion of the retainer or fee elected to be received in shares, divided by the fair market value of the shares on the first day of the period to which the retainer or fee relates. The portion of a fee that is deferred will be credited following each plan year to the respective director’s account as of the date it would have otherwise been paid. Nonemployee directors may elect to receive deferred shares in lieu of their annual equity award with the same three-year vesting requirements, if applicable. Amounts held in deferred cash accounts earn interest at the end of each quarter based on the Moody’s Corporate Average Bond Yield, or such other rate as may be fixed by the plan administrator. Deferred share accounts earn dividend equivalents at the end of each quarter based on any cash dividends we pay during the quarter, which dividend equivalents are credited to the accounts in the form of additional deferred shares. The amounts in the director’s deferral accounts, whether cash or shares, together with any deferred dividends, will be paid to the director in the form elected after such director’s death, disability, termination of service or change in control of Cliffs.
Cliffs has a trust agreement with KeyBank National Association relating to the Directors’ Plan in order to fund and pay our deferred compensation obligations under the Directors' Plan.
Director Compensation for 2013
The following table, supported by the accompanying footnotes and the narrative above, sets forth for fiscal year 2013 all compensation earned by the individuals who served as our nonemployee directors at any time during 2013.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($) (3)		Total ($)
S. M. Cunningham	79,000	85,000		—		9,062		173,062
B. J. Eldridge	91,750	85,000		—		9,062		185,812
M. E. Gaumond	45,815	70,562		—		1,326		117,703
A. R. Gluski	78,500	85,000		—		4,491		167,991
S. M. Green	85,000	85,000		—		9,062		179,062
J. K. Henry	103,000	85,000		—		9,984		197,984
S. M. Johnson	23,500	50,767		—		366		74,633
J. F. Kirsch	333,750	835,000	(4)	—		24,850	(5)	1,172,189
F. R. McAllister (6)	70,500	85,000		81	(7)	7,483		163,064
R. K. Riederer	91,000	85,000		—		—		176,000
R. A. Ross (8)	33,000	—		—		428		33,428
T. W. Sullivan	82,950	111,548		—		2,234		196,732

(1)
The amounts listed in this column reflect the aggregate cash dollar value of all earnings in 2013 for annual retainer fees, chairman retainers and meeting fees, whether received in required retainer shares, voluntary shares, cash or a combination thereof. Unless otherwise noted below, the amounts indicated were elected to be paid in cash during 2013.

Mr. Eldridge and Ms. Cunningham met the Director Share Ownership Guidelines and elected to continue to receive $24,000 each in common shares. Messrs. Kirsch and Riederer met the Director Share Ownership Guidelines and elected to defer $24,000 in common shares pursuant to the Directors’ Plan.

(2)
The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic 718 for the nonemployee directors’ annual equity awards of either restricted shares or unrestricted shares granted during 2013, which awards are further described above, and whether or not deferred by the director. The grant date fair value of the nonemployee directors’ annual equity award on May 7, 2013 was $21.33 per share ($85,000). Among the nonemployee directors, Mr. McAllister (who was 69 years of age or older on the annual meeting date in May 2013) received 3,985 unrestricted common shares as his annual equity award for 2013 under the Directors’ Plan. Mr. Riederer, who also was 69 years of age or older on the annual meeting date in May 2013, elected to defer his unrestricted shares under the Directors' Plan. Mr. Kirsch elected to defer his 3,985 restricted shares under the Directors’ Plan. Messrs. Kirsch, McAllister and Riederer have elected to defer their dividends on certain of their annual equity awards into additional common shares subject to the same risk of forfeiture as their original grants pursuant to the Directors’ Plan. As of December 31, 2013, the aggregate number of restricted shares subject to forfeiture held by each nonemployee director was as follows: Ms. Cunningham—6,408; Mr. Eldridge—6,408; Mr. Gaumond—4,421; Dr. Gluski—6,698; Ms. Green—6,408; Ms. Henry—6,408; Mr. Johnson—2,440; Mr. Kirsch—0; Mr. Riederer—0; Mr. Sullivan—4,720. As of December 31, 2013, the aggregate number of unvested deferred shares, including dividend reinvestments, allocated to the deferred share accounts of Messrs. Kirsch and Riederer under the Directors’ Plan were 2,953 and 20,635, respectively.

(3)	These amounts reflect dividends earned in 2013 on restricted share awards.

(4)
In addition to his annual equity grant in May 2013 of $85,000, Mr. Kirsch received a grant of 45,760 phantom stock units valued at approximately $750,000 when he became Chairman of the Board in July 2013. The grant date fair value of the phantom stock units on July 9, 2013 was $16.39 per share. The phantom stock units vested on January 2, 2014 and were settled with a cash payment.

(5)	This amount includes approximately $21,400 of housing expenses that Cliffs agreed to pay in 2013 while Mr. Kirsch was non-executive Chairman.

(6)	Mr. McAllister served as a director until June 2013.

(7)	Mr. McAllister recognized above-market earnings in his deferred cash account of $81.

(8)	Mr. Ross served as a director until April 2013.
COMPENSATION DISCUSSION AND ANALYSIS
In this section, we discuss in detail our executive compensation program for 2013 for our named executive officers (or NEOs) consisting of our principal executive officers, our chief financial officer (or CFO), the next three highest paid executive officers employed as of December 31, 2013, and one former executive who served during 2013 and whose compensation would have qualified her as being among the next three highest paid executive officers:

•
Gary B. Halverson, President & Chief Executive Officer. Mr. Halverson was elected President & Chief Operating Officer (or COO) and principal executive officer effective November 18, 2013. He was elected as our Chief Executive Officer (or CEO) effective February 13, 2014.

•	Terrance M. Paradie, Executive Vice President & CFO.

•	P. Kelly Tompkins, Executive Vice President, External Affairs & President, Global Commercial. Mr. Tompkins served as interim principal executive officer from October 21, 2013 until November 18, 2013.

•	Donald J. Gallagher, former Executive Vice President & President, Global Commercial, through December 31, 2013, at which time he retired from Cliffs.

•	Colin Williams, Senior Vice President, Asia Pacific Iron Ore. Mr. Williams' employment with Cliffs is expected to terminate on July 1, 2014.

•	William Hart, former Senior Vice President & Chief Strategy and Marketing Officer. Mr. Hart's employment with Cliffs terminated on March 25, 2014.

•	Joseph A. Carrabba, former Chairman, President & CEO. Mr. Carrabba served as principal executive officer until October 21, 2013.

•	Laurie Brlas, former Executive Vice President & President, Global Operations. Ms. Brlas retired during 2013.

2013 Leadership Transitions
We experienced several executive officer transitions during 2013.

•
Effective July 9, 2013, Mr. Carrabba stepped down as Chairman of the Board but remained our President & CEO until he retired effective November 15, 2013. He was our principal executive officer until October 21, 2013.

•	Ms. Brlas retired from her position as Executive Vice President & President, Global Operations effective July 31, 2013.

•	During the transition period from October 21 until November 17, 2013, Mr. Tompkins served as the principal executive officer of Cliffs.

•
On November 18, 2013, Mr. Halverson commenced serving as our President & COO and in a principal executive officer capacity. When he was hired, the Board's intent was for him to transition into the CEO role, and Mr. Halverson was elected as Cliffs' CEO on February 13, 2014.

•	Mr. Gallagher, our former Executive Vice President & President, Global Commercial, retired from Cliffs after nearly 33 years of service on December 31, 2013.
As a result of these transitions, our Compensation Discussion and Analysis, or CD&A, and the related compensation tables and narratives cover eight NEOs for 2013 and analyze a variety of compensation decisions and actions, some of which were made specifically with regard to these transition events. Not all of the NEOs participated in or received all of the compensation elements described in this CD&A. For example, Mr. Halverson did not participate in some of the programs, such as the annual grant of performance shares and restricted share units, in which our other NEOs participated. When discussing each compensation element in this CD&A, we will explain the degree to which each NEO participated or was eligible for the program.
Mr. Halverson was offered the following compensation package for joining Cliffs in 2013: annual base salary of $950,000; annual incentive target of 120 percent of his base salary; and an annual long-term incentive target grant value of 375 percent of his base salary. This compensation package will be in effect for fiscal year 2014. In 2013, Mr. Halverson received a prorated salary and annual incentive opportunity. Additionally in 2013, Mr. Halverson received a sign-on award of $2.0 million, consisting of cash and equity, as an incentive to join Cliffs and as a partial replacement for forfeited compensation with Mr. Halverson's former employer. This compensation package was developed in consultation with our independent compensation consultant, Semler Brossy, in consideration of market best practices.
The following discussion focuses primarily on compensation actions taken and decisions made during our 2013 fiscal year, but also contains information regarding compensation actions taken and decisions made both before and after the fiscal year to the extent that such information enhances the understanding of our executive compensation program. It includes a description of the principles underlying our executive compensation policies and our most important executive compensation decisions for 2013, and provides analysis of these policies and decisions. The discussion gives context for and should be read together with the data presented in the compensation tables, the footnotes and the narratives to those tables and the related disclosures appearing elsewhere in this Form 10-K/A.
Say-On-Pay Implications
At our Annual Meeting of Shareholders in May 2013, only 66.3 percent of our voting shareholders voted in favor of our annual advisory vote on named executive officers' compensation, commonly referred to as “Say-on-Pay”. However, this was in sharp contrast to our May 2012 results, where our shareholders overwhelmingly approved our named executive compensation by voting 97.3 percent in favor. In response to the significantly lower year-over-year results, we identified that, along with others in 2013, two of our top shareholders voted against our Say-on-Pay proposal, which had a substantial impact on the decline in results. It should be noted that both of these top shareholders were also top shareholders in 2012, and both voted "for" our Say-on-Pay proposal in that year. Due to the fact we had not made substantial changes to our executive compensation program between 2012 and 2013, management and the Chairman of the Board of Directors engaged in direct face-to-face dialogue with these two shareholders. A key takeaway from the dialogue was that Cliffs' poor share price performance was a significant contributing factor to the shareholders' decisions to reverse their Say-on-Pay support in 2013.
Additionally, as part of a broader shareholder outreach program during early 2014, we reached out to our top 25 shareholders, which collectively held 59 percent of our shares outstanding at December 31, 2013. The purpose of this outreach was to gain insight into and perspective on our executive compensation programs and policies as disclosed in our proxy statement for our 2013 Annual Meeting. Ultimately, in January 2014, we conducted telephone discussions with the holders of approximately 15 percent of our shares outstanding. During these interactions, we also highlighted some of the year-over-year changes in our corporate governance and executive compensation practices. Additionally, we addressed Cliffs' 2013 share price performance and discussed the recent changes with our Board of Directors and executive management. The feedback from these meetings was shared with and considered by management and the Compensation Committee when the executive pay programs were reviewed for 2014.
Although the low Say-on-Pay vote result in 2013 was due mainly to our poor share price performance, in September 2013, the Compensation Committee implemented the following corporate governance enhancements to the executive compensation program because of its ongoing efforts to ensure a strong alignment between executive compensation and company performance:

•
The vesting of all future equity grants beginning in late 2013 are subject to "double-trigger" change in control equity acceleration, rather than "single-trigger" acceleration (in other words, double-trigger provides that, generally, equity is accelerated only following a qualifying termination of employment associated with a change in control or a failure to assume, continue or replace the awards in connection with the change in control).

We increased the required share ownership multiple of base salary from 4.5x to 6x for the CEO and the COO under our Share Ownership Guidelines. We also increased the required share ownership multiple of base salary from 2.5x to 3x for senior and executive vice presidents under these same guidelines.
Executive Compensation Philosophy and Core Principles
The Compensation Committee has designed our compensation structure to help attract, motivate, reward and retain high-performing executives. The goal is to align pay with Cliffs’ performance in the short term through variable cash compensation based on measures of financial performance and operational and strategic excellence, and over the long term through stock-based incentives. Our compensation philosophy is to place a significant portion of compensation at risk based on our performance, and increase this portion of compensation that is at risk as the responsibility level of the individual increases, consistent with market practices. We also seek to balance this performance focus with sufficient retention incentives, including a competitive fixed salary and the use of time-based restricted share units in our long-term incentive program.
Our guiding compensation principles for 2013 were as follows:

•	Align incentive pay, both short and long term, with results delivered to shareholders.

•
Design a simple and transparent incentive plan that focuses on absolute performance objectives tied to our business plan (including profitability-related and cost control objectives), relative performance objectives tied to market conditions (including relative total shareholder return, measured by share price appreciation plus dividends, if any), and performance against other key objectives tied to our business strategy (including safety, protection of our core assets and selling, general and administrative cost control).

•	Provide competitive fixed compensation elements over the short term (base salary) and long term (equity and retirement benefits) to encourage long-term retention of our executives.

•
Structure programs to align with corporate governance best practices (for example, elimination of gross-ups related to change in control payments, conversion to double-trigger change in control equity vesting for future equity awards, use of Share Ownership Guidelines and adoption of a clawback policy related to incentive compensation for our executive officers).

In general, 2013 pay opportunities for existing officers were intended to deliver target total pay opportunity between the median and 75th percentile of the market in which we compete for talent in order to enable us to attract and retain the caliber of executive talent needed to meet our business and strategic objectives.
Oversight of Executive Compensation
The Compensation Committee administers our executive compensation program, including compensation for our NEOs. The specific responsibilities of the Compensation Committee related to executive compensation include:

•	Overseeing development and implementation of our compensation policies and programs for officers, including benefit, retirement and severance plans;

•	Reviewing and approving elected officer compensation, including setting goals, evaluating performance and determining results with the independent members of the Board;

•
Determining the compensation of our CEO (or other principal executive officer) and recommending the independent members of the Board ratify the compensation of our CEO (or other principal executive officer);

•	Participating in succession planning for our CEO and other officers;

•	Overseeing our equity-based employee incentive compensation plans, including actual plan design related to operating and strategic performance objectives, and approving grants;

•	Overseeing regulatory compliance with respect to certain other compensation matters;

•	Reviewing and approving any proposed severance agreements, retention plans or other agreements; and

•	Retaining and managing its relationship with any external compensation consultant.
When making individual compensation decisions for executives, the Compensation Committee takes a number of factors into account, including market pay practices, the individual’s performance, tenure and experience, overall Cliffs' performance, any retention considerations, the individual’s historical compensation and internal fairness considerations. These factors are considered by the Compensation Committee in a subjective manner without any specific formula or weighting.
Decisions and approvals relating to the CEO’s pay are made by the Compensation Committee in executive session, without management present, and are subject to ratification by the independent members of the Board. In assessing the CEO’s pay, the Compensation Committee considers our performance, the CEO’s contribution to that performance and other factors as described above in the same manner as for any other executive. The Compensation Committee approves the CEO’s salary, annual incentive payout (consistent with the terms of the plan as described below) and long-term incentive grants each year subject to ratification by the independent directors. A similar process was used when making pay decisions for Mr. Halverson in 2013.
The Compensation Committee retains an independent executive compensation consultant who is engaged by and reports directly to the Compensation Committee. The compensation consultant attends portions of or all of the Compensation Committee meetings at the request of the Compensation Committee, frequently meets separately with the Compensation Committee with no members of management present and periodically works separately with the Compensation Committee Chairman between meetings.
For 2013, the Compensation Committee retained Semler Brossy as its compensation consultant. Semler Brossy was retained directly by the Compensation Committee and has helped the Compensation Committee develop an appropriate agenda for performing its duties. In this regard, Semler Brossy advised and assisted the Compensation Committee in:

•	Designing executive compensation programs that align with our business and strategic objectives and shareholder interests;

•
Identifying mining industry and general industry peers and identifying compensation surveys for the Compensation Committee to use to initially assess the appropriateness and competitiveness of our executive compensation programs;

•	Identifying appropriate pay positioning strategies and pay levels in our executive compensation programs;

•	Reviewing external trends and best practices in executive compensation;

•	Identifying emerging good governance practices for the Compensation Committee’s consideration; and

•	Providing recommendations and guidance on pay packages for new executive officers as part of our leadership transition during 2013.
Additional services requested of Semler Brossy in 2013 included a review of the directors’ compensation practices at the request of the Governance and Nominating Committee. The additional services provided did not exceed a cost of $120,000. Semler Brossy performs no other services for Cliffs or our management except as requested by the Compensation Committee, the Governance and Nominating Committee or the Audit Committee. The independence of Semler Brossy has been assessed by the Compensation Committee, as required under NYSE listing rules. The Compensation Committee also has considered and assessed all relevant factors, including but not limited to those set forth in Rule 10C-1(b)(4)(i)-(vi) under the Exchange Act, that could rise to a potential conflict of interest with respect to Semler Brossy. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Semler Brossy.
Market for Talent
The Compensation Committee conducts an annual review of market pay practices for executive officers with the assistance of its outside compensation adviser. Semler Brossy conducted a review of market pay practices in late 2012 for 2013 executive compensation decisions. This review was based on several published compensation surveys, including Hewitt Associates’ and Towers Watson’s executive compensation general industry surveys, as well as a detailed proxy analysis of executive compensation among our compensation peer group.
The compensation peer group was last evaluated in September 2012 and, at Semler Brossy’s recommendation, the Compensation Committee approved the addition of Walter Energy, Inc. to the 2013 compensation peer group. The resulting compensation peer group used for the 2013 analysis included the following 20 companies:

Agrium Inc.	FMC Corporation
Airgas, Inc.	Goldcorp Inc.
Air Products and Chemicals, Inc.	Kinross Gold Corporation
Allegheny Technologies Incorporated	Mosaic Company (The)
Alpha Natural Resources, Inc.	Newmont Mining Corporation
Arch Coal, Inc.	Peabody Energy Corporation
Celanese Corporation	Praxair, Inc.
CF Industries Holdings, Inc.	Teck Resources Limited
CONSOL Energy Inc.	Vulcan Materials Company
Eastman Chemical Company	Walter Energy, Inc.
At the time of the September 2012 assessment, the peer group had median revenue and market capitalization of:

	Revenue – Trailing 4-Quarter Average ($ millions)	Revenue – 3-Year FYE Average ($ millions)	Market Value – 90-day Average ($ millions)	Market Value – 3-Year FYE Average ($ millions)
Peer Group Median	6,557	4,869	7,106	8,650
Cliffs	6,696	4,612	7,229	8,486
Source: S&P Research Insight
Pay Mix
Because our executive officers are in a position to directly influence our overall performance, a significant portion of their compensation is variable and aligned to our short- and long-term goals and shareholder interests. The variable pay components include the annual incentive (cash-based) and long-term incentive (equity-based) awards. Approximately 79 percent and 75 percent of Mr. Carrabba's and Mr. Halverson's total target compensation, respectively, and approximately 67 percent of the other NEOs’ total target compensation is variable for 2013 as illustrated by the charts below. Additionally, half of our CEO’s pay and more than one-third of the other NEOs' pay is delivered in the form of long-term compensation. The levels of performance-based variable pay are consistent with each executive’s level of responsibility and impact and are consistent with market practices for fixed versus variable pay.

	2013 Target Pay Mix*
	Base Salary	Annual Incentive	Performance Shares	Restricted Share Units
Halverson	25%	31%	—	44%	(1)
Paradie	36%	29%	24%	11%
Tompkins	25%	20%	17%	38%	(2)
Gallagher	33%	26%	28%	13%
Williams	38%	27%	24%	11%
Hart	43%	31%	18%	8%
Carrabba	21%	29%	34%	16%
Brlas	33%	26%	28%	13%
* Figures have been rounded and exclude any sign-on cash award, severance, retirement or superannuation payments made in 2013.

(1) Includes a new hire grant of restricted share units on November 18, 2013.

(2) Includes a retention grant of restricted share units on November 11, 2013.

* Mr. Tompkins' compensation is included in the Other NEO Compensation Mix
Principal Elements of our 2013 Compensation
During 2013, our executive compensation and benefits primarily consisted of the components listed in the following table, which provides a brief description of the principal elements of compensation, how performance factors into each type of compensation and the objectives served by each element. These elements are discussed in more detail in the sections that follow.
Fiscal Year 2013 Principal Compensation Elements

Element	Description	Performance Conditions	Primary Objectives
Base Salary	Fixed cash payment	Based on level of responsibility, experience and individual performance	Attraction and retention
EMPI Plan	Short-term incentive (annual cash payment)	Based on EBITDA, volume, cost control initiatives and strategic performance objectives	Motivate the achievement of short-term strategic and financial objectives
Performance Shares	Long-term incentive (equity-based payment)	Based on TSR relative to a peer group	Attraction, retention and promotion of long-term strategic and financial objectives and long-term share performance
Restricted Share Units	Long-term retention (equity-based payment)	Value related to share performance	Attraction, retention and promotion of long-term share performance
Retirement and Welfare Benefits	Health and welfare benefits, deferred compensation, 401(k) company contributions, superannuation, defined benefit pension participation and supplemental executive retirement plans	—	Attraction and long-term retention
Executive Perquisites	Financial services and company-paid parking	—	Avoid distraction from Cliffs’ duties
Analysis of 2013 Compensation Decisions
Base Salary
The Compensation Committee considered the following factors when approving 2013 annual base salaries: market median levels of base pay; individual performance; tenure and experience; location (in the United States or Australia); retention considerations; the individual’s historical compensation and internal fairness considerations. Increases in excess of 10 or more percent were primarily to move the executive's base salary closer to the market median and the 29 percent base salary increase for Mr. Paradie was to recognize his new role as CFO. Salaries approved for the NEOs in 2013 were as follows (Messrs. Williams' and Hart's base salary of AUD$470,000 and AUD$450,000, respectively, are converted at the 2013 average rate of AUD$1.00 : USD$0.9681):

	Effective April 1, 2013 ($)		Percent Change from 2012
Halverson	950,000	*	N/A
Paradie	440,000		29%
Tompkins	495,000		10%
Gallagher	575,000		12%
Williams	455,007		5%
Hart	435,645		5%
Carrabba	1,100,000		10%
Brlas	620,000		4%
* Base salary effective November 18, 2013.

Annual Incentive Plan
Our annual Executive Management Incentive Plan (or EMPI Plan) provides an opportunity for the senior executive officers, including the NEOs, to earn an annual cash incentive based on our financial performance relative to business plans and achievement against key corporate objectives. The objective of the EMPI Plan is to provide our executives with a competitive annual cash compensation opportunity while aligning actual pay results with Cliffs’ short-term financial and strategic performance. Target annual incentives generally are positioned at or above market median; thus, when combined with salaries at median, target cash compensation opportunity generally is positioned at or above market median on average. The positioning of individual executives may vary from this general target based on the factors described above.
2013 EMPI Plan Award Opportunities. For each senior executive officer, the Compensation Committee established a threshold, target and maximum EMPI Plan opportunity at the beginning of 2013, expressed as a percentage of base salary. Actual incentive payouts below maximum funding levels were determined under a weighted scoring system, with the scoring of each performance metric expressed as a percentage of the maximum payout. The target level of overall performance would produce a payout equal to 50 percent of the total maximum award, and an overall scoring at the threshold level would produce a payout equal to 25 percent of the maximum award. Performance below threshold would result in a payout of zero for the relevant factor. There were no changes to 2013 award opportunities for the NEOs compared to prior years. Mr. Halverson's annual incentive award opportunity was established based primarily on a market study of competitive annual incentive levels conducted by our compensation consultant, Semler Brossy, and subjective internal fairness considerations.
EMPI Plan award opportunities (expressed as a percentage of base salary) approved for each of the NEOs on March 11, 2013 (or November 18, 2013 in the case of Mr. Halverson) were as follows:

	Threshold	Target	Maximum
Halverson	60%	120%	240%
Paradie	40%	80%	160%
Tompkins	40%	80%	160%
Gallagher	40%	80%	160%
Williams	35%	70%	140%
Hart	35%	70%	140%
Carrabba	70%	140%	280%
Brlas	40%	80%	160%
For each of these NEOs, with the exception of Messrs. Carrabba and Halverson, a second EMPI Plan opportunity was made available in addition to the above 2013 awards. These maximum opportunities are equal to 10 percent of each executive’s target award and were designed to allow for the recognition of individual performance accomplishments during the year and are determined at the recommendation of the CEO (subject to approval of the Compensation Committee). During late 2013, the Compensation Committee determined that the original intent of the second EMPI award opportunity was no longer applicable to executives and eliminated this opportunity by electing full negative discretion. The 2013 EMPI Plan award opportunities, expressed as dollar amounts, are shown in the “2013 Grants of Plan-Based Awards” table on page 35.
2013 EMPI Plan Performance Measures. The EMPI Plan uses a “performance scorecard” with multiple performance standards that are related to our annual business plan and strategic priorities in order to determine final payouts under the EMPI Plan once the EMPI had funded at maximum.

The specific elements and their respective weightings for the underlying metrics are as follows:

EMPI Plan Performance Metrics	Weighting	Threshold	Target	Maximum
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	20.0%	$878.1 million	$1,130.1 million	$1,650.1 million
U.S. Iron Ore Production Volume	7.5%	18.3 million tons	20.3 million tons	22.4 million tons
Bloom Lake Iron Ore Production Volume	10.0%	6.1 million tons	6.8 million tons	6.9 million tons
Wabush Iron Ore Production Volume	2.5%	3.0 million tons	3.3 million tons	3.4 million tons
Asia Pacific Iron Ore Production Volume	5.0%	10.5 million tons	11.0 million tons	11.1 million tons
Pinnacle & Oak Grove Production Volume	5.0%	4.0 million tons	4.5 million tons	4.9 million tons
U.S. Iron Ore Cost Control	7.5%	$69.27 / ton	$64.44 / ton	$61.22 / ton
Bloom Lake Iron Ore Cost Control	7.5%	$86.65 CAD / ton	$80.60 CAD / ton	$76.57 CAD / ton
Asia Pacific Iron Ore Cost Control	5.0%	$70.97 AUD / ton	$66.02 AUD / ton	$62.72 AUD / ton
Pinnacle & Oak Grove Coal Cost Control	2.5%	$114.22 / ton	$103.84 / ton	$93.46 / ton
Logan County Coal Cost Control	2.5%	$89.42 / ton	$77.76 / ton	$73.87 / ton
Corporate Strategic Objectives	25.0%	See below	See below	See below
TOTAL	100.0%
As a top level performance metric, the EMPI Plan also includes a minimum EBITDA qualifier, such that no bonus was payable under our EMPI Plan if our EBITDA was less than Cliffs’ total annual dividends, including those on common shares and mandatory convertible preferred stock, and Cliffs’ total annual interest expenses. Once the metric was satisfied, then final payout was guided by performance against the metrics described in the above table.
The specific performance goals for the EMPI Plan Corporate Strategic Objectives metric are not disclosed as management and the Compensation Committee believe that disclosing specific, non-quantitative corporate objectives for the year would affect us adversely by providing confidential information on business operations and forward-looking strategic plans to our customers and competitors that could result in substantial competitive harm. However, in 2013, the Corporate Strategic Objectives included areas such as operational excellence (safety, environmental), growth and diversification (including the Bloom Lake expansion and Ferrochrome), global execution (including talent management, labor strategy and diversity), balance sheet improvement and working capital allocation.
The Compensation Committee believes that the range of our EMPI financial, operating and strategic performance measures described above are appropriately difficult to attain and tested the performance history for those that were included in prior years’ EMPI Plans. For example, Corporate Strategic Objectives have a weighted target of 25 percent and have paid out at 30 percent, 20 percent and 50 percent for 2013, 2012 and 2011, respectively.
2013 EMPI Plan Target Setting and 2013 Results. Actual payouts were guided based on the weighted aggregate attainment for each performance element using the assigned weightings described above. Performance targets for the financial objectives under the EMPI Plan were established at the beginning of 2013. Each performance element was assigned a minimum threshold level, a target level and a maximum level, representing attainment of 25 percent, 50 percent and 100 percent, respectively, of the EMPI Plan maximum award opportunity associated with that element. For performance below the minimum threshold performance requirement for each metric, funding would be zero percent for that factor. The maximum payout under the Corporate Strategic Objectives in the EMPI Plan is 25 percent of the total maximum bonus opportunity and required the attainment of at least one financial performance metric. The Compensation Committee was able to exercise negative discretion for the Corporate Strategic Objectives down to zero. The Compensation Committee approved performance targets and ranges for each of the financial performance measures, taking into consideration management's financial plans for the current year. Performance targets were approved for 2013 by the Compensation Committee in the first quarter of 2013.
For 2013, the performance results under the EMPI Plan produced an overall payout level equal to 102.2 percent of the target bonus opportunities for the NEOs, which amounts were funded based on performance in accordance with the EMPI Plan once the minimum EBITDA qualifier was achieved. The Compensation Committee arrived at this funding level by taking the following performance into consideration:

EMPI Plan Performance Results	Weighting	Target	Actual	Funding *
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)	20.0%	$1,130.1 million	$1,292.9 million	26.2%
U.S. Iron Ore Production Volume	7.5%	20.3 million tons	20.3 million tons	7.4%
Bloom Lake Iron Ore Production Volume	10.0%	6.8 million tons	5.9 million tons	—
Wabush Iron Ore Production Volume	2.5%	3.3 million tons	2.8 million tons	—
Asia Pacific Iron Ore Production Volume	5.0%	11.0 million tons	11.1 million tons	10.0%
Pinnacle & Oak Grove Production Volume	5.0%	4.5 million tons	5.1 million tons	10.0%
U.S. Iron Ore Cost Control	7.5%	$64.44 / ton	$65.08 / ton	7.0%
Bloom Lake Iron Ore Cost Control	7.5%	$80.60 CAD / ton	$91.90 / ton	—
Asia Pacific Iron Ore Cost Control	5.0%	$66.02 AUD / ton	$66.07 / ton	5.0%
Pinnacle & Oak Grove Coal Cost Control	2.5%	$103.84 / ton	$85.06 / ton	5.0%
Logan County Coal Cost Control	2.5%	$77.76 / ton	$85.90 / ton	1.6%
Corporate Strategic Objectives	25.0%	See below	See below	30.0%
TOTAL	100.0%			102.2%
* Figures have been rounded
For 2013, the 30 percent achievement for Corporate Strategic Objectives included the Compensation Committee's subjective assessment of achievement in areas such as operational excellence (safety, environmental), growth and diversification (including the Bloom Lake expansion and Ferrochrome), global execution (including talent management, labor strategy and diversity), balance sheet improvement and working capital allocation. Total annual incentives for 2013 under the EMPI Plan were paid in the amounts set forth in the following table to the NEOs (Messrs. Williams' and Hart's annual incentives are converted at the 2013 average rate of AUD$1.00 : USD$0.9681; and while Mr. Carrabba and Ms. Brlas were no longer participating in the EMPI at the end of 2013, under the terms of their severance arrangements, each received an amount equal to a non-prorated payout of their potential earnings under the 2013 EMPI - $1,573,880 for Mr. Carrabba and $506,912 for Ms. Brlas):

EMPI Plan $
Halverson (1)	139,162
Paradie	269,808
Tompkins	364,241
Gallagher	470,120
Williams	325,512
Hart	311,660
Carrabba	-
Brlas	-
(1) Amount was prorated for 2013.
Bonus Awards. Pursuant to the terms of Mr. Halverson’s employment offer, he was awarded a cash signing bonus of $600,000. The cash signing bonus was awarded as an incentive to join Cliffs as well as a partial replacement for forfeited compensation with Mr. Halverson's former employer. This award is part of the $2.0 million signing award discussed above. This amount was reviewed with our compensation consultant, Semler Brossy, and determined in consideration of market competitive practices.
Long-Term Incentive Program
The objectives of our long-term incentive program are to reward executives for sustained performance over multiple years, to enhance retention of executives by delaying the vesting of awards and, when compensation is realized, to align the long-term interests of our executives with those of our shareholders. For long-term incentive awards, we use performance shares and restricted share units to reward and retain executives. The performance shares and restricted share units are denominated and payable in Cliffs’ common shares in order to align the interests of our executives with our shareholders through direct ownership.
Each year, we establish a target long-term incentive award opportunity for each executive as a pre-determined percentage of base salary based on market competitive practices and internal equity considerations. In general, we seek to position target long-term incentive opportunities at or above the median of market for equivalent roles so that, in combination with salaries near median and at or above market annual incentive targets, total target compensation opportunity is between the median and 75th percentile of market on average. Actual positioning may vary from this target for individuals based on the factors described above. In addition, actual awards to each executive may vary from the target established for each job based on an assessment of individual performance in the case of executives other than the CEO and based on the Board’s assessment of the CEO performance in the case of grants made to the CEO or COO.
Administrative Process. Long-term incentive awards for executives are made annually on the date of the Compensation Committee’s approval or a later date as set by the Compensation Committee. Grants for new or newly promoted executives or for long-term retention are approved by the Compensation Committee at the next regularly scheduled Compensation Committee meeting following the hire or promotion date or in a special meeting, as needed. The grant date for new hire or promotion-related awards is the date of such approval or such later date as the Compensation Committee determines. We do not time grants to coordinate with the release of material non-public information. Beginning in 2013, all grants were awarded under the Cliffs Natural Resources Inc. 2012 Incentive Equity Plan, as amended, referred to as the 2012 Incentive Equity Plan. Prior to 2013, grants were awarded under the Amended and Restated Cliffs 2007 Incentive Equity Plan, referred to as the 2007 Incentive Equity Plan. In addition, all equity grants awarded under the 2012 Incentive Equity Plan are eligible for payment of accrued dividends at the end of the vesting or performance period, subject to the number of shares actually earned or vested.
Performance Shares. Performance shares were the primary vehicle used to deliver long-term incentives in 2013. Performance shares comprise 75 percent of the total target annual long-term incentive grant. A performance share granted in 2013 provides an opportunity to earn common shares based on our performance over a three-year period, with potential funding between zero and 200 percent of the target grant depending on the level of performance. We use performance shares to reward for shareholder results relative to industry conditions, taking into consideration TSR, as compared to other companies’ returns in the metals and mining industries (performance share peer companies identified below).
The calibration of the pay-for-performance relationship for 2013 grants is as follows and payout is interpolated for performance between threshold, target and maximum levels:

Performance Factor	Weight	Performance Level
		Below Threshold	Threshold	Target	Maximum
Relative TSR	100%	Below 35th percentile	35th percentile	55th percentile	75th percentile
Payout		0%	50%	100%	200%
2013 – 2015 Performance Share Peer Group. The peer group used for the performance share awards is comprised of the constituent companies in the SPDR Metals and Mining ETF on the last day of trading of the three-year performance period, or December 31, 2015. As of December 31, 2013, the index included the following companies:

AK Steel Holding Corporation	CONSOL Energy Inc.	Reliance Steel & Aluminum Co.
Alcoa Inc.	Freeport-McMoRan Copper & Gold Inc.	Royal Gold, Inc.
Allegheny Technologies Incorporated	Globe Specialty Metals, Inc.	RTI International Metals, Inc.
Allied Nevada Gold Corp.	Haynes International, Inc.	Schnitzer Steel Industries Inc.
Alpha Natural Resources, Inc.	Hecla Mining Company	Solazyme Inc.
AMCOL International Corporation	Horsehead Holding Corp.	Steel Dynamics, Inc.
Arch Coal, Inc.	Kaiser Aluminum Corporation	Stillwater Mining Company
Carpenter Technology Corporation	Materion Corporation	Suncoke Energy, Inc.
Century Aluminum Company	McEwen Mining Inc.	United States Steel Corporation
Cloud Peak Energy Inc.	Molycorp, Inc.	U.S. Silica Holdings Inc.
Coeur d’Alene Mines Corporation	Newmont Mining Corporation	Walter Energy, Inc.
Commercial Metals Company	Nucor Corporation	Worthington Industries, Inc.
Compass Minerals International, Inc.	Peabody Energy Corporation
The performance peer group focuses on steel, metals and commodity mineral mining companies that generally will be affected by the same long-term market conditions as those that affect us. The Compensation Committee evaluates this peer group for each new cycle of the performance share program based on recommendations made by its compensation consultant and makes adjustments as needed based on changes in the industry makeup and relevance of our specific peers. The performance peer group used to assess performance for performance share grants is not the same as the peer group used to assess the competitiveness of our compensation, because the latter is limited to those companies who are similar in revenue and industry. For measuring relative TSR performance, we utilized a broader peer group that was not determined solely by size or location.
Restricted Share Units. Restricted share units are earned based on continued employment and are retention-based awards. A restricted share unit award vests in full at the end of the same three-year period used for the performance shares, and is payable in our common shares. Restricted share units comprise 25 percent of each NEO’s total annual long-term incentive grant.
2013 – 2015 Performance Share and Restricted Share Unit Grants. On March 11, 2013, the Compensation Committee approved performance share and restricted share unit awards under the 2012 Incentive Equity Plan for our executives, including our NEOs. The number of shares granted to each executive was determined by dividing the total grant values by the 60-day average closing price of our common shares ending on the date of grant ($33.33 for grants made in 2013). The use of the 60-day average price to calibrate the number of shares granted limits the potential to grant an unusually high or low number of shares due to an exceptionally low or high share price on the date of the grant. In order to calibrate the grant made to Messrs. Williams and Hart in 2013, a 60-day average foreign exchange rate ending on March 11, 2013 was used to convert their base salaries from Australian dollars to U.S. dollars (AUD$1.00 : USD$1.037). The following amounts of performance shares and restricted share units, valued at the closing fair market price of $23.83 per share on March 11, 2013, the date of grant, were awarded to our NEOs for the 2013 – 2015 performance period:

	Total Grant Value ($)	Target Performance Shares (#)	Restricted Share Units (#)
Halverson	N/A	N/A	N/A
Paradie	550,711	17,340	5,770
Tompkins	637,214	20,060	6,680
Gallagher	925,081	29,120	9,700
Williams	522,830	16,460	5,480
Hart	333,858	10,510	3,500
Carrabba	3,342,634	105,210	35,060
Brlas	997,524	31,400	10,460
Mr. Halverson did not receive performance shares and restricted share units for the 2013 – 2015 performance period consistent with his offer letter.
Other Equity Awards. Pursuant to the terms of Mr. Halverson’s employment offer, he was awarded 59,940 restricted share units on November 18, 2013. The restricted share units vest 50 percent on the first anniversary and 50 percent on the second anniversary of the grant date. The number of restricted share units granted to Mr. Halverson was determined by dividing the total grant value of $1,400,000 by the 60-day average closing price of our common shares ending on the date of grant ($23.36). The restricted share units were awarded, along with the cash bonus described above, as an incentive to join Cliffs as well as a partial replacement for forfeited compensation with Mr. Halverson's former employer. This amount and the vesting terms were reviewed with our compensation consultant, Semler Brossy, and determined with consideration to market competitive practices.
Mr. Tompkins was awarded 21,600 restricted share units on November 11, 2013 for retention purposes and to incentivize Mr. Tompkins in his newly expanded role. The restricted share units vest 50 percent on the first anniversary and 50 percent on the second anniversary of the grant date. The number of restricted share units granted to Mr. Tompkins was determined by dividing the total grant value of $495,000 by the 60-day average closing price of our common shares ending on the date of grant ($22.92).
Payouts Determined for 2011 – 2013 Long-Term Incentive Grant – Performance Shares. In February 2014, the Compensation Committee determined that for the three-year performance period ending on December 31, 2013, we achieved relative TSR performance (negative 63 percent) below threshold compared to our peer group and free cash flow performance ($2.8 billion) below the threshold value set in 2011. Accordingly, this performance did not yield a performance share payout for the 2011 – 2013 performance period and our NEOs did not receive any payout for these awards. The payout calculation for the 2011 – 2013 grants is as follows:

Performance Factor	Weight	Performance Level
		Below Threshold	Threshold	Target	Maximum	Actual
Relative TSR	50%	Below 35th percentile	35th percentile	55th percentile	75th percentile	20th percentile
3-year Cumulative Free Cash Flow	50%	More than 50% below plan	50% below plan	At plan	75% above plan	Below threshold
Payout		0%	50%	100%	200%	0%
2009 and 2010 CEO Strategic Initiative Grants. On December 17, 2009 and March 8, 2010, the Compensation Committee approved special grants of performance-based shares at a maximum of 67,009 and 18,720, respectively, to Mr. Carrabba in order to further motivate and reward him to grow the value of our common shares through effective strategic initiatives. The 2009 and 2010 Strategic Initiative Grants were designed to provide an overall target grant value of $2,600,000, which was approximately equal to one times Mr. Carrabba’s annual long-term incentive award target at the time of grant.
By the terms established at the time of grant, the Strategic Initiative Grants became eligible for vesting when our market capitalization increased by 50 percent or more above the market capitalization as of the last 60 trading days of 2009. We refer to this condition as the “Performance Trigger”. The Performance Trigger was achieved in 2010. The grant was then eligible to pay out on December 31, 2013, subject to the Compensation Committee’s assessment of Mr. Carrabba’s performance over the performance period.
Effective July 17, 2013, the Company entered into a Severance Agreement and Release with Mr. Carrabba, which is discussed further on page 46. Pursuant to the terms of the agreement, Mr. Carrabba was entitled to a payout for the CEO Strategic Initiative Grants at the target amount of the award. In early 2014, the Compensation Committee approved a payout of 44,673 and 12,480 common shares as of December 31, 2013, equal to 100 percent of the respective original grants. The CEO Strategic Initiative award for Mr. Carrabba is disclosed under the “2013 Option Exercises and Stock Vested Table”.
2014 – 2016 Performance Share and Restricted Share Unit Grants. On February 10, 2014, the Compensation Committee approved performance share and restricted share unit grants under the 2012 Incentive Equity Plan for Cliffs’ executives, including our NEOs. The grants were determined using a 60-day average closing price of Cliffs’ common shares ending on February 10, 2014 of $23.67 per share and the grant targets described above. In order to calibrate the grant made to Messrs. Williams and Hart in 2014, a 60-day average foreign exchange rate ending on February 10, 2014 of AUD$1.00 : USD$0.8959 was used to convert their base salaries from Australian to U.S. dollars. The following amounts of performance shares and restricted share units valued at the closing fair market price of $20.58 per share on February 10, 2014, the date of grant, were granted to Cliffs’ NEOs for the 2014 – 2016 performance period under the 2012 Incentive Equity Plan:

	Total Grant Value ($)	Target Performance Shares (#)	Restricted Share Units (#)
Halverson	3,097,496	112,890	37,620
Paradie	768,457	28,010	9,330
Tompkins	791,301	28,840	9,610
Williams	472,311	17,220	5,730
Hart	452,966	16,510	5,500
The calibration of the pay-for-performance relationship for 2014 grants is the same as in prior years and the payout is interpolated for performance between threshold, target and maximum levels:

Performance Factor	Weight	Performance Level
		Below Threshold	Threshold	Target	Maximum
Relative TSR	100%	Below 35th percentile	35th percentile	55th percentile	75th percentile
Payout		0%	50%	100%	200%
Retirement and Deferred Compensation Benefits
Defined Benefit Pension Plan. We maintain a defined benefit pension plan for all U.S.-based employees, which we refer to as the Pension Plan, and a Supplemental Executive Retirement Plan, which is referred to as the SERP, in which all of the NEOs (excluding Messrs. Williams and Hart because of their non-U.S. employee status) are eligible to participate following one year of service. The Compensation Committee believes that pension benefits are a typical component of total benefits for employees and executives at companies in industries similar to ours, and that providing such benefits is important to delivering a competitive package to attract and retain employees. The objective of the SERP is to provide benefits above the statutory limits for qualified pension plans for highly paid executives. In April 2012, we determined that past service credits will no longer be provided for incoming executives. Additional detail is shown in the “2013 Pension Benefits“ table.
401(k) Savings Plan. Our U.S.-based executives are eligible to contribute up to 35 percent of their base salary under Cliffs’ 401(k) Savings Plan. Annual pre-tax contributions are limited by Internal Revenue Service regulations. For the 2013 calendar year, employee pre-tax contributions were limited to $17,500 ($23,000 for persons age 50 or older). We match 100 percent of employee contributions up to the first three percent, and 50 percent for the next two percent of contributions. We believe our 401(k) match is competitive and necessary to attract and retain executives.
Superannuation. Australian employees, including Messrs. Williams and Hart, are eligible, pursuant to a contractual obligation, for a company cash contribution known as superannuation of up to 15 percent of all cash payments made to the employee. Australian regulations require a superannuation contribution of at least 9.25 percent on base salary up to $183,000 per individual per year. Cliffs offers superannuation above the Australian regulatory requirement of 9.25 percent as this is common practice within the Australian mining industry and enables us to ensure we are market competitive and can attract and retain the best talent. For company superannuation contributions in excess of the minimum 9.25 percent superannuation contribution and/or the maximum superannuation guarantee, Australian employers can opt to receive a cash taxable allowance up to the 15 percent total superannuation compensation. This benefit for Messrs. Williams and Hart is disclosed below in the “2013 Summary Compensation Table” under “All Other Compensation” and described in footnotes (6)(c) and (d), respectively.
Deferred Compensation Plan. Under the 2012 Non-Qualified Deferred Compensation Plan, or 2012 NQDC Plan, the NEOs and other senior executives, excluding non-U.S. executives, are permitted to defer, on a pre-tax basis, up to 50 percent of their base salary and all or a portion of their annual incentive under the EMPI Plan. The Compensation Committee believes the opportunity to defer compensation is a competitive benefit that addresses the goal of attracting and retaining talent.
Deferrals earn interest at the Moody’s Corporate Average Bond Yield, which was approximately 4.2 percent for 2013, or any mutual investment option provided in the 401(k) Savings Plan for U.S. salaried employees. Additionally, the 2012 NQDC Plan provides for a supplemental matching contribution annually. The amount of the supplemental matching contribution is equal to what the NEO would have received in the 401(k) Savings Plan had contributions not reached the Internal Revenue Code limits in 2013.
Other Benefits. Our other benefits and perquisites for senior executives, including NEOs, are limited to company-paid parking, executive physicals, fitness facility reimbursement and personal financial services. The Compensation Committee believes that these benefits will prevent distraction from duties as an executive officer and encourage health and well-being for the executive leadership of Cliffs. Due to the location of our corporate offices, we provide company-paid parking to corporate employees in mid- to upper-level management positions and executive officers. These benefits are disclosed below in the “2013 Summary Compensation Table” under “All Other Compensation” and described in footnote (6).

Supplementary Compensation Policies
Cliffs uses several additional policies to ensure that the overall compensation structure is aligned with shareholder interests and is competitive with market practices. Specific policies include:
Share Ownership Guidelines. Our Board adopted Share Ownership Guidelines to ensure that senior executives, including NEOs, have a meaningful direct ownership stake in Cliffs and that the interests of executives thereby are aligned with our shareholders. The executives are required to own the dollar value of shares at least equal to the respective multiple times their base salary. To be compliant, the executives have five years from the time they are appointed to their officer position to satisfy the Share Ownership Guidelines. The guidelines are as follows:

Multiple of Base Pay
CEO or COO (1)	6x
Executive / Senior Vice President (1)	3x
Vice President	1.5x
(1) Effective mid-September 2013, the ownership guidelines were increased from 4.5x to 6x of base salary for the CEO and COO and from 2.5x to 3x of base salary for executive and senior vice presidents.

Our Share Ownership Guidelines allow for an executive to sell a limited number of common shares prior to meeting the ownership guidelines so long as the executive officer can demonstrate a long-term plan in achieving the Share Ownership Guidelines. For grants made after January 1, 2007 under our 2007 Incentive Equity Plan or 2012 Incentive Equity Plan, executives only are permitted to sell up to 50 percent of their shares received (net of taxes) under the performance share program or the restricted share unit program unless the executive is in compliance with the Share Ownership Guidelines. An executive’s direct ownership of shares, including restricted shares and restricted share units held in the 2005 Voluntary Non-Qualified Deferred Compensation Plan (or 2005 VNQDC Plan) count toward meeting the Share Ownership Guidelines. The Compensation Committee reviews at least annually compliance with the Share Ownership Guidelines. As of December 31, 2013, Mr. Tompkins was the only NEO who was in compliance with the newly revised Share Ownership Guidelines.
Change in Control Severance Agreements. Effective as of January 1, 2014, we entered into new change in control severance agreements with all of our currently employed NEOs except for Messrs. Williams and Hart as their employment agreements discussed below contain change in control provisions. The Compensation Committee believes that such agreements support the goals of attracting and retaining highly talented individuals by clarifying the terms of employment and reducing the risks to the executive in situations where the executive believes, for example, that we may engage in a merger, be acquired in a hostile tender offer or involved in a proxy contest. In addition, the Compensation Committee believes that such agreements align the interests of executives with the interests of our shareholders if a qualified offer is made to acquire Cliffs, in that each of our NEOs would likely be aware of or involved in any such negotiation and it is to the benefit of our shareholders to have the executives negotiating in the shareholders’ best interests without regard to the executive’s personal financial interests. The level of benefits under these agreements was determined consistent with market practices at the time that the agreements were established. The agreements generally provide for the following change in control provisions (see accompanying narrative below for more details):

•
For grants made prior to mid-September 2013, automatic vesting of unvested equity incentives upon a change in control; however, beginning in mid-September 2013, equity grants that are replaced, assumed or continued after the change in control will vest only upon a qualifying termination of employment following the change in control;

•
Depending on position, two or three times annual base salary and target annual incentive as severance upon termination following the change in control, and continuation of welfare benefits for two or three years, depending on position, under certain circumstances; and

•	Non-compete, confidentiality and non-solicitation restrictions on executives who receive severance payments following the change in control.
The change in control severance agreements that were in effect through December 31, 2013 with our executives had eliminated gross-ups relating to excise taxes following a change in control and tax gross-ups relating to cash payments in lieu of certain health and welfare benefits. Additionally, industry service credits related to the supplemental retirement plan benefit provided upon termination after a change in control were eliminated.

Employment Offer. Effective November 18, 2013, Mr. Halverson was offered employment with Cliffs. His employment offer package, which was approved by the Board of Directors and was reviewed by the compensation consultant and determined to be consistent with the market, included the following compensation:

•	Base salary ($950,000);

•	Annual incentive target (120 percent of base salary);

•	Annual long-term incentive target grant value (375 percent of base salary);

•	Sign-on award of $2.0 million, consisting of cash and equity, as an incentive to join Cliffs, as well as, a partial replacement for forfeited compensation with his former employer; and

•	Certain customary perquisites including paid parking, executive financial services, participation in our retirement plans and health and welfare benefits offered to all of our salaried employees.
Employment Agreement - Williams. Effective February 24, 2011 and amended May 16, 2011, one of our Australian subsidiaries entered into an employment agreement with Mr. Williams, which was offered as a market competitive practice of employment in Australia and occurred prior to his appointment as an executive officer of Cliffs. Mr. Williams’ employment agreement generally provides for the following:

•	Superannuation contributions at 15 percent of base salary (which is inclusive of any minimum superannuation contribution requirements under relevant law);

•	Eligibility to participate in Cliffs' incentive plans from time to time at the discretion of Cliffs;

•
Following termination of employment effected by either party with three months' notice, payment in lieu of notice (for some or all of the notice period), calculated by reference to Mr. Williams’ base salary;

•	Following termination of employment for cause, no obligation to provide notice or payment in lieu of notice;

•
Following termination of employment for redundancy, a termination payment equal to 12 months of total compensation (including a mutually agreed-upon allotment of short-term incentive pay and long-term incentive pay, in addition to accrued annual and long-service leave); and

•	For termination following a change in control or Mr. Williams’ voluntary termination within 90 days of a change in control, a termination payment equal to 24 months of total compensation.
We entered into a redundancy letter with Mr. Williams on April 2, 2014 pursuant to which Mr. Williams' employment is expected to terminate on July 1, 2014.
Employment Agreement - Hart. Effective February 22, 2011 and amended May 16, 2011, one of our Australian subsidiaries entered into an employment agreement with Mr. Hart, which was offered as a market competitive practice of employment in Australia and occurred prior to his appointment as an executive officer of Cliffs similar to Mr. Williams. Mr. Hart's employment agreement generally provides for the following:

•	Superannuation contributions at 15 percent of base salary (which is inclusive of any minimum superannuation contribution requirements under relevant law);

•	Eligibility to participate in Cliffs' incentive plans from time to time at the discretion of Cliffs;

•
Following termination of employment effected by either party with three months' notice, payment in lieu of notice (for some or all of the notice period), calculated by reference to Mr. Hart’s base salary;

•	Following termination of employment for cause, no obligation to provide notice or payment in lieu of notice;

•
Following termination of employment for redundancy, a termination payment equal to 12 months of base salary (including a mutually agreed-upon allotment of short-term incentive pay and long-term incentive pay); and

•	For termination following a change in control or Mr. Hart's voluntary termination within 90 days of a change in control, a termination payment equal to 24 months of total compensation.
We entered into a letter agreement with Mr. Hart on October 10, 2013 that sets forth additional terms regarding his assignment in Cleveland, Ohio. When he became a U.S.-based employee, Mr. Hart became eligible for Cliffs' severance guidelines for U.S.-based executive officers, which entitles him to receive 18 months of his base salary and annual bonus.
Mr. Hart's employment with Cliffs terminated on March 25, 2014, and Mr. Hart and Cliffs are parties to a severance agreement and release, the details of which are discussed below under "Potential Payments Upon Termination or Change in Control."
Severance Agreement and Release - Gallagher. Mr. Gallagher retired from Cliffs effective December 31, 2013. He received the following separation payments in exchange for his general release of claims and non-solicitation, non-complete, non-disclosure and non-disparagement undertakings:

•	An amount equal to 24 months of base pay ($1,150,000);

•	An amount equal to two times target bonus under the EMPI Plan ($920,000); and

•	Non pro rata payout of outstanding long-term incentives, subject to meeting performance criteria.
Please see footnote (6)(b) of the “2013 Summary Compensation Table” for more information regarding Mr. Gallagher’s separation-related payments, benefits and arrangements, including assumptions used in estimating these amounts.
Severance Agreement and Release - Carrabba. Mr. Carrabba retired from Cliffs effective November 15, 2013. He received the following separation payments in exchange for his general release of claims and non-solicitation, non-disclosure and non-disparagement undertakings:

•	An amount equal to 24 months of base pay ($2,200,000);

•	An amount equal to two times target bonus under the EMPI Plan ($3,080,000);

•	Payment of base salary through December 31, 2013 ($137,500);

•	Accrued but unused vacation ($42,308);

•	An amount equal to a payment under the EMPI Plan ($1,573,880) for the 2013 plan year based on performance as discussed above, which amount was not prorated;

•	Payout for the CEO Strategic Initiative Grants at the target amount of the awards;

•	Payout of outstanding long-term incentives, non pro rata for the 2011-2013 performance period and pro rata for the 2012-2014 and 2013-2015 performance periods, subject to meeting performance criteria;

•	Continued medical coverage until age 65 for Mr. Carrabba and his eligible dependents ($52,933); and

•	Payment of legal fees related to the Severance Agreement and Release ($14,500).
Please see footnote (6)(e) of the “2013 Summary Compensation Table” for more information regarding Mr. Carrabba’s separation-related payments, benefits and arrangements, including assumptions used in estimating these amounts.
Severance Agreement and Release - Brlas. Ms. Brlas retired from Cliffs effective July 31, 2013. She received the following payments in exchange for her general release of claims and non-solicitation, non-disclosure and non-disparagement undertakings:

•	An amount equal to 24 months of base pay ($1,240,000);

•	An amount equal to two times target bonus under the EMPI Plan ($992,000);

•	Accrued but unused vacation ($71,540);

•	Pro rata payout of outstanding long-term incentives, subject to meeting performance criteria;

•	An amount equal to a payment under the EMPI Plan ($506,912) for the 2013 plan year, which amount was not prorated; and

•
Continued medical coverage for two years from the date of termination for Ms. Brlas and her eligible dependents ($1,934). Ms. Brlas obtained medical coverage outside of Cliffs after she retired and is no longer is eligible for Cliffs' medical coverage.
Please see footnote (6)(f) of the “2013 Summary Compensation Table” for more information regarding Ms. Brlas’ separation-related payments, benefits and arrangements, including assumptions used in estimating these amounts.
Except for the change in control agreements, Australian employment agreements and severance agreements described above, we have no other outstanding employment-related agreements with Cliffs' executives.
Certain Material Tax and Accounting Implications. Section 162(m) of the Code generally disallows a federal income tax deduction to public companies for compensation in excess of $1 million paid to the CEO and to each of the three other most highly compensated executive officers (other than the CFO) in any taxable year. The aggregate combination of salary, distributions from the 2005 VNQDC Plan or the 2012 NQDC Plan, payout from the EMPI Plan, the issuance of common shares from the 2007 Incentive Equity Plan or the 2012 Incentive Equity Plan, vesting of restricted shares and restricted share units and related dividends or dividend equivalents on restricted shares or restricted share units has caused, with respect to 2013, the $1 million limit to be exceeded with respect to certain of the NEOs, and is expected to cause the $1 million limit to be exceeded in subsequent years with respect to one or more of the NEOs. “Qualified performance-based compensation” under Section 162(m) of the Code generally is excluded from this limitation. In 2012, our shareholders approved the 2012 EMPI Plan and the 2012 Incentive Equity Plan, which replaced the respective predecessor plans. The 2012 EMPI Plan is designed to permit us to grant incentive awards, and the 2012 Incentive Equity Plan is structured to permit us to grant certain equity-based awards, that may qualify as “qualified performance-based compensation” for purposes of Section 162(m) of the Code. However, some grants of equity-based awards under the 2012 Incentive Equity Plan and some awards under the 2012 EMPI Plan may not qualify as “qualified performance-based compensation” for purposes of Section 162(m) of the Code under certain circumstances. Although the Compensation Committee may take action intended to limit the impact of Section 162(m) of the Code, it also believes that the tax deduction is only one of several relevant considerations in setting compensation. The Compensation Committee believes that the tax deduction limitation should not be permitted to compromise our ability to design and maintain executive compensation arrangements that will attract and retain the executive talent to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes, and it is possible that awards intended to qualify for Section 162(m) may not so qualify if all requirements for the "qualified performance-based compensation" exemption are not met.
COMPENSATION COMMITTEE REPORT
The following report has been submitted by the Compensation and Organization Committee of the Board of Directors:
The Compensation and Organization Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation and Organization Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the definitive proxy statement on Schedule 14A for Cliffs’ 2014 Annual Meeting or in Cliffs’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013, each as filed with the Securities and Exchange Commission.
This report is furnished on behalf of the Compensation and Organization Committee of the Board of Directors.
T. W. Sullivan, Chair
B. J. Eldridge
M. E. Gaumond
J. K. Henry
The Compensation Committee Report does not constitute “soliciting material” and will not be deemed “filed” or incorporated into our filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of the individuals who served as members of the Compensation Committee in 2013 were or have been an officer or employee of ours or engaged in transactions with us (other than in his or her capacity as director).
None of our executive officers serves as a director or member of the compensation committee of another organization whose executive officers serve as a member of either our Board or our Compensation Committee.
COMPENSATION-RELATED RISK ASSESSMENT
In 2013, a team led by our Chief Risk Officer and our Chief Human Resources Officer reviewed existing policies and plan design features within the framework of employee compensation plans in which employees (including the NEOs) participate in order to identify whether these arrangements had any design features that might encourage unnecessary and excessive risk taking that would have a material adverse effect on Cliffs. The review team analyzed a series of risk factors and concluded the risk mitigation features in our compensation policies and plans, including pay mix (variable versus fixed and short-term versus long-term), multi-year performance periods, incentive compensation clawbacks and Share Ownership Guidelines, provide adequate safeguards to either prevent or discourage excessive risk taking. The review team did not identify any risk within the framework of our compensation policies and plans for our NEOs and our employees generally that are, either individually or in the aggregate, reasonably likely to have a material adverse effect on Cliffs. The Compensation Committee received a report summarizing the work of the review team and concurs with this conclusion.
EXECUTIVE COMPENSATION TABLES
2013 Summary Compensation Table
The following table sets forth the compensation earned by the NEOs for services rendered to Cliffs and our subsidiaries for the fiscal years ended December 31, 2013, 2012 and 2011 (as applicable).

Name and Principal Position (a)	Year (b)	Salary ($) (1) (2) (c)	Bonus ($) (1) (d)	Stock Awards ($) (3) (e)		Non-Equity Incentive Plan Compensation ($) (1) (4) (f)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (5) (g)	All Other Compensation ($) (6) (h)		Total ($) (i)
Gary B. Halverson (7) President & CEO	2013	118,750	600,000	1,648,350	(8)	139,162	—	32,883		2,539,145
Terrance M. Paradie (9) EVP & CFO	2013	415,000	—	432,452		269,808	68	39,326		1,156,654
	2012	311,250	—	406,835		—	61,397	116,654	(10)	896,136
P. Kelly Tompkins (11) EVP, External Affairs & President, Global Commercial	2013	484,125	—	1,091,597	(12)	364,241	5,738	39,566		1,985,267
	2012	446,125	—	1,060,147		—	103,957	23,100		1,633,329
	2011	425,500	—	772,169		511,116	78,117	41,367		1,828,269
Donald J. Gallagher Former EVP & President Global Commercial	2013	559,350	—	726,482		470,120	2,279	2,122,899		3,881,130
	2012	506,300	—	1,175,325		—	283,581	32,983		1,998,189
	2011	486,167	—	932,507		556,338	416,628	21,537		2,413,177
Colin Williams (13) SVP, Asia Pacific Iron Ore	2013	449,924	—	410,573		325,512	—	127,253		1,313,262
William Hart (14) Former SVP & Chief Strategy and Marketing Officer	2013	430,320	—	262,180		311,660	—	163,885		1,168,045
Joseph A. Carrabba (15) Former Chairman, President & CEO	2013	937,500	—	2,625,102		—	11,384	7,170,676		10,744,662
	2012	1,000,000	—	4,640,070		—	474,812	52,731		6,167,613
	2011	955,500	—	3,104,793		1,880,410	446,046	50,430		6,437,179
Laurie Brlas (16) Former EVP & President, Global Operations	2013	355,917	—	783,376		—	1,918	2,842,032		3,983,243
	2012	579,750	—	1,434,317		—	136,338	36,356		2,186,761
	2011	516,000	—	1,009,278		630,118	110,867	33,820		2,300,083

(1)
2013 amounts in columns (c), (d) and (f) reflect the salary, bonus and non-equity incentive plan compensation of each NEO, respectively, before pre-tax reductions for contributions to the 401(k) Savings Plan, the 2012 Non-Qualified Deferred Compensation Plan (the "2012 NQDC Plan") and our benefit plans.

(2)
The 2013 salary of the NEOs include their base salary before the employees' contribution to the 401(k) Savings Plan. Each NEO, with the exception of Mr. Halverson, received a salary increase effective April 1, 2013.

The following table summarizes salary contributions for the 401(k) Savings Plan, including after-tax contributions for executives in 2013:

	401(k) Contribution ($)	Catch-Up Contribution ($)	Total ($)
Halverson	—	—	—
Paradie	14,025	—	14,025
Tompkins	17,500	—	17,500
Gallagher	17,500	750	18,250
Williams (a)	N/A	N/A	N/A
Hart (a)	N/A	N/A	N/A
Carrabba	17,500	—	17,500
Brlas	17,500	5,500	23,000
(a) Messrs. Williams and Hart are not eligible to participate due to their non-U.S. status.

(3)
2013 amounts in column (e) reflect the aggregate grant date fair value computed in accordance with FASB ASC 718 for awards of performance shares at target and restricted share units granted during 2013. For performance shares granted during 2013, the amounts reported are based on the probable outcome as of the grant date. For additional information, refer to Item 8, Note 14 in our Original 10‑K. These types of awards are discussed in further detail in “Compensation Discussion and Analysis - Analysis of 2013 Compensation Decisions”, under the sub-heading “2013 – 2015 Performance Share and Restricted Share Unit Grants”.

See the “2013 Grants of Plan-Based Awards” table for more detail on the awards of performance shares and restricted share units.
The fair values for the performance shares on March 11, 2013, assuming a maximum payout of 200 percent and using a grant date fair value computed in accordance with FASB ASC 718 of $17.01 per share were (excludes the FASB ASC 718 value of restricted share units):

Maximum Fair Value of 2013-2015 Performance Shares ($)
Halverson	—
Paradie	589,907
Tompkins	682,441
Gallagher	990,662
Williams	559,969
Hart	357,550
Carrabba	3,579,244
Brlas	1,068,228

(4)
The 2013 amounts in column (f) reflect the incentive awards earned in 2013 under the EMPI Plan, which is discussed in further detail in “Compensation Discussion and Analysis - Analysis of 2013 Compensation” under the sub-heading “Annual Incentive Plan.” The Cliffs' performance-based contribution under the 401(k) Savings Plan was suspended in 2012 so no NEO received a contribution. Amounts paid to Mr. Carrabba and Ms. Brlas related to their incentive awards under the 2013 EMPI Plan are detailed under "All Other Compensation" due to their nature as severance compensation.

(5)
The 2013 amounts in column (g) reflect the actuarial increase in the present value of the NEOs' benefits under the Pension Plan and the SERP, both of which are discussed in “Compensation Discussion and Analysis - Retirement and Deferred Compensation Benefits” under the sub-heading “Defined Benefit Pension Plan" determined using interest rate and mortality assumptions consistent with those used in our financial statements and may include amounts in which the NEO is not fully vested. The present value of accumulated pension benefits for most of the executives has decreased from December 31, 2012 to December 31, 2013 primarily as a result of the significant increase in discount rates (2012 discount rate of 3.70 percent and 2013 discount rate of 4.57 percent) used to calculate plan obligations (which was a function of increasing corporate bond yields during the past year). Under reporting requirements, to the extent that the present value change for the NEO was negative, such negative change in benefits is not reflected in this column. This column also includes amounts for above-market interest for the executives’ deferrals into the 2005 VNQDC Plan and 2012 NQDC Plan.

The following table summarizes changes in pension values and above-market earnings on deferred compensation in 2013:

	Present Value of Pension Accruals ($)	Above-Market Interest on Deferred Compensation ($)	Total ($)
Halverson	—	—	—
Paradie	(19,400)	68	(19,332)
Tompkins	5,500	238	5,738
Gallagher	(289,700)	2,279	(287,421)
Williams (a)	N/A	N/A	N/A
Hart (a)	N/A	N/A	N/A
Carrabba	(324,800)	11,384	(313,416)
Brlas	(59,000)	1,918	(57,082)
(a) Messrs. Williams and Hart are not eligible to participate due to their non-U.S. status.

(6)
The 2013 amounts in column (h) reflect the combined value of the NEOs' perquisites or the benefits attributable to our paid parking, executive physicals, financial services, dividends paid or accrued on equity holdings, matching contributions made on behalf of the executives under the 401(k) Savings Plan, the 2012 NQDC Plan, Australian superannuation and payments related to the retirements of Messrs. Carrabba and Gallagher and Ms. Brlas.

The following table summarizes perquisites and other compensation in 2013:

	Paid Parking ($)	Executive Physicals ($)	Financial Services ($)	Dividends Paid or Accrued ($)	401(k) Savings Plan Matching Contributions ($)		NQDC Plan Matching Contributions ($)	Other ($)		Total ($)
Halverson	—	—	—	—	—		—	32,883	(a)	32,883
Paradie	3,180	—	9,313	10,400	10,200		6,233	—		39,326
Tompkins	3,180	—	2,750	14,271	7,015		12,350	—		39,566
Gallagher	3,180	—	9,880	17,469	10,196		12,174	2,070,000	(b)	2,122,899
Williams	—	1,065	—	9,873	24,202	(c)	N/A	92,113	(c)	127,253
Hart	—	1,065	—	6,305	24,202	(d)	N/A	132,313	(d)	163,885
Carrabba	1,855	—	9,774	47,926	10,000		—	7,101,121	(e)	7,170,676
Brlas	1,855	—	10,000	8,721	9,070		—	2,812,386	(f)	2,842,032

(a)	Reflects $32,883 for relocation expenses.

(b)	Other compensation for Mr. Gallagher includes payments related to his December 31, 2013 retirement and Severance Agreement and Release:
- An amount equal to 24 months of base pay ($1,150,000); and
- An amount equal to two times target bonus under the EMPI Plan ($920,000).
Additional amounts related to awards under the terms of our 2007 Incentive Equity Plan and 2012 Incentive Equity Plan valued as of December 31, 2013 but not reflected above include vesting of restricted share units ($103,530) and performance shares ($155,687) for the 2012 - 2014 performance period and restricted share units ($254,237) and performance shares ($381,618) for the 2013 - 2015 performance period that were subject to pro rata vesting due to Mr. Gallagher's retirement as of December 31, 2013 had the Compensation Committee not approved full vesting. The shares are being valued as of December 31, 2013 at a threshold payout based on the current estimate of performance as of December 31, 2013. The value for these equity awards is not included in the “All Other Compensation” column of the “2013 Summary Compensation Table” because amounts covering these awards were disclosed previously in the Summary Compensation Table in prior years (and thus would represent double-counting), and do not represent additional compensation or fair value accrued in connection with the retirement. However, to provide shareholders with context for these amounts, the values are included here in this footnote.

(c)
Reflects employer contribution to the Australian superannuation fund of $24,202. "All Other Compensation" includes company superannuation paid in excess of AUD$25,000 per annum, which was credited to Mr. Williams as a taxable superannuation allowance ($92,113).

(d)
Reflects employer contribution to the Australian superannuation fund of $24,202. "All Other Compensation" includes company superannuation paid in excess of AUD$25,000 per annum, which was credited to Mr. Hart as a taxable superannuation allowance ($87,095), and apartment rental fees and company-paid CIGNA health coverage related to Mr. Hart's overseas assignment ($23,678 and $21,540, respectively).

(e)	Other compensation for Mr. Carrabba includes payments related to his November 15, 2013 retirement and Severance Agreement and Release:

- An amount equal to 24 months of base pay ($2,200,000);
- An amount equal to two times target bonus under the EMPI Plan ($3,080,000);
- Payment of base salary through December 31, 2013 ($137,500);
- Accrued but unused vacation ($42,308);
- An amount equal to payment under the EMPI Plan ($1,573,880) for the 2013 plan year, which amount was not prorated;
- Continued medical coverage until age 65 for Mr. Carrabba and his eligible dependents ($52,933); and
- Payment of legal fees related to the Severance Agreement & Release ($14,500).
Additional amounts related to awards under the terms of our 2007 Incentive Equity Plan and 2012 Incentive Equity Plan valued as of December 31, 2013 but not reflected above include non pro rata vesting of restricted share units ($246,112) and performance shares ($0) for the 2011 - 2013 performance period, pro rata vesting of restricted share units ($272,951) and performance shares ($409,584) for the 2012 - 2014 performance period and pro rata vesting of restricted share units ($306,316) and performance shares ($459,592) for the 2013 - 2015 performance period. The shares are being valued at a performance share threshold payout based on the actual or current estimate of performance as of December 31, 2013. Additional amounts related to the vesting of awards under the CEO Strategic Initiative Grants ($1,497,980) under the terms of our 2007 Incentive Equity Plan and which vested at target pursuant to Mr. Carrabba's Severance Agreement and Release also are not reflected above. The value for these equity awards is not included in the “All Other Compensation” column of the “2013 Summary Compensation Table” because amounts covering these awards were disclosed previously in the Summary Compensation Table in prior years (and thus would represent double-counting), and because the pro rata features, or target vesting in the case of the CEO Strategic Initiative Grants, were part of the original award and do not represent additional compensation or fair value accrued in connection with the retirement. However, to provide shareholders with context for these amounts, the values are included here in this footnote.

(f)	Other compensation for Ms. Brlas includes payments related to her July 31, 2013 retirement and Severance Agreement and Release:
- An amount equal to 24 months of base pay ($1,240,000);
- An amount equal to two times target bonus under the EMPI Plan ($992,000);
- Accrued but unused vacation ($71,540);
- An amount equal to a payment under the EMPI Plan ($506,912) for the 2013 plan year, which amount was not prorated; and
- Continued medical coverage for two years from the date of termination for Ms. Brlas and her eligible dependents ($1,934). Ms. Brlas obtained medical coverage outside of Cliffs soon after she retired and is no longer eligible for Cliffs' medical coverage.
Additional amounts related to awards under the terms of our 2007 Incentive Equity Plan and 2012 Incentive Equity Plan valued as of December 31, 2013 but not reflected above include pro rata vesting of restricted share units ($68,827) and performance shares ($0) for the 2011 - 2013 performance period, pro rata vesting of restricted share units ($66,809) and performance shares ($100,227) for the 2012 - 2014 performance period and pro rata vesting of restricted share units ($53,311) and performance shares ($80,019) for the 2013 - 2015 performance period. The shares are being valued at a performance share threshold payout based on the current estimate of performance as of December 31, 2013 and are prorated to Mr. Brlas' July 31, 2013 retirement. The value for these equity awards is not included in the “All Other Compensation” column of the “2013 Summary Compensation Table” because amounts covering these awards were disclosed previously in the Summary Compensation Table in prior years (and thus would represent double-counting), and because the pro rata features were part of the original award and do not represent additional compensation or fair value accrued in connection with the retirement. However, to provide shareholders with context for these amounts, the values are included here in this footnote.

(7)
Mr. Halverson was elected President & Chief Operating Officer effective November 18, 2013, and Chief Executive Officer on February 13, 2014. Since 2013 was the first year of disclosure for Mr. Halverson, compensation information is shown for 2013 only.

(8)	Includes a grant of 59,940 restricted share units on November 18, 2013.

(9)
Mr. Paradie was elected Senior Vice President & Chief Financial Officer effective October 1, 2012; he subsequently was elected Executive Vice President & Chief Financial Officer effective March 12, 2013. Since 2012 was the first year of disclosure for Mr. Paradie, compensation information is shown for 2012 and 2013 only.

(10)	Other compensation for Mr. Paradie for fiscal year 2012 reflects an additional $101,658 for relocation expenses that was not included in the proxy statement for the 2013 Annual Meeting.

(11)
Mr. Tompkins was elected Executive Vice President, Legal, Government Affairs and Sustainability, Chief Legal Officer & President, Cliffs China effective October 1, 2012; he subsequently was elected to Executive Vice President, Legal, Government Affairs and Sustainability & President, Cliffs China effective January 15, 2013; then elected Executive Vice President, Chief Administrative Officer & President, Cliffs China effective July 9, 2013; and most recently, Executive Vice President, External Affairs & President, Global Commercial effective December 5, 2013.

(12)	Includes a grant of 21,600 restricted share units on November 11, 2013.

(13)
Mr. Williams was elected Senior Vice President, Asia Pacific Iron Ore effective March 12, 2013. Since 2013 was the first year of disclosure for Mr. Williams, compensation information is shown for 2013 only. Amounts for Mr. Williams are converted using the 2013 average exchange rate of AUD$1.00 : USD$0.9681. Mr. Williams' employment is expected to terminate on July 1, 2014.

(14)
Mr. Hart was elected Senior Vice President, Global Marketing effective March 12, 2013; he subsequently was elected Senior Vice President & Chief Strategy and Marketing Officer effective May 7, 2013. Amounts for Mr. Hart are converted using the 2013 average exchange rate of AUD$1.00 : USD$0.9681. Mr. Hart's employment with Cliffs terminated on March 25, 2014. For additional details related to his departure, please refer to page 47.

(15)	Mr. Carrabba's retirement was effective on November 15, 2013. For additional details related to his retirement, please refer to page 46.

(16)
Ms. Brlas was elected Executive Vice President & President, Global Operations effective October 1, 2012. Prior to her election, Ms. Brlas served as Executive Vice President, Finance and Administration & Chief Financial Officer of Cliffs. Effective July 31, 2013, Ms. Brlas retired from the Company. For additional details related to her retirement, please refer to page 46.

2013 Grants of Plan-Based Awards
This table discloses in columns (c), (d) and (e) the potential payouts at the threshold, target and maximum levels of the awards under the EMPI Plan for 2013. See “Compensation Discussion and Analysis - Analysis of 2013 Compensation Decisions - Annual Incentive Plan” above for a description of the EMPI Plan. Actual payouts for the 2013 EMPI awards are shown in the “2013 Summary Compensation Table.”
This table shows in columns (f), (g) and (h) the potential payouts at the threshold, target and maximum levels of the 2013 - 2015 performance share awards under our 2012 Incentive Equity Plan. Such performance shares are for a three-year period ending December 31, 2015. Column (j) shows the aggregate grant date fair value of the performance shares ($17.01 per share) computed in accordance with FASB ASC 718 based on the probable outcome for the award. The table also shows in columns (i) and (j) the number of restricted share units (RSUs) granted in connection with the 2013 - 2015 performance share incentive awards and certain other RSU awards granted during 2013 and the grant date fair value of those RSU grants under FASB ASC 718, respectively.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)			All Other Stock Awards: Numbers of Shares of Stock or Units (#) (i)		Grant Date Fair Value of Stock and Option Awards ($) (j)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Halverson	11/18/2013	—	—	—	—	—	—	59,940	(3)	1,648,350
Paradie	3/11/2013	176,000	352,000	704,000	—	—	—	—		—
	3/11/2013	8,800	17,600	35,200	—	—	—	—		—
	3/11/2013	—	—	—	8,670	17,340	34,680	—		294,953
	3/11/2013	—	—	—	—	—	—	5,770		137,499
Tompkins	3/11/2013	198,000	396,000	792,000	—	—	—	—		—
	3/11/2013	9,900	19,800	39,600	—	—	—	—		—
	3/11/2013	—	—	—	10,030	20,060	40,120	—		341,221
	3/11/2013	—	—	—	—	—	—	6,680		159,184
	11/11/2013	—	—	—	—	—	—	21,600	(4)	591,192
Gallagher	3/11/2013	230,000	460,000	920,000	—	—	—	—		—
	3/11/2013	11,500	23,000	46,000	—	—	—	—		—
	3/11/2013	—	—	—	14,560	29,120	58,240	—		495,331
	3/11/2013	—	—	—	—	—	—	9,700		231,151
Williams (5)	3/11/2013	159,253	318,505	637,010	—	—	—	—		—
	3/11/2013	7,963	15,925	31,850	—	—	—	—		—
	3/11/2013	—	—	—	8,230	16,460	32,920	—		279,985
	3/11/2013	—	—	—	—	—	—	5,480		130,588
Hart (5)	3/11/2013	152,476	304,952	609,903	—	—	—	—		—
	3/11/2013	7,624	15,248	30,495	—	—	—	—		—
	3/11/2013	—	—	—	5,255	10,510	21,020	—		178,775
	3/11/2013	—	—	—	—	—	—	3,500		83,405
Carrabba	3/11/2013	770,000	1,540,000	3,080,000	—	—	—	—		—
	3/11/2013	—	—	—	52,605	105,210	210,420	—		1,789,622
	3/11/2013	—	—	—	—	—	—	35,060		835,480
Brlas	3/11/2013	248,000	496,000	992,000	—	—	—	—		—
	3/11/2013	12,400	24,800	49,600	—	—	—	—		—
	3/11/2013	—	—	—	15,700	31,400	62,800	—		534,114
	3/11/2013	—	—	—	—	—	—	10,460		249,262

(1)
For each NEO other than the Messrs. Carrabba and Halverson, an additional EMPI award opportunity was made available in conjunction with the other 2013 awards equaling a potential maximum payout of 10 percent of the target award under the normal annual EMPI Plan (the target award represents 50 percent of the maximum award value and the minimum or threshold award represents 25 percent of the maximum award value), payable only upon achievement of one of the EMPI performance objectives, but also subject to reduction based on further discretionary eligibility requirements, as determined by the Compensation Committee, based upon the CEO’s recommendation. Due to the determination that the original intent of the additional EMPI award opportunity was no longer applicable, the Compensation Committee exercised full negative discretion on the additional award opportunity for a zero payout to all participants in 2013.

(2)
The amounts in column (f) reflect the threshold payout level of the 2013 – 2015 performance shares under our 2012 Incentive Equity Plan, which is 50 percent of the target amount shown in column (g). The amounts shown in column (h) represent 200 percent of such target amounts.

(3)
This represents a grant of RSUs awarded to Mr. Halverson on November 18, 2013 pursuant to his employment letter. The RSUs vest 50 percent on the first anniversary of the date of grant and the remaining 50 percent on the second anniversary of the date of grant.

(4)
This represents a grant of RSUs awarded to Mr. Tompkins on November 11, 2013. The RSUs vest 50 percent on the first anniversary of the date of grant and the remaining 50 percent on the second anniversary of the date of grant.

(5)	Amounts for Messrs. Williams and Hart in columns (c), (d) and (e) are converted using the 2013 average exchange rate of AUD$1.00 : USD$0.9681.
Our NEOs are parties to change in control severance agreements with Cliffs. For more information, refer to the “Potential Payouts Upon Termination or Change in Control” below. For more information about the NEOs’ relative mix of salary and non-equity incentive plan compensation in proportion to total compensation, refer to “Compensation Discussion and Analysis - Oversight of Executive Compensation - Pay Mix".
Outstanding Equity Awards at 2013 Fiscal Year-End
The following table shows in column (b) the number of unvested RSUs held by each NEO as of December 31, 2013 and, in column (c), the market value of the common shares underlying those awards (based on the closing market price for our common shares on such date of $26.21 per share). In addition, the table shows in column (d) the number of unearned performance shares held by each NEO as of December 31, 2013 and, in column (e), the market value of the common shares underlying those awards (again based on the same price mentioned in the preceding sentence). These awards were granted under the 2007 Incentive Equity Plan or the 2012 Incentive Equity Plan. Normally, outstanding option awards also would be listed in this table, but there were no outstanding option awards for any NEO as of December 31, 2013.

Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (1) (b)		Market Value of Shares or Units of Stock That Have Not Vested ($) (c)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (d)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (e)
Halverson	59,940	(2)	1,571,027	—		—
Paradie	1,370	(3)	35,908	2,055	(4)	53,862
	5,770	(5)	151,232	8,670	(6)	227,241
Tompkins	3,570	(3)	93,570	5,355	(4)	140,355
	6,680	(5)	175,083	10,030	(6)	262,886
	21,600	(7)	566,136	—		—
Gallagher	3,950	(3)	103,530	5,940	(4)	155,687
	9,700	(5)	254,237	14,560	(6)	381,618
Williams (8)	1,310	(3)	34,335	1,980	(4)	51,896
	5,480	(5)	143,631	8,230	(6)	215,708
Hart (8)	1,250	(3)	32,763	1,885	(4)	49,406
	3,500	(5)	91,735	5,255	(6)	137,734
Carrabba (9)	10,414	(3)	272,951	15,627	(4)	409,584
	11,687	(5)	306,316	17,535	(6)	459,592
Brlas (10)	2,549	(3)	66,809	3,824	(4)	100,227
	2,034	(5)	53,311	3,053	(6)	80,019

(1)	The amounts shown in this column reflect the number of unvested RSUs granted under our 2007 Incentive Equity Plan or 2012 Incentive Equity Plan.

(2)
This represents a grant of RSUs granted to Mr. Halverson on November 18, 2013 pursuant to his employment arrangement. The RSUs vest 50 percent on the first anniversary of the date of grant and the remaining 50 percent on the second anniversary of the date of grant.

(3)
This represents a grant of restricted share units for the 2012 – 2014 vesting period granted on March 12, 2012. If these shares vest, it will be on December 31, 2014, as approved by the Compensation Committee and generally subject to continued employment through December 31, 2014.

(4)
This represents a grant of performance shares for the 2012 – 2014 performance period granted on March 12, 2012. If these shares vest, it will be on December 31, 2014, as approved by the Compensation Committee and generally subject to continued employment through December 31, 2014. These numbers are being reported at threshold of 50 percent based on the current estimate of performance as of December 31, 2013.

(5)
This represents a grant of RSUs for the 2013 – 2015 vesting period granted on March 11, 2013. If these shares vest, it will be on December 31, 2015, as approved by the Compensation Committee and generally subject to continued employment through December 31, 2015.

(6)
This represents a grant of performance shares for the 2013 – 2015 performance period granted on March 11, 2013. If these shares vest, it will be on December 31, 2015, as approved by the Compensation Committee and generally subject to continued employment through December 31, 2015. These numbers are being reported at threshold of 50 percent based on the current estimate of performance as of December 31, 2013.

(7)
This represents a grant of RSUs granted to Mr. Tompkins on November 11, 2013. The RSUs vest 50 percent on the first anniversary of the date of grant and the remaining 50 percent on the second anniversary of the date of grant.

(8)
Regarding Mr. Hart’s outstanding equity awards at the time of his termination, he will continue to vest in a prorated portion (through March 31, 2014) of his outstanding performance share awards based on actual performance and in a prorated portion (through March 31, 2014) of his outstanding restricted share unit awards. Mr. Williams is expected to continue to vest in a prorated portion (through July 1, 2014) of his outstanding performance share awards based on actual performance and in a prorated portion (through July 1, 2014) of his outstanding restricted share unit awards.

(9)	Mr. Carrabba's RSUs and performance shares have been prorated through December 31, 2013.

(10)	Ms. Brlas' RSUs and performance shares have been prorated based on her July 31, 2013 retirement.
2013 Option Exercises and Stock Vested
Columns (b) and (c) in the following table set forth certain information regarding performance shares and RSUs awards that vested during 2013 for the NEOs based on the applicable fair market value. None of our NEOs had outstanding option awards during the fiscal year ended December 31, 2013.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (b)		Value Realized on Vesting ($) (1) (c)
Halverson (2)	—		—
Paradie	—	(3)	—
	1,020	(4)	26,734
Tompkins	—	(3)	—
	2,330	(4)	61,069
Gallagher	—	(3)	—
	2,820	(4)	73,912
Williams	—	(3)	—
	910	(4)	23,851
Hart	—	(3)	—
	860	(4)	22,541
Carrabba (5)	—	(3)	—
	9,390	(4)	246,112
	44,673	(6)	1,170,879
	12,480	(6)	327,101
Brlas (7)	—	(3)	—
	2,626	(4)	68,827

(1)	The values shown in column (c) were computed by multiplying the number of vested RSUs and performance shares by the closing price of a common share on December 31, 2013, which was $26.21.

(2)	Mr. Halverson did not have equity vest in 2013.

(3)	This represents a performance share award granted during 2011 for the 2011 – 2013 performance period that paid out at zero percent of the award based on the performance criteria.

(4)	This represents an award of RSUs granted during 2011 for the 2011 – 2013 performance period.

(5)	Mr. Carrabba's performance shares and RSUs were not prorated pursuant to the terms of his Severance Agreement and Release.

(6)
This represents the 2009 and 2010 CEO Strategic Initiative Grants made on December 17, 2009 and March 8, 2010, respectively, and vested on December 31, 2013. The number of shares paid out under these awards was determined by the Compensation Committee in December 2013 based upon the achievement of certain performance factors noted above that were evaluated at the Compensation Committee’s discretion in light of Mr. Carrabba's Severance Agreement and Release.

(7)	Ms. Brlas' performance shares and RSUs have been prorated based on her July 31, 2013 retirement.
2013 Pension Benefits
The table below shows the present value of accumulated benefits payable to each NEO and the number of years of service credited to each such NEO under the Pension Plan and the SERP. The calculation was determined using interest rate and mortality rate assumptions consistent with those used in Cliffs’ financial statements.
The Pension Plan provides a participant, including the NEOs, with the greater of:
(a)    the sum of:

(1)	for service with Cliffs through June 30, 2008, his or her accrued benefit under the plan’s Final Average Pay Formula described below; and

(2)	for service with Cliffs after June 30, 2008, his or her cash balance credits and interest under the Cash Balance Formula described below; or
(b)    the sum of:

(1)	for service with Cliffs through June 30, 2003, his or her accrued benefit under the Final Average Pay Formula described below; and

(2)	for service with Cliffs after June 30, 2003, his or her cash balance credits and interest after June 30, 2003 under the Cash Balance Formula described below.
The Final Average Pay Formula provides a benefit that generally is based on a 1.65 percent pension formula. For each year of service up to June 30, 2003 or June 30, 2008, as the case may be, the plan provides 1.65 percent of Average Monthly Compensation. Average Monthly Compensation is defined as the average annual compensation earned during the 60 consecutive months providing the highest such average during the last 120 months preceding the applicable date. The benefit is subject to an offset of 50 percent of Social Security benefits through the applicable date. Benefits are payable as an annuity, unreduced for early commencement, upon the attainment of normal retirement at age 65, or at 30 years of service. None of the NEOs were eligible for an accrued benefit under the Final Average Pay Formula on December 31, 2013 other than Mr. Gallagher.
The Cash Balance Formula provides a benefit payable at any time equal to the value of a notional cash balance account. For each calendar quarter after the applicable date, a credit is made to the account equal to a percentage of the officer’s pay ranging from four percent to 10 percent based upon his or her age and service with transitional pay credits up to 13 percent during the transition period from June 30, 2003 to June 30, 2008. Interest is credited to the account balance on a quarterly basis. At retirement or termination of employment, the accumulated account balance can be paid as either a lump sum or actuarially equivalent annuity.
The compensation used to determine benefits under the Pension Plan is the sum of salary and annual incentive compensation paid under the EMPI Plan to a participant during a calendar year. Pensionable earnings for each of Cliffs’ NEOs during 2013 include the amount shown for 2013 in column (c) of the “2013 Summary Compensation Table” above, plus the amount of incentive compensation earned in 2013 and paid in 2014, respectively.
The SERP generally provides the NEOs with the benefits that would have been payable under the Pension Plan if certain Code limitations did not apply to the Pension Plan. The SERP was amended effective for 2006 and future accruals to eliminate the payment of annual accruals and to provide that SERP accruals will instead be paid at retirement or termination.
For more information about the NEOs’ pension and SERP benefits, refer to the “Compensation Discussion and Analysis - Retirement and Deferred Compensation Benefits.”

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Halverson	Salaried Pension Plan	—	—	—
	SERP	—	—	—
Paradie	Salaried Pension Plan	6.3	97,000	—
	SERP	6.3	66,600	—
Tompkins (1)	Salaried Pension Plan	3.6	68,500	—
	SERP	17.3	141,300	—
Gallagher	Salaried Pension Plan	32.4	1,197,400	—
	SERP	32.4	1,968,000	—
Williams (2)	Salaried Pension Plan	N/A	N/A	N/A
	SERP	N/A	N/A	N/A
Hart (2)	Salaried Pension Plan	N/A	N/A	N/A
	SERP	N/A	N/A	N/A
Carrabba	Salaried Pension Plan	8.4	177,500	—
	SERP	8.4	2,414,300	—
Brlas	Salaried Pension Plan	6.6	128,900	—
	SERP	6.6	306,400	—

(1)
For purposes of calculating the supplemental retirement benefit, the Compensation Committee approved a hire date of 1996 for Mr. Tompkins. Effective April 2012, Cliffs determined that it would no longer offer service credits for incoming executives.

(2)	Messrs. Williams and Hart are not eligible to participate due to their non-U.S. status.
2013 Non-Qualified Deferred Compensation
Pursuant to the 2012 NQDC Plan, in 2013 the NEOs were permitted to defer, on a pre-tax basis, up to 50 percent of their base salary and all or a portion of their annual incentive under the EMPI Plan. Prior to 2012, in the 2005 VNQDC Plan, executives were permitted to defer their EMPI awards in stock as well as the performance shares and RSUs from the long-term awards. Additionally, we matched 25 percent of the EMPI awards deferred into stock units; matched amounts vest at the end of five years. The 2012 NQDC Plan discontinued the stock deferrals and the 25 percent match.
Cash deferrals earn interest at the Moody’s Corporate Average Bond Yield rate or other investments provided in our 401(k) Savings Plan. Stock awards, permitted under the 2005 VNQDC Plan, which could be deferred into only stock units, are denominated in Cliffs common shares and vary with our share price performance.
Additionally, the 2012 NQDC Plan provides to the extent performance-based contributions credited to the 401(k) Savings Plan exceed Code limits for a qualified deferred compensation plan, the contributions are credited to the accounts of executives under the non-qualified deferred compensation plan. These specific cash accounts are not convertible to share units. Similarly, if a NEO’s salary reduction contributions to the 401(k) Savings Plan are limited by Code limitations, the amount that exceeds the limit will be credited to the executive’s account under the 2012 NQDC Plan together with the Cliffs match he or she would have had under the 401(k) Savings Plan.
This table discloses in column (b) the contributions by each NEO to the 2012 NQDC Plan. The contributions include any pre-tax contributions of salary and EMPI awards.
Column (c) of the table below includes matching contributions we made on behalf of the NEOs to the 2012 NQDC Plan and performance-based contributions authorized under the 401(k) Savings Plan that were credited to the 2012 NQDC Plan, if any.
Column (d) of the table below includes interest earned on cash deferrals and dividends earned on deferred shares.

Name(a)	Executive Contributions in Last FY ($) (1) (b)	Registrant Contributions in Last FY ($) (2) (c)	Aggregate Earnings in Last FY ($) (3) (d)	Aggregate Withdrawals / Distribution ($) (e)		Aggregate Balance at Last FYE ($) (4) (f)
Halverson	—	—	—	—		—
Paradie	—	6,233	4,451	—		190,479
Tompkins	—	12,350	3,911	—		148,587
Gallagher	—	12,174	78,008	—		3,137,213
Williams (5)	N/A	N/A	N/A	N/A		N/A
Hart (5)	N/A	N/A	N/A	N/A		N/A
Carrabba	—	—	74,894	—		1,628,956
Brlas	—	—	21,922	(156,392)	(6)	654,451

(1)
No NEOs elected to defer base salary or EMPI amounts, so no amounts are disclosed in column (b). Any amounts that could have been disclosed here also would have been included in the "Salary" or "Non-Equity Incentive Plan Compensation" columns in the "2013 Summary Compensation Table".

(2)	The amounts shown in column (c) consist of Cliffs' matching contributions disclosed in the column “All Other Compensation” in the “2013 Summary Compensation Table".

(3)
The amounts shown in column (d) include above-market earnings disclosed in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column in the “2013 Summary Compensation Table”.

(4)	The aggregate balances in column (f) include compensation earned in prior years, beginning in 2006, that previously was reported in prior Summary Compensation Tables as follows:

Name(a)	Total ($)
Halverson	—
Paradie	151,956
Tompkins	152,315
Gallagher	147,677
Williams	N/A
Hart	N/A
Carrabba	1,530,005
Brlas	377,601

(5)	Messrs. Williams and Hart are not eligible to participate due to their non-U.S. status.

(6)	Reflects a 2013 distribution.
Potential Payments Upon Termination or Change in Control
The tables and discussion below reflect the compensation payable to each of the NEOs, other than Mr. Carrabba and Ms. Brlas (who departed during 2013), in the event of termination of such executive’s employment under a variety of different circumstances, including voluntary termination, involuntary termination without cause and termination following a change in control. The amounts shown assume in all cases that such termination was effective as of December 31, 2013. All amounts shown are estimates of the amounts that would be paid to the executives upon their termination; the actual amounts only can be determined at the time of such executive’s separation from Cliffs.
A discussion of the payments and benefits actually paid or payable to Messrs. Carrabba and Gallagher and Ms. Brlas in connection with their respective 2013 separations is provided at the end of this section. We also discuss at the end of this section our severance agreement and release with Mr. Hart. Mr. Williams' payments and benefits will be provided on terms substantially similar to those described below, but accounting for his service through July 1, 2014.
Payments Made Upon All Terminations
If a NEO’s employment terminates, he or she is entitled to receive certain amounts earned during his or her term of employment no matter the cause of termination. Such amounts may include:

•	Salary through the date of termination;

•	Unused vacation pay;

•	Accrued and vested benefits under the Pension Plan, SERP, 401(k) Savings Plan, 2005 VNQDC Plan and 2012 NQDC Plan, if applicable; and

•	Undistributed performance shares, performance share units and RSUs for periods that have been completed.
The terms of Messrs. Williams’ and Hart's employment agreements are described in “Compensation Discussion and Analysis - Supplementary Compensation Policies” on page 28.
Additional Payments Upon Involuntary Termination Without Cause
In the event that a NEO is terminated involuntarily without cause, he or she typically would receive the following additional payments or benefits in the sole discretionary judgment of the Compensation Committee, taking into account the nature of the termination, the length of the executive’s service with Cliffs, and the executive’s current incentive targets:

•	Severance payments;

•	Continued health insurance benefits;

•	Outplacement services;

•
Pursuant to the terms of our 2007 Amended and Restated Incentive Equity Plan and 2012 Incentive Equity Plan, as amended, a pro rata portion, subject to the Compensation Committee’s discretion, in which it can increase or decrease the proration, from time to time, of his or her performance shares and RSUs. Such shares will be paid when such shares and units would otherwise be paid; and

•	Financial services.
There is no legally binding agreement requiring that any such payments or benefits be paid to any NEO, except in the case of a change in control and resulting qualifying termination. Because all such benefits are at the discretion of the Compensation Committee, it is impossible to estimate the amount that would be paid in such circumstances. However, Mr. Williams has, and Mr. Hart had, an employment agreement that specifies that if he is involuntarily terminated without cause because his position becomes redundant, he is entitled to 12 months of base salary, but if either party terminates employment with a three months' written notice, a payment of three months' base salary may be paid in lieu of the notice.
Additional Payments Upon Retirement
Executives are eligible for retirement at age 65 and eligible for early retirement at age 55 with at least 15 years of service. Early retirement eligibility for EMPI, performance shares and RSUs is at age 55 and five years of service. Our cash balance pension plan has only a service requirement of three years for full vesting. In the event of any NEO's retirement, the following amounts will be paid and benefits will be provided, in addition to the amounts payable to all terminated salaried employees:

•	A pro rata portion of the annual incentive award under the EMPI Plan for the year in which he or she retires unless otherwise determined by the Compensation Committee;

•	Any unpaid annual incentive award under the EMPI Plan for the year prior to the year of retirement;

•
A pro rata portion, subject to the Compensation Committee’s discretion, in which it can increase or decrease the proration, from time to time, of his or her performance shares and RSUs. Such shares will be paid when such shares and units would otherwise be paid;

•
If the employee was hired prior to 1993, as in the case of Mr. Gallagher, he or she will be entitled to retiree medical and life insurance for the rest of his or her life and the life of his or her spouse on the same terms as any other salaried employee hired prior to 1993; and

•	He or she will become vested in certain matching contributions under the 2005 VNQDC Plan provided that the amounts are not withdrawn until the end of the five-year vesting period.

Additional Payments Upon Change in Control (Without Termination)
Under the terms of the Participant Long-Term Incentive Grant Agreements entered into prior to September 2013, the NEOs are entitled to the following benefits upon the occurrence of a change in control, regardless of whether the employment of the NEO is terminated:

•	The restrictions on the restricted shares lapse immediately; and

•	The performance shares at the original target grant and RSUs vest immediately.
Effective September 2013 upon a change in control, all future equity granted to participants will be subject to potential assumption, replacement or continuation of the award in certain circumstances in lieu of immediately vesting and payout (or immediate vesting and payout if such assumed, replaced or continued awards are not provided).
For this purpose, a "change in control" generally means the occurrence of any of the following events:
(1)    Any one person, or more than one person acting as a group, acquires ownership of Cliffs common shares possessing 35 percent or more of the total voting power of Cliffs common shares or the then-outstanding shares (subject to certain exceptions);
(2)    A majority of members of Cliffs’ Board is replaced by directors whose appointment or election is not endorsed by a majority of Cliffs’ Board prior to the date of the appointment or election; or
(3)    Approval by Cliffs’ shareholders of a complete liquidation or dissolution of Cliffs.
Acquisitions of Cliffs’ common shares pursuant to certain business combination or similar transactions described in Cliffs’ equity incentive plans, however, will not constitute a change in control if, generally speaking, in each case, immediately after such business transaction:

•
Owners of Cliffs common shares immediately prior to the business transaction own more than 50 percent of the entity resulting from the business transaction in substantially the same proportions as their pre-business transaction ownership of Cliffs common shares;

•
No one person, or more than one person acting as a group (subject to certain exceptions), owns 35 percent or more of the combined voting power of the entity resulting from the business transaction or the outstanding common shares of such resulting entity; and

•
At least a majority of the members of the board of directors of the entity resulting from the business transaction were members of the incumbent Board of Cliffs when the business transaction agreement was signed or approved by Cliffs’ Board. For purposes of this exception, the incumbent board of directors of Cliffs generally means those directors who were serving as of August 11, 2008 (or a prior date in the case of certain pre-2007 equity awards) or whose appointment or election was endorsed by a majority of the incumbent members prior to the date of such appointment or election.

Except as it pertains to the definition of business combination or similar transactions, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with Cliffs.
Our 2007 Incentive Equity Plan and 2012 Incentive Equity Plan also clarify that the following two plan provisions do not apply to the definition of “Business Combination”: (1) persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with Cliffs; and (2) if a person, including an entity, owns stock in both corporations that enter into a merger, consolidation, purchase or acquisition of stock, or similar transaction, such shareholder is considered to be acting as a group with other shareholders in a corporation prior to the transaction giving rise to the change and not with respect to the ownership interest in the other corporation.

Additional Payments Upon Termination Without Cause after Change in Control
Each of the NEOs, with the exception of Messrs. Carrabba and Gallagher and Ms. Brlas due to their separation from Cliffs and Messrs. Williams and Hart, has a written change in control severance agreement that applies only in the event of termination during the two years after a change in control. The terms of Mr. Williams' employment agreement, which includes change in control benefits, is described on page 28 in "Compensation Discussion and Analysis - Supplementary Compensation Policies" and Mr. Hart's employment agreement, which also included change in control benefits, is described on page 28. If one of the NEOs is involuntarily terminated during the two years after a change in control, for a reason other than cause, he or she will be entitled to the following additional benefits:
(1)    A lump sum payment in an amount equal to three times the sum, or two times in the case of Mr. Paradie, of (A) base salary (at the highest rate in effect during the five-year period prior to the termination date), plus (B) annual incentive pay at the target level for the year of separation, year prior to the change in control or year of the change in control, whichever is greater.
(2)    Coverage for a period of 24 or 36 months following the termination date, for health, life insurance and disability benefits.
(3)    A lump sum payment in an amount equal to the sum of the additional future pension benefits that the executive would have been entitled to receive for two or three years following the termination date under the SERP.
(4)    Incentive pay at target levels for the year in which the termination date occurs.
(5)    Outplacement services in an amount up to 15 percent of the executive’s base salary.
(6)    Post-retirement medical, hospital, surgical and prescription drug coverage for the lifetime of the executive, his or her spouse and any eligible dependents at the normal participant cost based on the executive’s age at retirement.
(7)    He or she will become immediately vested in certain matching contributions under the 2005 VNQDC Plan.
(8)    He or she will be provided perquisites for a period of 36 months, or 24 months in the case of Mr. Paradie, comparable to the perquisites he or she was receiving before the termination of his or her employment or the change in control, whichever was greater.
Similar benefits are paid if the executive voluntarily terminates his or her employment during the two years following a change in control by reason of any one of the following occurring and the executive provides notice to Cliffs and Cliffs fails to cure:
(a)    a material diminution in the executive’s base pay;
(b)    a material diminution in the executive’s authority, duties or responsibilities;
(c)    a material change in the geographic location at which the executive must perform services;
(d)    a reduction in the executive’s incentive pay opportunity that results in a material diminution of the executive’s potential total compensation; or
(e)    breach of employment agreement, if any, under which the executive provides services.
For purposes of the change in control severance agreements, “cause” generally means termination of an executive for the following acts: (A) conviction of a criminal violation involving fraud, embezzlement or theft in connection with his or her duties or in the course of his or her employment with Cliffs or any subsidiary of Cliffs; (B) intentional wrongful damage to property of Cliffs or any subsidiary of Cliffs; (C) intentional wrongful disclosure of secret processes or confidential information of Cliffs or any subsidiary of Cliffs; or (D) intentional wrongful engagement in any competitive activity.
In order to receive benefits under the change in control severance agreements, the NEOs may not disclose Cliffs’ confidential and proprietary information, may not go into competition with Cliffs, and may not solicit Cliffs’ employees to leave Cliffs’ employment.

Additional Payments Upon Death or Disability
In the event of any NEO's death or disability, the following amounts will be paid and benefits will be provided, in addition to the amounts payable to all terminated salaried employees:

•	Full vesting, subject to the Compensation Committee’s discretion, from time to time, of his or her target performance shares and RSUs.
Potential Termination Payments to Named Executive Officers
The following tables show the benefits payable to the NEOs other than Mr. Carrabba and Ms. Brlas upon various types of terminations of employment and change in control assuming an effective date of December 31, 2013.
Gary B. Halverson

Benefit	Voluntary Termination ($)	Retirement ($)	Involuntary (without Cause) Termination ($)	Change in Control without Termination ($)	Termination without Cause after Change in Control ($)	Death ($)	Disability ($)
Cash Severance	—	—	—	—	6,441,000	—	—
Non-Equity Incentive Plan Compensation	—	—	—	—	1,197,000	—	—
Equity	—	—	94,262	1,571,027	1,571,027	94,262	94,262
Retirement Benefits	—	—	—	—	444,274	—	—
Non-Qualified Deferred Compensation	—	—	—	—	—	—	—
Other (Health & Welfare, Outplacement, Perquisites)	—	—	—	—	183,116	—	—
TOTAL	—	—	94,262	1,571,027	9,836,417	94,262	94,262
Terrance M. Paradie

Benefit	Voluntary Termination ($)	Retirement ($)	Involuntary (without Cause) Termination ($)	Change in Control without Termination ($)	Termination without Cause after Change in Control ($)	Death ($)	Disability ($)
Cash Severance	—	—	—	—	1,619,200	—	—
Non-Equity Incentive Plan Compensation	—	—	—	—	369,600	—	—
Equity	—	—	297,658	749,344	749,344	297,658	297,658
Retirement Benefits	163,601	—	163,601	—	288,862	165,246	165,246
Non-Qualified Deferred Compensation	190,479	—	190,479	190,479	190,479	190,479	190,479
Other (Health & Welfare, Outplacement, Perquisites)	—	—	—	—	118,118	—	—
TOTAL	354,080	—	651,738	939,823	3,335,603	653,383	653,383
P. Kelly Tompkins

Benefit	Voluntary Termination ($)	Retirement ($)	Involuntary (without Cause) Termination ($)	Change in Control without Termination ($)	Termination without Cause after Change in Control ($)	Death ($)	Disability ($)
Cash Severance	—	—	—	—	2,732,400	—	—
Non-Equity Incentive Plan Compensation	—	—	—	—	415,800	—	—
Equity	—	—	517,106	1,641,271	1,641,271	517,106	517,106
Retirement Benefits	209,836	—	209,836	—	478,410	215,058	215,058
Non-Qualified Deferred Compensation	148,587	—	148,587	148,587	148,587	148,587	148,587
Other (Health & Welfare, Outplacement, Perquisites)	—	—	—	—	131,890	—	—
TOTAL	358,423	—	875,529	1,789,858	5,548,358	880,751	880,751

Donald J. Gallagher

Benefit	Voluntary Termination ($)	Retirement ($)	Involuntary (without Cause) Termination ($)	Change in Control without Termination ($)	Termination without Cause after Change in Control ($)	Death ($)	Disability ($)
Cash Severance	—	—	—	—	3,174,000	—	—
Non-Equity Incentive Plan Compensation	—	437,000	—	—	483,000	—	—
Equity	—	615,761	615,761	1,432,377	1,432,377	615,761	615,761
Retirement Benefits	3,319,852	3,319,852	3,319,852	—	3,711,776	2,252,903	3,321,807
Non-Qualified Deferred Compensation	3,137,213	3,137,213	3,137,213	3,137,213	3,137,213	3,137,213	3,137,213
Other (Health & Welfare, Outplacement, Perquisites)	—	—	—	—	164,359	—	—
TOTAL	6,457,065	7,509,826	7,072,826	4,569,590	12,102,725	6,005,877	7,074,781
Colin Williams

Benefit	Voluntary Termination ($)	Retirement ($)	Involuntary (without Cause) Termination ($)		Change in Control without Termination ($)	Termination without Cause after Change in Control ($)	Death ($)	Disability ($)
Cash Severance	—	—	907,853	(1)	—	1,815,706	—	—
Non-Equity Incentive Plan Compensation	—	—	—		—	334,430	—	—
Equity	—	—	283,767		713,175	713,175	283,767	283,767
Retirement / Superannuation Benefits	—	—	—		—	—	—	—
Non-Qualified Deferred Compensation	—	—	—		—	—	—	—
Other (Health & Welfare, Outplacement, Perquisites)	—	—	—		—	—	—	—
TOTAL	—	—	1,191,620		713,175	2,863,311	283,767	283,767

(1)	This amount includes the 12-month redundancy payment. If either party terminates Mr. Williams' employment, he is entitled to three months' base salary ($103,829) in lieu of notice.
William Hart

Benefit	Voluntary Termination ($)	Retirement ($)	Involuntary (without Cause) Termination ($)		Change in Control without Termination ($)	Termination without Cause after Change in Control ($)	Death ($)	Disability ($)
Cash Severance	—	—	869,221	(1)	—	1,738,442	—	—
Non-Equity Incentive Plan Compensation	—	289,704	—		—	320,199	—	—
Equity	—	210,116	210,116		498,777	498,777	210,116	210,116
Retirement / Superannuation Benefits	—	—	—		—	—	—	—
Non-Qualified Deferred Compensation	—	—	—		—	—	—	—
Other (Health & Welfare, Outplacement, Perquisites)	—	—	—		—	—	—	—
TOTAL	—	499,820	1,079,337		498,777	2,557,418	210,116	210,116

(1)	This amount includes the 12-month redundancy payment. If either party terminates Mr. Hart's employment, he is entitled to three months' base salary ($99,305) in lieu of notice.

Payments in Connection with Mr. Gallagher’s Departure
In connection with Mr. Gallagher’s retirement on December 31, 2013, he received certain payments and benefits pursuant to a Severance Agreement and Release. The 2013 compensation for Mr. Gallagher in the “2013 Summary Compensation Table” includes the following payments and benefits in connection with his retirement (all of which are reflected in the “All Other Compensation” column of that table): a lump sum payment equal in value to 24 months base pay ($1,150,000) plus an amount equal to two times target bonus under the EMPI Plan ($920,000).
Restricted share units ($103,530) and performance shares ($155,687) for the 2012 - 2014 performance period and restricted share units ($254,237) and performance shares ($381,618) for the 2013 - 2015 performance period that were subject to pro rata vesting due to Mr. Gallagher's retirement as of December 31, 2013 had the Compensation Committee not approved full vesting. The shares are being valued as of December 31, 2013 at a threshold payout based on the current estimate of performance as of December 31, 2013. The value of $895,072 for these equity awards are not included in the “All Other Compensation” column of the “2013 Summary Compensation Table” because amounts covering these awards were disclosed previously in the Summary Compensation Table in prior years (and thus would represent double-counting) and do not represent additional compensation or fair value accrued in connection with the retirement.
Please see the “2013 Pension Benefits” table for Mr. Gallagher accumulated benefits under the Pension Plan and SERP and the “2013 Non-Qualified Deferred Compensation” table for his accrued benefits under the 2005 VNQDC Plan.
Payments in Connection with Mr. Carrabba’s Departure
In connection with Mr. Carrabba’s retirement as of November 15, 2013, he received certain payments and benefits pursuant to a Severance Agreement and Release. The 2013 compensation for Mr. Carrabba in the “2013 Summary Compensation Table” includes the following payments and benefits in connection with his retirement (all of which are reflected in the “All Other Compensation” column of that table): a lump sum payment equal in value to 24 months base pay ($2,200,000) plus an amount equal to two times target bonus under the EMPI Plan ($3,080,000); incentive award earned in 2013 under the EMPI Plan ($1,573,880); base salary continuation ($137,500); accrued but unused vacation ($42,308); continued medical coverage until age 65 ($52,933) for Mr. Carrabba and his spouse and legal fees ($14,500).
Additional amounts related to awards under the terms of our 2007 Incentive Equity Plan and 2012 Incentive Equity Plan valued as of December 31, 2013 but not reflected above include non pro rata vesting of restricted share units ($246,112) and performance shares ($0) for the 2011 - 2013 performance period, pro rata vesting of restricted share units ($272,951) and performance shares ($409,584) for the 2012 - 2014 performance period and pro rata vesting of restricted share units ($306,316) and performance shares ($459,592) for the 2013 - 2015 performance period. The shares are being valued at a performance share threshold payout based on the actual or current estimate of performance as of December 31, 2013. Additional amounts related to the vesting of awards under the CEO Strategic Initiative Grants ($1,497,980) under the terms of our 2007 Incentive Equity Plan and that vested at target pursuant to Mr. Carrabba's Severance Agreement and Release also are not reflected above. The value of $3,192,535 for these equity awards are not included in the “All Other Compensation” column of the “2013 Summary Compensation Table” because amounts covering these awards were disclosed previously in the Summary Compensation Table in prior years (and thus would represent double-counting) and because the pro rata features, or target vesting in the case of the CEO Strategic Initiative Grants, were part of the original award and do not represent additional compensation or fair value accrued in connection with the retirement.
Please see the “2013 Pension Benefits” table for Mr. Carrabba’s accumulated benefits under the Pension Plan and SERP and the “2013 Non-Qualified Deferred Compensation” table for his accrued benefits under the 2005 VNQDC Plan.
Payments in Connection with Ms. Brlas’ Departure
In connection with Ms. Brlas’ retirement on July 31, 2013, she received certain payments and benefits pursuant to a Severance Agreement and Release. The 2013 compensation for Ms. Brlas in the “2013 Summary Compensation Table” includes the following payments and benefits in connection with her retirement (all of which are reflected in the “All Other Compensation” column of that table): a lump sum payment equal in value to 24 months base pay ($1,240,000) plus an amount equal to two times target bonus under the EMPI Plan ($992,000); an amount equal in value to her incentive award earned in 2013 under the EMPI Plan ($506,912); accrued but unused vacation ($71,540); and continued medical coverage for up to two years ($1,934) for Ms. Brlas and her spouse. Ms. Brlas obtained medical coverage outside of Cliffs after she retired and is no longer is eligible for Cliffs' medical coverage.
Additional amounts related to awards under the terms of our 2007 Incentive Equity Plan and 2012 Incentive Equity Plan valued as of December 31, 2013 but not reflected above include pro rata vesting of restricted share units ($68,827) and performance shares ($0) for the 2011 - 2013 performance period, pro rata vesting of restricted share units ($66,809) and performance shares ($100,227) for the 2012 - 2014 performance period and pro rata vesting of restricted share units ($53,311) and performance shares ($80,019) for the 2013 - 2015 performance period. The shares are being valued at a performance share threshold payout based on the current estimate of performance as of December 31, 2013 and are prorated to Mr. Brlas' July 31, 2013 retirement. The value of $369,193 for these equity awards are not included in the “All Other Compensation” column of the “2013 Summary Compensation Table” because amounts covering these awards were disclosed previously in the Summary Compensation Table in prior years (and thus would represent double-counting) and because the pro rata features were part of the original award and do not represent additional compensation or fair value accrued in connection with the retirement.
Please see the “2013 Pension Benefits” table for Ms. Brlas’ accumulated benefits under the Pension Plan and SERP and the “2013 Non-Qualified Deferred Compensation” table for her accrued benefits under the 2005 VNQDC Plan.
Payments in Connection with Mr. Hart's Departure
In connection with Mr. Hart’s termination of employment with Cliffs as of March 25, 2014, Cliffs and Mr. Hart entered into a Severance Agreement and Release. Under the terms of this arrangement, Mr. Hart received the following payments and benefits, which payments and benefits are not reflected in the “2013 Summary Compensation Table” or elsewhere in this report because this arrangement was not entered into during 2013 (amounts in USD and converted at the rate of $1.00 AUD : $0.9689 USD, and subject to applicable taxes): a lump sum cash payment equal in value to 18 months base pay (approximately $654,008) plus an amount equal to one and one-half times target bonus under the EMPI Plan (approximately $457,805). This amount included the required payment in lieu of notice described above, and a 15% superannuation contribution will be made on this cash payment.
In addition, Mr. Hart: will participate in the 2014 EMPI Plan on a 1/3 prorated basis based on actual performance for the performance period; received salary continuation through March 31, 2014 (approximately $8,176); is eligible to receive a health insurance reimbursement of approximately $1,686; and will receive tax services paid for by Cliffs for tax years 2013 through 2015. In terms of Mr. Hart’s outstanding equity awards, he will continue to vest in a prorated portion (through March 31, 2014) of his outstanding performance share awards based on actual performance (estimated at target performance to be approximately $175,567.26 as of March 31, 2014) and in a prorated portion (through March 31, 2014) of his outstanding restricted share unit awards (approximately $58,413.30 as of March 31, 2014).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY
The following table sets forth the amount and percent of common shares that, as of April 28, 2014 (except as otherwise indicated), are deemed under the rules of the SEC to be “beneficially owned” by each director, by each nominee for director, by our CEOs, CFO and the other named executive officers as identified in the “2013 Summary Compensation Table” below by such persons, individually and collectively by the directors, nominees for director and the other executive officers as a group, and by any person or “group” (as the term is used in the Securities Exchange Act of 1934, as amended, or Exchange Act) known to us as of that date to be a “beneficial owner” of more than five percent or more of the outstanding common shares. None of our directors, director nominees or executive officers own any of the outstanding shares of mandatory convertible preferred stock as of April 28, 2014. None of the shares owned by our directors, director nominees or executive officers are pledged as security.

Name of Beneficial Owner	Amount and Nature of “Beneficial Ownership”(1)
	Beneficial Ownership(2)	Investment Power		Voting Power		Percent of Class(3)
		Sole	Shared	Sole	Shared
Directors / Nominees
Susan M. Cunningham	20,402	20,402	—	20,402	—	—
Barry J. Eldridge	24,103	24,103	—	24,103	—	—
Mark E. Gaumond	5,046	5,046		5,046
Andrés R. Gluski	12,049	12,049	—	12,049	—	—
Susan M. Green	11,680	11,680	—	11,680	—	—
Janice K. Henry	11,200	11,200	—	11,200	—	—
Stephen M. Johnson	2,728	2,728	—	2,728	—	—
James F. Kirsch (interim executive Chairman)	10,184	10,184	—	10,184	—	—
Richard K. Riederer	28,760	28,760	—	28,760	—	—
Timothy W. Sullivan	5,823	5,823	—	5,823	—	—
Named Executive Officers
Gary B. Halverson	—	—	—	—	—	—
Terrance M. Paradie	17,417	17,417	—	17,417	—	—
P. Kelly Tompkins	27,986	27,986	—	27,986	—	—
Donald J. Gallagher	121,783	121,783	—	121,783	—	—
Colin Williams	910	910	—	910	—	—
William Hart	—	—	—	—	—	—
Joseph A. Carrabba	7,144	7,144	—	7,144	—	—
Laurie Brlas	86,644	86,644	—	86,644	—	—
All Current Directors and Executive Officers as a group (19 Persons)(4)	267,929	267,929	—	267,929	—	—
Other Persons
Capital World Investors(5) 333 South Hope Street Los Angeles, CA 90071	16,942,143	16,942,143	—	16,942,143	—	11.06%
BlackRock Inc.(6) 40 East 52nd Street New York, NY 10022	12,839,655	12,839,655	—	11,623,720	—	8.38%
The Vanguard Group, Inc.(7) 100 Vanguard Blvd. Malvern, PA 19355	10,305,958	10,112,709	193,249	200,949	—	6.73%
TIAA-CREF Investment Management, LLC Teachers Advisors, Inc.(8) 730 Third Avenue New York, NY 10017	9,172,605	9,172,605	—	9,172,605	—	5.99%
Casablanca Capital LP(9) 450 Park Avenue, Suite 1403 New York, NY 10022	7,957,520	51,000	7,906,520	—	7,906,520	5.19%

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

(2)
The amounts include the indirect share ownership held by directors and officers under various deferred compensation plans described in this Form 10-K/A. The indirect share ownership as of April 28, 2014 is as follows: Mr. Kirsch—8,235; Mr. Riederer—26,205; Mr. Paradie—6,628; Mr. Tompkins—3,917;Mr. Gallagher—108,113; Mr. Carrabba—7,144; Ms. Brlas—17,301; and all current directors and executive officers as a group (19 Persons)— 211,899. There are no other shares that may be acquired within 60 days.

(3)	Less than one percent, except as otherwise indicated.

(4)	The number of executive officers has decreased since 2013.

(5)	Capital World Investors reported its ownership on Amendment No. 5 to Schedule 13G filed with the SEC on February 13, 2014.

(6)	BlackRock Inc. reported its ownership on Amendment No. 4 to Schedule 13G filed with the SEC on February 10, 2014.

(7)	The Vanguard Group, Inc. reported its ownership on Amendment No. 2 to Schedule 13G filed with the SEC on February 12, 2014.

(8)	TIAA-CREF Investment Management, LLC and Teachers Advisors, Inc. reported their combined ownership on a Schedule 13G filed with the SEC on February 14, 2014.

(9)	Casablanca Capital LLC reported its ownership on Amendment No. 1 to Schedule 13D filed with the SEC on February 12, 2014.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth as of December 31, 2013 certain information regarding securities to be issued pursuant to outstanding restricted shares, restricted share units, performance-based awards and securities remaining available for issuance under our equity plans. The 2012 Incentive Equity Plan, the 2007 Incentive Equity Plan and the Directors' Plan have been approved by shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,467,471(1)	N/A	3,029,242(2)
Equity compensation plans not approved by security holders	-	-	-

(1)
Includes 816,333 and 1,179,325 performance share awards from the 2007 Incentive Equity Plan and 2012 Incentive Equity Plan, respectively, which assumes a maximum payout of 200 percent upon meeting certain performance targets; 146,144 and 192,362 RSUs from the 2007 Incentive Equity Plan and 2012 Incentive Equity Plan, respectively, for which issuance is based upon a three-year vesting period; and 1,200 and 130,107 RSUs from the 2007 Incentive Equity Plan and 2012 Incentive Equity Plan, respectively, for which issuance is based on various vesting periods.

(2)	Includes 2,988,310 common shares remaining available under the 2012 Incentive Equity Plan and 40,392 common shares remaining available under the Directors' Plan.
2012 Incentive Equity Plan
The Board approved and adopted the 2012 Incentive Equity Plan on March 13, 2012, subject to the approval of the shareholders of the Company, which was obtained at the annual meeting in May 2012. The maximum number of common shares that may be issued pursuant to awards granted under this plan is 6,000,000 common shares, which shares may be newly issued shares or shares that have been reacquired in the open market or in private transactions.The 2012 Incentive Equity Plan authorizes the Compensation Committee to make awards of option rights, restricted shares, restricted share units, retention shares, deferred shares, performance shares and performance units.
Directors' Plan
The Directors' Plan authorizes the award of restricted shares, which we refer to as the annual equity grant, to the directors upon their election or re-election to the Board at the annual meeting. Through December 31, 2013, the Directors' Plan (i) required the directors to take $24,000 of their annual retainer in common shares unless they met the director Share Ownership Guidelines, and (ii) permitted them to take up to 100 percent of their retainer and other fees in common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
INDEPENDENCE AND RELATED PARTY TRANSACTIONS
Our Board has determined that each of the current directors, other than Messrs. Halverson and Kirsch, and all of the current members of the Audit, Governance and Nominating, and Compensation Committees, have no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) and is independent within the NYSE director independence standards. The Board also determined that Messrs. McAllister and Ross, who served as directors during 2013, met these independence standards. Mr. Halverson is our President & CEO and Mr. Kirsch is our interim executive Chairman, and, as such, each is not considered independent. Messrs. Halverson and Kirsch do not serve as a member of any of Cliffs’ Board committees.
Since January 1, 2013, there have been no transactions or currently proposed transactions, in which Cliffs was or is to be a participant and the amount exceeds $120,000, and in which any related person had or will have a direct or material interest. We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our shareholders.
We have a written Related Party Transactions Policy, pursuant to which we only will enter into related party transactions if our CEO and Chief Legal Officer determine that the transaction is comparable to those that could be obtained in arm’s length dealings with an unrelated third party. If the transaction is approved by our CEO and Chief Legal Officer, then the transaction also must be approved by the disinterested members of our Audit Committee. For purposes of our policy, we define a related person as any person who is a director, executive officer, nominee for director or an immediate family member of a director, an executive officer or a nominee for director. We define a related party transaction as a transaction, agreement or relationship in which Cliffs was, is or will be a participant, the amount of the transaction exceeds $120,000, and a related person has or will have a direct or indirect material interest. However, compensation paid by Cliffs for service as a director or executive officer of the Company is not deemed to be a related party transaction, even if the aggregate amount involved exceeds $120,000. Under our policy, any related party transactions are reviewed by the Audit Committee at each quarterly committee meeting.
We have entered into indemnification agreements with each current member of the Board. The form and execution of the indemnification agreements were approved by our shareholders at the Annual Meeting convened on April 29, 1987. The indemnification agreements essentially provide that, to the extent permitted by Ohio law, we will indemnify the indemnitee against all expenses, costs, liabilities and losses (including attorneys’ fees, judgments, fines or settlements) incurred or suffered by the indemnitee in connection with any suit in which the indemnitee is a party or otherwise involved as a result of his or her service as a member of the Board. In connection with the indemnification agreements, we have a trust agreement with KeyBank National Association pursuant to which the parties to the indemnification agreements may be reimbursed with respect to enforcing their respective rights under the indemnification agreements.
In 2004, we reached an agreement with the United Steelworkers, or USW, pursuant to which the USW may designate a member to the Board provided that the individual is acceptable to the Chairman, is recommended by the Board Affairs Committee (now known as the Governance and Nominating Committee), and is then approved by the full Board to be considered a director nominee. In 2007, Susan Green was first proposed by the USW, elected to the Board by Cliffs’ shareholders in July 2007, and re-elected in each of the years 2008 through 2013.

Item 14.	Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories (in thousands) are as follows:

	2013	2012
Audit Fees(1)	$3,754	$3,656
Audit-Related Fees(2)	301	273
Tax Fees(3)	—	—
All Other Fees	—	—
TOTAL	$4,055	$3,929

(1)
Audit fees consist of fees billed, or to be billed, for professional services rendered for the audit of our annual consolidated financial statements and internal control over financial reporting as of and for the years ended December 31, 2013 and 2012; and reviews of our interim financial statements included in quarterly reports and services normally provided by our independent registered public accounting firm in connection with statutory filings.

(2)
Audit-related fees consist of fees billed, or to be billed, related to agreed-upon procedures and services normally provided by our independent registered public accounting firm in connection with regulatory filings.

(3)	Tax fees consist of fees billed, or to be billed, related to tax consulting services.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval generally is provided for up to one year and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. The Audit Committee has delegated pre-approval authority to the Audit Committee Chair, or any Audit Committee member in her absence, when services are required on an expedited basis, with such pre-approval disclosed to the full Audit Committee at its next scheduled meeting. None of the fees paid to the independent registered public accounting firm under the categories “Audit Fees” and “Audit-Related Fees,” described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SEC.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(3) List of Exhibits - Refer to Exhibit Index on pages 53 - 60, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	April 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	President, Chief	April 29, 2014
G. B. Halverson	Executive Officer and Director
(Principal Executive Officer)
/s/ T.M. PARADIE	Executive Vice President	April 29, 2014
T. M. Paradie	& Chief Financial Officer
(Principal Financial Officer)
/s/ T.K. FLANAGAN	Vice-President, Corporate	April 29, 2014
T. K. Flanagan	Controller & Chief Accounting Officer
(Principal Accounting Officer)
*	Director	April 29, 2014
S. M. Cunningham
*	Director	April 29, 2014
B. J. Eldridge
*	Director	April 29, 2014
M. E. Gaumond
*	Director	April 29, 2014
A. R. Gluski
*	Director	April 29, 2014
S. M. Green
*	Director	April 29, 2014
J. K. Henry
*	Director	April 29, 2014
S. M. Johnson
*	Director	April 29, 2014
J. F. Kirsch
*	Director	April 29, 2014
R. K. Riederer
*	Director	April 29, 2014
T. Sullivan
* The undersigned, by signing his or her name hereto, does sign and execute this Amendment No. 1 to annual report on Form 10-K/A pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed as Exhibit 24 to Cliffs' Form 10-K on February 14, 2014 on behalf of the registrant.
By:     /s/ T.M. PARADIE
(T. M. Paradie, as Attorney-in-Fact)

EXHIBIT INDEX
The following is a list of exhibits filed as a part of this Amendment No. 1 to annual report on Form 10-K/A. All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

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

4.8	Form of Common Share Certificate (filed as Exhibit 4.8 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
Material Contracts
10.1
* Form of Change in Control Severance Agreement, effective January 1, 2014 (covering existing grants) (filed as Exhibit 10.1 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.2	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.2 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
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
10.11
* Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors effective on July 1, 1995 (filed as Exhibit 10.6 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.12
* Amendment to Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated as of January 1, 2001 (filed as Exhibit 10.7 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.13
* Second Amendment to the Amended and Restated Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors dated and effective January 14, 2003 (filed as Exhibit 10.8 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.14
*Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.15
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.16
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.13 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.17
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.18
*Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.19
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.20
*Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.21
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Voluntary Non-Qualified Deferred Compensation Plan (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.22
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.23
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.24
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.25
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.27
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.28
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.29
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.30
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.31
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.32
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.33
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.34
*Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.35
* Trust Agreement No. 8, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Retirement Plan for Non-Employee Directors (filed as Exhibit 10.32 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.36
* First Amendment to Trust Agreement No. 8, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.31 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.37
* Second Amendment to Trust Agreement No. 8, dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.32 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.38
*Third Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ss) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.39
* Trust Agreement No. 9, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Supplemental Compensation Plan (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.40
*First Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(uu) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.41
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.42
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.43
* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Joseph A. Carrabba dated April 29, 2005 (filed as Exhibit 10.38 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.44
*Severance Agreement, by and between Joseph A. Carrabba and Cliffs Natural Resources Inc. and its affiliates, dated July 17, 2013 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference)

10.45
*Release by Joseph A. Carrabba in favor of Cliffs Natural Resources Inc. and its affiliates, dated November 18, 2013 (filed as Exhibit 10.45 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.46
* Letter Agreement of Employment by and between Cleveland-Cliffs Inc and Laurie Brlas dated November 22, 2006 (filed as Exhibit 10.39 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.47
*Severance Agreement and Release, by and between Laurie Brlas and Cliffs Natural Resources Inc. and its affiliates, dated August 20, 2013 (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference)

10.48
*Severance Agreement, by and between David B. Blake and Cliffs Natural Resources Inc. and its affiliates, dated August 21, 2013 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2013 and incorporated herein by reference)

10.49
*Release by David B. Blake in favor of Cliffs Natural Resources Inc. and its affiliates, dated November 8, 2013 (filed as Exhibit 10.49 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.50
*Letter Agreement of Employment by and between Cliffs Natural Resources Inc. and Gary B. Halverson dated October 23, 2013 (filed as Exhibit 10.50 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.51
*Non-employee Director Phantom Stock Unit Award Agreement, by and between Cliffs and James F. Kirsch dated July 9, 2013 (filed as Exhibit 10.51 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.52
*Letter Agreement between Cliffs Natural Resources Inc. and James Kirsch dated December 4, 2013 (filed as Exhibit 10.52 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.53
*Severance Agreement and Release between Cliffs Natural Resources Inc. and Donald J. Gallagher dated December 30, 2013 (filed as Exhibit 10.53 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.54
*Release by Donald J. Gallagher in favor of Cliffs Natural Resources Inc. and its affiliates, dated January 3, 2014 (filed as Exhibit 10.54 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.55
*Form of Letter Agreement of Employment between Cliffs Asia Pacific Iron Ore Management Pty Ltd and Australian Executives (filed as Exhibit 10.55 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.56
*Letter Agreement between Cliffs Natural Resources Inc. and William Hart dated October 10, 2013 (filed as Exhibit 10.56 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.57
*Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.58
*Cliffs Natural Resources Inc. 2012 Executive Management Performance Incentive Plan effective March 13, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.59
*Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan adopted July 27, 2007 and effective as of May 11, 2010 (filed as Exhibit 10(a) to the Cliffs’ Form 8-K on May 14, 2010 and incorporated herein by reference)

10.60
*First Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan dated January 11, 2011 (filed as Exhibit 10(rr) to Cliffs’ Form 10-K for the period ended December 31, 2010 and incorporated herein by reference)

10.61
*Second Amendment to Amended and Restated Cliffs Natural Resources Inc. 2007 Incentive Equity Plan effective as of May 8, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.62
*2009 Participant Grant under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective December 17, 2009 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba (filed as Exhibit 10(qqq) to Cliffs’ Form 10-K for the period ended December 31, 2009 and incorporated herein by reference)

10.63
*2010 Participant Grant under the 2007 Incentive Equity Plan by and between Cliffs and Joseph A. Carrabba effective March 8, 2010 subject to Terms and Conditions of the 2009 Participant Grant to Joseph A. Carrabba (filed as Exhibit 10.63 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.64
*Form of Cliffs Natural Resources Inc. 2011 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)

10.65
*Form of Cliffs Natural Resources Inc. 2011 Participant Grant (Australia) under the Amended and Restated Cliffs 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10(b) to Cliffs’ Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference)

10.66
*Form of Cliffs Natural Resources Inc. (U.S.) 2012 Participant Grant under the Amended and Restated 2007 Incentive Equity Plan, as Amended (filed as Exhibit 10.66 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.67
*Cliffs Natural Resources Inc. 2012 Chile Labor Agreement Grant for Participants (filed as Exhibit 10.67 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.68
*Form of Cliffs Natural Resources Inc. (Australia) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.68 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.69
*Form of Cliffs Natural Resources Inc. (Canada) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.69 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.70
*Form of Cliffs Natural Resources Inc. (China) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.70 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.71
*Form of Cliffs Natural Resources Inc. (Japan) 2012 Participant Grant under the Amended and Restated Cliffs 2007 Incentive Equity Plan (filed as Exhibit 10.71 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.72
*Form of Cliffs Natural Resources Inc. 2013 Performance Share Award Memorandum and Performance Share Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.72 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.73	*Cliffs Natural Resources Inc. 2012 Incentive Equity Plan effective March 13, 2012 (filed as Exhibit 10.1 to Cliffs Form 8-K on May 14, 2012 and incorporated herein by reference)
10.74
*First Amendment to Cliffs Natural Resources Inc. 2012 Incentive Plan effective September 11, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)

10.75
*Form of Cliffs Natural Resources Inc. Restricted Share Units Award Agreement pursuant to 2012 Incentive Equity Plan (filed as Exhibit 10.74 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.76
*Form of Cliffs Natural Resources Inc. Performance Restricted Share Units Agreement effective May 26, 2011 under the Amended and Restated 2007 Incentive Equity Plan, as amended (filed as Exhibit 10.76 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.77
*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.77 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.78
*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (Graduated Vesting 50%) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.78 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.79
*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (Graduated Vesting 33%) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.79 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.80
*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (3 year Vesting) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.80 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.81
*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum (Graduated Vesting) and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.81 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.82
*Form of Cliffs Natural Resources Restricted Shares Agreement pursuant to the Amended and Restated Cliffs 2007 Incentive Equity Plan between the employee participant and the Company or its Subsidiary (filed as Exhibit 10.62 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.83
*Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.84
** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10.84 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.85
** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc. and ISG Indiana Harbor (filed as Exhibit 10.85 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.86
** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10.86 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.87
** 2011 Omnibus Agreement, dated as of April 8, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC, as successor in interest to Ispat Inland Inc., ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.) and Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company) (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

10.88
Amended and Restated Multicurrency Credit Agreement entered into as of August 11, 2011, among Cliffs, certain foreign subsidiaries of the Company from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., PNC Capital Markets Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the various institutions from time to time party thereto (filed as Exhibit 10(a) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)

10.89
Amendment No. 1, dated as of October 16, 2012 to Amended and Restated Multicurrency Credit Agreement (filed as Exhibit 10.1 to Cliffs’ Form 8-K on October 19, 2012 and incorporated herein by reference)

10.90
Amendment No. 2 to the Amended and Restated Multicurrency Credit Agreement dated as of February 8, 2013 (filed as Exhibit 10.92 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

12
Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements (filed as Exhibit 12 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

21	Subsidiaries of the Registrant (filed as Exhibit 21 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
23	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
24	Power of Attorney (filed as Exhibit 24 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson as of April 29, 2014 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of April 29, 2014 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 14, 2014 (furnished as Exhibit 32.1 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of February 14, 2014 (furnished as Exhibit 32.2 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

95	Mine Safety Disclosures (filed as Exhibit 95 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
99(a)	Schedule II – Valuation and Qualifying Accounts (filed as Exhibit 99(a) to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
101.INS	XBRL Instance Document (filed as Exhibit 101.INS to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)
_______________
*        Indicates management contract or other compensatory arrangement.

**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.