Form 10-Q
period 2014-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2014-07-24
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,182,488 as of July 21, 2014.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” or "CAD" to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
Barrick	Barrick Gold Corporation Inc.
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
CQIM	Cliffs Quebec Iron Mining Limited
DD&A	Depreciation, depletion and amortization
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
GDP	Gross Domestic Product
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, as amended
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MACT	Maximum Achievable Control Technology
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MSHA	U.S. Mine Safety and Health Administration
n/m	Not meaningful
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefits
Pinnacle	Pinnacle Mining Company, LLC
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
Severstal	Severstal Dearborn, LLC
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our board of directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
WARN Act	Worker Adjustment and Retraining Notification Act
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
Worldlink	Worldlink Resources Limited
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,018.6	$1,391.6	$1,879.5	$2,474.2
Freight and venture partners' cost reimbursements	82.2	96.9	161.3	154.8
	1,100.8	1,488.5	2,040.8	2,629.0
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,008.8)	(1,220.3)	(1,885.6)	(2,122.9)
SALES MARGIN	92.0	268.2	155.2	506.1
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(52.5)	(48.9)	(103.6)	(97.3)
Exploration costs	(3.4)	(12.6)	(7.6)	(35.3)
Miscellaneous - net	(47.8)	55.3	(106.4)	56.8
	(103.7)	(6.2)	(217.6)	(75.8)
OPERATING INCOME (EXPENSE)	(11.7)	262.0	(62.4)	430.3
OTHER INCOME (EXPENSE)
Interest expense, net	(44.8)	(40.7)	(87.5)	(89.8)
Other non-operating income	2.2	(2.8)	3.4	(1.7)
	(42.6)	(43.5)	(84.1)	(91.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	(54.3)	218.5	(146.5)	338.8
INCOME TAX BENEFIT (EXPENSE)	69.1	(9.3)	90.9	(3.3)
EQUITY LOSS FROM VENTURES, net of tax	(0.3)	(67.9)	(0.6)	(73.4)
NET INCOME (LOSS)	14.5	141.3	(56.2)	262.1
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3.6)	4.7	(3.2)	(9.1)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$10.9	$146.0	$(59.4)	$253.0
PREFERRED STOCK DIVIDENDS	(12.8)	(12.9)	(25.6)	(22.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(1.9)	$133.1	$(85.0)	$230.2

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC	$(0.01)	$0.87	$(0.56)	$1.53
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED	$(0.01)	$0.82	$(0.56)	$1.49
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,087	153,011	153,064	150,418
Diluted	153,087	178,428	153,064	169,708
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$0.44	$0.44	$0.88	$0.78
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.30	$0.30
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$10.9	$146.0	$(59.4)	$253.0
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	3.2	7.7	6.6	14.2
Unrealized net gain (loss) on marketable securities, net of tax	(3.7)	0.6	0.2	3.2
Unrealized net gain (loss) on foreign currency translation	19.7	(151.0)	60.2	(147.7)
Unrealized net gain (loss) on derivative financial instruments, net of tax	16.3	(44.4)	26.8	(51.4)
OTHER COMPREHENSIVE INCOME (LOSS)	35.5	(187.1)	93.8	(181.7)
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.6)	(1.1)	(1.1)	(2.3)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$45.8	$(42.2)	$33.3	$69.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359.9	$335.5
Accounts receivable, net	198.3	270.0
Inventories	648.8	391.4
Supplies and other inventories	200.0	216.0
Income tax receivable	35.4	74.1
Other current assets	221.4	273.0
TOTAL CURRENT ASSETS	1,663.8	1,560.0
PROPERTY, PLANT AND EQUIPMENT, NET	11,004.8	11,153.4
OTHER ASSETS	433.8	408.5
TOTAL ASSETS	$13,102.4	$13,121.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2014	December 31, 2013
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$266.0	$345.5
Accrued expenses	338.0	392.7
Short-term and current portion of long-term debt	161.1	20.9
Other current liabilities	272.4	326.4
TOTAL CURRENT LIABILITIES	1,037.5	1,085.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	276.6	294.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	304.7	309.7
DEFERRED INCOME TAXES	1,034.1	1,146.5
LONG-TERM DEBT	3,293.0	3,022.6
OTHER LIABILITIES	326.9	379.3
TOTAL LIABILITIES	6,272.8	6,237.6
COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 14)
Issued and Outstanding - 731,223 shares (2013 - 731,250 shares)	731.3	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2013 - 400,000,000 shares);
Issued - 159,546,224 shares (2013 - 159,546,224 shares);
Outstanding - 153,182,592 shares (2013 - 153,126,291 shares)	19.8	19.8
Capital in excess of par value of shares	2,318.0	2,329.5
Retained earnings	3,276.0	3,407.3
Cost of 6,363,632 common shares in treasury (2013 - 6,419,933 shares)	(297.3)	(305.5)
Accumulated other comprehensive loss	(20.2)	(112.9)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	6,027.6	6,069.5
NONCONTROLLING INTEREST	802.0	814.8
TOTAL EQUITY	6,829.6	6,884.3
TOTAL LIABILITIES AND EQUITY	$13,102.4	$13,121.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(56.2)	$262.1
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	286.4	284.9
Deferred income taxes	(139.0)	(121.5)
Other	24.8	52.3
Changes in operating assets and liabilities:
Receivables and other assets	85.5	87.2
Product inventories	(251.7)	(105.8)
Payables and accrued expenses	(73.7)	(70.3)
Net cash provided (used) by operating activities	(123.9)	388.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(164.3)	(501.2)
Other investing activities	16.0	0.9
Net cash used by investing activities	(148.3)	(500.3)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	—	709.4
Net proceeds from issuance of common shares	—	285.3
Repayment of term loan	—	(847.1)
Borrowings under credit facilities	730.4	437.0
Repayment under credit facilities	(315.6)	(322.0)
Common stock dividends	(46.0)	(46.0)
Preferred stock dividends	(25.6)	(10.0)
Other financing activities	(52.5)	(13.3)
Net cash provided by financing activities	290.7	193.3
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5.9	(13.8)
INCREASE IN CASH AND CASH EQUIVALENTS	24.4	68.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335.5	195.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$359.9	$263.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 19 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2014 and December 31, 2013. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	June 30, 2014	December 31, 2013
Hibbing	Other non-current assets[1]	Equity Method	23%	$9.5	$(3.9)
Other	Other non-current assets	Equity Method	Various	34.1	34.7
				$43.6	$30.8

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
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of the Company’s Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in our Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2014, net losses of $11.4 million and $18.1 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains and losses, for the three months ended June 30, 2014, losses of $4.2 million and $2.0 million, respectively, and for the six months ended June 30, 2014 losses of $13.0 million and $5.1 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. For the three and six months ended June 30, 2013, net gains of $47.0 million and $50.5 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains and losses, for the three months ended June 30, 2013 gains of $28.7 million and $12.2 million, respectively, and for the six months ended June 30, 2013 $28.2 million and $11.9 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents.
Recent Accounting Pronouncements
In June 2014, the FASB amended the accounting guidance for share-based payments through ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  Under the updated guidance, performance targets that affect vesting and that could be achieved after the requisite service period are treated as performance conditions.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.  The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be adopted either prospectively or retrospectively.  Earlier adoption is permitted. We are currently evaluating the impact the adoption of the updated guidance will have on the Statements of Unaudited Condensed Consolidated Financial Position, Statements of Unaudited Condensed Consolidated Operations or Statements of Unaudited Condensed Consolidated Cash Flows and do not expect that this guidance will have a material impact on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification.  The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new revenue guidance also requires the capitalization of certain contract acquisition costs.  Reporting entities must provide new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets.  The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and may be adopted either retrospectively or retrospectively with the cumulative effect.  Earlier adoption is not permitted. We are still evaluating the impact of the updated guidance on the Statements of Unaudited Condensed Consolidated Financial Position, Statements of Unaudited Condensed Consolidated Operations or Statements of Unaudited Condensed Consolidated Cash Flows.
NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our four metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. There were no intersegment revenues in the first half of 2014 or 2013.
The Ferroalloys operating segment is comprised of our interests in chromite deposits held in Northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and, therefore, are not reported separately. In alignment with our capital allocation strategy, we anticipate decreased levels of exploration spending in our Global Exploration Group and Ferroalloys operation segments throughout 2014.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. This measure of operating performance is an effective measurement as we focus on reducing production costs throughout the Company.

The following table presents a summary of our reportable segments for the three and six months ended June 30, 2014 and 2013, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues from product sales and services:
U.S. Iron Ore	$514.6	47%	$701.7	47%	$875.9	43%	$1,111.8	42%
Eastern Canadian Iron Ore	174.0	16%	213.9	14%	332.3	16%	459.2	17%
Asia Pacific Iron Ore	233.1	21%	327.0	22%	487.3	24%	597.8	23%
North American Coal	179.1	16%	245.9	17%	345.3	17%	460.2	18%
Total revenues from product sales and services	$1,100.8	100%	$1,488.5	100%	$2,040.8	100%	$2,629.0	100%

Sales margin:
U.S. Iron Ore	$147.2		$216.3		$242.2		$373.6
Eastern Canadian Iron Ore	(38.5)		(49.7)		(88.2)		(30.3)
Asia Pacific Iron Ore	36.0		95.0		102.3		156.3
North American Coal	(52.7)		6.6		(101.1)		8.4
Other	—		—		—		(1.9)
Sales margin	92.0		268.2		155.2		506.1
Other operating expense	(103.7)		(6.2)		(217.6)		(75.8)
Other expense	(42.6)		(43.5)		(84.1)		(91.5)
Income (loss) from continuing operations before income taxes and equity loss from ventures	$(54.3)		$218.5		$(146.5)		$338.8

Depreciation, depletion and amortization:
U.S. Iron Ore	$26.6		$28.4		$55.3		$55.0
Eastern Canadian Iron Ore	42.4		42.4		83.6		83.5
Asia Pacific Iron Ore	42.3		41.7		81.4		78.1
North American Coal	32.0		28.4		61.9		60.9
Other	2.0		3.4		4.2		7.4
Total depreciation, depletion and amortization	$145.3		$144.3		$286.4		$284.9

Capital additions[1]:
U.S. Iron Ore	$14.0		$12.2		$28.9		$23.9
Eastern Canadian Iron Ore	23.1		186.8		74.1		353.8
Asia Pacific Iron Ore	2.0		2.3		5.2		6.6
North American Coal	11.0		15.7		20.2		26.8
Other	1.9		1.1		2.8		2.7
Total capital additions	$52.0		$218.1		$131.2		$413.8

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 19 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2014	December 31, 2013
Assets:
U.S. Iron Ore	$1,825.2	$1,671.6
Eastern Canadian Iron Ore	7,740.8	7,915.5
Asia Pacific Iron Ore	1,046.0	1,078.4
North American Coal	1,750.6	1,841.8
Other	513.4	455.6
Total segment assets	12,876.0	12,962.9
Corporate	226.4	159.0
Total assets	$13,102.4	$13,121.9
NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2014 and December 31, 2013:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other current assets	$3.6		$—		$—	Other current liabilities	$2.1
Foreign Exchange Contracts	Other current assets	12.1	Other current assets	0.3	Other current liabilities	0.5	Other current liabilities	25.8
Total derivatives designated as hedging instruments under ASC 815		$15.7		$0.3		$0.5		$27.9
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—		$—	Other current liabilities	$1.1
Customer Supply Agreement	Other current assets	33.0	Other current assets	55.8		—		—
Provisional Pricing Arrangements		—	Other current assets	3.1	Other current liabilities	20.2	Other current liabilities	10.3
Total derivatives not designated as hedging instruments under ASC 815		$33.0		$58.9		$20.2		$11.4
Total derivatives		$48.7		$59.2		$20.7		$39.3

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
We use foreign currency exchange contracts to hedge our foreign currency exposure for a portion of our U.S. dollar sales receipts in our Australian functional currency entities and our entities with Canadian dollar operating costs. For our Australian operations, U.S. dollars are converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. For our Canadian operations, U.S. dollars are converted to Canadian dollars at the exchange rate in effect for the period the operating costs are incurred. The primary objective for the use of these instruments is to reduce exposure to changes in currency exchange rates and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.
As of June 30, 2014, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $300.0 million and $259.1 million, respectively, in the form of forward contracts with varying maturity dates ranging from July 2014 to June 2015. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $323.0 million and $285.9 million, respectively, as of December 31, 2013.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and, as of June 30, 2014 and 2013, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Canadian hedge contracts were deemed ineffective during the fourth quarter of 2013 and no longer qualified for hedge accounting treatment. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that gains of $6.8 million and gains of $1.4 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.

The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014 and 2013:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Australian Dollar Foreign Exchange Contracts (hedge designation)	$3.7	$(31.3)	Product revenues	$(3.7)	$2.6
Canadian Dollar Foreign Exchange Contracts (hedge designation)	6.0	(10.9)	Cost of goods sold and operating expenses	(2.7)	(0.4)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	(0.2)	—
Total	$9.7	$(42.2)		$(6.6)	$2.2

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Australian Dollar Foreign Exchange Contracts (hedge designation)	$9.2	$(28.1)	Product revenues	$(12.8)	$4.4
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(1.8)	(19.1)	Cost of goods sold and operating expenses	(6.1)	(0.2)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	(0.5)	—
	$7.4	$(47.2)		$(19.4)	$4.2
Fair Value Hedges
Interest Rate Hedges
Our fixed-to-variable interest rate swap derivative instruments, with a notional amount of $250.0 million, are designated and qualify as fair value hedges as of June 30, 2014. The objective of the hedges is to offset changes in the fair value of our debt instruments associated with fluctuations in the benchmark LIBOR interest rate as part of our risk management strategy.
For derivative instruments that are designated and qualify as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income. We include the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income. The net gains recognized in Other non-operating income for the three and six months ended June 30, 2014 were $0.1 million and $0.3 million, respectively. There were no derivative instruments that were designated as fair-value hedges for the period ended June 30, 2013.

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the fourth quarter of 2013, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with the Wabush operation and the Ferroalloys operating segment as projected future cash flows were no longer considered probable, but we continue to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Wabush operation or the Ferroalloys operating segment. As of June 30, 2014, there were no outstanding de-designated foreign currency exchange rate contracts as all remaining de-designated foreign exchange contracts matured during the second quarter of 2014. This compares with outstanding de-designated foreign currency exchange contracts with a notional amount of $74.8 million as of December 31, 2013.
As a result of discontinued hedge accounting, the instruments are prospectively adjusted to fair value each reporting period through Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2014, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $2.4 million and $3.3 million, respectively. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation will be reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. For the three and six months ended June 30, 2014, we reclassified losses of $0.2 million and $0.5 million, respectively, from Accumulated other comprehensive loss related to contracts that matured during the period, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. As of June 30, 2014, no gains or losses remain in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation as all de-designated hedges matured by the end of the second quarter of 2014.
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62 percent Fe spot rate and/or international pellet prices and changes in specified Producer Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
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
We recognized $34.3 million and $62.0 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014, respectively, related to the supplemental payments. This compares with Product revenues of $35.4 million and $59.5 million for the comparable respective periods in 2013. Derivative assets, representing the fair value of the pricing factors, were $33.0 million and $55.8 million in the June 30, 2014 and December 31, 2013 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At June 30, 2014 we had no Other current assets recorded related to our estimate of the final revenue rate with any of our customers. At December 31, 2013, we recorded $3.1 million as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. At June 30, 2014 and December 31, 2013, we recorded $20.2 million and $10.3 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers and our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $14.1 million decrease and a net $20.2 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014, respectively, related to these arrangements. This compares with a net $28.2 million decrease and a net $31.1 million decrease in Product revenues for the comparable respective periods in 2013.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014 and 2013:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign Exchange Contracts	Cost of goods sold and operating expenses	$(2.4)	$—	$(3.3)	$—
Customer Supply Agreement	Product revenues	34.3	35.4	62.0	59.5
Provisional Pricing Arrangements	Product revenues	(14.1)	(28.2)	(20.2)	(31.1)
		$17.8	$7.2	$38.5	$28.4
Refer to NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2014 and December 31, 2013:

	(In Millions)
	June 30, 2014			December 31, 2013
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$361.5	$24.4	$385.9	$92.1	$13.0	$105.1
Eastern Canadian Iron Ore	34.4	51.9	86.3	65.3	48.1	113.4
Asia Pacific Iron Ore	39.6	75.9	115.5	39.7	50.6	90.3
North American Coal	45.0	16.1	61.1	59.4	23.2	82.6
Total	$480.5	$168.3	$648.8	$256.5	$134.9	$391.4

We recorded lower-of-cost-or-market inventory charges of $15.0 million and $37.1 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014, respectively, for our North American Coal operations. The charges at North American Coal were a result of market pricing declines during the periods. For the three and six months ended June 30, 2013, we recorded lower-of-cost-or-market inventory charges of $0.7 million and $2.7 million, respectively, for our North American Coal operations. These charges were a result of market declines and costs associated with operational and geological issues.
We recorded lower-of-cost-or-market inventory charges of $2.6 million and $16.0 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014, respectively, for our Eastern Canadian Iron Ore operations. The $2.6 million charge in the second quarter of 2014 relates to an adjustment of the remaining Wabush mine inventory to estimated net realizable value. The charges in the first quarter of 2014 at Eastern Canadian Iron Ore were a result of declines in Platts pricing and higher inventory costs at both Bloom Lake and Wabush.  Bloom Lake’s higher inventory costs were driven by the timing of maintenance activities and mine development, whereas Wabush’s higher costs were driven by unfavorable production performance up to the idling of the Scully mine operation.
We recorded a lower-of-cost-or-market inventory charge during the second quarter of 2013 of $11.1 million relating to Wabush pellets that were contractually committed tons. We additionally recorded a lower-of-cost-or-market inventory charge during the second quarter of 2013 of $4.7 million relating to the Wabush sinter feed caused by higher costs as a result of the transition of product being produced and the forest fire that temporarily idled the mine in June. An unsaleable inventory impairment charge was recorded in the second quarter of 2013 relating to Wabush pellets of $10.6 million as a result of our idling of the Wabush pellet plant during the second quarter of 2013. All of these charges recorded during the second quarter were recorded in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2013 for our Eastern Canadian Iron Ore operations.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of June 30, 2014 and December 31, 2013:

	(In Millions)
	June 30, 2014	December 31, 2013
Land rights and mineral rights	$7,854.2	$7,819.6
Office and information technology	125.8	125.7
Buildings	307.1	255.2
Mining equipment	2,199.3	1,819.3
Processing equipment	1,943.9	2,148.6
Electric power facilities	114.6	114.3
Port facilities	105.1	99.4
Interest capitalized during construction	23.1	23.8
Land improvements	54.5	69.3
Other	89.6	104.4
Construction in-progress	892.8	991.3
	13,710.0	13,570.9
Accumulated depreciation and depletion	(2,705.2)	(2,417.5)
	$11,004.8	$11,153.4
We recorded depreciation and depletion expense of $142.5 million and $280.9 million in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014, respectively. This compares with depreciation and depletion expense of $138.9 million and $274.9 million for the three and six months ended June 30, 2013, respectively.
The accumulated amount of capitalized interest included within construction in-progress at June 30, 2014 is $31.2 million, of which $1.0 million was capitalized during 2014. At December 31, 2013, $31.4 million of capitalized interest was included within construction in-progress, of which $17.4 million was capitalized during 2013.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the six months ended June 30, 2014 and the year ended December 31, 2013:

	(In Millions)
	June 30, 2014						December 31, 2013
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$72.5	$—	$—	$74.5	$2.0	$—	$84.5	$—	$80.9	$167.4
Arising in business combinations	—	—	—	—	—	—	—	—	—	—	—	—
Impairment	—	—	—	—	—	—	—	—	—	—	(80.9)	(80.9)
Impact of foreign currency translation	—	—	4.1	—	—	4.1	—	—	(12.0)	—	—	(12.0)
Ending Balance	$2.0	$—	$76.6	$—	$—	$78.6	$2.0	$—	$72.5	$—	$—	$74.5
Accumulated goodwill impairment loss	$—	$(1,000.0)	$—	$(27.8)	$(80.9)	$(1,108.7)	$—	$(1,000.0)	$—	$(27.8)	$(80.9)	$(1,108.7)
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of June 30, 2014 and December 31, 2013:

		(In Millions)
		June 30, 2014			December 31, 2013
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Intangible assets, net	$130.2	$(41.6)	$88.6	$127.4	$(35.9)	$91.5
Utility contracts	Intangible assets, net	54.7	(53.9)	0.8	54.7	(53.1)	1.6
Leases	Intangible assets, net	2.4	(0.2)	2.2	2.4	(0.1)	2.3
Total intangible assets		$187.3	$(95.7)	$91.6	$184.5	$(89.1)	$95.4
Below-market sales contracts	Other current liabilities	$(23.0)	$—	$(23.0)	$(23.0)	$—	$(23.0)
Below-market sales contracts	Other liabilities	(205.9)	167.4	(38.5)	(205.9)	159.7	(46.2)
Total below-market sales contracts		$(228.9)	$167.4	$(61.5)	$(228.9)	$159.7	$(69.2)

Amortization expense relating to intangible assets was $2.8 million and $5.5 million, respectively, for the three and six months ended June 30, 2014 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $5.3 million and $10.0 million for the comparable respective periods in 2013. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2014 (remaining six months)	$4.6
2015	7.9
2016	7.0
2017	6.4
2018	7.4
2019	7.4
Total	$40.7
The below-market sales contracts are classified as a liability and recognized over the term of the underlying contracts. The outstanding below-market sales contract has a remaining life of approximately three years. For the three and six months ended June 30, 2014 and 2013, we recognized $7.6 million and $14.7 million, respectively, in Product revenues related to below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and each of the three succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31,
2014 (remaining six months)	$15.4
2015	23.0
2016	23.0
2017	0.1
Total	$61.5

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at June 30, 2014 and December 31, 2013:

	(In Millions)
	June 30, 2014
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$84.0	$—	$—	$84.0
Derivative assets	—	3.6	33.0	36.6
Available-for-sale marketable securities	27.1	—	—	27.1
Foreign exchange contracts	—	12.1	—	12.1
Total	$111.1	$15.7	$33.0	$159.8
Liabilities:
Derivative liabilities	$—	$—	$20.2	$20.2
Foreign exchange contracts	—	0.5	—	0.5
Total	$—	$0.5	$20.2	$20.7

	(In Millions)
	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$85.0	$—	$—	$85.0
Derivative assets	—	—	58.9	58.9
Available-for-sale marketable securities	21.4	—	—	21.4
Foreign exchange contracts	—	0.3	—	0.3
Total	$106.4	$0.3	$58.9	$165.6
Liabilities:
Derivative liabilities	$—	$2.1	$10.3	$12.4
Foreign exchange contracts	—	26.9	—	26.9
Total	$—	$29.0	$10.3	$39.3
Financial assets classified in Level 1 at June 30, 2014 and December 31, 2013 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2014 and December 31, 2013, such derivative financial instruments included our existing foreign currency exchange contracts and interest rate swaps. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at June 30, 2014 and December 31, 2013 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at June 30, 2014 and to certain provisional pricing arrangements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at December 31, 2013. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	($ in millions) Fair Value at June 30, 2014	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Provisional Pricing Arrangements	$20.2	Derivative liabilities	Market Approach	Management's Estimate of 62% Fe	$93
Customer Supply Agreement	$33.0	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$635 - $665 ($650)
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

We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2014 or 2013. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$43.3	$53.3	$58.9	$62.4
Total gains
Included in earnings	33.0	32.4	62.0	60.4
Settlements	(43.3)	(40.6)	(87.9)	(77.7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$33.0	$45.1	$33.0	$45.1
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$33.0	$32.4	$62.0	$60.4

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$(7.4)	$(6.8)	$(10.3)	$(11.3)
Total gains
Included in earnings	(12.8)	(25.2)	(20.2)	(32.0)
Settlements	—	—	10.3	11.3
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$(20.2)	$(32.0)	$(20.2)	$(32.0)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(12.8)	$(25.2)	$(20.2)	$(32.0)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014 and 2013.

The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at June 30, 2014 and December 31, 2013 were as follows:

		(In Millions)
		June 30, 2014		December 31, 2013
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes—$700 million	Level 2	$699.5	$756.6	$699.4	$718.2
Senior notes—$1.3 billion	Level 2	1,289.8	1,537.4	1,289.6	1,404.9
Senior notes—$400 million	Level 2	398.5	450.2	398.4	432.1
Senior notes—$500 million	Level 2	496.9	532.4	496.5	523.8
Revolving loan	Level 2	275.0	275.0	—	—
Equipment loan facilities	Level 2	130.0	130.0	140.8	140.8
Fair value adjustment to interest rate hedge	Level 2	3.3	3.3	(2.1)	(2.1)
Total long-term debt		$3,293.0	$3,684.9	$3,022.6	$3,217.7
The fair value of debt is based on the fair market yield curves for the remainder of the term expected to be outstanding. The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The revolving loan is variable rate interest and approximates fair value. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.

Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis at December 31, 2013. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value. We had no financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2014.

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

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of June 30, 2014 and December 31, 2013:

($ in Millions)
June 30, 2014
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$700.0	$699.5	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.3	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.5	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.5	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.9	(5)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.66%	2017	1,750.0	275.0	(6)
Equipment Loans	Fixed	Various	2020	164.8	151.4
Short-Term Borrowing Arrangements			2014/2015	139.7	139.7
Fair Value Adjustment to Interest Rate Hedge					3.3
Total debt				$4,954.5	$3,454.1
Less: Short-term and current portion of long-term debt					161.1
Long-term debt					$3,293.0

($ in Millions)
December 31, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0	699.4	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.4	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.4	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.5	(5)
$1.75 Billion Credit Facility:
Revolving Loan	Variable	1.64%	2017	1,750.0	—	(6)
Equipment Loans	Fixed	Various	2020	164.8	161.7
Fair Value Adjustment to Interest Rate Hedge					(2.1)
Total debt				$4,814.8	$3,043.5
Less: Short-term and current portion of long-term debt					20.9
Long-term debt					$3,022.6

(1)
As of June 30, 2014 and December 31, 2013, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.5 million and $0.6 million, respectively, based on an imputed interest rate of 4.89 percent.

(2)
As of June 30, 2014 and December 31, 2013, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.7 million and $0.8 million, respectively, based on an imputed interest rate of 4.83 percent.

(3)
As of June 30, 2014 and December 31, 2013, the $800 million 6.25 percent senior notes were recorded at a par value of $800 million less unamortized discounts of $9.5 million and $9.6 million, respectively, based on an imputed interest rate of 6.34 percent.

(4)
As of June 30, 2014 and December 31, 2013, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.5 million and $1.6 million, respectively, based on an imputed interest rate of 5.98 percent.

(5)
As of June 30, 2014 and December 31, 2013, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $3.1 million and $3.5 million, respectively, based on an imputed interest rate of 4.14 percent.

(6)
As of June 30, 2014, $275.0 million of revolving loans were drawn under the credit facility. As of December 31, 2013, no revolving loans were drawn under the credit facility. As of June 30, 2014 and December 31, 2013, the principal amount of letter of credit obligations totaled $5.2 million and $8.4 million, respectively, thereby reducing available borrowing capacity to $1.5 billion and $1.7 billion for each period, respectively.

Credit Facility
On June 30, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012 and Amendment No. 2 as of February 8, 2013), or revolving credit agreement, to effect the following:

•	Replacing the current maximum leverage covenant ratio of debt to earnings of less than 3.5 times with a maximum balance sheet leverage ratio of debt to capitalization of less than 45 percent.

•	Resetting the minimum interest coverage ratio from 2.5 to 1.0 to the ratio of 3.5 to 1.0.

•
Amending the definition of EBITDA to include certain cash charges related to the Company’s Wabush mine and other cash restructuring charges and the definition of net worth to exclude up to $1 billion in non-cash impairment charges.

•
Modifying the covenants restricting certain investments and acquisitions, the incurrence of certain indebtedness and liens, and the amount of dividends that may be declared or paid and shares that may be repurchased.

The new amended revolving credit agreement terms are effective June 30, 2014, and remain in effect for the life of the revolving credit agreement. This amended revolving credit agreement allows our borrowing capacity to be less susceptible to the impact of volatile iron ore and metallurgical coal pricing.
As of June 30, 2014, we were in compliance with these financial covenants. Additionally, as of December 31, 2013, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
Short-Term Borrowing Arrangements
As of June 30, 2014, we had outstanding borrowings of $45.0 million on an uncommitted credit facility agreement which was used for general corporate purposes.  Per the uncommitted credit agreement, each loan drawn cannot be outstanding less than 30 days or more than 90 days.  Interest payable under the uncommitted credit facility is at a variable rate based on LIBOR plus an agreed upon margin of approximately one percent.
On April 22, 2014, we established an accounts receivable securitization facility for certain domestic subsidiaries that provides up to $110 million of funding and expires on April 21, 2015. Availability under this facility is based on eligible receivable balances. At June 30, 2014, the amounts available and utilized under this program totaled $57.3 million. Interest payable under the credit facility is at a variable rate based on LIBOR type rate plus an agreed upon margin of less than one percent.
As of June 30, 2014, we had outstanding borrowings of $37.4 million on pre-export trade finance loans. Per the agreements, the loans drawn have fixed maturity dates that are short-term in nature. Interest payable under the pre-export trade finance loans are at a fixed rate of less than one percent.

Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support general business obligations including, but not limited to, workers compensation and environmental obligations. As of June 30, 2014 and December 31, 2013, these letter of credit obligations totaled $48.0 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the revolving credit agreement.
Other Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$30.0 million ($28.3 million) at June 30, 2014 in credit for contingent instruments, such as performance bonds. At December 31, 2013, the facility provided A$30.0 million ($26.8 million) in credit for contingent instruments. As of June 30, 2014, the outstanding bank guarantees under the facility totaled A$23.0 million ($21.7 million), thereby reducing borrowing capacity to A$7.0 million ($6.6 million). As of December 31, 2013, the outstanding bank guarantees under the facility totaled A$23.0 million ($20.5 million), thereby reducing borrowing capacity to A$7.0 million ($6.3 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the revolving credit agreement, based on the principal amounts outstanding at June 30, 2014:

(In Millions)
Maturities of Debt
2014 (July 1 - December 31)	$150.4
2015	21.8
2016	22.7
2017	23.6
2018	524.6
2019 and thereafter	2,448.0
Total maturities of debt	$3,191.1
NOTE 9 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $4.0 million and $11.3 million for the three and six months ended June 30, 2014, respectively, compared with $7.4 million and $14.2 million for the same respective period in 2013.

Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2014 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2014 (July 1 - December 31)	$33.5		$9.5
2015	89.0		14.2
2016	38.0		9.2
2017	30.5		8.3
2018	22.4		7.1
2019 and thereafter	37.8		14.7
Total minimum lease payments	$251.2		$63.0
Amounts representing interest	43.4
Present value of net minimum lease payments	$207.8	(1)

(1)
The total is comprised of $82.0 million and $125.7 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2014.

NOTE 10 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $310.3 million and $321.0 million at June 30, 2014 and December 31, 2013, respectively. The following is a summary of the obligations as of June 30, 2014 and December 31, 2013:

	(In Millions)
	June 30, 2014	December 31, 2013
Environmental	$11.0	$8.4
Mine closure
LTVSMC	22.4	22.0
Operating mines:
U.S. Iron Ore	137.5	152.2
Eastern Canadian Iron Ore	76.3	78.2
Asia Pacific Iron Ore	27.4	25.5
North American Coal	35.7	34.7
Total mine closure	299.3	312.6
Total environmental and mine closure obligations	310.3	321.0
Less current portion	5.6	11.3
Long term environmental and mine closure obligations	$304.7	$309.7
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	(In Millions)
	June 30, 2014	December 31, 2013 (1)
Asset retirement obligation at beginning of period	$290.6	$231.1
Accretion expense	7.2	18.1
Exchange rate changes	1.2	(3.4)
Revision in estimated cash flows	(22.1)	44.8
Asset retirement obligation at end of period	$276.9	$290.6

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2013.
The revisions in estimated cash flows recorded during the six months ended June 30, 2014 primarily were a result of the announced Empire Mine extension during the first quarter of 2014. As a result of the extension, a portion of the required storm water management systems are now expected to be implemented prior to closure of the mine.

NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2014 and 2013:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$7.9	$9.7	$15.9	$19.6
Interest cost	12.5	11.7	25.0	23.2
Expected return on plan assets	(18.0)	(20.0)	(36.0)	(33.1)
Amortization:
Prior service costs	6.5	0.8	7.2	1.5
Net actuarial (gain) loss	(2.3)	8.2	1.3	15.0
Curtailments/settlements	$0.9	$—	1.2	—
Net periodic benefit cost	$7.5	$10.4	$14.6	$26.2
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$2.0	$3.1	$4.0	$6.2
Interest cost	4.1	4.4	8.1	8.7
Expected return on plan assets	(4.3)	(5.0)	(8.6)	(10.0)
Amortization:
Prior service costs	(0.9)	(0.9)	(1.8)	(1.8)
Net actuarial loss	1.1	3.0	2.3	5.8
Net periodic benefit cost	$2.0	$4.6	$4.0	$8.9
We made pension contributions of $10.4 million and $14.6 million for the three and six months ended June 30, 2014, respectively, compared to pension contributions of $11.4 million and $15.1 million for the three and six months ended June 30, 2013, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the six months ended June 30, 2014. OPEB contributions were $14.1 million for the six months ended June 30, 2013.
NOTE 12 - STOCK COMPENSATION PLANS
Employees’ Plans
The Compensation and Organization Committee (“Committee”) of the board of directors approved grants on February 10, 2014 and May 12, 2014 to certain officers and employees under our shareholder-approved 2012 Equity Plan for the 2014 to 2016 performance period. Shares granted under the awards during 2014 consisted of 0.5 million performance shares and 0.2 million restricted share units.
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
Upon the occurrence of a change in control, all performance shares, restricted share units, restricted stock, performance units and retention units granted to a participant prior to October 2013 will vest and become nonforfeitable and will be paid out in cash for awards currently outstanding. For any equity grants awarded after September 2013, if we experience a change in control, then the vesting of all such grants only will accelerate following the employee's termination associated with the change in control and if the common shares are not substituted with a replacement award.
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
The following assumptions were utilized to estimate the fair value for the first and second quarters of 2014 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 10, 2014	$20.58	2.89	54.0%	0.54%	2.92%	$22.21	107.92%
May 12, 2014	$17.54	2.61	54.0%	0.54%	2.92%	$18.93	107.92%
The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under either the ICE Plan or 2012 Equity Plan vest over a period of three years.

NOTE 13 - INCOME TAXES
For the six months ended June 30, 2014 we recognized an income tax benefit of $90.9 million. The income tax benefit was primarily driven by the six months ended June 30, 2014 pre-tax loss. The year-to-date benefit was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year unless those items are expected to be ratably incurred based on operating activity or profitability, (e.g. depletion), in which case we only considered year-to-date actual amounts, multiplied by the statutory rate. The tax benefit of the non-taxable interest income is expected to be $48.4 million for the year ending December 31, 2014. This is related to long-term intercompany loans between certain foreign subsidiaries and is a result of the difference in the tax characterization of the instruments in the United States, Australia and Canada. Interest expense is deductible by the debtors in Canada and Australia and interest income is excluded from taxable income by the creditors in the United States and Canada, resulting in an income tax benefit of $48.4 million. The adjustment is based on the terms of the intercompany loans and no significant management judgments or estimates were involved in the computation of the non-taxable interest income. The current year benefit of the intercompany loan between the United States and Canada is $27.8 million and will have no further impact on our financial results subsequent to April 27, 2014 when the terms of the loan were restructured. A benefit of $20.6 million is expected from the intercompany loan between Canada and Australia and will continue to have an impact through the year ending December 31, 2020, of which the impact will vary depending on the fluctuations in currency exchange rates.
There were discrete items recorded in the first half of 2014 which resulted in a $4.4 million benefit. These adjustments relate primarily to the finalization of certain foreign tax returns and foreign currency remeasurement of current and deferred tax assets and deferred liabilities.
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

Dividends
On March 20, 2013, our board of directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our Preferred Shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, September 9, 2013 and November 11, 2013, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on August 1, 2013, November 1, 2013 and February 3, 2014 to our Preferred Shareholders of record as of the close of business on July 15, 2013, October 15, 2013 and January 15, 2014. On February 11, 2014, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2014 to our Preferred Shareholders of record as of the close of business on April 15, 2014. On May 13, 2014, our board of directors declared the quarterly cash dividends of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million will be paid on August 1, 2014 to our shareholders of record as of the close of business on July 15, 2014.
On February 11, 2013, our board of directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our board of directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake, as well as to preserve our investment-grade credit ratings. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013, August 15, 2013 and November 22, 2013, respectively. Additionally, the cash dividend of $0.15 per share was paid on March 3, 2014 and June 3, 2014 to our common shareholders of record as of close of business on February 21, 2014 and May 23, 2014.

NOTE 15 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders' equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 82.8 percent, 85 percent and 79 percent, respectively, for the six months ended June 30, 2014 and June 30, 2013:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2013	$6,069.5	$814.8	$6,884.3
Comprehensive income
Net loss	(59.4)	3.2	(56.2)
Other comprehensive income	92.7	1.1	93.8
Total comprehensive income	33.3	4.3	37.6
Stock and other incentive plans	(3.1)	—	(3.1)
Common and preferred share dividends	(72.1)	—	(72.1)
Undistributed losses to noncontrolling interest	—	(17.1)	(17.1)
June 30, 2014	$6,027.6	$802.0	$6,829.6

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2012	$4,632.7	$1,128.2	$5,760.9
Comprehensive income
Net income	253.0	9.1	262.1
Other comprehensive income	(184.0)	2.3	(181.7)
Total comprehensive income	69.0	11.4	80.4
Issuance of common shares	263.4	—	263.4
Issuance of preferred shares	731.3	—	731.3
Stock and other incentive plans	3.7	—	3.7
Common and preferred share dividends	(68.9)	—	(68.9)
Capital contribution by noncontrolling interest to subsidiary	—	13.0	13.0
June 30, 2013	$5,631.2	$1,152.6	$6,783.8

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for June 30, 2014 and June 30, 2013:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(0.4)	3.8	40.5	(2.3)	41.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	3.3	0.1	—	12.8	16.2
Balance March 31, 2014	$(202.0)	$10.1	$147.2	$(10.4)	$(55.1)
Other comprehensive income (loss) before reclassifications	(1.4)	(2.4)	19.7	9.7	25.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	4.0	(1.3)	—	6.6	9.3
Balance June 30, 2014	$(199.4)	$6.4	$166.9	$5.9	$(20.2)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	(1.1)	2.5	3.3	(5.0)	(0.3)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)
Other comprehensive income (loss) before reclassifications	$(1.5)	$(2.0)	$(152.0)	$(42.2)	$(197.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	$8.1	$3.6	$—	$(2.2)	$9.5
Balance June 30, 2013	$(370.8)	$6.3	$167.6	$(42.7)	$(239.6)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and six months ended June 30, 2014:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of Pension and Postretirement Benefit Liability:
Prior-service costs	$5.6	$(0.1)	$5.4	$(0.3)	(1)
Net actuarial loss	(1.2)	11.2	3.6	20.8	(1)
Settlements/curtailments	0.9	—	1.2	—	(1)
	5.3	11.1	10.2	20.5	Total before taxes
	(1.3)	(3.0)	(2.9)	(6.0)	Income tax benefit (expense)
	$4.0	$8.1	$7.3	$14.5	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$(1.9)	$(1.1)	$(1.7)	$(1.1)	Other non-operating income
Impairment	—	5.2	—	5.3	Other non-operating income
	(1.9)	4.1	(1.7)	4.2	Total before taxes
	0.6	(0.5)	0.5	(0.5)	Income tax benefit (expense)
	$(1.3)	$3.6	$(1.2)	$3.7	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$5.3	$(3.7)	$18.3	$(6.3)	Product revenues
Canadian dollar foreign exchange contracts	4.4	0.6	9.9	0.3	Cost of goods sold and operating expenses
	9.7	(3.1)	28.2	(6.0)	Total before taxes
	(3.1)	0.9	(8.8)	1.8	Income tax benefit (expense)
	$6.6	$(2.2)	$19.4	$(4.2)	Net of taxes

Total Reclassifications for the Period	$9.3	$9.5	$25.5	$14.0

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - RELATED PARTIES
Three of our five U.S. iron ore mines and our Bloom Lake mine in Eastern Canada are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at June 30, 2014:

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
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenues from related parties	$322.1	$455.0	$539.0	$756.2
Total product revenues	1,018.6	1,391.6	1,879.5	2,474.2
Related party product revenue as a percent of total product revenue	31.6%	32.7%	28.7%	30.6%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $69.9 million and $132.0 million at June 30, 2014 and December 31, 2013, respectively. Amounts due to related parties recorded in Accounts payable and Other current liabilities, including provisional pricing arrangements, were $26.3 million at June 30, 2014 and amounts including provisional pricing arrangements and liabilities to related parties were $25.1 million at December 31, 2013.

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$10.9	$146.0	$(59.4)	$253.0
PREFERRED STOCK DIVIDENDS	(12.8)	(12.9)	(25.6)	(22.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(1.9)	$133.1	$(85.0)	$230.2
Weighted Average Number of Shares:
Basic	153.1	153.0	153.1	150.4
Depositary Shares	—	25.2	—	19.1
Employee Stock Plans	—	0.2	—	0.2
Diluted	153.1	178.4	153.1	169.7
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:	$(0.01)	$0.87	$(0.56)	$1.53
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:	$(0.01)	$0.82	$(0.56)	$1.49
The diluted earnings per share calculation excludes 25.2 million depositary shares that were anti-dilutive for the three and six months ended June 30, 2014. Additionally, the diluted earnings per share calculation excludes 0.8 million shares related to equity plan awards that were anti-dilutive for both the three and six months ended June 30, 2014.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
Contingencies
Claims and Legal Proceedings
We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material effect on our financial position, results of operations or cash flows. However, claims and legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. Specifically, our wholly owned subsidiary, CQIM, along with the Bloom Lake General Partner Limited and Bloom Lake, instituted an arbitral claim against Bloom Lake’s former customer, Worldlink, in October 2011 for material and/or fundamental breaches of the parties’ 2007 offtake agreement for the purchase and sale of iron concentrate produced at the Bloom Lake mine.  We filed the arbitration claim with the International Court of Arbitration of the International Chamber of Commerce pursuant to the dispute resolution provisions of the offtake agreement.  Bloom Lake terminated the offtake agreement with Worldlink in August 2011 due to Worldlink’s failure to fulfill its obligations under the agreement and Worldlink’s demand to renegotiate the price of the iron ore concentrate in spite of being party to a long-term offtake agreement.  Our damages for the breach of the offtake agreement are in excess of $85 million and Worldlink has counterclaimed for damages in excess of $100 million.  We strongly disagree with Worldlink’s defenses and counterclaims and intend to vigorously pursue our claim.  The arbitrators heard testimony at a hearing in May 2014 but have not yet issued a decision.  A decision is expected from the arbitrators later in 2014.

NOTE 19 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2014 and 2013 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2014	2013
Capital additions	$131.2	$413.8
Cash paid for capital expenditures	164.3	501.2
Difference	$(33.1)	$(87.4)
Non-cash accruals	$(43.0)	$(87.4)
Capital leases	9.9	—
Total	$(33.1)	$(87.4)
Non-Cash Financing Activities - Declared Dividends
On May 13, 2014, our board of directors declared the quarterly cash dividend on our Preferred Shares of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.8 million will be payable on August 1, 2014 to our preferred shareholders of record as of the close of business on July 15, 2014.
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
The key driver of our business is global demand for steelmaking raw materials in both emerging and developed economies, with China and the U.S. representing the two largest markets for our Company. In the first half of 2014, China produced approximately 412 million metric tons of crude steel, or approximately 49 percent of total global crude steel production, whereas the U.S. produced approximately 43 million metric tons of crude steel, or about 5 percent of total global crude steel production. These figures represent a 3 percent increase in Chinese crude steel production and an approximate 1 percent increase in U.S. crude steel production when compared to the same period in 2013.
Average global total steel capacity utilization was about 78 percent in the first half of 2014, an approximate 1 percent decrease from the same period in 2013; U.S. total steel capacity utilization was about 77 percent in the first half of 2014, which is unchanged from the rate in the same period in 2013. Through the first half of 2014, global crude steel production grew about 3 percent compared to the same period in 2013.
The global price of iron ore is influenced significantly by the worldwide supply of iron ore and by Chinese demand.  The global supply of iron ore continues to increase, which has put downward pressure on current pricing. Additionally, Chinese demand for raw materials was moderate during the first half of 2014 as a result of continued weak profitability of Chinese steel mills and high levels of raw material inventories at the steel mills and ports. The world market price that is utilized most commonly in our sales contracts is the Platts 62 percent Fe fines spot price. The Platts 62 percent Fe fines spot price decreased 18.5 percent to an average price of $103 per ton for the three months ended June 30, 2014 compared to the respective quarter of 2013. In comparison, the year to date Platts pricing also has decreased 18.5 percent to an average price of $112 per ton during the six months ended June 30, 2014. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments because their contracts correlate heavily to world market spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted and/or deferred partially because the pricing in our long-term contracts mostly is structured to be based on 12-month averages. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
The metallurgical coal market continues to be in an oversupplied position due to increased supply from Australian producers. Those producers, benefiting from currency impacts, are very competitive in European and South American markets. In addition, China's demand for metallurgical coal imports has been sporadic.
Consistent with the above, the quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased 30.2 percent to a second quarter average of $120 per metric ton in 2014 versus the comparable period in 2013. In comparison, the year-to-date quarterly benchmark average price for premium low-volatile hard coking coal decreased 22.0 percent to $132 per ton during the six months ended June 30, 2014 when compared to the comparable period in 2013. The decline in market pricing has impacted negatively realized revenue rates for our North American Coal business segment, and as a result, we issued a WARN notice in June 2014 to inform employees we intend to temporarily idle our Pinnacle mine operations if market conditions do not improve.
We expect economic growth in the U.S. to accelerate through the second half of 2014. Despite the unanticipated first quarter 2014 contraction in real GDP, which was largely caused by adverse winter weather and a change in private business inventories, growth is expected to be supported by continued improvement in the labor market and other key indicators. Domestic steel production and the corresponding demand for steelmaking raw materials are expected to be supported by both healthy construction activity and motor vehicle production. We expect China’s economy will continue to expand while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. However, projections indicate that China’s real GDP growth is expected to slow from 7.7 percent in 2013 to approximately 7.5 percent in 2014, which, when coupled with increased supply and the continued implementation of Chinese reform policies, could result in a weaker pricing environment for steelmaking raw materials. Nevertheless, growth in both the U.S. and China should provide a continued source of demand for our products throughout the remainder of 2014.
For the three and six months ended June 30, 2014, our consolidated revenues were $1.1 billion and $2.0 billion, respectively, and a net loss per diluted share of $0.01 and $0.56, respectively. This compares with consolidated revenues of $1.5 billion and $2.6 billion, respectively, and with net income per diluted share of $0.82 and $1.49, respectively, for the comparable periods in 2013. Net income in the first half of 2014 was impacted primarily by lower market pricing for our products, which decreased product revenues by $187.1 million and $341.8 million in the three and six months ended June 30, 2014, respectively, when compared to the same periods of 2013. Additionally, results for the three and six months ended June 30, 2014 were impacted negatively by $25.0 million and $63.0 million, respectively, of Wabush idle costs.
Strategy
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
Recent Developments
Currently, our Board of Directors is soliciting our shareholders’ votes for matters being submitted for approval at our 2014 Annual Meeting of Shareholders. The Board has nominated a slate of seven directors for the available 11 seats at the 2014 Annual Meeting. Casablanca Capital LP, a New York-based hedge fund and owner of approximately 5.2 percent of our common shares, has initiated a proxy contest and nominated a slate of six nominees for election as directors at the 2014 Annual Meeting in opposition to the seven nominees recommended by the Cliffs Board.
On June 30, 2014, we announced that we entered into an agreement to amend our existing $1.75 billion unsecured revolving credit facility. The amended agreement replaces the existing leverage covenant ratio with a Debt-to-Capitalization ratio for the life of the facility in order to provide us with a more consistent source of liquidity. The amended agreement also increases the current EBITDA-to-Interest covenant to a minimum requirement ratio of 3.5 times versus the previous requirement ratio of 2.5 times. This amended facility retains substantial financial flexibility for management to continue making prudent business decisions during this period of pricing volatility. Unlike the prior amendment completed in the first quarter of 2013, this amendment addresses the leverage covenant for the life of the facility, while also retaining the full $1.75 billion facility size and the existing maturity date of October 16, 2017.
On June 25, 2014, we issued a WARN Act notice to all employees of Pinnacle, a wholly-owned subsidiary of ours, the United Mine Workers of America and state and local government agencies, that we intend to temporarily idle our operations at the Pinnacle mine as a result of current poor market conditions for metallurgical coal. The WARN Act notice began the 60-day notice period that must be given prior to temporarily idling operations under the WARN Act. If market conditions do not improve, it is expected that the idling of the Pinnacle mine could last more than six months beginning on or about August 25, 2014.

On May 27, 2014, we announced that we were further reducing our expected full-year 2014 capital spending range by approximately 25 percent, or $100 million, to $275 million to $325 million. This significant reduction is in addition to our previously announced capital spending decrease of approximately 55 percent, or $460 million, from our full-year 2013 capital expenditures. The $100 million decrease will impact all of our reporting segments, with Eastern Canadian Iron Ore and North American Coal making up 75 percent of the reduction.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. The Ferroalloys and Global Exploration Group operating segments do not meet the criteria for reportable segments. In alignment with our capital allocation strategy, we anticipate decreased levels of exploration spending in our Global Exploration Group and Ferroalloys operation segments throughout 2014.
Results of Operations – Consolidated
2014 Compared to 2013
The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,100.8	$1,488.5	$(387.7)	$2,040.8	$2,629.0	$(588.2)
Cost of goods sold and operating expenses	(1,008.8)	(1,220.3)	211.5	(1,885.6)	(2,122.9)	237.3
Sales margin	$92.0	$268.2	$(176.2)	$155.2	$506.1	$(350.9)
Sales margin %	8.4%	18.0%	(9.6)%	7.6%	19.3%	(11.7)%
Revenues from Product Sales and Services
Sales revenue for the three and six months ended June 30, 2014 decreased $387.7 million and $588.2 million, respectively, or 26.0 percent and 22.4 percent, respectively, from the comparable periods in 2013. The decrease in sales revenue during the second quarter and first half of 2014 compared to the comparable periods in 2013 was primarily attributable to the decrease in market pricing for our products, which impacted revenues by $187.1 million and $341.8 million for three and six months ended June 30, 2014, respectively, and lower sales volumes in our U.S. Iron Ore operations, which impacted revenues by $153.5 million and $186.1 million for three and six months ended June 30, 2014, respectively.
Changes in world market pricing heavily impacts our revenues each year. Iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 18.5 percent to an average price of $103 per ton in the second quarter of 2014, resulting in decreased revenues of $121.8 million. The decrease in our realized revenue rates during the second quarter of 2014 compared to the second quarter of 2013 was 20.9 percent, 26.5 percent and 3.2 percent for our Eastern Canadian Iron Ore, Asia Pacific Iron Ore and U.S. Iron Ore operations, respectively. During the three months ended June 30, 2014, our North American Coal business segment market pricing has continued to be affected by various supply and demand pressures in the metallurgical coal markets, which has impacted negatively revenue by $65.3 million and decreased our realized revenue rate by 30.6 percent. Lower worldwide iron ore sales volumes of 952 thousand tons or $108.9 million driven by adverse weather conditions on the Great Lakes delaying timing of shipments and due to the idling of the Wabush facility resulting in lower iron ore sales of 472 thousand tons or $63.6 million during the first half of 2014, which have impacted negatively the quarter-over-quarter results.

During the first half of 2014, iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 18.5 percent to an average price of $112 per ton, resulting in decreased revenues of $242.1 million, excluding the impact of Wabush tons sold. The decrease in our realized revenue rates during the first half of 2014 compared to the first half of 2013 was 23.7 percent, 22.1 percent and 5.2 percent for our Eastern Canadian Iron Ore, Asia Pacific Iron Ore and U.S. Iron Ore operations, respectively. Also, the decision to idle Wabush impacted the period-over-period revenues negatively by $92.8 million. Additionally, during the six months ended June 30, 2014, our North American Coal business segment experienced continued downward pricing pressures, which revenues were impacted negatively by $99.7 million and decreased our realized revenue rate by 25.8 percent. Additionally, lower worldwide iron ore sales volumes of 1,070 thousand tons or $121.8 million, excluding the impact of the period-over-period Wabush volume variance, and lower North American Coal sales volumes of 267 thousand tons or $28.6 million, negatively impacted the first half of 2014 results compared to the first half of 2013.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and six months ended June 30, 2014 were $1,008.8 million and $1,885.6 million, respectively, which represented a decrease of $211.5 million and $237.3 million, or 17.3 percent and 11.2 percent, respectively, from the comparable prior-year periods.
Cost of goods sold and operating expenses for the three and six months ended June 30, 2014 decreased as costs were impacted positively as a result of the Wabush idle that occurred during the second quarter of 2014, which reduced costs by $95.0 million and $104.1 million period-over-period. Also, the lower sales volumes as discussed above decreased costs by $64.0 million and $87.0 million, respectively, for the three and six months ended June 30, 2014. Additionally, as a result of favorable foreign exchange rates in the second quarter and first half of 2014 versus the comparable periods in 2013, we realized lower costs of $18.1 million and $64.8 million, respectively.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and six months ended June 30, 2014 and 2013:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(52.5)	$(48.9)	$(3.6)	$(103.6)	$(97.3)	$(6.3)
Exploration costs	(3.4)	(12.6)	9.2	(7.6)	(35.3)	27.7
Miscellaneous - net	(47.8)	55.3	(103.1)	(106.4)	56.8	(163.2)
	$(103.7)	$(6.2)	$(97.5)	$(217.6)	$(75.8)	$(141.8)
Selling, general and administrative expenses during the three and six months ended June 30, 2014 increased $3.6 million and $6.3 million, respectively, over the comparable periods in 2013. The three and six months ended June 30, 2014 was impacted by $4.6 million and $10.8 million, respectively, in severance costs related to involuntary terminations throughout the first half of 2014, which includes a 33 percent decrease in officer level executives since December 31, 2013. Additionally, the three and six months ended June 30, 2014 was impacted by $4.0 million and $4.3 million, respectively, in proxy-contest-related costs.
Exploration costs decreased by $9.2 million and $27.7 million during the three and six months ended June 30, 2014, respectively, from the comparable periods in 2013, due to decreases in costs at our Ferroalloys and Global Exploration Group operating segments. Our Ferroalloys operating segment had cost decreases of $6.8 million and $21.4 million in the three and six months ended June 30, 2014, respectively, over the comparable prior-year periods due to the decision made in the fourth quarter of 2013 to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online. Our Global Exploration Group had cost decreases of $2.0 million and $5.1 million in the three and six months ended June 30, 2014, respectively, over the comparable prior-year periods, due to lower overhead and professional services spend. In alignment with our capital allocation strategy, we anticipate decreased levels of exploration spending to continue throughout 2014.
The following is a summary of Miscellaneous - net for the three and six months ended June 30, 2014 and 2013:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(11.4)	$47.0	$(58.4)	$(18.1)	$50.5	$(68.6)
Gain on sale of Cockatoo Island	—	18.6	(18.6)	—	18.6	(18.6)
Minimum shipment penalties	(14.2)	(5.6)	(8.6)	(29.9)	(5.7)	(24.2)
Wabush operations idle costs	(25.0)	(2.2)	(22.8)	(63.0)	(2.2)	(60.8)
Other	2.8	(2.5)	5.3	4.6	(4.4)	9.0
	$(47.8)	$55.3	$(103.1)	$(106.4)	$56.8	$(163.2)
Miscellaneous - net expense increased by $103.1 million and $163.2 million during the three and six months ended June 30, 2014, respectively, from the comparable periods in 2013. The three and six months ended June 30, 2014 was impacted negatively by $25.0 million and $63.0 million, respectively, as a result of the idling of the Wabush Scully mine operations. We estimate the full year cost of the idling to be approximately $100 million in 2014, which includes idling costs, employment-related expenditures and contract costs. During the three and six months ended June 30, 2014, we incurred $14.2 million and $29.9 million, respectively, for failure to meet minimum monthly shipment requirements as a result of the continued delay in the Bloom Lake Phase II expansion and anticipate approximately $14 million to $16 million for each quarter until the Bloom Lake Phase II expansion is completed. Additionally, for the three and six months ended June 30, 2014, there was an unfavorable incremental impact of $58.4 million and $68.6 million, respectively, due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity.
Other Income (Expense)
The following is a summary of other income (expense) for the three and six months ended June 30, 2014 and 2013:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Interest expense, net	$(44.8)	$(40.7)	$(4.1)	$(87.5)	$(89.8)	$2.3
Other non-operating income	2.2	(2.8)	5.0	3.4	(1.7)	5.1
	$(42.6)	$(43.5)	$0.9	$(84.1)	$(91.5)	$7.4

Income Taxes
We determined our interim tax provision using a methodology required by ASC 740, Income Taxes. As our loss for the six months ended June 30, 2014 exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the six months ended June 30, 2014 is limited to the amount that would be recognized if the six months ended June 30, 2014 ordinary loss were the anticipated ordinary loss for the full year. The following represents a summary of our tax provision for the three and six months ended June 30, 2014 and 2013:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Income tax benefit (expense)	$69.1	$(9.3)	$78.4	$90.9	$(3.3)	$94.2
We have recorded an income tax benefit for the six months ended June 30, 2014 of $90.9 million compared with an expense of $3.3 million for the comparable prior-year period. The increase in the benefit from the prior-year period is due primarily to the six months ended June 30, 2014 pre-tax loss. Other items contributing to the benefit are deductions for percentage depletion in excess of cost depletion related to U.S. operations and non-taxable interest income.
The tax benefit of the non-taxable interest income is expected to be $48.4 million for the year ended December 31, 2014. Of this, $27.8 million, relates to an intercompany note between the United States and Canada. This note was restructured on April 27, 2014 and will no longer result in an income tax benefit on the financials after this date. $20.6 million relates to an intercompany note between Canada and Australia, the balance of which is $838.2 million at June 30, 2014 with an interest rate of 9.4 percent and a maturity date of December 31, 2020. The balances of the intercompany loans are not indefinitely invested in the subsidiaries.
Discrete items for the six months ended June 30, 2014 provided a benefit of approximately $4.4 million. These adjustments relate primarily to the finalization of certain foreign tax returns and foreign currency remeasurement of current and deferred tax assets and deferred liabilities. Discrete items for the six months ended June 30, 2013 related primarily to adjustments to deferred tax balances, including the reversal of a previously recorded valuation allowance for which it was determined the benefit of the associated deferred tax asset is realizable.
Equity Loss from Ventures
Equity loss from ventures for the three and six months ended June 30, 2013 of $67.9 million and $73.4 million, respectively. The equity loss from ventures for the three and six months ended June 30, 2013 primarily is comprised of the impairment charge of $67.6 million related to our 30 percent ownership interest in Amapá. In the fourth quarter of 2012, our Board of Directors authorized the sale of our 30 percent interest in Amapá. The sale of Amapá was completed in the fourth quarter of 2013.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $9.4 million and $16.7 million for the three and six months ended June 30, 2014, respectively, compared to net loss attributable to noncontrolling interest of $3.3 million and net income attributable to noncontrolling interest of $2.2 million for the comparable periods in 2013.
The net income attributable to the noncontrolling interest of the Empire mining venture was $13.1 million and $20.0 million for the three and six months ended June 30, 2014, respectively, compared to a net loss attributable to the noncontrolling interest of $1.3 million and net income attributable to the noncontrolling interest of $7.0 million for the compared respective periods in 2013.
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

2014 Compared to 2013
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended June 30, 2014 and 2013:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$514.6	$701.7	$(15.1)	$(153.5)	$—	$(18.5)	$(187.1)
Cost of goods sold and operating expenses	(367.4)	(485.4)	(19.6)	94.4	24.7	18.5	118.0
Sales margin	$147.2	$216.3	$(34.7)	$(59.1)	$24.7	$—	$(69.1)

	Three Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$106.80	$110.32	$(3.52)	(3.2)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	66.73	67.59	(0.86)	(1.3)%
Depreciation, depletion & amortization	6.13	4.96	1.17	23.6%
Total cost of goods sold and operating expenses rate	72.86	72.55	0.31	0.4%
Sales margin	$33.94	$37.77	$(3.83)	(10.1)%

Sales tons[2] (In thousands)	4,337	5,727
Production tons[2] (In thousands)
Total	7,575	6,116
Cliffs’ share of total	5,805	4,387
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $147.2 million for the three months ended June 30, 2014, compared with sales margin of $216.3 million for the three months ended June 30, 2013. The decline compared to the prior-year period is attributable to a decrease in revenue of $187.1 million partially offset by a decrease in cost of goods sold and operating expenses of $118.0 million. Sales margin per ton decreased 10.1% to $33.94 in the second quarter of 2014 compared to the second quarter of 2013.
Revenue decreased by $168.6 million, excluding the decrease of $18.5 million of freight and reimbursements from the prior-year period, predominantly due to:
•Lower sales volumes of 1,390 thousand tons or $153.5 million:

◦
Substantially driven by reduced vessel shipment availability due to the freeze on the Great Lakes delaying the start of the 2014 shipping season, which reduced sales between years on customer contracts and limited additional sales with customers with increased nominations in 2014. This was partially offset by a customer with an additional contract in 2014 and higher demand from a customer due to the Great Lakes freeze preventing that customer from reaching its self-produced ore;

◦	Decreased export sales due to increased 2014 Great Lakes nominations. Additionally, an export contract for one customer was transferred from Wabush in the prior-year period and did not recur in the three months ended June 30, 2014 due to expiration of the contract at the end of 2013; and

◦	The non-renewal of a spot sale contract that occurred in the prior-year quarter.

•
The average year-to-date realized product revenue rate decreased by $3.52 per ton or 3.2 percent to $106.80 per ton in second quarter of 2014, which resulted in a decrease of $15.1 million. This decline is a result of:

◦	Realized revenue rates impacted negatively by $5 per ton related to one major customer contract with a reduced average selling price due to the contractual change in the 2014 pricing mechanism;

◦
Changes in customer pricing reducing the realized revenue rate by $3 per ton driven primarily by the period-over-period reduction in market pricing, which is a key component of many of our pricing mechanisms, slightly offset by a favorable change in a customer contract rate due to an increase in hot-band steel pricing;

◦
Unfavorable impact to realized revenue rates of $3 per ton related to one customer due to an arbitration ruling the same quarter of 2014, which resulted in an adjustment of pricing for pellets beginning in 2013; and

◦
Partially offset by a favorable customer mix impacting the realized revenue rates by $7 per ton primarily attributable to increased sales tonnage from a customer contract with a favorable rate and decreased sales tonnage from less favorable rate contracts.

Cost of goods sold and operating expenses in the second quarter of 2014 decreased $99.5 million, excluding the decrease of $18.5 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Lower sales volumes as discussed above that decreased costs by $94.4 million compared to the prior-year period and by lower idle costs of $24.7 million due to restarting the two production lines at our Northshore mine during the first quarter of 2014 that were previously idled in January 2013 and the non-recurrence of the 2013 summer shutdown of Empire mine in 2014;

•
Partially offset by increased costs related to higher energy rates, increased mobile equipment repairs, and increased maintenance and repair costs primarily driven by increased kiln repairs at Empire mine in 2014 due to the 2016 life-of-mine extension, conveyor belt repairs at United Taconite mine and Northshore mine, mill repair at Hibbing mine and a unit repair at Tilden.

The following is a summary of U.S. Iron Ore results for the six months ended June 30, 2014 and 2013:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$875.9	$1,111.8	$(42.6)	$(186.1)	$—	$(7.2)	$(235.9)
Cost of goods sold and operating expenses	(633.7)	(738.2)	(40.2)	109.8	27.7	7.2	104.5
Sales margin	$242.2	$373.6	$(82.8)	$(76.3)	$27.7	$—	$(131.4)

	Six Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$107.68	$113.63	$(5.95)	(5.2)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	66.21	64.98	1.23	1.9%
Depreciation, depletion & amortization	7.71	6.24	1.47	23.6%
Total cost of goods sold and operating expenses rate	73.92	71.22	2.70	3.8%
Sales margin	$33.76	$42.41	$(8.65)	(20.4)%

Sales tons[2] (In thousands)	7,174	8,810
Production tons[2] (In thousands)
Total	13,734	12,983
Cliffs’ share of total	10,442	9,601
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $242.2 million for the six months ended June 30, 2014, compared with sales margin of $373.6 million for the six months ended June 30, 2013. The decline compared to the prior-year period is attributable to a decrease in revenue of $235.9 million partially offset by a decrease in cost of goods sold and operating expenses of $104.5 million. Sales margin per ton decreased 20.4 percent to $33.76 in the first half of 2014 compared to the first half of 2013.
Revenue decreased by $228.7 million, excluding the decrease of $7.2 million of freight and reimbursements from the prior-year period, predominantly due to:
•Lower sales volumes of 1,636 thousand tons or $186.1 million:

◦
Primarily driven by reduced vessel shipment availability due to the freeze on the Great Lakes, which ended the 2013 shipping season early and delayed the start of the 2014 shipping season, which reduced sales between years on customer contracts and limited additional sales with customers with increased nominations in 2014. This was partially offset by higher demand from a customer due to the Great Lakes freeze preventing the customer from reaching its self-produced ore;

◦
Decreased export sales due to increased 2014 Great Lakes nominations. Additionally, an export contract for one customer was transferred from Wabush in the prior-year period and did not recur in the three months ended June 30, 2014 due to expiration of the contract at the end of 2013; and

◦	A spot sale that occurred in the prior-year period not recurring in the three months ended June 30, 2014, along with reduced demand from a certain customer primarily as a result of weather.

•
The average year-to-date realized product revenue rate declined by $5.95 per ton or 5.2 percent to $107.68 per ton in first half of 2014, which resulted in a decrease of $42.6 million. This decline is a result of:

◦	Realized revenue rates impacted negatively by $4 per ton related to one major customer contract with a reduced average selling price due to the contractual change in the 2014 pricing mechanism;

◦
Changes in customer pricing reducing the realized revenue rate by $2 per ton driven primarily by the period-over-period reduction in market pricing, which is a key component of many of our pricing mechanisms, along with unfavorable provisional pricing settlements;

◦
Unfavorable impact to realized revenue rates of $1 per ton related to one customer due to an arbitration ruling in the second quarter of 2014, which resulted in an adjustment of pricing for pellets beginning in 2013; and

◦
Partially offset by a favorable customer mix impacting the realized revenue rates by $2 per ton primarily attributable to increased sales tonnage from a customer contract with a favorable rate and decreased sales tonnage from less favorable rate contracts.

Cost of goods sold and operating expenses in the first half of 2014 decreased $97.3 million, excluding the decrease of $7.2 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Lower sales volumes as discussed above that decreased costs by $109.8 million compared to the prior-year period and by lower idle costs of $27.7 million due to restarting the two production lines at our Northshore mine during the first quarter of 2014 that were previously idled in January 2013 and the non-recurrence of the 2013 summer shutdown of Empire mine in 2014; and

•
Partially offset by increased costs related to increased mobile equipment repairs and increased maintenance and repair costs primarily driven by increased kiln repairs at Empire in 2014 due to the 2016 life-of-mine extension, conveyor belt repairs at United Taconite mine and Northshore mine, mill repair at Hibbing mine and a unit repair at Tilden, along with higher costs related to increased energy rates.

Production
Cliffs' share of production in its U.S. Iron Ore segment increased by 8.8 percent in the first half of 2014 when compared to the comparable period in 2013. The increased production is primarily attributable to our Empire mine, which increased production by 1.1 million tons as a result of the summer shutdown that occurred in 2013, beginning early in the second quarter and ending in the third quarter. Additionally, there was an increase in production of 439 thousand tons at Northshore mine during the first half of 2014, as we restarted the two idled furnaces in the first quarter of 2014. We expect restarting the two furnaces will increase production by 1.2 million tons in 2014. We had previously idled two of the four furnaces at Northshore mine in January 2013. These increases were partially offset by decreased production of 327 thousand tons at our United Taconite mine due to extreme weather and unplanned maintenance outages, as well as our Tilden mine, which decreased production by 326 thousand tons due to a unit repair occurring in early second quarter of 2014 versus early third quarter in 2013 and unplanned outages.

Eastern Canadian Iron Ore
The following is a summary of Eastern Canadian Iron Ore results for the three months ended June 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Wabush Idle[2]	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$174.0	$213.9	$(30.5)	$54.2	$(63.6)	$—	$(39.9)
Cost of goods sold and operating expenses	(212.5)	(263.6)	(12.6)	(42.5)	95.0	11.2	51.1
Sales margin	$(38.5)	$(49.7)	$(43.1)	$11.7	$31.4	$11.2	$11.2

	Three Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$87.48	$110.66	$(23.18)	(20.9)%
Cost of goods sold and operating expenses rate (excluding DDA)	87.48	114.43	(26.95)	(23.6)%
Depreciation, depletion & amortization	19.36	21.93	(2.57)	(11.7)%
Total cost of goods sold and operating expenses rate	106.84	136.36	(29.52)	(21.6)%
Sales margin	$(19.36)	$(25.70)	$6.34	n/m

Sales tons[1] (In thousands)	1,989	1,933
Production tons[1] (In thousands)	1,560	2,111
[1] Tons are metric tons (2,205 pounds).
2 As a result of the Wabush mine idle, all revenue and cost activity related to the Wabush mine has been quantified in the Wabush Idle column of the chart above.
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $38.5 million for the three months ended June 30, 2014, compared with a sales margin loss of $49.7 million for the three months ended June 30, 2013. Sales margin loss per ton decreased to a loss of $19.36 per ton in the second quarter of 2014 compared to a sales margin loss of $25.70 per ton in the second quarter of 2013.
Revenue decreased by $39.9 million for three months ended June 30, 2014, when compared to the prior-year period, primarily due to:

•	A reduction in revenue of $63.6 million due to the idling of the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014; and

•	An overall decrease to the Bloom Lake mine average realized revenue rate, which resulted in a decrease of $30.5 million, primarily as a result of:

◦	A decrease to the Platts 62 percent Fe spot rate to an average of $103 per ton from $126 per ton in the prior-year period, resulting in a decrease of $23 per ton;

◦
Unfavorable freight charges negatively impacting the period-over-period average by $1 per ton mainly due to a 14 percent increase in the Brazil to China benchmark freight rate offsetting the benefit of large vessel sized shipments in the second quarter of 2014; and

◦	Partially offset by the benefit of $8 per ton related to Japanese lag pricing and other timing benefits and $1 per ton primarily related to lower discounts due to pricing.

•	Partially offset by higher sales volumes at Bloom Lake mine of 528 thousand tons resulting in an increase to revenue of $54.2 million, which is primarily related to:

◦	The timing of one large shipment that was delayed from March 2014 into the second quarter as a result of vessel logistics caused by adverse weather conditions;

◦	Higher contracted shipments to Japan and increased trial shipments to customers, along with higher period-over-period production; and

◦	Partially offset by reduced spot shipments from Bloom Lake mine to China.
Cost of goods sold and operating expenses during the three months ended June 30, 2014 decreased from the same period in 2013 by $51.1 million primarily due to:

•	Lower costs of $95.0 million due to the idling the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014;

•	Favorable foreign exchange rate variances of $11.2 million; and

•	Partially offset by:

◦	Higher sales volumes at the Bloom Lake facilities as discussed above resulting in increased costs of $42.5 million compared to the prior-year period; and

◦
Increased costs of $15.0 million due to Bloom Lake mine's west pit development activity no longer being capitalized as of the fourth quarter of 2013 as certain production levels were reached. This is partially mitigated by reduced spending of $5.0 million as a result of various cost reduction efforts, primarily focused on reducing spending on external services.

The following is a summary of Eastern Canadian Iron Ore results for the six months ended June 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Wabush Idle[2]	Inventory write-down	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$332.3	$459.2	$(71.0)	$36.9	$(92.8)	$—	$—	$(126.9)
Cost of goods sold and operating expenses	(420.5)	(489.5)	(18.7)	(30.4)	104.1	(8.7)	22.7	69.0
Sales margin	$(88.2)	$(30.3)	$(89.7)	$6.5	$11.3	$(8.7)	$22.7	$(57.9)

	Six Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$92.38	$121.10	$(28.72)	(23.7)%
Cost of goods sold and operating expenses rate (excluding DDA)	94.75	107.07	(12.32)	(11.5)%
Depreciation, depletion & amortization	22.16	22.02	0.14	0.6%
Total cost of goods sold and operating expenses rate	116.91	129.09	(12.18)	(9.4)%
Sales margin	$(24.53)	$(7.99)	$(16.54)	n/m

Sales tons[1] (In thousands)	3,597	3,792
Production tons[1] (In thousands)	3,312	4,130
[1] Tons are metric tons (2,205 pounds).
2 As a result of the Wabush mine idle, all revenue and cost activity related to the Wabush mine has been quantified in the Wabush Idle column of the chart above.
We reported a sales margin loss for our Eastern Canadian Iron Ore segment of $88.2 million for the six months ended June 30, 2014, compared with a sales margin loss of $30.3 million for the six months ended June 30, 2013. Sales margin loss per ton increased to a loss of $24.53 per ton in the first half of 2014 compared to a sales margin loss of $7.99 per ton in the first half 2013.
Revenue decreased by $126.9 million for the six months ended June 30, 2014, when compared to the prior-year period, primarily due to:

•	A reduction in revenue of $92.8 million due to the idling of the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014; and

•	An overall decrease to the Bloom Lake mine average realized revenue rate, which resulted in a decrease of $71.0 million, primarily as a result of:

◦	A decrease to the Platts 62 percent Fe spot rate to an average of $112 per ton from $137 per ton in the prior-year period resulted in a decrease of $24 per ton;

◦	Provisional pricing settlements in the prior-year period that were favorable caused a negative impact of $3 per ton period-over-period;

◦
Unfavorable freight charges negatively impacted the period-over-period average revenue rate by $3 per ton primarily due to a 20 percent increase in the Brazil to China benchmark freight rate in the first half of 2014 partially offset by larger vessel sizes on some shipments; and

◦	Partially mitigated by the benefit of $7 per ton due to contract timing related to Japanese lag pricing and tons sold in the first quarter of 2014 to China customers based on December 2013 laydays.

•
Partially offset by higher sales volumes at Bloom Lake mine of 320 thousand tons resulting in an increase to revenue of $36.9 million, which is primarily related to increased Bloom Lake mine production of 235 thousand tons and the timing of customer shipments that were delayed from the end of 2013 into 2014 as a result of adverse weather conditions.

Cost of goods sold and operating expenses during the six months ended June 30, 2014 decreased from the same period in 2013 by $69.0 million primarily due to:

•	Lower costs of $104.1 million due to the idling the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014;

•	Favorable foreign exchange rate variances of $22.7 million; and

•	Partially offset by:

◦	Higher sales volumes at the Bloom Lake facilities as discussed above resulting in increased costs of $30.4 million compared to the prior-year period;

◦
Increased costs of $26.0 million due to Bloom Lake mine's west pit development activity no longer being capitalized as of the fourth quarter of 2013 as certain production levels were reached. This is partially mitigated by reduced spending of $17.0 million as a result of various cost reduction efforts, primarily focused on reducing spending on external services and leases;

◦	Unfavorable foreign exchange contract hedging impacts of $8.3 million period over period; and

◦
An unfavorable variance of $8.7 million in lower-of-cost-or-market inventory charges at our Bloom Lake operations due to the lower-of-cost-or-market charges in the first quarter of 2014 primarily attributable to market declines in Platts spot rate pricing as well as higher cost of inventory driven by the timing of maintenance activities and mine development. Bloom Lake mine did not have lower-of-cost-or-market inventory charges in the prior-year period.

Production
The Bloom Lake facility produced 3.0 million and 2.8 million tons of iron ore concentrate during the six months ended June 30, 2014 and 2013, respectively. During the first quarter of 2014, we announced that we are exploring various strategic alternatives for our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We will continue to evaluate and will idle temporarily the operations if the pricing and operating costs justify such an alternative action. The Phase II expansion project remains on hold.
Production at the Wabush facility was 0.3 million tons of iron ore concentrate and 1.2 million tons of iron ore pellets during the six-month period ending June 30, 2014 and 2013, respectively. Due to high production costs and lower pellet premium pricing, we idled production at the Wabush mine pellet plant and transitioned to producing an iron ore concentrate product from our Wabush mine during June 2013. At the end of March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador. The idle was driven by the unsustainable high cost structure, which results in operations that were not considered economically viable to run over time.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$233.1	$327.0	$(76.2)	$(9.6)	$(8.1)	$(93.9)
Cost of goods sold and operating expenses	(197.1)	(232.0)	21.0	7.0	6.9	34.9
Sales margin	$36.0	$95.0	$(55.2)	$(2.6)	$(1.2)	$(59.0)

	Three Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$80.38	$109.36	$(28.98)	(26.5)%
Cost of goods sold and operating expenses rate (excluding DDA)	53.38	63.65	(10.27)	(16.1)%
Depreciation, depletion & amortization	14.59	13.95	0.64	4.6%
Total cost of goods sold and operating expenses rate	67.97	77.60	(9.63)	(12.4)%
Sales margin	$12.41	$31.76	$(19.35)	(60.9)%

Sales tons[1] (In thousands)	2,900	2,990
Production tons[1] (In thousands)	2,731	2,916
[1] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $36.0 million during the three months ended June 30, 2014 compared with $95.0 million for the same period in 2013 and sales margin per ton decreased 60.9 percent to $12.41 per ton in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $93.9 million in the second quarter of 2014 over the prior-year period primarily as a result of:

•	The lower realized product revenue rate for the three months ended June 30, 2014 that resulted in a decrease of $76.2 million or 26.5 percent on a per-ton basis. This decrease is a result of:

◦
The Platts 62 percent Fe spot rate decreased to an average of $103 per ton from $126 per ton during the comparable period of the prior year, which negatively impacted the revenue rate resulting in a decrease of $22 per ton to our realized revenue rate;

◦
Unfavorable timing impacts of $8.1 million or $3 per ton primarily due to more contracts priced at discharge being affected by a falling Platts 62 percent Fe spot rate throughout the quarter. A higher percentage of contracts are being priced at discharge instead of loading in 2014 when compared to 2013. This impact is partially offset by the lag pricing features on contracts with some customers;

◦	Unfavorable foreign exchange contract hedging impacts of $6.3 million or $2 per ton period over period; and

◦	Unfavorable period-over-period freight charges, which reduced the realized revenue rate by $6.0 million or $2 per ton.

•
Lower sales volume during the three months ended June 30, 2014 due to timing of shipments to 2.9 million tons compared with 3.0 million tons in the comparable period in 2013, resulting in a decrease in revenue of $9.6 million.

Cost of goods sold and operating expenses in the three months ended June 30, 2014 decreased $34.9 million compared to the comparable period in 2013 primarily as a result of:

•
Lower mining costs of $10.9 million mainly due to lower mining contractor costs mainly resulting from a focus on efficiencies across the operation and lower logistics costs of $3.4 million primarily attributable to the finalization of the port dispute partially offset by higher volumes railed;

•	Favorable foreign exchange rate variances of $6.9 million or $2 per ton; and

•	Lower sales volumes, as discussed above, that resulted in decreased costs of $7.0 million compared to the same period in the prior year.
The following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$487.3	$597.8	$(128.5)	$27.4	$(9.4)	$(110.5)
Cost of goods sold and operating expenses	(385.0)	(441.5)	34.9	(20.5)	42.1	56.5
Sales margin	$102.3	$156.3	$(93.6)	$6.9	$32.7	$(54.0)

	Six Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$87.94	$112.90	$(24.96)	(22.1)%
Cost of goods sold and operating expenses rate (excluding DDA)	54.79	68.63	(13.84)	(20.2)%
Depreciation, depletion & amortization	14.69	14.75	(0.06)	(0.4)%
Total cost of goods sold and operating expenses rate	69.48	83.38	(13.90)	(16.7)%
Sales margin	$18.46	$29.52	$(11.06)	(37.5)%

Sales tons[1] (In thousands)	5,541	5,295
Production tons[1] (In thousands)	5,521	5,588
[1] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $102.3 million during the six months ended June 30, 2014 compared with $156.3 million for the same period in 2013 and sales margin per ton decreased 37.5 percent to $18.46 per ton in the first half of 2014 compared to the first half of 2013 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $110.5 million in the first half of 2014 over the prior-year period primarily as a result of:

•	The lower realized product revenue rate for the six months ended June 30, 2014 that resulted in a decrease of $128.5 million or 22.1 percent on a per-ton basis. This decrease is a result of:

◦
The Platts 62 percent Fe spot rate decreased to an average of $112 per ton from $137 per ton during the comparable first half of the prior year, which negatively impacted the revenue rate resulting in a decrease of $24 per ton to our realized revenue rate, and partially offset by timing impacts of $8.6 million or $2 per ton due to the lag pricing features on contracts with some customers;

◦	Unfavorable foreign exchange contract hedging impacts of $17.2 million or $3 per ton period over period;

◦	Unfavorable period-over-period freight charges which reduced the realized revenue rate by $15.0 million or $3 per ton; and

◦
Offset partially by an increase to our realized revenue rate due to higher lump premiums in the first half of 2014 compared to the same period in 2013 resulting in an increase to realized product revenue rate of $12.4 million or $2 per ton.

•
These decreases were partially offset by the higher sales volume of 5.5 million tons during the six months ended June 30, 2014 compared with 5.3 million tons during the prior-year period due to timing of rail deliveries and shipments, resulting in an increase in revenue of $27.4 million.

Cost of goods sold and operating expenses in the six months ended June 30, 2014 decreased $56.5 million compared to the comparable period in 2013 primarily as a result of:

•
Lower mining costs of $29.7 million mainly due to lower mining contractor costs mainly resulting from a focus on efficiencies across the operation and lower logistics costs of $9.0 million primarily attributable to the finalization of the port dispute;

•	Favorable foreign exchange rate variances of $42.1 million or $8 per ton; and

•	These decreases were offset partially by higher sales volumes, as discussed above, that resulted in increased costs of $20.5 million compared to the same period in the prior year.
Production
Production at Asia Pacific Iron Ore during the six months ended June 30, 2014 remained consistent when compared to the same period in 2013 with a slight decrease of 67 thousand production tons or 1.2 percent. However, production during the three months ended June 30, 2014 was 6.3 percent lower than production in the comparable prior-year quarter. The decrease in production tons compared to the same prior-year period is mainly attributable to a planned major shutdown in April 2014.

North American Coal
The following is a summary of North American Coal results for the three months ended June 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Inventory write-down	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$179.1	$245.9	$(65.3)	$(5.3)	$—	$3.8	$(66.8)
Cost of goods sold and operating expenses	(231.8)	(239.3)	20.5	5.1	(14.3)	(3.8)	7.5
Sales margin	$(52.7)	$6.6	$(44.8)	$(0.2)	$(14.3)	$—	$(59.3)

	Three Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$72.84	$104.89	$(32.05)	(30.6)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	83.01	88.12	(5.11)	(5.8)%
Depreciation, depletion & amortization	15.72	13.61	2.11	15.5%
Total cost of goods sold and operating expenses rate	98.73	101.73	(3.00)	(2.9)%
Sales margin	$(25.89)	$3.16	$(29.05)	n/m

Sales tons[2] (In thousands)	2,036	2,087
Production tons[2] (In thousands)	1,881	1,729
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to a loss of $52.7 million during the three months ended June 30, 2014, compared to a sales margin of $6.6 million during the three months ended June 30, 2013. Sales margin per ton decreased to a loss of $25.89 per ton in the second quarter of 2014 compared to a sales margin of $3.16 per ton in the second quarter of 2013.
Revenues from product sales and services were $179.1 million, which is a decrease of $70.6 million over the prior-year period, excluding the increase of $3.8 million of freight and reimbursements, predominantly due to:

•	Lower realized product revenue rate for the three months ended June 30, 2014 resulted in a decrease of $65.3 million or 30.6 percent on a per-ton basis. This decline is a result of:

◦
The downward trend in market pricing period over period, including a decrease of $52 per ton in the quarterly benchmark price. Additionally, there was an unfavorable impact from carryover contracts due to more carryover tons in the prior-year period in comparison to the second quarter of 2014, which was slightly mitigated by a favorable impact from annually priced contracts in the current year; and

◦
An unfavorable change in product mix negatively impacting the realized revenue rate by $10 per ton primarily attributable to export tons to China in the second quarter of 2014 that did not occur in the same period of 2013, lower domestic sales of high-volatile and low-volatile metallurgical coal and increased thermal coal sales, which is unfavorable to the overall realized revenue rate.

•	Sales volume decreases of 51 thousand tons or 2 percent during the second quarter of 2014 in comparison to the prior-year period resulting in a decrease in revenue of $5.3 million, primarily due to:

◦
Lower sales of high-volatile metallurgical coal as a result of a non-renewal of a customer contract and rail service issues. Lower sales of low-volatile metallurgical coal due to lower non-China export tons, reduced tons to blenders and lower nominations with domestic customers were partially offset by increased low-volatile metallurgical coal tons exported to China and by higher thermal coal sales due to a new contract.

Cost of goods sold and operating expenses in the second quarter of 2014 decreased $11.3 million, excluding the increase of $3.8 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	The impact of inventory adjustments in the first quarter of 2014 resulted in lower costs of $21.0 million as inventory was sold throughout second quarter of 2014;

•	Lower sales volume attributable to reduced low- and high-volatile metallurgical coal sales, as discussed above, resulting in cost reductions of $5.1 million; and

•
Partially offset by an unfavorable variance in the lower-of-cost-or-market inventory charge of $14.3 million in comparison to the same prior-year period as the lower-of-cost-or-market inventory charges for the three months ended June 30, 2014 and June 30, 2013 were $15.0 million and $0.7 million, respectively. This charge was driven by the downward trend in market pricing.

The following is a summary of North American Coal results for the six months ended June 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Inventory write-down	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$345.3	$460.2	$(99.7)	$(28.6)	$—	$13.4	$(114.9)
Cost of goods sold and operating expenses	(446.4)	(451.8)	25.1	28.1	(34.4)	(13.4)	5.4
Sales margin	$(101.1)	$8.4	$(74.6)	$(0.5)	$(34.4)	$—	$(109.5)

	Six Months Ended June 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$79.68	$107.38	$(27.70)	(25.8)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	90.55	89.49	1.06	1.2%
Depreciation, depletion & amortization	17.16	15.72	1.44	9.2%
Total cost of goods sold and operating expenses rate	107.71	105.21	2.50	2.4%
Sales margin	$(28.03)	$2.17	$(30.20)	n/m

Sales tons[2] (In thousands)	3,607	3,874
Production tons[2] (In thousands)	3,586	3,459
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to a loss of $101.1 million during the six months ended June 30, 2014, compared to a sales margin of $8.4 million during the six months ended June 30, 2013. Sales margin per ton decreased to a loss of $28.03 per ton in the first half of 2014 compared to a sales margin of $2.17 per ton in the first half of 2013.

Revenues from product sales and services were $345.3 million, which is a decrease of $128.3 million over the prior-year period, excluding the increase of $13.4 million of freight and reimbursements, predominantly due to:

•	Lower realized product revenue rate for the six months ended June 30, 2014 resulted in a decrease of $99.7 million or 25.8 percent on a per-ton basis. This decline is a result of:

◦
The downward trend in market pricing period over period, including a decrease of $37 per ton in the six-month average benchmark price, along with a more favorable impact in 2013 from carryover contracts, partially mitigated by annually priced contracts.

◦
An unfavorable change in product mix negatively impacting the realized revenue rate by $7 per ton primarily attributable to export tons to China in the first half of 2014 that did not occur in the same period of 2013, lower domestic sales of low-volatile metallurgical coal and increased thermal coal sales, which is unfavorable to the overall realized revenue rate.

•	Sales volume decreases of 267 thousand tons or 6.9 percent during the first half of 2014 in comparison to the prior-year period resulting in a decrease in revenue of $28.6 million, primarily due to:

◦
Lower sales of high-volatile metallurgical coal as a result of a non-renewal of a customer contract and rail service issues. Lower sales of low-volatile metallurgical coal due to lower nominations with domestic customers and blenders, partially offset by higher export sales to China of low-volatile coal and higher thermal coal sales due to a new contract.

Cost of goods sold and operating expenses in the first half of 2014 decreased $18.8 million, excluding the increase of $13.4 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Lower sales volume attributable to reduced low- and high-volatile metallurgical coal sales, as discussed above, resulting in cost reductions of $28.1 million;

•
Decreased spending of $15.0 million on production costs due to increased focus on reducing external services, energy and staff cost spending and decreased costs related to royalties and severance taxes of $9.0 million due to reduced year-over-year revenue rate; and

•
Partially offset by an unfavorable variance in the lower-of-cost-or-market inventory charge of $34.4 million in comparison to the same prior-year period as the lower-of-cost-or-market inventory charges at June 30, 2014 and 2013 were $37.1 million and $2.7 million, respectively. This charge was driven by the downward trend in market pricing.

Production
Production of low- and high-volatile metallurgical coal in the first half of 2014 was in line with the prior-year period. Due to increased demand for thermal coal in 2014, we increased production at our thermal coal mine from one shift to two shifts in the first quarter of 2014 to align production with 2014 customer demand, which resulted in an increase of 44.0 percent in the first half of 2014 compared to the same prior-year period. On June 25, 2014, we issued a WARN Act notice to all employees of Pinnacle, a wholly-owned subsidiary of ours, the United Mine Workers of America and state and local government agencies, that we intend to temporarily idle our operations at the Pinnacle mine as a result of current poor market conditions for metallurgical coal. The WARN Act notice began the 60-day notice period that must be given prior to temporarily idling operations under the WARN Act. If market conditions do not improve, it is expected that the idling of the Pinnacle mine could last more than six months beginning on or about August 25, 2014. Pinnacle mine had production of 1,409 tons and 2,819 tons, respectively, for the six months ended June 30, 2014 and during the year ended December 31, 2013.
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

Based on current mine plans and subject to future iron ore and coal prices and supply and demand, we expect our budgeted capital expenditures, dividends and other cash requirements during 2014 to slightly exceed our estimated operating cash flows. Although we expect our cash flows from operating activities to be slightly exceeded by our capital expenditures and dividends during 2014, we maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives through our $1.75 billion revolving credit agreement. Based on current market conditions, we expect to be able to fund our requirements for at least the next 12 months.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.
The following discussion summarizes the significant activities impacting our cash flows during the six months ended June 30, 2014 and 2013 as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $123.9 million for the six months ended June 30, 2014, compared to cash provided by operating activities of $388.9 million for the same period in 2013. Decreased operating cash flows in the first half of 2014 were primarily due to lower operating results as previously discussed, in addition to unfavorable working capital changes primarily driven by an inventory build as a result of adverse weather delaying shipments for our U.S. Iron Ore business.
Our long-term outlook remains stable, although we have and plan to continue to respond to the uncertain near-term outlook by adjusting our operating strategy as market conditions change. Throughout the first half of 2014, capacity utilization among steelmaking facilities in North America remained steady. We expect economic growth in the U.S. to accelerate through the second half of 2014, which is expected to be supported by continued improvement in the labor market and other key indicators. Domestic steel production and the corresponding demand for steelmaking raw materials are expected to be supported by both healthy construction activity and motor vehicle production. We expect China’s economy will continue to expand while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. We are monitoring continually the economic environment in which we operate in order to react to fluctuations in pricing due to global economic growth or contraction, change in demand for steel or changes in availability of supply.
On February 11, 2014, we announced our plan to idle Wabush Scully mine in Newfoundland and Labrador and the Wabush Scully mine was idled during March 2014. The impact of the idling includes idling costs, employment-related expenditures and contract costs totaled $63.0 million for the six months ended June 30, 2014 and we estimate approximately $100 million in total to be incurred throughout 2014.
Coupled with efficient tax structures, our U.S. operations and our financing arrangements provide sufficient capital resources to support operations and do not require us to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at June 30, 2014 was $164.5 million, or approximately 45.7 percent of our consolidated total cash and cash equivalents balance of $359.9 million. As of June 30, 2014 and December 31, 2013, we had no restrictions on our borrowing capacity of our $1.75 billion U.S.-based revolving credit facility. Furthermore, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand from the U.S. and Asian economies weakens and pricing deteriorates for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $148.3 million for the six months ended June 30, 2014, compared with $500.3 million for the comparable period in 2013.

We had capital expenditures of $164.3 million and $501.2 million for the six months ended June 30, 2014 and 2013, respectively. Up until the first quarter of 2014, our main capital investment focus was on the construction of the Bloom Lake mine's operations. On February 11, 2014, we announced that we are indefinitely suspending Phase II expansion at our Bloom Lake mine. In the short term, we will continue to operate Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. We also announced that we would idle the Phase I operations if pricing significantly decreases for an extended period of time. On the expansion projects at Bloom Lake mine, we have spent approximately $32.6 million during the first half of 2014, which predominately relates to work performed in 2013. This compares Bloom Lake mine ramp-up and expansion project work of approximately $329 million during the first half of 2013.
Additionally, we spent approximately $124 million and $161 million globally on expenditures related to sustaining capital in the first six months of 2014 and 2013, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
In alignment with our strategy to focus on allocating capital in a prudent balance among key priorities related to liquidity management, business investment and increasing long-term shareholder value, we anticipate total cash used for capital expenditures in 2014 to be approximately $275 million to $325 million. This includes approximately $100 million of cash-payment carryover for 2013 incurred costs, with the remainder comprised of new sustaining and permission-to-operate capital expenditures, including a sustainable level to support our full-year production volume and cash cost expectations as well as safety and environmental obligations.
Financing Activities
Net cash provided by financing activities in the first six months of 2014 was $290.7 million, compared to $193.3 million for the comparable period in 2013. Net cash provided by financing activities increased year over year primarily as a result of an increase in net borrowings on our credit facilities of $414.8 million during the first six months of 2014 compared to $115.0 million during the comparable period in 2013. Net cash provided by financing activities were offset by dividend distributions of $71.6 million and $56.0 million for the six months ended June 30, 2014 and 2013, respectively.
Additionally, net cash provided by financing activities during the first six months of 2013 was impacted as we completed public offerings of 29.25 million depositary shares and 10.35 million common shares in which net proceeds from these offerings were $709.4 million and $285.3 million, respectively, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan.
Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of June 30, 2014 and December 31, 2013:

	(In Millions)
	June 30, 2014	December 31, 2013
Cash and cash equivalents	$359.9	$335.5
Available revolving credit facility	$1,750.0	$1,750.0
Revolving loans drawn	(275.0)	—
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Letter of credit obligations and other commitments	(5.2)	(8.4)
Borrowing capacity available	$1,469.8	$1,741.6
Our primary source of funding is a $1.75 billion revolving credit facility, which matures on October 16, 2017. We also have cash generated by the business and cash on hand, which totaled $359.9 million as of June 30, 2014. The combination of cash and availability under the credit facility gave us $1.8 billion in liquidity entering the third quarter of 2014, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.

On June 30, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012 and Amendment No. 2 as of February 8, 2013), or revolving credit agreement, to effect the following:

•	Replacing the current maximum leverage covenant ratio of debt to earnings of less than 3.5 times with a maximum balance sheet leverage ratio of debt to capitalization of less than 45 percent.

•	Resetting the minimum interest coverage ratio from 2.5 to 1.0 to the ratio of 3.5 to 1.0.

•
Amending the definition of EBITDA to include certain cash charges related to the Company’s Wabush mine and other cash restructuring charges and the definition of net worth to exclude up to $1 billion in non-cash impairment charges.

•
Modifying the covenants restricting certain investments and acquisitions, the incurrence of certain indebtedness and liens, and the amount of dividends that may be declared or paid and shares that may be repurchased.

The new amended revolving credit agreement terms are effective June 30, 2014, and remain in effect for the life of the revolving credit agreement. This amended revolving credit agreement allows our borrowing capacity to be less susceptible to the impact of volatile iron ore and metallurgical coal pricing.
As of June 30, 2014, we were in compliance with these financial covenants related to the revolving credit agreement. Additionally, as of December 31, 2013, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
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
At June 30, 2014, we have recorded $20.2 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $14.1 million decrease and a net $20.2 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2014 related to these arrangements.
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
At June 30, 2014, we had a derivative asset of $33.0 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $55.8 million as of December 31, 2013. We estimate that a $75 change in the average hot-band steel price realized from the June 30, 2014 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $22.9 million, thereby impacting our consolidated revenues by the same amount.
We are not entered into any hedging programs to mitigate the risk of adverse price fluctuations at June 30, 2014.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 9.7 million MMBtu’s of natural gas at an average delivered price of $8.40 per MMBtu and 14.6 million gallons of diesel fuel at an average delivered price of $3.36 per gallon during the first half of 2014. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 4.7 million gallons of diesel fuel at an average delivered price of $4.31 per gallon during the first half of 2014. Our CLCC operations consumed approximately 1.7 million gallons of diesel fuel at an average delivered price of $3.57 per gallon during the first half of 2014. Consumption of diesel fuel by our Asia Pacific operations was approximately 7.5 million gallons at an average delivered price of $3.31 per gallon for the same period.
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
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. At the present time, we have no specific plans to enter into hedging activity and do not plan to enter into any new forward contracts for natural gas or diesel fuel in the near term. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in electrical, natural gas and diesel fuel prices would result in a change of approximately $21.8 million in our annual fuel and energy cost based on expected consumption for the remainder of 2014.

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
Bloom Lake
For the purpose of testing the recoverability of our long-lived assets, we consider the Bloom Lake iron ore operation to be an asset group.  During the first half of 2014 and throughout 2013, we experienced higher than expected production costs in the current operation of the Bloom Lake iron ore mine. Additionally, capital expenditure expectations to complete the Phase II expansion and required tailings and water management systems have surpassed original expectations.  Both conditions have a negative impact on the profitability and cash flows of that business.  Continuation of such trends, changes in forecasted long-term pricing and/or other economic assumptions (e.g., inflation rates and exchange rates) could impact our ability to recover the carrying value of our long-lived asset group, which was approximately $4.9 billion at December 31, 2013. As of our latest analysis, which occurred as of December 31, 2013, any of the following deteriorations of our current assumptions could result in a material write-down to the long-lived assets of our Bloom Lake asset group:

•	a decrease in long-term global benchmark pricing of approximately 15-20%;

•	an increase in production costs of approximately 25-30%; or

•	an increase in life-of-mine capital expenditures of approximately 120-125%.

Wabush
As of June 30, 2014, the remaining net book value of the Wabush long-lived assets was $174.1 million, consisting primarily of mobile equipment and, to a lesser extent, mineral reserves. These balances were determined based on appraised values derived from recent market transactions or data, adjusted for condition, grade and other factors. Based on current projections, we do not anticipate future adjustments to these net book values that would be material to our consolidated financial statements.
North American Coal
Our asset groups within the North American Coal segment are:

•	CLCC - Metallurgical mining operations

•	Oak Grove mining operations

•	Pinnacle mining operations

•	CLCC - Thermal coal mining operations
Since December 31, 2013, benchmark pricing (premium low-vol FOB Australia) has declined significantly and has had an impact on our realized revenue for the three and six months ended June 30, 2014 and may impact the realized product revenue rate for future sales on the spot market as well as our annual customer contracts as they are finalized. We continuously monitor the effect these changes in market price have on the projected future cash flows for each of our identified asset groups.
Our most recent evaluation of the recoverability of the long-lived assets of each metallurgical coal asset groups, completed as of December 31, 2013, indicated that our projected future undiscounted cash flows exceeded the respective carrying values by a significant amount. Although current market pricing for metallurgical coal has had an adverse impact on our reported results of the North American Coal segment, the projected undiscounted future cash flows of the asset groups used to test for recoverability, are more significantly influenced by our forecasted long-term price trends, expected production costs and capital investments required, primarily due to the long-life of the mines. Continued adverse market conditions, including changes to the global and domestic supply balance, can result in a reduction to our long-term pricing assumption, which may result in a material impairment charge.
Our projected undiscounted future cash flows of the CLCC metallurgical mining operations indicate that, based on current carrying values, a 5 to 10 percent decline in our estimated long-term pricing would result in an impairment of our long-lived assets. This sensitivity does not take into consideration variations from our current long-term estimates of production costs, volume, inflation and other key assumptions used to estimate the future cash flows of the operation, all of which significantly impact the estimate used to assess the recoverability of these long-lived assets.
With respect to our thermal coal mining operations, our most recent evaluation of the recoverability of the long-lived assets of the asset group completed as of December 31, 2013 indicated that our projected future undiscounted cash flows exceeded the respective carrying value by a significant amount.  The undiscounted cash flows of this operation are influenced by our forecasted long-term pricing for thermal coal, expected production costs and capital investments required over the life of the mine.  Significant changes in any of these assumptions or failure to obtain the permits necessary to extract the coal in the most economical manner can have a negative impact on our undiscounted cash flows and may result in a material impairment charge.
Asia Pacific Iron Ore
Based on current reserve estimates, we expect to exhaust our Koolyanobbing mine reserves by 2020. Currently we carry approximately $80 million of goodwill, which is subject to recoverability testing as described above. Our current estimates indicate that the fair value of the reporting unit, based on a discounted cash flow model using assumptions consistent with our long-range plan is recoverable. Due to the current environment, we have and may continue to experience pricing pressure from our customers in the form of increased discounts on quality and lower lump premiums. As a recent market development, we are uncertain whether this will persist for the remainder of the life of mine; however, if it does, this downward price pressure may result in an impairment of our goodwill.

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
At June 30, 2014, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $300.0 million and $259.1 million, respectively, with varying maturity dates ranging from July 2014 to June 2015 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $40.7 million, and a 10 percent decrease would reduce the fair value to approximately negative $21.2 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $31.0 million, and a 10 percent decrease would decrease the fair value to approximately negative $21.8 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of June 30, 2014:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio [1] :
AUD Contracts expiring in the next 12 months	$300.0	0.90	0.9433	$9.7
CAD Contracts expiring in the next 12 months	259.1	1.08	1.0671	1.9
Total Hedge Contract Portfolio	$559.1			$11.6

[1] Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a variable rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of June 30, 2014, we had $275.0 million drawn on the revolving credit facility. A 100 basis point change to the base rate or the LIBOR rate under the revolving credit facility would result in a change of approximately $2.8 million to interest expense on an annual basis.
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

Outlook
For the remainder of 2014, the demand for our steelmaking raw materials in North America is expected to be supported by continued improvements in the labor market, construction activity, and motor vehicle production. Demand for steelmaking raw materials in China is anticipated to remain high, as Chinese officials remain committed to achieving their targeted real GDP growth rate of approximately 7.5%. However, increased seaborne supply could continue to put downward pressure on pricing for steelmaking raw materials.
Due to the commodity pricing volatility for the products that we sell and for the purpose of providing a full-year outlook, we will utilize the year-to-date average 62% Fe seaborne iron ore spot price as of June 30, 2014, which was $112 per ton (C.F.R. China), as a base price assumption for providing our full-year 2014 revenues-per-ton sensitivities for our iron ore business segments. With $112 per ton as a base price assumption for full-year 2014, included in the table below is the expected revenues-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10 per ton variance from the base price assumption.

2014 Full-Year Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Eastern Canadian Iron Ore (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$100 - $105	$85 - $90	$85 - $90
Sensitivity Per Ton (+/- $10)	+/- $1	+/- $4	+/- $5

(1)	Based on the average year-to-date 62% Fe seaborne iron ore fines price (C.F.R. China) of $112 per ton as of June 30, 2014.
(2)	U.S. Iron Ore tons are reported in long tons.
(3)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(4)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
The revenues-per-ton sensitivities consider various contract provisions and lag-year adjustments contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, freight rates, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
U.S. Iron Ore Outlook (Long Tons)
For 2014, we are revising our full-year sales and production volume expectation to 22 million tons, which is the lower end of our previous expected range of 22 - 23 million tons. This was primarily driven by weather-related impacts.
The U.S. Iron Ore revenues-per-ton sensitivity included within the 2014 revenues-per-ton summary table above also includes the following assumptions:

•	2014 average hot-rolled steel pricing of $650 per ton; and

•	25% - 30% of the expected 2014 sales volume is linked to seaborne iron ore pricing
We are maintaining our 2014 full-year U.S. Iron Ore cash-cost-per-ton expectation of $65 - $70. We are reducing our depreciation, depletion and amortization expectation to approximately $5 per ton from our previous expectation of $7 per ton.
Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2014, we are revising our full-year sales and production volume expectation to 7 million tons, which is the higher end of our previous expected range of 6 - 7 million tons. This includes approximately 750,000 tons from Wabush Mine and the remainder from Bloom Lake Mine, driven by consistent product availability.
The Eastern Canadian Iron Ore revenues-per-ton sensitivity is included within the 2014 revenues-per-ton sensitivity table above. We are reducing our full-year 2014 cash-cost-per-ton expectation in Eastern Canadian Iron Ore to $80 - $85 from our previous expectation of $85 - $90, primarily driven by an updated mine plan that includes lower strip ratios and reduced contract labor. Also, the full-year cash-cost-per-ton expectation only includes Bloom Lake Mine. Depreciation, depletion and amortization is expected to be approximately $23 per ton for full-year 2014.

Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are revising our full-year 2014 Asia Pacific Iron Ore expected sales and production volumes to approximately 11 million tons, which is the higher end of our previous expected range of 10 - 11 million tons. The product mix is expected to be approximately half lump and half fines iron ore.
The Asia Pacific Iron Ore revenues-per-ton sensitivity is included within the 2014 revenues-per-ton sensitivity table above. We are lowering our 2014 full-year Asia Pacific Iron Ore cash-cost-per-ton expectation to $55 - $60 from our previous expectation of $60 - $65, primarily driven by reduced royalties, improved maintenance practices and lower logistics costs. Depreciation, depletion and amortization is anticipated to be approximately $14 per ton for the full-year 2014.
North American Coal Outlook (Short Tons, F.O.B. the mine)
We are revising our full-year 2014 North American Coal expected sales and production volumes to 7 million tons, which is the lower end of our previous expected range of 7 - 8 million tons. The decrease is primarily driven by the aforementioned WARN notice regarding a potential idle of Pinnacle Mine. Sales volume mix is anticipated to be approximately 67% low-volatile metallurgical coal and 20% high-volatile metallurgical coal, with thermal coal making up the remainder.
We are lowering our full-year 2014 North American Coal revenues-per-ton outlook to $75 - $80 from our previous outlook of $80 - $85. The decrease is primarily driven by lower-than-expected market pricing for metallurgical coal products. We have approximately 76% of our expected 2014 sales volume committed and priced at approximately $80 per short ton at the mine.
We are maintaining our North American Coal full-year cash cost expectation of $85 - $90 per ton. Full-year 2014 depreciation, depletion and amortization is expected to be approximately $16 per ton.
The following table provides a summary of our 2014 guidance for our four business segments:

	2014 Outlook Summary
	U.S. Iron Ore (1)	Eastern Canadian Iron Ore (2)	Asia Pacific Iron Ore (3)	North American Coal (4)
Sales volume (million tons)	22	7	11	7
Production volume (million tons)	22	7	11	7
Cash cost per ton (5)	$65 - $70	$80 - $85	$55 - $60	$85 - $90
DD&A per ton	$5	$23	$14	$16

(1)	U.S. Iron Ore tons are reported in long tons.
(2)	Eastern Canadian lron Ore tons are reported in metric tons, F.O.B. Eastern Canada.
(3)	Asia Pacific Iron Ore tons are reported in metric tons, F.O.B. the port.
(4)	North American Coal tons are reported in short tons, F.O.B. the mine.
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

SG&A Expenses and Other Expectations
We are maintaining our full-year 2014 SG&A expense expectation of approximately $185 million, which excludes severance and proxy-contest-related costs. We are also maintaining our full-year cash outflows expectation for exploration of $15 million.
Also, as previously disclosed, we are expecting to incur approximately $100 million in costs related to the Wabush Mine idle for the year. Consolidated full-year 2014 depreciation, depletion and amortization is expected to be approximately $560 million.

Capital Budget
We are maintaining our 2014 capital expenditures budget of $275 - $325 million. This includes approximately $100 million in cash carryover capital, with the remainder primarily comprised of sustaining and license-to-operate capital.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•	our actual levels of capital spending;

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices, reduced market demand, increases in supply and any slowing of the economic growth rate in China;

•	a currently pending proxy contest and any other actions of activist shareholders;

•	our ability to successfully identify and consummate any strategic investments or capital projects and complete planned divestitures;

•
our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies, including without limitation, Cliffs Quebec Iron Mining Limited (formerly Consolidated Thompson Iron Mining Limited);

•	our ability to cost-effectively achieve planned production rates or levels;

•	changes in sales volume or mix;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to development projects;

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
For additional factors affecting the business of Cliffs, refer to Part II - Item 1A - Risk Factors. You are urged to carefully consider these risk factors.

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
EPSL Arbitration. On December 20, 2012, Esperance Port Authority (trading as Esperance Port Sea and Land) and Cliffs Asia Pacific Iron Ore Pty Ltd nominated an arbitrator to determine disputes that have arisen between the parties in relation to the proper construction and operation of certain clauses in the operating agreement that was first made between the parties on September 25, 2000 (as varied). The parties have negotiated a full and final settlement of matters and on May 30, 2014 entered into a deed of final settlement and termination providing for: (a) the existing operating agreement to terminate on the coming into existence of a new operating agreement and new lease agreements for storage sheds and office accommodation (which new agreements were also signed on May 30, 2014); and (b) the arbitration proceedings to be discontinued with no order as to costs. The new operating agreement entitles us to require EPSL to handle up to 11.5 million tonnes per annum of ore. In accordance with the terms of the deed of final settlement and termination, we have paid Esperance Port A$9.5 million in full and final settlement of all claims by either party under the existing operating agreement up to December 31, 2013.
Pointe Noire Investigation.  Wabush Mines currently is being investigated by Environment Canada in relation to alleged violations of (i) Section 36(3) of the Fisheries Act, which prohibits the deposit of a deleterious substance in water frequented by fish or in any place where the deleterious substance may enter any such water, and (ii) Section 5.1 of the Migratory Bird Convention Act, 1994.  The Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks also has commenced an investigation into alleged violations of Section 8 of the Hazardous Material Regulation, which prohibits the discharge of a hazardous material to the environment.  Based on current information, the investigations cover events surrounding and leading up to the alleged release of approximately 1,320 gallons of fuel oil into the Bay of Sept-Iles on September 1, 2013.  We cooperated with the investigators and agency response officials. In April 2014, the Quebec Ministry of Justice filed a penalty charge related to the incident to which we plead not guilty. We are working with the Provincial Prosecutor to attempt to resolve the charge. We believe we will reach a settlement in this matter, but we cannot be certain that a settlement will be reached and cannot reliably estimate how long it will take to reach a settlement or what all of its terms might be. We believe that the ultimate disposition of the charge will not have a material adverse effect on our business.
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed two lawsuits in the United States District Court for the Northern District of Ohio against us and certain current and former officers and directors of the Company. The actions are captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031 and Weinstock v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1106. Both actions assert violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Quebec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. Both lawsuits seek class certification and an award of monetary damages to the putative class in an unspecified amount, along with costs of suit and attorneys’ fees. These lawsuits have been referred to our insurance carriers. On July 15, 2014, the plaintiff voluntarily dismissed without prejudice the Weinstock lawsuit.
In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action of all such purchasers in the Cuyahoga County, Ohio, Court of Common Pleas. The action is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., No. CV-14-828140, and asserts claims against us, certain current and former officers and directors of the Company, and eight underwriters of the offering, alleging disclosure violations in the registration statement regarding operations at our Bloom Lake mine and the impact of those operations on our finances and outlook. This action seeks class certification and monetary relief in an unspecified amount, along with costs of suit and attorneys’ fees. This lawsuit has been referred to our insurance carriers.
Severstal Pricing Arbitration. Severstal filed a demand for arbitration against Cliffs Sales Company, The Cleveland-Cliffs Iron Company and Cliffs Mining Company in May 2013 over the pricing calculation for pellets beginning in 2013. Severstal filed the arbitration claim pursuant to the dispute resolution provisions of the Amended and Restated Pellet Sale and Purchase Agreement, dated January 1, 2006, and as amended to date, referred to as the sales agreement. The parties amended the sales agreement in 2008 to revise the calculation of the base price for pellets, beginning in 2013, to include a pricing calculation utilizing current market price indices. Severstal had been paying “under protest” the invoices for the pellets pursuant to our interpretation of the calculation pending the arbitral panel's decision on this pricing dispute. That arbitration hearing proceeded in April 2014 and the panel found in part for Cliffs and in part for Severstal. The result altered the calculation of the base price for pellets beginning in 2013 by reducing the base price. Cliffs refunded Severstal in the second quarter the difference between what Severstal paid under protest and the arbitral panel's judgment price.

Shareholder Derivative Lawsuits. In June and July 2014, alleged shareholders of Cliffs filed three derivative actions in the Cuyahoga County, Ohio, Court of Common Pleas asserting claims against certain current and former officers and directors of the Company. These actions, captioned Black v. Carrabba, et al., No. CV-14-827803, Asmussen v. Carrabba, et al., No. CV-14-829259, and Williams, et al. v. Carrabba, et al., No. CV-14-829499, allege that the individually named defendants violated their fiduciary duties to the Company by, among other things, disseminating false and misleading information regarding operations at our Bloom Lake mine in Quebec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, failing to maintain internal controls, and failing to appropriately oversee and manage the Company. The complaints assert additional claims for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The complaints seek damages, restitution, and equitable relief against the individually named defendants and in favor of the Company, along with costs of suit and attorneys’ fees. These lawsuits have been referred to our insurance carriers. As these are derivative actions, we have been named only as a nominal defendant.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits.  Initial meetings were held with the EPA in the second quarter of 2014 with a final outcome anticipated later in the year, but the overall impact is not anticipated currently to have a material impact on our business.
Worldlink Arbitration.  Our wholly owned subsidiary, CQIM, along with the Bloom Lake General Partner Limited and Bloom Lake, instituted an arbitral claim against Bloom Lake’s former customer, Worldlink, in October 2011 for material and/or fundamental breaches of the parties’ 2007 offtake agreement for the purchase and sale of iron concentrate produced at the Bloom Lake mine.  We filed the arbitration claim with the International Court of Arbitration of the International Chamber of Commerce pursuant to the dispute resolution provisions of the offtake agreement.  Bloom Lake terminated the offtake agreement with Worldlink in August 2011 due to Worldlink’s failure to fulfill its obligations under the agreement and Worldlink’s demand to renegotiate the price of the iron ore concentrate in spite of being party to a long-term offtake agreement.  Our damages for the breach of the offtake agreement are in excess of $85 million and Worldlink has counterclaimed for damages in excess of $100 million.  We strongly disagree with Worldlink’s defenses and counterclaims and intend to vigorously pursue our claim.  The arbitrators heard testimony at a hearing in May 2014 but have not yet issued a decision.  A decision is expected from the arbitrators later in 2014.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2013 and our quarterly report on Form 10-Q for the quarter ended March 31, 2014 include a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2014	—	$—	—	—
May 1 - 31, 2014	607	$17.16	—	—
June 1 - 30, 2014	553	$15.71	—	—
	1,160	$16.47	—	—

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

Item 4.	Mine Safety Disclosures
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 74.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	July 24, 2014

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	*Redundancy Letter Agreement, by and between Cliffs Asia Pacific Iron Ore Management PTY LTD and Colin Williams, dated March 21, 2014 (filed herewith)
10.2
Amendment No. 3, dated as of June 30, 2014, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among Cliffs Natural Resources Inc., the foreign subsidiaries of Cliffs Natural Resources Inc. from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Cliffs Natural Resources Inc.’s Form 8-K on June 30, 2014 and incorporated herein by reference)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson as of July 24, 2014 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of July 24, 2014 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Gary B. Halverson, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 24, 2014 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of July 24, 2014 (filed herewith)

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