Form 10-Q/A
period 2013-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2014-09-10
CIK 764065

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Cliffs Natural Resources Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as originally filed, with the United States Securities and Exchange Commission ("SEC") on April 25, 2013 (the “Original Filing”). The Company is filing the Amendment in response to comments received from the Staff of the SEC solely to amend:

(a)
Part I - Item 4 “Controls and Procedures” to include a discussion of a material weakness identified subsequent to the Original Filing that existed in 2012 and 2011, the actions taken to remediate such material weakness during the interim period ended March 31, 2013; and

(b)
Part II - Item 6 “Exhibits” to indicate that the new certifications by the Company’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to this Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.
Under the supervision of the Company’s previous Chief Executive Officer and Chief Financial Officer and with participation of our disclosure committee appointed by such officers, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation in connection with the Original Filing, our former Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level. This evaluation included consideration of an error that was identified in February 2013 in our accounting for the allocation of purchase price adjustments to our noncontrolling interests. The error, which was corrected in 2013 as previously disclosed in our 2013 Form 10-K, was not material to our 2011, 2012 or 2013 financial statements. However, we have now concluded that there was a reasonable possibility our internal controls existing at the time would not have prevented or detected a material misstatement of the financial statements. Particularly, we determined that process level controls, including management review of consolidated financial information and legal entity trial balances within our financial reporting process regarding attribution of income/loss to our noncontrolling interests were not adequately designed. These controls were designed in contemplation of consolidated income and expense, and lacked attributes specific to the accurate and appropriate allocation of the purchase accounting adjustments made in connection with the acquisition of a controlling interest in a significant subsidiary in 2011. Accordingly, we concluded that this deficiency represented a material weakness in our internal controls over financial reporting and therefore, our internal controls over financial reporting and disclosure controls and procedures were ineffective during the periods ended December 31, 2011 and 2012. The impact of the material weakness relates specifically to the allocation of purchase price adjustments to the noncontrolling interests and could have resulted in a material misstatement of income (loss) attributable to noncontrolling interest and Cliffs common shareholders reported in our statements of consolidated operations and the related equity components reported in our statements of consolidated financial position as well as our reported earnings (loss) per common shareholder. However this material weakness did not have a pervasive effect on internal controls over financial reporting, as it was limited to the allocation of the effect of purchase accounting adjustments between income (loss)attributable to the parent and income (loss) attributable to the noncontrolling interest.
During the quarter ended March 31, 2013, we implemented a plan that called for us to add and refine certain internal controls related to accounting for noncontrolling interests in response to the identified error and the related material weakness in internal control described above. The new and refined controls are intended to prevent or detect similar occurrences. As a result of this plan, the following remediation steps were taken during the first quarter of 2013:

•
Improved reconciliation and review controls over legal entity financial information and focus on classification and presentation effects of less-than-wholly-owned subsidiaries in our consolidation process. Furthermore, increased analysis of trial balance activity and elimination ledgers are conducted to ensure that the classification and presentation assertions are supported within our consolidated financial statements on a monthly basis, including focused calculation and review of the effects of purchase price allocation in subsequent periods.

•Enhanced training and education on principles related to accounting for noncontrolling interests.
During the first quarter of 2013, based on the implementation of additional internal control procedures related to our accounting for noncontrolling interests and review of subsidiary financial information for appropriate classification and presentation, we concluded that the material weakness described above had been remediated. However, we did not disclose changes in internal controls over financial reporting in accordance with the requirements of Item 308 of Regulation S-K in our Original Filing as we initially concluded that the changes did not, and were not reasonably likely to materially affect our internal controls over financial reporting.

Therefore, in conjunction with the filing of this Amendment, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013. Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2013 in the manner described above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	September 10, 2014

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 001-08944, unless otherwise indicated.

Exhibit Number	Exhibit
3.1†	Second Amended Articles of Incorporation, as amended, of Cliffs Natural Resources Inc. (as filed with the Secretary of State of the State of Ohio on February 20, 2013)
4.1†
Deposit Agreement, dated as of February 21, 2013, by and between Cliffs Natural Resources Inc. and Wells Fargo Bank, N.A., as Depositary (including Form of Depositary Receipt) (filed as Exhibit 4.1 to Cliffs' Form 8-K on February 21, 2013 and incorporated herein by reference)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of September 10, 2014
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of September 10, 2014
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
† Filed or furnished as part of the Original Filing.