Form 10-Q/A
period 2014-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2014-09-25
CIK 764065

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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,181,056 as of April 21,2014.

EXPLANATORY NOTE
Cliffs Natural Resources Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission (the "Commission") on April 25, 2014. We are filing this amendment for the sole purpose of revising portions of Exhibit 10.1 to address comments we received from the Staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.1.
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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	September 25, 2014

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-08944, unless otherwise indicated.

Exhibit Number	Exhibit
10.1
**2014 Extension Agreement dated as of February 24, 2014 but effective as of January 1, 2014, among ArcelorMittal USA LLC, Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company (filed herewith)

10.2†	*Severance Agreement, by and between William S. Hart and Cliffs Natural Resources Inc. and its affiliates, dated March 20, 2014 (filed herewith)
10.3†	*Release by William S. Hart in favor of Cliffs Natural Resources Inc. and its affiliates, dated March 26, 2014 (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of September 25, 2014 (filed herewith)
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of September 25, 2014 (filed herewith)

32.1†
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

95†	Mine Safety Disclosures (filed herewith)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or other compensatory arrangement.
** Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
† Filed or furnished as part of the Original Filing.

4