Form 10-Q/A
period 2014-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2014-10-08
CIK 764065

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

EXPLANATORY NOTE
Cliffs Natural Resources Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission (the "Commission") on April 25, 2014. We filed this amendment on September 25, 2014, for the sole purpose of revising portions of Exhibit 10.1 to address comments we received from the Staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.1. We are filing a duplicate of the Amendment No. 1 for the sole purpose of providing a "searchable" electronic format of Exhibit 10.1.
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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	October 8, 2014

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

10.2†	*Severance Agreement, by and between William S. Hart and Cliffs Natural Resources Inc. and its affiliates, dated March 20, 2014 (filed herewith)
10.3†	*Release by William S. Hart in favor of Cliffs Natural Resources Inc. and its affiliates, dated March 26, 2014 (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 8, 2014 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of October 8, 2014 (filed herewith)
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