Form 10-Q
period 2014-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2014-11-07
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,195,289 as of November 3, 2014.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” or "CAD" to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
CEO	Chief Executive Officer
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
CODM	Chief Operating Decision Maker
CQIM	Cliffs Quebec Iron Mining Limited
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977
GAAP	Accounting principles generally accepted in the United States
GDP	Gross Domestic Product
Hibbing	Hibbing Taconite Company
ICE Plan	Amended and Restated Cliffs 2007 Incentive Equity Plan, as amended
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MACT	Maximum Achievable Control Technology
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MRRT	Mineral Resources Rent Tax
MSHA	U.S. Mine Safety and Health Administration
n/m	Not meaningful
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement employment benefits
Pinnacle	Pinnacle Mining Company, LLC
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
Severstal	Severstal Dearborn, LLC
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our board of directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

Tilden	Tilden Mining Company
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
VNQDC Plan	2005 Voluntary NonQualified Deferred Compensation Plan
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
WARN Act	Worker Adjustment and Retraining Notification Act
WISCO	Wugang Canada Resources Investment Limited, a subsidiary of Wuhan Iron and Steel (Group) Corporation
Worldlink	Worldlink Resources Limited
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan
2012 Amended Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,190.8	$1,454.6	$3,070.3	$3,928.8
Freight and venture partners' cost reimbursements	107.4	92.0	268.7	246.8
	1,298.2	1,546.6	3,339.0	4,175.6
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,170.7)	(1,197.9)	(3,056.3)	(3,320.8)
SALES MARGIN	127.5	348.7	282.7	854.8
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(62.7)	(70.6)	(166.3)	(167.9)
Exploration costs	(1.1)	(10.6)	(8.7)	(45.9)
Impairment of goodwill and other long-lived assets	(7,769.1)	—	(7,773.1)	—
Miscellaneous - net	(53.7)	(43.5)	(156.1)	13.3
	(7,886.6)	(124.7)	(8,104.2)	(200.5)
OPERATING INCOME (LOSS)	(7,759.1)	224.0	(7,821.5)	654.3
OTHER INCOME (EXPENSE)
Interest expense, net	(47.4)	(44.7)	(134.9)	(134.5)
Other non-operating income (expense)	7.1	(1.2)	10.5	(2.9)
	(40.3)	(45.9)	(124.4)	(137.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	(7,799.4)	178.1	(7,945.9)	516.9
INCOME TAX BENEFIT (EXPENSE)	921.4	(65.7)	1,012.3	(69.0)
EQUITY LOSS FROM VENTURES, net of tax	(9.2)	(0.5)	(9.8)	(73.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,887.2)	111.9	(6,943.4)	374.0
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	2.0	—	2.0
NET INCOME (LOSS)	(6,887.2)	113.9	(6,943.4)	376.0
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1,007.6	3.3	1,004.4	(5.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(5,879.6)	$117.2	$(5,939.0)	$370.2
PREFERRED STOCK DIVIDENDS	(12.8)	(12.9)	(38.4)	(35.9)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(5,892.4)	$104.3	$(5,977.4)	$334.3

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$(38.49)	$0.67	$(39.05)	$2.20
Discontinued operations	—	0.01	—	0.01
	$(38.49)	$0.68	$(39.05)	$2.21
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$(38.49)	$0.65	$(39.05)	$2.13
Discontinued operations	—	0.01	—	0.01
	$(38.49)	$0.66	$(39.05)	$2.14
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,108	153,029	153,085	151,288
Diluted	153,108	178,459	153,085	172,624
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$0.44	$0.44	$1.32	$1.22
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(5,879.6)	$117.2	$(5,939.0)	$370.2
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	11.6	6.6	18.2	20.8
Unrealized net gain (loss) on marketable securities, net of tax	(5.8)	4.4	(5.6)	7.6
Unrealized net gain (loss) on foreign currency translation	(65.9)	22.8	(5.7)	(124.9)
Unrealized net gain (loss) on derivative financial instruments, net of tax	(20.6)	28.3	6.2	(23.1)
OTHER COMPREHENSIVE INCOME (LOSS)	(80.7)	62.1	13.1	(119.6)
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.5)	(0.9)	(1.6)	(3.2)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(5,960.8)	$178.4	$(5,927.5)	$247.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$244.0	$335.5
Accounts receivable, net	166.2	270.0
Inventories	516.7	391.4
Supplies and other inventories	202.2	216.0
Income tax receivable	25.4	74.1
Other current assets	206.1	273.0
TOTAL CURRENT ASSETS	1,360.6	1,560.0
PROPERTY, PLANT AND EQUIPMENT, NET	3,207.9	11,153.4
OTHER ASSETS	242.7	408.5
TOTAL ASSETS	$4,811.2	$13,121.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	September 30, 2014	December 31, 2013
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$295.8	$345.5
Accrued expenses	325.5	392.7
Short-term debt and current portion of long-term debt	234.7	20.9
Other current liabilities	262.3	326.4
TOTAL CURRENT LIABILITIES	1,118.3	1,085.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	230.0	294.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	305.4	309.7
DEFERRED INCOME TAXES	26.0	1,146.5
LONG-TERM DEBT	3,012.5	3,022.6
OTHER LIABILITIES	296.3	379.3
TOTAL LIABILITIES	4,988.5	6,237.6
COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 14)
Issued and Outstanding - 731,223 shares (2013 - 731,250 shares)	731.3	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2013 - 400,000,000 shares);
Issued - 159,546,224 shares (2013 - 159,546,224 shares);
Outstanding - 153,162,348 shares (2013 - 153,126,291 shares)	19.8	19.8
Capital in excess of par value of shares	2,312.2	2,329.5
Retained earnings (deficit)	(2,639.6)	3,407.3
Cost of 6,383,876 common shares in treasury (2013 - 6,419,933 shares)	(291.6)	(305.5)
Accumulated other comprehensive loss	(101.4)	(112.9)
TOTAL CLIFFS SHAREHOLDERS' EQUITY	30.7	6,069.5
NONCONTROLLING INTEREST	(208.0)	814.8
TOTAL EQUITY	(177.3)	6,884.3
TOTAL LIABILITIES AND EQUITY	$4,811.2	$13,121.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(6,943.4)	$376.0
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	430.4	438.0
Impairment of goodwill and other long-lived assets	7,773.1	—
Deferred income taxes	(1,080.7)	(39.5)
Other	(22.6)	3.8
Changes in operating assets and liabilities:
Receivables and other assets	98.9	36.2
Product inventories	(129.2)	(10.8)
Payables and accrued expenses	(22.5)	(117.8)
Net cash provided by operating activities	104.0	685.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(233.2)	(742.2)
Other investing activities	25.3	7.8
Net cash used by investing activities	(207.9)	(734.4)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	—	709.4
Net proceeds from issuance of common shares	—	285.3
Repayment of term loan	—	(847.1)
Borrowings under credit facilities	918.5	567.0
Repayment under credit facilities	(705.1)	(512.0)
Common stock dividends	(69.5)	(68.8)
Preferred stock dividends	(38.4)	(23.0)
Other financing activities	(88.1)	51.2
Net cash provided by financing activities	17.4	162.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.0)	(9.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91.5)	103.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335.5	195.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244.0	$298.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 19 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2014 and December 31, 2013. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	September 30, 2014	December 31, 2013
Hibbing	Other non-current assets[1]	Equity Method	23%	$8.1	$(3.9)
Other	Other non-current assets	Equity Method	Various	24.4	34.7
				$32.5	$30.8

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
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of the Company’s Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in our Statements of Unaudited Condensed Consolidated Operations. For the three and nine months ended September 30, 2014, net gains of $26.4 million and $8.4 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains and losses, for the three months ended September 30, 2014, gains of $17.7 million and $9.6 million, respectively, and for the nine months ended September 30, 2014 gains of $4.7 million and $4.5 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. For the three and nine months ended September 30, 2013, a net loss of $14.1 million and a net gain of $36.5 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains and losses, for the three months ended September 30, 2013 losses of $4.5 million and $4.3 million, respectively, and for the nine months ended September 30, 2013 gains of $23.8 million and $7.4 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents.
Recent Accounting Pronouncements
Issued and Not Effective
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 and allows for either a full retrospective or modified retrospective transition method. Earlier adoption is permitted.

We are currently evaluating the impact the adoption of the guidance will have on the Statements of Unaudited Condensed Consolidated Financial Position, Statements of Unaudited Condensed Consolidated Operations or Statements of Unaudited Condensed Consolidated Cash Flows.
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
NOTE 2 - SEGMENT REPORTING
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal, Ferroalloys and our Global Exploration Group. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Eastern Canadian Iron Ore segment is comprised of two Eastern Canadian mines that primarily provide iron ore to the seaborne market for Asian steel producers. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. The North American Coal segment is comprised of our four metallurgical coal mines and one thermal coal mine that provide metallurgical coal primarily to the integrated steel industry and thermal coal primarily to the energy industry. There were no intersegment revenues in the first nine months of 2014 or 2013.
The Ferroalloys operating segment is comprised of our interests in chromite deposits held in northern Ontario, Canada and the Global Exploration Group is focused on early involvement in exploration activities to identify new projects for future development or projects that add significant value to existing operations. The Ferroalloys and Global Exploration Group operating segments do not meet reportable segment disclosure requirements and, therefore, are not reported separately. In alignment with our capital allocation strategy, we anticipate decreased levels of exploration spending in our Global Exploration Group and Ferroalloys operation segments throughout 2014 and beyond.

We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as Net Income (Loss) before interest, income taxes, depreciation, depletion and amortization and Adjusted EBITDA, defined as EBITDA excluding certain items such as impairment charges, impacts of permanently idled or closed facilities, foreign currency remeasurement, severance and other costs associated with the change in control, litigation judgments and intersegment corporate allocations of SG&A costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings. The following tables present a summary of our reportable segments for the three and nine months ended September 30, 2014 and 2013, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues from product sales and services:
U.S. Iron Ore	$767.4	59%	$782.4	51%	$1,643.3	49%	$1,894.2	45%
Eastern Canadian Iron Ore	148.0	11%	284.2	18%	480.3	15%	743.4	18%
Asia Pacific Iron Ore	212.3	17%	301.7	20%	699.6	21%	899.5	22%
North American Coal	170.5	13%	178.3	11%	515.8	15%	638.5	15%
Total revenues from product sales and services	$1,298.2	100%	$1,546.6	100%	$3,339.0	100%	$4,175.6	100%

Sales margin:
U.S. Iron Ore	$219.5		$273.5		$461.7		$647.1
Eastern Canadian Iron Ore	(76.8)		(22.0)		(165.0)		(52.3)
Asia Pacific Iron Ore	9.1		99.0		111.4		255.3
North American Coal	(24.3)		(1.8)		(125.4)		6.6
Other	—		—		—		(1.9)
Sales margin	127.5		348.7		282.7		854.8
Other operating expense	(7,886.6)		(124.7)		(8,104.2)		(200.5)
Other expense	(40.3)		(45.9)		(124.4)		(137.4)
Income (loss) from continuing operations before income taxes and equity loss from ventures	$(7,799.4)		$178.1		$(7,945.9)		$516.9

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income (Loss)	$(6,887.2)	$113.9	$(6,943.4)	$376.0
Less:
Interest expense, net	(47.4)	(44.7)	(134.9)	(134.5)
Income tax benefit (expense)	921.4	(65.7)	1,012.3	(69.0)
Depreciation, depletion and amortization	(144.0)	(153.1)	(430.4)	(438.0)
EBITDA	$(7,617.2)	$377.4	$(7,390.4)	$1,017.5
Less:
Impairment of goodwill and other long-lived assets	$(7,769.1)	$—	$(7,773.1)	$—
Wabush related costs	(64.0)	(13.0)	(122.3)	(2.3)
Wabush sales margin	(20.0)	(1.3)	(47.5)	(44.2)
Foreign exchange remeasurement	26.4	(14.1)	8.4	36.5
Proxy contest and change in control costs in SG&A	(21.9)	—	(26.2)	—
Litigation judgment	—	(9.6)	—	(9.6)
Severance in SG&A	(1.9)	(8.1)	(12.6)	(8.1)
Adjusted EBITDA	$233.3	$423.5	$582.9	$1,045.2

EBITDA:
U.S. Iron Ore	$242.1	$296.9	$538.4	$715.9
Eastern Canadian Iron Ore	(6,423.2)	(43.8)	(6,537.6)	(9.6)
Asia Pacific Iron Ore	(330.9)	138.1	(148.7)	367.6
North American Coal	(827.5)	31.0	(875.6)	85.4
Other	(277.7)	(44.8)	(366.9)	(141.8)
Total EBITDA	$(7,617.2)	$377.4	$(7,390.4)	$1,017.5

Adjusted EBITDA:
U.S. Iron Ore	$248.7	$305.0	$556.1	$738.0
Eastern Canadian Iron Ore	(33.2)	(8.6)	(49.3)	50.0
Asia Pacific Iron Ore	46.1	140.9	234.5	375.5
North American Coal	6.1	37.4	(32.2)	103.2
Other	(34.4)	(51.2)	(126.2)	(221.5)
Total Adjusted EBITDA	$233.3	$423.5	$582.9	$1,045.2

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation, depletion and amortization:
U.S. Iron Ore	$25.9	$27.3	$81.2	$82.3
Eastern Canadian Iron Ore	43.6	46.8	127.2	130.3
Asia Pacific Iron Ore	42.2	38.0	123.6	116.1
North American Coal	30.3	38.8	92.2	99.7
Other	2.0	2.2	6.2	9.6
Total depreciation, depletion and amortization	$144.0	$153.1	$430.4	$438.0

Capital additions[1]:
U.S. Iron Ore	$8.5	$15.2	$37.4	$39.1
Eastern Canadian Iron Ore	37.9	181.5	112.2	535.3
Asia Pacific Iron Ore	3.1	10.4	8.3	8.6
North American Coal	4.6	2.0	24.8	37.2
Other	0.5	2.2	3.3	4.9
Total capital additions	$54.6	$211.3	$186.0	$625.1

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 19 - CASH FLOW INFORMATION.
A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2014	December 31, 2013
Assets:
U.S. Iron Ore	$1,715.8	$1,671.6
Eastern Canadian Iron Ore	1,113.2	7,915.5
Asia Pacific Iron Ore	577.2	1,078.4
North American Coal	904.0	1,841.8
Other	217.0	455.6
Total segment assets	4,527.2	12,962.9
Corporate	284.0	159.0
Total assets	$4,811.2	$13,121.9

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2014 and December 31, 2013:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps		$—		$—		$—	Other current liabilities	$2.1
Foreign Exchange Contracts		—	Other current assets	0.3	Other current liabilities	17.4	Other current liabilities	25.8
Total derivatives designated as hedging instruments under ASC 815		$—		$0.3		$17.4		$27.9
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—		$—	Other current liabilities	$1.1
Customer Supply Agreement	Other current assets	54.5	Other current assets	55.8		—		—
Provisional Pricing Arrangements		—	Other current assets	3.1	Other current liabilities	23.3	Other current liabilities	10.3
Total derivatives not designated as hedging instruments under ASC 815		$54.5		$58.9		$23.3		$11.4
Total derivatives		$54.5		$59.2		$40.7		$39.3
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

As of September 30, 2014, we had outstanding Australian and Canadian foreign currency exchange contracts with notional amounts of $285.0 million and $257.4 million, respectively, in the form of forward contracts with varying maturity dates ranging from October 2014 to September 2015. This compares with outstanding Australian and Canadian foreign currency exchange contracts with a notional amount of $323.0 million and $285.9 million, respectively, as of December 31, 2013.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income and, as of September 30, 2014 and 2013, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Canadian hedge contracts were deemed ineffective during the fourth quarter of 2013 and no longer qualified for hedge accounting treatment. All of these de-designated hedges settled and were no longer outstanding by June 30, 2014. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. Of the amounts remaining in Accumulated other comprehensive loss related to Australian hedge contracts and Canadian hedge contracts, we estimate that losses of $7.4 million and losses of $5.0 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014 and 2013:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(12.6)	$2.9	Product revenues	$1.6	$(8.9)
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(7.4)	9.2	Cost of goods sold and operating expenses	(1.0)	(7.3)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	—	—
Total	$(20.0)	$12.1		$0.6	$(16.2)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(3.4)	$(25.2)	Product revenues	$(11.2)	$(4.5)
Canadian Dollar Foreign Exchange Contracts (hedge designation)	(9.2)	(9.9)	Cost of goods sold and operating expenses	(7.1)	(7.5)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	(0.5)	—
	$(12.6)	$(35.1)		$(18.8)	$(12.0)

Fair Value Hedges
Interest Rate Hedges
Our fixed-to-variable interest rate swap derivative instruments, with a notional amount of $250.0 million, were de-designated and settled during August 2014. Prior to settlement, the derivatives were designated and qualified as fair value hedges. The objective of the hedges was to offset changes in the fair value of our debt instruments associated with fluctuations in the benchmark LIBOR interest rate as part of our risk management strategy.
Prior to de-designation and settlement, when the interest rate swap derivative instruments were designated and qualified as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in net income. We included the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income (expense). The net gains recognized in Other non-operating income (expense) for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million, respectively.
For the period ended September 30, 2013, the fixed-to-variable interest rate swap derivative instruments were designated and qualified as fair-value hedges. The gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk was recognized in net income. We included the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income (expense). The net gain recognized in Other non-operating income (expense) for both the three and nine months ended September 30, 2013 was $0.1 million.
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the fourth quarter of 2013, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with the Wabush operation and the Ferroalloys operating segment as projected future cash flows were no longer considered probable, but we continued to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Wabush operation or the Ferroalloys operating segment. As of September 30, 2014, there were no outstanding de-designated foreign currency exchange rate contracts as all remaining de-designated foreign exchange contracts matured during the second quarter of 2014. This compares with outstanding de-designated foreign currency exchange contracts with a notional amount of $74.8 million as of December 31, 2013.
As a result of discontinued hedge accounting, the instruments were prospectively adjusted to fair value each reporting period through Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. For the nine months ended September 30, 2014, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $3.3 million. For the three months ended September 30, 2014, there were no changes in fair value of our de-designated foreign currency exchange contracts as all the remaining contracts had matured during the second quarter of 2014. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation were reclassified to earnings and a corresponding realized gain or loss was recognized when the forecasted cash flow occurred. For the nine months ended September 30, 2014, we reclassified losses of $0.5 million from Accumulated other comprehensive loss related to contracts that matured during the period, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended September 30, 2014 there were no amounts reclassified from Accumulated other comprehensive loss related to contracts that matured during the period as all the remaining contracts matured during the second quarter of 2014 and as of the period ended June 30, 2014, no gains or losses remained in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation.
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62 percent Fe fines spot price and/or international pellet prices and changes in specified Producer Price Indices, including those for all commodities, industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
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
We recognized $62.6 million and $124.6 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014, respectively, related to the supplemental payments. This compares with Product revenues of $53.9 million and $113.4 million for the comparable respective periods in 2013. Derivative assets, representing the fair value of the pricing factors, were $54.5 million and $55.8 million in the September 30, 2014 and December 31, 2013 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At September 30, 2014 we recorded no Other current assets related to our estimate of the final revenue rate with any of our customers. At December 31, 2013, we recorded $3.1 million as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. At September 30, 2014 and December 31, 2013, we recorded $23.3 million and $10.3 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $3.1 million decrease and a net $23.3 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014, respectively, related to these arrangements. This compares with a net $24.3 million increase and a net $6.8 million decrease in Product revenues for the comparable respective periods in 2013.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014 and 2013:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Foreign Exchange Contracts	Cost of goods sold and operating expenses	$—	$—	$(3.3)	$—
Commodity Contracts	Other non-operating income (expense)	—	(2.7)	—	(2.7)
Customer Supply Agreement	Product revenues	62.6	53.9	124.6	113.4
Provisional Pricing Arrangements	Product revenues	(3.1)	24.3	(23.3)	(6.8)
		$59.5	$75.5	$98.0	$103.9
Refer to NOTE 7 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2014 and December 31, 2013:

	(In Millions)
	September 30, 2014			December 31, 2013
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$279.5	$23.5	$303.0	$92.1	$13.0	$105.1
Eastern Canadian Iron Ore	18.2	15.8	34.0	65.3	48.1	113.4
Asia Pacific Iron Ore	25.8	85.1	110.9	39.7	50.6	90.3
North American Coal	52.7	16.1	68.8	59.4	23.2	82.6
Total	$376.2	$140.5	$516.7	$256.5	$134.9	$391.4
We recorded lower-of-cost-or-market inventory charges of $5.0 million and $42.1 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014, respectively, for our North American Coal operations. The charges at North American Coal were a result of market pricing declines during the periods. For the three and nine months ended September 30, 2013, we recorded lower-of-cost-or-market inventory charges of $2.6 million and $5.3 million, respectively, for our North American Coal operations. These charges were a result of market pricing declines and costs associated with operational and geological issues.
We recorded lower-of-cost-or-market inventory charges of $2.6 million and $18.6 million in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014, respectively, for our Eastern Canadian Iron Ore operations. The $2.6 million charge in the third quarter of 2014 is a result of declines in Platts 62 percent Fe fines spot pricing which resulted in a $1.9 million charge for Bloom Lake and is related to a $0.7 million adjustment of the remaining Wabush mine inventory to estimated net realizable value. The charges in the first half of 2014 at Eastern Canadian Iron Ore were a result of declines in Platts 62 percent Fe fines spot pricing and higher inventory costs at both Bloom Lake and Wabush.  Bloom Lake’s higher inventory costs were driven by the timing of maintenance activities and mine development, whereas Wabush’s higher inventory costs were driven by unfavorable production performance up to the idling of the Scully mine operation and adjusting the inventory to estimated net realizable value.

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
Additionally, as a result of the idling of our Wabush pellet plant during the second quarter of 2013, we recorded a lower-of-cost-or-market inventory charge during the second quarter of 2013 of $11.1 million relating to Wabush pellets that were contractually committed tons and we recorded an unsaleable inventory impairment charge relating to Wabush pellets of $10.6 million as a result of our idling of the Wabush pellet plant during the second quarter of 2013. All of these charges recorded during the second quarter of 2013 were included in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the nine months September 30, 2013 for our Eastern Canadian Iron Ore operations.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of September 30, 2014 and December 31, 2013:

	(In Millions)
	September 30, 2014	December 31, 2013
Land rights and mineral rights	$1,947.6	$7,819.6
Office and information technology	80.7	125.7
Buildings	88.9	255.2
Mining equipment	1,399.5	1,819.3
Processing equipment	361.9	2,148.6
Electric power facilities	57.4	114.3
Port facilities	27.6	99.4
Interest capitalized during construction	18.8	23.8
Land improvements	32.5	69.3
Other	65.5	104.4
Construction in-progress	94.1	991.3
	4,174.5	13,570.9
Accumulated depreciation and depletion	(966.6)	(2,417.5)
	$3,207.9	$11,153.4
We recorded depreciation and depletion expense of $141.3 million and $422.1 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014, respectively. This compares with depreciation and depletion expense of $148.3 million and $423.1 million for the three and nine months ended September 30, 2013, respectively.
At September 30, 2014, there was no accumulated amount of capitalized interest included within construction in-progress. At December 31, 2013, $31.4 million of capitalized interest was included within construction in-progress, of which $17.4 million was capitalized during 2013.
At September 30, 2014, we determined that indicators of impairment with respect to certain of our long-lived assets and asset groups existed at September 30, 2014. Our asset groups generally consist of the assets and liabilities of one or more mines, preparation plants and associated reserves for which the lowest level of identifiable cash flows are largely independent of cash flows of other mines, preparation plants and associated reserves and resources. Refer to NOTE 7 - FAIR VALUE MEASUREMENTS for further discussion of the impairment indicators.

As a result of these assessments, we determined that the cash flows associated with our Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys asset groups were not sufficient to support the recoverability of the carrying value of these productive assets. Accordingly, during the third quarter of 2014, an other long-lived asset impairment charge of $7,674.3 million was recorded as Impairment of goodwill and other long-lived assets in the Statements of Unaudited Condensed Consolidated Operations related to property, plant and equipment. The fair value estimates were calculated primarily using an income approach. Refer to NOTE 7 - FAIR VALUE MEASUREMENTS for further discussion of these impairments and related fair value estimates.
NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	(In Millions)
	September 30, 2014						December 31, 2013
	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total	U.S. Iron Ore	Eastern Canadian Iron Ore	Asia Pacific Iron Ore	North American Coal	Other	Total
Beginning Balance	$2.0	$—	$72.5	$—	$—	$74.5	$2.0	$—	$84.5	$—	$80.9	$167.4
Arising in business combinations	—	—	—	—	—	—	—	—	—	—	—	—
Impairment	—	—	(73.5)	—	—	(73.5)	—	—	—	—	(80.9)	(80.9)
Impact of foreign currency translation	—	—	1.0	—	—	1.0	—	—	(12.0)	—	—	(12.0)
Ending Balance	$2.0	$—	$—	$—	$—	$2.0	$2.0	$—	$72.5	$—	$—	$74.5
Accumulated goodwill impairment loss	$—	$(1,000.0)	(73.5)	$(27.8)	$(80.9)	$(1,182.2)	$—	$(1,000.0)	$—	$(27.8)	$(80.9)	$(1,108.7)
During the third quarter of 2014, a goodwill impairment charge of $73.5 million was recorded for our Asia Pacific Iron Ore reporting units within our Asia Pacific Iron Ore operating segment. Refer to NOTE 7 - FAIR VALUE MEASUREMENTS for further discussion of the goodwill impairment.
Other Intangible Assets and Liabilities
The following table is a summary of intangible assets and liabilities as of September 30, 2014 and December 31, 2013:

		(In Millions)
		September 30, 2014			December 31, 2013
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$91.6	$(16.8)	$74.8	$127.4	$(35.9)	$91.5
Utility contracts	Other non-current assets	54.3	(53.9)	0.4	54.7	(53.1)	1.6
Leases	Other non-current assets	2.4	(0.2)	2.2	2.4	(0.1)	2.3
Total intangible assets		$148.3	$(70.9)	$77.4	$184.5	$(89.1)	$95.4
Below-market sales contracts	Other current liabilities	$(23.0)	$—	$(23.0)	$(23.0)	$—	$(23.0)
Below-market sales contracts	Other liabilities	(205.9)	175.0	(30.9)	(205.9)	159.7	(46.2)
Total below-market sales contracts		$(228.9)	$175.0	$(53.9)	$(228.9)	$159.7	$(69.2)

Amortization expense relating to intangible assets was $2.8 million and $8.3 million, respectively, for the three and nine months ended September 30, 2014 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $4.8 million and $14.1 million for the comparable respective periods in 2013. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2014 (remaining three months)	$1.4
2015	5.6
2016	5.3
2017	5.1
2018	5.3
2019	5.3
Total	$28.0
The below-market sales contracts are classified as a liability and recognized over the term of the underlying contracts. The outstanding below-market sales contract has a remaining life of approximately three years and expires December 31, 2016. For the three and nine months ended September 30, 2014, we recognized $7.7 million and $15.4 million, respectively, in Product revenues related to below-market sales contracts. For the three and nine months ended September 30, 2013, we recognized $14.7 million and $31.3 million, respectively, in Product revenues related to below-market sales contracts. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and each of the two succeeding fiscal years:

(In Millions)
Amount
Year Ending December 31,
2014 (remaining three months)	$7.8
2015	23.0
2016	23.1
Total	$53.9

NOTE 7 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value at September 30, 2014 and December 31, 2013:

	(In Millions)
	September 30, 2014
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$120.0	$—	$—	$120.0
Derivative assets	—	—	54.5	54.5
Available-for-sale marketable securities	6.1	—	—	6.1
Foreign exchange contracts	—	—	—	—
Total	$126.1	$—	$54.5	$180.6
Liabilities:
Derivative liabilities	$—	$—	$23.3	$23.3
Foreign exchange contracts	—	17.4	—	17.4
Total	$—	$17.4	$23.3	$40.7

	(In Millions)
	December 31, 2013
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$85.0	$—	$—	$85.0
Derivative assets	—	—	58.9	58.9
Available-for-sale marketable securities	21.4	—	—	21.4
Foreign exchange contracts	—	0.3	—	0.3
Total	$106.4	$0.3	$58.9	$165.6
Liabilities:
Derivative liabilities	$—	$2.1	$10.3	$12.4
Foreign exchange contracts	—	26.9	—	26.9
Total	$—	$29.0	$10.3	$39.3
Financial assets classified in Level 1 at September 30, 2014 and December 31, 2013 include money market funds and available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At September 30, 2014 and December 31, 2013, such derivative financial instruments included our existing foreign currency exchange contracts and interest rate swaps. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at September 30, 2014 and December 31, 2013 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers at September 30, 2014 and December 31, 2013. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	($ in millions) Fair Value at September 30, 2014	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Provisional Pricing Arrangements	$23.3	Derivative liabilities	Market Approach	Management's Estimate of 62% Fe	$78
Customer Supply Agreement	$54.5	Derivative assets	Market Approach	Hot-Rolled Steel Estimate	$635 - $665 ($650)
The significant unobservable input used in the fair value measurement of the reporting entity’s provisional pricing arrangements is management’s estimate of 62 percent Fe fines spot price based upon current market data, including historical seasonality and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
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

We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2014 or 2013. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$33.0	$45.1	$58.9	$62.4
Total gains
Included in earnings	62.6	57.6	124.6	118.0
Settlements	(41.1)	(36.0)	(129.0)	(113.7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$54.5	$66.7	$54.5	$66.7
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$62.6	$57.6	$124.6	$118.0

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$(20.2)	$(32.0)	$(10.3)	$(11.3)
Total gains
Included in earnings	(3.1)	20.6	(23.3)	(11.4)
Settlements	—	—	10.3	11.3
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$(23.3)	$(11.4)	$(23.3)	$(11.4)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(3.1)	$20.6	$(23.3)	$(11.4)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014 and 2013.

The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at September 30, 2014 and December 31, 2013 were as follows:

		(In Millions)
		September 30, 2014		December 31, 2013
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes—$700 million	Level 2	$699.5	$539.6	$699.4	$718.2
Senior notes—$1.3 billion	Level 2	1,289.8	974.7	1,289.6	1,404.9
Senior notes—$400 million	Level 2	398.6	341.8	398.4	432.1
Senior notes—$500 million	Level 2	497.1	433.0	496.5	523.8
Revolving loan	Level 2	—	—	—	—
Equipment loan facilities	Level 2	124.6	124.6	140.8	140.8
Fair value adjustment to interest rate hedge	Level 2	2.9	2.9	(2.1)	(2.1)
Total long-term debt		$3,012.5	$2,416.6	$3,022.6	$3,217.7
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates, adjusted for performance risk inherent in recent market transactions. The revolving loan and equipment loan facilities are variable rate interest and approximate fair value. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.

Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the impairment charges on both financial and nonfinancial assets that were measured on a fair value basis at September 30, 2014 and December 31, 2013. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	September 30, 2014
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Goodwill impairment - Asia Pacific Iron Ore reporting unit	$—	$—	$—	$—	$73.5
Other long-lived assets - Property, plant and equipment and Mineral rights:
Asia Pacific Iron Ore reporting unit	—	—	343.4	343.4	291.9
North American Coal reporting unit
CLCC thermal asset group	—	—	62.6	62.6	195.5
Pinnacle asset group	—	—	30.7	30.7	394.5
Oak Grove asset group	—	—	58.2	58.2	237.8
Eastern Canadian Iron Ore reporting unit
Bloom Lake asset group	—	—	937.2	937.2	6,279.2
Wabush asset group	—	—	1.0	1.0	12.8
Ferroalloys reporting unit	—	—	12.2	12.2	259.5
Other reporting units	—	—	—	—	3.1
Other long-lived assets - Intangibles and other long-term assets:
Asia Pacific Iron Ore reporting unit	—	—	11.9	11.9	10.1
Eastern Canadian Iron Ore reporting unit
Wabush asset group	—	—	—	—	15.2
Investment in ventures impairment - Global Exploration	—	—	—	—	9.2
	$—	$—	$1,457.2	$1,457.2	$7,782.3
Financial Assets
During the third quarter of 2014, an impairment charge of $9.2 million to investment in ventures was recorded within our Global Exploration operating segment as a decision was made to abandon the investment during the period.
Non-Financial Assets
During the third quarter of 2014, we identified factors that indicate the carrying values of the asset groups in the chart above may not be recoverable. Primary factors include that estimates of long-term price forecasts were updated as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62 percent Fe fines spot price, which particularly effects Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments because their contracts correlate heavily to world market spot pricing, and the benchmark price for premium low-volatile hard coking coal were lower than prior estimates. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements. Additional factors include a new CEO, Lourenco Goncalves, appointed by the Board of Directors in early August 2014 and subsequently identified as the CODM in accordance with ASC 280, Segment Reporting. The new CODM views Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys as non-core assets and has communicated plans to evaluate the business units for a change in strategy including possible divestiture. These factors, among other considerations utilized in the individual impairment assessments, indicate that the carrying value of the respective asset groups in the chart above and Asia Pacific Iron Ore goodwill may not be recoverable.
During the third quarter of 2014, a goodwill impairment charge of $73.5 million was recorded for our Asia Pacific Iron Ore reporting units within our Asia Pacific Iron Ore operating segment. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We also recorded impairment charges to property, plant and equipment, mineral rights, intangible assets and other long-term assets during the third quarter of 2014 related to our Wabush operation and Bloom Lake operation within our Eastern Canadian Iron Ore operating segment, our Asia Pacific Iron Ore operating segment and our CLCC thermal operation, Oak Grove operation and Pinnacle operation within our North American Coal operating segment, along with impairments charged to reporting units within our Other reportable segments. A detailed break out of the impairment charges is shown in the chart above. The recorded impairment charges reduce the related assets to their estimated fair value as we determined that the future cash flows associated with these operations were not sufficient to support the recoverability of the carrying value of these assets. Fair value was determined based on management's best estimate within a range of fair values, which is considered a Level 3 input, and resulted in an asset impairment charge of $7,699.6 million. The Level 3 inputs used to determine fair value included models developed and market inputs obtained by management which provided a range of fair value estimates of property, plant and equipment. Management’s models include internally developed long-term cash flow estimates, capital expenditure and cost estimates, market inputs to determine long-term pricing assumptions, discount rates, and foreign exchange rates.

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
NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of September 30, 2014 and December 31, 2013:

($ in Millions)
September 30, 2014
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$700.0	$699.5	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.3	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.5	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.6	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	497.1	(5)
$1.25 Billion Credit Facility:
Revolving Credit Agreement	Variable	1.87%	2017	1,250.0	—	(6)
Equipment Loans	Fixed	Various	2020	164.8	146.1
Short-Term Borrowing Arrangements			2014/2015	213.2	213.2
Fair Value Adjustment to Interest Rate Hedge					2.9
Total debt				$4,528.0	$3,247.2
Less: Short-term and current portion of long-term debt					234.7
Long-term debt					$3,012.5

($ in Millions)
December 31, 2013
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	700.0	699.4	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	500.0	499.2	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.4	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	400.0	398.4	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	4.14%	2018	500.0	496.5	(5)
$1.75 Billion Credit Facility:
Revolving Credit Agreement	Variable	1.64%	2017	1,750.0	—	(6)
Equipment Loans	Fixed	Various	2020	164.8	161.7
Fair Value Adjustment to Interest Rate Hedge					(2.1)
Total debt				$4,814.8	$3,043.5
Less: Short-term and current portion of long-term debt					20.9
Long-term debt					$3,022.6

(1)
As of September 30, 2014 and December 31, 2013, the $700 million 4.875 percent senior notes were recorded at a par value of $700 million less unamortized discounts of $0.5 million and $0.6 million, respectively, based on an imputed interest rate of 4.89 percent.

(2)
As of September 30, 2014 and December 31, 2013, the $500 million 4.80 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $0.7 million and $0.8 million, respectively, based on an imputed interest rate of 4.83 percent.

(3)
As of September 30, 2014 and December 31, 2013, the $800 million 6.25 percent senior notes were recorded at a par value of $800 million less unamortized discounts of $9.5 million and $9.6 million, respectively, based on an imputed interest rate of 6.34 percent.

(4)
As of September 30, 2014 and December 31, 2013, the $400 million 5.90 percent senior notes were recorded at a par value of $400 million less unamortized discounts of $1.4 million and $1.6 million, respectively, based on an imputed interest rate of 5.98 percent.

(5)
As of September 30, 2014 and December 31, 2013, the $500 million 3.95 percent senior notes were recorded at a par value of $500 million less unamortized discounts of $2.9 million and $3.5 million, respectively, based on an imputed interest rate of 4.14 percent.

(6)
As of September 30, 2014 and December 31, 2013, no revolving loans were drawn under the revolving credit agreement. As of September 30, 2014 and December 31, 2013, the principal amount of letter of credit obligations totaled $5.2 million and $8.4 million, respectively, thereby reducing available borrowing capacity to $1.2 billion and $1.7 billion for each period, respectively.

Credit Facility
On September 9, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012, Amendment No. 2 as of February 8, 2013 and Amendment No. 3 as of June 30, 2014), or revolving credit agreement, to effect the following:

•	Permitting a one-time exemption of up to $200 million in share repurchases (consummated in a single transaction or series of related transactions), effective until December 31, 2015.

•	Reducing the size of the existing unsecured facility from $1.75 billion to $1.25 billion.

•	Adding restrictions on the granting of certain pledges and guarantees.

•
Adding an obligation to enter into a security agreement, on or before June 30, 2015, to grant security interests to secure obligations under the revolving credit agreement, subject to certain limitations.

Additionally, since Amendment No. 4 as of September 9, 2014, decreased the maximum available credit of the existing line of credit by $500 million while leaving the remaining term unchanged, the borrowing capacity of the line of credit decreased. As a result of this change in borrowing capacity, $2.8 million of the $9.9 million in unamortized debt issuance costs were expensed as of the effective date of the amendment.
The amended facility retains substantial financial flexibility for management to execute our strategy and provides us a consistent source of liquidity. All terms of Amendment No. 3 as of June 30, 2014, as discussed below, remain in place and are not changed by Amendment No. 4 as of September 9, 2014.
Previously this year, on June 30, 2014, we amended the revolving credit agreement to effect the following:

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

On October 24, 2014, we further amended the revolving credit agreement. Refer to NOTE 20 - SUBSEQUENT EVENTS for further information regarding Amendment No. 5.
As of September 30, 2014, we were in compliance with all financial covenants related to the revolving credit agreement inclusive of the changes made in Amendment No. 5. Additionally, as of December 31, 2013, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
Short-Term Borrowing Arrangements
As of September 30, 2014, we had outstanding borrowings of $150.0 million on our uncommitted credit facility agreements which were used for general corporate purposes.  Per the uncommitted credit agreement, each loan drawn cannot be outstanding less than 30 days or more than 90 days.  Interest payable under the uncommitted credit facility is at a variable rate based on LIBOR plus an agreed upon margin of approximately one percent.
On April 22, 2014, we established an accounts receivable securitization facility for certain domestic subsidiaries that provides up to $110.0 million of funding and expires on April 21, 2015. Availability under this facility is based on eligible receivable balances. At September 30, 2014, the amounts available and utilized under this program totaled $45.2 million. Interest payable under the credit facility is at a variable rate based on LIBOR type rate plus an agreed upon margin of less than one percent. On October 24, 2014, we amended the revolving credit agreement which eliminated the accounts receivable securitization facility.
As of September 30, 2014, we had outstanding borrowings of $18.0 million on pre-export trade finance loans. Per the agreements, the loans drawn have fixed maturity dates that are short-term in nature. Interest payable under the pre-export trade finance loans are at a fixed rate of less than one percent.

Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support general business obligations including, but not limited to, workers compensation and environmental obligations. As of September 30, 2014 and December 31, 2013, these letter of credit obligations totaled $43.9 million and $48.0 million, respectively. All of these standby letters of credit are in addition to the letters of credit provided for under the revolving credit agreement.
Other Short-Term Facilities
Asia Pacific Iron Ore maintains a bank contingent instrument and cash advance facility. The facility, which is renewable annually at the bank’s discretion, provides A$30.0 million ($26.2 million) at September 30, 2014 in credit for contingent instruments, such as performance bonds. At December 31, 2013, the facility provided A$30.0 million ($26.8 million) in credit for contingent instruments. As of September 30, 2014, the outstanding bank guarantees under the facility totaled A$22.9 million ($20.1 million), thereby reducing borrowing capacity to A$7.1 million ($6.1 million). As of December 31, 2013, the outstanding bank guarantees under the facility totaled A$23.0 million ($20.5 million), thereby reducing borrowing capacity to A$7.0 million ($6.3 million). We have provided a guarantee of the facility, along with certain of our Australian subsidiaries. The terms of the short-term facility contain certain customary covenants; however, there are no financial covenants.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the revolving credit agreement, based on the principal amounts outstanding at September 30, 2014:

(In Millions)
Maturities of Debt
2014 (October 1 - December 31)	$218.5
2015	21.8
2016	22.7
2017	23.6
2018	524.7
2019 and thereafter	2,448.0
Total maturities of debt	$3,259.3

NOTE 9 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $5.0 million and $16.3 million for the three and nine months ended September 30, 2014, respectively, compared with $5.3 million and $19.5 million for the same respective period in 2013.
Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2014 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2014 (October 1 - December 31)	$16.1		$4.7
2015	86.6		14.0
2016	35.9		9.2
2017	28.6		8.2
2018	20.9		6.9
2019 and thereafter	35.3		14.7
Total minimum lease payments	$223.4		$57.7
Amounts representing interest	37.0
Present value of net minimum lease payments	$186.4	(1)

(1)
The total is comprised of $78.0 million and $108.4 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2014.

NOTE 10 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $310.7 million and $321.0 million at September 30, 2014 and December 31, 2013, respectively. The following is a summary of the obligations as of September 30, 2014 and December 31, 2013:

	(In Millions)
	September 30, 2014	December 31, 2013
Environmental	$5.6	$8.4
Mine closure
LTVSMC	22.7	22.0
Operating mines:
U.S. Iron Ore	138.5	152.2
Eastern Canadian Iron Ore	81.9	78.2
Asia Pacific Iron Ore	25.8	25.5
North American Coal	36.2	34.7
Total mine closure	305.1	312.6
Total environmental and mine closure obligations	310.7	321.0
Less current portion	5.3	11.3
Long term environmental and mine closure obligations	$305.4	$309.7
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	(In Millions)
	September 30, 2014	December 31, 2013 (1)
Asset retirement obligation at beginning of period	$290.6	$231.1
Accretion expense	10.9	18.1
Exchange rate changes	(0.7)	(3.4)
Revision in estimated cash flows	(18.4)	44.8
Asset retirement obligation at end of period	$282.4	$290.6

(1)	Represents a 12-month rollforward of our asset retirement obligation at December 31, 2013.
The revisions in estimated cash flows recorded during the nine months ended September 30, 2014 primarily were a result of the announced Empire mine extension during the first quarter of 2014. As a result of the extension, a portion of the required storm water management systems are now expected to be implemented prior to closure of the mine.

NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2014 and 2013:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$7.3	$9.6	$23.2	$29.2
Interest cost	12.4	11.2	37.4	34.4
Expected return on plan assets	(18.1)	(16.2)	(54.1)	(49.3)
Amortization:
Prior service costs	0.7	0.8	2.0	2.3
Net actuarial (gain) loss	3.3	7.5	10.5	22.5
Curtailments/settlements	1.7	$—	2.9	—
Net periodic benefit cost	$7.3	$12.9	$21.9	$39.1
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$2.1	$3.0	$6.1	$9.2
Interest cost	4.0	4.3	12.1	13.0
Expected return on plan assets	(4.2)	(5.0)	(12.8)	(15.0)
Amortization:
Prior service costs	(0.9)	(0.9)	(2.7)	(2.7)
Net actuarial loss	1.2	2.9	3.5	8.7
Net periodic benefit cost	$2.2	$4.3	$6.2	$13.2
We made pension contributions of $34.2 million and $48.6 million for the three and nine months ended September 30, 2014, respectively, compared to pension contributions of $36.1 million and $51.2 million for the three and nine months ended September 30, 2013, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the nine months ended September 30, 2014. OPEB contributions were $14.1 million for the nine months ended September 30, 2013.
NOTE 12 - STOCK COMPENSATION PLANS
Employees’ Plans
The 2012 Equity Plan was approved by our Board of Directors on March 13, 2012 and our shareholders approved it on May 8, 2012, effective as of March 13, 2012. The 2012 Equity Plan replaced the ICE Plan. The maximum number of shares that may be issued under the 2012 Equity Plan is 6.0 million common shares. On February 10, 2014, upon recommendation by the Compensation and Organization Committee, Cliffs’ Board of Directors approved and adopted, subject to the approval of Cliffs' shareholders at the 2014 Annual General Meeting, the 2012 Amended Equity Plan. The principal reason for amending and restating the 2012 Equity Plan was to increase the number of common shares available for issuance by 5.0 million common shares. This amended plan was approved by Cliffs' shareholders at the 2014 Annual General Meeting held on July 29, 2014.

The Compensation and Organization Committee of the Board of Directors approved grants under the 2012 Equity Plan and the 2012 Amended Equity Plan to certain officers and employees for the 2014 to 2016 performance period. Shares granted under the awards during 2014 consisted of 0.8 million performance shares based on TSR, 0.4 million restricted share units, 0.3 million stock options and 0.4 million performance-based restricted stock units, each of which may, or may not, convert into shares based on our shares achieving and maintaining certain milestones above an absolute threshold during the performance period.
At the Company's July 29, 2014 Annual General Meeting, the shareholders voted on the election of eleven directors. Thirteen persons were nominated for election to the eleven board positions. On August 6, 2014, the Company received the final report of the inspector of election that confirmed the election of six new directors to our Board of Directors. Such an event constituted a change in control pursuant to our incentive equity plans. As a result of such change in control and pursuant to the terms of the various plans and applicable award agreements, all of the outstanding and unvested equity incentives awarded to participants prior to October 2013 became vested. Accordingly, this resulted in recognizing $11.7 million of additional equity-based compensation expense in the accompanying financial statements, representing the remaining unrecognized compensation expense of the awards. For any equity grants awarded after September 2013, the vesting of all such grants will accelerate and pay out in cash only following a participant's qualifying termination of employment and a change in control as defined by the 2012 Amended Equity Plan. We also have a potential for additional double-trigger payments for share-based compensation which would be payable in cash. This potential liability will expire entirely in two years.
For the outstanding 2012 Equity Plan and 2012 Amended Equity Plan awards that were issued subsequent to October 2013, each performance share, if earned, entitles the holder to receive common shares or cash within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation and Organization Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2014 to 2016 performance periods is measured only on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. The final payouts for the 2014 to 2016 performance period will vary from zero to 200 percent of the original grant. The restricted share units issued subsequent to October 2013 remain subject to continued employment and will vest at the end of the respective performance period, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
Determination of Fair Value
The fair value of each grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historic and projected stock prices was developed for both the Company and our predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved.
The expected term of the grant represents the time from the grant date to the end of the service period for each of the three plan-year agreements. We estimate the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining life of the performance period.

The following assumptions were utilized to estimate the fair value for the first, second and third quarters of 2014 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 10, 2014	$20.58	2.89	54.0%	0.54%	2.92%	$22.21	107.92%
May 12, 2014	$17.54	2.61	54.0%	0.54%	2.92%	$18.93	107.92%
July 29, 2014	$17.62	2.42	51.3%	0.83%	3.40%	$19.02	107.92%
The fair value of the restricted share units is determined based on the closing price of the Company’s common shares on the grant date. The restricted share units granted under either the 2012 Equity Plan or the 2012 Amended Equity Plan vest over a period of three years.
NOTE 13 - INCOME TAXES
For the nine months ended September 30, 2014 we recognized an income tax benefit of $1,012.3 million. The income tax benefit was primarily driven by impairment charges recorded in September 2014. In addition, as our loss for the nine months ended September 30, 2014 exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the nine months ended September 30, 2014 was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year. Other items contributing to the benefit are deductions for percentage depletion in excess of cost depletion related to U.S. operations and non-taxable interest income. The tax benefit was partially offset by tax expense resulting from the recording of valuation allowances against certain credits and losses generated in the current year and foreign taxes and benefits derived from operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. Included in the net benefit were non-recurring items recorded in the first nine months of 2014. These adjustments relate primarily to the recording of valuation allowances against existing deferred tax assets as a result of the impairment of global assets, the repeal of the Australian Minerals Resources Rent Tax, the finalization of certain domestic and foreign tax returns and foreign currency remeasurement of current and deferred tax assets and deferred liabilities.
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
Dividends
On March 20, 2013, our board of directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013 to our Preferred Shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, September 9, 2013 and November 11, 2013, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on August 1, 2013, November 1, 2013 and February 3, 2014 to our Preferred Shareholders of record as of the close of business on July 15, 2013, October 15, 2013 and January 15, 2014. On February 11, 2014 and May 13, 2014, our board of directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2014 and August 1, 2014 to our Preferred Shareholders of record as of the close of business on April 15, 2014 and July 15, 2014, respectively. On September 8, 2014, our board of directors declared the quarterly cash dividends of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million was paid on November 3, 2014 to our shareholders of record as of the close of business on October 15, 2014.
On February 11, 2013, our board of directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our board of directors took this step in order to improve the future cash flows available for investment in the Phase II expansion at Bloom Lake. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013, August 15, 2013 and November 22, 2013, respectively. Additionally, the cash dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014 and September 2, 2014 to our common shareholders of record as of close of business on February 21, 2014, May 23, 2014 and August 15, 2014.

NOTE 15 - SHAREHOLDERS' EQUITY
The following table reflects the changes in shareholders' equity attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 82.8 percent, 85 percent and 79 percent, respectively, for the nine months ended September 30, 2014 and September 30, 2013:

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2013	$6,069.5	$814.8	$6,884.3
Comprehensive income
Net loss	(5,939.0)	(1,004.4)	(6,943.4)
Other comprehensive income	11.5	1.6	13.1
Total comprehensive income	(5,927.5)	(1,002.8)	(6,930.3)
Stock and other incentive plans	(3.4)	—	(3.4)
Common and preferred share dividends	(107.9)	—	(107.9)
Undistributed losses to noncontrolling interest	—	(20.0)	(20.0)
September 30, 2014	$30.7	$(208.0)	$(177.3)

	(In Millions)
	Cliffs Shareholders’ Equity	Noncontrolling Interest	Total Equity
December 31, 2012	$4,632.7	$1,128.2	$5,760.9
Comprehensive income
Net income	370.2	5.8	376.0
Other comprehensive income	(122.8)	3.2	(119.6)
Total comprehensive income	247.4	9.0	256.4
Issuance of common shares	285.3	—	285.3
Issuance of preferred shares	709.4	—	709.4
Stock and other incentive plans	9.6	—	9.6
Common and preferred share dividends	(104.7)	—	(104.7)
Capital contribution by noncontrolling interest to subsidiary	—	17.7	17.7
September 30, 2013	$5,779.7	$1,154.9	$6,934.6

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for September 30, 2014 and September 30, 2013:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(0.4)	3.8	40.5	(2.3)	41.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	3.3	0.1	—	12.8	16.2
Balance March 31, 2014	$(202.0)	$10.1	$147.2	$(10.4)	$(55.1)
Other comprehensive income (loss) before reclassifications	(1.4)	(2.4)	19.7	9.7	25.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	4.0	(1.3)	—	6.6	9.3
Balance June 30, 2014	$(199.4)	$6.4	$166.9	$5.9	$(20.2)
Other comprehensive income (loss) before reclassifications	3.5	1.3	(65.9)	(20.0)	(81.1)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	7.6	(7.1)	—	(0.6)	(0.1)
Balance September 30, 2014	$(188.3)	$0.6	$101.0	$(14.7)	$(101.4)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	(1.1)	2.5	3.3	(5.0)	(0.3)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.4	0.1	—	(2.0)	4.5
Balance March 31, 2013	$(377.4)	$4.7	$319.6	$1.7	$(51.4)
Other comprehensive income (loss) before reclassifications	(1.5)	(2.0)	(152.0)	(42.2)	(197.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	8.1	3.6	—	(2.2)	9.5
Balance June 30, 2013	$(370.8)	$6.3	$167.6	$(42.7)	$(239.6)
Other comprehensive income (loss) before reclassifications	(0.6)	3.5	22.8	12.1	37.8
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.3	0.9	—	16.2	23.4
Balance September 30, 2013	$(365.1)	$10.7	$190.4	$(14.4)	$(178.4)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and nine months ended September 30, 2014:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of Pension and Postretirement Benefit Liability:
Prior service costs	$(0.2)	$(0.1)	$(0.7)	$(0.4)	(1)
Net actuarial loss	4.5	10.4	14.0	31.2	(1)
Settlements/curtailments	1.7	—	2.9	—	(1)
	6.0	10.3	16.2	30.8	Total before taxes
	1.6	(4.0)	(1.3)	(10.0)	Income tax benefit (expense)
	$7.6	$6.3	$14.9	$20.8	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$(9.7)	$0.6	$(11.4)	$(0.5)	Other non-operating income (expense)
Impairment	(0.3)	—	(0.3)	5.3	Other non-operating income (expense)
	(10.0)	0.6	(11.7)	4.8	Total before taxes
	2.9	0.3	3.4	(0.2)	Income tax benefit (expense)
	$(7.1)	$0.9	$(8.3)	$4.6	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$(1.6)	$12.7	$16.7	$6.4	Product revenues
Canadian dollar foreign exchange contracts	1.5	11.0	11.4	11.3	Cost of goods sold and operating expenses
	(0.1)	23.7	28.1	17.7	Total before taxes
	(0.5)	(7.5)	(9.3)	(5.7)	Income tax benefit (expense)
	$(0.6)	$16.2	$18.8	$12.0	Net of taxes

Total Reclassifications for the Period	$(0.1)	$23.4	$25.4	$37.4

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 11 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - RELATED PARTIES
Three of our five U.S. iron ore mines and our Bloom Lake mine in Eastern Canada are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets and concentrate that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at September 30, 2014:

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
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenues from related parties	$390.0	$455.5	$929.0	$1,211.6
Total product revenues	1,190.8	1,454.6	3,070.3	3,928.8
Related party product revenue as a percent of total product revenue	32.8%	31.3%	30.3%	30.8%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $103.4 million and $132.0 million at September 30, 2014 and December 31, 2013, respectively. Amounts due to related parties recorded in Accounts payable and Other current liabilities, including provisional pricing arrangements, were $27.2 million at September 30, 2014 and amounts including provisional pricing arrangements and liabilities to related parties were $25.1 million at December 31, 2013.

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders	$(5,879.6)	$115.2	$(5,939.0)	$368.2
Income from Discontinued Operations, net of tax	—	2.0	—	2.0
Net Income (Loss) Attributable to Cliffs Shareholders	$(5,879.6)	$117.2	$(5,939.0)	$370.2
Preferred Stock Dividends	(12.8)	(12.9)	(38.4)	(35.9)
Net Income (Loss) Attributable to Cliffs Common Shareholders	$(5,892.4)	$104.3	$(5,977.4)	$334.3
Weighted Average Number of Shares:
Basic	153.1	153.0	153.1	151.3
Depositary Shares	—	25.2	—	21.1
Employee Stock Plans	—	0.2	—	0.2
Diluted	153.1	178.4	153.1	172.6
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$(38.49)	$0.67	$(39.05)	$2.20
Discontinued operations	—	0.01	—	0.01
	$(38.49)	$0.68	$(39.05)	$2.21
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$(38.49)	$0.65	$(39.05)	$2.13
Discontinued operations	—	0.01	—	0.01
	$(38.49)	$0.66	$(39.05)	$2.14
The diluted earnings per share calculation excludes 25.2 million depositary shares that were anti-dilutive for both the three and nine months ended September 30, 2014. Additionally, the diluted earnings per share calculation excludes 0.5 million and 0.9 million shares for the three and nine months ended September 30, 2014, respectively, related to equity plan awards that were anti-dilutive.

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
NOTE 19 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2014 and 2013 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2014	2013
Capital additions	$186.0	$625.1
Cash paid for capital expenditures	233.2	742.2
Difference	$(47.2)	$(117.1)
Non-cash accruals	$(57.1)	$(117.1)
Capital leases	9.9	—
Total	$(47.2)	$(117.1)
Non-Cash Financing Activities - Declared Dividends
On September 8, 2014, our board of directors declared the quarterly cash dividend on our Preferred Shares of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.8 million was paid on November 3, 2014 to our preferred shareholders of record as of the close of business on October 15, 2014.
NOTE 20 - SUBSEQUENT EVENTS
On October 24, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012, Amendment No. 2 as of February 8, 2013, Amendment No. 3 as of June 30, 2014 and Amendment No. 4 as of September 9, 2014), or revolving credit agreement, to effect the following:

•	Reduces the size of the existing facility from $1.250 billion to $1.125 billion.

•
Grants a valid and perfected first-priority (subject to certain permitted liens) security interest in certain property and assets of the Company and certain of its subsidiaries, subject to customary exclusions all specified in a security agreement.

•
With effect as of September 30, 2014, removes the maximum balance sheet leverage ratio of debt to capitalization of less than 45 percent, which was a covenant introduced in June 2014, and replaces that covenant with a maximum leverage ratio covenant of secured debt to EBITDA that is not to exceed 3.5 times.

•
Retains the minimum interest coverage ratio requirement of 3.5 times, and subsequently reduces the minimum interest coverage ratio to 2.0 times upon completion of certain collateral actions within 60 days of the execution of the amendment.

•	Subjects restricted payments (including the $200 million share repurchase, which was approved in September 2014) and current dividend structure to a $400 million liquidity test.

•	Adds limitations regarding acquisitions, investments (including investments in non-wholly owned subsidiaries and joint ventures) and subsidiary debt.

•	Eliminates the accounts receivable securitization facility.

•	Terminates the ability to have foreign borrowers under the revolving credit agreement.
The amended facility retains substantial financial flexibility for management to execute our strategy and provides us a consistent source of liquidity.
On November 4, 2014, the Board of Directors declared a quarterly cash dividend on the Company's common shares of $0.15 per share to be paid on December 1, 2014 to shareholders of record on November 15, 2014. The Board also determined that this dividend and future dividends may be paid out of capital surplus.

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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. In the first nine months of 2014, the U.S. produced approximately 66 million metric tons of crude steel, or about 5 percent of total global crude steel production. This represents an approximate 2 percent increase in U.S. crude steel production when compared to the same period in 2013. U.S. total steel capacity utilization was about 77 percent in the first nine months of 2014, which is unchanged from the same period in 2013. Additionally, in the first nine months of 2014, China produced approximately 618 million metric tons of crude steel, or approximately 50 percent of total global crude steel production. These figures represent an approximate 2 percent increase in Chinese crude steel production when compared to the same period in 2013. Average global total steel capacity utilization was about 77 percent in the first nine months of 2014, an approximate 1 percent decrease from the same period in 2013. Through the first nine months of 2014, global crude steel production grew about 2 percent compared to the same period in 2013.
We expect economic growth in the U.S. to continue through the remainder of 2014. Despite the unanticipated first quarter 2014 contraction in real GDP, the significant real GDP growth experienced in the second quarter and the preliminary estimates of an annualized real GDP growth of 3.5 percent in the third quarter has marked a return of the U.S. economy to its prior upward trajectory. Domestic steel production and the corresponding demand for steelmaking raw materials are expected to be supported directly by construction activity, energy extraction, and motor vehicle production, and indirectly, by an improving labor market. We expect the growth in the U.S. to continue to provide a strong source of demand for our products. Additionally, we expect China’s economy will continue to expand while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. However, both slowing Chinese demand, in part reflected by a decline in year-over-year real GDP growth, and increasing supply appear likely to persist, resulting in continued downward pressure on prices of steelmaking raw materials.
The global price of iron ore is influenced significantly by the worldwide supply of iron ore and by Chinese demand.  The global supply of iron ore continues to increase, which has put downward pressure on current spot pricing. However, the impact of this volatility on our U.S. Iron Ore revenues is muted and/or deferred partially because the pricing in our long-term contracts mostly is structured to be based on 12-month averages. Additionally, contracts often are priced partially or completely on other indices instead of world market spot prices.
As a result of the long-term contracts, as discussed above, our U.S. Iron Ore revenues only experienced realized revenue rate decreases of 10.6 percent and 7.9 percent for the three and nine months ended September 30, 2014, respectively, when compared to the comparable prior year period versus the much higher decrease in Platts 62 percent Fe fines spot price. The Platts 62 percent Fe fines spot price decreased 31.9 percent to an average price of $90 per ton for the three months ended September 30, 2014 compared to the respective quarter of 2013. In comparison, the year to date Platts 62 percent Fe fines spot pricing also has decreased 23.0 percent to an average price of $104 per ton during the nine months ended September 30, 2014. These large decreases in Platts 62 percent Fe fines spot price were driven by Chinese demand for raw materials which was moderate during the first nine months of 2014 as a result of continued

weak profitability of Chinese steel mills and high levels of raw material inventories at the steel mills and ports. The spot price volatility impacts our realized revenue rates, particularly in our Eastern Canadian Iron Ore and Asia Pacific Iron Ore business segments because their contracts correlate heavily to world market spot pricing.
The metallurgical coal market continues to be in an oversupplied position due to increased supply from Australian producers. Those producers, benefiting from a devaluated local currency, are very competitive in European and South American markets. Recent reductions in global coal supply have yet to make an impact on pricing.
Consistent with the above, the quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased 17.2 percent to a third quarter average of $120 per metric ton in 2014 versus the comparable period in 2013. In comparison, the year-to-date quarterly benchmark average price for premium low-volatile hard coking coal decreased 20.5 percent to $128 per ton during the nine months ended September 30, 2014 when compared to the comparable period in 2013. The benchmark pricing has remained relatively flat from the second quarter of 2014 to the fourth quarter of 2014 at approximately $120 per metric ton.
For the three and nine months ended September 30, 2014, our consolidated revenues were $1.3 billion and $3.3 billion, respectively, and a net loss from continuing operations per diluted share of $38.49 and $39.05, respectively. This compares with consolidated revenues of $1.5 billion and $4.2 billion, respectively, and with net income from continuing operations per diluted share of $0.65 and $2.13, respectively, for the comparable periods in 2013. Net income in the three and nine months of 2014 was impacted primarily by $7,695.6 million of long-lived asset impairment and $73.5 million of goodwill impairment recorded in the third quarter of 2014. Also, net income in the first nine months of 2014 was impacted by lower market pricing for our products which decreased product revenues by $311.5 million and $656.4 million in the three and nine months ended September 30, 2014, respectively, when compared to the same periods of 2013. Additionally, results for the three and nine months ended September 30, 2014 were impacted negatively by $51.7 million and $81.6 million, respectively, of minimum shipment penalties and $22.9 million and $85.9 million, respectively, of Wabush idle costs.
Strategy
In recent years, we have shifted from a merger and acquisition-based strategy to one that now primarily focuses on strengthening our U.S. Iron Ore operations and streamlining our portfolio of non-core assets. While our non-core assets do have real value, we will only sell assets at the right price, if and when we find buyers willing to pay what we believe the assets are truly worth.
We believe our ability to execute our strategy is dependent on our financial position, balance sheet strength and financial flexibility to manage through the inevitable volatility in commodity prices. We will continue to execute initiatives that improve our cost profile and increase long-term profitability. The cash generated from our operations in excess of that used for sustaining and license-to-operate capital spending and dividends will be evaluated and allocated towards initiatives that enhance shareholder value. We believe that our strategic imperative is to create long-term shareholder value through financial discipline, operational excellence, long-term customer relationships, and the strength of our people.
Recent Developments
On October 24, 2014, we entered into an agreement to amend our existing revolving credit agreement. The amended terms remove the current maximum balance sheet leverage ratio of debt to capitalization of less than 45 percent, which was a covenant introduced in June 2014, and replaces that covenant with a maximum leverage ratio covenant of secured debt to EBITDA that is not to exceed 3.5 times. In addition, the interest coverage ratio requirement will be reduced from 3.5 times to 2.0 times upon satisfaction of certain collateral requirements. The amendment also reduces the size of the existing facility from $1.250 billion to $1.125 billion and includes a security agreement. The amended facility retains substantial financial flexibility to execute our strategy and provides a consistent source of liquidity.
On September 10, 2014, we announced that we entered into an agreement to amend our existing unsecured revolving credit facility, which provides authorization for us to proceed at our discretion with the Board of Directors approved share buyback program of outstanding common shares up to a maximum of $200 million. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The authorization by the Board of Directors is active until December 31, 2015. Among other changes to our existing unsecured revolving credit facility, the amended terms with the banking partners reduces the size of the existing unsecured revolving credit facility to $1.25 billion from $1.75 billion.

On July 29, 2014, we held our 2014 Annual General Meeting, in which our shareholders re-elected five directors and elected six new directors that were nominated for election by Casablanca Capital LP, a New York-based hedge fund and owner of approximately 5.2 percent of our common shares. Subsequent to these results being certified on August 6, 2014, the Board of Directors appointed Lourenco Goncalves to Chairman, President and Chief Executive Officer. Mr. Goncalves replaced James Kirsch who served as Chairman since July 2013, and Gary Halverson who served as CEO since February 2014. As a result of the election, per the terms of the incentive equity plan for officers and key employees and the change in control provisions in that plan, we were obligated to make significant payments to recipients of awards previously granted under the plan. Pursuant to these obligations, we made payments of approximately $11 million (including $4.2 million which will be paid in the first quarter of 2015) to Gary Halverson in connection with the termination of his employment and additional payments of approximately $17.1 million have been made to satisfy the change in control obligations under awards previously granted to other officers and key employees that are payable without regard to continuing employment. We also have a potential future liability for additional double-trigger payments of up to $30.7 million (based on the share price as of September 30, 2014 of Cliffs’ common stock and other factors), but expect that triggering events and therefore actual payments will be minimal. This potential liability will expire entirely in two years.
Since the 2014 Annual General Meeting in July 2014, all legacy directors stepped down from the Cliffs Board of Directors.  The Board of Directors is constituted by nine members including Cliffs’ CEO Lourenco Goncalves as Chairman of the Board, and eight independent directors: Gabriel Stoliar, Joseph Rutkowski, Robert Fisher, Douglas Taylor, James Sawyer, John Baldwin, Michael Siegal and Susan Green, who was recently re-appointed to the Board in October 2014 after stepping down in July 2014.
Business Segments
Our Company’s primary operations are organized and managed according to product category and geographic location: U.S. Iron Ore, Eastern Canadian Iron Ore, Asia Pacific Iron Ore and North American Coal.
Results of Operations – Consolidated
2014 Compared to 2013
The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$1,298.2	$1,546.6	$(248.4)	$3,339.0	$4,175.6	$(836.6)
Cost of goods sold and operating expenses	(1,170.7)	(1,197.9)	27.2	(3,056.3)	(3,320.8)	264.5
Sales margin	$127.5	$348.7	$(221.2)	$282.7	$854.8	$(572.1)
Sales margin %	9.8%	22.5%	(12.7)%	8.5%	20.5%	(12.0)%
Revenues from Product Sales and Services
Sales revenue for the three and nine months ended September 30, 2014 decreased $248.4 million and $836.6 million, respectively, or 16.1 percent and 20.0 percent, respectively, from the comparable periods in 2013. The decrease in sales revenue during the third quarter and first nine months of 2014 compared to the comparable periods in 2013 was primarily attributable to the decrease in market pricing for our products, which impacted revenues by $311.5 million and $656.4 million for three and nine months ended September 30, 2014, respectively.

Changes in world market pricing impacts our revenues each year. Iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 31.9 percent to an average price of $90 per ton in the third quarter of 2014, resulting in decreased revenues of $268.1 million, excluding the impact of Wabush tons sold. The decrease in our realized revenue rates during the third quarter of 2014 compared to the third quarter of 2013 was 33.5 percent, 36.6 percent and 10.6 percent for our Eastern Canadian Iron Ore, Asia Pacific Iron Ore and U.S. Iron Ore operations, respectively. During the three months ended September 30, 2014, our North American Coal business segment market pricing has continued to be affected by various supply and demand pressures in the metallurgical coal markets, which negatively impacted revenue by $43.4 million and decreased our realized revenue rate by 23.5 percent. Additionally, as a result of the idling of the Wabush facility there were lower iron ore sales quarter-over-quarter of 522 thousand tons or $100.9 million. The factors driving the decline in revenue were offset partially by higher worldwide iron ore sales volumes, excluding Wabush, of 1,070 thousand tons or $119.8 million.
During the first nine months of 2014, iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 23.0 percent to an average price of $104 per ton, resulting in decreased revenues of $511.0 million, excluding the impact of Wabush tons sold. The decrease in our realized revenue rates during the first nine months of 2014 compared to the first nine months of 2013 was 23.5 percent, 27.2 percent and 7.9 percent for our Eastern Canadian Iron Ore, Asia Pacific Iron Ore and U.S. Iron Ore operations, respectively. Also, the decision to idle Wabush impacted the period-over-period revenues negatively by $193.8 million. Additionally, during the nine months ended September 30, 2014, our North American Coal business segment experienced continued downward pricing pressures, which negatively impacted revenues by $145.4 million and decreased our realized revenue rate by 25.4 percent.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and nine months ended September 30, 2014 were $1,170.7 million and $3,056.3 million, respectively, which represented a decrease of $27.2 million and $264.5 million, or 2.3 percent and 8.0 percent, respectively, from the comparable prior-year periods.
Cost of goods sold and operating expenses for the three and nine months ended September 30, 2014 decreased as costs were impacted positively as a result of the Wabush idle that occurred during the second quarter of 2014, which reduced costs by $82.2 million and $186.3 million period-over-period. Operational efficiencies and cost cutting efforts across all of our business units have reduced costs for the three and nine months ended September 30, 2014 by $64.6 million and $124.6 million, respectively. Also, as a result of favorable foreign exchange rates in the third quarter and first nine months of 2014 versus the comparable periods in 2013, we realized lower costs of $4.6 million and $69.6 million, respectively. Partially offsetting these decreases were an increase in costs period-over-period as a result of higher iron ore and coal sales volumes of $104.5 million and $48.9 million for the three and nine months ended September 30, 2014, respectively. Additionally, we incurred incrementally higher lower-of-cost-or-market inventory charges of $4.3 million and $47.4 million for the three and nine months ended September 30, 2014, respectively.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.

Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and nine months ended September 30, 2014 and 2013:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(62.7)	$(70.6)	$7.9	$(166.3)	$(167.9)	$1.6
Exploration costs	(1.1)	(10.6)	9.5	(8.7)	(45.9)	37.2
Impairment of goodwill and other long-lived assets	(7,769.1)	—	(7,769.1)	(7,773.1)	—	(7,773.1)
Miscellaneous - net	(53.7)	(43.5)	(10.2)	(156.1)	13.3	(169.4)
	$(7,886.6)	$(124.7)	$(7,761.9)	$(8,104.2)	$(200.5)	$(7,903.7)
Selling, general and administrative expenses during the three and nine months ended September 30, 2014 decreased $7.9 million and $1.6 million, respectively, over the comparable periods in 2013. The three and nine months ended September 30, 2014 were favorably impacted by $14.9 million and $26.4 million, respectively, for employment costs related to cost savings actions. Additionally, incrementally lower severance costs and outside service costs of $6.1 million and $3.0 million, respectively, during the three months ended September 30, 2014 versus the comparable quarter. Offsetting these cost reductions were an increase in costs related to the proxy contest and the change in control. We incurred substantial costs associated with various advisors, including bankers, attorneys and others, and we have also entered into certain severance agreements with key personnel. Costs associated with these events were approximately $21.9 million and $26.2 million for the three and nine months ended September 30, 2014, respectively.
Exploration costs decreased by $9.5 million and $37.2 million during the three and nine months ended September 30, 2014, respectively, from the comparable periods in 2013, due to decreases in costs at our Ferroalloys and Global Exploration Group operating segments. Our Ferroalloys operating segment had cost decreases of $7.4 million and $28.8 million in the three and nine months ended September 30, 2014, respectively, over the comparable prior-year periods due to the decision made in the fourth quarter of 2013 to indefinitely suspend the Chromite Project and to not allocate additional capital for the project given the uncertain timeline and risks associated with the development of necessary infrastructure to bring the project online. Our Global Exploration Group had cost decreases of $1.2 million and $6.3 million in the three and nine months ended September 30, 2014, respectively, over the comparable prior-year periods, due to lower overhead and professional services spend. In alignment with our capital allocation strategy, we anticipate decreased levels of exploration spending to continue throughout 2014 and beyond.
Impairment of goodwill and other long-lived assets were $7,769.1 million and $7,773.1 million during the three and nine months ended September 30, 2014, respectively. There were no impairments of goodwill and long-lived assets during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, we recorded goodwill impairment of $73.5 million related to our Asia Pacific Iron Ore reporting unit. We also recorded other long-lived asset impairment charges of $7,695.6 million during the third quarter of 2014 related to our Wabush operation and Bloom Lake operation within our Eastern Canadian Iron Ore operating segment, our Asia Pacific Iron Ore operating segment and our CLCC thermal operation, Oak Grove operation and Pinnacle operation within our North American Coal operating segment, along with impairments charged to reporting units within our Other reportable segments. The impairment charges were primarily a result of changes in life-of-mine cash flows due to declining pricing for both global iron ore and low-volatile metallurgical coal, which impacts our estimate of long-term pricing, along with changes in strategic focus including exploratory phases of possible divestiture of the operations. The new CODM views Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys as non-core assets. A detailed break out of the impairment charges and further explanation of the impairment identifying factors is shown in NOTE 7 - FAIR VALUE MEASUREMENTS.

The following is a summary of Miscellaneous - net for the three and nine months ended September 30, 2014 and 2013:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$26.4	$(14.1)	$40.5	$8.4	$36.5	$(28.1)
Gain on sale of Cockatoo Island	—	—	—	—	18.5	(18.5)
Minimum shipment penalties	(51.7)	(15.8)	(35.9)	(81.6)	(21.5)	(60.1)
Wabush idle costs	(22.9)	(1.0)	(21.9)	(85.9)	(3.2)	(82.7)
Other	(5.5)	(12.6)	7.1	3.0	(17.0)	20.0
	$(53.7)	$(43.5)	$(10.2)	$(156.1)	$13.3	$(169.4)
Miscellaneous - net expense increased by $10.2 million and $169.4 million during the three and nine months ended September 30, 2014, respectively, from the comparable periods in 2013. The three and nine months ended September 30, 2014 was impacted negatively by $22.9 million and $85.9 million, respectively, as a result of the idling of the Wabush Scully mine operations. We estimate the full year cost of the idling to be approximately $100 million in 2014, which includes idling costs, employment-related expenditures and contract costs. During the three and nine months ended September 30, 2014, we incurred $15.3 million and $45.2 million, respectively, for failure to meet minimum monthly shipment requirements as a result of the continued delay in the Bloom Lake Phase II expansion and anticipate approximately $14 million to $16 million for each quarter until the Bloom Lake Phase II expansion is completed. We also recorded $36.4 million during the third quarter of 2014 related to minimum shipment penalties associated with the cancellation of the Wabush mine rail contract. Additionally, for the nine months ended September 30, 2014, there was an unfavorable incremental impact of $28.1 million due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. In the three months ended September 30, 2014 the foreign exchange remeasurement incremental impact was a favorable $40.5 million.
Other Income (Expense)
The following is a summary of other income (expense) for the three and nine months ended September 30, 2014 and 2013:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance Favorable/ (Unfavorable)	2014	2013	Variance Favorable/ (Unfavorable)
Interest expense, net	$(47.4)	$(44.7)	$(2.7)	$(134.9)	$(134.5)	$(0.4)
Other non-operating income (expense)	7.1	(1.2)	8.3	10.5	(2.9)	13.4
	$(40.3)	$(45.9)	$5.6	$(124.4)	$(137.4)	$13.0
The increase in interest expense during the three and nine months ended September 30, 2014 compared to the comparable prior-year periods is a result of the change in borrowing capacity of our revolving credit facility which resulted in $2.8 million of unamortized debt issuance costs being expensed as of the effective date of the amendment, as discussed in NOTE 8 - DEBT AND CREDIT FACILITIES.

Income Taxes
We determined our interim tax provision using the annual effective tax rate methodology as required by ASC 740, Income Taxes. However, as our loss for the nine months ended September 30, 2014 exceeds the anticipated ordinary loss for the full year, the tax benefit recognized for the nine months ended September 30, 2014 is limited to the amount that would be recognized if the nine months ended September 30, 2014 ordinary loss were the anticipated ordinary loss for the full year. The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2014 and 2013:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Income tax benefit (expense)	$921.4	$(65.7)	$987.1	$1,012.3	$(69.0)	$1,081.3
Effective tax rate	11.8%	36.9%	(25.1)%	12.7%	13.3%	(0.6)%
A reconciliation of the statutory rate to the effective tax rate for the three and nine months ended September 30, 2014 and 2013 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2014		2013
Tax at U.S. statutory rate of 35 percent	$(2,781.1)	35.0%	$180.9	35.0%
Increases/(Decreases) due to:
Percentage depletion	(85.4)	1.1	(61.0)	(11.8)
Impact of foreign operations	577.6	(7.3)	10.3	2.1
(Income) loss not subject to tax	220.6	(2.8)	(68.7)	(13.3)
Valuation allowance on future benefits (including impairment impact)	1,027.4	(12.9)	12.4	2.4
Goodwill impairment	22.1	(0.3)	—	—
Prior year adjustments made in current year	(3.8)	0.1	(13.4)	(2.6)
Foreign exchange remeasurement	(2.6)	—	(1.4)	(0.3)
Tax uncertainties	1.5	—	8.9	1.7
Repeal of Mineral Resources Rent Tax	13.0	(0.2)	—	—
Other items - net	(1.6)	—	1.0	0.1
Provision for income tax benefit and effective income tax rate including discrete items	$(1,012.3)	12.7%	$69.0	13.3%
Our tax provision for the nine months ended September 30, 2014 was a benefit of $1,012.3 million and a 12.7 percent effective tax rate compared with an expense of $69.0 million and an effective tax rate of 13.3 percent for the comparable prior-year period. The change in the effective rate from the prior-year period is due primarily to an increase in the valuation allowance on future benefits as a result of the impairment of global assets and the determination that a portion of the deferred assets are not recoverable. Other items include the impact of foreign operations and non-deductible goodwill impairment as well as a decrease in the tax benefit from interest income not subject to tax.
Income not subject to tax includes the tax benefit of the non-taxable interest income that is expected to be $48.4 million for the year ended December 31, 2014. Of this, $27.8 million, relates to an intercompany note between the United States and Canada. This note was restructured on April 27, 2014 and will no longer result in an income tax benefit on the financials after this date. An additional, $20.6 million relates to an intercompany note between Canada and Australia, the balance of which is $777.3 million at September 30, 2014 with an interest rate of 9.4 percent and a maturity date of December 31, 2020. The balances of the intercompany loans are not permanently invested in the subsidiaries.

Equity Loss from Ventures
Equity loss from ventures for the three and nine months ended September 30, 2014 was $9.2 million and $9.8 million, respectively. The equity loss from ventures for the three and nine months ended September 30, 2014 primarily is comprised of the impairment charge of $9.2 million related to a Global Exploration Group investment. Equity loss from ventures for the three and nine months ended September 30, 2013 was $0.5 million and $73.9 million, respectively. The equity loss from ventures for the three and nine months ended September 30, 2013 primarily is comprised of the impairment charge of $67.6 million related to our 30 percent ownership interest in Amapá. In the fourth quarter of 2012, our Board of Directors authorized the sale of our 30 percent interest in Amapá. The sale of Amapá was completed in the fourth quarter of 2013.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiaries at the Bloom Lake and Empire mining operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $1,010.1 million and $1,026.8 million for the three and nine months ended September 30, 2014, respectively, compared to net loss attributable to noncontrolling interest of $14.2 million and $12.0 million for the comparable periods in 2013. The net loss attributable to the noncontrolling interest for the three and nine months ended September 30, 2014 related to Bloom Lake was primarily attributable to other long-lived asset impairment charges recorded in third quarter of 2014 for the Bloom Lake operations of $6,279.2 million, of which $997.4 million was allocated to the noncontrolling interest. This would not have impacted earnings comparably in 2013.
The net income attributable to the noncontrolling interest of the Empire mining venture was $2.7 million and $22.7 million for the three and nine months ended September 30, 2014, respectively, compared to net income attributable to the noncontrolling interest of $10.9 million and $17.9 million for the comparable respective periods in 2013.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control, management began to evaluate segment performance based on EBITDA, defined as Net Income (Loss) before interest, income taxes, depreciation, depletion and amortization and Adjusted EBITDA, defined as EBITDA excluding certain items such as impairment charges, impacts of permanently idled or closed facilities, foreign currency remeasurement, severance and other costs associated with the change in control, litigation judgments and intersegment corporate allocations of SG&A costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$(6,887.2)	$113.9	$(6,943.4)	$376.0
Less:
Interest expense, net	(47.4)	(44.7)	(134.9)	(134.5)
Income tax benefit (expense)	921.4	(65.7)	1,012.3	(69.0)
Depreciation, depletion and amortization	(144.0)	(153.1)	(430.4)	(438.0)
EBITDA	$(7,617.2)	$377.4	$(7,390.4)	$1,017.5
Less:
Impairment of goodwill and other long-lived assets	$(7,769.1)	$—	$(7,773.1)	$—
Wabush related costs	(64.0)	(13.0)	(122.3)	(2.3)
Wabush sales margin	(20.0)	(1.3)	(47.5)	(44.2)
Foreign exchange remeasurement	26.4	(14.1)	8.4	36.5
Proxy contest and change in control costs in SG&A	(21.9)	—	(26.2)	—
Litigation judgment	—	(9.6)	—	(9.6)
Severance in SG&A	(1.9)	(8.1)	(12.6)	(8.1)
Adjusted EBITDA	$233.3	$423.5	$582.9	$1,045.2

EBITDA:
U.S. Iron Ore	$242.1	$296.9	$538.4	$715.9
Eastern Canadian Iron Ore	(6,423.2)	(43.8)	(6,537.6)	(9.6)
Asia Pacific Iron Ore	(330.9)	138.1	(148.7)	367.6
North American Coal	(827.5)	31.0	(875.6)	85.4
Other	(277.7)	(44.8)	(366.9)	(141.8)
Total EBITDA	$(7,617.2)	$377.4	$(7,390.4)	$1,017.5

Adjusted EBITDA:
U.S. Iron Ore	$248.7	$305.0	$556.1	$738.0
Eastern Canadian Iron Ore	(33.2)	(8.6)	(49.3)	50.0
Asia Pacific Iron Ore	46.1	140.9	234.5	375.5
North American Coal	6.1	37.4	(32.2)	103.2
Other	(34.4)	(51.2)	(126.2)	(221.5)
Total Adjusted EBITDA	$233.3	$423.5	$582.9	$1,045.2

EBITDA for the three and nine months ended September 30, 2014 decreased by $7,994.6 million and $8,407.9 million, respectively, on a consolidated basis from the comparable periods in 2013. The decrease was primarily driven by the goodwill and long-lived asset impairment charges recorded during the third quarter of $6,304.7 million, $374.0 million, $827.8 million and $262.6 million related to the Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Other segments, respectively. Additionally, lower sales margins across all operating segments negatively impacted EBITDA and was the main driver in the change of Adjusted EBITDA which decreased by $190.2 million and $462.3 million, respectively, for the three and nine months ended September 30, 2014 from the comparable periods in 2013. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during the three and nine month ended periods.
2014 Compared to 2013
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended September 30, 2014 and 2013:

	(In Millions)
			Changes due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$767.4	$782.4	$(81.9)	$63.4	$—	$3.5	$(15.0)
Cost of goods sold and operating expenses	(547.9)	(508.9)	(12.8)	(36.0)	13.3	(3.5)	(39.0)
Sales margin	$219.5	$273.5	$(94.7)	$27.4	$13.3	$—	$(54.0)

	Three Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$100.70	$112.67	$(11.97)	(10.6)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	64.87	64.81	0.06	0.1%
Depreciation, depletion & amortization	3.78	4.34	(0.56)	(12.9)%
Total cost of goods sold and operating expenses rate	68.65	69.15	(0.50)	(0.7)%
Sales margin	$32.05	$43.52	$(11.47)	(26.4)%

Sales tons[2] (In thousands)	6,848	6,285
Production tons[2] (In thousands)
Total	7,794	7,000
Cliffs’ share of total	5,814	5,176
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $219.5 million for the three months ended September 30, 2014, compared with sales margin of $273.5 million for the three months ended September 30, 2013. The decline compared to the prior-year period is attributable to a decrease in revenue of $15.0 million and an increase in cost of goods sold and operating expenses of $39.0 million. Sales margin per ton decreased 26.4 percent to $32.05 in the third quarter of 2014 compared to the third quarter of 2013.

Revenue decreased by $18.5 million, excluding the increase of $3.5 million of freight and reimbursements from the prior-year period, predominantly due to:

•
The average year-to-date realized product revenue rate decreased by $11.97 per ton or 10.6 percent to $100.70 per ton in the third quarter of 2014, which resulted in a decrease of $81.9 million. This decline is a result of:

◦	Realized revenue rates impacted negatively by $4 per ton related to one major customer contract with a reduced average selling price due to a contractual change in the 2014 pricing mechanism; and

◦
Changes in customer pricing negatively affected the realized revenue rate by $6 per ton driven primarily by the period-over-period reduction in the Platts 62 percent Fe fines spot price and by new base pricing from an additional contract.

•Primarily offset by higher sales volumes of 563 thousand tons or $63.4 million:

◦
Substantially driven by a customer with an additional contract in 2014 and increased shipments in the third quarter of 2014 to one customer that was heavily affected by the freeze on the Great Lakes in the first quarter of 2014; and

◦
Additional sales to North American customers with increased nominations in 2014, along with increased tonnage to a customer in comparison to the prior-year period as a result of their force majeure in the third quarter of 2013;

◦	Partially offset by:

▪	The non-renewal of one annual contract and one spot sale contract that occurred in the prior-year quarter; and

▪
Decreased export sales due to higher Great Lakes nominations, lower market pricing, and the expiration of an export contract for one customer that was transferred from Wabush in the prior-year period and expired at the end of 2013.

Cost of goods sold and operating expenses in the third quarter of 2014 increased $35.5 million, excluding the increase of $3.5 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•	Higher sales volumes, as discussed above, that increased costs by $36.0 million compared to the prior-year period; and

•
Increased costs related to higher energy rates, increased mobile equipment repairs, and increased maintenance and repair costs primarily driven by increased kiln repairs at the Empire mine in 2014 due to the 2016 life-of-mine extension and mill repair at the Hibbing mine;

•
Partially offset by lower idle costs of $13.3 million due to restarting the two production lines at our Northshore mine during the first quarter of 2014 that were previously idled in January 2013 and the non-recurrence of the 2013 summer shutdown of the Empire mine in 2014.

The following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2014 and 2013:

	(In Millions)
			Changes due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$1,643.3	$1,894.2	$(125.3)	$(121.8)	$—	$(3.8)	$(250.9)
Cost of goods sold and operating expenses	(1,181.6)	(1,247.1)	(54.5)	75.2	41.0	3.8	65.5
Sales margin	$461.7	$647.1	$(179.8)	$(46.6)	$41.0	$—	$(185.4)

	Nine Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$104.27	$113.23	$(8.96)	(7.9)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	65.55	64.91	0.64	1.0%
Depreciation, depletion & amortization	5.79	5.45	0.34	6.2%
Total cost of goods sold and operating expenses rate	71.34	70.36	0.98	1.4%
Sales margin	$32.93	$42.87	$(9.94)	(23.2)%

Sales tons[2] (In thousands)	14,022	15,095
Production tons[2] (In thousands)
Total	21,528	19,983
Cliffs’ share of total	16,256	14,777
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $461.7 million for the nine months ended September 30, 2014, compared with sales margin of $647.1 million for the nine months ended September 30, 2013. The decline compared to the prior-year period is attributable to a decrease in revenue of $250.9 million partially offset by a decrease in cost of goods sold and operating expenses of $65.5 million. Sales margin per ton decreased 23.2 percent to $32.93 in the first nine months of 2014 compared to the first nine months of 2013.
Revenue decreased by $247.1 million, excluding the decrease of $3.8 million of freight and reimbursements from the prior-year period, predominantly due to:

•
The average year-to-date realized product revenue rate declined by $8.96 per ton or 7.9 percent to $104.27 per ton in first nine months of 2014, which resulted in a decrease of $125.3 million. This decline is a result of:

◦	Realized revenue rates impacted negatively by $4 per ton related to one major customer contract with a reduced average selling price due to a contractual change in the 2014 pricing mechanism; and

◦
Changes in customer pricing negatively affected the realized revenue rate by $7 per ton driven primarily by the period-over-period reduction in Platts 62 percent Fe fines spot price and by new base pricing from an additional contract;

◦
Partially offset by a favorable customer mix impacting the realized revenue rates by $3 per ton primarily attributable to lower export sales and increased sales tonnage from a customer contract with the most favorable rate.

•Lower sales volumes of 1,073 thousand tons or $121.8 million:

◦	Primarily driven by reduced vessel shipment availability due to the extended freeze on the Great Lakes, which delayed the start of the 2014 shipping season;

◦
Decreased export sales due to increased 2014 Great Lakes nominations and low market pricing providing a disincentive for spot shipment opportunities. Additionally, an export contract for one customer was transferred from Wabush in the prior-year period and expired at the end of 2013; and

◦	A spot sale that occurred in the prior-year period not recurring in the nine months ended September 30, 2014.

◦
These decreases were partially offset by higher contracted tons in 2014 from one customer, higher demand from a customer due to the Great Lakes freeze preventing the customer from reaching its self-produced ore, and supplying tons to a customer with an increased nomination in 2014.

Cost of goods sold and operating expenses in the first nine months of 2014 decreased $61.7 million, excluding the decrease of $3.8 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•	Lower sales volumes as discussed above that decreased costs by $75.2 million compared to the prior-year period; and

•
Lower idle costs of $41.0 million due to restarting the two production lines at our Northshore mine during the first quarter of 2014 that were previously idled in January 2013 and the non-recurrence of the 2013 summer shutdown of the Empire mine in 2014;

•
Partially offset by higher costs related to increased mobile equipment repairs and increased maintenance and repair costs primarily driven by increased kiln repairs at Empire in 2014 due to the 2016 life-of-mine extension, mill repair at the Hibbing mine, along with higher costs related to increased energy rates in the first quarter of 2014.

Production
Cliffs' share of production in its U.S. Iron Ore segment increased by 10.0 percent in the first nine months of 2014 when compared to the comparable period in 2013. The increased production is primarily attributable to our Empire mine, which increased production by 1.1 million tons as a result of the summer shutdown that occurred in 2013, beginning early in the second quarter and ending in the third quarter. Additionally, there was an increase in production of 932 thousand tons at the Northshore mine during the first nine months of 2014, as we restarted the two idled furnaces in the first quarter of 2014. We expect restarting the two furnaces will increase production by 1.3 million tons in 2014. We had previously idled two of the four furnaces at the Northshore mine in January 2013. These increases were partially offset by decreased production of 493 thousand tons at our United Taconite mine due to extreme weather and unplanned maintenance outages.

Eastern Canadian Iron Ore
The following is a summary of Eastern Canadian Iron Ore results for the three months ended September 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Wabush Idle[2]	Inventory write-down	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$148.0	$284.2	$(57.0)	$21.7	$(100.9)	$—	$—	$(136.2)
Cost of goods sold and operating expenses	(224.8)	(306.2)	17.1	(22.3)	82.2	(1.9)	6.3	81.4
Sales margin	$(76.8)	$(22.0)	$(39.9)	$(0.6)	$(18.7)	$(1.9)	$6.3	$(54.8)

	Three Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[3]	$70.91	$106.58	$(35.67)	(33.5)%
Cost of goods sold and operating expenses rate (excluding DDA)[3]	81.71	93.28	(11.57)	(12.4)%
Depreciation, depletion & amortization[3]	24.59	28.02	(3.43)	(12.2)%
Total cost of goods sold and operating expenses rate[3]	106.30	121.30	(15.00)	(12.4)%
Sales margin[3]	$(35.39)	$(14.72)	$(20.67)	n/m

Bloom Lake sales tons	1,602	1,399
Wabush sales tons	674	1,196
Total sales tons[1] (In thousands)	2,276	2,595

Bloom Lake production tons	1,536	1,507
Wabush production tons	—	691
Total production tons[1] (In thousands)	1,536	2,198
[1] Tons are metric tons (2,205 pounds).
2 As a result of the Wabush mine idle, all revenue and cost activity related to the Wabush mine has been quantified in the Wabush Idle column of the chart above.
3 As a result of the Wabush mine idle, all revenue and cost activity related to the Wabush mine has been excluded from the Per Ton Information above. Per Ton Information relates to the Bloom Lake mine only.

Sales margin for our Eastern Canadian Iron Ore segment decreased to a sales margin loss of $76.8 million for the three months ended September 30, 2014, compared with a sales margin loss of $22.0 million for the three months ended September 30, 2013. Sales margin loss per ton increased to a loss of $35.39 per ton in the third quarter of 2014 compared to a sales margin loss of $14.72 per ton in the third quarter of 2013.
Revenue decreased by $136.2 million for three months ended September 30, 2014, when compared to the prior-year period, primarily due to:

•	A reduction in revenue of $100.9 million due to the idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014; and

•
An overall decrease to the Bloom Lake mine average realized revenue rate, which resulted in a decrease of $57.0 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $90 per ton from $133 per ton in the prior-year period.

•	Partially offset by higher sales volumes at the Bloom Lake mine of 203 thousand tons resulting in an increase to revenue of $21.7 million, which is primarily related to:

◦
Increased availability of product in 2014 due to higher year-over-year production. This allowed us to match third quarter sales with third quarter production. In the prior year, one customer shipment needed to be deferred to match inventory availability; and

◦	Higher contracted shipments to Japan and increased trial shipments to customers, partially offset by reduced spot shipments of product to China.
Cost of goods sold and operating expenses during the three months ended September 30, 2014 decreased from the same period in 2013 by $81.4 million primarily due to:

•	Lower costs of $82.2 million due to the idling of the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014;

•	Favorable foreign exchange rate variances of $6.3 million; and

•
Reduced spending of $18.2 million as a result of various cost reduction efforts, primarily focused on reducing spending on external services due to a reduction in mining activities including ending the overburden campaign and topographic drilling;

•	Partially offset by:

◦
An unfavorable variance of $1.9 million in lower-of-cost-or-market inventory charges at our Bloom Lake operations in the third quarter of 2014 primarily attributable to market declines in Platts spot rate pricing as well as higher cost of inventory driven by the timing of maintenance activities and mine development. The Bloom Lake mine did not have lower-of-cost-or-market inventory charges in the prior-year period; and

◦	Higher sales volumes at the Bloom Lake facilities as discussed above resulting in increased costs of $22.3 million compared to the prior-year period.

The following is a summary of Eastern Canadian Iron Ore results for the nine months ended September 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Wabush Idle[2]	Inventory write-down	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$480.3	$743.4	$(128.2)	$58.9	$(193.8)	$—	$—	$(263.1)
Cost of goods sold and operating expenses	(645.3)	(795.7)	29.0	(83.0)	186.3	(10.6)	28.7	150.4
Sales margin	$(165.0)	$(52.3)	$(99.2)	$(24.1)	$(7.5)	$(10.6)	$28.7	$(112.7)

	Nine Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[3]	$86.27	$112.78	$(26.51)	(23.5)%
Cost of goods sold and operating expenses rate (excluding DDA)[3]	85.88	89.81	(3.93)	(4.4)%
Depreciation, depletion & amortization[3]	23.77	24.84	(1.07)	(4.3)%
Total cost of goods sold and operating expenses rate[3]	109.65	114.65	(5.00)	(4.4)%
Sales margin[3]	$(23.38)	$(1.87)	$(21.51)	n/m

Bloom Lake sales tons	4,843	4,320
Wabush sales tons	1,029	2,067
Total sales tons[1] (In thousands)	5,872	6,387

Bloom Lake production tons	4,568	4,304
Wabush production tons	280	2,025
Total production tons[1] (In thousands)	4,848	6,329
[1] Tons are metric tons (2,205 pounds).
2 As a result of the Wabush mine idle, all revenue and cost activity related to the Wabush mine has been quantified in the Wabush Idle column of the chart above.
3 As a result of the Wabush mine idle, all revenue and cost activity related to the Wabush mine has been excluded from the Per Ton Information above. Per Ton Information relates to the Bloom Lake mine only.

Sales margin for our Eastern Canadian Iron Ore segment decreased to a sales margin loss of $165.0 million for the nine months ended September 30, 2014, compared with a sales margin loss of $52.3 million for the nine months ended September 30, 2013. Sales margin loss per ton increased to a loss of $23.38 per ton in the first nine months of 2014 compared to a sales margin loss of $1.87 per ton in the first nine months of 2013.
Revenue decreased by $263.1 million for the nine months ended September 30, 2014, when compared to the prior-year period, primarily due to:

•	A reduction in revenue of $193.8 million due to the idling of the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014; and

•
An overall decrease to the Bloom Lake mine average realized revenue rate, which resulted in a decrease of $128.2 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $104 per ton from $135 per ton in the prior-year period;

•
Partially offset by higher sales volumes at the Bloom Lake mine of 523 thousand tons resulting in an increase to revenue of $58.9 million, which is primarily related to increased the Bloom Lake mine production of 264 thousand tons and the timing of customer shipments that were delayed from the end of 2013 into 2014 as a result of adverse weather conditions.

Cost of goods sold and operating expenses during the nine months ended September 30, 2014 decreased from the same period in 2013 by $150.4 million primarily due to:

•	Lower costs of $186.3 million due to idling the Wabush mine pellet plant in June 2013 and idling of the Wabush Scully mine in Newfoundland and Labrador at the end of March 2014;

•	Favorable foreign exchange rate variances of $28.7 million; and

•
Reduced spending of $23.3 million as a result of various cost reduction efforts, primarily focused on reducing spending on external services due to a reduction in mining activities including ending the overburden campaign and topographic drilling;

•	Partially offset by:

◦	Higher sales volumes at the Bloom Lake facilities as discussed above resulting in increased costs of $83.0 million compared to the prior-year period; and

◦
An unfavorable variance of $10.6 million in lower-of-cost-or-market inventory charges at our Bloom Lake operations in the first quarter of 2014 of $8.7 million and in the third quarter of 2014 of $1.9 million primarily attributable to market declines in Platts spot rate pricing as well as higher cost of inventory driven by the timing of maintenance activities and mine development. The Bloom Lake mine did not have lower-of-cost-or-market inventory charges in the prior-year period.

Production
The Bloom Lake facility produced 4.6 million and 4.3 million tons of iron ore concentrate during the nine months ended September 30, 2014 and 2013, respectively. We are currently attempting to secure equity partnerships with steelmakers who would participate in the expansion to a Phase II operating level. If unsuccessful, we will pursue other alternatives for the asset. In the short term, we will continue to operate the Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan.
Production at the Wabush facility was 0.3 million tons of iron ore concentrate during the nine-month period ending September 30, 2014 and 0.8 million tons of iron ore concentrate and 1.2 million tons of iron ore pellets during the nine-month period ending September 30, 2013, respectively. Due to high production costs and lower pellet premium pricing, we idled production at the Wabush mine pellet plant and transitioned to producing an iron ore concentrate product from our Wabush mine during June 2013. At the end of March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador and are beginning to implement the permanent closure plan for the mine. The idle and ultimate closure was driven by the unsustainable high cost structure, which results in operations that were not considered economically viable to run over time.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$212.3	$301.7	$(129.2)	$34.7	$5.2	$(89.3)
Cost of goods sold and operating expenses	(203.2)	(202.7)	23.3	(22.3)	(1.7)	(0.7)
Sales margin	$9.1	$99.0	$(105.9)	$12.4	$3.5	$(90.0)

	Three Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$69.04	$108.88	$(39.84)	(36.6)%
Cost of goods sold and operating expenses rate (excluding DDA)	52.36	59.44	(7.08)	(11.9)%
Depreciation, depletion & amortization	13.72	13.71	0.01	0.1%
Total cost of goods sold and operating expenses rate	66.08	73.15	(7.07)	(9.7)%
Sales margin	$2.96	$35.73	$(32.77)	(91.7)%

Sales tons[1] (In thousands)	3,075	2,771
Production tons[1] (In thousands)	2,789	2,798
[1] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $9.1 million during the three months ended September 30, 2014 compared with $99.0 million for the same period in 2013 and sales margin per ton decreased 91.7 percent to $2.96 per ton in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $89.3 million in the third quarter of 2014 over the prior-year period primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $129.2 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $90 per ton from $133 per ton in the prior-year period; and

•
Partially offset by higher sales volume of 3.1 million tons during the three months ended September 30, 2014 compared with 2.8 million tons during the prior-year period due to timing of rail deliveries and shipments, resulting in an increase in revenue of $34.7 million.

Cost of goods sold and operating expenses in the three months ended September 30, 2014 slightly increased by $0.7 million compared to the comparable period in 2013 primarily as a result of:

•	Higher sales volumes, as discussed above, that resulted in increased costs of $22.3 million compared to the same period in the prior year; and

•
Offset by lower mining costs of $21.0 million mainly due to lower mining contractor costs primarily resulting from a focus on efficiencies across the operation, reduced headcount costs of $2.0 million and lower sales royalties of $8.1 million primarily attributable to the decline in the Platts 62 percent Fe fines spot price. These cost savings are partially offset by an increase in site administration expenses of $12.5 million due to severance payments and reclassification of headcount to the sites.

The following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Exchange rate	Total change
	2014	2013
Revenues from product sales and services	$699.6	$899.5	$(257.5)	$61.8	$(4.2)	$(199.9)
Cost of goods sold and operating expenses	(588.2)	(644.2)	59.0	(44.0)	40.9	55.9
Sales margin	$111.4	$255.3	$(198.5)	$17.8	$36.7	$(144.0)

	Nine Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$81.20	$111.53	$(30.33)	(27.2)%
Cost of goods sold and operating expenses rate (excluding DDA)	53.92	65.48	(11.56)	(17.7)%
Depreciation, depletion & amortization	14.35	14.40	(0.05)	(0.3)%
Total cost of goods sold and operating expenses rate	68.27	79.88	(11.61)	(14.5)%
Sales margin	$12.93	$31.65	$(18.72)	(59.1)%

Sales tons[1] (In thousands)	8,616	8,065
Production tons[1] (In thousands)	8,310	8,386
[1] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $111.4 million during the nine months ended September 30, 2014 compared with $255.3 million for the same period in 2013 and sales margin per ton decreased 59.1 percent to $12.93 per ton in the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $199.9 million in the first nine months of 2014 over the prior-year period primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $257.5 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $104 per ton from $135 per ton in the prior-year period; and

•
Partially offset by the higher sales volume of 8.6 million tons during the nine months ended September 30, 2014 compared with 8.1 million tons during the prior-year period due to timing of rail deliveries and shipments, resulting in an increase in revenue of $61.8 million.

Cost of goods sold and operating expenses in the nine months ended September 30, 2014 decreased $55.9 million compared to the comparable period in 2013 primarily as a result of:

•
Lower mining costs of $80.4 million mainly due to lower mining contractor costs primarily resulting from a focus on efficiencies across the operation, reduced headcount costs of $5.0 million and lower sales royalties of $11.6 million primarily attributable to the decline in the Platts 62 percent Fe fines spot price. These cost savings are partially offset by an increase in site administration expenses of $32.9 million due to severance payments and reclassification of headcount to the sites; and

•	Favorable foreign exchange rate variances of $40.9 million or $5 per ton;

•	These decreases were offset partially by higher sales volumes, as discussed above, that resulted in increased costs of $44.0 million compared to the same period in the prior year.

Production
Production at Asia Pacific Iron Ore during the nine months ended September 30, 2014 remained consistent when compared to the same period in 2013 with a slight decrease of 76 thousand production tons. The decrease in production tons compared to the prior-year period is mainly attributable to a planned major shutdown in April 2014.
North American Coal
The following is a summary of North American Coal results for the three months ended September 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Inventory write-down	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$170.5	$178.3	$(43.4)	$23.6	$—	$12.0	$(7.8)
Cost of goods sold and operating expenses	(194.8)	(180.1)	23.6	(23.9)	(2.4)	(12.0)	(14.7)
Sales margin	$(24.3)	$(1.8)	$(19.8)	$(0.3)	$(2.4)	$—	$(22.5)

	Three Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$75.71	$98.95	$(23.24)	(23.5)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	72.49	76.16	(3.67)	(4.8)%
Depreciation, depletion & amortization	16.28	23.91	(7.63)	(31.9)%
Total cost of goods sold and operating expenses rate	88.77	100.07	(11.30)	(11.3)%
Sales margin	$(13.06)	$(1.12)	$(11.94)	n/m

Sales tons[2] (In thousands)	1,861	1,623
Production tons[2] (In thousands)	1,910	2,077
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to a loss of $24.3 million during the three months ended September 30, 2014, compared to a sales margin loss of $1.8 million during the three months ended September 30, 2013. Sales margin per ton decreased to a loss of $13.06 per ton in the third quarter of 2014 compared to a sales margin loss of $1.12 per ton in the third quarter of 2013.
Revenues from product sales and services were $170.5 million, which is a decrease of $19.8 million over the prior-year period, excluding the increase of $12.0 million of freight and reimbursements, predominantly due to:

•	Lower realized product revenue rate for the three months ended September 30, 2014 resulted in a decrease of $43.4 million or 23.5 percent on a per-ton basis. This decline is a result of:

◦	The downward trend in market pricing period over period, including a decrease of $25 per ton in the quarterly benchmark price, along with a more favorable impact in 2013 from carryover contracts; and

◦
An unfavorable change in product mix negatively impacting the realized revenue rate by $5 per ton primarily attributable to higher export sales and lower domestic sales of high-volatile and low-volatile metallurgical coal and increased thermal coal sales, which is unfavorable to the overall realized revenue rate.

•
Sales volume increases of 238 thousand tons or 15 percent during the third quarter of 2014 in comparison to the prior-year period resulting in an increase in revenue of $23.6 million, primarily due to:

◦
Higher sales of low-volatile metallurgical coal due to increased export sales and additional spot sales. Increased sales of high-volatile metallurgical coal as a result of new export relationships were partially offset by a non-renewal of a customer contract. Additionally, higher thermal coal sales due to a new contract contributed to the increase in sales volume.

Cost of goods sold and operating expenses in the third quarter of 2014 increased $2.7 million, excluding the increase of $12.0 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	Higher sales volume attributable to reduced low- and high-volatile metallurgical coal sales, as discussed above, resulting in cost increases of $23.9 million; and

•
An unfavorable variance in the lower-of-cost-or-market inventory charge of $2.4 million in comparison to the same prior-year period as the lower-of-cost-or-market inventory charges for the three months ended September 30, 2014 and September 30, 2013 were $5.0 million and $2.6 million, respectively. This charge was driven by the downward trend in market pricing;

•
Primarily offset by cost savings of $14.2 million as a result of accelerated depreciation, depletion and amortization in the prior-year period due to a change in useful lives that did not recur in the current year period, along with cost savings of $4.6 million relating to improved spending controls on parts and supplies inventory.

The following is a summary of North American Coal results for the nine months ended September 30, 2014 and 2013:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Inventory write-down	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$515.8	$638.5	$(145.4)	$(3.0)	$—	$25.7	$(122.7)
Cost of goods sold and operating expenses	(641.2)	(631.9)	50.3	2.9	(36.8)	(25.7)	(9.3)
Sales margin	$(125.4)	$6.6	$(95.1)	$(0.1)	$(36.8)	$—	$(132.0)

	Nine Months Ended September 30,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$78.31	$104.91	$(26.60)	(25.4)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	84.38	85.57	(1.19)	(1.4)%
Depreciation, depletion & amortization	16.86	18.14	(1.28)	(7.1)%
Total cost of goods sold and operating expenses rate	101.24	103.71	(2.47)	(2.4)%
Sales margin	$(22.93)	$1.20	$(24.13)	n/m

Sales tons[2] (In thousands)	5,469	5,497
Production tons[2] (In thousands)	5,496	5,536
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Tons are short tons (2,000 pounds).
Sales margin for North American Coal decreased to a loss of $125.4 million during the nine months ended September 30, 2014, compared to a sales margin of $6.6 million during the nine months ended September 30, 2013.

Sales margin per ton decreased to a loss of $22.93 per ton in the first nine months of 2014 compared to a sales margin of $1.20 per ton in the first nine months of 2013.
Revenues from product sales and services were $515.8 million, which is a decrease of $148.4 million over the prior-year period, excluding the increase of $25.7 million of freight and reimbursements, predominantly due to:

•	Lower realized product revenue rate for the nine months ended September 30, 2014 resulted in a decrease of $145.4 million or 25.4 percent on a per-ton basis. This decline is a result of:

◦
The downward trend in market pricing period over period, including a decrease of $33 per ton in the nine-month average benchmark price, along with a more favorable impact in 2013 from carryover contracts; and

◦
An unfavorable change in product mix negatively impacting the realized revenue rate by $9 per ton primarily attributable to export tons to China in the first nine months of 2014 that did not occur in the same period of 2013, lower domestic sales of low-volatile metallurgical coal and increased thermal coal sales, which is unfavorable to the overall realized revenue rate.

•
Sales volume decreases of 28 thousand tons or 0.5 percent during the first nine months of 2014 in comparison to the prior-year period resulting in a decrease in revenue of $3.0 million, primarily due to lower sales of low- and high-volatile metallurgical coal mainly offset by higher thermal coal sales.

Cost of goods sold and operating expenses in the first nine months of 2014 decreased $16.4 million, excluding the increase of $25.7 million of freight and reimbursements from the comparable period in the prior year, predominantly as a result of:

•	The impact of lower-of-cost-or-market inventory charges in the first quarter of 2014 resulted in lower costs of $28.6 million as inventory was sold throughout second and third quarter of 2014;

•	Lower sales volume attributable to reduced low- and high-volatile metallurgical coal sales, as discussed above, resulting in cost reductions of $2.9 million; and

•
Decreased costs related to royalties and production taxes of $13.0 million due to a reduced year-over-year revenue rate and $7.0 million related to an acceleration of depreciation, amortization and depletion expense in the third quarter of 2013 due to a change in useful lives that did not reoccur in the current year;

•
Partially offset by an unfavorable variance in the lower-of-cost-or-market inventory charge of $36.8 million in comparison to the same prior-year period as the lower-of-cost-or-market inventory charges at September 30, 2014 and 2013 were $42.1 million and $5.3 million, respectively. This charge was driven by the downward trend in market pricing.

Production
Production of low- and high-volatile metallurgical coal in the nine months ended September 30, 2014 was 4,798 thousand tons which is 4.9 percent lower in comparison to the prior-year period primarily as a result of moving the long wall at one of our low-volatile metallurgical coal mines during third quarter 2014. Due to increased demand for thermal coal in 2014, we increased production at our thermal coal mine from one shift to two shifts in the first quarter of 2014 to align production with customer demand. Thermal coal production was 698 thousand tons during the nine months ended September 30, 2014, which is an increase of 42.1 percent compared to the same prior-year period. The increase in thermal coal production partially offset the decrease in production of low- and high-volatile coal. Additionally in August 2014, the Oak Grove mine set its one-day production record by producing 14 thousand tons in one day.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on prioritizing all potential uses of future cash flows. We continue to focus on cash generation in our business operations as well as reductions of any discretionary expenditures in order to ensure we are positioned to face the challenges and uncertainties of the volatile pricing markets for our products.

Based on current mine plans and subject to future iron ore and coal prices and supply and demand, we expect our budgeted capital expenditures, dividends and other cash requirements during 2014 to exceed our estimated operating cash flows. Although we expect our cash flows from operating activities to be exceeded by our capital expenditures and dividends during 2014, we maintain adequate liquidity via financing arrangements to fund our normal business operations and strategic initiatives through our revolving credit agreement. During the third quarter of 2014, we generated positive cash flows from operations and were able to reduce our overall net debt position by approximately $100 million. We currently anticipate a similar reduction in net debt the fourth quarter of 2014. Based on current market conditions, we expect to be able to fund our requirements for at least the next 12 months.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.
The following discussion summarizes the significant activities impacting our cash flows during the nine months ended September 30, 2014 and 2013 as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $104.0 million for the nine months ended September 30, 2014, compared to $685.9 million for the same period in 2013. Decreased operating cash flows in the first nine months of 2014 were primarily due to lower operating results as previously discussed.
We expect economic growth in the U.S. to continue through the remainder of 2014. Despite the unanticipated first quarter 2014 contraction in real GDP, the significant real GDP growth experienced in the second and the preliminary estimates of an annualized real GDP growth of 3.5 percent in the third quarter has marked a return of the U.S. economy to its prior upward trajectory. Domestic steel production and the corresponding demand for steelmaking raw materials are expected to be supported directly by construction activity, energy extraction, and motor vehicle production, and indirectly, by an improving labor market. We expect the growth in the U.S. to continue to provide a strong source of demand for our products. Additionally, we expect China’s economy will continue to expand while, correspondingly, increased Chinese domestic steel production will continue to require imported steelmaking raw materials to satisfy demand. However, both slowing Chinese demand, in part reflected by a decline in year-over-year real GDP growth, and increasing supply appear likely to persist, resulting in continued downward pressure on prices of steelmaking raw materials.
On February 11, 2014, we announced our plan to idle the Wabush Scully mine in Newfoundland and Labrador and the Wabush Scully mine was idled during March 2014. The impact of the idling which includes idling costs, employment-related expenditures and contract costs totaled $85.9 million for the nine months ended September 30, 2014 and we estimate approximately $100 million in total to be incurred throughout 2014 and we are evaluating anticipated costs for 2015 as we begin implementing the permanent closure plan for the mine.
Coupled with efficient tax structures, our U.S. operations and our financing arrangements provide sufficient capital resources to support operations and do not require us to repatriate earnings from our foreign operations; however, if we repatriated these earnings, we would be subject to income tax. Our U.S. cash and cash equivalents balance at September 30, 2014 was $56.7 million, or approximately 23.3 percent of our consolidated total cash and cash equivalents balance of $244.0 million. As of September 30, 2014 and December 31, 2013, we had no restrictions on our borrowing capacity of our U.S.-based revolving credit agreement inclusive of the changes made in Amendment No. 5. Furthermore, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand for our product weakens and pricing deteriorates for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $207.9 million for the nine months ended September 30, 2014, compared with $734.4 million for the comparable period in 2013.

We had capital expenditures of $233.2 million and $742.2 million for the nine months ended September 30, 2014 and 2013, respectively. Up until the first quarter of 2014, our main capital investment focus was on the construction of the Bloom Lake mine's operations. We are currently attempting to secure equity partnerships with steelmakers who would participate in the expansion to a Phase II operating level. If unsuccessful, we will pursue other alternatives for the asset. In the short term, we will continue to operate the Bloom Lake mine Phase I operations on a reduced tailings and water management capital plan. On the expansion projects at the Bloom Lake mine, we have spent approximately $35.5 million during the first nine months of 2014, which predominately relates to work performed in 2013. This compares to the Bloom Lake mine ramp-up and expansion project work of approximately $473 million during the nine months ended September 30, 2013.
Additionally, we spent approximately $194 million and $236 million globally on expenditures related to sustaining capital during the nine months ended September 30, 2014 and 2013, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management, and business investment, we anticipate total cash used for capital expenditures in 2014 to be on the lower end of our previously reported guidance range of $275 million to $325 million. This includes approximately $100 million of cash-payment carryover for 2013 incurred costs, with the remainder comprised of new sustaining and permission-to-operate capital expenditures, including a sustainable level to support our full-year production volume and cash cost expectations as well as safety and environmental obligations.
Financing Activities
Net cash provided by financing activities in the first nine months of 2014 was $17.4 million, compared to $162.0 million for the comparable period in 2013. In 2013, net cash provided by financing activities during the first nine months of 2013 was driven by public offerings of 29.25 million depositary shares and 10.35 million common shares, resulting in net proceeds of $709.4 million and $285.3 million, respectively, after underwriting fees and discounts. A portion of the net proceeds from the share offerings were used to repay the $847.1 million outstanding under the term loan. Net cash provided by financing activities were also impacted by net borrowings on our credit facilities of $214.7 million and $55.0 million during the nine months ended September 30, 2014 and 2013. Net cash provided by financing activities was offset by dividend distributions of $107.9 million and $91.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital and/or bond markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of September 30, 2014 and December 31, 2013:

	(In Millions)
	September 30, 2014	December 31, 2013
Cash and cash equivalents	$244.0	$335.5
Available revolving credit facility[1]	$1,125.0	$1,750.0
Revolving loans drawn	—	—
Senior notes	2,900.0	2,900.0
Senior notes drawn	(2,900.0)	(2,900.0)
Letter of credit obligations and other commitments	(5.2)	(8.4)
Borrowing capacity available	$1,119.8	$1,741.6

1 On October 24, 2014, with effect as of September 30, 2014, via Amendment No. 5 to the revolving credit agreement, we reduced the size of the existing unsecured facility from $1.250 billion to $1.125 billion.

Our primary source of funding is our revolving credit facility, which matures on October 16, 2017. We also have cash on hand, generated by the business, which totaled $244.0 million as of September 30, 2014. The combination of cash and availability under the credit facility gave us approximately $1.4 billion in liquidity entering the fourth quarter of 2014, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.

On October 24, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012, Amendment No. 2 as of February 8, 2013, Amendment No. 3 as of June 30, 2014 and Amendment No. 4 as of September 9, 2014), or revolving credit agreement, to effect the following:

•	Reduces the size of the existing facility from $1.250 billion to $1.125 billion.

•
Grants a valid and perfected first-priority (subject to certain permitted liens) security interest in certain property and assets of the Company and certain of its subsidiaries, subject to customary exclusions all specified in a security agreement.

•
With effect as of September 30, 2014, removes the maximum balance sheet leverage ratio of debt to capitalization of less than 45 percent, which was a covenant introduced in June 2014, and replaces that covenant with a maximum leverage ratio covenant of secured debt to EBITDA that is not to exceed 3.5 times.

•
Retains the minimum interest coverage ratio requirement of 3.5 times, and subsequently reduces the minimum interest coverage ratio to 2.0 times upon completion of certain collateral actions within 60 days of the execution of the amendment.

•	Subjects restricted payments (including the $200 million share repurchase, which was approved in September 2014) and current dividend structure to a $400 million liquidity test.

•	Adds limitations regarding acquisitions, investments (including investments in non-wholly owned subsidiaries and joint ventures) and subsidiary debt.

•	Eliminates the accounts receivable securitization facility.

•	Terminates the ability to have foreign borrowers under the revolving credit agreement.
The amended facility retains substantial financial flexibility for management to execute our strategy and provides us a consistent source of liquidity.
On September 9, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012, Amendment No. 2 as of February 8, 2013 and Amendment No.3 as of June 30, 2014), or revolving credit agreement, to effect the following:

•
Permitting a one-time exemption of up to $200 million in share repurchases (consummated in a single transaction or series of related transactions), effective until December 31, 2015. We are not obligated to make any purchases and the program may be suspended or discontinued at any time.

•	Reducing the size of the existing unsecured facility from $1.75 billion to $1.25 billion.

•	Adding restrictions on the granting of certain pledges and guarantees.

•
Adding an obligation to enter into a security agreement, on or before June 30, 2015, to grant security interests to secure obligations under the revolving credit agreement on U.S. receivables and inventory, other than receivables and related property subject to certain existing receivable securitization or other facilities, a pledge of 65% of the stock of all material, wholly-owned first-tier foreign subsidiaries and a pledge of all of the stock of all material U.S. subsidiaries, in each case, subject to certain limitations.

All terms of Amendment No. 3 as of June 30, 2014, as discussed below, remained in place and were not changed by Amendment No. 4 as of September 9, 2014.
Previously this year, on June 30, 2014, we amended the Amended and Restated Multicurrency Credit Agreement among Cliffs Natural Resources Inc. and various lenders dated August 11, 2011 (as further amended by Amendment No. 1 as of October 16, 2012 and Amendment No. 2 as of February 8, 2013), or revolving credit agreement, to effect the following:

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

As of September 30, 2014, we were in compliance with all financial covenants related to the revolving credit agreement inclusive of the changes made in Amendment No. 5. Additionally, as of December 31, 2013, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
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

At September 30, 2014, we have recorded $23.3 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore, Eastern Canadian Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $3.1 million decrease and a net $23.3 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2014 related to these arrangements.
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
At September 30, 2014, we had a derivative asset of $54.5 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $55.8 million as of December 31, 2013. We estimate that a $75 change in the average hot-band steel price realized from the September 30, 2014 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $41.1 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations at September 30, 2014.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 14.4 million MMBtu’s of natural gas at an average delivered price of $7.08 per MMBtu and 22.2 million gallons of diesel fuel at an average delivered price of $3.25 per gallon during the first nine months of 2014. Our consolidated Eastern Canadian Iron Ore mining ventures consumed approximately 6.0 million gallons of diesel fuel at an average delivered price of $4.28 per gallon during the first nine months of 2014. Our CLCC operations consumed approximately 2.6 million gallons of diesel fuel at an average delivered price of $3.53 per gallon during the first nine months of 2014. Consumption of diesel fuel by our Asia Pacific operations was approximately 11.1 million gallons at an average delivered price of $3.27 per gallon for the same period.
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
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. At the present time, we have not entered into any hedging activity or forward contracts for electricity, natural gas or diesel fuel. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in electrical, natural gas and diesel fuel prices would result in a change of approximately $9.9 million in our annual fuel and energy cost based on expected consumption for the remainder of 2014.

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
Should the company fail to secure additional equity investment to fund the Phase II expansion at Bloom Lake, the carrying value of the asset group may be reevaluated for impairment.  Additionally, if the mine were to be closed, various commitments including rail minimums, royalties, and other ongoing costs could be incurred.
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

At September 30, 2014, we had outstanding Australian and Canadian foreign exchange rate contracts with notional amounts of $285.0 million and $257.4 million, respectively, with varying maturity dates ranging from October 2014 to September 2015 for which we elected hedge accounting. To evaluate the effectiveness of our hedges, we conduct sensitivity analysis. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately $13.9 million, and a 10 percent decrease would reduce the fair value to approximately negative $33.2 million. A 10 percent increase in the value of the Canadian dollar from the month-end rate would increase the fair value of these contracts to approximately $21.0 million, and a 10 percent decrease would decrease the fair value to approximately negative $29.6 million. We may enter into additional hedging instruments in the near future as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of September 30, 2014:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio [1] :
AUD Contracts expiring in the next 12 months	$285.0	0.90	0.8747	$(10.6)
CAD Contracts expiring in the next 12 months	257.4	1.09	1.1198	(6.8)
Total Hedge Contract Portfolio	$542.4			$(17.4)

[1] Includes collar options and forward contracts.
Refer to NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our revolving credit facility is at a variable rate based upon the base rate or the LIBOR rate plus a margin depending on a leverage ratio. As of September 30, 2014, we had no amounts drawn on the revolving credit facility.
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
Regulatory Developments
Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy
TMDL regulations are contained in the Clean Water Act.  As a part of Minnesota's Mercury TMDL Implementation Plan, in cooperation with the MPCA, the taconite industry developed a Taconite Mercury Reduction Strategy and signed a voluntary agreement in 2009 to effectuate its terms.  The strategy includes a 75 percent target reduction of mercury air emissions from Minnesota pellet plants collectively by 2025.  It recognizes that mercury emission control technology currently does not exist and will be pursued through a research effort.  According to the voluntary agreement, any developed technology must meet the “adaptive management criteria” such that the technology must be economically feasible, must not impact pellet quality, and must not cause excessive corrosion in pellet furnaces, associated duct work and existing wet scrubbers on the furnaces.

According to the voluntary agreement, the mines proceeded with medium- and long-term testing of possible technologies.  For Cliffs, the requirements in the voluntary agreement applies to the United Taconite and Hibbing facilities.  At this time, we are unable to predict the potential impacts of the voluntary Taconite Mercury Reduction Strategy.  However, a number of research projects were conducted between 2011 and 2013 as the industry continues to assess options for reduction.  While injection of powdered activated carbon into furnace off-gasses for mercury capture in the wet scrubbers showed positive initial results, further testing during 2013 yielded lower overall potential. Alternate technologies are presently being assessed for potential further pilot testing.
On September 22, 2014, Minnesota promulgated Mercury Air Emissions Reporting and Reduction Rule mandating mercury air emissions reporting and reduction. The adopted rule expanded applicability to all of our Minnesota operations and require submitting a mercury reduction plan in 2018 to reduce mercury emissions from all of our Minnesota taconite furnaces by 72 percent by January 2025 and 70 percent reduction from Northshore’s industrial boilers by January 1, 2018. The adopted rule does not include all four Adaptive Management Criteria for evaluating mercury reduction, which were agreed upon in the October 2009 Minnesota’s Mercury TMDL Implementation Plan.
To date, there is currently no proven technology to reduce mercury emissions from taconite furnaces to the target level of 72 percent that would meet all four Adaptive Management Criteria. We remain concerned about the technical and economic feasibility to reduce taconite mercury emissions by 72 percent and are conducting detailed engineering analysis to determine the impact of the regulations on each unique iron ore indurating furnace affected by this rule. The results of this analysis will guide further dialog with the MPCA regarding our implementation of the requirements.
Outlook
We expect economic growth in the U.S. to continue through the remainder of 2014. Despite the unanticipated first-quarter 2014 contraction in GDP, the significant GDP growth experienced in the second quarter marked a return of the U.S. economy to its prior upward trajectory. Domestic steel production and the corresponding demand for steelmaking raw materials are expected to be supported directly by construction activity, energy extraction and motor vehicle production.
Due to the commodity pricing volatility for the products that we sell and for the purpose of providing a full-year outlook, we will utilize a price of $80 per ton 62 percent Fe seaborne iron ore fines (C.F.R. China), as a base price assumption for the fourth quarter when providing its full-year 2014 revenues-per-ton sensitivities for our iron ore business segments. With $80 per ton as a base price assumption for the fourth quarter of 2014, combined with year-to-date sales, included in the table below are the expected full-year revenues-per-ton range for our iron ore business segments and the per-ton sensitivity for each $10 per ton variance from the base price assumption in the fourth quarter.

2014 Full-Year Realized Revenue Sensitivity Summary (1)
	U.S. Iron Ore (2)	Bloom Lake Mine (3)	Asia Pacific Iron Ore (4)
Revenues Per Ton	$100 - $105	$80 - $85	$75 - $80
Sensitivity Per Ton (+/- $10)	+/- $0	+/- $2	+/- $2

(1)	Based on year-to-date sales and a fourth-quarter 62% Fe seaborne iron ore fines price assumption (C.F.R. China) of $80.
(2)	U.S. Iron Ore tons are reported in long tons of pellets.
(3)	Bloom Lake mine tons are reported in metric tons of concentrate, F.O.B. Eastern Canada. Wabush tons were excluded from this guidance as a result of the idle.
(4)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines, F.O.B. the port.
The revenues-per-ton sensitivities consider various contract provisions and lag-year adjustments contained in certain supply agreements. Actual realized revenues per ton for the full year will depend on iron ore price changes, customer mix, freight rates, production input costs and/or steel prices (all factors contained in certain of our supply agreements).
U.S. Iron Ore Outlook (Long Tons)
For 2014, we are maintaining our full-year sales and production volume expectation of 22 million tons of iron ore pellets.

We are maintaining our 2014 full-year U.S. Iron Ore pellet cash-cost-per-ton expectation of $65 - $70. We are maintaining our depreciation, depletion and amortization expectation of approximately $5 per ton.
In 2015, we expect to sell approximately 22 million tons of pellets from our U.S. Iron Ore business. In the third quarter of 2014, we have also made the decision to discontinue exporting pellets through the St. Lawrence Seaway in 2015.
Eastern Canadian Iron Ore Outlook (Metric Tons, F.O.B. Eastern Canada)
For 2014, our sales and production volume expectation for the Bloom Lake mine is 6.5 million tons. The sales volume expectation does not include approximately 1 million tons from the Wabush mine.
We are maintaining our full-year 2014 cash-cost-per-ton expectation in Eastern Canadian Iron Ore of $80 - $85. The full-year cash-cost-per-ton expectation only includes the Bloom Lake mine. Depreciation, depletion and amortization is expected to be approximately $19 per ton for full-year 2014.
We will not be providing 2015 sales tonnage guidance for Bloom Lake because a definitive decision on the future of this mine has not been made.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2014 Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. The product mix is expected to contain 53 percent lump.
We are lowering our 2014 full-year Asia Pacific Iron Ore cash-cost-per-ton expectation to $50 - $55 from its previous expectation of $55 - $60. Depreciation, depletion and amortization is anticipated to be approximately $13 per ton for the full-year 2014.
In 2015, we expect to sell approximately 11 million tons from our Asia Pacific Iron Ore business, including 52 percent lump.
North American Coal Outlook (Short Tons, F.O.B. the mine)
We are maintaining our full-year 2014 North American Coal expected sales and production volumes of 7 million tons. Sales volume mix is anticipated to be approximately 70 percent low-volatile metallurgical coal and 20 percent high-volatile metallurgical coal, with thermal coal making up the remainder.
We are maintaining our full-year 2014 North American Coal revenues-per-ton outlook of $75 - $80. We have approximately 90 percent of our expected 2014 sales volume committed and priced at $78 per short ton at the mine.
We are lowering our North American Coal full-year cash cost expectation to $80 - $85 per ton, from our previous expectation of $85 - 90 per ton. Full-year 2014 depreciation, depletion and amortization is expected to be approximately $14 per ton.
In 2015, we expect to sell approximately 8 million tons from our North American Coal business, with approximately 70 percent low-volatile metallurgical coal and 20 percent high-volatile metallurgical coal, with a minor contribution of thermal coal making up the remainder.

The following table provides a summary of our 2014 guidance for our four business segments:

	2014 Outlook Summary
	U.S. Iron Ore (A)	Bloom Lake Mine (B)	Asia Pacific Iron Ore (C)	North American Coal (D)
Sales volume (million tons)	22	6.5	11	7
Production volume (million tons)	22	6.5	11	7
Cash cost per ton (E)	$65 - $70	$80 - $85	$50 - $55	$80 - $85
DD&A per ton	$5	$19	$13	$14

(A)	U.S. Iron Ore tons are reported in long tons of pellets.
(B)	Bloom Lake mine tons are reported in metric tons of concentrate, F.O.B. Eastern Canada. Wabush tons were excluded from this guidance as a result of the idle.
(C)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines, F.O.B. the port.
(D)	North American Coal tons are reported in short tons, F.O.B. the mine.
(E)
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

SG&A Expenses and Other Expectations
We are lowering our full-year 2014 SG&A expense expectation to approximately $165 million, from our previous expectation of $185 million, which excludes severance, change in control and proxy-contest-related costs of approximately $45 million. We are also lowering our full-year cash outflows expectation for exploration to $10 million, from our previous expectation of $15 million.
Consolidated full-year 2014 depreciation, depletion and amortization is expected to be approximately $485 million.
Capital Budget
We are expecting 2014 capital expenditures to be at the lower end of the previously reported guidance range of $275 to $325 million.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	our ability to resolve issues with respect to the Bloom Lake mine, including within the expected timeframe;

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•	our actual levels of capital spending;

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices, reduced market demand and any slowing of the economic growth rate in China;

•	availability of capital and our ability to maintain adequate liquidity and successfully implement our financing plans;

•	our ability to successfully integrate acquired companies into our operations and achieve post-acquisition synergies;

•	our ability to successfully identify and consummate any strategic investments or capital projects and complete planned divestitures;

•	our ability to cost-effectively achieve planned production rates or levels;

•	changes in sales volume or mix;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the impact of price-adjustment factors on our sales contracts;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions or renewal of contracts;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

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
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed two lawsuits in the United States District Court for the Northern District of Ohio against us and certain current and former officers and directors of the Company. The actions are captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031 and Weinstock v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1106. Both actions assert violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Quebec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. Both lawsuits seek class certification and an award of monetary damages to the putative class in an unspecified amount, along with costs of suit and attorneys’ fees. These lawsuits have been referred to our insurance carriers. On July 15, 2014, the plaintiff voluntarily dismissed without prejudice the Weinstock lawsuit. On October 21, 2014, defendants filed a motion to dismiss the Department of the Treasury of the State of New Jersey and its Division of Investment lawsuit.
Southern Natural Gas Lawsuit:  On July 23, 2014, Southern Natural Gas Company, L.L.C. filed a lawsuit in the Circuit Court of Jefferson County, Alabama (Case No. 68-CV-2014-900533.00) against the Company and others.  The suit seeks to prevent coal mining activity underneath a gas pipeline at our Oak Grove property and to require defendants to pay the costs associated with relocating that pipeline.  The suit seeks declaratory judgment, permanent injunctive relief and nuisance damages.  Our motion to dismiss the complaint was denied on October 30, 2014 and discovery is ongoing.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits.  Initial meetings were held with the EPA in the second quarter of 2014. While the matter has been referred to the DOJ for enforcement, the overall impact is not anticipated currently to have a material impact on our business.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.
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

In addition, U.S. public utilities are expected to pass through additional capital and operating cost increases related to new, pending U.S. environmental regulations that are expected to require significant capital investment and use of cleaner fuels over the next 10 years and may impact U.S. coal-fired generation capacity. We are estimating that power rates for our electricity-intensive operations could increase above 2013 levels by up to 8 percent by 2016, representing an annual power spend increase of approximately $21 million by 2016 for our U.S. operations. These environmental regulations are also forcing the future closure of the Presque Isle Power Plant in the Upper Peninsula of Michigan which supplies electricity to our mines in Michigan. Due to the announced closure of the power plant, it has now been deemed as a System Support Resource and could cause a potential annual increase of $46 million per year in electricity costs for our mines in Michigan if certain regulatory actions are approved.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2014	986	$15.84	—	$—
August 1 - 31, 2014	23,648	$17.15	—	$200,000,000
September 1 - 30, 2014	—	$—	—	$—
	24,634	$17.10	—	$200,000,000

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards or scheduled distributions from our VNQDC Plan.

(2)
On August 25, 2014, the Board of Directors authorized a new share repurchase plan pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million dollars. No shares have been purchased through September 30, 2014. The authorization is active until December 31, 2015.

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

Item 5.	Other Information
We held our 2014 Annual General Meeting of Shareholders (the "2014 Annual General Meeting") on July 29, 2014. We anticipate holding our 2015 Annual General Meeting of Shareholders (the "2015 Annual General Meeting") on Tuesday, May 12, 2015, with a location and time to be determined. Because the 2015 Annual Meeting date represents a change of more than 30 days from the anniversary date of the 2014 Annual General Meeting, pursuant to Rule 14a-8 under the Exchange Act, we have set a new deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2015 Annual General Meeting. In order to be considered timely, such shareholder proposals must be received by us on or before December 16, 2014, which we believe is a reasonable time before we begin to print and send our proxy materials. This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act.
All shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act, and all notices of other items of business must be directed to the Secretary by fax to (216) 694-6509 or by mail to the Secretary, Cliffs Natural Resources Inc., 200 Public Square, Suite 3300, Cleveland, Ohio 44114. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal or director nomination that does not comply with these and other applicable requirements.

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 83.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	November 7, 2014

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1	Form of Common Share Certificate (filed herewith)
10.1
Amendment No. 4, dated as of September 9, 2014, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among the Company, the foreign subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Cliffs Natural Resources Inc.’s Form 8-K on September 12, 2014 and incorporated herein by reference)

10.2
Amendment No. 5, dated as of October 24, 2014, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among the Company, the foreign subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed herewith)

10.3
*Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan (filed as Exhibit 10.1 to Cliffs Natural Resources Inc.’s Form 8-K on August 4, 2014 and incorporated herein by reference)

10.4
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum and Stock Option Award Agreement (filed as Exhibit 10.2 to Cliffs Natural Resources Inc.’s Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.5
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum and Stock Option Award Agreement (filed as Exhibit 10.2 to Cliffs Natural Resources Inc.’s Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.6	*2014 Nonemployee Directors' Compensation Plan (filed as Exhibit 10.2 to Cliffs Natural Resources Inc.’s Form 8-K on August 4, 2014 and incorporated herein by reference)
10.7
*Letter Agreement, by and between Lourenco Goncalves and Cliffs Natural Resources Inc., signed as of September 11, 2014 (filed as Exhibit 10.1 to Cliffs Natural Resources Inc.’s Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.8
*Form of Change In Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.4 to Cliffs Natural Resources Inc.’s Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.9
Agreement between Cliffs Natural Resources Inc. and Casablanca Capital LP, dated October 7, 2014 (filed as Exhibit 99.1 to Cliffs Natural Resources Inc.’s Form 8-K on October 14, 2014 and incorporated herein by reference)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of November 7, 2014 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie as of November 7, 2014 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of November 7, 2014 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Terrance M. Paradie, Executive Vice President, Chief Financial Officer and Treasurer of Cliffs Natural Resources Inc., as of November 7, 2014 (filed herewith)

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