Form 10-Q
period 2015-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2015-05-06
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,279,552 as of May 4, 2015.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” or "CAD" to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
ABL Facility
Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are parties hereto, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent party hereto, as Borrowers dated as of March 30, 2015

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
BAML	Bank of America Merrill Lynch
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
CCAA	Companies' Creditors Arrangement Act (Canada)
CEO	Chief Executive Officer
CFR	Cost and freight
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
CODM	Chief Operating Decision Maker
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MSHA	U.S. Mine Safety and Health Administration
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement employment benefits
Pinnacle	Pinnacle Mining Company, LLC
Preferred Share	7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3(a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our Board of Directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

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
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2015	2014
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$399.5	$559.2
Freight and venture partners' cost reimbursements	46.5	56.3
	446.0	615.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(365.2)	(425.5)
SALES MARGIN	80.8	190.0
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(29.1)	(37.5)
Miscellaneous - net	20.2	(13.3)
	(8.9)	(50.8)
OPERATING INCOME	71.9	139.2
OTHER INCOME (EXPENSE)
Interest expense, net	(42.9)	(40.4)
Gain on extinguishment of debt	313.7	—
Other non-operating income (expense)	(0.8)	0.8
	270.0	(39.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	341.9	99.6
INCOME TAX EXPENSE	(175.1)	(29.6)
EQUITY LOSS FROM VENTURES, net of tax	—	(0.3)
INCOME FROM CONTINUING OPERATIONS	166.8	69.7
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(928.5)	(140.4)
NET LOSS	(761.7)	(70.7)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST (2015 - Loss of $7.7 million related to Discontinued Operations, 2014 - Loss of $7.3 million related to Discontinued Operations)	1.9	0.4
NET LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(759.8)	$(70.3)
PREFERRED STOCK DIVIDENDS	(12.8)	(12.8)
NET LOSS ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(772.6)	$(83.1)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$1.02	$0.37
Discontinued operations	(6.06)	(0.92)
	$(5.04)	$(0.55)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.94	$0.37
Discontinued operations	(5.20)	(0.91)
	$(4.26)	$(0.54)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,185	153,040
Diluted	178,696	153,653
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2015	2014
NET LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(759.8)	$(70.3)
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	28.8	3.4
Unrealized net gain on marketable securities, net of tax	0.8	3.9
Unrealized net gain on foreign currency translation	168.0	40.5
Unrealized net gain (loss) on derivative financial instruments, net of tax	(0.8)	10.5
OTHER COMPREHENSIVE INCOME	196.8	58.3
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	10.8	(0.5)
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(552.2)	$(12.5)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$355.7	$271.3
Accounts receivable, net	87.1	122.7
Inventories	408.5	260.1
Supplies and other inventories	120.4	118.6
Income tax receivable	165.5	217.6
Short-term assets of discontinued operations	197.2	330.6
Other current assets	190.0	128.0
TOTAL CURRENT ASSETS	1,524.4	1,448.9
PROPERTY, PLANT AND EQUIPMENT, NET	1,047.2	1,070.5
OTHER ASSETS
Long-term assets of discontinued operations	—	400.1
Other non-current assets	131.0	244.5
TOTAL OTHER ASSETS	131.0	644.6
TOTAL ASSETS	$2,702.6	$3,164.0
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2015	December 31, 2014
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$114.3	$166.1
Accrued expenses	167.1	201.7
Short-term liabilities of discontinued operations	265.0	400.6
Other current liabilities	300.1	190.2
TOTAL CURRENT LIABILITIES	846.5	958.6
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	250.2	259.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	165.6	165.6
LONG-TERM DEBT	2,880.9	2,843.3
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	125.2	436.1
OTHER LIABILITIES	216.3	235.0
TOTAL LIABILITIES	4,484.7	4,898.3
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference
Issued and Outstanding - 731,223 shares (2014 - 731,223 shares)	731.3	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2014 - 400,000,000 shares);
Issued - 159,546,224 shares (2014 - 159,546,224 shares);
Outstanding - 153,279,552 shares (2014 - 153,246,754 shares)	19.8	19.8
Capital in excess of par value of shares	2,308.1	2,309.8
Retained deficit	(4,733.2)	(3,960.7)
Cost of 6,266,672 common shares in treasury (2014 - 6,299,470 shares)	(283.5)	(285.7)
Accumulated other comprehensive loss	(38.2)	(245.8)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,995.7)	(1,431.3)
NONCONTROLLING INTEREST (DEFICIT)	213.6	(303.0)
TOTAL DEFICIT	(1,782.1)	(1,734.3)
TOTAL LIABILITIES AND DEFICIT	$2,702.6	$3,164.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(761.7)	$(70.7)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	33.0	141.1
Impairment of long-lived assets	76.6	—
Deferred income taxes	165.8	15.1
Gain on extinguishment of debt	(313.7)	—
Loss on deconsolidation, net of cash deconsolidated	776.1	—
Other	31.6	3.2
Changes in operating assets and liabilities:
Receivables and other assets	71.7	161.5
Product inventories	(154.9)	(214.5)
Payables and accrued expenses	(152.7)	(117.7)
Net cash used by operating activities	(228.2)	(82.0)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15.9)	(103.3)
Other investing activities	0.2	12.6
Net cash used by investing activities	(15.7)	(90.7)
FINANCING ACTIVITIES
Proceeds from first lien notes offering	503.5	—
Debt issuance costs	(33.1)	—
Repurchase of debt	(133.3)	—
Borrowings under credit facilities	295.0	225.0
Repayment under credit facilities	(295.0)	—
Common stock dividends	—	(23.0)
Preferred stock dividends	(12.8)	(12.8)
Other financing activities	(14.3)	8.7
Net cash provided by financing activities	310.0	197.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.3)	3.3
INCREASE IN CASH AND CASH EQUIVALENTS	64.8	28.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290.9	335.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355.7	$364.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA. Bloom Lake had recently suspended operations and for several months had been exploring options to sell certain of its Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations (collectively, the "Canadian Entities"). Our pre-filing financial results in Canada and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Additionally, as we continue to re-focus our strategy on strengthening our U.S. Iron Ore operations, management has determined that our North American Coal operating segment as of March 31, 2015 met the criteria to be classified as held for sale under ASC 205 - Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.
We will now report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.

Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Active
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Pinnacle	West Virginia	100.0%	Coal	Active - Held for Sale
Oak Grove	Alabama	100.0%	Coal	Active - Held for Sale
Wabush[1]	Newfoundland and Labrador/ Quebec, Canada	100.0%	Iron Ore	Permanent closure
Bloom Lake[1]	Quebec, Canada	82.8%	Iron Ore	Care-and-maintenance
Cliffs Chromite Ontario - Black Label Deposit[1]	Ontario, Canada	100.0%	Chromite	Suspended
Cliffs Chromite Ontario - Black Thor Deposit[1]	Ontario, Canada	100.0%	Chromite	Suspended
Cliffs Chromite Ontario & Cliffs Chromite Far North - Big Daddy Deposit[1]	Ontario, Canada	70.0%	Chromite	Suspended
1 As of January 27, 2015, we deconsolidated substantially all of our Canadian operations following the CCAA filing. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
Intercompany transactions and balances are eliminated upon consolidation.

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2015 and December 31, 2014. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	March 31, 2015	December 31, 2014
Hibbing	Other non-current assets	Equity Method	23%	$2.5	$3.1
Other	Other non-current assets	Equity Method	Various	0.9	1.0
				$3.4	$4.1
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of the Company’s Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in our Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2015, net gains of $13.5 million related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains and losses, for the three months ended March 31, 2015, gains of $12.4 million and gains of $1.5 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. For the three months ended March 31, 2014, losses of $11.4 million related to the impact of transaction gains and losses resulting from remeasurement, of which included losses of $8.8 million and losses of $3.1 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC. The significant accounting policies requiring updates have been included within the disclosures below.
Derivative Financial Instruments and Hedging Activities
According to our global hedge policy, the policy allows for hedging not more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, of forecasted net currency exposures that are probable to occur. Full hedge compliance under the policy has been waived through December 31, 2015. The waiver was a result of the evaluation of the potential risk of being over hedged and the uncertainty of the 2015 currency exposures. During 2015, we have not entered into any new foreign currency exchange contracts to hedge our foreign currency exposure and we do not expect to enter into any during the remainder of 2015. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Recent Accounting Pronouncements
Issued and Not Effective
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We do not expect this adoption to have an impact on our Statements of Unaudited Condensed Consolidated Operations or Statements of

Unaudited Condensed Consolidated Cash Flows.  The impact of the adoption of the guidance will result in reclassification of the unamortized debt issuance costs on the Statements of Unaudited Condensed Consolidated Financial Position, which were $46.2 million and $25.6 million at March 31, 2015 and December, 31, 2014, respectively.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment product revenues in the first quarters of 2015 or 2014.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as Net Loss before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, foreign currency remeasurement, severance recorded in Selling, general and administrative expenses, or SG&A, extinguishment of debt and intersegment corporate allocations of SG&A costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
The following tables present a summary of our reportable segments for the three months ended March 31, 2015 and 2014, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and Equity Loss from Ventures and a reconciliation of Net Loss to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2015		2014
Revenues from product sales and services:
U.S. Iron Ore	$311.8	70%	$361.3	59%
Asia Pacific Iron Ore	134.2	30%	254.2	41%
Total revenues from product sales and services	$446.0	100%	$615.5	100%

Sales margin:
U.S. Iron Ore	$80.0		$95.0
Asia Pacific Iron Ore	0.8		66.3
Eliminations with Discontinued Operations	—		28.7
Sales margin	80.8		190.0
Other operating income	(8.9)		(50.8)
Other income (expense)	270.0		(39.6)
Income from continuing operations before income taxes and equity loss from ventures	$341.9		$99.6

	(In Millions)
	Three Months Ended March 31,
	2015	2014
Net Loss	$(761.7)	$(70.7)
Less:
Interest expense, net	(44.2)	(42.7)
Income tax benefit (expense)	(175.0)	21.8
Depreciation, depletion and amortization	(33.0)	(141.1)
EBITDA	$(509.5)	$91.3
Less:
Impact of discontinued operations	$(924.1)	$(118.1)
North American Coal operations impact	(5.5)	18.2
Gain on extinguishment of debt	313.7	—
Severance in SG&A	(1.5)	(6.0)
Foreign exchange remeasurement	13.5	(11.4)
Adjusted EBITDA	$94.4	$208.6

EBITDA:
U.S. Iron Ore	$101.6	$123.6
Asia Pacific Iron Ore	18.0	85.3
Other	(629.1)	(117.6)
Total EBITDA	$(509.5)	$91.3

Adjusted EBITDA:
U.S. Iron Ore	$105.1	$128.7
Asia Pacific Iron Ore	5.7	99.1
Other	(16.4)	(19.2)
Total Adjusted EBITDA	$94.4	$208.6

	(In Millions)
	Three Months Ended March 31,
	2015	2014
Depreciation, depletion and amortization:
U.S. Iron Ore	$21.7	$28.7
Asia Pacific Iron Ore	6.3	39.1
Other	1.8	1.9
Total depreciation, depletion and amortization	$29.8	$69.7

Capital additions[1]:
U.S. Iron Ore	$9.5	$14.9
Asia Pacific Iron Ore	3.4	3.2
Other	0.4	0.9
Total capital additions	$13.3	$19.0

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2015	December 31, 2014
Assets:
U.S. Iron Ore	$1,550.1	$1,464.9
Asia Pacific Iron Ore	250.6	274.6
Other	31.2	147.0
Total segment assets	1,831.9	1,886.5
Corporate	673.5	546.8
Assets of Discontinued Operations	197.2	730.7
Total assets	$2,702.6	$3,164.0
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2015 and December 31, 2014:

	(In Millions)
	March 31, 2015			December 31, 2014
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$294.5	$13.9	$308.4	$132.1	$13.5	$145.6
Asia Pacific Iron Ore	15.1	85.0	100.1	26.4	88.1	114.5
Total	$309.6	$98.9	$408.5	$158.5	$101.6	$260.1
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of March 31, 2015 and December 31, 2014:

	(In Millions)
	March 31, 2015	December 31, 2014
Land rights and mineral rights	$500.5	$500.5
Office and information technology	69.7	73.7
Buildings	59.8	59.8
Mining equipment	584.9	585.1
Processing equipment	512.7	510.2
Electric power facilities	44.2	46.8
Land improvements	24.8	24.7
Other	54.7	55.0
Construction in-progress	20.7	14.4
	1,872.0	1,870.2
Allowance for depreciation and depletion	(824.8)	(799.7)
	$1,047.2	$1,070.5
We recorded depreciation and depletion expense of $28.7 million and $67.7 million in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2015 and March 31, 2014, respectively.

NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of March 31, 2015 and December 31, 2014:

($ in Millions)
March 31, 2015
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$423.2	$422.9	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	308.5	308.1	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	492.8	487.0	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	326.8	325.7	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	6.32%	2018	436.0	433.8	(5)
$540 Million 8.25% 2020 First Lien Notes	Fixed	9.97%	2020	540.0	503.5	(6)
$544.2 Million 7.75% 2020 Second Lien Notes	Fixed	15.55%	2020	544.2	397.2	(7)
$550 Million ABL Facility:
Asset-Based Revolving Credit Facility	Variable	—%	2020	550.0	—	(8)
Fair Value Adjustment to Interest Rate Hedge					2.7
Total debt				$3,621.5	$2,880.9
Less: Short-term and current portion of long-term debt					—
Long-term debt					$2,880.9

($ in Millions)
December 31, 2014
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	$690.0	$689.5	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	490.0	489.4	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.5	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	395.0	393.7	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	5.17%	2018	480.0	477.4	(5)
$1.125 Billion Credit Facility:
Revolving Credit Agreement	Variable	2.94%	2017	1,125.0	—	(9)
Fair Value Adjustment to Interest Rate Hedge					2.8
Total debt				$3,980.0	$2,843.3
Less: Short-term and current portion of long-term debt					—
Long-term debt					$2,843.3

(1)
During the first quarter of 2015, we purchased $58.3 million of outstanding 4.875 percent senior notes that were trading at a discount of 52.0 percent which resulted in a gain on extinguishment of $20.0 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $208.5 million of the 4.875 percent senior notes for $170.3 million of the 7.75 percent second lien notes at a discount of $46.0 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $83.1 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of March 31, 2015, the $700.0 million 4.875 percent senior notes were recorded at a par value of $423.2 million less unamortized discounts of $0.3 million, based on an imputed interest rate of 4.89 percent. As of December 31, 2014, the $700.0 million 4.875 percent senior notes were recorded at a par value of $690.0 million less unamortized discounts of $0.5 million based on an imputed interest rate of 4.88 percent.

(2)
During the first quarter of 2015, we purchased $43.8 million of outstanding 4.80 percent senior notes that were trading at a discount of 54.3 percent, which resulted in a gain on extinguishment of $15.6 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $137.8 million of the 4.80 percent senior notes for $112.9 million of the 7.75 percent second lien notes at a discount of $30.5 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $54.6 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of March 31, 2015, the $500.0 million 4.80 percent senior notes were recorded at a par value of $308.5 million less unamortized discounts of $0.4 million, based on an imputed interest rate of 4.83 percent. As of December 31, 2014, the $500.0 million 4.80 percent senior notes were recorded at a par value of $490.0 million less unamortized discounts of $0.6 million based on an imputed interest rate of 4.83 percent.

(3)
During the first quarter of 2015, we purchased $45.9 million of outstanding 6.25 percent senior notes that were trading at a discount of 52.5 percent, which resulted in a gain on extinguishment of $15.0 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $261.3 million of the 6.25 percent senior notes for $203.5 million of the 7.75 percent second lien notes at a discount of $55.0 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $107.3 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of March 31, 2015, the $800 million 6.25 percent senior notes were recorded at a par value of $492.8 million less unamortized discounts of $5.8 million, based on an imputed interest rate of 6.34 percent. As of December 31, 2014, the $800 million 6.25 percent senior notes were recorded at a par value of $800.0 million less unamortized discounts of $9.5 million based on an imputed interest rate of 6.34 percent.

(4)
During the first quarter of 2015, we purchased $1.3 million of outstanding 5.90 percent senior notes that were trading at a discount of 58.0 percent, which resulted in a gain on extinguishment of $0.3 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $67.0 million of the 5.90 percent senior notes for $57.5 million of the 7.75 percent second lien notes at a discount of $15.5 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $24.5 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of March 31, 2015, the $400.0 million 5.90 percent senior notes were recorded at a par value of $326.8 million less unamortized discounts of $1.1 million, based on an imputed interest rate of 5.98 percent. As of December 31, 2014, the $400.0 million 5.90 percent senior notes were recorded at a par value of $395.0 million less unamortized discounts of $1.3 million based on an imputed interest rate of 5.98 percent.

(5)
During the first quarter of 2015, we purchased $44.0 million of outstanding 3.95 percent senior notes that were trading at a discount of 77.5 percent, which resulted in a gain on the extinguishment of debt of $7.1 million. As of March 31, 2015, the $500.0 million 3.95 percent senior notes were recorded at a par value of $436.0 million less unamortized discounts of $2.2 million, based on an imputed interest rate of 6.32 percent. As of December 31, 2014, the $500.0 million 3.95 percent senior notes were recorded at a par value of $480.0 million less unamortized discounts of $2.6 million based on an imputed interest rate of 5.17 percent.

(6)
As of March 31, 2015, the $540.0 million 8.25 percent first lien notes were recorded at a par value of $540.0 million less unamortized discounts of $36.5 million, based on an imputed interest rate of 9.97 percent.

(7)
As of March 31, 2015, the $544.2 million 7.75 percent second lien notes were recorded at a par value of $544.2 million less unamortized discounts of $147.0 million, based on an imputed interest rate of 15.55 percent. See NOTE 6 - FAIR VALUE MEASUREMENTS for further discussion of unamortized discount as a result of the exchange offers.

(8)
As of March 31, 2015, no loans were drawn under the ABL Facility and we had total availability of $441.1 million as a result of borrowing base limitations. As of March 31, 2015, the principal amount of letter of credit obligations totaled $136.2 million and foreign exchange hedge obligations totaled $5.5 million, thereby further reducing available borrowing capacity on our ABL Facility to $299.4 million.

(9)
As of December 31, 2014, we had no revolving loans drawn under the revolving credit agreement of which had $1.125 billion availability. As of December 31, 2014, the principal amount of letter of credit obligations totaled $149.5 million, thereby further reducing available borrowing capacity on the revolving credit agreement to $975.5 million.

Revolving Credit Facility
As of March 30, 2015, we eliminated the revolving credit agreement which was last amended on January 22, 2015 (Amendment No. 6). The amended terms waived the potential event of default related to a CCAA filing for Canadian entities. The CCAA filing for our Bloom Lake Group was made subsequent to the effectiveness of this amendment. The amendment also reduced the size of the existing facility from $1.125 billion to $900 million. The revolving credit agreement was replaced with our ABL Facility.
As of December 31, 2014, we were in compliance with all applicable financial covenants related to the revolving credit agreement.
ABL Facility
On March 30, 2015, we entered into a new senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility will mature upon the earlier of March 30, 2020 or 60 days prior to the maturity of the New First Lien Notes (as defined below) and certain other material debt, and provides for up to $550.0 million in borrowings, comprised of (i) a $450.0 million U.S. tranche, including a $250.0 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) a $100.0 million Australian tranche, including a $50.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. Availability under both the U.S. tranche and Australian tranche of the ABL Facility is limited to an eligible U.S. borrowing base and Australian borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. As of March 31, 2015, no loans were drawn under the ABL Facility and we had total availability of $441.1 million on our ABL Facility, as a result of borrowing base limitations. As of March 31, 2015, the principal amount of letter of credit obligations totaled $136.2 million and foreign exchange hedge obligations totaled $5.5 million, thereby reducing available borrowing capacity on our ABL Facility to $299.4 million.
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly-owned U.S. and Australian subsidiaries and are required to be guaranteed by certain of our future U.S. and Australian subsidiaries; provided, however, that the obligations of any U.S. entity will not be guaranteed by any Australian entity. Amounts outstanding under the ABL Facility will be secured by (i) a first-priority security interest in the ABL Collateral (as defined herein), including, in the case of the Australian tranche only, ABL Collateral owned by a borrower or guarantor that is organized under laws of Australia, and (ii) a third-priority security interest in the Notes Collateral. The priority of the security interests in the ABL Collateral and the Notes Collateral of the lenders under the ABL Facility and the holders of the First Lien Notes are set forth in intercreditor provisions contained in and ABL intercreditor agreement.
The ABL Collateral generally consists of the following assets of our direct and indirect wholly-owned U.S. subsidiaries (other than certain excluded subsidiaries): accounts receivable and other rights to payment, inventory, as-extracted collateral, investment property, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing.
Borrowings under the ABL Facility bear interest, at our option, at a base rate, an Australian base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. The base rate is equal to the greater of the federal funds rate plus ½ of 1 percent, the LIBOR rate based on a one-month interest period plus 1 percent and the floating rate announced by BAML as its “prime rate.” The Australian base rate is equal to the LIBOR rate as of 11:00 a.m. on the first business day of each month for a one-month period. The LIBOR rate is a per annum fixed rate equal to LIBOR with respect to the applicable interest period and amount of LIBOR rate loan requested.
The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding the maintenance of certain financial ratios if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of our capital stock, covenants relating to the incurrence or prepayment of certain debt, covenants relating to the incurrence of liens or encumbrances, compliance with laws, transactions with affiliates, mergers and sales of all or substantially all of our assets and limitations on changes in the nature of our business.
The ABL Facility provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees, or other amounts, a representation or warranty proving to have been materially incorrect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to certain material indebtedness, the bankruptcy or insolvency of the Company and certain of its subsidiaries, monetary judgment defaults of a specified amount, invalidity of any loan documentation, a change of control of the Company, and ERISA defaults resulting in liability of a specified amount. In the event of a default by us (beyond any applicable grace or cure period, if any), the administrative agent may and, at the direction of the requisite number of lenders, shall declare all amounts owing under the ABL Facility immediately due and payable, terminate such lenders’ commitments to make loans under the ABL Facility and/or exercise any and all remedies and other rights under the ABL Facility. For certain defaults related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding loans and other amounts will become immediately due and payable.
As of March 31, 2015, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
$540 Million 8.25% 2020 Senior Secured First Lien Notes - 2015 Offering

On March 30, 2015, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to our issuance of $540 million aggregate principal amount of 8.25 percent Senior First Lien Notes due 2020 (the "First Lien Notes"). The First Lien Notes were sold on March 30, 2015 in a private transaction exempt from the registration requirements of the Securities Act.
The First Lien Notes bear interest at a rate of 8.25 percent per annum. Interest on the Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2015. The First Lien Notes mature on March 31, 2020 and are secured senior obligations of the Company.
The First Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien on substantially all of our assets, other than the ABL Collateral (the "Notes Collateral"), and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien for the benefit of the lenders under the ABL Facility. The First Lien Notes and guarantees are general senior obligations of the Company and the applicable guarantor; are effectively senior to all of our unsecured indebtedness, to the extent of the value of the collateral; together with other obligations secured equally and ratably with the First Lien Notes, are effectively (i) senior to our existing and future ABL obligations, to the extent and value of the Notes Collateral and (ii) senior to our obligations under the Second Lien Notes, to the extent and value of the collateral; are effectively subordinated to (i) our existing and future ABL obligations, to the extent and value of the ABL Collateral, and (ii) any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral, to the extent of the value of such assets; will rank equally in right of payment with all existing and future senior indebtedness, and any guarantees thereof; will rank equally in priority as to the Notes Collateral with any future debt secured equally and ratably with the First Lien Notes incurred after March 30, 2015; rank senior in right of payment to all existing and future subordinated indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the First Lien Notes. The relative priority of the liens securing our First Lien Notes obligations and Second Lien Notes obligations compared to the liens securing our obligations under the ABL Facility and certain other matters relating to the administration of security interests are set forth in intercreditor agreements.
The terms of the First Lien Notes are governed by the First Lien Notes indenture. The First Lien Notes indenture contains customary covenants that, among other things, limit our ability to incur secured indebtedness, create liens on principal property and the capital stock or debt of a subsidiary that owns a principal property, use proceeds of dispositions of collateral, enter into sale and leaseback transactions, merge or consolidate with another company, and transfer or sell all or substantially all of our assets. Upon the occurrence of a “change of control triggering event,” as defined in the indenture, we are required to offer to repurchase the First Lien Notes at 101 percent of the aggregate principal amount thereof, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.
We may redeem any of the First Lien Notes beginning on March 31, 2018. The initial redemption price is 108.25 percent of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline after 2018 and will be 100 percent of their principal amount, plus accrued interest, beginning on June 30, 2019. We may also redeem some or all of the First Lien Notes at any time and from time to time prior to

March 31, 2018 at a price equal to 100 percent of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time and from time to time on or prior to March 31, 2018, we may redeem in the aggregate up to 35 percent of the original aggregate principal amount of the First Lien Notes (calculated after giving effect to any issuance of additional First Lien Notes) with the net cash proceeds of certain equity offerings, at a redemption price of 108.25 percent, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65 percent of the original aggregate principal amount of the First Lien Notes (calculated after giving effect to any issuance of additional First Lien Notes) issued under the First Lien Notes indenture remain outstanding after each such redemption.
The First Lien Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the First Lien indenture will allow either the trustee or the holders of at least 25 percent in aggregate principal amount of the then-outstanding First Lien Notes issued under such indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the First Lien Notes.
$544 Million Senior Secured Second Lien Notes - 2015 Offering
On March 30, 2015, we also entered into an indenture among the Company, the guarantors and U.S. Bank National Association, as trustee and notes collateral agent, relating to our issuance of $544.2 million aggregate principal amount of 7.75 percent second lien senior secured notes due 2020 (the "Second Lien Notes"). The Second Lien Notes were issued on March 30, 2015 in exchange offers for certain of our existing senior notes.
The Second Lien Notes bear interest at a rate of 7.75 percent per annum. Interest on the Second Lien Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2015. The Second Lien Notes mature on March 31, 2020 and are secured senior obligations of the Company.
The Second Lien Notes have substantially similar terms to those of the First Lien Notes except with respect to their priority security interest in the collateral. The Second Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a second-priority lien (junior to the First Lien Notes) on substantially all of our assets, other than the ABL Collateral, and (ii) a third-priority lien (junior to the ABL Facility and the First Lien Notes) on the ABL Collateral.
The Company may redeem any of the Second Lien Notes beginning on March 31, 2017. The initial redemption price is 103.875 percent of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline each year after March 31, 2017 and will be 100 percent of their principal amount, plus accrued interest, beginning on March 31, 2019. The Company may also redeem some or all of the Second Lien Notes at any time and from time to time prior to March 31, 2017 at a price equal to 100 percent of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time and from time to time on or prior to March 31, 2017, the Company may redeem in the aggregate up to 35 percent of the original aggregate principal amount of the Second Lien Notes (calculated after giving effect to any issuance of additional Second Lien Notes) with the net cash proceeds of certain equity offerings, at a redemption price of 107.75 percent, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65 percent of the original aggregate principal amount of the Second Lien Notes (calculated after giving effect to any issuance of additional Second Lien Notes) issued under the Second Lien Notes Indenture remain outstanding after each such redemption.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support general business obligations including, but not limited to, workers compensation and environmental obligations. As of March 31, 2015 and December 31, 2014, these letter of credit obligations totaled $136.2 million and $149.5 million, respectively.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at March 31, 2015:

(In Millions)
Maturities of Debt
2015 (April 1 - December 31)	$—
2016	—
2017	—
2018	436.0
2019	—
2020	1,719.5
2021 and thereafter	916.0
Total maturities of debt	$3,071.5
NOTE 6 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value at March 31, 2015 and December 31, 2014:

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$120.0	$—	$—	$120.0
Derivative assets	—	—	34.5	34.5
Available-for-sale marketable securities	2.8	—	—	2.8
Total	$122.8	$—	$34.5	$157.3
Liabilities:
Derivative liabilities	$—	$1.6	$16.2	$17.8
Foreign exchange contracts	—	8.7	—	8.7
Total	$—	$10.3	$16.2	$26.5

	(In Millions)
	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative assets	$—	$—	$63.2	$63.2
Available-for-sale marketable securities	4.3	—	—	4.3
Total	$4.3	$—	$63.2	$67.5
Liabilities:
Derivative liabilities	$—	$—	$9.5	$9.5
Foreign exchange contracts	—	31.5	—	31.5
Total	$—	$31.5	$9.5	$41.0
Financial assets classified in Level 1 at March 31, 2015 include money market funds and available-for-sale marketable securities. Financial assets classified in Level 1 at December 31, 2014 include available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At March 31, 2015 and December 31, 2014, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at March 31, 2015 and December 31, 2014 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at March 31, 2015 and December 31, 2014. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at March 31, 2015	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate per ton (Weighted Average)

Provisional Pricing Arrangements	$16.2	Other current liabilities	Market Approach	Management's Estimate of 62% Fe	$51
Customer Supply Agreement	$34.5	Other current assets	Market Approach	Hot-Rolled Steel Estimate	$540 - $575 ($563)
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
The significant unobservable input used in the fair value measurement of the reporting entity’s customer supply agreement is the future hot-rolled steel price that is estimated based on projections provided by the customer, current market data, analysts' projections and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015 or 2014. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended March 31,
	2015	2014
Beginning balance	$63.2	$57.7
Total gains (losses)
Included in earnings	10.1	29.0
Settlements	(38.8)	(43.4)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$34.5	$43.3
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$10.1	$29.0

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended March 31,
	2015	2014
Beginning balance	$(9.5)	$(1.0)
Total gains (losses)
Included in earnings	(16.2)	(4.0)
Settlements	9.5	1.0
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$(16.2)	$(4.0)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(16.2)	$(4.0)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2015 and 2014.
The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at March 31, 2015 and December 31, 2014 were as follows:

		(In Millions)
		March 31, 2015		December 31, 2014
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior notes—$700 million	Level 1	$422.9	$220.0	$689.5	$367.3
Senior notes—$1.3 billion	Level 1	795.1	425.8	1,279.9	704.0
Senior notes—$400 million	Level 1	325.7	190.5	393.7	228.1
Senior notes—$500 million	Level 1	433.8	337.9	477.4	312.0
Senior First Lien Notes —$540 million	Level 1	503.5	507.6	—	—
Senior Second Lien Notes —$544.2 million	Level 2	397.2	397.2	—	—
Asset-Based Revolving Credit Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	2.7	2.7	2.8	2.8
Total long-term debt		$2,880.9	$2,081.7	$2,843.3	$1,614.2
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates. The asset based lending credit facility is variable rate interest and approximates fair value. See NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the financial and non-financial assets and liabilities that were measured on a fair value basis at March 31, 2015 and December 31, 2014. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains
Liabilities:
$544.2 Million 7.75% 2020 Second Lien Notes	$—	$397.2	$—	$397.2	$269.5
	$—	$397.2	$—	$397.2	$269.5
The $544.2 million 7.75 percent Second Lien Notes issued in the exchange offers were recorded as an extinguishment of debt as the change in debt terms was considered substantial. As such, the newly issued Second Lien Senior Notes were recorded at fair value at the issuance date. In order to determine the fair value of the Second Lien Senior Notes on the date of the exchange, we utilized the median bid ask spread obtained from various investment banks for the exchange date. The bid ask spread is indicative of the fair value of the notes on the exchange date. The 27.0 percent discount equated to a discount of $147.0 million on the issue value of $544.2 million, or an estimated fair value of $397.2 million.

	(In Millions)
	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Goodwill impairment - Asia Pacific Iron Ore reporting unit	$—	$—	$—	$—	$73.5
Other long-lived assets - Property, plant and equipment and Mineral rights:
Asia Pacific Iron Ore reporting unit	—	—	72.4	72.4	526.5
Other reporting units	—	—	—	—	11.3
Other long-lived assets - Intangibles and other long-term assets:
Asia Pacific Iron Ore reporting unit	—	—	7.0	7.0	24.2
Investment in ventures impairment - Global Exploration	—	—	—	—	9.2
	$—	$—	$79.4	$79.4	$644.7
Financial Assets
During the third quarter of 2014, an impairment charge of $9.2 million to investment in ventures was recorded within our Global Exploration operating segment as a decision was made to abandon the investment during the period.

Non-Financial Assets
During the third and fourth quarter of 2014, we identified factors that indicated the carrying values of the asset groups in the chart above may not be recoverable primarily due to long-term price forecasts as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62 percent Fe fines spot price were lower than prior estimates. This especially affects the Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements. Additionally, our CEO, Lourenco Goncalves, was appointed by the Board of Directors in early August 2014 and was subsequently identified as the CODM in accordance with ASC 280, Segment Reporting. Our CODM views Asia Pacific Iron Ore as a non-core asset and has communicated plans to evaluate the business unit for a change in strategy including possible divestiture. These factors, among other considerations utilized in the individual impairment assessments, indicate that the carrying value of the respective asset groups in the chart above and Asia Pacific Iron Ore goodwill may not be recoverable.
During the third quarter of 2014, a goodwill impairment charge of $73.5 million was recorded for our Asia Pacific Iron Ore reporting units within our Asia Pacific Iron Ore operating segment. Based on our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.
We also recorded impairment charges to property, plant and equipment, mineral rights, intangible assets and other long-term assets during the second half of 2014 related to our Asia Pacific Iron Ore operating segment, along with impairments charged to reporting units within our Other reportable segments. A detailed break out of the impairment charges is shown in the chart above. The recorded impairment charges reduce the related assets to their estimated fair value as we determined that the future cash flows associated with these operations were not sufficient to support the recoverability of the carrying value of these assets. Fair value was determined based on management's best estimate within a range of fair values, which is considered a Level 3 input, and resulted in an asset impairment charge of $562.0 million. The Level 3 inputs used to determine fair value included models developed and market inputs obtained by management which provided a range of fair value estimates of property, plant and equipment. Management’s models include internally developed long-term future cash flow estimates, capital expenditure and cost estimates, market inputs to determine long-term pricing assumptions, discount rates, and foreign exchange rates.

NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2015 and 2014:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended March 31,
	2015	2014
Service cost	$6.3	$6.7
Interest cost	9.4	10.1
Expected return on plan assets	(14.9)	(14.5)
Amortization:
Prior service costs	0.6	0.6
Net actuarial loss	5.4	3.5
Curtailments/settlements	0.3	0.3
Net periodic benefit cost to continuing operations	$7.1	$6.7
Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended March 31,
	2015	2014
Service cost	$1.5	$1.7
Interest cost	3.3	3.4
Expected return on plan assets	(4.6)	(4.3)
Amortization:
Prior service costs	(0.9)	(0.9)
Net actuarial loss	3.1	1.3
Net periodic benefit cost to continuing operations	$2.4	$1.2
We made pension contributions of $3.9 million for the three months ended March 31, 2015, compared to pension contributions of $4.0 million for the three months ended March 31, 2014. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three months ended March 31, 2015 and March 31, 2014.
NOTE 8 - STOCK COMPENSATION PLANS
Employees’ Plans
The Compensation and Organization Committee of the Board of Directors approved grants under the 2012 Amended Equity Plan to certain officers and employees for the 2015 to 2017 performance period. Shares granted under the awards during 2015 consisted of 0.9 million performance shares based on TSR, 0.9 million restricted share units and 0.4 million stock options, each of which may or may not convert into shares based on our shares achieving and maintaining certain milestones above an absolute threshold during the performance period.

For the outstanding 2012 Equity Plan awards that were issued subsequent to October 2013 and the 2012 Amended Equity Plan awards, each performance share, if earned, entitles the holder to receive common shares or cash within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation and Organization Committee. The performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance for the 2015 to 2017 performance period is measured on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the performance period. The final payouts for the 2015 to 2017 performance period grants will vary from zero to 200 percent of the original grant.
The restricted share units are subject to continued employment, are retention based, will vest in equal thirds on each of December 31, 2015, December 31, 2016 and December 31, 2017, and are payable in common shares or cash in certain circumstances at a time determined by the Committee at its discretion.
The stock options vest on December 31, 2017, subject to continued employment through the vesting date, are exercisable at a strike price of $7.70 after the vesting date and expire on January 12, 2025.
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
The following assumptions were utilized to estimate the fair value for the first quarter of 2015 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
January 12, 2015	$7.70	2.97	58.3%	0.91%	—%	$11.56	150.13%
February 9, 2015	$6.57	2.89	58.3%	0.87%	—%	$9.86	150.13%
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes valuation model. The expected term of the option grant is determined using the simplified method. We estimate the volatility of our common shares using historical stock prices with consistent frequency over the most recent historical period equal to the option’s expected term. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the expected term.
The following assumptions were utilized to estimate the fair value for the first quarter of 2015 stock option grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value
January 12, 2015	$7.70	6.47	75.3%	1.60%	—%	$5.23
The fair value of the restricted share units is determined based on the closing price of our common shares on the grant date. The restricted share units granted under either the 2012 Equity Plan or the 2012 Amended Equity Plan generally vest over a period of three years.

NOTE 9 - INCOME TAXES
For the three months ended March 31, 2015, we recorded an income tax expense in continuing operations of $175.1 million compared with an expense of $29.6 million for the comparable prior-year period. The increase of income tax expense was primarily driven by the placement of a valuation allowance against U.S. deferred tax assets that were recognized in prior years.
We determined our interim tax provision using a methodology required by ASC 740, Income Taxes, as it is the Company’s position that the use of an estimated annual effective tax rate would not be reliable. The year-to-date expense was calculated using the year-to-date income, considering non-taxable and non-deductible items expected to be incurred for the full year unless those items are expected to be ratably incurred based on operating activity or profitability, (e.g. depletion), in which case we only considered year-to-date actual amounts, multiplied by the statutory rate and offset by the computed valuation allowance.
There were discrete items recorded in the first quarter of 2015 which resulted in a $167.5 million expense. These adjustments relate primarily to the placement of a valuation allowance against US deferred tax assets that were recognized in prior years.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $4.3 million for the three months ended March 31, 2015, respectively, compared with $6.2 million for the same respective period in 2014.
Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2015 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2015 (April 1 - December 31)	$20.5		$7.5
2016	25.8		7.9
2017	22.8		7.3
2018	18.4		6.6
2019	10.0		4.8
2020 and thereafter	18.8		9.9
Total minimum lease payments	$116.3		$44.0
Amounts representing interest	25.1
Present value of net minimum lease payments	$91.2	(1)

(1)
The total is comprised of $19.5 million and $71.7 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2015.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $169.0 million and $170.8 million at March 31, 2015 and December 31, 2014, respectively. The following is a summary of the obligations as of March 31, 2015 and December 31, 2014:

	(In Millions)
	March 31, 2015	December 31, 2014
Environmental	$3.7	$5.5
Mine closure
LTVSMC	23.2	22.9
Operating mines:
U.S. Iron Ore	121.8	120.9
Asia Pacific Iron Ore	20.3	21.5
Total mine closure	165.3	165.3
Total environmental and mine closure obligations	169.0	170.8
Less current portion	3.4	5.2
Long term environmental and mine closure obligations	$165.6	$165.6
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.
The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2015 and for the year ended December 31, 2014:

	(In Millions)
	March 31, 2015	December 31, 2014 (1)
Asset retirement obligation at beginning of period	$142.4	$177.6
Accretion expense	1.2	5.7
Exchange rate changes	(1.5)	(2.4)
Revision in estimated cash flows	—	(38.5)
Asset retirement obligation at end of period	$142.1	$142.4
(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2014.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the three months ended March 31, 2015 and the year ended December 31, 2014:

	(In Millions)
	March 31, 2015			December 31, 2014
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$—	$2.0	$2.0	$72.5	$74.5
Arising in business combinations	—	—	—	—	—	—
Impairment	—	—	—	—	(73.5)	(73.5)
Impact of foreign currency translation	—	—	—	—	1.0	1.0
Ending Balance	$2.0	$—	$2.0	$2.0	$—	$2.0
Accumulated goodwill impairment loss	$—	$(73.5)	$(73.5)	$—	$(73.5)	$(73.5)
Other Intangible Assets and Liabilities
The following table is a summary of intangible assets and liabilities as of March 31, 2015 and December 31, 2014:

		(In Millions)
		March 31, 2015			December 31, 2014
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.7	$(17.5)	$61.2	$79.2	$(16.5)	$62.7
Total intangible assets		$78.7	$(17.5)	$61.2	$79.2	$(16.5)	$62.7
Below-market sales contracts	Other current liabilities	$(23.0)	$—	$(23.0)	$(23.0)	$—	$(23.0)
Below-market sales contracts	Other liabilities	(205.9)	182.8	(23.1)	(205.9)	182.8	(23.1)
Total below-market sales contracts		$(228.9)	$182.8	$(46.1)	$(228.9)	$182.8	$(46.1)
Amortization expense relating to intangible assets was $1.1 million for the three months ended March 31, 2015 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $2.3 million for the comparable period in 2014. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2015 (remaining nine months)	$3.0
2016	4.0
2017	4.0
2018	4.2
2019	3.1
2020	2.5
Total	$20.8

The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which has a remaining life of approximately two years and expires December 31, 2016. For the three months ended March 31, 2015 and 2014, there were no Product revenues related to the below-market sales contract due to the timing of the Great Lakes shipping season. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and the succeeding fiscal year:

(In Millions)
Amount
Year Ending December 31,
2015 (remaining nine months)	$23.0
2016	23.1
Total	$46.1
NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2015 and December 31, 2014:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—		$—	Other current liabilities	$21.6
Total derivatives designated as hedging instruments under ASC 815		$—		$—		$—		$21.6
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—	Other current liabilities	$8.7	Other current liabilities	$9.9
Commodity Contracts		—		—	Other current liabilities	1.6		—
Customer Supply Agreement	Other current assets	34.5	Other current assets	63.2		—		—
Provisional Pricing Arrangements		—		—	Other current liabilities	16.2	Other current liabilities	9.5
Total derivatives not designated as hedging instruments under ASC 815		$34.5		$63.2		$26.5		$19.4
Total derivatives		$34.5		$63.2		$26.5		$41.0
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
We use foreign currency exchange contracts to hedge our foreign currency exposure for a portion of our U.S. dollar sales receipts in our Australian functional currency entities and our entities with Canadian dollar operating costs. For our Australian operations, U.S. dollars are converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. The primary objective for the use of these instruments is to reduce exposure to changes in currency exchange rates and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. Due to the uncertainty of 2015 hedge exposures, we have suspended entering into new foreign exchange rate contracts. As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2015.
As of March 31, 2015, we had outstanding Australian foreign currency exchange contracts with notional amounts of $20.0 million in the form of forward contracts for which we elected hedge accounting. One outstanding Australian foreign exchange rate contract matures in May 2015 and the other matures in September 2015. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $220.0 million as of December 31, 2014.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income. As of March 31, 2015 and 2014, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Australian hedge contracts were deemed ineffective during the first quarter of 2015 and no longer qualified for hedge accounting treatment. All of these de-designated hedges were settled and were no longer outstanding by March 31, 2015. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. Of the amounts remaining in Accumulated other comprehensive loss related to the designated Australian hedge contracts, we estimate that losses of $2.2 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2015 and 2014:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(2.6)	$5.5	Product revenues	$(6.3)	$(9.1)
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	(4.5)	—	Product revenues	—	—
Canadian Dollar Foreign Exchange Contracts (hedge designation)	—	(7.8)	Cost of goods sold and operating expenses	—	(3.4)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	—	(0.3)
	$(7.1)	$(2.3)		$(6.3)	$(12.8)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the first quarter of 2015, in connection with our refinancing initiatives, we discontinued hedge accounting and early-settled certain of our Australian foreign currency exchange contracts associated with Asia Pacific Iron Ore operations. Subsequent to de-designation, no further foreign currency exchange rate contracts were entered into for the Asia Pacific Iron Ore operations. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation and remaining in Accumulated other comprehensive loss as of March 31, 2015 will be reclassified to earnings and a corresponding realized gain or loss will be recognized when the forecasted cash flow occurs. The hedges were de-designated at the end of the first quarter of 2015. No forecasted cash flows have occurred related to the de-designated contracts between the de-designation date and March 31, 2015. For the three months ended March 31, 2015, prior to the de-designation of the Asia Pacific Iron Ore hedges, we reclassified losses of $6.3 million from Accumulated other comprehensive loss related to contracts that matured during the year, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations. As of March 31, 2015, losses of $12.5 million (net of tax) remain in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation and early-settlement. We estimate the remaining losses of $12.5 million (net of tax) will be reclassified to Product revenues during the remainder of 2015 upon the occurrence of the related forecasted cash flows.
During the fourth quarter of 2014, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with Bloom Lake operations as projected future cash flows were no longer considered probable or reasonably possible, but we continued to hold these instruments as economic hedges to manage currency risk. Our parent company holds the Canadian foreign currency exchange contracts and the contracts were unaffected by Bloom Lake General Partner Limited and certain of its affiliates filing under the CCAA on January 27, 2015. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Bloom Lake operations. As of March 31, 2015 and December 31, 2014, the de-designated outstanding foreign exchange rate contracts had notional amounts of $41.4 million and $183.0 million in the form of forward contracts, respectively. The outstanding contracts as of March 31, 2015 have varying maturity dates ranging from May 2015 to September 2015.
The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation and remaining in Accumulated other comprehensive loss as of December 31, 2014 were reclassified to earnings upon the de-designation of the hedges as the hedges would not be effective prospectively due to the projected future cash flows associated with the hedges no longer being considered probable or reasonably possible. We reclassified losses of $7.3 million from Accumulated other comprehensive loss related to contracts that had not matured during the year, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. A corresponding realized gain or loss is recognized in each period until settlement of the related economic hedge during 2015.
We previously discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with the Wabush operation and the Ferroalloys operating segment as projected future cash flows were no longer considered probable, but we continued to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Wabush operation or the Ferroalloys operating segment. As of March 31, 2015 and December 31, 2014, there were no outstanding de-designated foreign currency exchange rate contracts as all remaining de-designated foreign exchange contracts matured during the second quarter of 2014.
Prior to the maturation of the contracts and as a result of discontinued hedge accounting, the instruments were prospectively adjusted to fair value each reporting period through Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. For the three months ended March 31, 2014, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $0.9 million. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation were reclassified to earnings and a corresponding realized gain or loss was recognized when the forecasted cash flow occurred. For the three months ended March 31, 2014, we reclassified losses of $0.3 million from Accumulated other comprehensive loss related to contracts that matured during the period, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations.

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
Prior to de-designation and settlement, when the interest rate swap derivative instruments were designated and qualified as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in net income. We included the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income (expense). The net gain recognized in Other non-operating income (expense) for the three months ended March 31, 2014 was $0.2 million.
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62 percent Fe fines spot price and/or international pellet prices and changes in specified Producer Price Indices, including those for industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments. Certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
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
We recognized $10.1 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2015 related to the supplemental payments. This compares with Product revenues of $27.7 million for the comparable period in 2014. Derivative assets, representing the fair value of the pricing factors, were $34.5 million and $63.2 million in the March 31, 2015 and December 31, 2014 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the provisional revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At March 31, 2015 and December 31, 2014, we recorded no Other current assets related to our estimate of the final revenue rate with any of our customers. At March 31, 2015 and December 31, 2014, we recorded $16.2 million and $9.5 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $16.2 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated

Operations for the three months ended March 31, 2015 related to these arrangements. This compares with a net $2.7 million decrease in Product revenues for the comparable period in 2014.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2015 and 2014:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2015	2014
Foreign Exchange Contracts	Other non-operating income (expense) (1)	$(5.9)	$(0.9)
Commodity Contracts	Cost of goods sold and operating expenses	(3.6)	—
Customer Supply Agreement	Product revenues	10.1	27.7
Provisional Pricing Arrangements	Product revenues	(16.2)	(2.7)
		$(15.6)	$24.1

(1)	At March 31, 2014, the location of the Gain (Loss) Recognized in Income on Derivative for Foreign Exchange Contracts was Cost of goods sold and operating expenses.
Refer to NOTE 6 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 14 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations. While the reclassification of revenues and expenses related to discontinued operations from prior periods have no impact upon previously reported net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations and the Statements of Unaudited Condensed Consolidated Financial Position present the assets and liabilities that were reclassified from the specified line items to assets and liabilities of discontinued operations.

The chart below provides an asset group breakout for each financial statement line impacted by discontinued operations.

			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Unaudited Condensed Consolidated Operations
Loss from Discontinued Operations, net of tax	YTD March 31, 2015	$(75.7)	$(852.7)	$(0.1)	$(852.8)	$(928.5)
Loss from Discontinued Operations, net of tax	YTD March 31, 2014	$(46.3)	$(91.2)	$(2.9)	$(94.1)	$(140.4)

Statements of Unaudited Condensed Consolidated Financial Position
Short-term assets of discontinued operations	As of March 31, 2015	$188.6	$8.6	$—	$8.6	$197.2
Long-term assets of discontinued operations	As of March 31, 2015	$—	$—	$—	$—	$—
Short-term liabilities of discontinued operations	As of March 31, 2015	$197.7	$67.3	$—	$67.3	$265.0
Long-term liabilities of discontinued operations	As of March 31, 2015	$—	$125.2	$—	$125.2	$125.2
Short-term assets of discontinued operations	As of December 31, 2014	$143.8	$183.5	$3.3	$186.8	$330.6
Long-term assets of discontinued operations	As of December 31, 2014	$130.4	$256.0	$13.7	$269.7	$400.1
Short-term liabilities of discontinued operations	As of December 31, 2014	$81.3	$316.3	$3.0	$319.3	$400.6
Long-term liabilities of discontinued operations	As of December 31, 2014	$125.9	$304.6	$5.6	$310.2	$436.1

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization:	YTD March 31, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD March 31, 2015	$2.5	$—	$—	$—	$2.5
Impairment of long-lived assets	YTD March 31, 2015	$73.4	$—	$—	$—	$73.4
Depreciation, depletion and amortization:	YTD March 31, 2014	$29.9	$41.2	$0.1	$41.3	$71.2
Purchase of property, plant and equipment	YTD March 31, 2014	$10.0	$75.6	$—	$75.6	$85.6
Impairment of long-lived assets	YTD March 31, 2014	$—	$—	$—	$—	$—
North American Coal Operations
Background
As we continue to refine our strategy to one that focuses on strengthening our U.S. Iron Ore operations, management has determined that our North American Coal operating segment as of March 31, 2015 met the criteria to be classified as held for sale under ASC 205 - Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statement and classified within discontinued operations. Consistent with our strategy to extract maximum value from our current assets, we plan to sell the North American Coal assets within the current year. In the first quarter of 2015, as part of the held for sale classification assigned to North American Coal, an impairment of $73.4 million was recorded. The impairment charge was to reduce the assets to their estimated fair value which was determined based on potential sales scenarios.

Loss on Discontinued Operations
Our planned sale of the Oak Grove and Pinnacle mine assets represents a strategic shift in our business. For this reason, our previously reported North American Coal operating segment results for all periods, prior to the March 31, 2015 held for sale determination, are classified as discontinued operations. This includes our CLCC assets, which were sold during the fourth quarter of 2014.

	(In Millions)
	Three Months Ended March 31,
Loss from Discontinued Operations	2015	2014
REVENUES FROM PRODUCT SALES AND SERVICES	$116.6	$166.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(107.3)	(214.6)
SALES MARGIN	9.3	(48.4)
OTHER OPERATING EXPENSE	(11.3)	(4.5)
OTHER EXPENSE	(0.4)	(0.6)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(2.4)	(53.5)
IMPAIRMENT OF LONG-LIVED ASSETS	(73.4)	—
INCOME TAX BENEFIT	0.1	7.2
LOSS FROM DISCONTINUED OPERATIONS, net of tax	$(75.7)	$(46.3)
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charge on non-financial assets that was measured on a fair value basis at March 31, 2015. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Other long-lived assets - Property, plant and equipment and Mineral rights: North American Coal operating unit	$—	$—	$20.4	$20.4	$(73.4)
	$—	$—	$20.4	$20.4	$(73.4)
We determined the fair value and recoverability of our North American Coal operating segment by comparing the estimated fair value of the underlying assets and liabilities to the estimated sales price of the operating segment held for sale.

Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations	March 31, 2015	December 31, 2014
Accounts receivable, net	$42.7	$44.8
Inventories	59.7	50.3
Supplies and other inventories	28.4	28.2
Other current assets	29.4	20.5
Property, plant and equipment, net	20.4	94.7
Other non-current assets	8.0	35.7
Total assets of discontinued operations	$188.6	$274.2

Accounts payable	$23.3	$22.4
Accrued liabilities	16.7	27.9
Other current liabilities	34.7	31.0
Pension and postemployment benefit liabilities[1]	56.7	55.8
Environmental and mine closure obligations	34.4	33.9
Other liabilities	31.9	36.2
Total liabilities of discontinued operations	$197.7	$207.2

[1] This does not include a liability of approximately $330 million, which is the most recent estimate of Pinnacle and Oak Grove’s combined share of the underfunded liability under the UMWA 1974 Pension Plan.

Income Taxes
We have recognized a tax benefit of $0.1 million in discontinued operations, which primarily relates to a loss on our North American Coal investments.
Canadian Operations
Background
On November 30, 2013, we suspended indefinitely our Chromite Project in Northern Ontario. The Chromite Project remained suspended throughout 2014. Our Wabush Scully iron ore mine in Newfoundland and Labrador was idled by the end of the first quarter of 2014 and subsequently began to commence permanent closure in the fourth quarter of 2014. During 2014, we also limited exploration spending on the Labrador Trough South property in Québec. In November 2014, we announced that we were pursuing exit options for our Eastern Canadian Iron Ore operations. In December 2014, iron ore production at the Bloom Lake mine was suspended and the Bloom Lake mine was placed in "care-and-maintenance" mode. Together, the suspension of exploration efforts, shutdown of the Wabush Scully mine and the cessation of operations at our Bloom Lake mine represent a complete curtailment of our Canadian operations.
On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings (the "Filing") under the CCAA with the Québec Superior Court (Commercial Division) in Montreal (the “Court”). The Bloom Lake Group was no longer generating any revenues and was not able to meet its obligations as they came due. The Filing addressed the Bloom Lake Group's immediate liquidity issues and permits the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court approved the appointment of a monitor and certain other financial advisors.
As a result of the Filing, we no longer have a controlling interest in the Bloom Lake Group. For this reason, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries (collectively, the "Canadian Entities") effective January 27, 2015, which resulted in a pretax impairment loss on deconsolidation and other charges, totaling $818.7 million. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of the Canadian Entities assets, liabilities and accumulated other comprehensive loss and the recording of our remaining interests at fair value.

Subsequent to deconsolidation, we utilized the cost method to account for our investment in the Canadian Entities, which has been reflected as zero in our Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2015 based on the estimated fair value of the Canadian Entities' net assets. Loans to and accounts receivable from the Canadian Entities are recorded at an estimated fair value of $112.1 million classified as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2015.
Loss on Discontinued Operations
Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the January 27, 2015 deconsolidation as well as costs to exit are classified as discontinued operations.

	(In Millions)
	Three Months Ended March 31,
Loss from Discontinued Operations	2015	2014
REVENUES FROM PRODUCT SALES AND SERVICES	$11.3	$158.3
COST OF GOODS SOLD AND OPERATING EXPENSES	(11.1)	(208.0)
ELIMINATIONS WITH CONTINUING OPERATIONS	—	(28.7)
SALES MARGIN	0.2	(78.4)
OTHER OPERATING EXPENSE	(33.3)	(58.6)
OTHER EXPENSE	(1.0)	(1.4)
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(34.1)	(138.4)
PRETAX EXIT COSTS	(818.7)	—
INCOME TAX BENEFIT	—	44.3
LOSS FROM DISCONTINUED OPERATIONS, net of tax	$(852.8)	$(94.1)
The first quarter Canadian Entities pretax exit costs totaled $818.7 million and included the following:

(In Millions)
Three Months Ended March 31,
Pretax Exit Costs	2015
Investment Impairment on Deconsolidation	$(476.0)
Contingent Liabilities	(342.7)
Total Pretax Exit Costs	$(818.7)
Investments in the Canadian Entities
Cliffs continues to indirectly own a majority of the interest in the Canadian Entities but has deconsolidated those entities because Cliffs no longer has a controlling interest. At the date of deconsolidation, January 27, 2015, we adjusted our investment in the Canadian Entities to fair value with a corresponding charge to LOSS FROM DISCONTINUED OPERATIONS, net of tax. As the estimated amount of the Canadian Entities' liabilities exceeded the estimated fair value of the assets available for distribution to its creditors, the fair value of Cliffs’ equity investment is approximately zero.
Amounts Receivable from the Canadian Entities
Prior to deconsolidation, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. As of the deconsolidation date, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $112.1 million classified as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2015.

Contingent Liabilities
Certain liabilities consisting primarily of equipment loans and capital leases of the Bloom Lake Group were secured through corporate guarantees and standby letters of credit. Upon the filing of CCAA and subsequent to the deconsolidation, we recorded liabilities of $166.1 million in our consolidated results, classified as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2015.
Additionally, certain liabilities of subsidiaries of the Canadian Entities for which we have joint and several liability were recorded in our consolidated results to reflect obligations of deconsolidated entities which did not file in CCAA but do not have the ability to fund their share of liabilities. As such, subsequent to deconsolidation we recorded liabilities of $51.4 million and $125.2 million classified as Short-term liabilities of discontinued operations and Long-term liabilities of discontinued operations, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2015.
Contingencies
The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases. The beneficiaries of those guarantees may seek damages or other related relief as a result of our exit from Canada. Our probable loss estimate is based on the expectation that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable we would be found liable were these claims to be litigated. Given the early stage of our exit and the Filing, our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canadian Entities. We are not able to reasonably estimate a range of possible losses in excess of the accrual because there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. Any such losses would be reported in discontinued operations.
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that was measured on a fair value basis at March 31, 2015. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$112.1	$112.1	$(476.0)
Liabilities:
Contingent liabilities and joint and several liabilities	$—	$—	$342.7	$342.7	$(342.7)
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the underlying assets of the Canadian Entities to estimated liabilities at the time of the Filing. We recorded the contingent liabilities and joint and several liabilities at the historical book value which best approximated fair value.
Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Bloom Lake Group under certain contracts. Claimants may seek damages or other related relief as a result of the Bloom Lake Group's exit from Canada. Based on our estimates, the fair value of liabilities exceeds the fair value of assets.

To assess the fair value and recoverability of the amounts receivable from the Canadian Entities, we estimated the fair value of the underlying net assets of the Canadian Entities available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims.
Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments made by the Canadian Entities. Our ultimate recovery is subject to the final liquidation value of the Canadian Entities. Further, the final liquidation value and ultimate recovery of the creditors of the Canadian Entities, including Cliffs Natural Resources and various subsidiaries, may impact our estimates of contingent liability exposure described previously.
Recorded Assets and Liabilities

(In Millions)
Assets and Liabilities of Discontinued Operations	March 31, 2015
Accounts receivable, net	$3.0
Income tax receivable	1.8
Other non-current assets	3.8
Total Assets	$8.6

Accounts payable	$0.5
Accrued expenses	51.1
Other liabilities	140.9
Total Liabilities	$192.5

(In Millions)
Assets and Liabilities of Discontinued Operations	December 31, 2014
Cash and cash equivalents	$19.7
Accounts receivable, net	37.9
Inventories	16.3
Supplies and other inventories	48.5
Income tax receivable	20.1
Other current assets	44.3
Property, plant and equipment, net	249.8
Other non-current assets	19.9
Total Assets	$456.5

Accounts payable	$83.6
Accrued expenses	200.0
Other current liabilities	35.7
Pension and postemployment benefit liabilities	79.8
Environmental and mine closure obligations	56.5
Other liabilities	173.9
Total Liabilities	$629.5
Income Taxes
Canadian deferred tax assets relating to both historical and current year net operating losses were included in our equity investment in the Canada Subsidiaries that has been reduced to zero. Due to the valuation allowance position in all jurisdictions, there is no income tax benefit related to the deconsolidation charges recognized in the consolidated financials dated March 31, 2015.

NOTE 15 - CAPITAL STOCK
Dividends
On February 11, 2014, May 13, 2014, September 8, 2014 and November 19, 2014, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2014, August 1, 2014, November 3, 2014, and February 2, 2015 to our Preferred Shareholders of record as of the close of business on April 15, 2014, July 15, 2014, October 15, 2014 and January 15, 2015, respectively. On March 27, 2015, our Board of Directors declared the quarterly cash dividends of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million was paid on May 1, 2015 to our shareholders of record as of the close of business on April 15, 2015.
On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision is applicable to this first quarter of 2015 and all subsequent quarters. The elimination of the common share dividend provides us with additional free cash flow of approximately $92 million annually, which we intend to use for further debt reduction.
During 2014, a cash dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014, September 2, 2014 and December 1, 2014 to our common shareholders of record as of close of business on February 21, 2014, May 23, 2014, August 15, 2014 and November 15, 2014, respectively.

NOTE 16 - SHAREHOLDERS' EQUITY (DEFICIT)
The following table reflects the changes in shareholders' equity (deficit) attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 82.8 percent, 85 percent and 79 percent, respectively, for the three months ended March 31, 2015 and March 31, 2014:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2014	$(1,431.3)	$(303.0)	$(1,734.3)
Comprehensive income
Net loss	(759.8)	(1.9)	(761.7)
Other comprehensive income	207.6	(10.8)	196.8
Total comprehensive income	(552.2)	(12.7)	(564.9)
Effect of deconsolidation	—	528.2	528.2
Stock and other incentive plans	0.6	—	0.6
Preferred share dividends	(12.8)	—	(12.8)
Undistributed losses to noncontrolling interest	—	1.1	1.1
March 31, 2015	$(1,995.7)	$213.6	$(1,782.1)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2013	$6,069.5	$814.8	$6,884.3
Comprehensive income
Net income	(70.3)	(0.4)	(70.7)
Other comprehensive income	57.8	0.5	58.3
Total comprehensive income	(12.5)	0.1	(12.4)
Stock and other incentive plans	(1.4)	—	(1.4)
Common and preferred share dividends	(36.1)	—	(36.1)
Undistributed losses to noncontrolling interest	—	1.2	1.2
March 31, 2014	$6,019.5	$816.1	$6,835.6

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for March 31, 2015 and March 31, 2014:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	31.1	2.8	(14.7)	(7.1)	12.1
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	8.5	(2.0)	182.7	6.3	195.5
Balance March 31, 2015	$(251.5)	$(0.2)	$232.4	$(18.9)	$(38.2)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(0.4)	3.8	40.5	(2.3)	41.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	3.3	0.1	—	12.8	16.2
Balance March 31, 2014	$(202.0)	$10.1	$147.2	$(10.4)	$(55.1)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three months ended March 31, 2015:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2015	2014
Amortization of Pension and Postretirement Benefit Liability:
Prior service costs (1)	$(0.3)	$(0.3)
Net actuarial loss (1)	8.5	4.8
Settlements/curtailments (1)	0.3	0.3
	8.5	4.8	Total before taxes
	—	(1.6)	Income tax benefit (expense)
	$8.5	$3.2	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$—	$0.1	Other non-operating income (expense)
Impairment	(2.0)	—	Other non-operating income (expense)
	(2.0)	0.1	Total before taxes
	—	—	Income tax benefit (expense)
	$(2.0)	$0.1	Net of taxes

Unrealized gain (loss) on foreign currency translation:
Effect of deconsolidation (2)	$182.7	$—	Loss from Discontinued Operations, net of tax
	—	—	Income tax benefit (expense)
	$182.7	$—	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$9.0	$13.0	Product revenues
Canadian dollar foreign exchange contracts	—	5.5	Cost of goods sold and operating expenses
	9.0	18.5	Total before taxes
	(2.7)	(5.7)	Income tax benefit (expense)
	$6.3	$12.8	Net of taxes

Total Reclassifications for the Period	$195.5	$16.1

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

(2)	Represents Canadian accumulated currency translation adjustments deconsolidated on January 27, 2015.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2015 and 2014 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2015	2014
Capital additions	$26.1	$79.2
Cash paid for capital expenditures	15.9	103.3
Difference	$10.2	$(24.1)
Non-cash accruals	$10.2	$(34.0)
Capital leases	—	9.9
Total	$10.2	$(24.1)
Non-Cash Financing Activities - Declared Dividends
On March 27, 2015, our Board of Directors declared the quarterly cash dividend on our Preferred Shares of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a share of Series A preferred stock. The cash dividend of $12.8 million was paid on May 1, 2015 to our preferred shareholders of record as of the close of business on April 15, 2015.
NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at March 31, 2015:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2015	2014
Product revenues from related parties	$110.4	$134.4
Total product revenues	399.5	559.2
Related party product revenue as a percent of total product revenue	27.6%	24.0%

Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $61.2 million and $127.6 million at March 31, 2015 and December 31, 2014, respectively. Amounts due to related parties recorded in Accounts payable and Other current liabilities, including provisional pricing arrangements, were $0.1 million at March 31, 2015 and amounts including provisional pricing arrangements and liabilities to related parties were $11.8 million at December 31, 2014.
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2015	2014
Net Income from Continuing Operations Attributable to Cliffs Shareholders	$168.7	$70.1
Loss from Discontinued Operations, net of tax	(928.5)	(140.4)
Net Loss Attributable to Cliffs Shareholders	$(759.8)	$(70.3)
Preferred Stock Dividends	(12.8)	(12.8)
Net Loss Attributable to Cliffs Common Shareholders	$(772.6)	$(83.1)
Weighted Average Number of Shares:
Basic	153.2	153.0
Depositary Shares	25.2	—
Employee Stock Plans	0.3	0.6
Diluted	178.7	153.6
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$1.02	$0.37
Discontinued operations	(6.06)	(0.92)
	$(5.04)	$(0.55)
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.94	$0.37
Discontinued operations	(5.20)	(0.91)
	$(4.26)	$(0.54)
There was no anti-dilution for the three months ended March 31, 2015. The diluted earnings per share calculation excludes 25.2 million depositary shares that were anti-dilutive for the three months ended March 31, 2014.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 as well as other publicly available information.
Overview
Cliffs Natural Resources Inc. is a leading mining and natural resources company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from the five iron ore mines we currently operate located in Michigan and Minnesota. We also operate the Koolyanobbing iron ore mining complex, an iron ore mining complex in Western Australia. Additionally, we produce low-volatile metallurgical coal in the U.S. from our mines located in Alabama and West Virginia. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders operating and financial transparency.
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. In the first three months of 2015, the U.S. produced approximately 20 million metric tons of crude steel, or about 5 percent of total global crude steel production. This represents an 8 percent decrease in U.S. crude steel production when compared to the same period in 2014. U.S. total steel capacity utilization was about 73 percent in the first three months of 2015, which is an approximate 4 percent decrease from the same period in 2014. Additionally, in the first three months of 2015, China produced approximately 200 million metric tons of crude steel, or approximately 50 percent of total global crude steel production. These figures represent an approximate 1 percent decrease in Chinese crude steel production when compared to the same period in 2014. Through the first three months of 2015, global crude steel production decreased about 2 percent compared to the same period in 2014.
Through the first quarter of 2015, both domestic and global steel industries continue to show weakness as steel mills' utilization rates have declined, crude steel production has fallen, and prices have collapsed. We expect this year to be a challenging one for the steel industry as it contends with slowing growth, overcapacity and increased competition.
In our core U.S. market, we expect industry demand will be supported by an improving housing market and a strengthened automotive sector; however, this support could be more than offset by the continued weakening of the oil and gas sector, as well as destocking of inventories after a relatively strong 2014. The U.S. steel industry will likely face continued pressure from surging imports as the strength of the U.S. dollar continues to increase. A substantial amount of our North American customers' products serve the higher-end steel markets and are not heavily correlated to the oil and gas markets nor are easily displaced by commercial-grade imported steel.
In China, we believe growth in steel production will be zero to modest. Despite this, major iron ore producers in Australia and Brazil continue to supply the Chinese market with low-cost iron ore, which has driven the seaborne price to ten-year lows. The global price of iron ore has also been driven by mining cost deflation and a sharp fall in Australian and Brazilian currencies versus the U.S. dollar. As such, we expect seaborne iron ore prices will continue to face downward price pressure unless there are vast structural changes to the supply/demand picture, including increased global demand or significant iron ore capacity cuts.
As a result of the long-term contracts, as discussed above, for the three months ended March 31, 2015 when compared to the comparable prior year period, our U.S. Iron Ore revenues only experienced a realized revenue rate decrease of 15.0 percent versus the much higher decrease in Platts 62 percent Fe fines spot price. Additionally, the first quarter sales tons for U.S. Iron Ore in both 2015 and 2014 include a substantial amount of carry over tonnage from prior year nominations which are priced based on prior year price formulas.
The Platts 62 percent Fe fines spot price decreased 48.2 percent to an average price of $62 per ton for the three months ended March 31, 2015 compared to the first quarter of 2014. These large decreases in Platts 62 percent Fe fines spot price were driven by insufficient growth in Chinese demand to absorb the additional seaborne supply. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing.
The metallurgical coal market continues to be in an oversupplied position due to increased supply from Australian producers and inconsistent demand for imported coal in China. Australian producers, benefiting from a devaluated local currency, are very competitive in European and South American markets. Reductions in global coal supply over the last 12 months have yet to correct the oversupplied position of the market.

Consistent with the above, the quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased 18.2 percent to a first quarter average of $117 per metric ton in 2015 versus the 2014 first quarter average of $143 per metric ton.
For the three months ended March 31, 2015, our consolidated revenues were $446.0 million and net income from continuing operations per diluted share were $0.94. This compares with consolidated revenue of $615.5 million, and with net income from continuing operations per diluted share of $0.37, for the comparable period in 2014. Net income from continuing operations in the first three months of 2015 was positively impacted by a $313.7 million gain on extinguishment of debt. This was offset by lower sales margin which decreased by $109.2 million in the three months ended March 31, 2015, when compared to the same period of 2014 primarily driven by lower market pricing for our products partially offset by increased sales volume and cost cutting measures. Additionally, results for the three months ended March 31, 2015 were impacted negatively by the increase in income tax expense of $145.5 million primarily due to the placement of a valuation allowance against U.S. deferred tax assets.
Strategy
Re-focusing the Company on our Core U.S. Iron Ore Business
We continue the strategic shift to become a company fully focused on our U.S. Iron Ore business, and no longer pursuing a diversification strategy. We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts, some of which begin to expire in the end of 2016, to the largest North America steel producers. With the unique advantage of being a low cost producer of iron ore pellets in the U.S. market, fluctuations of the commoditized price of seaborne iron ore have a limited impact on the business. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable and profitable business. We expect to continue to strengthen our U.S. Iron Ore cost operating profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options for the Electric Arc Furnace market. As the EAF steel market continues to grow and evolve in the US, there is a potential for iron ore to serve this market through DR-pellets. Near term, we are focused on securing a trial order for DR-pellets to confirm under actual operating conditions what we have already demonstrated in smaller batch trials. As a market leader in value-added iron ore pellets, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore business beyond the traditional blast furnace clientele.
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
Asia Pacific Iron Ore is a well-recognized and reliable supplier to steelmakers in Asia. Despite the depressed pricing environment, Asia Pacific Iron Ore has been a steady cash flow contributor, benefiting from a premium price for its high lump iron ore mix and minimal required capital expenditures to maintain production. As we consider selling this business, we will continue to operate Asia Pacific Iron Ore optimally for cash with very low total capital expenditures for the remaining life of mine. We are exploring the sale of the remaining North American Coal assets and committed to ensuring an acceptable value can be realized. We are focused on limiting capital expenditures while continuing to meet environmental, safety and permission to operate requirements.
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

Recent Developments
On April 2, 2015, we announced that P. Kelly Tompkins, our Executive Vice President of Business Development, had been named Executive Vice President & Chief Financial Officer effective April 1, 2015. Simultaneously, Clifford Smith has been named Executive Vice President, Business Development. Clifford Smith's previous position, Executive Vice President, Seaborne Iron Ore, has been eliminated. Since joining Cliffs in May 2010, Mr. Tompkins has held many executive officer and senior leadership positions. Prior to joining the organization, he served as Executive Vice President and Chief Financial Officer of RPM International Inc. from June 2008 to May 2010. He also served as RPM's Chief Administrative Officer and Senior Vice President and General Counsel. Mr. Smith joined Cliffs in 2003, holding several senior leadership positions, including global responsibility for operations and business development. He also led the exploration and development activities of the Company's global exploration group. Prior to joining Cliffs, Mr. Smith held mine management positions with Asarco and South Peru Copper Corporation.
United States Iron Ore
On February 18, 2015, we announced that an interim power agreement with Wisconsin Electric Power Company had been finalized for our Michigan operations. On April 23, 2015, the Michigan Public Service Commission approved the 2015-2019 Large Curtailable Special Contracts between Wisconsin Electric Power Company and each of Tilden and Empire. By their terms, the special contracts went into effect April 24, 2015, the day after the Michigan Public Service Commission approved. These were key steps in a series of contemplated short and long-term agreements that are essential to the viability of our iron ore mines in the Upper Peninsula. These Special Contracts are expected to save the mines approximately $20 million over the term of the agreement versus the regulated tariff.
On April 29, 2015, we issued a WARN Act notice to the employees of Empire and Tilden, the United Steelworkers and state and local government agencies, that we intend to temporarily reduce our operations at the Empire mine as a result of a reduction in demand for its iron ore pellets. Empire will reduce operations beginning around the end of June 2015, which reduction is anticipated to continue through October 2015. Operations could return to normal sooner if unforeseen orders were to materialize for Empire's pellets. It is also possible that the reduction period could be extended if the current demand for Empire pellets were to soften. This temporary reduction will result in reductions in force at both the Empire and Tilden mines due to bumping rights in the labor agreement.
Eastern Canadian Iron Ore
On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA. The Bloom Lake Group had recently suspended operations and for several months we were exploring options to sell certain of our Canadian assets, among other initiatives. The decision to seek protection under the CCAA was based on a thorough legal and financial analysis of the options available to the Bloom Lake Group. The Bloom Lake Group was no longer generating any revenues and was not able to meet its obligations as they came due. The initial CCAA order addressed the Bloom Lake Group's immediate liquidity issues and permits the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court has appointed FTI Consulting Canada Inc. as the Monitor. The Monitor's role in the CCAA process is to monitor the activities of the Bloom Lake Group and provide assistance to the Bloom Lake Group and its stakeholders in respect of the CCAA process.
On March 23, 2015, we announced a definitive agreement to sell our Chromite assets in Northern Ontario, Canada, to Noront Resources Ltd. for $20 million. The transaction is comprised of the Chromite deposits and associated claims held by Cliffs. On April 13, 2015, we received an unsolicited offer from a potential purchaser for an alternate transaction to purchase the Chromite assets on terms substantially similar, but for a purchase price higher than that in Noront's definitive agreement. A supplemental bid process ensued and a superior offer was made and selected by us, our advisors and the Monitor. On April 28, 2015, we closed our sale of the Chromite assets to Noront for $27.5 million.
Credit Facility Amendments
On January 22, 2015, we entered into an agreement to further amend our existing revolving credit agreement (Amendment No. 6). The further amended terms waived the event of default related to a CCAA filing for Canadian entities. The CCAA filing for our Bloom Lake Group was made subsequent to the effectiveness of this amendment. The amendment also reduced the size of the existing facility from $1.125 billion to $900 million, with a further reduction to $750 million on May 31, 2015. As of March 30, 2015, we eliminated the revolving credit agreement upon entering into the new ABL Facility. Refer to NOTE 5 - DEBT AND CREDIT FACILITIES.

Debt
In January 2015, we reduced total debt by approximately $159 million through senior note repurchases in the open market with approximately $106 million of net proceeds from the sale of CLCC and cash from operations.
On March 30, 2015, we entered into the ABL Facility and successfully completed the previously announced offering of $540 million aggregate principal amount of First Lien Notes due March 31, 2020. From the offering of the First Lien Notes, we received net proceeds of approximately $491.4 million. We used a portion of the proceeds from the offering to repay all amounts outstanding under the former revolving credit facility and intend to use the remainder for general corporate purposes. Additionally, the ABL Facility is expected to provide up to $550 million in borrowing availability on a revolving basis, subject to borrowing base limitations.
On March 30, 2015, we also announced the successful completion of the exchange offers to exchange newly issued Second Lien Notes due 2020 for certain outstanding senior unsecured notes. Approximately $675 million aggregate principal amount of outstanding senior notes were accepted in exchange for $544.2 million aggregate principal amount of the Second Lien Notes. As a result of the completion of the exchange offers, approximately $130 million of long-term debt was removed from the balance sheet.
Business Segments
Our Company’s primary continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205 - Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statement and classified within discontinued operations. Additionally, as a result of the CCAA filing of the Bloom Lake Group, we no longer have a controlling interest over the Bloom Lake Group and certain of its wholly owned subsidiaries that were previously reported Eastern Canadian Iron Ore and Other reportable segments. As such, we deconsolidated the Canadian Entities as of January 27, 2015. All financial information prior to the deconsolidation date and historical Eastern Canadian Iron Ore and Ferroalloys operating segment results are included in our financial statement and classified within discontinued operations.
Results of Operations – Consolidated
2015 Compared to 2014
The following is a summary of our consolidated results of operations for the three months ended March 31, 2015 and 2014:

	(In Millions)
	Three Months Ended March 31,
	2015	2014	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$446.0	$615.5	$(169.5)
Cost of goods sold and operating expenses	(365.2)	(425.5)	60.3
Sales margin	$80.8	$190.0	$(109.2)
Sales margin %	18.1%	30.9%	(12.8)%
Revenues from Product Sales and Services
Sales revenue for the three months ended March 31, 2015 decreased $169.5 million or 27.5 percent from the comparable period in 2014. The decrease in sales revenue during the first quarter of 2015 compared to the same period in 2014 was primarily attributable to the decrease in market pricing for our products, which impacted revenues by $214.5 million for three months ended March 31, 2015.

Changes in world market pricing impact our revenues each year. Iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 48.2 percent to an average price of $62 per ton in the first quarter of 2015, resulting in decreased revenues of $214.5 million. The decrease in our realized revenue rates during the first quarter of 2015 compared to the first quarter of 2014 was 15.0 percent and 55.5 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively. Partially offsetting these decreases was an increase in revenues period-over-period as a result of higher iron ore sales volumes of 503 thousand tons or $51.9 million for the three months ended March 31, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three months ended March 31, 2015 were $365.2 million, which represented a decrease of $60.3 million or 14.2 percent from the comparable prior-year period.
Cost of goods sold and operating expenses for the three months ended March 31, 2015 decreased as operational efficiencies and cost cutting efforts across each of our business units has reduced costs for the three months ended March 31, 2015 by $97.0 million. Partially offsetting this decrease was an increase in costs period-over-period as a result of higher iron ore sales volumes of $36.3 million for the three months ended March 31, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three months ended March 31, 2015 and 2014:

	(In Millions)
	Three Months Ended March 31,
	2015	2014	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(29.1)	$(37.5)	$8.4
Miscellaneous - net	20.2	(13.3)	33.5
	$(8.9)	$(50.8)	$41.9
Selling, general and administrative expenses during the three months ended March 31, 2015 decreased by $8.4 million over the comparable period in 2014. The three months ended March 31, 2015 was favorably impacted by $3.2 million for employment costs related to cost savings actions. Additionally, incrementally lower severance costs of $4.5 million during the three months ended March 31, 2015 versus the comparable quarter.
The following is a summary of Miscellaneous - net for the three months ended March 31, 2015 and 2014:

	(In Millions)
	Three Months Ended March 31,
	2015	2014	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$13.5	$(11.4)	$24.9
Exploration costs	—	(4.2)	4.2
Insurance recoveries	7.6	0.1	7.5
Other	(0.9)	2.2	(3.1)
	$20.2	$(13.3)	$33.5

The change in Miscellaneous - net was favorable by $33.5 million during the three months ended March 31, 2015 from the comparable period in 2014. The three months ended March 31, 2015 was a favorable incremental impact of $24.9 million due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. Additionally, the three months ended March 31, 2015 was impacted favorably by $7.6 million of insurance recoveries related to the clean-up of the Pointe Noire oil spill that occurred in September 2013.
Other Income (Expense)
The following is a summary of other income (expense) for the three months ended March 31, 2015 and 2014:

	(In Millions)
	Three Months Ended March 31,
	2015	2014	Variance Favorable/ (Unfavorable)
Interest expense, net	$(42.9)	$(40.4)	$(2.5)
Gain on extinguishment of debt	313.7	—	313.7
Other non-operating income (expense)	(0.8)	0.8	(1.6)
	$270.0	$(39.6)	$309.6
The increase in gain on extinguishment of debt during the three months ended March 31, 2015 compared to the comparable prior-year period is a result of the corporate debt restructuring, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES.
Income Taxes
We determined our interim tax provision using a methodology required by ASC 740, Income Taxes, since we believe the use of an estimated annual effective tax rate would not be reliable. The following represents a summary of our tax provision for the three months ended March 31, 2015 and 2014:

	(In Millions)
	Three Months Ended March 31,
	2015	2014	Variance
Income tax benefit (expense)	$(175.1)	$(29.6)	$(145.5)
Effective tax rate	51.2%	29.7%	21.5%
We have recorded an income tax expense for the three months ended March 31, 2015 of $175.1 million compared with an expense of $29.6 million for the comparable prior-year period. The increase in the expense from the prior-year period is due primarily to the placement of the valuation allowance against U.S. deferred tax assets.
Discrete items recorded in the first quarter of 2015 resulted in a $167.5 million expense. These adjustments relate primarily to the placement of a valuation allowance against US deferred tax assets that were recognized in prior years.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiary at our Empire mining and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net income attributable to the noncontrolling interest of the Empire mining venture was $5.8 million and $6.9 million for the three months ended March 31, 2015 and 2014, respectively. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control, management began to evaluate segment performance based on EBITDA, defined as Net Loss before interest, income taxes, depreciation, depletion and amortization and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, foreign currency remeasurement, severance recorded in SG&A, extinguishment of debt and intersegment corporate allocations of SG&A costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2015	2014
Net Loss	$(761.7)	$(70.7)
Less:
Interest expense, net	(44.2)	(42.7)
Income tax benefit (expense)	(175.0)	21.8
Depreciation, depletion and amortization	(33.0)	(141.1)
EBITDA	$(509.5)	$91.3
Less:
Impact of discontinued operations	$(924.1)	$(118.1)
Gain on extinguishment of debt	313.7	—
North American Coal operations impact	(5.5)	18.2
Severance in SG&A	(1.5)	(6.0)
Foreign exchange remeasurement	13.5	(11.4)
Adjusted EBITDA	$94.4	$208.6

EBITDA:
U.S. Iron Ore	$101.6	$123.6
Asia Pacific Iron Ore	18.0	85.3
Other	(629.1)	(117.6)
Total EBITDA	$(509.5)	$91.3

Adjusted EBITDA:
U.S. Iron Ore	$105.1	$128.7
Asia Pacific Iron Ore	5.7	99.1
Other	(16.4)	(19.2)
Total Adjusted EBITDA	$94.4	$208.6
EBITDA for the three months ended March 31, 2015 decreased by $600.8 million on a consolidated basis from the comparable period in 2014. The decrease was driven by the items detailed above in the Adjusted EBITDA calculation. Adjusted EBITDA decreased by $114.2 million for the three months ended March 31, 2015 from the comparable period in 2014. The decrease was primarily attributable to the lower consolidated sales margin excluding the impact of depreciation, depletion and amortization expense. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during the three months ended March 31, 2015 and 2014.

2015 Compared to 2014
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended March 31, 2015 and 2014:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$311.8	$361.3	$(48.1)	$12.0	$—	$(13.4)	$(49.5)
Cost of goods sold and operating expenses	(231.8)	(266.3)	26.2	(8.3)	3.2	13.4	34.5
Sales margin	$80.0	$95.0	$(21.9)	$3.7	$3.2	$—	$(15.0)

	Three Months Ended March 31,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$92.70	$109.02	$(16.32)	(15.0)%
Cash production cost	64.98	81.15	(16.17)	(19.9)%
Non-production cash cost	(6.79)	(15.73)	8.94	(56.8)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	58.19	65.42	(7.23)	(11.1)%
Depreciation, depletion & amortization	7.36	10.12	(2.76)	(27.3)%
Total cost of goods sold and operating expenses rate	65.55	75.54	(9.99)	(13.2)%
Sales margin	$27.15	$33.48	$(6.33)	(18.9)%

Sales tons[2] (In thousands)	2,947	2,837
Production tons[2] (In thousands)
Total	7,182	6,159
Cliffs’ share of total	5,376	4,637
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $80.0 million for the three months ended March 31, 2015, compared with sales margin of $95.0 million for the three months ended March 31, 2014. The decline compared to the prior-year period is attributable to a decrease in revenue of $49.5 million partially offset by lower cost of goods sold and operating expenses of $34.5 million. Sales margin per ton decreased 18.9 percent to $27.15 in the first three months of 2015 compared to the first three months of 2014.
Revenue decreased by $36.1 million, excluding the decrease of $13.4 million of freight and reimbursements from the prior-year period, predominantly due to:

•
The average year-to-date realized product revenue rate declined by $16.32 per ton or 15.0 percent to $92.70 per ton in first three months of 2015, which resulted in a decrease of $48.1 million. This decline is a result of:

◦	Changes in customer pricing negatively affected the realized revenue rate by $8 per ton driven primarily by the reduction in Platts 62 percent Fe fines spot price;

◦	Realized revenue rates impacted negatively by $5 per ton related to one major customer contract with a reduced average selling price due to a contractual change in the pricing mechanism; and

◦
Realized revenue rates impacted negatively by $4 per ton primarily as a result of one major customer contract with a pricing mechanism affected by a reduction in the full-year estimate of their hot band steel pricing.

◦
These decreases are partially mitigated by a favorable customer mix impacting the realized revenue rates by $2 per ton mainly due to lower export sales and lower sales tonnage from a customer contract with a lower than average rate.

•	The decline in average year-to-date realized product revenue rate is partially offset by higher sales volumes of 110 thousand tons or $12.0 million due to:

◦
Increased December 2014 shipments and adjusted contract terms created higher inventory in the lower lakes which resulted in increased payments and sales revenue recognition in the first quarter of 2015.

◦
These increases were partially offset by lower export sales and lower demand from one customer in the first quarter of 2015 compared to the prior-year period in which that customer needed to replenish lower inventory levels caused by weather related issues and required first quarter 2014 shipments.

Cost of goods sold and operating expenses in the first three months of 2015 decreased $21.1 million, excluding the decrease of $13.4 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Lower costs in the first quarter of 2015 as a result of reduced energy rates in comparison to the first quarter of 2014 in which energy rates were increased due to extreme cold weather, along with reduced maintenance and repair costs due to cost reduction initiatives and condition based monitoring and lower costs related to decreased headcount. Additionally, in the first quarter of 2014 there were costs incurred that did not recur in the first quarter of 2015 including increased maintenance and repair costs primarily driven by increased kiln repairs at Empire in 2014 due to the 2016 life-of-mine extension, and the mill repair at the Hibbing mine; and

•
Lower idle costs of $3.2 million due to one idled production line at our Northshore mine during the majority of the first quarter of 2015 versus two idled production lines at our Northshore mine during the majority of the first quarter of 2014,

•	Partially offset by increased sales volumes as discussed above that increased costs by $8.3 million compared to the prior-year period.
Production
Cliffs' share of production in its U.S. Iron Ore segment increased by 15.9 percent in the first three months of 2015 when compared to the comparable period in 2014. United Taconite mine had an increase in production of 346 thousand tons during the first quarter of 2015 compared to same period in 2014, primarily due to items that occurred in the first quarter of 2014 that did not reoccur in the current period including unplanned outages and rail related issues due to extreme cold weather. There was an increase in production of 153 thousand tons at the Northshore mine during the first three months of 2015, as we ran a three furnace operation during the first quarter of 2015 compared to 2014 when we ran a two furnace operation for the majority of the first quarter. The one furnace currently idled at the Northshore pellet plant was idled in January 2015 and is expected to remain idled throughout 2015. Additionally, there was increased production at Empire mine, Tilden mine and Hibbing mine in the first three months of 2015 primarily as a result of maintenance repairs and unplanned outages that occurred in the first quarter of 2014 and that did not reoccur in the first quarter of 2015.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2015 and 2014:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$134.2	$254.2	$(166.4)	$39.9	$2.2	$4.3	$(120.0)
Cost of goods sold and operating expenses	(133.4)	(187.9)	67.6	(28.0)	19.2	(4.3)	54.5
Sales margin	$0.8	$66.3	$(98.8)	$11.9	$21.4	$—	$(65.5)

	Three Months Ended March 31,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$42.81	$96.25	$(53.44)	(55.5)%
Cash production cost	36.77	50.72	(13.95)	(27.5)%
Non-production cash cost	3.70	5.62	(1.92)	(34.2)%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	40.47	56.34	(15.87)	(28.2)%
Depreciation, depletion & amortization	2.08	14.80	(12.72)	(85.9)%
Total cost of goods sold and operating expenses rate	42.55	71.14	(28.59)	(40.2)%
Sales margin	$0.26	$25.11	$(24.85)	(99.0)%

Sales tons[2] (In thousands)	3,034	2,641
Production tons[2] (In thousands)	2,879	2,790
1 We began selling a portion of our product on a CFR basis in 2014. As such, the information above excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.

[2] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $0.8 million during the three months ended March 31, 2015 compared with $66.3 million for the same period in 2014 and sales margin per ton decreased 99.0 percent to $0.26 per ton in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $124.3 million in the first quarter of 2015 over the prior-year period, excluding the increase of $4.3 million of freight and reimbursements, primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $166.4 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $62 per ton from $120 per ton in the prior-year period; and

•
Partially offset by the higher sales volume of 3.0 million tons during the three months ended March 31, 2015 compared with 2.6 million tons during the prior-year period due to port maintenance timing and size of vessel loadings, resulting in an increase in revenue of $39.9 million.

Cost of goods sold and operating expenses in the three months ended March 31, 2015 decreased $58.8 million, excluding the increases of $4.3 million of freight and reimbursements, compared to the same period in 2014 primarily as a result of:

•
A reduction in depreciation, amortization and depletion expense of $32.8 million primarily due to the long-lived asset impairments taken during the second half of 2014, reduced mining costs of $20.4 million mainly due to decreased mining volumes and increases in productivity related to maintenance, hauling and train loading, and lower sales royalties of $11.1 million primarily attributable to the decline in the Platts 62 percent Fe fines spot price; and

•	Favorable foreign exchange rate variances of $19.2 million or $6 per ton.

•	These decreases were offset partially by higher sales volumes, as discussed above, that resulted in increased costs of $28.0 million compared to the same period in the prior year.
Production
Production at Asia Pacific Iron Ore during the three months ended March 31, 2015 remained consistent when compared to the same period in 2014 with a slight increase of 89 thousand production tons or 3.2 percent. The increase in production tons compared to the prior-year period is mainly attributable to increased rail capacity.
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
Based on current mine plans and subject to future iron ore and coal prices and supply and demand, we expect our budgeted capital expenditures, preferred dividends and other cash requirements during 2015 to exceed our estimated operating cash flows. Although we expect our cash flows from operating activities to be exceeded by our capital expenditures and dividends during 2015, we maintain adequate liquidity through the cash on our balance sheet and the availability provided by our ABL Facility to fund our normal business operations and strategic initiatives. Based on current market conditions, we expect to be able to fund our requirements for at least the next 12 months.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the three months ended March 31, 2015 and 2014 as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $228.2 million for the three months ended March 31, 2015, compared to $82.0 million used for the same period in 2014. The decrease in operating cash flows in the first three months of 2015 were primarily due to lower operating results previously discussed and changes in working capital.
In our core U.S. market, we expect industry demand will be supported by an improving housing market and a strengthened automotive sector; however, this support could be more than offset by the continued weakening of the oil and gas sector, as well as destocking of inventories after a relatively strong 2014. The U.S. steel industry should also face continued pressure from surging imports as the strength of the U.S. dollar continues to increase. However, a healthy portion of our North American customers serve the higher-end steel markets and are not heavily correlated to the oil and gas markets nor are easily displaced by commercial-grade imported steel. In China, we believe growth in steel production will be zero to modest. Despite this, major iron ore producers in Australia and Brazil continue to flood the Chinese market with low-cost iron ore supply which has driven the seaborne price to ten-year lows. The global price of iron ore has also been driven by mining cost deflation and a sharp fall in Australian and Brazilian currencies versus the U.S. dollar. As such, we expect seaborne iron ore prices will continue to face downward price pressure unless there are vast structural changes to the supply/demand picture, including increased global demand or iron ore capacity cuts.
Coupled with efficient tax structures, our U.S. operations and our financing arrangements provide sufficient capital resources to support operations and do not require us to repatriate earnings from our foreign operations; however, if we repatriated earnings, we would be subject to increased income tax. Our U.S. cash and cash equivalents balance at March 31, 2015 was $323.5 million, or approximately 90.9 percent of our consolidated total cash and cash equivalents balance of $355.7 million. Furthermore, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand for our product weakens and pricing deteriorates for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.

Investing Activities
Net cash used by investing activities was $15.7 million for the three months ended March 31, 2015, compared with $90.7 million for the comparable period in 2014.
We spent approximately $16 million and $41 million globally on expenditures related to sustaining capital during the three months ended March 31, 2015 and 2014, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
Additionally, for the three months ended March 31, 2014, we had capital expenditures at Bloom Lake mine related to expansion projects and expenditures for the tailings and water management system of $27.6 million and $19.3 million, respectively.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management, and business investment, we anticipate total cash used to now be $100 - $125 million, reduced from our previous expectation of $125 - $150 million.
Financing Activities
Net cash provided by financing activities in the first three months of 2015 was $310.0 million, compared to $197.9 million for the comparable period in 2014. Net cash provided by financing activities increased year-over-year due to the issuance of First Lien Notes, which resulted in net proceeds excluding debt issuance costs of $503.5 million, which was offset partially by the repurchase of senior notes of $133.3 million and debt issuance costs of $33.1 million. Net cash provided by financing activities in the first three months of 2014 included $225.0 million of net borrowings under the former revolving credit and uncommitted facilities. Offsetting net cash provided by financing activities in the first three months of 2015 and 2014 were dividend distributions of $12.8 million and $35.8 million, respectively. On March 27, 2015, our Board of Directors declared the quarterly cash dividend on our Preferred Shares of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a Preferred Share. The cash dividend of $12.8 million was paid on May 1, 2015 to our preferred shareholders of record as of the close of business on April 15, 2015.
Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital and/or bond markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of March 31, 2015 and December 31, 2014:

	(In Millions)
	March 31, 2015	December 31, 2014
Cash and cash equivalents	$355.7	$271.3
Available revolving credit facility[1]	$—	$1,125.0
Revolving loans drawn	—	—
Available borrowing base on ABL Facility[2]	441.1	—
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(141.7)	(149.5)
Borrowing capacity available	$299.4	$975.5

1 On March 30, 2015, we eliminated our revolving credit facility and replaced it with the ABL Facility.
[2] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
As of March 31, 2015, our primary sources of funding are the cash on hand, which totaled $355.7 million as of March 31, 2015, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gave us approximately $655.1 million in liquidity entering the second quarter of 2015, which is expected to be used to fund operations, capital expenditures and finance strategic initiatives.

As of March 31, 2015, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable.
We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating and investing activities. We continue to focus on achieving a capital structure that achieves the optimal mix of debt, equity and other financing arrangements.
Several credit markets may provide additional capacity should that become necessary. The bank market may provide funding through a term loan, bridge loan or credit facility. Additionally, we have access to the bond market as a source of capital. The risk associated with these credit markets is a significant increase in borrowing costs as a result of limited capacity and market conditions.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump, low-volatile metallurgical coal and high-volatile metallurgical coal. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and coal. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
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
At March 31, 2015, we have recorded $16.2 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $16.2 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2015 related to these arrangements.

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
At March 31, 2015, we had a derivative asset of $34.5 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2014. We estimate that a $75 change in the average hot-band steel price realized from the March 31, 2015 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $15.9 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 5.6 million MMBtu’s of natural gas at an average delivered price of $4.59 per MMBtu inclusive of the natural gas hedge impact or $4.08 per MMBtu net of the natural gas hedge impact during the first three months of 2015. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 6.9 million gallons of diesel fuel at an average delivered price of $2.05 per gallon excluding the diesel fuel hedge impact or $2.28 per gallon net of the diesel fuel hedge impact during the first three months of 2015. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was approximately 3.3 million gallons at an average delivered price of $1.66 per gallon for the same period.
In the ordinary course of business, there may also be increases in prices relative to electrical costs at our U.S. mine sites. Specifically, our Tilden and Empire mines in Michigan have entered into large curtailable special contracts with Wisconsin Electric Power Company. Charges under those special contracts are subject to a power supply cost recovery mechanism that is based on variations in the utility's actual fuel and purchase power expenses.
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A pilot energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines. This pilot program began in January 2015 and concluded during the beginning of April 2015. Based on the results of this pilot program, a more structured hedging program is being evaluated and may be implemented in the future. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $9.6 million in our annual fuel and energy cost based on expected consumption for the remainder of 2015.
Valuation of Other Long-Lived Assets
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
At March 31, 2015, we had two outstanding Australian foreign exchange rate contracts with total notional amounts of $20.0 million for which we elected hedge accounting. One outstanding Australian foreign exchange rate contract matures in May 2015 and the other matures in September 2015. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of these contracts to approximately negative $1.5 million, and a 10 percent decrease would reduce the fair value to approximately negative $4.8 million. Due to the uncertainty of 2015 hedge exposures, we have suspended entering into new foreign exchange rate contracts. As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2015. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of March 31, 2015:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio [1] :
AUD Contracts expiring in the next 12 months	$20.0	0.90	0.7607	$(3.2)
[1] Includes collar options and forward contracts.
Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the liquidity ratio. As of March 31, 2015, we had no amounts drawn on the ABL Facility.
The interest rate payable on the $500.0 million senior notes due in 2018 may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00 percent above the interest rate payable on the notes on the date of the initial issuance of notes. Throughout 2014, the interest rate payable on the $500 million 3.95 percent senior notes due was increased from 3.95 percent ultimately to 5.70 percent based on Substitute Rating Agency downgrades throughout the year. During the first quarter of 2015, subsequent to a downgrade, the interest rate was further increased to 5.95 percent. This maximum rate increase of 2.00 percent has resulted in an additional interest expense of $8.7 million per annum.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Outlook
We provide full-year expected revenues-per-ton ranges based on different assumptions of seaborne iron ore prices. We indicated that each different pricing assumption holds all other assumptions constant, including customer mix, as well as industrial commodity prices, freight rates, energy prices, production input costs and/or hot-band steel prices (all factors contained in certain of our supply agreements).
The table below provides certain Platts IODEX averages for the remaining nine months and the corresponding full-year realization for the U.S. Iron Ore and Asia Pacific Iron Ore segments. The estimates consider actual Platts IODEX rates for the first quarter. We previously furnished 2015 pricing expectations on February 2, 2015. Due to favorable changes in freight rates and customer mix, partially offset by reduced steel price assumptions, we have since raised our revenues-per-ton expectations for U.S. Iron Ore. In addition, due to increased lump premium assumptions, revenues-per-ton expectations in Asia Pacific Iron Ore increased as well.

2015 Full-Year Realized Revenues-Per-Ton Range Summary
Apr. - Dec. Platts IODEX (1)	U.S. Iron Ore (2)	Asia Pacific Iron Ore (3)
$30	$75 - $80	$20 - $25
$35	$75 - $80	$25 - $30
$40	$75 - $80	$30 - $35
$45	$80 - $85	$30 - $35
$50	$80 - $85	$35 - $40
$55	$80 - $85	$40 - $45
$60	$80 - $85	$40 - $45
$65	$80 - $85	$45 - $50
$70	$80 - $85	$50 - $55
$75	$80 - $85	$50 - $55
$80	$85 - $90	$55 - $60
(1)	The Platts IODEX is the benchmark assessment based on a standard specification of iron ore fines with 62% iron content (C.F.R. China).
(2)	U.S. Iron Ore tons are reported in long tons of pellets.
(3)	Asia Pacific Iron Ore tons are reported in metric tons of lump and fines, F.O.B. the port.
U.S. Iron Ore Outlook (Long Tons)
For 2015, we are lowering our full-year sales and production volume expectation to 20.5 million tons of iron ore pellets, reflecting currently low capacity utilization rates among U.S. steel producers, mainly attributed to heavy imported steel penetration. A majority of the tonnage removed from the outlook was priced below average realizations and was related to a higher cost of production.  Given these factors, as well as the positive impact of SG&A reductions (see "SG&A Expenses and Other Expectations") and other cost reductions, the overall impact on total EBITDA for the year is expected to be neutral-to-positive when compared to the previous forecast.
Despite the reduction in production tonnage, we are maintaining our previous cash production cost expectation of $55 - $60 per ton and the previous cash cost of goods sold per ton expectation of $60 - $65.
Depreciation, depletion and amortization for full-year 2015 is expected to be approximately $5 per ton.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2015 Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. The product mix is expected to contain 51 percent lump and 49 percent fines. This expectation assumes no divestiture of this business in 2015, which may or may not occur.

Based on a full-year average exchange rate of $0.77 U.S. Dollar to Australian Dollar, our full-year 2015 Asia Pacific Iron Ore cash production cost per ton expectation has been lowered to $30 - $35. Our cash cost of goods sold per ton expectation has been lowered to $35 - $40. This expectation reflects additional operational improvements in light of current market conditions as well as a more favorable foreign exchange rate expectation.
We anticipate depreciation, depletion and amortization to be approximately $3 per ton for full-year 2015.
North American Coal Outlook
We will no longer be providing a detailed outlook for our North American Coal business as a result of its accounting treatment, as previously explained in this release.
The following table provides a summary of our 2015 guidance for our two continuing business segments:

	2015 Outlook Summary
	U.S. Iron Ore (A)	Asia Pacific Iron Ore (B)
Sales volume (million tons)	20.5	11
Production volume (million tons)	20.5	11
Cash production cost per ton	$55 - $60	$30 - $35
Cash cost of goods sold per ton	$60 - $65	$35 - $40
DD&A per ton	$5	$3

(A)	U.S. Iron Ore tons are reported in long tons of pellets.
(B)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines.
SG&A Expenses and Other Expectations
We are lowering our full-year 2015 SG&A expense expectation to $120 million, a $20 million reduction from our previous expectation of $140 million.
We no longer anticipate any spending related to exploration.
Consolidated full-year 2015 depreciation, depletion and amortization is expected to be approximately $140 million.
Capital Budget Update
We are lowering our full-year 2015 capital expenditures budget to a range of $100 - $125 million, from our previous expectation of $125 - $150 million. This reduction reflects a continued focus on reducing expenditures. The spending range includes outflows related to North American Coal and assumes no additional asset divestitures.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	our ability to successfully execute an exit option for our Canadian entities that minimizes the cash outflows and associated liabilities of such entities, including the CCAA process;

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•	our actual levels of capital spending;

•	availability of capital and our ability to maintain adequate liquidity and successfully implement our financing plans;

•	uncertainty or weaknesses in global economic conditions, including downward pressure on prices, reduced market demand and any slowing of the economic growth rate in China;

•	our ability to successfully identify and consummate any strategic investments and complete planned divestitures, including with respect to our North American Coal operating segment;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions;

•	the impact of price-adjustment factors on our sales contracts;

•	changes in sales volume or mix;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to projects;

•
impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•	our ability to cost-effectively achieve planned production rates or levels;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	our ability to maintain appropriate relations with unions and employees and enter into or renew collective bargaining agreements on satisfactory terms;

•	risks related to international operations;

•	availability of capital equipment and component parts;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting;

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry; and

•	the risk factors identified in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
For additional factors affecting the business of Cliffs, refer to Part II - Item 1A - Risk Factors. You are urged to carefully consider these risk factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in the Management's Discussion and Analysis section of this report.

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
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in our Annual Report on Form 10-K for the year ended December 31, 2014.

PART II

Item 1.	Legal Proceedings
Essar Litigation. The Cleveland-Cliffs Iron Company, Northshore Mining Company and Cliffs Mining Company (collectively, the "Cliffs Plaintiffs") filed a complaint against Essar in the U.S. District Court for the Northern District of Ohio, Eastern Division, on January 12, 2015, asserting that Essar breached the Essar Sale Agreement by, among other things, failing to take delivery of and pay for its nominated ore in 2014, failing to make certain payments under a true up provision, and disclosing confidential information. The complaint also seeks a declaration that Essar is not entitled to receive certain credit payments under the terms of the Essar Sale Agreement. The Cliffs Plaintiffs seek damages in excess of $90 million. Essar filed an Answer and Counterclaim on February 11, 2015, seeking damages in excess of $160 million for various alleged breaches of the Essar Sale Agreement, including failure to deliver ore, overcharging for certain deliveries, failure to pay certain credit payments and disclosing confidential information. The parties started the discovery process but no discovery cutoff has been set. The parties agreed to attempt mediation of the claims. Two hearings took place on March 7 and March 21, 2015. The mediations were unsuccessful and a jury trial has been set for December 7, 2015.
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed suit in the U.S. District Court for the Northern District of Ohio against us and certain current and former officers and directors of the Company. The action is captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031. The action asserts violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. The lawsuit seeks class certification and an award of monetary damages to the putative class in an unspecified amount, along with costs of suit and attorneys’ fees. On October 21, 2014, defendants filed a motion to dismiss this action, which was denied as moot. Plaintiff was ordered to file and did file an amended complaint on March 31, 2015. The lawsuit has been referred to our insurance carriers.
In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action, which is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., and after a round of removal and remand motions, is now pending in Cuyahoga County Court of Common Pleas, No. CV-14-828140. The suit asserts claims against us, certain current and former officers and directors of the Company, and several underwriters of the offering, alleging disclosure violations in the registration statement regarding operations at our Bloom Lake mine and the impact of those operations on our finances and outlook. This action seeks class certification and monetary relief in an unspecified amount, along with costs of suit and attorneys’ fees. This lawsuit has been referred to our insurance carriers.
Southern Natural Gas Lawsuit:  On July 23, 2014, Southern Natural Gas Company, L.L.C. filed a lawsuit in the Circuit Court of Jefferson County, Alabama (Case No. 68-CV-2014-900533.00) against the Company and others.  The suit seeks to prevent coal mining activity underneath a gas pipeline at our Oak Grove property and to require defendants to pay the costs associated with relocating that pipeline.  The suit seeks declaratory judgment, permanent injunctive relief and nuisance damages.  The Circuit Court denied our motion to dismiss the complaint and we subsequently filed a petition for a writ of mandamus in the Alabama Supreme Court requesting that it direct the Circuit Court to dismiss the case for lack of subject matter jurisdiction, which motion has been denied. Discovery is ongoing. We also filed a Joinder of Additional Parties, including Kinder Morgan, Inc., and a Counterclaim, asserting breach or repudiation of easement agreements, interference with business relations, and slander of title.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

We are subject to bankruptcy risks relating to our Canadian operations.
As previously disclosed, the Bloom Lake Group commenced the CCAA process in January 2015 to address the Bloom Lake Group's immediate liquidity issues and to preserve and protect its assets for the benefit of all stakeholders while restructuring and/or sale options are explored.  Certain obligations of the Bloom Lake Group, including equipment loans, were guaranteed by Cliffs.  It is possible that (a) as part of the CCAA process (i) claims may be asserted by or on behalf of the Bloom Lake Group against non-debtor affiliates of the Bloom Lake Group and/or (ii) claims of non-debtor affiliates against the Bloom Lake Group may be challenged and (b) creditors of the Bloom Lake Group may assert claims against non-debtor affiliates of the Bloom Lake Group under the guarantees discussed above.  For example, on March 16, 2015, Bank of Nova Scotia filed a lawsuit in the U.S. District Court for the Northern District of Ohio, Eastern Division, against Cliffs asserting that Cliffs breached its obligations under a guaranty of certain equipment loans made by Key Equipment Finance Inc. (Bank of Nova Scotia's predecessor-in-interest) to the Bloom Lake Group, which lawsuit seeks an award of $52.6 million plus unpaid accrued interest and expenses. While we anticipate the restructuring and/or sale of the Bloom Lake Group assets may mitigate these risks, to the extent that any claims are successful or the Bloom Lake Group’s obligations guaranteed by Cliffs are not satisfied in full by any such restructuring or sale, Cliffs could be held liable for certain obligations.
Additionally, at the end of March 2014, we idled our Wabush Scully mine, and in the fourth quarter of 2014, we began to implement the permanent closure plan for the mine. We also have several advanced exploration projects located in Canada at different stages of evaluation at this time, although we are not allocating capital to these projects. If the entities related to our Wabush Scully mine or Canadian exploration projects seek relief under the CCAA process, it is possible that claims may be asserted by or on behalf of these entities against us and other non-debtor affiliates and/or claims of non-debtor affiliates against these entities may be challenged. Although we anticipate that any sale and/or restructuring of the assets held by these entities may mitigate these risks, to the extent that we seek such relief and any claims are successful, Cliffs could be held liable for certain obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2015	—	$—	—	$200,000,000
February 1 - 28, 2015	19,432	$6.67	—	$200,000,000
March 1 - 31, 2015	—	$—	—	$200,000,000
	19,432	$6.67	—	$200,000,000

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

(2)
On August 25, 2014, the Board of Directors authorized a new share repurchase plan pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million dollars. No shares have been purchased through March 31, 2015. The authorization is active until December 31, 2015.

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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 70.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	May 6, 2015

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 30, 2015, including Form of 8.250% Senior Secured Notes due 2020 (filed herewith)

4.2
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 30, 2015, including Form of 7.75% Second Lien Senior Secured Notes due 2020 (filed herewith)

10.1
Amendment No. 6, dated as of January 22, 2015, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among the Company, the foreign subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.86 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.2
Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed herewith)

10.3	* Form of 2015 Change in Control Severance Agreement (filed herewith)
10.4	* Severance Agreement and Release by and between Terrance M. Paradie and Cliffs Natural Resources Inc., dated April 14, 2015 (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of May 6, 2015 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of May 6, 2015 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of May 6, 2015 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of May 6, 2015 (filed herewith)

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