Form 10-Q
period 2015-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2015-07-29
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 153,404,804 as of July 27, 2015.

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

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
BAML	Bank of America Merrill Lynch
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
CEO	Chief Executive Officer
CFR	Cost and freight
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
CODM	Chief Operating Decision Maker
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	Federal Mine Safety and Health Act of 1977
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LTVSMC	LTV Steel Mining Company
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
Monitor	FTI Consulting Canada Inc.
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MSHA	U.S. Mine Safety and Health Administration
Noront	Noront Resources Ltd.
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement employment benefits
Pinnacle	Pinnacle Mining Company, LLC
Preferred Share	7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
SSR	System Support Resource
Securities Act	Securities Act of 1933
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
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

WARN Act	Worker Adjustment and Retraining Notification Act
2012 Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan
2012 Amended Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$454.3	$696.3	$857.4	$1,259.8
Freight and venture partners' cost reimbursements	43.8	51.4	86.7	103.4
	498.1	747.7	944.1	1,363.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(440.8)	(564.2)	(806.0)	(989.7)
SALES MARGIN	57.3	183.5	138.1	373.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(30.8)	(40.9)	(59.8)	(81.4)
Miscellaneous - net	(0.8)	(3.3)	19.3	(13.6)
	(31.6)	(44.2)	(40.5)	(95.0)
OPERATING INCOME	25.7	139.3	97.6	278.5
OTHER INCOME (EXPENSE)
Interest expense, net	(63.6)	(42.1)	(106.5)	(82.5)
Gain on extinguishment of debt	—	—	313.7	—
Other non-operating income (expense)	(2.1)	1.6	(2.9)	2.4
	(65.7)	(40.5)	204.3	(80.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	(40.0)	98.8	301.9	198.4
INCOME TAX BENEFIT (EXPENSE)	1.8	(7.6)	(173.3)	(37.2)
EQUITY LOSS FROM VENTURES, net of tax	—	(0.3)	—	(0.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(38.2)	90.9	128.6	160.6
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	103.4	(76.4)	(825.1)	(216.8)
NET INCOME (LOSS)	65.2	14.5	(696.5)	(56.2)
INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(5.0)	(3.6)	(3.1)	(3.2)
(Three Months Ended June 30, 2015 - No loss related to Discontinued Operations, Six Months Ended June 30, 2015 - Loss of $7.7 million related to Discontinued Operations, Three and Six Months Ended June 30, 2014 - Loss of $9.4 million and $16.7 million, respectively, related to Discontinued Operations)

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$60.2	$10.9	$(699.6)	$(59.4)
PREFERRED STOCK DIVIDENDS	—	(12.8)	(12.8)	(25.6)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$60.2	$(1.9)	$(712.4)	$(85.0)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$(0.28)	$0.49	$0.74	$0.86
Discontinued operations	0.67	(0.50)	(5.39)	(1.42)
	$0.39	$(0.01)	$(4.65)	$(0.56)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$(0.28)	$0.48	$0.70	$0.86
Discontinued operations	0.67	(0.50)	(4.62)	(1.41)
	$0.39	$(0.02)	$(3.92)	$(0.55)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,232	153,087	153,203	153,064
Diluted	153,232	153,881	178,685	153,860
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$—	$0.44	$0.44	$0.88
CASH DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.15	$—	$0.30
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$60.2	$10.9	$(699.6)	$(59.4)
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	0.6	3.2	29.4	6.6
Unrealized net gain (loss) on marketable securities, net of tax	0.7	(3.7)	1.5	0.2
Unrealized net gain on foreign currency translation	0.5	19.7	168.5	60.2
Unrealized net gain on derivative financial instruments, net of tax	8.3	16.3	7.5	26.8
OTHER COMPREHENSIVE INCOME	10.1	35.5	206.9	93.8
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.8)	(0.6)	10.0	(1.1)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$69.5	$45.8	$(482.7)	$33.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$276.2	$271.3
Accounts receivable, net	49.2	122.7
Inventories	487.1	260.1
Supplies and other inventories	115.8	118.6
Income tax receivable	163.1	217.6
Short-term assets of discontinued operations	150.5	330.6
Other current assets	140.3	128.0
TOTAL CURRENT ASSETS	1,382.2	1,448.9
PROPERTY, PLANT AND EQUIPMENT, NET	1,077.2	1,070.5
OTHER ASSETS
Long-term assets of discontinued operations	—	400.1
Other non-current assets	150.0	244.5
TOTAL OTHER ASSETS	150.0	644.6
TOTAL ASSETS	$2,609.4	$3,164.0
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2015	December 31, 2014
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$140.0	$166.1
Accrued expenses	175.5	201.7
Short-term liabilities of discontinued operations	196.9	400.6
Other current liabilities	246.0	190.2
TOTAL CURRENT LIABILITIES	758.4	958.6
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	244.8	259.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	214.9	165.6
LONG-TERM DEBT	2,887.4	2,843.3
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	436.1
OTHER LIABILITIES	244.1	235.0
TOTAL LIABILITIES	4,349.6	4,898.3
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference
Issued and Outstanding - 731,223 shares (2014 - 731,223 shares)	731.3	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2014 - 400,000,000 shares);
Issued - 159,546,224 shares (2014 - 159,546,224 shares);
Outstanding - 153,404,804 shares (2014 - 153,246,754 shares)	19.8	19.8
Capital in excess of par value of shares	2,304.6	2,309.8
Retained deficit	(4,673.1)	(3,960.7)
Cost of 6,141,420 common shares in treasury (2014 - 6,299,470 shares)	(277.5)	(285.7)
Accumulated other comprehensive loss	(28.9)	(245.8)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,923.8)	(1,431.3)
NONCONTROLLING INTEREST (DEFICIT)	183.6	(303.0)
TOTAL DEFICIT	(1,740.2)	(1,734.3)
TOTAL LIABILITIES AND DEFICIT	$2,609.4	$3,164.0
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(696.5)	$(56.2)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	63.5	286.4
Impairment of long-lived assets	76.6	2.4
Deferred income taxes	162.6	(139.0)
Gain on extinguishment of debt	(313.7)	—
Loss on deconsolidation, net of cash deconsolidated	641.4	—
Other	54.3	22.4
Changes in operating assets and liabilities:
Receivables and other assets	136.6	85.5
Product inventories	(217.4)	(251.7)
Payables and accrued expenses	(155.6)	(73.7)
Net cash used by operating activities	(248.2)	(123.9)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(34.4)	(164.3)
Other investing activities	0.4	16.0
Net cash used by investing activities	(34.0)	(148.3)
FINANCING ACTIVITIES
Proceeds from first lien notes offering	503.5	—
Debt issuance costs	(33.6)	—
Repurchase of debt	(133.3)	—
Borrowings under credit facilities	309.8	730.4
Repayment under credit facilities	(309.8)	(315.6)
Common stock dividends	—	(46.0)
Preferred stock dividends	(25.6)	(25.6)
Other financing activities	(42.6)	(52.5)
Net cash provided by financing activities	268.4	290.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	5.9
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14.7)	24.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290.9	335.5
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276.2	$359.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA. We had recently suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group have been extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Additionally, as we continue to re-focus our strategy on strengthening our U.S. Iron Ore operations, management determined that our North American Coal operating segment as of the period ended March 31, 2015 met the criteria to be classified as held for sale under ASC 205 - Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.
We now report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.

Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations as of June 30, 2015:

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
1 As of January 27, 2015 and May 20, 2015, we deconsolidated substantially all of our Canadian operations following the CCAA filing. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2015 and December 31, 2014.

				(In Millions)
Investment	Classification	Accounting Method	Interest Percentage	June 30, 2015	December 31, 2014
Hibbing	Other non-current assets	Equity Method	23%	$0.9	$3.1
Other	Other non-current assets	Equity Method	Various	1.1	1.0
				$2.0	$4.1

Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of the Company’s Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in our Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2015, net losses of $0.8 million and gains of $12.7 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended June 30, 2015, losses of $0.7 million, resulted from remeasurement of cash and cash equivalents. Additionally, of these amounts for the six months ended June 30, 2015, gains of $12.4 million and $0.7 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. For the three and six months ended June 30, 2014, net losses of $6.0 million and $17.5 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains and losses, for the three months ended June 30, 2014, losses of $4.2 million and $2.0 million, respectively, and for the six months ended June 30, 2014, losses of $13.0 million and $5.1 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents.
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
Recent Accounting Pronouncements
Issued and Not Effective
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We do not expect this adoption to have an impact on our Statements of Unaudited Condensed Consolidated Operations or Statements of Unaudited Condensed Consolidated Cash Flows.  The impact of the adoption of the guidance will result in reclassification of the unamortized debt issuance costs on the Statements of Unaudited Condensed Consolidated Financial Position, which were $44.3 million and $25.6 million at June 30, 2015 and December 31, 2014, respectively.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment product revenues in the first half of 2015 or 2014.

We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as Net Income (Loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, extinguishment of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of selling, general and administrative costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
The following tables present a summary of our reportable segments for the three and six months ended June 30, 2015 and 2014, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenues from product sales and services:
U.S. Iron Ore	$369.7	74%	$514.6	69%	$681.5	72%	$875.9	64%
Asia Pacific Iron Ore	128.4	26%	233.1	31%	262.6	28%	487.3	36%
Total revenues from product sales and services	$498.1	100%	$747.7	100%	$944.1	100%	$1,363.2	100%

Sales margin:
U.S. Iron Ore	$49.0		$147.2		$129.0		$242.2
Asia Pacific Iron Ore	8.3		36.0		9.1		102.3
Eliminations with discontinued operations	—		0.3		—		29.0
Sales margin	57.3		183.5		138.1		373.5
Other operating expense	(31.6)		(44.2)		(40.5)		(95.0)
Other income (expense)	(65.7)		(40.5)		204.3		(80.1)
Income (loss) from continuing operations before income taxes and equity loss from ventures	$(40.0)		$98.8		$301.9		$198.4

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$65.2	$14.5	$(696.5)	$(56.2)
Less:
Interest expense, net	(64.3)	(44.8)	(108.5)	(87.5)
Income tax benefit (expense)	2.9	69.1	(172.1)	90.9
Depreciation, depletion and amortization	(30.5)	(145.3)	(63.5)	(286.4)
EBITDA	$157.1	$135.5	$(352.4)	$226.8
Less:
Impact of discontinued operations	$103.0	$(76.0)	$(821.1)	$(194.1)
Gain on extinguishment of debt	—	—	313.7	—
Severance and contractor termination costs	(10.0)	(6.2)	(11.6)	(16.6)
Foreign exchange remeasurement	(0.8)	(6.0)	12.7	(17.5)
Adjusted EBITDA	$64.9	$223.7	$153.9	$455.0

EBITDA:
U.S. Iron Ore	$68.8	$172.7	$170.4	$296.3
Asia Pacific Iron Ore	9.6	66.1	27.6	151.4
Other	78.7	(103.3)	(550.4)	(220.9)
Total EBITDA	$157.1	$135.5	$(352.4)	$226.8

Adjusted EBITDA:
U.S. Iron Ore	$77.2	$178.7	$182.3	$309.6
Asia Pacific Iron Ore	17.4	76.7	23.1	175.8
Other	(29.7)	(31.7)	(51.5)	(30.4)
Total Adjusted EBITDA	$64.9	$223.7	$153.9	$455.0

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation, depletion and amortization:
U.S. Iron Ore	$22.0	$26.6	$43.7	$55.3
Asia Pacific Iron Ore	6.7	42.3	13.0	81.4
Other	1.8	2.0	3.6	3.9
Total depreciation, depletion and amortization	$30.5	$70.9	$60.3	$140.6

Capital additions[1]:
U.S. Iron Ore	$11.3	$14.0	$20.8	$28.9
Asia Pacific Iron Ore	1.1	2.0	4.5	5.2
Other	3.2	1.9	3.6	2.8
Total capital additions	$15.6	$17.9	$28.9	$36.9

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2015	December 31, 2014
Assets:
U.S. Iron Ore	$1,629.7	$1,464.9
Asia Pacific Iron Ore	238.3	274.6
Other	31.3	147.0
Total segment assets	1,899.3	1,886.5
Corporate	559.6	546.8
Assets of Discontinued Operations	150.5	730.7
Total assets	$2,609.4	$3,164.0
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2015 and December 31, 2014:

	(In Millions)
	June 30, 2015			December 31, 2014
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$377.2	$22.9	$400.1	$132.1	$13.5	$145.6
Asia Pacific Iron Ore	20.7	66.3	87.0	26.4	88.1	114.5
Total	$397.9	$89.2	$487.1	$158.5	$101.6	$260.1
Due to a change in the mine plan, Asia Pacific Iron Ore had long-term work-in-process stockpiles of $20.8 million classified as Other non-current assets in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2015. There were no long-term work-in-process stockpiles as of December 31, 2014.
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of June 30, 2015 and December 31, 2014:

	(In Millions)
	June 30, 2015	December 31, 2014
Land rights and mineral rights	$500.6	$500.5
Office and information technology	69.9	73.7
Buildings	60.2	59.8
Mining equipment	589.6	585.1
Processing equipment	514.8	510.2
Electric power facilities	44.2	46.8
Land improvements	24.8	24.7
Other	100.1	55.0
Construction in-progress	25.5	14.4
	1,929.7	1,870.2
Allowance for depreciation and depletion	(852.5)	(799.7)
	$1,077.2	$1,070.5

We recorded depreciation and depletion expense of $29.5 million and $58.2 million in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015, respectively. This compares with depreciation and depletion expense of $68.4 million and $136.1 million for three and six months ended June 30, 2014, respectively.
NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of June 30, 2015 and December 31, 2014:

($ in Millions)
June 30, 2015
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$423.2	$422.9	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	308.5	308.1	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	492.8	487.0	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	326.8	325.8	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	6.22%	2018	436.0	434.0	(5)
$540 Million 8.25% 2020 First Lien Notes	Fixed	9.97%	2020	540.0	504.9	(6)
$544.2 Million 7.75% 2020 Second Lien Notes	Fixed	15.55%	2020	544.2	402.2	(7)
$550 Million ABL Facility:
ABL Facility	Variable	2.25%	2020	550.0	—	(8)
Fair Value Adjustment to Interest Rate Hedge					2.5
Total debt				$3,621.5	$2,887.4
Less: Short-term and current portion of long-term debt					—
Long-term debt					$2,887.4

($ in Millions)
December 31, 2014
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.88%	2021	$690.0	$689.5	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	490.0	489.4	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	790.5	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	395.0	393.7	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	5.17%	2018	480.0	477.4	(5)
$1.125 Billion Credit Facility:
Revolving Credit Agreement	Variable	2.94%	2017	1,125.0	—	(9)
Fair Value Adjustment to Interest Rate Hedge					2.8
Total debt				$3,980.0	$2,843.3
Less: Short-term and current portion of long-term debt					—
Long-term debt					$2,843.3

(1)
During the first quarter of 2015, we purchased $58.3 million of outstanding 4.875 percent senior notes that were trading at a discount of 52.0 percent which resulted in a gain on extinguishment of $20.0 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $208.5 million of the 4.875 percent senior notes for $170.3 million of the 7.75 percent second lien notes at a discount of $46.0 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $83.1 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of June 30, 2015, the $700.0 million 4.875 percent senior notes were recorded at a par value of $423.2 million less unamortized discounts of $0.3 million, based on an imputed interest rate of 4.89 percent. As of December 31, 2014, the $700.0 million 4.875 percent senior notes were recorded at a par value of $690.0 million less unamortized discounts of $0.5 million based on an imputed interest rate of 4.88 percent.

(2)
During the first quarter of 2015, we purchased $43.8 million of outstanding 4.80 percent senior notes that were trading at a discount of 54.3 percent, which resulted in a gain on extinguishment of $15.6 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $137.8 million of the 4.80 percent senior notes for $112.9 million of the 7.75 percent second lien notes at a discount of $30.5 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $54.6 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of June 30, 2015, the $500.0 million 4.80 percent senior notes were recorded at a par value of $308.5 million less unamortized discounts of $0.4 million, based on an imputed interest rate of 4.83 percent. As of December 31, 2014, the $500.0 million 4.80 percent senior notes were recorded at a par value of $490.0 million less unamortized discounts of $0.6 million based on an imputed interest rate of 4.83 percent.

(3)
During the first quarter of 2015, we purchased $45.9 million of outstanding 6.25 percent senior notes that were trading at a discount of 52.5 percent, which resulted in a gain on extinguishment of $15.0 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $261.3 million of the 6.25 percent senior notes for $203.5 million of the 7.75 percent second lien notes at a discount of $55.0 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $107.3 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of June 30, 2015, the $800 million 6.25 percent senior notes were recorded at a par value of $492.8 million less unamortized discounts of $5.8 million, based on an imputed interest rate of 6.34 percent. As of December 31, 2014, the $800 million 6.25 percent senior notes were recorded at a par value of $800.0 million less unamortized discounts of $9.5 million based on an imputed interest rate of 6.34 percent.

(4)
During the first quarter of 2015, we purchased $1.3 million of outstanding 5.90 percent senior notes that were trading at a discount of 58.0 percent, which resulted in a gain on extinguishment of $0.3 million. In addition, on March 27, 2015, we exchanged as part of a tender offer $67.0 million of the 5.90 percent senior notes for $57.5 million of the 7.75 percent second lien notes at a discount of $15.5 million based on an imputed interest rate of 15.55 percent, resulting in a gain on extinguishment of $24.5 million, net of amounts expensed for unamortized original issue discount and deferred origination fees. As of June 30, 2015, the $400.0 million 5.90 percent senior notes were recorded at a par value of $326.8 million less unamortized discounts of $1.0 million, based on an imputed interest rate of 5.98 percent. As of December 31, 2014, the $400.0 million 5.90 percent senior notes were recorded at a par value of $395.0 million less unamortized discounts of $1.3 million based on an imputed interest rate of 5.98 percent.

(5)
During the first quarter of 2015, we purchased $44.0 million of outstanding 3.95 percent senior notes that were trading at a discount of 77.5 percent, which resulted in a gain on the extinguishment of debt of $7.1 million. As of June 30, 2015, the $500.0 million 3.95 percent senior notes were recorded at a par value of $436.0 million less unamortized discounts of $2.0 million, based on an imputed interest rate of 6.22 percent. As of December 31, 2014, the $500.0 million 3.95 percent senior notes were recorded at a par value of $480.0 million less unamortized discounts of $2.6 million based on an imputed interest rate of 5.17 percent.

(6)
As of June 30, 2015, the $540.0 million 8.25 percent first lien notes were recorded at a par value of $540.0 million less unamortized discounts of $35.1 million, based on an imputed interest rate of 9.97 percent.

(7)
As of June 30, 2015, the $544.2 million 7.75 percent second lien notes were recorded at a par value of $544.2 million less unamortized discounts of $142.0 million, based on an imputed interest rate of 15.55 percent. See NOTE 6 - FAIR VALUE MEASUREMENTS for further discussion of unamortized discount as a result of the exchange offers.

(8)
As of June 30, 2015, no loans were drawn under the ABL Facility and we had total availability of $532.7 million as a result of borrowing base limitations. As of June 30, 2015, the principal amount of letter of credit obligations totaled $198.0 million and foreign exchange hedge obligations totaled $2.1 million, thereby further reducing available borrowing capacity on our ABL Facility to $332.6 million.

(9)
As of December 31, 2014, we had no revolving loans drawn under the revolving credit agreement which had $1.125 billion availability. As of December 31, 2014, the principal amount of letter of credit obligations totaled $149.5 million, thereby further reducing available borrowing capacity on the revolving credit agreement to $975.5 million.

Revolving Credit Facility
As of March 30, 2015, we eliminated the revolving credit agreement which was last amended on January 22, 2015 (Amendment No. 6). The amended terms waived the potential event of default related to a CCAA filing by the Canadian Entities. The CCAA filing for our Bloom Lake Group was made subsequent to the effectiveness of this amendment. The amendment also reduced the size of the existing facility from $1.125 billion to $900 million. The revolving credit agreement was replaced with our ABL Facility.
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
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly-owned U.S. and Australian subsidiaries and are required to be guaranteed by certain of our future U.S. and Australian subsidiaries; provided, however, that the obligations of any U.S. entity will not be guaranteed by any Australian entity. Amounts outstanding under the ABL Facility will be secured by (i) a first-priority security interest in the ABL Collateral (as defined herein), including, in the case of the Australian tranche only, ABL Collateral owned by a borrower or guarantor that is organized under the laws of Australia, and (ii) a third-priority security interest in the Notes Collateral (as defined herein). The priority of the security interests in the ABL Collateral and the Notes Collateral of the lenders under the ABL Facility and the holders of the First Lien Notes are set forth in intercreditor provisions contained in an ABL intercreditor agreement.
The ABL Collateral generally consists of the following assets: accounts receivable and other rights to payment, inventory, as-extracted collateral, investment property, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing.
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
As of June 30, 2015, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
$540 Million 8.25 percent 2020 Senior Secured First Lien Notes - 2015 Offering

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
The First Lien Notes bear interest at a rate of 8.25 percent per annum. Interest on the First Liens Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2015. The First Lien Notes mature on March 31, 2020 and are secured senior obligations of the Company.
The First Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material U.S. subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien on substantially all of our U.S. assets, other than the ABL Collateral (the "Notes Collateral"), and (ii) a second-priority lien on the U.S. ABL Collateral, which is junior to a first-priority lien for the benefit of the lenders under the ABL Facility. The First Lien Notes and guarantees are general senior obligations of the Company and the applicable guarantor; are effectively senior to all of our unsecured indebtedness, to the extent of the value of the collateral; together with other obligations secured equally and ratably with the First Lien Notes, are effectively (i) senior to our existing and future ABL obligations, to the extent and value of the Notes Collateral and (ii) senior to our obligations under the Second Lien Notes, to the extent and value of the collateral; are effectively subordinated to (i) our existing and future ABL obligations, to the extent and value of the ABL Collateral, and (ii) any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral, to the extent of the value of such assets; will rank equally in right of payment with all existing and future senior indebtedness, and any guarantees thereof; will rank equally in priority as to the Notes Collateral with any future debt secured equally and ratably with the First Lien Notes incurred after March 30, 2015; rank senior in right of payment to all existing and future subordinated indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the First Lien Notes. The relative priority of the liens securing our First Lien Notes obligations and Second Lien Notes obligations compared to the liens securing our obligations under the ABL Facility and certain other matters relating to the administration of security interests are set forth in intercreditor agreements.
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
$544 Million 7.75 percent Senior Secured Second Lien Notes - 2015 Offering
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
The Second Lien Notes have substantially similar terms to those of the First Lien Notes except with respect to their priority security interest in the collateral. The Second Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material U.S. subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a second-priority lien (junior to the First Lien Notes) on substantially all of our U.S. assets, other than the ABL Collateral, and (ii) a third-priority lien (junior to the ABL Facility and the First Lien Notes) on the U.S. ABL Collateral.
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
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of June 30, 2015 and December 31, 2014, these letter of credit obligations totaled $198.0 million and $149.5 million, respectively.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at June 30, 2015:

(In Millions)
Maturities of Debt
2015 (July 1 - December 31)	$—
2016	—
2017	—
2018	436.0
2019	—
2020	1,719.5
2021 and thereafter	916.0
Total maturities of debt	$3,071.5
NOTE 6 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value at June 30, 2015 and December 31, 2014:

	(In Millions)
	June 30, 2015
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$130.0	$—	$—	$130.0
Derivative assets	—	—	7.7	7.7
Available-for-sale marketable securities	0.1	—	—	0.1
Total	$130.1	$—	$7.7	$137.8
Liabilities:
Derivative liabilities	$—	$—	$8.0	$8.0
Foreign exchange contracts	—	3.3	—	3.3
Total	$—	$3.3	$8.0	$11.3

	(In Millions)
	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative assets	$—	$—	$63.2	$63.2
Available-for-sale marketable securities	4.3	—	—	4.3
Total	$4.3	$—	$63.2	$67.5
Liabilities:
Derivative liabilities	$—	$—	$9.5	$9.5
Foreign exchange contracts	—	31.5	—	31.5
Total	$—	$31.5	$9.5	$41.0
Financial assets classified in Level 1 at June 30, 2015 include money market funds and available-for-sale marketable securities. Financial assets classified in Level 1 at December 31, 2014 include available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At June 30, 2015 and December 31, 2014, such derivative financial instruments included our existing foreign currency exchange contracts. The fair value of the foreign currency exchange contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.
The derivative financial assets classified within Level 3 at June 30, 2015 and December 31, 2014 included a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at June 30, 2015 and December 31, 2014. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at June 30, 2015	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate per ton (Weighted Average)

Provisional Pricing Arrangements	$0.2	Other current assets	Market Approach	Management's Estimate of 62% Fe	$60
	$8.0	Other current liabilities
Customer Supply Agreement	$7.5	Other current assets	Market Approach	Hot-Rolled Steel Estimate	$485 - $530 ($502)
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
We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2015 or 2014. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$34.5	$43.3	$63.2	$57.7
Total gains (losses)
Included in earnings	0.6	33.0	10.7	62.0
Settlements	(27.4)	(43.3)	(66.2)	(86.7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$7.7	$33.0	$7.7	$33.0
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$0.6	$33.0	$10.7	$62.0

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$(16.2)	$(4.0)	$(9.5)	$(1.0)
Total gains (losses)
Included in earnings	1.1	(16.2)	(17.3)	(20.2)
Settlements	7.1	—	18.8	1.0
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$(8.0)	$(20.2)	$(8.0)	$(20.2)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(5.8)	$(16.2)	$(8.0)	$(20.2)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015 and 2014.
The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at June 30, 2015 and December 31, 2014 were as follows:

		(In Millions)
		June 30, 2015		December 31, 2014
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes—$700 million	Level 1	$422.9	$208.4	$689.5	$367.3
Senior Notes—$1.3 billion	Level 1	795.1	357.4	1,279.9	704.0
Senior Notes—$400 million	Level 1	325.8	163.6	393.7	228.1
Senior Notes—$500 million	Level 1	434.0	318.0	477.4	312.0
Senior First Lien Notes —$540 million	Level 1	504.9	512.7	—	—
Senior Second Lien Notes —$544.2 million	Level 1	402.2	348.2	—	—
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	2.5	2.5	2.8	2.8
Total long-term debt		$2,887.4	$1,910.8	$2,843.3	$1,614.2
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates. The asset based revolving credit facility is variable rate interest and approximates fair value. See NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the financial and non-financial assets and liabilities that were measured on a fair value basis at March 31, 2015 and December 31, 2014. There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at June 30, 2015. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

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
NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2015 and 2014:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$6.3	$6.8	$12.6	$13.5
Interest cost	9.5	10.1	18.9	20.2
Expected return on plan assets	(15.0)	(14.5)	(29.9)	(29.0)
Amortization:
Prior service costs	0.6	0.6	1.2	1.2
Net actuarial loss	5.4	3.6	10.8	7.1
Curtailments/settlements	—	$0.9	0.3	1.2
Net periodic benefit cost to continuing operations	$6.8	$7.5	$13.9	$14.2

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1.5	$1.6	$3.0	$3.3
Interest cost	3.2	3.4	6.5	6.8
Expected return on plan assets	(4.6)	(4.3)	(9.2)	(8.6)
Amortization:
Prior service costs	(0.9)	(0.9)	(1.8)	(1.8)
Net actuarial loss	—	1.2	3.1	2.5
Net periodic benefit cost to continuing operations	$(0.8)	$1.0	$1.6	$2.2
We made pension contributions of $0.3 million and $4.2 million for the three and six months ended June 30, 2015, compared to pension contributions of $5.3 million and $9.4 million for the three and six months ended June 30, 2014. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and six months ended June 30, 2015 and June 30, 2014.
NOTE 8 - STOCK COMPENSATION PLANS
Employees’ Plans
The Compensation and Organization Committee of the Board of Directors approved grants under the 2012 Amended Equity Plan to certain officers and employees for the 2015 to 2017 performance period. Shares granted under the awards during 2015 consisted of 0.9 million performance shares based on TSR, 0.9 million restricted share units and 0.4 million stock options. The performance shares may or may not convert into shares based on our shares achieving and maintaining certain milestones above an absolute threshold during the performance period.
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
NOTE 9 - INCOME TAXES
For the three and six months ended June 30, 2015, we recorded an income tax benefit in continuing operations of $1.8 million and an income tax expense of $173.3 million, respectively. For the three and six months ended June 30, 2014 we recorded an income tax expense of $7.6 million and $37.2 million, respectively. The increase of income tax expense for the six months ended June 30, 2015 was primarily driven by the placement of a valuation allowance against U.S. deferred tax assets that were recognized in prior years. The year-to-date expense was calculated using the year-to-date loss, considering non-taxable and non-deductible items expected to be incurred for the full year unless those items are expected to be ratably incurred based on operating activity or profitability, (e.g. depletion), in which case we only considered year-to-date actual amounts, multiplied by the statutory rate and offset by the computed valuation allowance.
For the three and six months ended June 30, 2015, we recorded discrete items that resulted in an income tax benefit of $0.3 million and an income tax expense of $167.2 million, respectively. The six months ended June 30, 2015 adjustments relate primarily to the placement of a valuation allowance against U.S. deferred tax assets that were recognized in prior years. This compares to discrete items that resulted in an income tax benefit of $0.2 million and $0.6 million for the three and six months ended June 30, 2014, respectively.

NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $2.0 million and $6.3 million for the three and six months ended June 30, 2015, respectively, compared with $3.3 million and $9.5 million for the same respective period in 2014.
Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2015 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2015 (July 1 - December 31)	$13.0		$5.4
2016	25.2		8.4
2017	23.1		7.3
2018	18.6		6.6
2019	10.1		4.8
2020 and thereafter	19.0		9.9
Total minimum lease payments	$109.0		$42.4
Amounts representing interest	23.2
Present value of net minimum lease payments	$85.8	(1)

(1)
The total is comprised of $18.2 million and $67.6 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2015.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $218.2 million and $170.8 million at June 30, 2015 and December 31, 2014, respectively. The following is a summary of the obligations as of June 30, 2015 and December 31, 2014:

	(In Millions)
	June 30, 2015	December 31, 2014
Environmental	$4.2	$5.5
Mine closure
LTVSMC	23.6	22.9
Operating mines:
U.S. Iron Ore	169.6	120.9
Asia Pacific Iron Ore	20.8	21.5
Total mine closure	214.0	165.3
Total environmental and mine closure obligations	218.2	170.8
Less current portion	3.3	5.2
Long term environmental and mine closure obligations	$214.9	$165.6
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	(In Millions)
	June 30, 2015	December 31, 2014 (1)
Asset retirement obligation at beginning of period	$142.4	$177.6
Accretion expense	2.5	5.7
Exchange rate changes	(1.3)	(2.4)
Revision in estimated cash flows	46.8	(38.5)
Asset retirement obligation at end of period	$190.4	$142.4
(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2014.
The revision in the asset retirement costs recorded during the six months ended June 30, 2015 relates primarily to revisions of the timing of the estimated cash flows associated with required storm water management systems expected to be implemented subsequent to the closure of the mine for one of our U.S. Iron Ore mines.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the six months ended June 30, 2015 and the year ended December 31, 2014:

	(In Millions)
	June 30, 2015			December 31, 2014
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$—	$2.0	$2.0	$72.5	$74.5
Impairment	—	—	—	—	(73.5)	(73.5)
Impact of foreign currency translation	—	—	—	—	1.0	1.0
Ending Balance	$2.0	$—	$2.0	$2.0	$—	$2.0
Accumulated goodwill impairment loss	$—	$(73.5)	$(73.5)	$—	$(73.5)	$(73.5)
Other Intangible Assets and Liabilities
The following table is a summary of intangible assets and liabilities as of June 30, 2015 and December 31, 2014:

		(In Millions)
		June 30, 2015			December 31, 2014
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.8	$(18.5)	$60.3	$79.2	$(16.5)	$62.7
Total intangible assets		$78.8	$(18.5)	$60.3	$79.2	$(16.5)	$62.7
Below-market sales contracts	Other current liabilities	$(23.0)	$—	$(23.0)	$(23.0)	$—	$(23.0)
Below-market sales contracts	Other liabilities	(205.9)	190.5	(15.4)	(205.9)	182.8	(23.1)
Total below-market sales contracts		$(228.9)	$190.5	$(38.4)	$(228.9)	$182.8	$(46.1)

Amortization expense relating to intangible assets was $1.0 million and $2.1 million for the three and six months ended June 30, 2015 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $2.3 million and $4.6 million for the comparable periods in 2014. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2015 (remaining six months)	$1.9
2016	3.8
2017	4.2
2018	4.2
2019	3.4
2020	2.5
Total	$20.0
The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which has a remaining life of approximately two years and expires December 31, 2016. For the three and six months ended June 30, 2015 and 2014, we recognized $7.7 million and $7.6 million, respectively, in Product revenues related to the below-market sales contracts. During the first three months of 2015 and 2014, there were no Product revenues related to the below-market sales contract due to the timing of the Great Lakes shipping season. The following amounts are estimated to be recognized in Product revenues for the remainder of this year and the succeeding fiscal year:

(In Millions)
Year Ending December 31,
2015 (remaining six months)	$15.3
2016	23.1
Total	$38.4

NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2015 and December 31, 2014:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—		$—	Other current liabilities	$21.6
Total derivatives designated as hedging instruments under ASC 815		$—		$—		$—		$21.6
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—	Other current liabilities	$3.3	Other current liabilities	$9.9
Customer Supply Agreement	Other current assets	7.5	Other current assets	63.2		—		—
Provisional Pricing Arrangements	Other current assets	0.2		—	Other current liabilities	8.0	Other current liabilities	9.5
Total derivatives not designated as hedging instruments under ASC 815		$7.7		$63.2		$11.3		$19.4
Total derivatives		$7.7		$63.2		$11.3		$41.0
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
We use foreign currency exchange contracts to hedge our foreign currency exposure for a portion of our U.S. dollar sales receipts in our Australian functional currency entities. For our Australian operations, U.S. dollars are converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. The primary objective for the use of these instruments is to reduce exposure to changes in currency exchange rates and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. Due to the uncertainty of 2015 hedge exposures, we have suspended entering into new foreign exchange rate contracts. As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2015.
As of June 30, 2015, we had outstanding Australian foreign currency exchange contracts with notional amounts of $10.0 million in the form of forward contracts for which we elected hedge accounting. The one outstanding Australian foreign exchange rate contract matures in September 2015. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $220.0 million as of December 31, 2014.

Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position. Any ineffectiveness is recognized immediately in income. As of June 30, 2015 and 2014, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Australian hedge contracts were de-designated during the first quarter of 2015 and no longer qualified for hedge accounting treatment. All of these de-designated hedges were settled and were no longer outstanding by March 31, 2015. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. Of the amounts remaining in Accumulated other comprehensive loss related to the designated Australian hedge contracts, we estimate that losses of $0.9 million (net of tax), respectively, will be reclassified into earnings within the next 12 months.
The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015 and 2014:

	(In Millions)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
Australian Dollar Foreign Exchange Contracts (hedge designation)	$0.5	$3.7	Product revenues	$(1.0)	$(3.7)
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Product revenues	(6.8)	—
Canadian Dollar Foreign Exchange Contracts (hedge designation)	—	6.0	Cost of goods sold and operating expenses	—	(2.7)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	—	(0.2)
Total	$0.5	$9.7		$(7.8)	$(6.6)

	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(2.1)	$9.2	Product revenues	$(7.3)	$(12.8)
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	(4.5)	—	Product revenues	(6.8)	—
Canadian Dollar Foreign Exchange Contracts (hedge designation)	—	(1.8)	Cost of goods sold and operating expenses	—	(6.1)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	—	Cost of goods sold and operating expenses	—	(0.5)
	$(6.6)	$7.4		$(14.1)	$(19.4)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the first quarter of 2015, in connection with our refinancing initiatives, we discontinued hedge accounting and early-settled certain of our Australian foreign currency exchange contracts associated with Asia Pacific Iron Ore operations. Subsequent to de-designation, no further foreign currency exchange rate contracts were entered into for the Asia Pacific Iron Ore operations. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation and remaining in Accumulated other comprehensive loss as of de-designation will be reclassified to earnings and a corresponding realized loss will be recognized when the forecasted cash flow occurs. The hedges were de-designated and early-settled at the end of the first quarter of 2015. For the three and six months ended June 30, 2015, we reclassified losses of $9.7 million from Accumulated other comprehensive loss and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations upon the occurrence of the forecasted cash flows associated with each de-designated and early-settled contract. For the six months ended June 30, 2015, prior to the de-designation of the Asia Pacific Iron Ore hedges at the end of the first quarter of 2015, we reclassified losses of $6.3 million from Accumulated other comprehensive loss related to contracts that matured during the year, and recorded the amounts as Product revenues on the Statements of Unaudited Condensed Consolidated Operations. As of June 30, 2015, losses of $5.7 million (net of tax) remain in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation and early-settlement. We estimate the remaining losses of $5.7 million (net of tax) will be reclassified to Product revenues during the remainder of 2015 upon the occurrence of the related forecasted cash flows.
During the fourth quarter of 2014, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with Bloom Lake operations as projected future cash flows were no longer considered probable or reasonably possible, but we continued to hold these instruments as economic hedges to manage currency risk. Our parent company holds the Canadian foreign currency exchange contracts and the contracts were unaffected by Bloom Lake General Partner Limited and certain of its affiliates filing under the CCAA on January 27, 2015. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Bloom Lake operations. As of June 30, 2015 and December 31, 2014, the de-designated outstanding foreign exchange rate contracts had notional amounts of $21.0 million and $183.0 million in the form of forward contracts, respectively. The outstanding contracts as of June 30, 2015 have varying maturity dates ranging from July 2015 to September 2015.
The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation and remaining in Accumulated other comprehensive loss as of December 31, 2014 were reclassified to earnings upon the de-designation of the hedges as the hedges would not be effective prospectively due to the projected future cash flows associated with the hedges no longer being considered probable or reasonably possible. We reclassified losses of $7.3 million from Accumulated other comprehensive loss related to contracts that had not matured during the year, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Unaudited Condensed Consolidated Operations. A corresponding realized gain or loss is recognized in each period until settlement of the related economic hedge during 2015. For the three and six months ended June 30, 2015, the change in fair value of these de-designated foreign currency exchange contracts resulted in net losses of $3.4 million and net gains of $2.5 million, respectively.
We previously discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with the Wabush operation and the Ferroalloys operating segment as projected future cash flows were no longer considered probable, but we continued to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Wabush operation or the Ferroalloys operating segment. As of June 30, 2015 and December 31, 2014, there were no outstanding de-designated foreign currency exchange rate contracts as all remaining de-designated foreign exchange contracts matured during the second quarter of 2014.
Prior to the maturation of the contracts and as a result of discontinued hedge accounting, the instruments were prospectively adjusted to fair value each reporting period through Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. For the three and six months ended June 30, 2014, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $2.4 million and $3.3 million, respectively. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation were reclassified to earnings and a corresponding realized gain or loss was recognized when the forecasted cash flow occurred. For the three and six months ended June 30, 2014, we reclassified losses of $0.2 million and $0.5 million from Accumulated other comprehensive loss related to contracts that matured during the period, and recorded the amounts as Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations.

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
Prior to de-designation and settlement, when the interest rate swap derivative instruments were designated and qualified as fair-value hedges, the gain or loss on the hedge instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in net income. We included the gain or loss on the derivative instrument and the offsetting loss or gain on the hedged item in Other non-operating income (expense). The net gains recognized in Other non-operating income (expense) for the three and six months ended June 30, 2014 was $0.1 million and $0.3 million, respectively.
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
We recognized $0.4 million and $10.5 million as Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015, respectively, related to the supplemental payments. This compares with Product revenues of $34.3 million and $62.0 million for the comparable periods in 2014. Derivative assets, representing the fair value of the pricing factors, were $7.5 million and $63.2 million in the June 30, 2015 and December 31, 2014 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is initially recorded at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At June 30, 2015, we recorded $0.2 million as Other current assets related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. At December 31, 2014, we recorded no Other current assets related to our estimate of the final revenue rate with any of our customers. At June 30, 2015 and December 31, 2014, we recorded $8.0 million and $9.5 million, respectively, as

Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $8.4 million increase and a net $7.8 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015 related to these arrangements. This compares with a net $17.5 million decrease and a net $20.2 million decrease in Product revenues for the comparable periods in 2014.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015 and 2014:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign Exchange Contracts	Other non-operating income (expense) (1)	$(3.4)	$(2.4)	$2.5	$(3.3)
Foreign Exchange Contracts	Product revenues	(9.7)	—	(9.7)	—
Commodity Contracts	Cost of goods sold and operating expenses	0.2	—	(3.4)	—
Customer Supply Agreement	Product revenues	0.4	34.3	10.5	62.0
Provisional Pricing Arrangements	Product revenues	8.4	(17.5)	(7.8)	(20.2)
		$(4.1)	$14.4	$(7.9)	$38.5

(1)	At June 30, 2014, the location of the Gain (Loss) Recognized in Income on Derivative for Foreign Exchange Contracts was Cost of goods sold and operating expenses.
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

The chart below provides an asset group breakout for each financial statement line impacted by discontinued operations.

			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Unaudited Condensed Consolidated Operations
Income (Loss) from Discontinued Operations, net of tax	QTD June 30, 2015	$(31.5)	$134.9	$—	$134.9	$103.4
Income (Loss) from Discontinued Operations, net of tax	QTD June 30, 2014	$(17.7)	$(56.6)	$(2.1)	$(58.7)	$(76.4)
Income (Loss) from Discontinued Operations, net of tax	YTD June 30, 2015	$(107.2)	$(717.8)	$(0.1)	$(717.9)	$(825.1)
Income (Loss) from Discontinued Operations, net of tax	YTD June 30, 2014	$(63.8)	$(148.1)	$(4.9)	$(153.0)	$(216.8)

Statements of Unaudited Condensed Consolidated Financial Position
Short-term assets of discontinued operations	As of June 30, 2015	$150.5	$—	$—	$—	$150.5
Long-term assets of discontinued operations	As of June 30, 2015	$—	$—	$—	$—	$—
Short-term liabilities of discontinued operations	As of June 30, 2015	$196.9	$—	$—	$—	$196.9
Long-term liabilities of discontinued operations	As of June 30, 2015	$—	$—	$—	$—	$—
Short-term assets of discontinued operations	As of December 31, 2014	$143.8	$183.5	$3.3	$186.8	$330.6
Long-term assets of discontinued operations	As of December 31, 2014	$130.4	$256.0	$13.7	$269.7	$400.1
Short-term liabilities of discontinued operations	As of December 31, 2014	$81.3	$316.3	$3.0	$319.3	$400.6
Long-term liabilities of discontinued operations	As of December 31, 2014	$125.9	$304.6	$5.6	$310.2	$436.1

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization:	YTD June 30, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD June 30, 2015	$5.5	$—	$—	$—	$5.5
Impairment of long-lived assets	YTD June 30, 2015	$73.4	$—	$—	$—	$73.4
Depreciation, depletion and amortization:	YTD June 30, 2014	$61.9	$83.6	$0.2	$83.8	$145.7
Purchase of property, plant and equipment	YTD June 30, 2014	$20.2	$74.1	$—	$74.1	$94.3
Impairment of long-lived assets	YTD June 30, 2014	$—	$—	$—	$—	$—

North American Coal Operations
Background
As we continue to refine our strategy to one that focuses on strengthening our U.S. Iron Ore operations, management determined as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205 - Presentation of Financial Statements and continues to meet the criteria as of June 30, 2015. As such, all current and historical North American Coal operating segment results are included in our financial statement and classified within discontinued operations. Consistent with our strategy to extract maximum value from our current assets, we plan to sell the North American Coal assets within the current year. In the first quarter of 2015, as part of the held for sale classification assigned to North American Coal, an impairment of $73.4 million was recorded. The impairment charge was to reduce the assets to their estimated fair value which was determined based on potential sales scenarios. No further impairment was recorded in the second quarter of 2015.
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

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
Loss from Discontinued Operations	2015	2014	2015	2014
Revenues from product sales and services	$142.7	$179.2	$259.3	$345.4
Cost of goods sold and operating expenses	(167.0)	(231.9)	(274.3)	(446.5)
Sales margin	(24.3)	(52.7)	(15.0)	(101.1)
Other operating expense	(7.1)	(5.1)	(18.3)	(9.6)
Other expense	(0.5)	(0.4)	(1.0)	(1.0)
Loss from discontinued operations before income taxes	(31.9)	(58.2)	(34.3)	(111.7)
Impairment of long-lived assets	—	—	(73.4)	—
Income tax benefit	0.4	40.5	0.5	47.9
Loss from discontinued operations, net of tax	$(31.5)	$(17.7)	$(107.2)	$(63.8)

Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charge on non-financial assets that was measured on a fair value basis at March 31, 2015. There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at June 30, 2015. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Other long-lived assets - Property, plant and equipment and Mineral rights: North American Coal operating unit	$—	$—	$20.4	$20.4	$(73.4)
	$—	$—	$20.4	$20.4	$(73.4)
In the first quarter of 2015, as part of the held for sale classification assigned to North American Coal, an impairment of $73.4 million was recorded. The impairment charge was to reduce the assets to their estimated fair value which was determined based on potential sales scenarios. We determined the fair value and recoverability of our North American Coal operating segment by comparing the estimated fair value of the underlying assets and liabilities to the estimated sales price of the operating segment held for sale. No further impairment was recorded in the second quarter of 2015.
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations	June 30, 2015	December 31, 2014
Accounts receivable, net	$39.7	$44.8
Inventories	24.3	50.3
Supplies and other inventories	28.3	28.2
Other current assets	23.4	20.5
Property, plant and equipment, net	26.7	94.7
Other non-current assets	8.1	35.7
Total assets of discontinued operations	$150.5	$274.2

Accounts payable	$27.9	$22.4
Accrued liabilities	15.7	27.9
Other current liabilities	27.8	31.0
Pension and postemployment benefit liabilities[1]	58.6	55.8
Environmental and mine closure obligations	34.9	33.9
Other liabilities	32.0	36.2
Total liabilities of discontinued operations	$196.9	$207.2
[1] This does not include a liability of approximately $330 million, which is the most recent estimate of Pinnacle and Oak Grove’s combined share of the underfunded liability under the UMWA 1974 Pension Plan.

Income Taxes
We have recognized a tax benefit of $0.4 million and $0.5 million for the three and six months ended June 30, 2015, respectively, in discontinued operations, which primarily relate to a loss on our North American Coal investments.
Canadian Operations
Background
On November 30, 2013, we suspended indefinitely our Chromite Project in Northern Ontario. The Chromite Project remained suspended throughout 2014 and until final sale in 2015. Our Wabush Scully iron ore mine in Newfoundland and Labrador was idled by the end of the first quarter of 2014 and subsequently began to commence permanent closure in the fourth quarter of 2014. During 2014, we also limited exploration spending on the Labrador Trough South property in Québec. In November 2014, we announced that we were pursuing exit options for our Eastern Canadian Iron Ore operations. In December 2014, iron ore production at the Bloom Lake mine was suspended and the Bloom Lake mine was placed in "care-and-maintenance" mode. Together, the suspension of exploration efforts, shutdown of the Wabush Scully mine and the cessation of operations at our Bloom Lake mine represent a complete curtailment of our Canadian operations.
On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings (the "Bloom Filing") under the CCAA with the Québec Superior Court (Commercial Division) in Montreal (the “Court”). The Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. The Bloom Filing addressed the Bloom Lake Group's immediate liquidity issues and permits the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court approved the appointment of a monitor and certain other financial advisors.
Additionally, on May 20, 2015, we announced that the Wabush Group commenced restructuring proceedings (the "Wabush Filing") in the Court under the CCAA. As a result of this action the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. Including the Wabush Group in the existing Bloom Filing will facilitate a more comprehensive restructuring and sale process of both the Bloom Lake Group and the Wabush Group which collectively include mine, port and rail assets and will lead to a more effective and streamlined exit from Eastern Canada. The Wabush Filing will also mitigate various legacy related long-term liabilities associated with the Wabush Group. As part of the Wabush Filing, the Court approved the appointment of a monitor and certain other financial advisors. The monitor of the Wabush Group is also the monitor of the Bloom Lake Group.
As a result of the Bloom Filing on January 27, 2015, we no longer have a controlling interest in the Bloom Lake Group. For that reason, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries effective January 27, 2015, which resulted in a pretax impairment loss on deconsolidation and other charges, totaling $818.7 million that was recorded in the first quarter of 2015. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of the Bloom Lake Group and certain other wholly-owned subsidiaries assets, liabilities and accumulated other comprehensive loss and the recording of our remaining interests at fair value.
As a result of the Wabush Filing, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The certain wholly-owned subsidiaries deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015 as discussed previously in this section. This deconsolidation, effective May 20, 2015, resulted in a pretax gain on deconsolidation and other charges, totaling $134.7 million. The pretax gain on deconsolidation includes the derecognition of the carrying amounts of these certain deconsolidated Wabush Group wholly-owned subsidiaries' assets, liabilities and accumulated other comprehensive loss and the adjustment of our remaining interests in the Canadian Entities to fair value.
Subsequent to each of the deconsolidations discussed above, we utilized the cost method to account for our investment in the Bloom Lake Group, Wabush Group and certain other wholly-owned subsidiaries (collectively, the "Canadian Entities"), which has been reflected as zero in our Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2015 based on the estimated fair value of the Canadian Entities' net assets. Loans to and accounts receivable from the Canadian Entities are recorded at an estimated fair value of $94.5 million classified as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2015.

Loss on Discontinued Operations
Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations as well as costs to exit are classified as discontinued operations.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
Loss from Discontinued Operations	2015	2014	2015	2014
Revenues from product sales and services	$—	$174.0	$11.3	$332.3
Cost of goods sold and operating expenses	—	(212.5)	(11.1)	(420.5)
Eliminations with continuing operations	—	(0.3)	—	(29.0)
Sales margin	—	(38.8)	0.2	(117.2)
Other operating expense	(0.5)	(54.5)	(33.8)	(113.0)
Other expense	—	(1.6)	(1.0)	(3.0)
Loss from discontinued operations before income taxes	(0.5)	(94.9)	(34.6)	(233.2)
Gain (loss) from deconsolidation	134.7	—	(684.0)	—
Income tax benefit	0.7	36.2	0.7	80.2
Income (loss) from discontinued operations, net of tax	$134.9	$(58.7)	$(717.9)	$(153.0)
For the three months ended June 30, 2015, Canadian Entities gain from deconsolidation totaled $134.7 million and for the six months ended June 30, 2015, Canadian Entities loss from deconsolidation totaled $684.0 million and included the following:

	(In Millions)
	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Investment impairment on deconsolidation[1]	$(4.4)	$(480.4)
Contingent liabilities	139.1	(203.6)
Total gain (loss) from deconsolidation	$134.7	$(684.0)

[1] Includes the adjustment to fair value of our remaining interest in the Canadian Entities
Investments in the Canadian Entities
Cliffs continues to indirectly own a majority of the interest in the Canadian Entities but has deconsolidated those entities because Cliffs no longer has a controlling interest. At the respective date of deconsolidation, January 27, 2015 or May 20, 2015 and subsequently at each reporting period, we adjusted our investment in the Canadian Entities to fair value with a corresponding charge to INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax. As the estimated amount of the Canadian Entities' liabilities exceeded the estimated fair value of the assets available for distribution to its creditors, the fair value of Cliffs’ equity investment is approximately zero.
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $94.5 million classified as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2015.

Contingent Liabilities
Certain liabilities consisting primarily of equipment loans and environmental obligations of the Canadian Entities were secured through corporate guarantees and standby letters of credit. As of June 30, 2015, we have liabilities of $120.7 million and $39.8 million, respectively, in our consolidated results, classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Certain joint and several liabilities of various Canadian Entities were stayed as part of the Wabush Group CCAA Filing which resulted in a gain on deconsolidation of $139.1 million for the three and six months ended June 30, 2015.
Contingencies
The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases. The beneficiaries of those guarantees may seek damages or other related relief as a result of our exit from Canada. Our probable loss estimate is based on the expectation that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable we would be found liable were these claims to be litigated. Given the early stage of our exit, the Bloom Filing on January 27, 2015 and the Wabush Filing on May 20, 2015, our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canadian Entities. We are not able to reasonably estimate a range of possible losses in excess of the accrual because there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. Any such losses would be reported in discontinued operations.
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that was measured on a fair value basis at June 30, 2015. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	June 30, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$94.5	$94.5	$(480.4)
Liabilities:
Contingent liabilities	$—	$—	$160.5	$160.5	$(203.6)
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the remaining underlying assets of the Canadian Entities to remaining estimated liabilities. We recorded the contingent liabilities at book value which best approximated fair value.
Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Bloom Lake Group and Wabush Group under certain contracts. Claimants may seek damages or other related relief as a result of the Canadian Entities' exit from Canada. Based on our estimates, the fair value of liabilities exceeds the fair value of assets.
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
DIP Financing
In connection with the Wabush Filing on May 20, 2015, the Court approved an agreement to provide a debtor-in-possession credit facility (the "DIP financing") to the Wabush Group, which provides for borrowings under the facility up to $10.0 million. As of June 30, 2015, there was $1.4 million drawn and outstanding under the DIP financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company. The DIP financing is secured by a court-ordered charge over the assets of the Wabush Group.
Income Taxes
We have recognized a tax benefit of $0.7 million for the three and six months ended June 30, 2015 in Income (loss) from discontinued operations, net of tax, which primarily relates to the impact of Wabush Iron Co. Limited’s deconsolidation on the U.S. provision. Canadian deferred tax assets relating to both historical and current year net operating losses were included in our equity investment in the Canada Subsidiaries that has been reduced to zero.
NOTE 15 - CAPITAL STOCK
Dividends
On February 11, 2014, May 13, 2014, September 8, 2014 and November 19, 2014, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2014, August 1, 2014, November 3, 2014, and February 2, 2015 to our Preferred Shareholders of record as of the close of business on April 15, 2014, July 15, 2014, October 15, 2014 and January 15, 2015, respectively. On March 27, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million was paid on May 1, 2015 to our shareholders of record as of the close of business on April 15, 2015. Additionally, on July 1, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. This cash dividend of $12.8 million will be paid on August 3, 2015, to our Preferred Shareholders of record as of the close of business on July 15, 2015.

On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters. The elimination of the common share dividend provides us with additional free cash flow of approximately $92 million annually, which we intend to use for further debt reduction.
During 2014, a cash dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014, September 2, 2014 and December 1, 2014 to our common shareholders of record as of close of business on February 21, 2014, May 23, 2014, August 15, 2014 and November 15, 2014, respectively.
NOTE 16 - SHAREHOLDERS' EQUITY (DEFICIT)
The following table reflects the changes in shareholders' equity (deficit) attributable to both Cliffs and the noncontrolling interests primarily related to Bloom Lake, Tilden and Empire of which Cliffs owns 82.8 percent, 85 percent and 79 percent, respectively, for the six months ended June 30, 2015 and June 30, 2014:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2014	$(1,431.3)	$(303.0)	$(1,734.3)
Comprehensive income
Net income (loss)	(699.6)	3.1	(696.5)
Other comprehensive income (loss)	216.9	(10.0)	206.9
Total comprehensive loss	(482.7)	(6.9)	(489.6)
Effect of deconsolidation	—	528.2	528.2
Stock and other incentive plans	3.0	—	3.0
Preferred share dividends	(12.8)	—	(12.8)
Distributions to noncontrolling interest	—	(34.7)	(34.7)
June 30, 2015	$(1,923.8)	$183.6	$(1,740.2)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2013	$6,069.5	$814.8	$6,884.3
Comprehensive income
Net income (loss)	(59.4)	3.2	(56.2)
Other comprehensive income	92.7	1.1	93.8
Total comprehensive income	33.3	4.3	37.6
Stock and other incentive plans	(3.1)	—	(3.1)
Common and preferred share dividends	(72.1)	—	(72.1)
Undistributed losses to noncontrolling interest	—	(17.1)	(17.1)
June 30, 2014	$6,027.6	$802.0	$6,829.6

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for June 30, 2015 and June 30, 2014:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	9.3	2.8	(14.7)	(7.1)	(9.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	30.3	(2.0)	182.7	6.3	217.3
Balance March 31, 2015	$(251.5)	$(0.2)	$232.4	$(18.9)	$(38.2)
Other comprehensive income before reclassifications	1.3	1.0	1.2	0.5	4.0
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	(1.6)	(0.9)	—	7.8	5.3
Balance June 30, 2015	$(251.8)	$(0.1)	$233.6	$(10.6)	$(28.9)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(0.4)	3.8	40.5	(2.3)	41.6
Net loss reclassified from accumulated other comprehensive income (loss)	3.3	0.1	—	12.8	16.2
Balance March 31, 2014	$(202.0)	$10.1	$147.2	$(10.4)	$(55.1)
Other comprehensive income (loss) before reclassifications	(1.4)	(2.4)	19.7	9.7	25.6
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	4.0	(1.3)	—	6.6	9.3
Balance June 30, 2014	$(199.4)	$6.4	$166.9	$5.9	$(20.2)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and six months ended June 30, 2015:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of pension and postretirement benefit liability:
Prior service costs (1)	$(0.3)	$(0.3)	$(0.6)	$(0.6)
Net actuarial loss (1)	5.4	4.7	13.9	9.6
Settlements/curtailments (1)	—	0.9	0.3	1.2
Effect of deconsolidation (2)	(6.7)	—	15.1	—	Income (Loss) from Discontinued Operations, net of tax
	(1.6)	5.3	28.7	10.2	Total before taxes
	—	(1.3)	—	(2.9)	Income tax benefit (expense)
	$(1.6)	$4.0	$28.7	$7.3	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$—	$(1.9)	$—	$(1.7)	Other non-operating income (expense)
Impairment	(1.2)	—	(3.2)	—	Other non-operating income (expense)
	(1.2)	(1.9)	(3.2)	(1.7)	Total before taxes
	0.3	0.6	0.3	0.5	Income tax benefit (expense)
	$(0.9)	$(1.3)	$(2.9)	$(1.2)	Net of taxes

Unrealized gain (loss) on foreign currency translation:
Effect of deconsolidation (3)	$—	$—	$182.7	$—	Income (Loss) from Discontinued Operations, net of tax
	—	—	—	—	Income tax benefit (expense)
	$—	$—	$182.7	$—	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$11.1	$5.3	$20.1	$18.3	Product revenues
Canadian dollar foreign exchange contracts	—	4.4	—	9.9	Cost of goods sold and operating expenses
	11.1	9.7	20.1	28.2	Total before taxes
	(3.3)	(3.1)	(6.0)	(8.8)	Income tax benefit (expense)
	$7.8	$6.6	$14.1	$19.4	Net of taxes

Total Reclassifications for the Period	$5.3	$9.3	$222.6	$25.5

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

(2)	Represents Canadian postretirement benefit liabilities that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

(3)	Represents Canadian accumulated currency translation adjustments that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2015 and 2014 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2015	2014
Capital additions	$46.8	$131.2
Cash paid for capital expenditures	34.4	164.3
Difference	$12.4	$(33.1)
Non-cash accruals	$12.4	$(43.0)
Capital leases	—	9.9
Total	$12.4	$(33.1)
NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at June 30, 2015:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date. Furthermore, as part of the 2014 Extension Agreement that was entered into among ArcelorMittal and the Company, which amended certain terms of the Restated Empire Iron Mining Partnership Agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and will continue through the first quarter of 2017.  During the three and six months ended June 30, 2015, we recorded distributions of $31.7 million to ArcelorMittal under this agreement of which $17.1 million was paid as of June 30, 2015.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenues from related parties	$149.6	$205.8	$260.0	$340.2
Total product revenues	454.3	696.3	857.4	1,259.8
Related party product revenue as a percent of total product revenue	32.9%	29.6%	30.3%	27.0%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $18.4 million and $127.6 million at June 30, 2015 and December 31, 2014, respectively. Amounts due to related parties recorded in Accounts payable and Other current liabilities, including provisional pricing arrangements, were $18.3 million at June 30, 2015 and amounts including provisional pricing arrangements and liabilities to related parties were $11.8 million at December 31, 2014.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders	$(43.2)	$87.3	$125.5	$157.4
Income (Loss) from Discontinued Operations, net of tax	103.4	(76.4)	(825.1)	(216.8)
Net Income (Loss) Attributable to Cliffs Shareholders	$60.2	$10.9	$(699.6)	$(59.4)
Preferred Stock Dividends	—	(12.8)	(12.8)	(25.6)
Net Income (Loss) Attributable to Cliffs Common Shareholders	$60.2	$(1.9)	$(712.4)	$(85.0)
Weighted Average Number of Shares:
Basic	153.2	153.1	153.2	153.1
Depositary Shares	—	—	25.2	—
Employee Stock Plans	—	0.8	0.3	0.8
Diluted	153.2	153.9	178.7	153.9
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$(0.28)	$0.49	$0.74	$0.86
Discontinued operations	0.67	(0.50)	(5.39)	(1.42)
	$0.39	$(0.01)	$(4.65)	$(0.56)
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$(0.28)	$0.48	$0.70	$0.86
Discontinued operations	0.67	(0.50)	(4.62)	(1.41)
	$0.39	$(0.02)	$(3.92)	$(0.55)
The diluted earnings per share calculation excludes 25.2 million depositary shares that were anti-dilutive for the three months ended June 30, 2015 and the three and six months ended June 30, 2014. Additionally, the diluted earnings per share calculation excludes 0.3 million shares related to equity plan awards that were anti-dilutive for the three months ended June 30, 2015.
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

NOTE 21 - SUBSEQUENT EVENTS
On July 1, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend of $12.8 million will be paid on August 3, 2015, to our Preferred Shareholders of record as of the close of business on July 15, 2015.

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
Overview
Cliffs Natural Resources Inc. is a leading mining and natural resources company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from the five iron ore mines we currently operate located in Michigan and Minnesota. We also operate the Koolyanobbing iron ore mining complex in Western Australia. Additionally, we produce low-volatile metallurgical coal in the U.S. from our mines located in Alabama and West Virginia. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders operating and financial transparency.
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. In the first half of 2015, the U.S. produced approximately 40 million metric tons of crude steel, or about 5 percent of total global crude steel production. This represents a 9 percent decrease in U.S. crude steel production when compared to the same period in 2014. U.S. total steel capacity utilization was about 73 percent in the first half of 2015, which is an approximate 5 percent decrease from the same period in 2014. Additionally, in the first half of 2015, China produced approximately 410 million metric tons of crude steel, or approximately 50 percent of total global crude steel production. These figures represent less than a 1 percent decrease in Chinese crude steel production when compared to the same period in 2014. Through the first half of 2015, global crude steel production decreased about 2 percent compared to the same period in 2014.
Throughout 2015, the weakness in both the domestic and global steel industries has yet to show signs of meaningful recovery as steel mills' utilization rates have not improved, crude steel production has trended downward and prices have not recovered. We continue to expect this year to be a challenging one for the steel industry as it contends with slowing growth, overcapacity and increased competition.
In China, we believe growth in steel production will be zero to negative. Despite this, major iron ore producers in Australia and Brazil continue to expand supply to the Chinese market with low-cost iron ore, which has driven the seaborne price to ten-year lows. The global price of iron ore has also been driven by mining cost deflation and a sharp fall in Australian and Brazilian currencies versus the U.S. dollar. As such, we expect seaborne iron ore prices will continue to face downward price pressure unless there are vast structural changes to the supply/demand picture, including increased global demand or significant iron ore capacity cuts. This has not only adversely impacted iron ore producers, but also the global steel industry. The Company considers that very low cost iron ore pricing has facilitated inexpensive steel exported out of China and into the U.S. market.
The Platts 62 percent Fe fines spot price decreased 43.1 percent to an average price of $58 per ton for the three months ended June 30, 2015 compared to the second quarter of 2014. In comparison, the year to date Platts 62 percent Fe fines spot pricing also has decreased 45.8 percent to an average price of $60 per ton during the six months ended June 30, 2015. These large decreases in Platts 62 percent Fe fines spot price were driven by insufficient growth in Chinese demand to absorb the additional seaborne supply. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing.
In our core U.S. market, we expect industry demand will be supported by a strong automotive sector and improving housing market; however, this support has been partially offset by the continued weakening of the oil and gas sector as well as destocking of inventories. Moreover, through the first half of the year, the U.S. steel industry faced pressure from surging imports as the strength of the U.S. dollar increased. Through June 30, 2015, finished steel import market share was estimated at 32 percent. Management believes that the strengthening of the U.S. trade enforcement laws for anti-dumping and countervailing duty will help combat this unfair trade issue.
As a result of the long-term contracts, for the three and six months ended June 30, 2015 when compared to the comparable prior year period, our U.S. Iron Ore revenues experienced a realized revenue rate decrease of 26.7 percent and 21.8 percent, respectively, versus the much higher decreases in Platts 62 percent Fe fines spot price. Additionally, the first quarter sales tons for U.S. Iron Ore in both 2015 and 2014 include a substantial amount of carry over tonnage from prior year nominations which are priced based on prior year price formulas.

The metallurgical coal market continues to be in an oversupplied position due to continued supply from Australian producers and inconsistent demand for imported coal in China. Australian producers, benefiting from a devaluated local currency, are very competitive in European and South American markets. Reductions in global coal supply over the last 12 months have yet to correct the oversupplied position of the market. The quarterly benchmark price for premium low-volatile hard coking coal between Australian metallurgical coal suppliers and Japanese/Korean consumers decreased 8.8 percent to a second quarter average of $110 per metric ton in 2015 versus the 2014 second quarter average of $120 per metric ton. In comparison, the year-to-date quarterly benchmark average price for premium low-volatile hard coking coal decreased 13.9 percent to $113 per ton during the six months ended June 30, 2015 when compared to the same period in 2014.
For the three and six months ended June 30, 2015, our consolidated revenues were $498.1 million and $944.1 million, respectively. There was a net loss from continuing operations per diluted share of $0.28 for the three months ended June 30, 2015 and net income from continuing operations per diluted share of $0.70 for the six months ended June 30, 2015. This compares with consolidated revenues of $747.7 million and $1,363.2 million, respectively, and with net income from continuing operations per diluted share of $0.48 and $0.86, respectively, for the comparable periods in 2014. Net income from continuing operations in the three months ended June 30, 2015 was negatively impacted by lower sales margin which decreased by $126.2 million in the three months ended June 30, 2015 when compared to the same period of 2014 primarily driven by lower market pricing for our products and decreased sales volume partially offset by cost cutting measures and favorable foreign exchange rates. Net income from continuing operations in the six months ended June 30, 2015 was positively impacted by a $313.7 million gain on extinguishment of debt. This was offset by lower sales margin which decreased by $235.4 million in the six months ended June 30, 2015 when compared to the same period of 2014 primarily driven by lower market pricing for our products partially offset by increased sales volume, cost cutting measures and favorable foreign exchange rates. Additionally, results for the six months ended June 30, 2015 were impacted negatively by the increase in income tax expense of $136.1 million primarily due to the placement of a valuation allowance against U.S. deferred tax assets.
Strategy
The Company is Focused on our Core U.S. Iron Ore Business
We continue the strategic shift to become a company fully focused on our U.S. Iron Ore business. We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts, some of which begin to expire in the end of 2016, to the largest North America steel producers. Cliffs has the unique advantage of being a low cost producer of iron ore pellets in the U.S. market. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable business. We expect to continue to strengthen our U.S. Iron Ore cost operating profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options for the Electric Arc Furnace market. As the EAF steel market continues to grow and evolve in the US, there is a potential for iron ore to serve this market through DR-pellets. Near term, we are focused on trial runs under actual operating conditions to confirm what we have already demonstrated in smaller batch trials of DR-pellets. As a market leader in value-added iron ore pellets, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore business beyond the traditional blast furnace clientele.
Reviewing All Other Businesses for Either Optimization, Divestiture or Shutdown
We commenced restructuring proceedings for our Eastern Canadian Iron Ore businesses under the CCAA in the first quarter of 2015. During the second quarter of 2015, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. For more information regarding the status of our divestiture of our Eastern Canadian Iron Ore business, see the "Recent Developments" section below. As an extension of our re-focused U.S. Iron Ore strategy, we continue to consider further divestitures of the Asia Pacific Iron Ore and North American Coal businesses. We believe the assets from these non-core segments have value and will only consummate a transaction where we believe the price fairly and adequately represents such value. Asia Pacific Iron Ore is a well-recognized and reliable supplier to steelmakers in Asia. As we consider selling this business, we will continue to operate Asia Pacific Iron Ore with very low total capital expenditures for the remaining life of mine. We are exploring the sale of the remaining North American Coal assets and committed to ensuring an acceptable value can be realized. We are focused on limiting capital expenditures while continuing to meet environmental, safety and permission to operate requirements.
Maintaining Discipline on Costs and Capital Spending and Improving our Financial Flexibility
We believe our ability to execute our strategy is dependent on our financial position, balance sheet strength and financial flexibility to manage through volatility in commodity prices. We have developed a highly disciplined financial and capital expenditure plan with a focus on improving our cost profile and increasing long-term profitability. We resized and streamlined our organization and support functions to better fit our new strategic direction. Our capital allocation plan is focused on strengthening our core U.S. Iron Ore operations to promote greater free cash flow generation.
Recent Developments
On April 2, 2015, we announced that P. Kelly Tompkins, our Executive Vice President of Business Development, had been named Executive Vice President & Chief Financial Officer effective April 1, 2015. Simultaneously, Clifford Smith had been named Executive Vice President, Business Development. Clifford Smith's previous position, Executive Vice President, Seaborne Iron Ore, has been eliminated. Since joining Cliffs in May 2010, Mr. Tompkins held many executive officer and senior leadership positions. Prior to joining the organization, he served as Executive Vice President and Chief Financial Officer of RPM International Inc. from June 2008 to May 2010. He also served as RPM's Chief Administrative Officer and Senior Vice President and General Counsel. Mr. Smith joined Cliffs in 2003, holding several senior leadership positions, including global responsibility for operations and business development. Mr. Smith also led the exploration and development activities of the Company's global exploration group. Prior to joining Cliffs, Mr. Smith held mine management positions with Asarco and South Peru Copper Corporation.
United States Iron Ore
On April 29, 2015, we issued a WARN Act notice to the employees of Empire and Tilden, the United Steelworkers and state and local government agencies, that we intend to temporarily reduce our operations at the Empire mine as a result of a reduction in demand for its iron ore pellets. Empire reduced operations began on June 26, 2015 and the reduction is anticipated to continue through October 2015. Operations could return to normal sooner if unforeseen orders were to materialize for Empire's pellets. It is also possible that the reduction period could be extended if the current demand for Empire pellets were to soften. This temporary reduction will result in a reduction in force at both the Empire and Tilden mines due to bumping rights in the labor agreement.
On July 29, 2015, we issued a lay-off notice to the employees of United Taconite, the United Steelworkers and state and local government agencies, that we intend to temporarily idle our production at the United Taconite mine as a result of an unexpected reduction in iron ore pellet nominations from our customers during the second quarter. United Taconite will begin steps to reduce its production immediately and the lay-offs are anticipated to last less than six months. Operations could return to normal if recently filed and forthcoming trade cases were to result in increased pellet nominations from our customers in the second half of 2015.  Conversely, if increased iron ore pellet demand does not materialize during this period, the idled state of production could be extended.  This temporary idling will result in reductions in force at the United Taconite mine.
Eastern Canadian Iron Ore
On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA. The Bloom Lake Group had recently suspended operations and for several months we were exploring options to sell certain of our Canadian assets, among other initiatives. The decision to seek protection under the CCAA was based on a thorough legal and financial analysis of the options available to the Bloom Lake Group. The Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. The initial CCAA order addressed the Bloom Lake Group's immediate liquidity issues and permitted the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court has appointed the Monitor. The Monitor's role in the CCAA process is to monitor the activities of the Bloom Lake Group and provide assistance to the Bloom Lake Group and its stakeholders in respect of the CCAA process.
On March 23, 2015, we announced a definitive agreement to sell our Chromite assets in Northern Ontario, Canada, to Noront for $20 million. On April 13, 2015, we received an unsolicited offer from a potential purchaser for an alternate transaction to purchase the Chromite assets on terms substantially similar, but for a purchase price higher than that in Noront's definitive agreement. A supplemental bid process ensued and a superior offer was made and selected by us, our advisors and the Monitor. On April 28, 2015, we closed our sale of the Chromite assets to Noront for $27.5 million.

On May 20, 2015, we announced that the Wabush Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA. As a result of this action the CCAA protection granted to the Bloom Lake Group has been extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The initial CCAA order addressed the Wabush Group's immediate liquidity issues and permits the Wabush Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. Including the Wabush Group in the existing CCAA proceedings of the Bloom Lake Group will facilitate a more comprehensive restructuring and sale process of both the Bloom Lake Group and the Wabush Group which collectively include mine, port and rail assets and will lead to a more effective and streamlined exit from Eastern Canada.
Business Segments
Our Company’s primary continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205 - Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statement and classified within discontinued operations. Additionally, as a result of the CCAA filing of the Bloom Lake Group on January 27, 2015 and the Wabush Group on May 20, 2015, we no longer have a controlling interest over the Bloom Lake Group and certain other wholly owned subsidiaries and we no longer have a controlling interest over the Wabush Group. The Bloom Lake Group, Wabush Group and certain of each of their wholly owned subsidiaries were previously reported as Eastern Canadian Iron Ore and Other reportable segments. As such, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries as of January 27, 2015. Additionally, as a result of the Wabush Filing on May 20, 2015, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The certain wholly-owned subsidiaries deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Results of Operations – Consolidated
2015 Compared to 2014
The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance Favorable/ (Unfavorable)	2015	2014	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$498.1	$747.7	$(249.6)	$944.1	$1,363.2	$(419.1)
Cost of goods sold and operating expenses	(440.8)	(564.2)	123.4	(806.0)	(989.7)	183.7
Sales margin	$57.3	$183.5	$(126.2)	$138.1	$373.5	$(235.4)
Sales margin %	11.5%	24.5%	(13.0)%	14.6%	27.4%	(12.8)%
Revenues from Product Sales and Services
Sales revenue for the three and six months ended June 30, 2015 decreased $249.6 million and $419.1 million, respectively, or 33.4 percent and 30.7 percent, respectively, from the comparable periods in 2014. The decrease in sales revenue during the second quarter and first half of 2015 compared to the same periods in 2014 was primarily attributable to the decrease in market pricing for our products including a reduction in the full-year estimate of our customer's hot band steel pricing, which impacted revenues by $221.2 million and $429.5 million for three and six months ended June 30, 2015, respectively.

Changes in world market pricing impact our revenues each year. Iron ore revenues decreased $221.2 million in the second quarter of 2015 compared to the prior-year period primarily due to the decrease in the Platts 62 percent Fe fines spot price, which declined 43.1 percent to an average price of $58 per ton in the second quarter of 2015, and a decrease in the full-year estimate of hot band steel pricing. The decrease in our realized revenue rates during the second quarter of 2015 compared to the second quarter of 2014 was 26.7 percent and 44.9 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively. Additionally, there was a decrease in revenues period-over-period as a result of lower iron ore sales volumes of 243 thousand tons or $22.3 million for the three months ended June 30, 2015.
During the first half of 2015, iron ore revenues decreased $429.5 million compared to the prior-year period and were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 45.8 percent to an average price of $60 per ton in the first half of 2015 and the decrease in the full-year estimate of hot band steel pricing. The decrease in our realized revenue rates during the first half of 2015 compared to the first half of 2014 was 21.8 percent and 50.5 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively. Partially offsetting these decreases was an increase in revenues period-over-period as a result of higher iron ore sales volumes of 259 thousand tons or $23.8 million for the six months ended June 30, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and six months ended June 30, 2015 were $440.8 million and $806.0 million, respectively, which represented a decrease of $123.4 million and $183.7 million, or 21.9 percent and 18.6 percent, respectively, from the comparable prior-year periods.
Cost of goods sold and operating expenses for the three months ended June 30, 2015 decreased as operational efficiencies and cost cutting efforts across each of our business units has reduced costs for the three months ended June 30, 2015 by $76.1 million. Also, as a result of favorable foreign exchange rates in the second quarter versus the comparable period in 2014, we realized lower costs of $23.7 million for our Asia Pacific Iron Ore segment. Additionally, there was a decrease in costs period-over-period as a result of lower iron ore sales volumes of $16.7 million for the three months ended June 30, 2015.
Cost of goods sold and operating expenses for the six months ended June 30, 2015 decreased as operational efficiencies and cost cutting efforts across each of our business units has reduced costs for the six months ended June 30, 2015 by $170.9 million. Also, as a result of favorable foreign exchange rates in the first half of 2015 versus the comparable period in 2014, we realized lower costs of $42.9 million for our Asia Pacific Iron Ore segment. Partially offsetting this decrease was an increase in costs period-over-period as a result of higher iron ore sales volumes of $17.8 million for the six months ended June 30, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and six months ended June 30, 2015 and 2014:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance Favorable/ (Unfavorable)	2015	2014	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(30.8)	$(40.9)	$10.1	$(59.8)	$(81.4)	$21.6
Miscellaneous - net	(0.8)	(3.3)	2.5	19.3	(13.6)	32.9
	$(31.6)	$(44.2)	$12.6	$(40.5)	$(95.0)	$54.5
Selling, general and administrative expenses during the three and six months ended June 30, 2015 decreased by $10.1 million and $21.6 million over the comparable periods in 2014. There were lower severance costs of $3.5 million and $9.9 million during the three and six months ended June 30, 2015 versus the comparable periods in 2014. As a result of the severance expenses, we have reduced employment costs for the three and six months ended June 30, 2015 by $5.0 million and $7.8 million, respectively. Additionally, there were incrementally lower severance costs of $3.5 million and $9.9 million during the three and six months ended June 30, 2015 versus the comparable periods in 2014. Also, the three months and six months ended June 30, 2015 were impacted favorably by $5.4 million and $4.2 million, respectively, due to a reduction in outside services.
The following is a summary of Miscellaneous - net for the three and six months ended June 30, 2015 and 2014:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance Favorable/ (Unfavorable)	2015	2014	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(0.8)	$(6.0)	$5.2	$12.7	$(17.5)	$30.2
Insurance recoveries	—	—	—	7.6	0.1	7.5
Management and royalty fees	0.7	2.9	(2.2)	3.1	5.2	(2.1)
Other	(0.7)	(0.2)	(0.5)	(4.1)	(1.4)	(2.7)
	$(0.8)	$(3.3)	$2.5	$19.3	$(13.6)	$32.9
The change in Miscellaneous - net was favorable by $2.5 million and $32.9 million during the three and six months ended June 30, 2015, respectively, from the comparable periods in 2014. For the three and six months ended June 30, 2015 there was a favorable incremental impact of $5.2 million and $30.2 million, respectively, due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity. Additionally, the six months ended June 30, 2015 was impacted favorably by $7.6 million of insurance recoveries related to the clean-up of the Pointe Noire oil spill that occurred in September 2013.
Other Income (Expense)
The following is a summary of other income (expense) for the three and six months ended June 30, 2015 and 2014:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance Favorable/ (Unfavorable)	2015	2014	Variance Favorable/ (Unfavorable)
Interest expense, net	$(63.6)	$(42.1)	$(21.5)	$(106.5)	$(82.5)	$(24.0)
Gain on extinguishment of debt	—	—	—	313.7	—	313.7
Other non-operating income (expense)	(2.1)	1.6	(3.7)	(2.9)	2.4	(5.3)
	$(65.7)	$(40.5)	$(25.2)	$204.3	$(80.1)	$284.4
The increase in gain on extinguishment of debt during the six months ended June 30, 2015 compared to the comparable prior-year period is a result of the corporate debt restructuring, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES.
Interest expense was unfavorably impacted by $31.1 million and $31.3 million for the three and six months ended June 30, 2015, respectively, as we entered into new credit arrangements during the first quarter of 2015, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES. The unfavorable impact was offset partially by reduced interest expense of $11.6 million for the three and six months ended June 30, 2015 due to the extinguishment of certain Senior Notes and the revolving credit agreement during the first quarter of 2015, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES.

    Income Taxes
We determined our interim tax provision using a methodology required by ASC 740, Income Taxes, as it is our position that the use of an estimated annual effective tax rate would not be reliable. The following represents a summary of our tax provision for the three and six months ended June 30, 2015 and 2014:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Income tax benefit (expense)	$1.8	$(7.6)	$9.4	$(173.3)	$(37.2)	$(136.1)
Effective tax rate	4.5%	7.7%	(3.2)%	57.4%	18.8%	38.6%
For the three and six months ended June 30, 2015, we recorded an income tax benefit in continuing operations of $1.8 million and an income tax expense of $173.3 million, respectively. For the three and six months ended June 30, 2014 we recorded an income tax expense of $7.6 million and $37.2 million, respectively. The increase in the income tax expense from the prior-year period is due primarily to the placement of the valuation allowance against U.S. deferred tax assets.
For the three and six months ended June 30, 2015, we recorded discrete items that resulted in an income tax benefit of $0.3 million and an income tax expense of $167.2 million, respectively. The six months ended June 30, 2015 adjustments relate primarily to the placement of a valuation allowance against U.S. deferred tax assets that were recognized in prior years. This compares to discrete items that resulted in an income tax benefit of $0.2 million and $0.6 million for the three and six months ended June 30, 2014, respectively.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net income attributable to the noncontrolling interest of the Empire mining venture was $4.9 million and $10.8 million for the three and six months ended June 30, 2015, respectively, compared to net income attributable to the noncontrolling interest of $13.1 million and $20.0 million for the three and six months ended June 30, 2014, respectively. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the three months ended June 30, 2015. The net loss attributable to the noncontrolling interest related to Bloom Lake was $9.4 million for the three months ended June 30, 2014. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million for the six months ended June 30, 2015 compared to net loss attributable to the noncontrolling interest of $16.7 million for the six months ended June 30, 2014.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as Net Income (Loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, extinguishment of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of selling, general and administrative costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$65.2	$14.5	$(696.5)	$(56.2)
Less:
Interest expense, net	(64.3)	(44.8)	(108.5)	(87.5)
Income tax benefit (expense)	2.9	69.1	(172.1)	90.9
Depreciation, depletion and amortization	(30.5)	(145.3)	(63.5)	(286.4)
EBITDA	$157.1	$135.5	$(352.4)	$226.8
Less:
Impact of discontinued operations	$103.0	$(76.0)	$(821.1)	$(194.1)
Gain on extinguishment of debt	—	—	313.7	—
Severance and contractor termination costs	(10.0)	(6.2)	(11.6)	(16.6)
Foreign exchange remeasurement	(0.8)	(6.0)	12.7	(17.5)
Adjusted EBITDA	$64.9	$223.7	$153.9	$455.0

EBITDA:
U.S. Iron Ore	$68.8	$172.7	$170.4	$296.3
Asia Pacific Iron Ore	9.6	66.1	27.6	151.4
Other	78.7	(103.3)	(550.4)	(220.9)
Total EBITDA	$157.1	$135.5	$(352.4)	$226.8

Adjusted EBITDA:
U.S. Iron Ore	$77.2	$178.7	$182.3	$309.6
Asia Pacific Iron Ore	17.4	76.7	23.1	175.8
Other	(29.7)	(31.7)	(51.5)	(30.4)
Total Adjusted EBITDA	$64.9	$223.7	$153.9	$455.0
EBITDA for the three and six months ended June 30, 2015 increased by $21.6 million and decreased by $579.2 million, respectively, on a consolidated basis from the comparable period in 2014. The period-over-period change was driven primarily by the items detailed above in the Adjusted EBITDA calculation along with lower consolidated sales margin. Adjusted EBITDA decreased by $158.8 million and $301.1 million for the three and six months ended June 30, 2015, respectively, from the comparable periods in 2014. The decrease was primarily attributable to the lower consolidated sales margin excluding the impact of depreciation, depletion and amortization expense. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during the three and six months ended June 30, 2015 and 2014.

2015 Compared to 2014
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended June 30, 2015 and 2014:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$369.7	$514.6	$(120.7)	$(10.1)	$—	$(14.1)	$(144.9)
Cost of goods sold and operating expenses	(320.7)	(367.4)	27.6	6.5	(1.5)	14.1	46.7
Sales margin	$49.0	$147.2	$(93.1)	$(3.6)	$(1.5)	$—	$(98.2)

	Three Months Ended June 30,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$78.32	$106.80	$(28.48)	(26.7)%
Cash production cost	56.06	61.37	(5.31)	(8.7)%
Non-production cash cost	5.53	5.36	0.17	3.2%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	61.59	66.73	(5.14)	(7.7)%
Depreciation, depletion & amortization	5.18	6.13	(0.95)	(15.5)%
Total cost of goods sold and operating expenses rate	66.77	72.86	(6.09)	(8.4)%
Sales margin	$11.55	$33.94	$(22.39)	(66.0)%

Sales tons[2] (In thousands)	4,244	4,337
Production tons[2] (In thousands)
Total	7,121	7,575
Cliffs’ share of total	5,503	5,805
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $49.0 million for the three months ended June 30, 2015, compared with sales margin of $147.2 million for the three months ended June 30, 2014. The decline compared to the prior-year period is attributable to a decrease in revenue of $144.9 million partially offset by lower cost of goods sold and operating expenses of $46.7 million. Sales margin per ton decreased 66.0 percent to $11.55 in the second quarter of 2015 compared to the second quarter of 2014.
Revenue decreased by $130.8 million, excluding the decrease of $14.1 million of freight and reimbursements from the prior-year period, predominantly due to:

•
The average year-to-date realized product revenue rate declined by $28.48 per ton or 26.7 percent to $78.32 per ton in second quarter of 2015, which resulted in a decrease of $120.7 million. This decline is a result of:

◦
Realized revenue rates impacted negatively by $9 per ton primarily as a result of one major customer contract with a pricing mechanism affected by a reduction in the full-year estimate of their hot band steel pricing;

◦	Changes in customer pricing negatively affected the realized revenue rate by $8 per ton driven primarily by the reduction in Platts 62 percent Fe fines spot price;

◦
Realized revenue rates impacted negatively by $7 per ton related to one major customer contract with a reduced average selling price due to a change in the pricing mechanism as prescribed in the current contract which shifted the contract from a fixed rate to a rate subject to Platts 62 percent Fe fines spot price; and

◦
An unfavorable customer mix impacting the realized revenue rates by $5 per ton mainly due to increased spot sales with a contract based off of current market prices and selling fewer contracted tons at a more favorable rate in the second quarter of 2015 to one customer that in 2014 could not use their self produced iron ore due to extreme weather conditions, partially offset by lower export sales.

•	Lower sales volumes of 93 thousand tons or $10.1 million due to:

◦
Decreased export sales in the current year and reduced demand from one customer in the second quarter of 2015 compared to the prior-year period when the customer could not use their self produced iron ore, along with lower nominations and the expiration of a contract with one customer at the end of 2014.

◦	These decreases were partially offset by higher sales to one customer in the second quarter of 2015 due to a spot contract with the customer that began in the fourth quarter of 2014.
Cost of goods sold and operating expenses in the second quarter of 2015 decreased $32.6 million, excluding the decrease of $14.1 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Lower costs in the second quarter of 2015 in comparison to the prior-year period primarily driven by the reduction in salaried workforce headcount and overall reduction in employment costs along with year-over-year reduction in energy rates; and

•	Decreased sales volumes as discussed above that decreased costs by $6.5 million compared to the prior-year period.

•
Partially offset by increased idle costs of $1.5 million due to one idled production line at our Northshore mine during the second quarter of 2015 versus no idled production lines at our Northshore mine during the second quarter of 2014.

The following is a summary of U.S. Iron Ore results for the six months ended June 30, 2015 and 2014:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$681.5	$875.9	$(168.6)	$1.7	$—	$(27.5)	$(194.4)
Cost of goods sold and operating expenses	(552.5)	(633.7)	52.9	(0.9)	1.7	27.5	81.2
Sales margin	$129.0	$242.2	$(115.7)	$0.8	$1.7	$—	$(113.2)

	Six Months Ended June 30,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$84.23	$107.68	$(23.45)	(21.8)%
Cash production cost	60.36	69.62	(9.26)	(13.3)%
Non-production cash cost	(0.15)	(3.41)	3.26	(95.6)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	60.21	66.21	(6.00)	(9.1)%
Depreciation, depletion & amortization	6.08	7.71	(1.63)	(21.1)%
Total cost of goods sold and operating expenses rate	66.29	73.92	(7.63)	(10.3)%
Sales margin	$17.94	$33.76	$(15.82)	(46.9)%

Sales tons[2] (In thousands)	7,190	7,174
Production tons[2] (In thousands)
Total	14,303	13,734
Cliffs’ share of total	10,879	10,442
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $129.0 million for the six months ended June 30, 2015, compared with sales margin of $242.2 million for the six months ended June 30, 2014. The decline compared to the prior-year period is attributable to a decrease in revenue of $194.4 million partially offset by lower cost of goods sold and operating expenses of $81.2 million. Sales margin per ton decreased 46.9 percent to $17.94 in the first half of 2015 compared to the first half of 2014.
Revenue decreased by $166.9 million, excluding the decrease of $27.5 million of freight and reimbursements from the prior-year period, predominantly due to:

•
The average year-to-date realized product revenue rate declined by $23.45 per ton or 21.8 percent to $84.23 per ton in first six months of 2015, which resulted in a decrease of $168.6 million. This decline is a result of:

◦	Changes in customer pricing negatively affected the realized revenue rate by $9 per ton driven primarily by the reduction in Platts 62 percent Fe fines spot price;

◦
Realized revenue rates impacted negatively by $7 per ton primarily as a result of one major customer contract with a pricing mechanism affected by a reduction in the full-year estimate of their hot band steel pricing;

◦
Realized revenue rates impacted negatively by $6 per ton related to one major customer contract with a reduced average selling price due to a change in the pricing mechanism based on the current contract plus the impact and timing of carryover tons; and

◦
An unfavorable customer mix impacting the realized revenue rates by $2 per ton mainly due to increased spot sales with a contract based off of current market prices and selling fewer contracted tons at a more favorable rate in the first half of 2015 to one customer that in 2014 could not use their self produced iron ore due to extreme weather conditions, partially offset by lower export sales.

•	The decline in average year-to-date realized product revenue rate is partially offset by higher sales volumes of 16 thousand tons or $1.7 million.
Cost of goods sold and operating expenses in the first half of 2015 decreased $53.7 million, excluding the decrease of $27.5 million of freight and reimbursements from the same period in the prior-year, predominantly as a result of:

•
Lower costs in the first half of 2015 in comparison to the prior-year period primarily driven by the reduction in salaried workforce headcount and overall reduction in employment costs along with year-over-year reduction in energy rates.

Production
Cliffs' share of production in its U.S. Iron Ore segment decreased by 5.2 percent in the second quarter of 2015 when compared to the same period in 2014. United Taconite mine had a decrease in production of 205 thousand tons due to the timing of the plant major repair occurring in the second quarter of 2015 versus the first quarter of 2014. There was a decrease in production of 132 thousand tons at Tilden mine due to the timing of the electrical shutdown repair and a crusher failure in the second quarter of 2015. There was a decrease in production at Northshore of 50 thousand tons due to running a three furnace operation in the second quarter of 2015 versus a four furnace operation in the second quarter of 2014. Additionally, there was slightly decreased production at Empire mine and Hibbing mine during the second quarter of 2014 primarily due to timing of maintenance and repairs.
Cliffs' share of production in its U.S. Iron Ore segment increased by 4.2 percent in the first half of 2015 when compared to the same period in 2014. United Taconite mine had an increase in production of 141 thousand tons during the first half of 2015 compared to same period in 2014, primarily due to items that occurred in the first quarter of 2014 that did not recur in the current period including unplanned outages and rail related issues due to extreme cold weather. There was an increase in production of 102 thousand tons at the Northshore mine during the first half of 2015, as we ran a three furnace operation during the first half of 2015 compared to 2014 when we ran a two furnace operation for the majority of the first quarter and then started up one idled furnace in February and the other in March. The one furnace currently idled at the Northshore pellet plant was idled in January 2015 and is expected to remain idled throughout 2015. Additionally, there was increased production at Empire mine and Hibbing mine in the first half of 2015 primarily as a result of maintenance repairs and unplanned outages that occurred in the first half of 2014 and that did not reoccur in the first half of 2015 slightly offset by reduced production at Tilden due to repairs.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2015 and 2014:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$128.4	$233.1	$(100.5)	$(12.2)	$1.1	$6.9	$(104.7)
Cost of goods sold and operating expenses	(120.1)	(197.1)	50.0	10.2	23.7	(6.9)	77.0
Sales margin	$8.3	$36.0	$(50.5)	$(2.0)	$24.8	$—	$(27.7)

	Three Months Ended June 30,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$44.29	$80.38	$(36.09)	(44.9)%
Cash production cost	34.32	51.59	(17.27)	(33.5)%
Non-production cash cost	4.52	1.79	2.73	152.5%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	38.84	53.38	(14.54)	(27.2)%
Depreciation, depletion & amortization	2.44	14.59	(12.15)	(83.3)%
Total cost of goods sold and operating expenses rate	41.28	67.97	(26.69)	(39.3)%
Sales margin	$3.01	$12.41	$(9.40)	(75.7)%

Sales tons[2] (In thousands)	2,750	2,900
Production tons[2] (In thousands)	2,847	2,731
1 We began selling a portion of our product on a CFR basis in 2014. As such, the information above excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.

[2] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $8.3 million during the three months ended June 30, 2015 compared with $36.0 million for the same period in 2014 and sales margin per ton decreased 75.7 percent to $3.01 per ton in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $111.6 million in the second quarter of 2015 over the prior-year period, excluding the increase of $6.9 million of freight and reimbursements, primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $100.5 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to a quarterly average of $58 per ton from $103 per ton in the prior-year period; and

•
Lower sales volume of 2.8 million tons during the three months ended June 30, 2015 compared with 2.9 million tons during the prior-year period due to port maintenance timing and timing of shipments, resulting in a decrease in revenue of $12.2 million.

Cost of goods sold and operating expenses in the three months ended June 30, 2015 decreased $83.9 million, excluding the increases of $6.9 million of freight and reimbursements, compared to the same period in 2014 primarily as a result of:

•
A reduction in depreciation, amortization and depletion expense of $35.6 million primarily due to the long-lived asset impairments taken during the second half of 2014 and reduced mining costs of $18.6 million mainly due to decreased mining volumes and increases in productivity related to maintenance, hauling and train loading, and lower headcount;

•	Favorable foreign exchange rate variances of $23.7 million or $9 per ton; and

•	Lower sales volumes, as discussed above, that resulted in decreased costs of $10.2 million compared to the same period in the prior year.
The following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2015 and 2014:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$262.6	$487.3	$(260.9)	$22.1	$3.3	$10.8	$(224.7)
Cost of goods sold and operating expenses	(253.5)	(385.0)	116.3	(16.9)	42.9	(10.8)	131.5
Sales margin	$9.1	$102.3	$(144.6)	$5.2	$46.2	$—	$(93.2)

	Six Months Ended June 30,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$43.53	$87.94	$(44.41)	(50.5)%
Cash production cost	35.56	51.09	(15.53)	(30.4)%
Non-production cash cost	4.15	3.70	0.45	12.2%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	39.71	54.79	(15.08)	(27.5)%
Depreciation, depletion & amortization	2.25	14.69	(12.44)	(84.7)%
Total cost of goods sold and operating expenses rate	41.96	69.48	(27.52)	(39.6)%
Sales margin	$1.57	$18.46	$(16.89)	(91.5)%

Sales tons[2] (In thousands)	5,784	5,541
Production tons[2] (In thousands)	5,727	5,521
1 We began selling a portion of our product on a CFR basis in 2014. As such, the information above excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.

[2] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore decreased to $9.1 million during the six months ended June 30, 2015 compared with $102.3 million for the same period in 2014 and sales margin per ton decreased 91.5 percent to $1.57 per ton in the first half of 2015 compared to the first half of 2014 primarily as a result of decreased pricing as discussed below.
    Revenue decreased $235.5 million in the first half of 2015 over the prior-year period, excluding the increase of $10.8 million of freight and reimbursements, primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $260.9 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to a full-year average of $60 per ton from $111 per ton in the prior-year period; and

•
Partially offset by the higher sales volume of 5.8 million tons during the six months ended June 30, 2015 compared with 5.5 million tons during the prior-year period resulting in an increase in revenue of $22.1 million. The increase in sales volume was primarily due to more consistent rail deliveries, a more ratable full-year delivery schedule and consistently larger vessel loadings.

Cost of goods sold and operating expenses in the six months ended June 30, 2015 decreased $142.3 million, excluding the increases of $10.8 million of freight and reimbursements, compared to the same period in 2014 primarily as a result of:

•
A reduction in depreciation, amortization and depletion expense of $68.4 million primarily due to the long-lived asset impairments taken during the second half of 2014 and reduced mining costs of $38.5 million mainly due to decreased mining volumes and increases in productivity related to maintenance, hauling and train loading, and lower headcount; and

•	Favorable foreign exchange rate variances of $42.9 million or $7 per ton.

•	These decreases were offset partially by higher sales volumes, as discussed above, that resulted in increased costs of $16.9 million compared to the same period in the prior year.
Production
Production at Asia Pacific Iron Ore during the three and six months ended June 30, 2015 remained consistent when compared to the same periods in 2014 with a slight increase of 116 thousand production tons and 206 thousand production tons or 4.2 percent and 3.7 percent, respectively. The increase in production tons compared to the prior-year periods is mainly attributable to increased rail capacity.
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
The following discussion summarizes the significant activities impacting our cash flows during the six months ended June 30, 2015 and 2014 as well as known expected impacts our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $248.2 million for the six months ended June 30, 2015, compared to $123.9 million used for the same period in 2014. The decrease in operating cash flows in the first half of 2015 was primarily due to lower operating results previously discussed.
In our core U.S. market, we expect industry demand will be supported by a strong automotive sector and improving housing market; however, this support has been partially offset by the continued weakening of the oil and gas sector as well as destocking of inventories. Moreover, through the first half of the year, the U.S. steel industry faced pressure from surging imports as the strength of the U.S. dollar increased. Through June 30, 2015, finished steel import market share was estimated at 32 percent. Management believes that the strengthening of the U.S. trade enforcement laws for anti-dumping and countervailing duty will help combat this unfair trade issue. In China, we believe growth in steel production will be zero to negative. Despite this, major iron ore producers in Australia and Brazil continue to expand supply to the Chinese market with low-cost iron ore, which has driven the seaborne price to ten-year lows. The global price of iron ore has also been driven by mining cost deflation and a sharp fall in Australian and Brazilian currencies versus the U.S. dollar. As such, we expect seaborne iron ore prices will continue to face downward price pressure unless there are vast structural changes to the supply/demand picture, including increased global demand or significant iron ore capacity cuts. This has not only adversely impacted iron ore producers, but also the global steel industry. The Company considers that very low cost iron ore pricing has facilitated inexpensive steel exported out of China and into the U.S. market.

Coupled with efficient tax structures, our U.S. operations and our financing arrangements provide sufficient capital resources to support operations and do not require us to repatriate earnings from our foreign operations; however, if we repatriated earnings, we would be subject to increased income tax. Our U.S. cash and cash equivalents balance at June 30, 2015 was $235.5 million, or approximately 85.3 percent of our consolidated total cash and cash equivalents balance of $276.2 million. Furthermore, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based. If the demand for our product weakens and pricing deteriorates for a prolonged period, we have the financial and operational flexibility to reduce production, delay capital expenditures, sell assets and reduce overhead costs to provide liquidity in the absence of cash flow from operations.
Investing Activities
Net cash used by investing activities was $34.0 million for the six months ended June 30, 2015, compared with $148.3 million for the comparable period in 2014.
We spent approximately $34 million and $124 million globally on expenditures related to sustaining capital during the six months ended June 30, 2015 and 2014, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
Additionally, for the six months ended June 30, 2014, we had capital expenditures at Bloom Lake mine related to expansion projects and expenditures for the tailings and water management system of $32.6 million and $40.3 million, respectively.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management and business investment, we anticipate total cash used for full-year 2015 capital expenditures to be $75 million to $100 million related to continuing operations and $25 million for North American Coal. This budget assumes no additional asset divestitures.
Financing Activities
Net cash provided by financing activities in the first six months of 2015 was $268.4 million, compared to $290.7 million for the comparable period in 2014. Net cash provided by financing activities included the issuance of First Lien Notes, which resulted in proceeds of $503.5 million excluding debt issuance costs which were offset partially by the repurchase of senior notes of $133.3 million and debt issuance costs of $33.6 million. Net cash provided by financing activities in the first six months of 2014 included $414.8 million of net borrowings under the former revolving credit and uncommitted facilities. Offsetting net cash provided by financing activities in the first six months of 2015 and 2014 were dividend distributions of $25.6 million and $71.6 million, respectively. On July 1, 2015, our Board of Directors declared the quarterly cash dividend on our Preferred Shares of $17.50 per share, which is equivalent to approximately $0.44 per depositary share, each representing 1/40th of a Preferred Share. The cash dividend of $12.8 million will be paid on August 3, 2015 to our preferred shareholders of record as of the close of business on July 15, 2015.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital and/or bond markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of June 30, 2015 and December 31, 2014:

	(In Millions)
	June 30, 2015	December 31, 2014
Cash and cash equivalents	$276.2	$271.3
Available revolving credit facility[1]	$—	$1,125.0
Revolving loans drawn	—	—
Available borrowing base on ABL Facility[2]	532.7	—
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(200.1)	(149.5)
Borrowing capacity available	$332.6	$975.5

1 On March 30, 2015, we eliminated our revolving credit facility and replaced it with the ABL Facility.
[2] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are the cash on hand, which totaled $276.2 million as of June 30, 2015, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us approximately $608.8 million in liquidity entering the third quarter of 2015, which is expected to be used to fund operations, letter of credit obligations, capital expenditures and finance strategic initiatives.
As of June 30, 2015, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump and iron ore fines. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62 percent Fe fines spot rate pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
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
At June 30, 2015, we have recorded $0.2 million as derivative assets included in Other current assets and $8.0 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $8.4 million increase and a net $7.8 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2015 related to these arrangements.
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
At June 30, 2015, we had a derivative asset of $7.5 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2014. We estimate that a $75 change in the average hot-band steel price realized from the June 30, 2015 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $25.0 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 10.0 million MMBtu’s of natural gas at an average delivered price of $3.95 per MMBtu inclusive of the natural gas hedge impact or $3.66 per MMBtu net of the natural gas hedge impact during the first half of 2015. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 14.4 million gallons of diesel fuel at an average delivered price of $2.09 per gallon inclusive of the diesel fuel hedge impact or $2.00 per gallon net of the diesel fuel hedge impact during the first half of 2015. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was approximately 5.2 million gallons at an average delivered price of $1.79 per gallon for the same period.
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
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A pilot energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines. This pilot program began in January 2015 and concluded during the beginning of April 2015. Based on the results of this pilot program, a more structured hedging program is being evaluated and may be implemented in the future. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $5.7 million in our annual fuel and energy cost based on expected consumption for the remainder of 2015.
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
At June 30, 2015, we had one outstanding Australian foreign exchange rate contract with a notional amount of $10.0 million for which we elected hedge accounting. One outstanding Australian foreign exchange rate contract matured in May 2015 and the other matures in September 2015. A 10 percent increase in the value of the Australian dollar from the month-end rate would increase the fair value of this contract to approximately negative $0.3 million, and a 10 percent decrease would reduce the fair value to approximately negative $2.1 million. Due to the uncertainty of 2015 hedge exposures, we have suspended entering into new foreign exchange rate contracts. As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2015. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
The following table represents our foreign currency exchange contract position for contracts held as cash flow hedges as of June 30, 2015:

	($ in Millions)
Contract Maturity	Notional Amount	Weighted Average Exchange Rate	Spot Rate	Fair Value
Contract Portfolio [1] :
AUD Contracts expiring in the next 12 months	$10.0	0.88	0.7707	$(1.2)
[1] Includes collar options and forward contracts.
Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of June 30, 2015, we had no amounts drawn on the ABL Facility.
The interest rate payable on the $500.0 million senior notes due in 2018 may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00 percent above the interest rate payable on the notes on the date of the initial issuance of notes. Throughout 2014, the interest rate payable on the $500 million 3.95 percent senior notes due was increased from 3.95 percent ultimately to 5.70 percent based on Substitute Rating Agency downgrades throughout the year. During the first quarter of 2015, subsequent to a downgrade, the interest rate was further increased to 5.95 percent. This maximum rate increase of 2.00 percent has resulted in an additional interest expense of $8.7 million per annum based upon the $436.0 million principal balance outstanding as of June 30, 2015.
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
The table below provides certain Platts IODEX averages for the remaining six months and the corresponding full-year realization for the U.S. Iron Ore and Asia Pacific Iron Ore segments. The estimates consider actual Platts IODEX rates for the first half of 2015. We previously furnished 2015 pricing expectations on April 28, 2015. Due primarily to a significant price forecast adjustment for hot-band steel for one major customer contract based on information provided by that customer,we have lowered our revenues-per-ton expectations for U.S. Iron Ore. Expectations of revenue realizations for Asia Pacific Iron Ore have not changed significantly since the end of the first quarter.

2015 Full-Year Realized Revenues-Per-Ton Range Summary
July - Dec. Platts IODEX (1)	U.S. Iron Ore (2)	Asia Pacific Iron Ore (3)
$30	$75 - $80	$30 - $35
$35	$75 - $80	$30 - $35
$40	$75 - $80	$35 - $40
$45	$75 - $80	$35 - $40
$50	$75 - $80	$35 - $40
$55	$75 - $80	$40 - $45
$60	$75 - $80	$40 - $45
$65	$80 - $85	$45 - $50
$70	$80 - $85	$45 - $50
$75	$80 - $85	$45 - $50
$80	$80 - $85	$50 - $55
(1)	The Platts IODEX is the benchmark assessment based on a standard specification of iron ore fines with 62% iron content (C.F.R. China).
(2)	U.S. Iron Ore tons are reported in long tons of pellets.
(3)	Asia Pacific Iron Ore tons are reported in metric tons of lump and fines, F.O.B. the port.

U.S. Iron Ore Outlook (Long Tons)
For 2015, we are lowering our full-year sales and production volume expectation by 1.5 million tons to 19 million tons of iron ore pellets, reflecting currently low capacity utilization rates among our U.S. steel customers, mainly attributed to heavy imported steel penetration. We expect these conditions to improve in the second half of 2015, but is basing the sales forecast on current nominations.
Despite the reduction in production tonnage, we are maintaining our previous cash production cost3 expectation of $55 - $60 per ton and the previous cash cost of goods sold per ton3 expectation of $60 - $65.
Depreciation, depletion and amortization for full-year 2015 is expected to be approximately $5 per ton.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2015 Asia Pacific Iron Ore expected sales and production volumes of approximately 11 million tons. The product mix is expected to contain 52 percent lump and 48 percent fines.
Based on a full-year average exchange rate of $0.77 U.S. Dollar to Australian Dollar, we are maintaining our full-year 2015 Asia Pacific Iron Ore cash production cost per ton3 expectation of $30 - $35. Our cash cost of goods sold per ton3 expectation of $35 - $40 was also maintained.
We anticipate depreciation, depletion and amortization to be approximately $3 per ton for full-year 2015.
The following table provides a summary of our 2015 guidance for our two continuing business segments:

	2015 Outlook Summary
	U.S. Iron Ore (A)	Asia Pacific Iron Ore (B)
Sales volume (million tons)	19	11
Production volume (million tons)	19	11
Cash production cost per ton[3]	$55 - $60	$30 - $35
Cash cost of goods sold per ton[3]	$60 - $65	$35 - $40
DD&A per ton	$5	$3

(A)	U.S. Iron Ore tons are reported in long tons of pellets.
(B)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines.
SG&A Expenses and Other Expectations
We are maintaining our full-year 2015 SG&A expenses expectation of $120 million.
We expect full-year 2015 interest expense to be approximately $235 million, of which approximately $205 million is cash interest. Consolidated full-year 2015 depreciation, depletion and amortization is expected to be approximately $145 million.
We expect to receive a cash tax refund during the third quarter of 2015 of approximately $160 million.
Capital Budget Update
We are maintaining our full-year 2015 capital expenditures budget in the range of $100 - $125 million. The spending range includes outflows related to North American Coal and assumes no additional asset divestitures.

Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	our ability to successfully execute an exit option for our Canadian Entities that minimizes the cash outflows and associated liabilities of such entities, including the CCAA process;

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore and coal prices;

•	availability of capital and our ability to maintain adequate liquidity;

•
uncertainty or weaknesses in global economic conditions, including downward pressure on prices caused by oversupply or imported products, reduced market demand and any change to the economic growth rate in China;

•	our ability to successfully identify and consummate any strategic investments and complete planned divestitures, including with respect to our North American Coal operating segment;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions or renewals;

•	the impact of price-adjustment factors on our sales contracts;

•	changes in sales volume or mix;

•	our actual levels of capital spending;

•	our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers using other methods to produce steel or reducing their steel production;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to projects;

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
Alabama Dust Litigation. There are currently three cases in the Alabama state court system that comprise the Alabama Dust Litigation. Generally, these claims are brought by nearby homeowners who allege that dust emanating from the Concord Preparation Plant causes damage to their properties. All three of these cases are active and the parties are attempting to resolve these cases as a class action settlement and in July 2015, the court entered a preliminary approval order in that regard.
ERISA Litigation. On May 14, 2015, a lawsuit was filed in the United States District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cliffs Natural Resources Inc. et al., No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cliffs Natural Resources Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers and directors. The suit alleges that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cliffs Natural Resources Inc. stock as a Plan investment option during the class period. The relief sought includes a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the breaches of fiduciary duties. The lawsuit has been referred to our insurance carriers.
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On May 20, 2015, MISO submitted a revised methodology in response to the FERC order.  Should FERC award SSR costs based on the revised cost allocation methodology applied retroactively, we estimate that the potential liability to our Empire and Tilden mines is approximately $13.5 million.  We, however, continue to challenge the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed suit in the U.S. District Court for the Northern District of Ohio against us and certain current and former officers and directors of the Company. The action is captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031. The action asserts violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. The lawsuit seeks class certification and an award of monetary damages to the putative class in an unspecified amount, along with costs of suit and attorneys’ fees. The parties have agreed to attempt to mediate this dispute. All discovery and pending motions are stayed until after the conclusion of the mediation proceeding, which is currently scheduled for September 2015. The lawsuit has been referred to our insurance carriers.
In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action, which is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., and after a round of removal and remand motions, is now pending in Cuyahoga County Court of Common Pleas, No. CV-14-828140. The suit asserts claims against us, certain current and former officers and directors of the Company, and several underwriters of the offering, alleging disclosure violations in the registration statement regarding operations at our Bloom Lake mine and the impact of those operations on our finances and outlook. This action seeks class certification and monetary relief in an unspecified amount, along with costs of suit and attorneys’ fees. The defendants have filed a motion to dismiss the complaint. This lawsuit has been referred to our insurance carriers.
Southern Natural Gas Lawsuit.  On July 23, 2014, Southern Natural Gas Company, L.L.C. filed a lawsuit in the Circuit Court of Jefferson County, Alabama (Case No. 68-CV-2014-900533.00) against the Company and others.  The suit seeks to prevent coal mining activity underneath a gas pipeline at our Oak Grove property and to require defendants to pay the costs associated with relocating that pipeline.  The suit seeks declaratory judgment, permanent injunctive relief and nuisance damages.  The Circuit Court denied our motion to dismiss the complaint and we subsequently filed a petition for a writ of mandamus in the Alabama Supreme Court requesting that it direct the Circuit Court to dismiss the case for lack of subject matter jurisdiction, which motion was denied. We also filed a Joinder of Additional Parties, including Kinder Morgan, Inc., and a Counterclaim, asserting breach or repudiation of easement agreements, interference with business relations, and slander of title. The parties' respective motions for summary judgment were denied by the Circuit Court in June, 2015. Discovery is ongoing.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.
We are subject to bankruptcy risks relating to our Canadian operations.
As previously disclosed, the Bloom Lake Group commenced the CCAA process in January 2015 to address the Bloom Lake Group's immediate liquidity issues and to preserve and protect its assets for the benefit of all stakeholders while restructuring and/or sale options are explored.  In May 2015, the Wabush Group commenced restructuring proceedings and, as a result, the CCAA protection granted to the Bloom Lake Group has been extended to include the Wabush Group. Certain obligations of the Bloom Lake Group, including equipment loans, are guaranteed by Cliffs. Financial instruments are posted by Cliffs to support certain reclamation obligations of the Wabush Group. It is possible that (a) as part of the CCAA process (i) claims may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group against non-debtor affiliates of the Bloom Lake Group and the Wabush Group and/or (ii) claims of non-debtor affiliates against the Bloom Lake Group or the Wabush Group may be challenged and (b) creditors of the Bloom Lake Group or the Wabush Group may assert claims against non-debtor affiliates of the Bloom Lake Group or the Wabush Group under the guarantees discussed above.  While we anticipate the restructuring and/or sale of the Bloom Lake Group and the Wabush Group assets may mitigate these risks, to the extent that any claims are successful or the Bloom Lake Group’s obligations guaranteed by Cliffs are not satisfied in full by any such restructuring or sale, Cliffs could be held liable for certain obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2015	—	$—	—	$200,000,000
May 1 - 31, 2015	7,753	$5.70	—	$200,000,000
June 1 - 30, 2015	—	$—	—	$200,000,000
	7,753	$5.70	—	$200,000,000

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

(2)
On August 25, 2014, the Board of Directors authorized a new share repurchase plan pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million dollars. No shares have been purchased through June 30, 2015. The authorization is active until December 31, 2015.

Item 4.	Mine Safety Disclosures
We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our Company’s core values and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills and attitudes. We believe that through these policies our Company has developed an effective safety management system.
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 75.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	July 29, 2015

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	*Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs' Form 8-K on May 21, 2015 and incorporated herein by reference)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 29, 2015 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of July 29, 2015 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 29, 2015 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of July 29, 2015 (filed herewith)

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