Form 10-K
period 2015-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2016-02-24
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES  ☐           NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      YES  ☐            NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒            NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES  ☒            NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒
As of June 30, 2015, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $4.33 per share as reported on the New York Stock Exchange — Composite Index, was $653,133,194 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 180,111,831 as of February 22, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2016 annual meeting of shareholders are incorporated by reference into Part III.

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

Amapá	Anglo Ferrous Amapá Mineração Ltda. and Anglo Ferrous Logística Amapá Ltda.
AG	Autogenous Grinding
Anglo	Anglo American plc
APBO	Accumulated Postretirement Benefit Obligation
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco Inc., as well as, many other subsidiaries)
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its North American affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ASC	Accounting Standards Codification
BAML	Bank of America Merrill Lynch
BART	Best Available Retrofit Technology
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
BNSF	Burlington Northern Santa Fe, LLC
Canadian Entities	Collectively, the Bloom Lake Group, Wabush Group and certain other wholly-owned subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
CFR	Cost and freight
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
CO2	Carbon Dioxide
Cockatoo Island	Cockatoo Island Joint Venture
Codification	FASB Accounting Standards Codification
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Organization Committee of Cliffs' Board of Directors
Consent Order	Administrative Order by Consent
Consolidated Thompson	Consolidated Thompson Iron Mining Limited (now known as Cliffs Québec Iron Mining ULC)
CQIM	Cliffs Québec Iron Mining ULC (formerly known as Cliffs Québec Iron Mining Limited)
CSAPR	Cross-State Air Pollution Rule
DD&A	Depreciation, depletion and amortization
DEP	Department of Environmental Protection
Directors’ Plan	Cliffs Natural Resources Inc. 2014 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERM	Enterprise Risk Management
Essar	Essar Steel Algoma Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FeT	Total Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States

Abbreviation or acronym	Term
GHG	Greenhouse gas
Hibbing	Hibbing Taconite Company
IRS	U.S. Internal Revenue Service
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTVSMC	LTV Steel Mining Company
MDEQ	Michigan Department of Environmental Quality
MISO	Midcontinent Independent System Operator
MMBtu	Million British Thermal Units
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
MSHA	U.S. Mine Safety and Health Administration
MWh	Megawatts per hour
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
NRD	Natural Resource Damages
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefits
OPEB cap	Medical premium maximums
P&P	Proven and Probable
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
Reconciliation Act	Health Care and Education Reconciliation Act
ROA	Return on asset
RTWG	Rio Tinto Working Group
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
Seneca	Seneca Coal Resources, LLC
Severstal	Severstal Dearborn, LLC
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
Spider	Spider Resources Inc. (now known as 9129561 Ontario Inc.after the amalgamation of Cliffs Chromite Far North Inc. and Cliffs Chromite Ontario Inc. in April 2015)
SSR	System Support Resource
STRIPS	Separate Trading of Registered Interest and Principal of Securities
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3 (a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our Board of Directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

Tilden	Tilden Mining Company
TMDL	Total Maximum Daily Load
TRIR	Total Reportable Incident Rate
TSR	Total Shareholder Return
United Taconite	United Taconite LLC

Abbreviation or acronym	Term
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
Vale	Companhia Vale do Rio Doce
VEBA	Voluntary Employee Benefit Association trusts
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
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
Introduction
Cliffs Natural Resources Inc. traces its history back to 1847. Today, we are a leading mining and natural resources company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Additionally, Cliffs operates an iron ore mining complex in Western Australia. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders with operating and financial transparency.
We are organized through a global commercial group responsible for sales and delivery of our products and operations groups responsible for the production of the iron ore that we market. Our continuing operations are organized according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
In the U.S., we currently own or co-own five iron ore mines in Michigan and Minnesota. We are currently operating the two iron mines in Michigan and one of the three iron ore mines in Minnesota. Two of our three iron ore operations in Minnesota are temporarily idled due to reductions in iron ore pellet nominations from our customers due to the continued oversupply of steel in the U.S. market as a result of record levels of imported steel which stems from excess supply in the global markets. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia.
Also, for the majority of 2015, we operated two metallurgical coal operations in Alabama and West Virginia. In December 2015, we completed the sale of these operations, which marked our exit from the coal business. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the North American Coal segment discontinued operations.
Additionally, we continue to own two non-operating iron ore mines in Eastern Canada that are currently in restructuring proceedings in Montreal, Quebec, under the CCAA. The CCAA filing related to our Eastern Canadian Iron Ore operations is more fully described below in the Business Segments section and in NOTE 14 - DISCONTINUED OPERATIONS. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Bloom Lake Group, Wabush Group and certain other wholly-owned subsidiaries (collectively, the "Canadian Entities") are included in our financial statements and classified within discontinued operations.
Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.
The Company is Focused on our Core U.S. Iron Ore Business
We continue to execute the strategy that was established in 2014, which focuses on becoming a company fully centered on our U.S. Iron Ore business. We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts, some of which begin to expire in December 2016, to the largest North American steel producers. Cliffs has the unique advantage of being a low cost producer of iron ore pellets in the U.S. market with significant transportation and logistics advantages to effectively serve the U.S. steel market. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable business. We expect to continue to strengthen our U.S. Iron Ore cost operating profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options into the EAF market.  As the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron pellets, hot briquetted iron and/or pig iron.  In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron pellets. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets. While we are still in the early stages of developing our alternative metallic business, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientele.

Business Segments
Our Company’s continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Segment information reflects our business units, which are organized to meet customer requirements and global competition. We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impairment of goodwill and other long-lived assets, impacts of discontinued operations, extinguishment of debt, severance and contractor termination costs and other costs associated with the change in control, foreign currency remeasurement, certain supplies inventory write-offs, and intersegment corporate allocations of selling, general and administrative costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings. Financial information about our segments, including financial information about geographic areas, is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and NOTE 2 - SEGMENT REPORTING included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
U.S. Iron Ore
We are a major producer of iron ore pellets, primarily selling production from U.S. Iron Ore to integrated steel companies in the U.S. and Canada. We manage five iron ore mines located in Michigan and Minnesota. In Michigan, we are currently operating the two iron ore mines, Empire mine and Tilden mine. In Minnesota, we are currently operating one iron ore mine, Hibbing mine. The other two iron ore operations in Minnesota, United Taconite mine and Northshore mine, are temporarily idled due to reduced pellet demand from our customers. The idling of United Taconite mine began during August 2015 and the idling of Northshore mine began at the end of November 2015. Both mines are expected to be idled through at least the first quarter of 2016. The U.S.-based mines currently have an annual rated capacity of 32.9 million tons of iron ore pellet production, representing 56 percent of total U.S. pellet production capacity. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 25.5 million tons, representing 44 percent of total U.S. annual pellet capacity.
The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. pellet production capacity for each of the respective iron ore producers as of December 31, 2015:

U.S. Iron Ore Pellet
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Tons in Millions) (1)	Percent of Total U.S. Capacity
All Cliffs’ managed mines	32.9	56.3%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.3	24.6
Keewatin Taconite	5.4	9.2
Total U.S. Steel	19.7	33.8
ArcelorMittal USA Minorca mine	2.8	4.8
Magnetation	3.0	5.1
Total other U.S. mines	25.5	43.7
Total U.S. mines	58.4	100.0%

(1) Tons are long tons (2,240 pounds)
Our U.S. iron ore production generally is sold pursuant to long-term supply agreements with various price adjustment provisions. For the year ended December 31, 2015, we produced a total of 26.1 million tons of iron ore pellets, including 19.3 million tons for our account and 6.8 million tons on behalf of steel company partners of the mines.

We produce various grades of iron ore pellets, including standard and fluxed, for use in our customers’ blast furnaces as part of the steelmaking process. Additionally, as the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron pellets, hot briquetted iron and/or pig iron.  In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron pellets. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets. While we are still in the early stages of developing our alternative metallic business, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientele.
The variation in grades of iron ore pellets results from the specific chemical and metallurgical properties of the ores at each mine and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation, in many cases our iron ore pellets can be used interchangeably. Industry demand for the various grades of iron ore pellets depends on each customer’s preferences and changes from time to time. In the event that a given mine is operating at full capacity, the terms of most of our pellet supply agreements allow some flexibility in providing our customers iron ore pellets from different mines.
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
Our U.S. Iron Ore sales are influenced by seasonal factors in the first quarter of the year as shipments and sales are restricted by the Army Corp of Engineers due to closure of the Soo Locks and the Welland Canal on the Great Lakes. During the first quarter, we continue to produce our products, but we cannot ship those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first and second quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first and second quarter inventories and sales, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. At December 31, 2015 and 2014, we had approximately 1.3 million and 1.4 million tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.
U.S. Iron Ore Customers
Our U.S. Iron Ore revenues primarily are derived from sales of iron ore pellets to the North American integrated steel industry, consisting of three major customers, two of which we currently have supply agreements. During the fourth quarter of 2015, we terminated the long term agreement with our third major customer as a result of the continual material breaches. Refer to the Essar section within Concentration of Customers below for further information. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements largely is dependent on customer requirements, and in many cases, we are the sole supplier of iron ore to the customer. Historically, each agreement has contained a base price that is adjusted annually using one or more adjustment factors. Factors that could result in a price adjustment include spot pricing, measures of general industrial inflation and steel prices. Additionally, certain of our supply agreements have a provision that limits the amount of price increase or decrease in any given year.
During 2015, 2014 and 2013, we sold 17.3 million, 21.8 million and 21.3 million tons of iron ore pellets, respectively, from our share of the production from our U.S. Iron Ore mines. The segment’s three major customers together accounted for a total of 93 percent, 86 percent and 78 percent of U.S. Iron Ore product revenues for the years 2015, 2014 and 2013, respectively. Refer to Concentration of Customers below for additional information regarding our major customers.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore operations are located in Western Australia and consist solely of our wholly owned Koolyanobbing operation.
The Koolyanobbing operations serve the Asian iron ore markets with direct-shipped fines and lump ore. The lump products are fed directly to blast furnaces, while the fines products are used as sinter feed. The variation in the two export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of our customers. Production in 2015 was 11.7 million metric tons, compared with 11.4 million metric tons in 2014 and 11.1 million metric tons in 2013.
Koolyanobbing is a collective term for the deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 70 miles separating the three mining areas. The operations at Windarling have been idled since the beginning of the fourth quarter of 2015 as a result of cost cutting measures. Banded iron formations host the mineralization, which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes and, in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together.
Crushing and blending are undertaken at Koolyanobbing, where the crushing and screening plant is located. Once the blended ore has been crushed and screened into a direct lump and fines shipping product, it is transported by rail approximately 360 miles south to the Port of Esperance, via Kalgoorlie, for shipment to our customers in Asia.
Asia Pacific Iron Ore Customers
Asia Pacific Iron Ore’s production is under contract with steel companies primarily in China, Japan and Korea.  In March 2015, we extended the majority of our supply agreements with steel producers in China, and one steel producer in Japan, for two years. The remaining supply agreements with our China steel clients, as well as clients in Japan and Korea, will currently expire in March 2016, but we anticipate that the majority of these contracts will be renewed for the remainder of 2016 in conjunction with our customers’ fiscal year. Pricing for our Asia Pacific Iron Ore Chinese customers consists of shorter-term pricing mechanisms of various durations up to 45 days based on the average of daily spot prices that are generally associated with the time of unloading of each shipment.  Pricing with our Japanese and Korean customers is generally consistent with the inputs used with our Chinese customers, but the pricing inputs are fixed before shipment.
During 2015, 2014 and 2013, we sold 11.6 million, 11.5 million and 11.0 million metric tons of iron ore, respectively, from our Western Australia mines. No Asia Pacific Iron Ore customer comprised more than 10 percent of Cliffs consolidated sales in 2015, 2014 or 2013. The segment’s five largest customers together accounted for a total of 47 percent, 38 percent and 42 percent of Asia Pacific Iron Ore product revenues for the years 2015, 2014 and 2013, respectively.
North American Coal
Throughout the majority of 2015, we owned and operated two low-volatile metallurgical coal operations located in Alabama and West Virginia. These low-volatile metallurgical coal operations had a rated capacity of 6.5 million tons of production annually. In the fourth quarter of 2015, we sold these two low-volatile metallurgical coal operations, Pinnacle mine and Oak grove mine, marking our exit from the coal business. The sale was completed on December 22, 2015. In 2015, we sold a total of 4.6 million tons, compared with 7.4 million tons in 2014 and 7.3 million tons in 2013. In the fourth quarter of 2014, we sold our CLCC assets, which consisted of two high-volatile metallurgical coal mines and a thermal coal mine. The sale was completed on December 31, 2014. Sales tons at the CLCC operations were 2.4 million tons and 2.2 million tons for the years ended December 31, 2014 and 2013, respectively, and are included in the sales tons disclosed above.
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the North American Coal segment discontinued operations.
Eastern Canadian Iron Ore
We continue to own two iron ore mines in Eastern Canada that are currently in restructuring proceedings in Montreal, Quebec, under the CCAA.
As disclosed in the first quarter of 2014, at the end of March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador and in November 2014, we began to implement the permanent closure plan for the mine. The idle and ultimate closure was driven by the unsustainable high cost structure. Additionally, we disclosed in November 2014, that we were pursuing exit options for our Bloom Lake mine. As disclosed in January 2015, active production at the Bloom Lake mine had ceased and the mine had transitioned to "care-and-maintenance" mode. Together, the shutdown of the Wabush Scully mine and the cessation of operations at our Bloom Lake mine represented a complete curtailment of our Eastern Canadian Iron Ore operations.
During 2014 and 2013, we sold 7.2 million and 8.6 million metric tons of iron ore concentrate and pellets, respectively, from our Eastern Canadian Iron Ore mines.

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
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the Eastern Canadian Iron Ore segment discontinued operations.
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
On August 28, 2013, we entered into additional agreements to sell our 30 percent interest in Amapá to Anglo for nominal cash consideration, plus the right to certain contingent deferred consideration upon the two-year anniversary of the closing. However, no contingent deferred consideration was earned upon the two-year anniversary. The closing was conditional on obtaining certain regulatory approvals and the additional agreement provided Anglo with an option to request that we transfer our interest in Amapá directly to Zamin.  Anglo exercised this option and the transfer to Zamin closed in the fourth quarter of 2013. Our interest in Amapá previously was reported as our Latin American iron ore operating segment.
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
We are a pioneer in iron ore pelletizing with over 60 years of experience. We are able to produce customized pellets to meet each customer’s blast furnace specifications, and produce both standard and fluxed pellets. Using our technical expertise and strong market position in the United States to increase our product offering, we have been working on producing DR-grade pellets. In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron pellets. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets.
With state-of-the-art equipment and experienced technical professionals, we remain on the forefront of mining technology. We have an unsurpassed reputation for our pelletizing technology, delivering a world-class quality product to our customers. We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a frontrunner in the implementation of safe and sustainable technology. Our technical experts are dedicated to excellence and deliver superior technical solutions tailored to our customer base.

Concentration of Customers
In 2015, 2014 and 2013 we had three customers that individually accounted for more than 10 percent of our consolidated product revenue. Product revenue from those customers represented in the chart below totaled approximately $1.3 billion, $1.9 billion and $1.9 billion of our total consolidated product revenue in 2015, 2014 and 2013, respectively, and is attributable to our U.S. Iron Ore business segment. The following represents sales revenue from each of these customers as a percentage of our total consolidated product revenue, as well as the portion of product sales for U.S. Iron Ore that is attributable to each of these customers in 2015, 2014 and 2013, respectively:

	Percentage of Total Product Revenue [1]
Customer [2]	2015	2014	2013
ArcelorMittal	37%	29%	24%
AK Steel [3]	21%	20%	14%
Essar [4]	12%	13%	14%
[1] Excluding freight and venture partners’ cost reimbursements.
[2] Includes subsidiaries.
[3] Effective September 16, 2014, AK Steel completed the acquisition of Severstal North America's integrated steelmaking assets located in Dearborn, Michigan. For comparative purposes, we have combined historical data for all periods presented.

4 On October 5, 2015, we terminated the long term agreement with Essar.

	Percentage of U.S. Iron Ore Product Revenue [1]
Customer [2]	2015	2014	2013
ArcelorMittal	49%	40%	36%
AK Steel [3]	29%	28%	21%
Essar [4]	15%	18%	21%
[1] Excluding freight and venture partners’ cost reimbursements.
[2] Includes subsidiaries.
[3] Effective September 16, 2014, AK Steel completed the acquisition of Severstal North America's integrated steelmaking assets located in Dearborn, Michigan. For comparative purposes, we have combined historical data for all periods presented.

4 On October 5, 2015, we terminated the long term agreement with Essar.
ArcelorMittal USA
Our pellet supply agreements with ArcelorMittal USA are the basis for supplying pellets to ArcelorMittal USA, which is based on customer requirements, except for the Indiana Harbor East facility, which is based on customer contract obligations. The following table outlines the expiration dates for each of the respective agreements:

Facility	Agreement Expiration
Cleveland Works and Indiana Harbor West facilities	December 2016
Indiana Harbor East facility	January 2017
ArcelorMittal USA is a 62.3 percent equity participant in Hibbing, as well as, a 21.0 percent equity partner in Empire with limited rights and obligations.
In 2015, 2014 and 2013, our U.S. Iron Ore pellet sales to ArcelorMittal were 9.7 million, 10.2 million and 9.5 million tons, respectively.

AK Steel
On September 16, 2014, AK Steel announced an acquisition of Severstal North America’s integrated steelmaking assets located in Dearborn, Michigan. We had a long-term relationship to supply iron ore pellets to Severstal’s steelmaking assets at that location. Upon consummation of the acquisition, the contract was automatically assigned to AK Steel. The combination of sales pursuant to our preexisting sales agreement with AK Steel and the acquisition of the Dearborn facility with its sales agreement accounts for more than 10 percent of our consolidated product revenue in 2015, 2014 and 2013.
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
In 2015, 2014 and 2013, our U.S. Iron Ore pellet sales to AK Steel and the acquired Dearborn facility were 4.3 million, 5.8 million and 4.1 million tons, respectively.
Essar
Essar Steel Algoma Inc. ("Essar") is a Canadian steelmaker and a subsidiary of Essar Steel Holdings Limited. We had a long term supply agreement under which we were Essar’s sole supplier of iron ore pellets through the end of 2016 and were required to deliver a set tonnage for less than Essar’s entire requirements through 2024. There were multiple contract disputes that led to us filing a complaint in the Federal District Court in the Northern District of Ohio on January 12, 2015. During the litigation process we asserted additional claims of material breach as a result of Essar’s actions during the 2015 calendar year.
On October 5, 2015, Cliffs terminated the long term agreement with Essar as a result of Essar's multiple and material breaches and ceased to supply Essar with pellets. On November 9, 2015, Essar filed for CCAA and Chapter 15 bankruptcy protection. We do not currently supply pellets to Essar and whether we will be required to supply pellets in the future is undetermined at this time. The Canadian Superior Court may require Cliffs to supply Essar under the terms of the agreement or other terms. Essar moved the Canadian CCAA Court to enter an injunction requiring us to supply pellets. We filed a motion to remove the case to Ohio due to the CCAA Court's lack of jurisdiction. On January 25, 2016, the CCAA Court determined that it has jurisdiction over the issue. We remain open to discussing supplying pellets on commercially reasonable terms consistent with a just-in-time iron ore supply arrangement. Our obligation during 2015 was also undetermined and was a claim that was to be determined in the U.S. litigation. We delivered approximately 2.5 million tons in 2015 prior to termination for which we received payment, but of that amount, approximately 860 thousand tons were carryover tons. Pricing under the terminated agreement had been based on a formula that includes international pellet prices.
    In 2015, 2014 and 2013, our U.S. Iron Ore pellet sales to Essar were 2.5 million, 3.5 million and 3.4 million tons, respectively.
Competition
Throughout the world, we compete with major and junior mining companies, as well as metals companies, both of which produce steelmaking raw materials, including iron ore.
North America
In our U.S. Iron Ore business segment, we primarily sell our product to steel producers with operations in North America. We compete directly with steel companies that own interests in iron ore mines in the United States and/or Canada, including ArcelorMittal and U.S. Steel, and with major iron ore pellet exporters from Eastern Canada and Brazil. Additionally, in 2015, finished steel import market share was a record 29 percent in the U.S., up from 28 percent in 2014. As a result, steel utilization rates in North America were recorded at multi-year lows. The reduced demand for U.S. produced steel negatively affects the demand for iron ore pellets within North America.

A number of factors beyond our control affect the markets in which we sell our iron ore. Continued demand for our iron ore and the prices obtained by us primarily depend on the consumption patterns of the steel industry in the U.S., China and elsewhere around the world, as well as the availability, location, cost of transportation and competing prices.
Asia Pacific
In our Asia Pacific Iron Ore business segment, we export iron ore products to the Asia Pacific markets, including China, Japan, Korea and Taiwan. In the Asia Pacific marketplace, we compete with major iron ore exporters from Australia, Brazil and South Africa. These include Anglo, BHP Billiton, Fortescue Metals Group Ltd., Rio Tinto plc and Vale, among others.
Competition in steelmaking raw materials is predicated upon the usual competitive factors of price, availability of supply, product quality and performance, service and transportation cost to the consumer of the raw materials.
Environment
Our mining activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations in a manner that is protective of public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.
Environmental issues and their management continued to be an important focus at each of our operations throughout 2015. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $17 million, $33 million and $32 million, in 2015, 2014 and 2013, respectively. Approximately $5 million, $3 million and $5 million of the 2015, 2014 and 2013 capital expenditures, respectively, relating to environmental matters is attributable to the North American Coal operations that were sold during December 2015. Additionally, approximately $22 million and $14 million of the 2014 and 2013 capital expenditures, respectively, relating to environmental matters, but excluding any expenditures relating to the Bloom Lake tailings and water management system, is attributable to the Eastern Canadian Iron Ore operations that are currently in restructuring proceedings under the CCAA. It is estimated that capital expenditures for environmental improvements will total approximately $26 million in 2016 which is related to our U.S. Iron Ore operations for various water treatment, air quality, dust control, selenium management, tailings management and other miscellaneous environmental projects.
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
Specifically, there are several notable proposed or potential rulemakings or activities that could potentially have a material adverse impact on our facilities in the future depending on their ultimate outcome: Climate Change and GHG Regulation, Regional Haze, NO2 and SO2 National Ambient Air Quality Standards, Cross State Air Pollution Rule, increased administrative and legislative initiatives related to mining activities, Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy's evolving water quality standards for selenium, sulfate and conductivity and scope of the Clean Water Act and definition of “Waters of the United States”.

Climate Change and GHG Regulation
With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our significant risks for the future is mandatory carbon legislation. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes presents a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon regulation presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change. We are continuing to review the physical risks related to climate change utilizing a formal risk management process. As an energy-intensive business, our GHG emissions inventory captures a broad range of emissions sources, such as iron ore furnaces and kilns, diesel mining equipment and our wholly owned Silver Bay power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels (direct impacts), and (2) the costs passed through to us from power generators and distillate fuel suppliers (indirect impacts).
Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure and politics. We expect that momentum to extend carbon regulation will continue with passage of the "Paris Climate Agreement" to keep global temperature rise to below two degrees Celsius. Continued political attention to issues concerning climate change, the role of human activity in it and potential mitigation through regulation may have a material impact on the company's customer base, operations and financial results in the future.
In the U.S., federal carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. Congress has not legislated carbon constraints. In the absence of comprehensive federal carbon legislation, numerous state, regional, and federal regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to carbon control. On May 13, 2010, the U.S. EPA promulgated the GHG Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Prevention of Significant Deterioration permitting program under the CAA. Under the GHG Tailoring Rule, as modified by the recent U.S. Supreme Court decision upholding some components of the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 tons of CO2 emissions per year) are subject to the PSD requirements, including the installation of best available control technology, if the project also significantly increases emissions of at least one non-GHG regulated criteria pollutant. We do not expect the Tailoring Rule provision to materially adversely affect our business in the near term and we cannot reliably estimate the long term impact of the regulation.
On June 25, 2013, President Obama issued a memorandum directing the EPA to develop carbon emission standards for both new and existing power plants under the Clean Air Act's NSPS. On October 23, 2015, EPA promulgated the "Clean Power Plan" which consists of NSPS regulating carbon dioxide from existing power plants at a level of approximately 32 percent below 2005 levels by 2030. States must submit Clean Power Plan SIPs by September 2016, though extension waivers until 2018 are available. These rules do not affect our Silver Bay combined heat and power generating facility. We anticipate that EPA will continue to work on additional GHG NSPS regulations for other industrial categories, including the iron and steel industry, however we cannot reliably estimate the timing or long term impact of future NSPS regulations.
Due to the EPA's Tailoring Rule and GHG NSPS regulations our business and customer base could suffer negative financial impacts over time as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions. We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility, emerging shale gas, coal mine methane offset reduction; and business opportunities associated with pursuing combined heat and power partnerships and new products, including DRI pellets, fluxed pellets and other technology.
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

Regional Haze
In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas. Among the states with Class I areas are Michigan and Minnesota in which we currently own and manage mining operations. The first phase of the regional haze rule (2008-2018) requires analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into SIPs.
Minnesota submitted a regional haze SIP to the EPA on December 30, 2009, and a supplement to the SIP on May 8, 2012. Michigan submitted its regional haze SIP to the EPA on November 5, 2010. During the second quarter of 2012, the EPA also sent information requests to all taconite facilities requesting information on SO2 and NOx emissions and control technology assessments. On June 12, 2012, the EPA approved revisions to the Minnesota SIP addressing regional haze, but also announced it was deferring action on emission limitations that Minnesota intended to represent BART for taconite facilities. On August 15, 2012, the EPA proposed to deny the Michigan and Minnesota taconite SIP BART determinations and simultaneously proposed a separate FIP for taconite facilities. During the comment period for the proposed FIP rule, the taconite industry and other stakeholders developed detailed comments and shared information to address furnace specific case-by-case circumstances. On January 15, 2013, the EPA signed the final FIP for taconite facilities. The final FIP reflects progress toward a more technically and economically feasible regional haze implementation plan and eliminates the need for investing in additional SO2 emission control equipment. However, we remain concerned about the technical and economic feasibility of EPA's BART determination for NOx emissions and we filed a petition for review in the 8th Circuit Court and subsequently received a judicial stay of the FIP which enabled us to conduct a detailed engineering analysis to determine the impact of the regulations on each unique iron ore indurating furnace affected by this rule. The results of this analysis enabled us to reach a settlement with EPA which was incorporated into an amended rule and public noticed in the Federal Register on October 22, 2015. Cost estimates associated with the settlement are reflected in our 5-year capital plan.
NO2 and SO2 National Ambient Air Quality Standards
During the first half of 2010, the EPA promulgated rules that require states to use a combination of air quality monitoring and computer modeling to determine areas of each state that are in attainment with new NO2 and SO2 standards and those areas that are not in attainment with such standards. During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. During June 2011, our Minnesota iron ore mining operations received a request from the MPCA to develop modeling and compliance plans by which each facility would demonstrate compliance with the NO2 and SO2 NAAQS pursuant to the Taconite Regional Haze SIP Long Term Strategy (LTS). Compliance with the LTS modeling demonstrations was originally set for June 30, 2017. On August 20, 2015, EPA released its final Data Requirement Rule (DRR) for characterizing SO2 sources under the 2010 1 Hr SO2 NAAQS. Cliffs’ operation subject to the SO2 DRR, Northshore Mining, is anticipated to demonstrate compliance with the SO2 DRR without incurring additional capital investment. All of our other operations in Minnesota and Michigan are expected to be in attainment for NO2 and SO2 NAAQS without incurring additional capital investment. Further, Minnesota is expected to remove NAAQS modeling obligations under the LTS in light of reduction in haze emissions associated with pending amendment of the taconite Regional Haze FIP regulations. While we will continue to monitor these developments and assess potential impacts to Cliffs, we do not anticipate further capital investments will be necessary for the pending NO2 and SO2 DRR SIP rulemaking.
Cross State Air Pollution Rule
On July 6, 2011, the EPA promulgated the CSAPR, which was intended to be an emissions trading rule for SO2 and NOx. Northshore's Silver Bay Power Plant would have been subject to this rule; however Minnesota elected to follow EPA guidance allowing CSAPR to stand as BART. CSAPR was vacated by the D.C. Circuit Court during the third quarter of 2012. Late in 2014, the Supreme Court re-instated CSAPR with an effective date of January 1, 2015, re-instating the obligations of this rule for Silver Bay Power. In January, 2016, the 8th Circuit Court of Appeals re-affirmed EPA use of CSAPR is equal to or better than BART. Immediate compliance obligations are being met at this time, with the material obligation being procurement of the first year of emissions allowances by March 2016 for the 2015 operating year. Silver Bay Power has installed low NOx burners to reduce emissions that will limit the cost exposure to the emission trading market. The allowance pricing market indicates the annual costs to comply with CSAPR will be less than $0.2 million for 2015 and future allowance prices are anticipated to remain favorable under the existing framework. While we will continue to monitor the availability and pricing of CSAPR allowances and future EPA allocations of CSAPR allowances to Northshore’s Silver Bay Power Plant, we do not anticipate exposure to material costs for existing CSAPR obligations and we cannot reasonably estimate the long term impact of CSAPR should EPA reduce the allocations in response to future lower ozone or PM2.5 regulations.

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
According to the voluntary agreement, the mines proceeded with medium- and long-term testing of possible technologies.  For Cliffs, the requirements in the voluntary agreement apply to the United Taconite and Hibbing facilities.  At this time, we are unable to predict the potential impacts of the voluntary Taconite Mercury Reduction Strategy.  However, a number of research projects were conducted between 2011 and 2014 as the industry continues to assess options for reduction.  While injection of powdered activated carbon into furnace off-gasses for mercury capture in the wet scrubbers showed positive initial results, further testing during 2013 yielded lower overall potential. Alternate technologies are presently being assessed in our ongoing efforts to develop cost effective mercury reduction technologies for our indurating furnaces.
On September 22, 2014, Minnesota promulgated the Mercury Air Emissions Reporting and Reduction Rule mandating mercury air emissions reporting and reduction. The adopted rule expanded applicability to all of our Minnesota operations and requires submitting a mercury reduction plan in 2018 to reduce mercury emissions from all of our Minnesota taconite furnaces by 72 percent by January 2025. The adopted rule does not include all four Adaptive Management Criteria for evaluating mercury reduction, which were agreed upon in the October 2009 Minnesota’s Mercury TMDL Implementation Plan.
To date, there is currently no proven technology to cost effectively reduce mercury emissions from taconite furnaces to the target level of 72 percent that would meet all four Adaptive Management Criteria. We remain concerned about the technical and economic feasibility to reduce taconite mercury emissions by 72 percent and are conducting detailed engineering analysis to determine the impact of the regulations on each unique iron ore indurating furnace affected by this rule. The results of this analysis will guide further dialog with the MPCA regarding our implementation of the requirements. Because development of the technology is in the early stages, any impacts to Cliffs are not estimable at this time.
Selenium Discharge Regulation
In Michigan, Empire and Tilden have developed compliance strategies to manage selenium according to the permit conditions. Empire and Tilden submitted the first permit required Selenium Storm Water Management Plan to the MDEQ in December 2011; and have updated it annually as required. The Selenium Storm Water Management Plan outlines the activities that will be undertaken to address selenium in storm water discharges from our Michigan operations. A prefeasibility engineering estimate for full scale implementation of the storm water collection and conveyance system by November 2017 is approximately $24 million and is included in the 5-year capital plan. A storm water treatment system for both facilities is anticipated sometime before 2025. The cost of the future treatment systems could be significant, although we are continuing to assess and develop cost effective and sustainable treatment technologies.
Tilden's NPDES permit contains a compliance schedule for selenium with a limit of five µg/l that will be effective as of November 1, 2017, at Tilden's Gribben Tailings Basin outfall.  Tilden initiated a prudent and feasible alternatives analysis to further define solutions and cost estimates. An engineering estimate for the selected suite of solutions indicates capital costs will be less than $23 million. In July 2015, the EPA proposed new selenium fish tissue limits and lower lentic and lotic water column concentration criteria which may increase the cost for treatment. We are incorporating this contingency into our planning and treatment technology assessment.

Definition of “Waters of the United States” Under the Clean Water Act
The EPA and Army Corps of Engineers’ promulgated the rule, “Definition of ‘Waters of the United States’ Under the Clean Water Act,”  80 Fed. Reg. 37053 (June 29, 2015), which attempted to add clarity to which waters are jurisdictional under the federal Clean Water Act, and will apply to all Clean Water Act programs, including the Sec. 402 and Sec. 404 permitting programs, Sec. 311 spill prevention program and Sec. 401 state certification process.  It is unclear how the federal and state agencies will implement and enforce the final rule, and how the courts will interpret going forward. The regulation may expand EPA’s authority under the Clean Water Act to many traditionally unregulated mine features such as mine pits, pit lakes, on site ditches, water retention structures, and tailings basins creating a new burden on our U.S. facilities.  This could further be interpreted to add questionable regulatory authority over the groundwater connections between these features and nearby traditionally navigable waters.  On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of this rule while the jurisdiction and legality of the rule are decided in court. We are actively participating in the rulemaking development and assessing the potential impacts to our operations. Because the rule is being litigated, and until the rule is finally implemented, any impacts to Cliffs are not estimable at this time.
Minnesota’s Proposed Sulfate Wild Rice Water Quality Standard
The Minnesota Legislature provided $1.5 million in 2011 for a study to gather additional information about the effects of sulfate and other substances on the growth of wild rice, and to support an update to the sulfate wild rice water quality standard originally adopted in 1973 by the MPCA. The MPCA contracted with the University of Minnesota to conduct several research projects as part of this study. Concurrently, the Minnesota Chamber of Commerce contracted an independent lab to conduct companion research on the impacts of sulfate on wild rice. In March 2015, MPCA released a draft proposal for protecting wild rice from sulfate, which included a draft sulfate wild rice water quality standard, a draft list of waters where the standard would apply, and criteria for adding waters to that list. The draft wild rice water quality standard is an equation that utilizes measured sediment parameters to calculate a sulfate limit protective of wild rice. The independent research conducted by the independent lab contracted by the Minnesota Chamber of Commerce does not directly support the validity of the MPCA’s proposed approach. The rulemaking has a legislated deadline for completion of January 15, 2018. Due to the proposed standard being based on measured sediment parameters that Cliffs is not in possession of near our operating facilities, and uncertainty regarding which waters the standard will apply to, the impacts of the proposed wild rice water quality standard to Cliffs are not estimable at this time.
Conductivity
Conductivity, the measurement of water’s ability to conduct electricity, is a surrogate parameter that generally increases as the amount of dissolved minerals in water increases. In 2011, the EPA issued “A Field-Based Aquatic Life Benchmark for Conductivity in Central Appalachian Streams” which established a recommended conductivity benchmark of 300 µS/cm for the region. The issuance of a benchmark outside of the established rulemaking process was subsequently the subject of litigation in National Mining Association v. Jackson, 880 F. Supp. 2d 119 (D.D.C. 2012) where the court ruled the benchmark is nothing more than a non-binding suggestion. Three years later in Ohio Valley Environmental Coalition, et al. v. Elk Run Coal Co., et al., 3:12-cv-00785 (S.D. W. Va.), a judicial decision held that levels of conductivity higher than the EPA’s benchmark constituted a violation of the state’s narrative water quality standards, were unsupported by science and contrary to decisions previously made by the West Virginia DEP and the West Virginia Supreme Court. In 2015, a group filed a petition with EPA Region 5 alleging that Minnesota was failing to properly implement the state NPDES program; and one of the various allegations asserts that MPCA should be assessing compliance with the state’s narrative water quality standard against the EPA’s conductivity benchmark for the Central Appalachian region. On December 30, 2015, the EPA provided MPCA a draft of the Protocol for Responding to Issues Related to Permitting and Enforcement which indicates that EPA staff will be reviewing available scientific basis in peer reviewed literature as well as promulgated standards. Since the EPA’s review has yet to begin and the forthcoming findings and recommendations, if any, are unknown, the exact nature of the risk to Cliffs is unknown; however, direct application of the 300 µS/cm benchmark to Cliffs’ Minnesota-based assets may have a material impact.
For additional information on our environmental matters, refer to Item 3. Legal Proceedings and NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Energy
Electricity
The state of Michigan is a deregulated electricity state, which affords our mines the ability to purchase electrical energy supply from various suppliers while continuing to purchase distribution service from the incumbent utility. As of September 1, 2013, our Tilden and Empire mines in Michigan exercised the right to purchase electrical supply from Integrys Energy Services while continuing to purchase distribution service from Wisconsin Electric Power Company. The pricing of electricity in the deregulated market is based on the Midwestern Independent System Operator Day-Ahead price. Beginning on February 1, 2015, we began purchasing our electricity supply from the Wisconsin Electric Power Company in a regulated fashion as we terminated our contract with Integrys Energy Services. As of February 1, 2015, Wisconsin Electric Power Company is the sole supplier of electric power to our Empire and Tilden mines. As of April 24, 2015, the Tilden and Empire mines executed special electricity contracts with Wisconsin Electric Power Company. The term of these contracts is through 2019. Wisconsin Electric Power Company provides 300 megawatts of electricity to Empire and Tilden at special rates that are regulated by the MPSC. The pricing under these contracts is generally fixed except Empire and Tilden are subject to frequent changes in Wisconsin Electric Power Company's power supply adjustment factor. Empire and Tilden may also incur additional liabilities depending on the outcome of various proceedings concerning MISO's revised cost allocation methodology for continued operation of the Presque Isle Power Plant in Michigan. If FERC were to decide to award SSR costs based on a revised cost allocation methodology applied retroactively, this could result in a substantial potential liability to our Empire and Tilden mines.
Electric power for the Hibbing and United Taconite mines is supplied by Minnesota Power. On September 16, 2008, the mines finalized agreements with terms from November 1, 2008 through December 31, 2015. The agreements were approved by the MPUC in 2009. The terms of the agreements included an automatic five-year extension that began January 1, 2016.
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
Process and Diesel Fuel
We have a long-term contract providing for the transport of natural gas on the Northern Natural Gas Pipeline for our U.S. Iron Ore operations. At U.S. Iron Ore, the Empire and Tilden mines have the capability of burning natural gas, coal or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and petroleum coke. Consistent with 2015, we expect during 2016 our U.S. Iron Ore operations will utilize both natural gas and coal to heat furnaces and produce power at our Silver Bay Power facility.
All of our mines utilize diesel fuel mainly for our mobile fleet. Como Oil and Propane supplies diesel fuel to all of our U.S. Iron Ore locations from the Calumet refinery in Superior, Wisconsin. Our U.S. Iron Ore locations are contracted with Como Oil and Propane through the end of 2018.

Employees
As of December 31, 2015, we had a total of 2,638 employees.

	2015	2014	2013
U.S. Iron Ore (1)
Salaried	509	658	700
Hourly (3)	1,813	2,705	2,825
Total	2,322	3,363	3,525
Asia Pacific Iron Ore (2)
Salaried	90	139	177
Hourly	—	—	—
Total	90	139	177
North American Coal
Salaried	—	237	379
Hourly	—	821	1,207
Total	—	1,058	1,586
Eastern Canadian Iron Ore (2)
Salaried	32	231	407
Hourly	41	320	973
Total	73	551	1,380
Corporate & Support Services
Salaried	153	275	470
Hourly	—	—	—
Total	153	275	470
Total	2,638	5,386	7,138

(1) Includes our employees and the employees of the U.S. Iron Ore joint ventures.
(2) Excludes contracted mining employees
(3) Excludes the employees on lay-off as a result of the idling of the United Taconite and Northshore mines.
As of December 31, 2015, approximately 81.0 percent of our U.S. Iron Ore hourly employees were covered by collective bargaining agreements. This percentage includes the U.S. Iron Ore hourly employees that are on lay-off and excluded from the table above.
Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW and are covered by labor agreements between the USW and our various operating entities. These labor agreements that cover approximately 2,000 USW-represented employees at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota had an original term of September 1, 2012 through September 30, 2015. We are actively negotiating with the USW for new agreements at those locations and have mutually extended our agreements indefinitely with either party able to terminate upon seven days’ written notice. Employees at our Northshore operations are not represented by a union and are not, therefore, covered by a collective bargaining agreement.
Hourly employees at our Eastern Canadian Iron Ore operations also are represented by the USW. The labor agreement with the USW that covers our represented employees at Bloom Lake is effective from September 1, 2013 through August 31, 2016. The labor agreement with the USW that covers our represented employees at our Pointe Noire facility, is effective from March 1, 2014 through February 28, 2020. The costs associated with the Eastern Canadian Iron Ore employees that are shown in the chart above are not included in our consolidated results due to the deconsolidation of our Canadian Entities in 2015. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the Canadian Entities.
Hourly employees at our Lake Superior and Ishpeming railroads are represented by seven unions covering approximately 108 employees. The labor agreements that cover these employees reopened for bargaining on December

31, 2014 and we are actively bargaining with the seven unions that represent them for successor agreements. These employees negotiate under the Railway Labor Act, which provides that labor agreements remain in force until replaced by a successor agreement. Under the Railway Labor Act work stoppages cannot occur until the parties have engaged in substantial negotiations, have mediated any disputes and have received a release from the National Mediation Board.
Employees at our Asia Pacific Iron Ore, Corporate and Support Services are not represented by a union and are not, therefore, covered by collective bargaining agreements.
Safety
Safety is our primary core value as we continue toward a zero incident culture at our operating facilities.  We continuously monitor, track and measure our safety performance and make changes where necessary.  Best practices are shared globally to ensure each mine site can embed our policies, procedures and learnings for enhanced workplace safety. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide TRIR. During 2015, our TRIR (including contractors) was 1.71 per 200,000 man-hours worked.
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
We also make available, free of charge on our website, the charters of the Audit Committee, Governance and Nominating Committee and Compensation and Organization Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct & Ethics adopted by our Board of Directors. These documents are available through our investor relations page on our website at ir.cliffsnaturalresources.com. The SEC filings are available by selecting “Financial Information” and then “SEC Filings,” and corporate governance materials are available by selecting “Corporate Governance” for the Board Committee Charters, operational governance guidelines and the Code of Business Conduct and Ethics.
References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Annual Report on Form 10-K.
Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:
Cliffs Natural Resources Inc.
Investor Relations
200 Public Square
Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of February 24, 2016. Unless otherwise noted, all positions indicated are or were held with Cliffs Natural Resources Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	58
Chairman of the Board, President and Chief Executive Officer (August 2014 - present); Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 - April 2013); President, Chief Executive Officer and a director of Metals USA Inc. (February 2003 - April 2006).

Terry G. Fedor	51
Executive Vice President, United States Iron Ore (January 2014 - present); Vice President (February 2011 - January 2014); Vice President and General Manager (March 2005 - February 2011) of ArcelorMittal Cleveland, a fully integrated steelmaking facility.

James D. Graham	50
Executive Vice President (November 2014 - present); Chief Legal Officer (March 2013 - present); Secretary (March 2014 - present); Vice President (January 2011 - October 2014); General Counsel - Global Operations (January 2011 - March 2013); Assistant General Counsel (April 2007 - December 2010).

Maurice D. Harapiak	54
Executive Vice President, Human Resources (June 2014 - present); Regional Director, Human Resources - Barrick Gold of North America, a gold mining company (November 2011 - June 2014); Senior Director, Human Resources, Capital Projects - Barrick Gold Corporation, a gold mining company (November 2007 - November 2011).

Terrence R. Mee	46
Executive Vice President, Global Commercial (October 2014 - present); Vice President, Global Iron Ore Sales (February 2014 - October 2014); Senior Vice President, Global Iron Ore Sales (March 2012 - February 2014); Senior Vice President, Global Iron Ore & Metallic Sales (January 2011 - March 2012); Vice President, Sales and Transportation (September 2007 - January 2011).

Clifford T. Smith	56
Executive Vice President, Business Development (April 2015 - present); Executive Vice President, Seaborne Iron Ore (January 2014 - April 2015); Executive Vice President, Global Operations (July 2013 - January 2014); Executive Vice President, Global Business Development (March 2013 - July 2013); Senior Vice President, Global Business Development (January 2011 - March 2013); Vice President, Latin American Operations(September 2009 - January 2011).

P. Kelly Tompkins	59
Executive Vice President and Chief Financial Officer (April 2015 - present); Executive Vice President, Business Development (October 2014 - April 2015); Executive Vice President, External Affairs and President, Global Commercial (November 2013 - October 2014); Chief Administrative Officer (July 2013 - November 2013); Executive Vice President, Legal, Government Affairs and Sustainability (May 2010 - July 2013). Chief Legal Officer (January 2011 - January 2013); President, Cliffs China (October 2012 - November 2013).

Timothy K. Flanagan	38	Vice President, Corporate Controller & Chief Accounting Officer (March 2012 - present); Assistant Controller (February 2010 - March 2012); and Director, Internal Audit (April 2008 - February 2010).
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
An investment in our common shares or other securities is subject to risk inherent to our business and our industry. Described below are certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. Before making an investment decision, you should consider carefully all of the risks described below together with the other information included in this report. The risks and uncertainties described below include known material risks that we face currently. Although we have significant risk management policies, practices and procedures aimed to mitigate these risks, uncertainties may nevertheless impair our business operation. This report is qualified in its entirety by these factors.
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
The volatility of commodity prices, namely iron ore and steel, affects our ability to generate revenue, maintain stable cash flow and to fund our operations, including growth and expansion projects.
As a mining company, our profitability is dependent upon the price of the commodities that we sell to our customers and the price of the products our customers sell, namely iron ore and steel prices. The price of iron ore has fluctuated historically and is affected by factors beyond our control, including: steel inventories; international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; recession or reduced economic activity in the United States, China, India, Europe and other industrialized or developing countries; uncertainties or weaknesses in global economic conditions such as the sovereign debt crisis in Europe and the U.S. debt ceiling; changes in production capacity of other iron ore suppliers, especially as additional supplies come online or where there is a significant increase in imports of steel into the United States or Europe; weather-related disruptions or natural disasters that may impact the global supply of iron ore; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the commodities we sell. To the extent that the prices of iron ore and steel, including the average hot band steel price, subject to a pricing floor, significantly decline for an extended period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We also may have to take impairments on our assets, inventory and/or goodwill. Sustained lower prices also could cause us to further reduce existing reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.
Continued weaknesses in global economic conditions, reduced economic growth in China and oversupply of iron ore and excess steel or imported products could affect adversely our business.
The world price of iron ore is influenced strongly by global economic conditions, including international demand and supply for iron ore products. In particular, the current level of international demand for raw materials used in steel production is driven largely by industrial growth in China. Continued weaknesses in global economic conditions, including the slowing economic growth rate in China, has resulted, and could in the future result, in decreased demand for our products and, together with oversupply of imported products, has and may continue to lead to decreased prices, resulting in lower revenue levels and decreasing margins, which have in the past and may in the future affect adversely our business and negatively impact our financial results. For example, U.S. Iron Ore's realized revenue decreased 23 percent and 9 percent for the years ended December 31, 2015 and December 31, 2014, respectively, while the Fe fines spot price declined 43 percent and 29 percent over the same periods. We are not able to predict whether the global economic conditions will continue or worsen and the impact it may have on our operations and the industry in general going forward.
In addition, due to lower demand for our products and the decline in the prices for our products, we have incurred, and continue to incur, operating losses. We also have significant capital requirements, including interest payments to service our debt. If we incur significant losses in future periods, we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may consider, among other options, restructuring our debt; however, there can be no assurance that these options will be undertaken and, if so undertaken, whether these efforts will succeed.

Capacity expansions within the mining industry could lead to lower global iron ore prices, impacting our profitability.
Expected global growth of iron ore demand, particularly from China, has resulted in iron ore suppliers expanding their production capacity. The supply of iron ore has increased due to these expansions. In the current iron ore market, the increases in our competitors’ capacity has resulted in excess supply of these commodities, resulting in downward pressure on prices. This decrease in pricing has had, and will continue to have, an adverse impact on our sales, margins and profitability.
If steelmakers use methods other than blast furnace production to produce steel or use other inputs, or if their blast furnaces shut down or otherwise reduce production, the demand for our current iron ore products may decrease.
Demand for our iron ore products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that use scrap steel, pig iron, hot briquetted iron and direct reduced iron. North American steel producers also can produce steel using imported iron ore or semi-finished steel products, which eliminates the need for domestic iron ore. Future environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore pellets, demand for our current iron ore products will decrease, which would affect adversely our sales, margins and profitability.
Due to economic conditions and volatility in commodity prices, or otherwise, our customers could approach us about modification of their supply agreements or fail to perform under such agreements. Modifications to our sales agreements or our customers' failures to perform under such agreements, including modifications or failures to perform due to such volatility, could impact adversely our sales, margins, profitability and cash flows.
Although we have contractual commitments for a majority of sales in our U.S. Iron Ore business for 2016, the uncertainty in global economic conditions may impact adversely the ability of our customers to meet their obligations. As a result of such market volatility, our customers could approach us about modifying their supply agreements or fail to perform under such agreements. Considering our limited base of current and potential customers, any modifications to our sales agreements or customers' failures to perform under such agreements could impact adversely our sales, margins, profitability and cash flows. For example, effective October 5, 2015, we terminated our long term supply agreement with Essar as a result of Essar's multiple and material breaches under the agreement. On November 9, 2015, Essar filed for CCAA and Chapter 15 bankruptcy protection. The Canadian Superior Court may require Cliffs to supply Essar under the terms of the agreement or other terms. Essar moved the Canadian CCAA Court to enter an injunction requiring us to supply pellets. We filed a motion to remove the case to Ohio due to the CCAA Court's lack of jurisdiction. On January 25, 2016, the CCAA Court determined that it has jurisdiction over the issue. We remain open to discussing supplying pellets on commercially reasonable terms consistent with a just-in-time iron ore supply arrangement. In addition to the termination of our long term supply agreement with Essar, other potential actions by our customers could result in additional contractual disputes and could ultimately require arbitration or litigation, either of which could be time consuming and costly. Other potential actions by our customers could also lead to a failure to renew existing contracts, such as our contracts with ArcelorMittal, which expire in December 2016 and January 2017. Any such disputes and/or failure to renew existing contracts on favorable terms, in particular contracts with ArcelorMittal, with whom we are actively negotiating new contracts, could impact adversely our sales, margins, profitability and cash flows.

II.	REGULATORY RISKS
We are subject to extensive governmental regulation, which imposes, and will continue to impose, potential significant costs and liabilities on us. Future laws and regulation or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce iron ore products.
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and costs associated with complying with the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 and the regulations promulgated thereunder. In addition, we are subject to various federal, provincial, state and local laws and regulations in each jurisdiction in which we have operations for human health and safety, air quality, water pollution, plant, wetlands, natural resources and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the effects that mining has on groundwater quality, conductivity and availability, and related matters. Numerous governmental permits and approvals are required for our operations. We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations, permits and approvals. If we violate or fail to comply with these laws, regulations, permits or approvals, we could be fined or otherwise sanctioned by regulators. Compliance with the complex and extensive laws and regulations to which we are subject imposes substantial costs, which we expect will continue to increase over time because of increased regulatory oversight, adoption of increasingly stringent environmental standards, and increased demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors.
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers that may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, depending on their ultimate outcome. These emerging or recently enacted rules and regulations include: numerous air regulations, such as climate change and greenhouse gas regulation, regional haze regulation, NAAQS including but not limited to those for NO2 and SO2, the CSAPR; Minnesota’s Mercury Air Emissions Reporting and Reduction Rule, Mercury Total Maximum Daily Load requirements and Taconite Mercury Reduction Strategy, selenium discharge regulation; expansion of federal jurisdictional authority to regulate groundwater, and various other water quality regulations. Such new or more stringent legislation, regulations, interpretations or orders, when enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Although the numerous regulations, operating permits and our management systems mitigate potential impacts to the environment, our operations may impact inadvertently the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations currently use and have used in the past, hazardous materials, and, from time to time, we have generated solid and hazardous waste. We may be subject to claims under federal, provincial, state and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, sediments, groundwater and other natural resources. Such claims for damages and reclamation may arise out of current or former conditions at sites that we own, lease or operate currently, as well as sites that we or our acquired companies have owned, leased or operated, and at contaminated sites that have always been owned, leased or operated by our joint-venture partners. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share. We are subject to a variety of potential liability exposures arising, or otherwise involved in investigation and remediation activities, at certain sites. In addition to currently owned, leased or operated sites, these include sites where we formerly conducted iron ore and/or coal mining or processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not be material.
We also could be subject to litigation for alleged bodily injuries arising from claimed exposure to hazardous substances allegedly used, released, or disposed of by us. In particular, we and certain of our subsidiaries were involved in various claims relating to the exposure of asbestos and silica to seamen who sailed until the mid-1980s on the Great Lakes vessels formerly owned and operated by certain of our subsidiaries. While several hundred of these claims against us had been combined in a multidistrict litigation docket and have since been dismissed and/or settled for non-material amounts, there remains a possibility that similar types of claims could be filed in the future.
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

Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with iron ore mining. These include permits issued by various federal, state and provincial agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future mining operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it more costly to comply. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently conduct our mining activities, including the requirement for additional financial assurances that we may not be able to provide on commercially reasonable terms or at all and which would further limit our borrowing base under our ABL Facility. Such inefficiencies could reduce our production, cash flows, profitability and available liquidity.

III.	FINANCIAL RISKS
A substantial majority of our sales are made under term supply agreements to a limited number of customers that contain price-adjustment clauses that could affect adversely the stability and profitability of our operations.
For the twelve months ended December 31, 2015, a majority of our U.S. Iron Ore sales and our Asia Pacific Iron Ore sales were made under term supply agreements to a limited number of customers. More than 72 percent of our revenue is derived from the North American integrated steel industry. For the twelve months ended December 31, 2015, three customers together accounted for more than 93 percent of our U.S. Iron Ore product sales revenues (representing 70 percent of our consolidated revenues). Our Asia Pacific Iron Ore contracts are due to expire at various dates until March 2017 for the majority of our Chinese customers and March 2016 for the remainder of our Chinese customers and our Japanese and Korean customers. As of December 31, 2015, our U.S. Iron Ore contracts had an average remaining duration of approximately three years. Although we have contractual commitments for a majority of sales in our U.S. Iron Ore business for 2016, the uncertainty in global economic conditions may adversely impact the ability of our customers to meet their obligations. For example, of the potential customers in the North American integrated steel industry, two are in reorganization, and certain others have experienced financial difficulties. We cannot be certain that we will be able to renew or replace existing term supply agreements at approximately the same volume levels, prices or with similar profit margins when they expire. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins, cash flows and profitability.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations under our senior notes.
As of December 31, 2015, we had an aggregate principal amount of $2,898.2 million of total debt, $1,084.2 million of which was secured (excluding outstanding letters of credit, $97 million of equipment loans, and $74 million of capital leases), and $285.2 million of cash on our balance sheet. As of December 31, 2015, no loans were drawn under the credit facility and we had total availability of $366.0 million as a result of borrowing base limitations. As of December 31, 2015, the principal amount of letters of credit obligations totaled $186.3 million and foreign exchange hedge obligations totaled $0.5 million, thereby further reducing available borrowing capacity on our credit facility to $179.2 million.
Our substantial level of indebtedness has required us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes. Moreover, our level of indebtedness could have further consequences, including, increasing our vulnerability to adverse economic or industry conditions, limiting our ability to obtain additional financing in the future to enable us to react to changes in our business, or placing us at a competitive disadvantage compared to businesses in our industry that have less indebtedness.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including our senior notes. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. These measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we may not be able to refinance any of our debt on commercially reasonable terms or at all. Additionally, additional or new financial assurances may be demanded by our vendors or regulatory agencies that we may not be able to provide on commercially reasonable terms or at all.
Changes in credit ratings issued by nationally recognized statistical rating organizations could affect adversely our cost of financing and the market price of our securities.
Credit rating agencies could further downgrade our ratings either due to factors specific to our business, a prolonged cyclical downturn in the mining industry, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. The interest rate payable on our senior notes is subject to adjustment in the event of a change in the credit ratings and is currently at the maximum interest rate of 5.95 percent per annum. Any further decline in our credit ratings would likely result in an increase to our cost of financing, limit our access to the capital markets, significantly harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms and have an adverse effect on the market price of our securities.
We rely on our joint venture partners in our mines to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners when we are not the manager of the joint venture.
We co-own and manage three of our five U.S. Iron Ore mines with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal and U.S. Steel. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore that each joint venture produces. Our U.S. Iron Ore joint venture partners are often also our customers. If one or more of our joint venture partners fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations, including significant capital contribution, pension and postretirement health and life insurance benefit obligations. The premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs; reclamation and other environmental costs; and the costs of terminating long-term obligations, including energy and transportation contracts and equipment leases. For example, with respect to one of our two Eastern Canadian Iron Ore mines, the Bloom Lake mine, CQIM's joint venture partner did not fully participate in calls for capital contributions, resulting in additional financial burden for CQIM. This additional burden was one of multiple factors in CQIM's decision to file for a stay under CCAA.
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
Our mining operations require significant use of energy. Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. These items make up approximately 25 to 30 percent in the aggregate of our operating costs in our U.S. Iron Ore locations, for example. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our mines in Minnesota are subject to changes in Minnesota Power’s rates, such as rate changes that are reviewed and approved by the state public utilities commission in response to an application filed by Minnesota Power. We also enter into market-based pricing supply contracts for natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly. We are estimating that power rates for our electricity-intensive operations could increase above 2015 levels by up to 9.75 percent by 2020, representing an increase of approximately $6 per MWh by 2020 for our U.S. operations.
In addition, U.S. public utilities are expected to pass through additional capital and operating cost increases related to new or pending U.S. environmental regulations that are expected to require significant capital investment and use of cleaner fuels in the future and which may impact U.S. coal-fired generation capacity. These environmental regulations could force the future closure of the Presque Isle Power Plant in the Upper Peninsula of Michigan which supplies electricity to our mines in Michigan.

The availability of capital may be limited.
We may need to access the capital markets to finance ongoing operations, any development of existing mining properties and our other cash requirements. Our substantial indebtedness could make it more difficult for us to borrow money in the future and may reduce the amount of money available to finance our operations and other business activities and may have other detrimental consequences, including the following: requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal, premium, if any, and interest on our debt, which will reduce funds available for other purposes; exposing us to the risk of increased interest costs if the underlying interest rates rise on our existing credit facility or other variable rate debt; making it more difficult to obtain surety bonds, letters of credit or other financing, particularly during periods in which credit markets are weak; causing a decline in our credit ratings; limiting our ability to compete with companies that are not as leveraged and that may be better positioned to withstand economic downturns; and limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we compete and general economic and market conditions. If we further increase our indebtedness, the related risks that we now face, including those described above, could intensify. We cannot predict the general availability or accessibility of capital to finance projects in the future.
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
A court or regulatory body could find that we are responsible, in whole or in part, for liabilities we transferred to other entities.
As part of our strategy to focus on our U.S. iron ore operations we have sold or otherwise disposed of several non-core assets. Some of the transactions under which we sold or otherwise disposed of our non-core assets included provisions transferring certain liabilities to the purchasers or acquirers of those non-core assets. While we believe that all such transfers were completed properly and are legally binding, we may be at risk that some court or regulatory body could disagree and determine that we remain responsible for liabilities we intended to and did transfer.

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
At the end of March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador, and in the fourth quarter of 2014, we began to implement the permanent closure plan for the mine. Additionally, we disclosed in November 2014 that we were pursuing exit options for our Bloom Lake mine and as disclosed in January 2015, active production at Bloom Lake mine completely ceased and the mine transitioned to "care-and-maintenance" mode. To mitigate closure costs in connection with the potential shutdown of the Bloom Lake mine, our Canadian affiliates that operate the mine commenced restructuring proceedings under the CCAA. However, there can be no assurance that we will not have any material obligations in connection with the potential shutdown of the Bloom Lake mine despite the CCAA filing.
Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
In our U.S. Iron Ore operations, disruption of the lake and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, or other events and lack of alternative transportation sources, could impair our ability to supply iron ore to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins and profitability. Further, reduced dredging and environmental changes, particularly at Great Lakes ports, could impact negatively our ability to move our iron ore products because lower water levels restrict the tonnage that vessels can haul, resulting in higher freight rates.
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
Operating levels within the mining industry are subject to unexpected conditions and events that are beyond the industry’s control. Those events could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our iron ore products, and could affect adversely our sales, margins and profitability.
Interruptions in production capabilities inevitably will increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production or re-start production at one mine to offset an interruption in production at another mine. Additionally, re-start production costs can be even higher if required to be taken during extremely cold weather conditions.
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
Regarding the impact of unexpected events happening to our suppliers, many of our mines are dependent on one source for electric power and for natural gas. A significant interruption in service from our energy suppliers due to terrorism or sabotage, weather conditions, natural disasters, or any other cause can result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.
We are subject to risks involving operations and sales in multiple countries.
We supply raw materials to the global integrated steel industry with substantial assets located outside of the U.S. We conduct operations in the U.S. and Australia. As such, we are subject to additional risks beyond those relating to our U.S. operations, such as fluctuations in currency exchange rates; potentially adverse tax consequences due to overlapping or differing tax structures; burdens to comply with multiple and potentially conflicting foreign laws and regulations, including export requirements, tariffs, economic sanctions and other barriers, environmental health and safety requirements, and unexpected changes in any of these laws and regulations; the imposition of duties, tariffs, import and export controls and other trade barriers impacting the seaborne iron ore markets; difficulties in staffing and managing multi-national operations; political and economic instability and disruptions, including terrorist attacks; disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act; and uncertainties in the enforcement of legal rights and remedies in multiple jurisdictions. If we are unable to manage successfully the risks associated with operating our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.
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
As an extension of our re-focused U.S. Iron Ore strategy, we are currently in the process of streamlining our portfolio of non-core assets. Asia Pacific Iron Ore has been identified as a non-core asset and will be considered for monetization. However, we may not be able to sell any non-core assets at sales prices acceptable to us or at all. Gains or losses on the sales of, or lost operating income from, non-core assets may affect our profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability. Our divestiture activities may also present financial, managerial and operational risks. Those risks include diversion of management attention from existing businesses, difficulties separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers. Any of these factors could affect our financial condition and results of operations.

V.	DEVELOPMENT AND SUSTAINABILITY RISKS
The cost and time to implement a strategic capital project may prove to be greater than originally anticipated.
We undertake strategic capital projects in order to enhance, expand or upgrade our mines and production capabilities. Our ability to achieve the anticipated volumes of production, revenues or otherwise realize acceptable returns on strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market (such as a volatile pricing environment for iron ore), operational, permitting and labor-related factors. Further, the cost to implement any given strategic capital project ultimately may prove to be greater and may take more time than originally anticipated. Inability to achieve the anticipated results from the implementation of our strategic capital projects, or the incurring of unanticipated implementation costs, penalties or inability to meet contractual obligations could affect adversely our results of operations and future earnings and cash flow generation.
We continually must replace reserves depleted by production. Exploration activities may not result in additional discoveries.
Our ability to replenish our ore reserves is important to our long-term viability. Depleted ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Resource exploration and development are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions. Given current market conditions, we have curtailed substantially any expenditures related to exploration at or near our mine sites.
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
Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may vary considerably from actual results. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our mineral bodies by analyzing geological data, such as samplings of drill holes. In addition to the geology assumptions of our mines, assumptions are also required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use, and the related costs incurred to develop and mine our reserves. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be affected adversely.

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
Any challenge to our title could delay the exploration and development of some reserves, deposits or surface rights, cause us to incur unanticipated costs and could ultimately result in the loss of some or all of our interest in those reserves or surface rights. In the event we lose reserves, deposits or surface rights, we may have to shut down or significantly alter the sequence of our mining operations, which may adversely affect our future production, revenues and cash flows. Additionally, if we lose any leasehold interests relating to any of our pellet plants or loadout facilities, we may need to find an alternative location to process our iron ore and load it for delivery to customers, which could result in significant unanticipated costs. Finally, we could incur significant liability if we inadvertently mine on property we do not own or lease.
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
Mine development and expansion projects typically require a number of years and significant expenditures during the development or expansion phase before production is possible. Such projects could experience unexpected problems and delays during development, construction and mine start-up or expansion.
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
Our future development activities may not result in the expansion or replacement of current production with new production, or any such new production sites or facilities may be less profitable than currently anticipated, or may not be profitable at all, any of which could have a material adverse effect on our sales, margins and cash flows.

VI.	HUMAN CAPITAL RISKS
Our profitability could be affected adversely if we fail to maintain satisfactory labor relations.
Production in our mines is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages, or other disruptions in our production of iron ore that could affect us adversely. The USW represents all hourly employees at our U.S. Iron Ore and Eastern Canadian Iron Ore operations owned and/or managed by Cliffs or its subsidiary companies except for Northshore. Our labor agreements with the USW at four of our U.S. Iron Ore operations expired on October 1, 2015, and have since been extended indefinitely. We continue to bargain with the USW in good faith with the expectation that we will be able to reach a mutually acceptable long-term extension of our agreements.  At this time, we do not anticipate any type of labor disruption but since we are currently unable to estimate when our labor agreements will be finalized, there is an increased possibility of a disruption at our U.S. Iron Ore operations in 2016.
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
We provide defined benefit pension plans and OPEB to certain eligible union and non-union employees in the United States, including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.
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
The following map shows the locations of our operations and offices as of December 31, 2015:

Beijing Office
Tokyo Office
Perth Office
Koolyanobbing Complex
Northshore Mining
Hibbing Taconite
United Taconite
Tilden Mine
Empire Mine
Cliffs Technology Group
Corporate Headquarters

General Information about the Mines
All of our iron ore mining operations are open-pit mines. Additional pit development is underway as required by long-range mine plans. At our U.S. Iron Ore and Asia Pacific Iron Ore mines, drilling programs are conducted periodically for the purpose of refining guidance related to ongoing operations.
Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.
U.S. Iron Ore
The following map shows the locations of our U.S. Iron Ore operations as of December 31, 2015:

United Taconite
Hibbing Taconite
Northshore Mining
Empire Mine
Tilden Mine

We directly or indirectly own and operate interests in five U.S. Iron Ore mines located in Michigan and Minnesota from which we produced 19.3 million, 22.4 million and 20.3 million tons of iron ore pellets in 2015, 2014 and 2013, respectively, for our account. We produced 6.8 million, 7.3 million and 6.9 million tons, respectively, on behalf of the steel company partners of the mines.
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

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1,2]	2015 Production[2,3]	Mineral Owned	Rights Leased
Empire	79%	Mine, Concentrator, Pelletizer	Magnetite	1963	5.5	3.0	53%	47%
Tilden	85%	Mine, Concentrator, Pelletizer, Railroad	Hematite & Magnetite	1974	8.0	7.6	100%	—%
Hibbing	23%	Mine, Concentrator, Pelletizer	Magnetite	1976	8.0	8.1	3%	97%
Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Magnetite	1990	6.0	4.3	—%	100%
United Taconite	100%	Mine, Concentrator, Pelletizer	Magnetite	1965	5.4	3.1	—%	100%
[1] Annual capacity is reported on a wet basis in millions of long tons, equivalent to 2,240 pounds.
[2] Figures reported on 100% basis.
[3] 2015 Production from Empire includes 0.8 million long tons tolled to Tilden.
Empire Mine
The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. The Empire mine has produced between 3.0 million and 4.4 million tons of iron ore pellets annually over the past five years, of which between 0.8 million and 2.4 million tons annually over the past five years were tolled to Tilden mine. During 2015, Empire was temporarily idled for a summer shutdown beginning on June 26, 2015. The temporary idle ended during mid-October of 2015. The summer shutdown was required due to lower tolling requirements from Tilden mine, a result of reduced demand from our steel-producing customers.
We own 79 percent of Empire and a subsidiary of ArcelorMittal USA has retained the remaining 21 percent ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time. This right has not been exercised. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. As part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the partnership agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and will continue through January 2017. The partnership agreement expires December 31, 2016. We own directly approximately one-half of the remaining ore reserves at the Empire mine and lease them to Empire. A subsidiary of ours leases the balance of the Empire reserves from other owners of such reserves and subleases them to Empire. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation and floatation to produce a magnetite concentrate that is then supplied to the on-site pellet plant.
Tilden Mine
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 7.5 million and 7.8 million tons of iron ore pellets annually. We own 85 percent of Tilden, with the remaining minority interest owned by a subsidiary of U.S. Steel. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetite separation and floatation to produce hematite and magnetic concentrates that are then supplied to the on-site pellet plant.
The Empire and Tilden mines are located adjacent to each other. The logistical benefits include a consolidated transportation system, more efficient employee and equipment operating schedules, reduction in redundant facilities and workforce and best practices sharing. Two railroads, one of which is wholly owned by us, link the Empire and Tilden mines with Lake Michigan at the loading port of Escanaba, Michigan, and with the Lake Superior loading port of Marquette, Michigan.
Hibbing Mine
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. Over the past five years, the Hibbing mine has produced between 7.7 million and 8.1 million tons of iron ore pellets annually. We own 23 percent of Hibbing, a subsidiary of ArcelorMittal has a 62.3 percent interest and a subsidiary of U.S. Steel has a 14.7 percent interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin, operated by BNSF.
Northshore Mine
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota, on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. Crude ore is shipped by a wholly owned railroad from the mine to the processing and dock facilities at Silver Bay. Over the past five years, the Northshore mine has produced between 3.9 million and 5.8 million tons of iron ore pellets annually. One of the four furnaces in the Northshore pellet plant was idled in January 2015. We ran a three furnace operation throughout 2015 until the complete idle of Northshore mine in late November 2015. The temporary idle is a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers. Northshore mine is expected to be idled at least through the first quarter of 2016.
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
United Taconite Mine
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 3.1 million and 5.4 million tons of iron ore pellets annually. Currently, United Taconite mine is temporarily idled. The temporary idle began the first week of August 2015 and is a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers. United Taconite mine is expected to be idled at least through the first quarter of 2016.
We own 100 percent of the United Taconite mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. United Taconite operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported by rail to the plant site located ten miles to the south. At the plant site an additional stage of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant. From the site, pellets are transported by CN rail to a ship loading port at Duluth, Minnesota, operated by CN.

Asia Pacific Iron Ore
The following map shows the location of our Asia Pacific Iron Ore operation as of December 31, 2015:

In Australia, we own and operate the Koolyanobbing operations. We produced 11.7 million metric tons, 11.4 million metric tons and 11.1 million metric tons in 2015, 2014 and 2013, respectively.
The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron formations. Individual deposits tend to be small with complex ore-waste contact relationships. The reserves at the Koolyanobbing operations are derived from 10 separate mineral deposits distributed over a 70 mile operating radius.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1]	2015 Production	Mineral Owned	Rights Leased
Koolyanobbing	100%	Mine, Road Haulage, Crushing- Screening Plant	Hematite & Goethite	1994	11.0	11.7	—%	100%
[1] Annual capacity is reported on a wet basis in millions of metric tons, equivalent to 2,205 pounds.
Koolyanobbing
The Koolyanobbing operations are located 250 miles east of Perth and approximately 30 miles northeast of the town of Southern Cross. Koolyanobbing produces lump and fines iron ore. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renewed as they approach their respective expiration dates. In 2011, a significant permitting milestone was achieved with the granting of regulatory approvals necessary to develop above the water table at Windarling's W1 deposit. In 2013, environmental approvals were obtained for deepening of the Windarling W1 pit and deepening of the Koolyanobbing A/B/C pits. The operations at Windarling have been idled since the beginning of the fourth quarter of 2015 as a result of cost cutting measures.
Over the past five years, the Koolyanobbing operation has produced between 8.2 million and 11.7 million metric tons annually. The expansion project at Koolyanobbing increasing annual capacity to 11 million metric tons was completed in 2012. Ore material can be sourced from nine separate open pit mines and is delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. All of the ore from the Koolyanobbing operations is transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.

North American Coal
Throughout the majority of 2015, we directly owned and operated two North American coal mining complexes from which we produced a total of 4.3 million tons of coal in 2015. In the fourth quarter of 2015, we sold these two coal mining complexes, Pinnacle mine and Oak Grove mine, marking our exit from the coal business. The sale was completed on December 22, 2015. In 2014 and 2013, we produced 7.5 million and 7.2 million tons of coal, respectively. Prior to December 31, 2014, we also owned a third coal mining complex, CLCC. We no longer own CLCC as the sale of the CLCC assets was completed on December 31, 2014. The production tons above include 2.5 million tons and 2.1 million tons of coal produced by CLCC in 2014 and 2013, respectively. Our coal production at each mine was shipped within the U.S. by rail or barge. Coal for international customers was shipped through the ports of Mobile, Alabama; Norfolk, Virginia; and New Orleans, Louisiana.
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the North American Coal segment discontinued operations.
Eastern Canadian Iron Ore
We own interests in two non-operating iron ore mines in the Canadian Provinces of Québec and Newfoundland and Labrador from which we had been producing iron ore concentrate through December 2014 and produced iron ore pellets through June 2013. We produced 6.2 million and 8.7 million metric tons of iron ore product in 2014 and 2013, respectively, from these two mines. In May 2011, we acquired Consolidated Thompson along with its 75 percent interest in the Bloom Lake property. In the fourth quarter of 2013, our interest in Bloom Lake increased by an aggregate of 7.8 percent, bringing our interest to 82.8 percent in the Bloom Lake property.
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec, under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
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

Reserve estimates are based on pricing that does not exceed the three-year trailing average of benchmark prices for iron ore adjusted to our realized price. For the three-year period 2013 to 2015, the average international benchmark price of 62 percent Fe CFR China was $96 per dry metric ton.
We evaluate and analyze mineral reserve estimates in accordance with our mineral policy and SEC requirements. The table below identifies the year in which the latest reserve estimate was completed.

Property	Date of Latest Economic Reserve Analysis
U.S. Iron Ore
Empire	2009
Tilden	2015
Hibbing	2015
Northshore	2015
United Taconite	2013
Asia Pacific Iron Ore
Koolyanobbing	2013
Iron Ore Reserves
Ore reserve estimates for our iron ore mines as of December 31, 2015 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. All of our remaining operations reserves have been adjusted net of 2015 production.

U.S. Iron Ore
All tonnages reported for our U.S. Iron Ore operating segment are in long tons of 2,240 pounds, have been rounded to the nearest 100,000 and are reported on a 100 percent basis.

U.S. Iron Ore Mineral Reserves
as of December 31, 2015
(In Millions of Long Tons)
		Proven		Probable		Proven & Probable		Saleable Product [2,3]		Previous Year
Property	Cliffs Share	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade[5]	Process Recovery[4]	Tonnage	P&P Crude Ore	Saleable Product
Empire	79%	8.6	22.5	—	—	8.6	22.5	37%	3.2	14.6	4.7
Tilden Hematite[1]	85%	306.1	34.7	82.7	33.9	388.8	34.6	37%	143.5	584.3	199.6
Tilden Magnetite	85%	0.2	27.0	0.1	25.1	0.3	26.4	33%	0.1	77.7	29.5
Total Tilden	85%	306.3		82.8		389.1		37%	143.6	662.0	229.1
Hibbing	23%	238.5	19.6	24.7	19.6	263.2	19.6	26%	69.7	260.2	68.0
Northshore	100%	260.2	25.0	557.4	24.2	817.6	24.4	32%	264.3	1,036.3	351.8
United Taconite	100%	400.9	23.1	65.9	22.9	466.8	23.0	33%	156.2	475.1	159.2
Totals		1,214.5		730.8		1,945.3			637.0	2,448.2	812.8

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

Asia Pacific Iron Ore Mineral Reserves
as of December 31, 2015
(In Millions of Metric Tons)[1]
		Proven		Probable		Proven & Probable		Previous Year Total
Property	Cliffs Share	Tonnage	% Fe	Tonnage	% Fe	Tonnage	% Fe2	Tonnage
Koolyanobbing	100%	4.1	56.6	45.0	60.1	49.1	59.8	60.8

[1] Tonnages reported are saleable product reported on a dry basis; shipped products contain approximately 5 percent moisture
[2] Cutoff grade is 54 percent FeT

Item 3.	Legal Proceedings
Alabama Dust Litigation. At the time of the sale of our Oak Grove mine to Seneca on December 22, 2015, three cases were pending in the Alabama state court system that comprise the Alabama Dust Litigation. Generally, these claims were asserted by nearby homeowners alleging that dust emanating from the Concord Preparation Plant causes damage to their properties. The defense and any liability relating to these lawsuits has been assumed by Seneca as part of the sale. As such, we will not continue to make disclosures relating to this litigation.
Bloom Lake Investigation. CQIM, Bloom Lake General Partner Limited and Bloom Lake were investigated by Environment Canada in relation to alleged violations of Section 36(3) of the Fisheries Act that prohibits the deposit of a deleterious substance in water frequented by fish or in any place where the deleterious substance may enter any such water and Section 40(3) of the Fisheries Act in relation to an alleged failure to comply with a direction of an inspector. The investigation covered several alleged incidents that occurred between April 2011 and December 2014. The Bloom Lake investigation was settled on December 19, 2014, resolving all allegations and included a fine of C$1.5 million and a contribution to the Environmental Damages Fund of C$6.0 million. CQIM, Bloom Lake General Partner Limited and Bloom Lake entered into a Management Directive with Environment Canada which outlines compliance obligations to address these concerns going forward.
Empire NPDES Permit Enforcement. Empire received an enforcement letter on December 22, 2015 from the MDEQ alleging exceedances of the selenium effluent limit in 2014 and 2015. The letter invited Empire to resolve the matter via an Administrative Consent Order. Discussions with MDEQ regarding the foregoing alleged exceedances have not been concluded and the resolution of these matters is uncertain at this time. However, it is not anticipated that the Administrative Consent Order obligations will be material to us.

ERISA Litigation. On May 14, 2015, a lawsuit was filed in the United States District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cliffs Natural Resources Inc. et al., No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cliffs Natural Resources Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers. Plaintiff amended the complaint to name as defendants additional current and former employees who served on the investment committee. The suit alleges that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cliffs Natural Resources Inc. stock as a Plan investment option during the class period. The relief sought includes a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the alleged breaches of fiduciary duties. The lawsuit has been referred to our insurance carriers. On December 16, 2015, defendants filed a motion to dismiss the lawsuit.
Essar Litigation. On January 12, 2015, The Cleveland-Cliffs Iron Company, Northshore Mining Company and Cliffs Mining Company (collectively, the "Cliffs Plaintiffs") filed a complaint against Essar in the U.S. District Court for the Northern District of Ohio, Eastern Division, asserting that Essar breached the parties' Pellet Sale and Purchase Agreement, as amended (the "Pellet Agreement") by, among other things, failing to take delivery of and pay for its nominated ore in 2014, failing to make certain payments under a true up provision, and disclosing confidential information. The complaint also seeks a declaration that Essar is not entitled to receive certain credit payments under the terms of the Pellet Agreement. The Cliffs Plaintiffs seek damages in excess of $90 million. Essar filed an Answer and Counterclaim on February 11, 2015, seeking damages in excess of $160 million for various alleged breaches of the Pellet Agreement, including failure to deliver ore, overcharging for certain deliveries, failure to pay certain credit payments and disclosing confidential information. The parties started the discovery process, with a discovery cutoff date set for October 30, 2015, and a trial date set for December 7, 2015. The parties agreed to attempt mediation of the claims. Two mediation sessions took place on March 7 and April 21, 2015. The mediations were unsuccessful. The Cliffs Plaintiffs filed a Motion for Partial Summary Judgment on July 31, 2015, which was granted in part on October 8, 2015. With respect to the Cliffs Plaintiffs' claim that Essar had breached by failing to take its 2014 nomination, the Court found that Essar had breached and had failed to take between 500,000 and 700,000 tons of its 2014 nomination. The summary judgment ruling also dismissed Essar’s counterclaim that the Cliffs Plaintiffs had overcharged Essar by improperly measuring moisture levels. With respect to this claim, the Court found that there was "no basis" for Essar's claim that the Cliffs Plaintiffs had breached the contract. On October 5, 2015, the Cliffs Plaintiffs terminated the Pellet Agreement because of Essar’s continual breach of the Pellet Agreement. On October 6, 2015, Essar filed motions for temporary restraining order and preliminary injunction. Essar withdrew both motions on October 15, 2015, before any order was entered on either motion.
On November 9, 2015, Essar filed for protection under CCAA in Canada in the Ontario Superior Court of Justice and Chapter 15 bankruptcy protection in the United States in the U.S. District Court for the District of Delaware. As a result of the stay related to Essar's bankruptcy proceedings, the litigation in U.S. District Court for the Northern District of Ohio was dismissed without prejudice stating that either party could reinstate the case upon application, if necessary, when the bankruptcy proceedings have concluded. Essar moved the CCAA Court to determine that the Cliffs Plaintiffs' termination of the Pellet Agreement was invalid and to reinstate the Pellet Agreement. The Cliffs Plaintiffs have objected based upon inappropriate jurisdiction and other grounds. On January 25, 2016, the CCAA Court determined that it has proper jurisdiction and instructed the parties to determine an appropriate procedure to try the facts in front of the CCAA Court. The Cliffs Plaintiffs filed an appeal of the CCAA Court's decision regarding proper jurisdiction on February 8, 2016.

Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. Parties have filed petitions for rehearing on FERC's order as well as protests against MISO's compliance filing submitted pursuant to the order. FERC has deferred its decision on the issue of retroactive refunds until after it has approved MISO’s allocation methodology in full. Should FERC award SSR costs based on the revised cost allocation methodology applied retroactively, our current estimate of the potential liability to our Empire and Tilden mines is approximately $17.1 million.  We, however, continue to challenge the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
Pinnacle Mine Environmental Litigation. On June 22, 2010, the West Virginia DEP filed a lawsuit in the Wyoming County Circuit Court against the Pinnacle mine alleging past non-compliance with its NPDES discharge permit. The complaint seeks injunctive relief and penalties. An initial penalty proposal of $1.0 million was offered by the West Virginia DEP in March 2012; however, Pinnacle disagrees with the alleged violations and has met with the DEP to present facts supporting a review and reduction of the proposed penalty. The defense and any liability relating to this lawsuit have been assumed by Seneca as part of the sale. As such, we will not continue to make disclosures relating to this litigation.
Pointe Noire Investigation.  Wabush Mines was investigated by Environment Canada in relation to alleged violations of (i) Section 36(3) of the Fisheries Act, which prohibits the deposit of a deleterious substance in water frequented by fish or in any place where the deleterious substance may enter any such water, and (ii) Section 5.1 of the Migratory Bird Convention Act, 1994.  The Québec Ministry of Sustainable Development, Environment, Wildlife and Parks also conducted an investigation into alleged violations of Section 8 of the Hazardous Material Regulation, which prohibits the discharge of a hazardous material to the environment.  The investigations covered events surrounding and leading up to the alleged release of approximately 1,320 gallons of fuel oil into the Bay of Sept-Iles on September 1, 2013.  We cooperated with the investigators and agency response officials. In April 2014, the Québec Ministry of Justice filed a penalty charge related to the incident. The Pointe Noire investigation was settled in December 2014. A fine of C$750,000 and C$61,000 in costs were paid. We are anticipating a report by the Québec Ministry related to their assessment of the cleanup activities performed by Wabush Mines and further direction related to requirements for additional environmental monitoring, if any.
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed suit in the U.S. District Court for the Northern District of Ohio against us and certain former officers and directors of the Company. The action is captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031. As amended, the action asserts violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. The parties have successfully mediated this dispute and reached a settlement in principle, subject to definitive documentation, shareholder notice and court approval. The lawsuit had been referred to our insurance carriers, who will be required to pay the entirety of the $84 million settlement amount, if approved by the court. The court is expected to schedule a settlement approval hearing. The settlement of this lawsuit, if approved, will have no impact on our financial position or operations.
In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action, which is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., and after a round of removal and remand motions, is now pending in the Cuyahoga County , Ohio, Court of Common Pleas, No. CV-14-828140. As amended, the suit asserts claims against us, certain current and former officers and directors of the Company, and several underwriters of the offering, alleging disclosure violations in the offering documents regarding operations at our Bloom Lake mine, the impact of those operations on our finances and outlook, and about the progress of our former exploratory chromite project in Ontario, Canada. The parties successfully mediated this dispute and reached a settlement agreement in principle, subject to definitive documentation, notice to class members and court approval. The settlement provides for a payment to the proposed class of $10 million, which has been deposited into escrow by the insurance carriers. A court hearing, during which the parties will seek court approval of the proposed class action settlement, is scheduled for April 14, 2016.
Shareholder Derivative Lawsuits. In June and July 2014, alleged shareholders of Cliffs filed three derivative actions in the Cuyahoga County, Ohio, Court of Common Pleas asserting claims against certain current and former officers and directors of the Company. These actions, captioned Black v. Carrabba, et al., No. CV-14-827803, Asmussen v. Carrabba, et al., No. CV-14-829259, and Williams, et al. v. Carrabba, et al., No. CV-14-829499, allege that the individually named defendants violated their fiduciary duties to the Company by, among other things, disseminating false and misleading information regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, failing to maintain internal controls, and failing to appropriately oversee and manage the Company. The complaints assert additional claims for unjust enrichment, abuse of control, gross mismanagement, overpayment upon departure of certain executives, and waste of corporate assets. The parties have reached a settlement in principle to settle all three cases, subject to definitive documentation, shareholder notice and court approval. Under the pending settlement, the Company will agree to enact or continue various corporate-governance related measures and to pay plaintiffs' attorneys' fees and expenses. The lawsuit had been referred to our insurance carriers who will pay $775,000 for attorneys' fees and expenses to plaintiffs' lawyers. The settlement of these actions will have no impact on our financial position. Following the announcement of the settlement in principle of these three shareholder derivative cases, an additional derivative shareholder action, captioned Mansour v. Carrabba, et al., No. 16-CV-00390, was filed in the U.S. District Court for the Northern District of Ohio against the same defendants and alleging substantially identical claims. This additional lawsuit has been referred to our insurance carriers.
The Rio Tinto Mine Site. The Rio Tinto Mine Site is an historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek, a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order dated September 14, 2001, between the Nevada DEP and the RTWG composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated and E. I. duPont de Nemours and Company. The Consent Order provides for technical review by the U.S. Department of the Interior Bureau of Indian Affairs, the U.S. Fish and Wildlife Service, U.S. Department of Agriculture Forest Service, the Nevada DEP and the Shoshone-Paiute Tribe of the Duck Valley Reservation (collectively, the "Rio Tinto Trustees"). In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that would include the EPA and encompass both the remedial action and the NRD issues.
The Nevada DEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012, by the Nevada DEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and was finalized on May 20, 2013. Under the terms of the Consent Decree, the RTWG has agreed to pay over $29 million in cleanup costs and natural resource damages to the site and surrounding area. Under the terms of the Consent Decree, the RTWG is responsible for removing mine tailings from Mill Creek, improving the creek to support redband trout, improving water quality in Mill Creek and the East Fork Owyhee River and long term monitoring of the site. Nevada DEP will oversee the cleanup, with input from EPA and monitoring from the Rio Tinto Trustees. The Company's share of the total settlement cost, which includes this remedial action, insurance and other oversight costs, was $12.2 million. As of December 31, 2015, we had completed all required payments related to the Consent Decree.
Southern Natural Gas Lawsuit.  On July 23, 2014, Southern Natural Gas Company, L.L.C. filed a lawsuit in the Circuit Court of Jefferson County, Alabama (Case No. 68-CV-2014-900533.00) against the Company and others.  The suit seeks to prevent coal mining activity underneath a gas pipeline at our Oak Grove property and to require defendants to pay the costs associated with relocating that pipeline.  The suit asserts claims for declaratory judgment and nuisance.  This lawsuit was pending at the time of the sale of our Oak Grove mine to Seneca. The defense and any liability relating to this lawsuit has been assumed by Seneca as part of the sale, including the obligation to indemnify the Company as a named defendant. As such, we will not continue to make disclosures relating to this litigation.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits. While the matter has been referred to the DOJ for enforcement, it is not anticipated currently to have a material impact on our business.
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
Common Share Price Performance and Dividends
The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE and the dividends declared per common share:

	2015			2014
	High	Low	Dividends	High	Low	Dividends
First Quarter	$9.39	$4.12	$—	$26.63	$17.40	$0.15
Second Quarter	6.87	4.27	—	21.25	13.60	0.15
Third Quarter	4.53	2.28	—	18.41	10.19	0.15
Fourth Quarter	3.73	1.42	—	11.70	5.63	0.15
Year	9.39	1.42	$—	26.63	5.63	$0.60
At February 22, 2016, we had 1,274 shareholders of record.
On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters.
Shareholder Return Performance
The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs' common shares; (2) S&P 500 Stock Index; (3) S&P Smallcap 600 Index; and (4) S&P Metals and Mining ETF Index. The values of each investment are based on price change plus reinvestment of all dividends reported to shareholders.

		2010	2011	2012	2013	2014	2015
Cliffs Natural Resources Inc.	Return %		-19.24	-34.76	-30.17	-71.56	-77.87
	Cum $	100.00	80.76	52.69	36.79	10.46	2.32
S&P 500 Index - Total Returns	Return %		2.08	15.98	32.36	13.69	1.38
	Cum $	100.00	102.08	118.39	156.70	178.15	180.61
S&P Smallcap 600 Index	Return %		0.99	16.30	41.29	5.73	-2.00
	Cum $	100.00	100.99	117.45	165.65	175.95	171.95
S&P Metals and Mining ETF	Return %		-28.16	-6.60	-5.37	9.77	-50.51
	Cum $	100.00	71.84	67.10	63.50	69.70	34.49
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2015	—	$—	—	$200,000,000
November 1 - 30, 2015	3,548	$3.24	—	$200,000,000
December 1 - 31, 2015	83,388	$1.58	—	—
Total	86,936	$1.65	—	—

(1)	These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

(2)
On August 25, 2014, the Board of Directors authorized a share repurchase plan pursuant to which we were permitted to buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million. No shares were purchased through December 31, 2015. The authorization expired on December 31, 2015.

Item 6.	Selected Financial Data

Summary of Financial and Other Statistical Data - Cliffs Natural Resources Inc. and Subsidiaries
	2015 (g)	2014 (f)	2013 (e)	2012 (c)	2011 (b)
Financial data (in millions, except per share amounts) *
Revenue from product sales and services	$2,013.3	$3,373.2	$3,890.8	$3,982.7	$4,873.7
Cost of goods sold and operating expenses	(1,776.8)	(2,487.5)	(2,406.4)	(2,438.4)	(2,197.0)
Other operating expense	(85.2)	(755.6)	(104.1)	(239.3)	(201.5)
Operating income	151.3	130.1	1,380.3	1,305.0	2,475.2
Income from continuing operations	143.7	56.4	878.9	336.4	1,904.1
Loss from discontinued operations, net of tax	(892.1)	(8,368.0)	(517.1)	(1,463.0)	(91.5)
Net income (loss)	(748.4)	(8,311.6)	361.8	(1,126.6)	1,812.6
Loss (income) attributable to noncontrolling interest	(0.9)	1,087.4	51.7	227.2	(193.5)
Net income (loss) attributable to Cliffs shareholders	(749.3)	(7,224.2)	413.5	(899.4)	1,619.1
Preferred stock dividends	(38.4)	(51.2)	(48.7)	—	—
Income (loss) attributable to Cliffs common shareholders	$(787.7)	$(7,275.4)	$364.8	$(899.4)	$1,619.1
Earnings (loss) per common share attributable to Cliffs common shareholders - basic
Continuing operations	$0.63	$(0.14)	$5.37	$2.19	$12.61
Discontinued operations	(5.77)	(47.38)	(2.97)	(8.51)	(1.06)
Earnings (loss) per common share attributable to Cliffs common shareholders - basic	$(5.14)	$(47.52)	$2.40	$(6.32)	$11.55
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted
Continuing operations	$0.63	$(0.14)	$4.95	$2.18	$12.53
Discontinued operations	(5.76)	(47.38)	(2.58)	(8.48)	(1.05)
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted	$(5.13)	$(47.52)	$2.37	$(6.30)	$11.48
Total assets	$2,135.5	$3,147.2	$13,102.9	$13,549.6	$14,516.6
Long-term debt obligations (including capital leases)	$2,755.6	$2,911.5	$2,968.4	$4,081.7	$3,701.2
Net cash from operating activities	$37.9	$358.9	$1,145.9	$514.5	$2,288.0
Distributions to preferred shareholders cash dividends (d)
- Per depositary share	$1.32	$1.76	$1.66	—	—
- Total	$38.4	$51.2	$48.7	—	—
Distributions to common shareholders cash dividends (a)
- Per share	$—	$0.60	$0.60	$2.16	$0.84
- Total	$—	$92.5	$91.9	$307.2	$118.9
Repurchases of common shares	—	—	—	—	$289.8
Common shares outstanding - basic (millions)
- Average for year	153.2	153.1	151.7	142.4	140.2
- At year-end	153.6	153.2	153.1	142.5	142.0

Iron ore production and sales statistics
(tons in millions - U.S. Iron Ore; metric tons in millions - Asia Pacific Iron Ore)
Production tonnage - U.S. Iron Ore	26.1	29.7	27.2	29.5	31.0
- Asia Pacific Iron Ore	11.7	11.4	11.1	11.3	8.9
Production tonnage - (Cliffs' share)
- U.S. Iron Ore	19.3	22.4	20.3	22.0	23.7
Sales tonnage - U.S. Iron Ore	17.3	21.8	21.3	21.6	24.2
- Asia Pacific Iron Ore	11.6	11.5	11.0	11.7	8.6

* Management determined as of March 31, 2015, that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. The North American Coal segment continued to meet the criteria throughout 2015 until we sold our North American Coal operations during the fourth quarter of 2015. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.
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

(a) During 2011 we paid quarterly common share dividends of $0.14 per share. The increased 2011 cash dividends were paid on March 1, 2011, and June 1, 2011, to shareholders on record as of February 15, 2011, and April 29, 2011, respectively. On July 12, 2011, our Board of Directors increased the quarterly common share dividend by 100 percent to $0.28 per share. The increased cash dividend was paid on September 1, 2011, December 1, 2011, and March 1, 2012, to our shareholders on record as of the close of business on August 15, 2011, November 18, 2011, and February 15, 2012, respectively. On March 13, 2012, our Board of Directors increased the quarterly common share dividend by 123 percent to $0.625 per share. The increased cash dividend was paid on June 1, 2012, August 31, 2012 and December 3, 2012 to our shareholders on record as of April 27, 2012, August 15, 2012, and November 23, 2012, respectively. On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013, and December 2, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013, August 15, 2013, and November 22, 2013, respectively. Additionally, in 2014, the dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014, September 2, 2014 and December 1, 2014 to our common shareholders of record as of the close of business on February 21, 2014, May 23, 2014, August 15, 2014, and November 15, 2014, respectively. On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters. The elimination of the common share dividend provides us with additional free cash flow of approximately $92 million annually, which we intend to use for further debt reduction.

(b) On May 12, 2011, we completed our acquisition of Consolidated Thompson by acquiring all of the outstanding common shares of Consolidated Thompson for C$17.25 per share in an all-cash transaction including total debt less cash. Consolidated Thompson was included within the entities under the CCAA filing. As noted above, financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
      In 2011, during our annual goodwill impairment test in the fourth quarter, a goodwill impairment charge of $27.8 million was recorded for our CLCC reporting unit, within the North American Coal operating segment. As noted above, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.

(c) Upon performing our annual goodwill impairment test in the fourth quarter of 2012, goodwill impairment charges of $997.3 million and $2.7 million were recorded for our CQIM and Wabush reporting units, respectively, both within the Eastern Canadian Iron Ore operating segment. We also recorded an impairment charge of $49.9 million related to our Eastern Canadian Iron Ore operations to reduce those assets to their estimated fair value as of December 31, 2012, due to the idling of the pelletizing facility at Pointe Noire. All of these charges impacted Other operating expense. The Eastern Canadian Iron Ore operations were included within the entities under the CCAA filing. As noted above, financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
       As a result of the approval for the sale of our 30 percent interest in Amapá, an impairment charge of $365.4 million was recorded through Equity income (loss) from ventures for the year ended December 31, 2012.

(d) On March 20, 2013, our Board of Directors declared a cash dividend of $13.6111 per preferred share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013, to our preferred shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, September 9, 2013, and November 11, 2013, our Board of Directors declared a quarterly cash dividend of $17.50 per preferred share, which is equivalent to approximately $0.44 per depositary share. The cash dividends were paid on August 1, 2013, November 1, 2013, and February 3, 2014 to our preferred shareholders of record as of the close of business on July 15, 2013, October 15, 2013, and January 15, 2014, respectively. The cash dividend was paid on May 1, 2013 to our preferred shareholders of record as of the close of business on April 15, 2013. On February 11, 2014, May 13, 2014, September 8, 2014, and November 19, 2014, our Board of Directors declared a quarterly cash dividend of $17.50 per preferred share, which is equivalent to approximately $0.44 per depositary share. The cash dividends were paid on May 1, 2014, August 1, 2014, November 3, 2014, and February 2, 2015, to our preferred shareholders of record as of the close of business on April 15, 2014, July 15, 2014, October 15, 2014, and January 15, 2015, respectively. On March 27, 2015, July 1, 2015, and September 10, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2015, August 3, 2015, and November 2, 2015 to our shareholders of record as of the close of business on April 15, 2015, July 15, 2015, and October 15, 2015, respectively.

(e) Upon performing our annual goodwill impairment test in the fourth quarter of 2013, a goodwill impairment charge of $80.9 million was recorded for our Cliffs Chromite Ontario and Cliffs Chromite Far North reporting units within our Ferroalloys operating segment. We also recorded other long-lived asset impairment charges of $169.9 million, of which $154.6 million relates to our Wabush reporting unit within our Eastern Canadian Iron Ore operating segment to reduce those assets to their estimated fair value as of December 31, 2013. These reporting units were included within the entities under the CCAA filing. As noted above, financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.

(f) During 2014, we recorded an impairment of goodwill and other long-lived assets of $73.5 million. The goodwill impairment charge of $73.5 million related to our Asia Pacific Iron Ore reporting unit. There were also other long-lived asset impairment charges of $562.0 million related to our continuing operations including the Asia Pacific Iron Ore operating segment and our Other reportable segments. The other long-lived asset impairment charges which related to our discontinued operations were $8,394.4 million related to our Wabush operation and Bloom Lake operation within our Eastern Canadian Iron Ore operating segment, and our CLCC thermal operation, Oak Grove operation and Pinnacle operation within our North American Coal operating segment, along with impairments charged to reporting units within our Other reportable segments. The impairment charges were primarily a result of changes in life-of-mine cash flows due to declining pricing for both global iron ore and low-volatile metallurgical coal, which impacts our estimate of long-term pricing, along with changes in strategic focus including exploratory phases of possible divestiture of the operations as the new Chief Operating Decision Maker views Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys as non-core assets. The CLCC assets were sold in the fourth quarter of 2014 on December 31, 2014, resulting in a loss on sale of $419.6 million. As noted above, all current and historical North American Coal operating segment results are included in our financial statement and classified within discontinued operations.

(g) On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings (the "Bloom Filing") under the CCAA with the Québec Superior Court (Commercial Division) in Montreal (the “Court”). Additionally, on May 20, 2015, we announced that the Wabush Group commenced restructuring proceedings (the "Wabush Filing") in the Court under the CCAA. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations.
Consistent with our strategy to extract maximum value from our current assets, on December 22, 2015, we sold our equity interests in all the remaining North American Coal operations to Seneca Coal Resources, LLC ("Seneca"). The sale included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement which extends through the year 2020. As noted above, all current and historical North American Coal operating segment results are included in our financial statement and classified within discontinued operations.

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
Industry Overview
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. In 2015, the U.S. produced approximately 79 million metric tons of crude steel or about 5 percent of total global crude steel production. This represents an approximate 10 percent decrease in U.S. crude steel production when compared to 2014. U.S. total steel capacity utilization was approximately 71 percent in 2015, which is an approximate 7 percent decrease from 2014. Additionally, in 2015, China produced approximately 804 million metric tons of crude steel, or approximately 50 percent of total global crude steel production. These figures represent an approximate 2 percent decrease in Chinese crude steel production when compared to 2014. Throughout 2015, global crude steel production decreased about 3 percent compared to 2014.
Throughout 2015, the Platts 62 percent Fe fines spot price has been driven down by a combination of reduced domestic steel demand from China and increased global iron ore production leading to excess supply, as well as mining cost deflation and a sharp fall in Australian and Brazilian currencies versus the U.S. dollar. In 2016, we do not expect to see meaningful improvement in iron ore prices without significant changes to the global iron ore supply-demand picture.
The iron ore supply-demand situation has not only adversely impacted iron ore producers, but also the global steel industry. Currently, the global steel industry is experiencing its worst conditions in over a decade, with prices for products falling even lower than those realized during the most recent recession - the 2008 global financial crisis. We believe that very low cost iron ore has contributed substantially to foreign steel exported out of China and other countries into the U.S. market. As a result of these imports, as well as the continued weakening of the oil and gas sector, domestic pricing for steel has been depressed and in turn, our customers' demand for pellets has fallen. In 2016, we expect these conditions to improve as recently imposed duties on unfairly traded steel should curb the steel imports entering the U.S, and as a result we expect to see domestic steel pricing rising throughout 2016.
The Platts 62 percent Fe fines spot price decreased 37 percent to an average price of $47 per ton for the three months ended December 31, 2015 compared to the respective quarter of 2014. In comparison, the year to date Platts 62 percent Fe fines spot pricing has decreased 43 percent to an average price of $56 per ton during the year ended December 31, 2015. These large decreases in the Platts 62 percent Fe fines spot price were driven by insufficient growth in Chinese demand to absorb the additional seaborne supply. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because its contracts correlate heavily to world market spot pricing and to a lesser extent certain of our U.S. Iron Ore contracts.
As a result of our long-term contracts, for the three months and year ended December 31, 2015 when compared to the comparable prior year, our U.S. Iron Ore revenues experienced a realized revenue rate decrease of 25 percent and 23 percent, respectively, versus the much higher decreases in Platts 62 percent Fe fines spot price. Additionally, the first quarter sales tons for U.S. Iron Ore in both 2015 and 2014 include a substantial amount of carry over tonnage from prior year nominations which are priced based on prior year price formulas.
Our consolidated revenues for the years ended December 31, 2015 and 2014 were $2.0 billion and $3.4 billion, respectively, with net income from continuing operations per diluted share of $0.63 and net loss from continuing operations per diluted share of $0.14, respectively. Net income from continuing operations for the year ended December 31, 2015 was impacted positively by a $392.9 million gain on extinguishment of debt. This was offset by lower sales margin which decreased by $649.2 million for the year ended December 31, 2015 when compared to 2014 primarily driven by lower market pricing for our products and decreased sales volume partially offset by cost cutting measures and favorable foreign exchange rates. Additionally, results for the year ended December 31, 2015 were impacted negatively by the increase in income tax expense of $255.3 million primarily due to the net increase in the valuation allowance on U.S. deferred tax assets, partially offset by the utilization of net operating losses. Net income from continuing operations in 2014 was impacted negatively by $562.0 million of long-lived asset impairment recorded in the second half of 2014 along with $73.5 million of goodwill impairment recorded in the third quarter of 2014.

Strategy
The Company is Focused on our Core U.S. Iron Ore Business
We continue the strategic shift to a company focused fully on our U.S. Iron Ore business. We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts, some of which begin to expire at the end of 2016, to the largest North America steel producers. Cliffs has the unique advantage of being a low cost producer of iron ore pellets in the U.S. market. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable business. We expect to continue to strengthen our U.S. Iron Ore operating cost profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options into the EAF market.  As the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron pellets, hot briquetted iron and/or pig iron.  In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron pellets. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets. While we are still in the early stages of developing our alternative metallic business, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientele.
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
On December 22, 2015, we closed the sale of our remaining North American Coal business which included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. The remaining North American Coal business was sold to Seneca Coal Resources, LLC. The sale marked our exit from the coal business and represents another very important step in the implementation of our U.S. Iron Ore pellet-centric, environmentally compliant strategy. Prior to this sale, it was determined by management as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. For more information regarding the sale and the held for sale classification of our North American Coal business, see NOTE 14 - DISCONTINUED OPERATIONS for further information.
As an extension of our re-focused U.S. Iron Ore strategy, we continue to consider further divestiture of the Asia Pacific Iron Ore business. We believe the assets from this non-core segment have value and will only consummate a transaction where we believe the consideration fairly and adequately represents such value. Asia Pacific Iron Ore is a well-recognized and reliable supplier to steelmakers in Asia. As we consider selling this business, we will continue to operate Asia Pacific Iron Ore with very low total capital expenditures for the remaining life of mine.
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
Competitive Strengths
Resilient U.S. Iron Ore Operations
Our U.S. Iron Ore segment is the core focus of our business strategy. The U.S. Iron Ore segment is the primary contributor to our consolidated results, generating 76 percent of consolidated revenue and $352 million of consolidated Adjusted EBITDA for the year ended December 31, 2015. U.S. Iron Ore produces differentiated iron ore pellets that are customized for use in customers’ blast furnaces as part of the steelmaking process. The grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation. We believe our long history of supplying customized pellets to the U.S. steel producers has resulted in a co-dependent relationship between us and our customers. This technical and operational co-dependency has enabled Cliffs to claim a substantial portion of the total U.S. iron ore market. Based on Cliffs’ equity ownership in its U.S. mines, Cliffs’ share of the annual rated production capacity is 25.5 million tons, representing 44 percent of total U.S. annual pellet capacity. Long-lived assets with an average mine life of approximately 20 years provide the opportunity to maintain our significant market position well into the future.
We believe U.S. Iron Ore is uniquely positioned in the global iron ore market due to its reduced exposure to seaborne iron ore pricing. More than half of U.S. Iron Ore production is sold through long-term contracts that are structured with various formula-based pricing mechanisms that reference seaborne pricing, inflation factors and steel prices and mitigate the impact of any one factor's price volatility on our business. U.S. Iron Ore’s realized revenue rate decreased 25 percent and 23 percent for the three months and year ended December 31, 2015, respectively, compared to a 37 percent and 43 percent decline in the Platts 62 percent Fe fines spot price over the same periods.
In addition, we maintain lower costs compared to our competition as a result of our proximity to U.S. steelmaking operations. Our costs are lower as a result of inherent transportation advantages associated with our mine locations near the Great Lakes which allows for transportation via railroads and loading ports. U.S. Iron Ore mines also benefit from on-site pellet production and ore production facilities located a short distance from the mines. These advantages translated to cash production costs in the three months and year ended December 31, 2015 of $45 per ton and $54 per ton, respectively, which included the cost to mine, concentrate and pelletize, certain transportation costs and site administration costs.
Competitive Asia Pacific Iron Ore Operations
Although our annual production tonnage is substantially less than our competitors in the seaborne market, the Asia Pacific Iron Ore business maintains a competitive position with the major Australian iron ore producers. We produce a product mix of approximately 50 percent lump ore and 50 percent fines, which is a significantly higher lump mix than the major producers in Australia. This lump ore commands a premium in the seaborne market over iron ore fines.
Further, our Asia Pacific Iron Ore segment is a cost competitive producer and requires minimal ongoing sustaining capital expenditures to continue our operations. Cash production costs during the three months and year ended December 31, 2015, were $26 per ton and $31 per ton, respectively. Going forward, we will continue to operate Asia Pacific Iron Ore with a clear bias toward cash optimization.
Recent Developments
USW Labor Agreements
Our labor agreements with the USW at our Tilden, Empire, Hibbing and United Taconite mines were scheduled to expire at 12:01 a.m. on October 1, 2015. Prior to the expiration of these agreements, we agreed with the USW to extend these agreements indefinitely. Either party may terminate the agreements by providing the other party with 168 hours (i.e., seven days) notice. We continue to bargain with the USW in good faith with the expectation that we will be able to reach a mutually acceptable long-term extension of our agreements. At this time, we do not anticipate any type of labor disruption as the USW has committed to “continue working under the current terms and conditions of employment until a tentative agreement is reached.”
Pellet Agreement with Essar
On October 6, 2015, we announced that, effective October 5, 2015, we terminated our Pellet Agreement with Essar. Our decision was made as a result of Essar's multiple and material breaches under the agreement. While the agreement has been terminated, we remain open to discussing supplying the Essar steel-making operation in Sault St. Marie or its successor with pellets on commercially reasonable terms consistent with a just-in-time iron ore supply arrangement.
Northshore
On November 17, 2015, we announced that we would be temporarily idling iron ore pellet production at our Northshore mining operation in Minnesota. The idling was a result of a reduction in iron pellet nominations from our customers. Until our domestic customers' blast furnace capacity utilization rates improve, our existing customer demand can be satisfied from our current pellet inventory. We completed the idling of the Northshore mine by the end of November. Our Northshore mine could be restarted and return to normal operating levels if recently filed and forthcoming trade cases were to result in increased pellet nominations from our customers.  Conversely, if increased iron ore pellet demand does not materialize during this period, the idled state of production could be for an extended period of time.  Currently, we anticipate that Northshore mine will be idled through the first quarter of 2016. The temporary idling resulted in reductions in force at the Northshore mine.

North American Coal Operations
On December 22, 2015, we closed the sale of our remaining North American Coal business which included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. Pinnacle mine and Oak Grove mine were sold to Seneca Coal Resources, LLC ("Seneca") and the deal structure was a sale of equity interests of our remaining coal business. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing plan which extends through the year 2020.
The Pinnacle Complex includes the Pinnacle and Green Ridge mines, which are underground low-volatile metallurgical coal mines. The Pinnacle mine has been in operation since 1969. The Green Ridge mines became operational in 2004. In February 2010, the Green Ridge No. 1 mine was closed permanently due to exhaustion of the economic reserves at the mine. In addition, the Green Ridge No. 2 mine was idled in January 2012. Both facilities share preparation, processing and load-out facilities.
The Oak Grove mine is an underground low-volatile metallurgical coal mine. The mine has been in operation since 1972. Preparation, processing and rail load-out facilities are located on-site.
In 2015, the Pinnacle operations produced 2.4 million tons of metallurgical coal and the Oak Grove operations produced 1.9 million tons of metallurgical coal. In 2014, the Pinnacle operations produced 2.7 million tons of metallurgical coal and the Oak Grove operations produced 2.3 million tons of metallurgical coal.
We recorded a gain on the sale of Pinnacle mine and Oak Grove mine of approximately $9.3 million on a pre-tax basis in the fourth quarter of 2015. The gain is recorded within Loss from Discontinued Operations, net of tax on the Statements of Consolidated Operations.
Prior to the sale, it was determined by management as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. For more information regarding the sale and the held for sale classification of our North American Coal business, see NOTE 14 - DISCONTINUED OPERATIONS for further information.
Preferred Stock
In February 2013, we issued 731,250 shares of 7.00% Series A Mandatory Convertible Preferred Stock, Class A ("Series A preferred shares"). Under the terms of the Series A preferred shares, when and if declared by our Board of Directors, holders of the Series A preferred shares are entitled to cumulative dividends at an annual rate of 7.00 percent on the liquidation preference of $1,000 per share. On January 4, 2016, we announced that, under the terms of our Series A preferred shares, the final quarterly dividend otherwise payable upon mandatory conversion of the Series A preferred shares on February 1, 2016, would not be paid in cash. Instead, pursuant to the terms of the Series A preferred shares, the conversion rate was increased such that holders of the Series A preferred shares received additional Cliffs' common shares in lieu of the accrued dividend at the time of the mandatory conversion. In accordance with applicable law, our Board of Directors determined not to declare a dividend payable in cash. The number of our common shares in the aggregate issued in lieu of the dividend was approximately 1.26 million. This resulted in an effective conversion rate of .9052 common shares, rather than .8621 common shares, per depositary share, each representing one-fortieth of a share of Series A preferred shares. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.
Exchange Offers
On January 27, 2016, we announced the commencement of private offers to exchange (the "Exchange Offers") up to $710 million aggregate principal amount of our newly issued 8.00 percent 1.5 Lien Senior Secured Notes due 2020 (the “New 1.5 Lien Notes”) for certain outstanding notes (the "Existing Notes") of Cliffs, upon the terms and subject to the conditions set forth in our confidential offering memorandum dated January 27, 2016. Eligible holders were notified that they must validly tender their Existing Notes on February 9, 2016 (the “Early Tender Date”), in order to be eligible to receive the applicable total exchange consideration which includes an early tender premium. On February 10, 2016, we announced that as of the Early Tender Date, a total of approximately $465.3 million principal amount of Existing Notes had been tendered in the Exchange Offers. We also announced that the Early Tender Date has been extended to February 26, 2016, and that the exchange consideration for the 3.95 percent Senior Notes due 2018 had been increased. Accordingly, all Existing Notes tendered prior to the extended Early Tender Date will be eligible to receive the total exchange consideration. The Exchange Offers will expire at 5:00 p.m., New York City time, on February 26, 2016 and tenders of Existing Notes may no longer be withdrawn after that time, except in certain limited circumstances described in the confidential offering memorandum and related letter of transmittal.

Business Segments
Our Company’s primary continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. Additionally, as a result of the CCAA filing of the Bloom Lake Group on January 27, 2015 and the Wabush Group on May 20, 2015, we no longer have a controlling interest over the Bloom Lake Group and certain other wholly owned subsidiaries, and we no longer have a controlling interest over the Wabush Group. The Bloom Lake Group, Wabush Group and certain of each of their wholly owned subsidiaries were previously reported as Eastern Canadian Iron Ore and Other reportable segments. As such, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries as of January 27, 2015. Additionally, as a result of the Wabush Filing on May 20, 2015, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The wholly-owned subsidiaries deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Results of Operations – Consolidated
2015 Compared to 2014
The following is a summary of our consolidated results of operations for the years ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$2,013.3	$3,373.2	$(1,359.9)
Cost of goods sold and operating expenses	(1,776.8)	(2,487.5)	710.7
Sales margin	$236.5	$885.7	$(649.2)
Sales margin %	11.7%	26.3%	(14.6)%
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2015 decreased $1,359.9 million, or 40.3 percent, from 2014. The decrease in sales revenue during 2015 compared to 2014 was primarily attributable to the decrease in market pricing for our products, including a reduction of one customer's full-year hot band steel price. Together these factors negatively impacted revenues by $804.4 million for the year ended December 31, 2015.
Changes in world market pricing impacts our revenues each year. Iron ore revenues decreased $804.4 million in 2015 compared to 2014 primarily due to the decrease in the Platts 62 percent Fe fines spot price, which declined 42.6 percent to an average price of $56 per ton in 2015, and a decrease in one customer's full-year hot band steel price. The decrease in our realized revenue rates during 2015 compared to 2014 was 22.7 percent and 46.4 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively. Additionally, there was a decrease in revenues period-over-period as a result of lower iron ore sales volumes of $458.1 million for the year ended December 31, 2015.
Refer to “Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the years ended December 31, 2015 and 2014 were $1,776.8 million and $2,487.5 million, respectively, a decrease of $710.7 million, or 28.6 percent year-over-year.

Cost of goods sold and operating expenses for the year ended December 31, 2015 decreased by $335.0 million as operational efficiencies and cost cutting efforts across each of our business units has reduced costs. Also, as a result of favorable foreign exchange rates in 2015 versus 2014, we realized lower costs of $94.6 million. Additionally, there was a decrease in costs period-over-period as a result of lower iron ore sales volumes of $299.1 million for the year ended December 31, 2015. These decreases in cost were partially offset by incrementally higher idle costs of $61.5 million due to the temporary idle of our United Taconite mine which began in the first week of August 2015, the temporary idle of the Empire mine which began on June 26, 2015 and then came back on line during October 2015, and the one idled production line at our Northshore mine during all of 2015 followed by the complete temporary idle of Northshore mine in the end of November 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the years ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(110.0)	$(154.7)	$44.7
Impairment of goodwill and other long-lived assets	(3.3)	(635.5)	632.2
Miscellaneous - net	28.1	34.6	(6.5)
	$(85.2)	$(755.6)	$670.4
Selling, general and administrative expenses during the year ended December 31, 2015 decreased $44.7 million over 2014. As a result of the reduction of the workforce, we reduced employment costs for the year ended December 31, 2015 by $16.7 million. There were lower severance costs of $14.1 million during the year ended December 31, 2015 versus 2014. Also, the year ended December 31, 2015 was impacted favorably by $7.8 million due to a reduction in outside service spending and $5.6 million due to a reduction in rent and operating lease spending.
Impairment of goodwill and other long-lived assets was $3.3 million and $635.5 million during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, we recorded goodwill impairment of $73.5 million related to our Asia Pacific Iron Ore reporting unit. We also recorded other long-lived asset impairment charges of $562.0 million during 2014. The charges were related to our Asia Pacific Iron Ore operating segment, along with impairments charged to reporting units within our Other reportable segments. The impairment charges were primarily a result of management determining that the carrying value of the asset groups may not be recoverable primarily due to long-term price forecasts as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62 percent Fe fines spot price, which particularly effects the Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing were lower than prior estimates. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements.
Additionally, a new CEO, Lourenco Goncalves, was appointed by the Board of Directors in early August 2014 and subsequently identified as the CODM in accordance with ASC 280, Segment Reporting. The new CODM views Asia Pacific Iron Ore as a non-core asset and continues to evaluate the business unit for a change in strategy including possible divestiture. These factors, among other considerations utilized in the individual impairment assessments, indicate that the carrying value of the respective asset group and Asia Pacific Iron Ore goodwill may not be recoverable. Refer to NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

The following is a summary of Miscellaneous - net for the year ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$16.3	$29.0	$(12.7)
Insurance recoveries	7.6	—	7.6
Management and royalty fees	6.4	10.8	(4.4)
Gain (loss) on disposal of assets	3.4	(3.5)	6.9
Other	(5.6)	(1.7)	(3.9)
	$28.1	$34.6	$(6.5)
For the year ended December 31, 2015 there was an unfavorable impact of $12.7 million due to the change in foreign exchange re-measurement driven primarily by lower Australian bank account balances that are denominated in U.S. dollars. Also, during 2015 there was an unfavorable impact on Miscellaneous - net due to bad debt expense of $7.1 million that was recorded in the third quarter of 2015 related to one customer.
These unfavorable impacts were partially offset by $7.6 million of insurance recoveries related to the clean-up of the Pointe Noire oil spill that occurred in September 2013. Additionally, net gain on disposal of assets was $3.4 million during the year ended December 31, 2015, compared to a net loss on disposal of assets of $3.5 million in 2014. The net gain on disposal of assets in 2015 was primarily attributable to a $5.0 million gain on the sale of assets and equity related to our Global Exploration Group operations during the fourth quarter of 2015. Results for the Global Exploration Group are reported within our Other reportable segments.
Other Income (Expense)
The following is a summary of other income (expense) for the years ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance Favorable/ (Unfavorable)
Interest expense, net	(228.5)	(176.7)	(51.8)
Gain on extinguishment of debt	392.9	16.2	376.7
Other non-operating income (expense)	(2.6)	10.7	(13.3)
	$161.8	$(149.8)	$311.6
The increase in gain on extinguishment of debt during the year ended December 31, 2015 compared to the comparable prior year is a result of the corporate debt restructuring and debt repurchases of senior notes trading at a discount, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES.
Interest expense was unfavorably impacted by $94.1 million for the year ended December 31, 2015 as we entered into new credit arrangements during the first quarter of 2015. Additionally, the year ended December 31, 2015 was unfavorably impacted by $11.9 million due to unfavorable interest rates, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES. The unfavorable impact was offset partially by reduced interest expense of $50.8 million for the year ended December 31, 2015 due to the extinguishment of certain Senior Notes and the revolving credit agreement during the first quarter of 2015, as discussed in NOTE 5 - DEBT AND CREDIT FACILITIES.
Additionally, other non-operating income during the year ended December 31, 2014 included a $7.8 million gain on the sale of marketable securities.

Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance
Income tax benefit (expense)	$(169.3)	$86.0	$(255.3)
Effective tax rate	54.1%	436.5%	(382.4)%
A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate for the years ended December 31, 2015 and 2014 is as follows:

	(In Millions)
	2015		2014
Tax at U.S. statutory rate of 35 percent	$109.6	35.0%	$(6.9)	35.0%
Increases/(Decreases) due to:
Non-taxable loss (income) related to noncontrolling interests	(3.0)	(1.0)	(9.4)	47.7
Impact of tax law change	—	—	13.0	(66.0)
Percentage depletion in excess of cost depletion	(34.9)	(11.1)	(87.9)	446.2
Impact of foreign operations	(53.9)	(17.2)	51.4	(260.9)
Income not subject to tax	—	—	(27.7)	140.6
Goodwill impairment	—	—	22.7	(115.2)
State taxes, net	0.2	0.1	(25.4)	128.9
Settlement of financial guaranty	—	—	(347.1)	1,761.9
Valuation allowance reversal in current year	(104.6)	(33.4)	318.3	(1,615.7)
Valuation allowance on future tax benefits recorded in prior years	165.8	52.9	15.2	(77.2)
Tax uncertainties	84.1	26.9	—	—
Prior year adjustments made in current year	5.9	1.9	(6.3)	32.1
Other items - net	0.1	—	4.1	(20.9)
Provision for income tax benefit and effective income tax rate including discrete items	$169.3	54.1%	$(86.0)	436.5%
Our tax provision for the year ended December 31, 2015 was an expense of $169.3 million and a 54.1 percent effective tax rate compared with a benefit of $86.0 million and an effective tax rate of 436.5 percent for the prior-year. The change in the income tax expense from the prior-year benefit is due primarily to placement of valuation allowances on previously recorded U.S. future tax benefits that management has determined are not recoverable. The impact of foreign operations relates to income in foreign jurisdictions where the statutory rates, ranging from zero percent to 30 percent, differ from the U.S. statutory rate of 35 percent. Other items include depletion as well as the reversal of valuation allowance related to current year realization of tax benefits.
For the year ended December 31, 2014, income not subject to tax includes the tax benefit of non-taxable interest income related to an intercompany note between the U.S. and Canada. This note was restructured on April 27, 2014 and no longer results in an income tax benefit after this date.
See NOTE 9 - INCOME TAXES for further information.
Loss from Discontinued Operations, net of tax
Loss from Discontinued Operations, net of tax was comprised primarily of the loss on discontinued operations related to our North American Coal operating segment and our Eastern Canadian Iron Ore operations.

As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. The Loss from Discontinued Operations, net of tax related to the North American Coal operating segment was $152.4 million and $1,134.5 million for the years ended December 31, 2015 and 2014, respectively.
In January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. The Loss from Discontinued Operations, net of tax related to the deconsolidated Canadian Entities was $739.7 million and $7,233.5 million for the years ended December 31, 2015 and 2014, respectively.
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
Noncontrolling Interest
Noncontrolling interest is comprised primarily of our consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million and $1,113.3 million for the years ended December 31, 2015 and 2014, respectively. The net income attributable to the noncontrolling interest related to the Empire mining venture was $8.6 million and $26.9 million for the years ended December 31, 2015 and 2014, respectively.
Results of Operations – Consolidated
2014 Compared to 2013
The following is a summary of our consolidated results of operations for the years ended December 31, 2014 and 2013:

	(In Millions)
	2014	2013	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$3,373.2	$3,890.8	$(517.6)
Cost of goods sold and operating expenses	(2,487.5)	(2,406.4)	(81.1)
Sales margin	$885.7	$1,484.4	$(598.7)
Sales margin %	26.3%	38.2%	(11.9)%
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2014 decreased $517.6 million, or 13.3 percent, from 2013. The decrease in sales revenue during 2014 compared to 2013 was primarily attributable to the decrease in market pricing for our products, which impacted revenues by $648.4 million for the year ended December 31, 2014. Changes in world market pricing impacts our revenues each year. During 2014, iron ore revenues were impacted primarily by the decrease in the Platts 62 percent Fe fines spot price, which declined 28.5 percent to an average price of $97 per ton, resulting in decreased revenues of $648.4 million. The decrease in our realized revenue rates during 2014 compared to 2013 was 9.5 percent and 32.8 percent for our U.S. Iron Ore and Asia Pacific Iron Ore, respectively. This decrease was partially offset by an increase in revenues period-over-period as a result of higher iron ore sales volumes of 1.0 million tons or $115.6 million for the year ended December 31, 2014.

Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the years ended December 31, 2014 and 2013 were $2,487.5 million and $2,406.4 million, respectively, an increase of $81.1 million, or 3.4 percent, year-over-year.
Cost of goods sold and operating expenses for the year ended December 31, 2014 increased period-over-period primarily as a result of higher iron ore sales volumes of $71.1 million for the year ended December 31, 2014. Additionally, we incurred higher costs at our U.S. Iron Ore operations of $34.4 million primarily due to increased repairs and maintenance along with higher costs related to increased energy rates in early 2014. Partially offsetting these increases was a decrease in idle costs period-over-period of $48.9 million for the year ended December 31, 2014.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
Following is a summary of other operating income (expense) for the years ended December 31, 2014 and 2013:

	(In Millions)
	2014	2013	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(154.7)	$(163.8)	$9.1
Impairment of goodwill and other long-lived assets	(635.5)	(14.3)	(621.2)
Miscellaneous - net	34.6	74.0	(39.4)
	$(755.6)	$(104.1)	$(651.5)
Selling, general and administrative expenses during the year ended December 31, 2014 decreased $9.1 million over 2013. The year ended December 31, 2014 was impacted favorably by $22.2 million for employment costs related to cost savings actions and reduced year-over-year expense of $10.5 million related to pension and other postemployment benefits. Offsetting these cost reductions was an increase in costs related to the proxy contest and the change in control of the majority of our Board of Directors. We incurred substantial costs associated with various advisors, including bankers, attorneys and others. Costs associated with these events were approximately $26.2 million for the year ended December 31, 2014.
Impairment of goodwill and other long-lived assets were $635.5 million and $14.3 million during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we recorded goodwill impairment of $73.5 million related to our Asia Pacific Iron Ore reporting unit. We also recorded other long-lived asset impairment charges of $562.0 million during 2014. The charges are related to our Asia Pacific Iron Ore operating segment, along with impairments charged to reporting units within our Other reportable segments. The impairment charges were primarily a result of management determining that the carrying value of the asset groups may not be recoverable primarily due to long-term price forecasts as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62 percent Fe fines spot price, which particularly effects the Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing were lower than prior estimates. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements. Additionally, a new CEO, Lourenco Goncalves, was appointed by the Board of Directors in early August 2014 and subsequently identified as the CODM in accordance with ASC 280, Segment Reporting. The CODM views Asia Pacific Iron Ore as a non-core asset and continues to evaluate the business unit for a change in strategy including possible divestiture. These factors, among other considerations utilized in the individual impairment assessments, indicate that the carrying value of the respective asset groups and Asia Pacific Iron Ore goodwill may not be recoverable. Refer to NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

The following is a summary of Miscellaneous - net for the year ended December 31, 2014 and 2013:

	(In Millions)
	2014	2013	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$29.0	$53.2	$(24.2)
Gain (loss) on disposal of assets	(3.5)	19.4	(22.9)
Exploration costs	(3.0)	(14.3)	11.3
Management and royalty fees	10.8	12.0	(1.2)
Other	1.3	3.7	(2.4)
	$34.6	$74.0	$(39.4)
For the year ended December 31, 2014, there was an unfavorable incremental impact of $24.2 million due to the change in foreign exchange re-measurement on short-term intercompany notes, Australian bank accounts that are denominated in U.S. dollars and certain monetary financial assets and liabilities, which are denominated in something other than the functional currency of the entity.
Net loss on disposal of assets was $3.5 million during the year ended December 31, 2014, compared to a net gain on disposal of assets of $19.4 million in 2013. The net gain on disposal of assets in 2013 was primarily attributable to our final settlement of the sale of our beneficial interest in the mining tenements and certain infrastructure of Cockatoo Island during the second quarter of 2013. Upon final settlement of the sale, we extinguished approximately $18.6 million related to the estimated cost of the rehabilitation. Our 50 percent equity interest in Cockatoo Island was included in our Asia Pacific operations prior to the sale.
Exploration costs decreased by $11.3 million during the year ended December 31, 2014 from 2013, primarily due to decreases in costs at our Global Exploration Group operations. The Global Exploration Group is reported within our Other reportable segments. Our Global Exploration Group had cost decreases of $8.0 million in 2014 over 2013, due to lower overhead and professional services spend. In alignment with our capital allocation strategy, we had minimal levels of exploration spending in 2014 and that has continued into the subsequent years.
Other Income (Expense)
Following is a summary of other income (expense) for the years ended December 31, 2014 and 2013:

	(In Millions)
	2014	2013	Variance Favorable/ (Unfavorable)
Interest expense, net	(176.7)	(186.4)	9.7
Gain on extinguishment of debt	16.2	—	16.2
Other non-operating income (expense)	10.7	(3.0)	13.7
	$(149.8)	$(189.4)	$39.6
The decrease in interest expense in 2014 compared to 2013 was attributable to reduced interest expense of $7.1 million related to unamortized debt issuance costs being expensed upon our repayment of the balance of the term loan in February 2013 and $7.9 million related to a decrease in borrowings on the revolving credit facility. This decrease was offset partially by additional interest expense related to the change in borrowing capacity of our revolving credit facility which resulted in $3.7 million of unamortized debt issuance costs being expensed as of the effective date of the amendment and increased interest rates on the 3.95 senior notes which resulted in $4.6 million of additional interest expense. Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further information.
The $16.2 million gain on extinguishment of debt is related to our repurchase of debt in the fourth quarter of 2014. Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

Additionally, other non-operating income increased by $13.7 million during the year ended December 31, 2014 in comparison to 2013. Other non-operating income was impacted positively in 2014 by $7.8 million related to the sale of marketable securities as a decision was made to liquidate the asset in 2014.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the December 31, 2014 and 2013:

	(In Millions)
	2014	2013	Variance
Income tax benefit (expense)	$86.0	$(237.6)	$323.6
Effective tax rate	436.5%	20.0%	416.5%

A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate for the years ended December 31, 2014 and 2013 is as follows:

	(In Millions)
	2014		2013
Tax at U.S. statutory rate of 35 percent	$(6.9)	35.0%	$416.8	35.0%
Increases/(Decreases) due to:
Non-taxable loss (income) related to noncontrolling interests	(9.4)	47.7	(5.4)	(0.5)
Impact of tax law change	13.0	(66.0)	—	—
Percentage depletion in excess of cost depletion	(87.9)	446.2	(97.6)	(8.2)
Impact of foreign operations	51.4	(260.9)	(48.7)	(4.1)
Income not subject to tax	(27.7)	140.6	(84.7)	(7.1)
Goodwill impairment	22.7	(115.2)	—	—
State taxes, net	(25.4)	128.9	5.6	0.5
Settlement of financial guaranty	(347.1)	1,761.9	—	—
Manufacturer's deduction	—	—	(9.3)	(0.8)
Valuation allowance - current year	318.3	(1,615.7)	53.2	4.5
Valuation allowance on tax benefits recorded in prior years	15.2	(77.2)	—	—
Tax uncertainties	—	—	12.5	1.1
Prior year adjustments made in current year	(6.3)	32.1	4.9	0.4
Other items - net	4.1	(20.9)	(9.7)	(0.8)
Provision for income tax benefit and effective income tax rate including discrete items	$(86.0)	436.5%	$237.6	20.0%
Our tax provision for the year ended December 31, 2014 was a benefit of $86.0 million and a 436.5 percent effective tax rate compared with an expense of $237.6 million and an effective tax rate of 20.0 percent for the prior-year. The change in the income tax benefit from the prior-year expense is due primarily to the impairment of global long-lived assets offset by valuation allowances on future tax benefits that management has determined are not recoverable and the settlement of a financial guaranty. The impact of foreign operations relates to losses in foreign jurisdictions where the statutory rates, ranging from zero percent to 30 percent, differ from the U.S. statutory rate of 35 percent. Other items include non-deductible goodwill impairment as well as a decrease in the tax benefit from interest income not subject to tax.

For the years ended December 31, 2014 and 2013, income not subject to tax includes the tax benefit of non-taxable interest income related to an intercompany note between the U.S. and Canada. This note was restructured on April 27, 2014 and no longer results in an income tax benefit after this date.
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
Loss from Discontinued Operations, net of tax
Loss from Discontinued Operations, net of tax was comprised primarily of the loss on discontinued operations related to our North American Coal operating segment and our Eastern Canadian Iron Ore operations. The Loss from Discontinued Operations, net of tax related to the North American Coal operating segment was $1,134.5 million and $9.3 million for the years ended December 31, 2014 and 2013, respectively. The Loss from Discontinued Operations, net of tax related to the deconsolidated Canadian Entities was $7,233.5 million and $509.8 million for the years ended December 31, 2014 and 2013, respectively.
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $1,113.3 million for the year ended December 31, 2014 compared to net loss attributable to the noncontrolling interest of $66.5 million for the year ended December 31, 2013. The net income attributable to the noncontrolling interest of the Empire mining venture was $26.9 and $20.7 million for the years ended December 31, 2014 and 2013, respectively.
Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impairment of goodwill and other long-lived assets, impacts of discontinued operations, extinguishment of debt, severance and contractor termination costs and other costs associated with the change in control, foreign currency remeasurement, certain supplies inventory write-offs, and intersegment corporate allocations of selling, general and administrative costs. Management uses and believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.

2015 Compared to 2014

	(In Millions)
	2015	2014

Net Loss	$(748.4)	$(8,311.6)
Less:
Interest expense, net	(231.4)	(185.2)
Income tax benefit (expense)	(163.3)	1,302.0
Depreciation, depletion and amortization	(134.0)	(504.0)
EBITDA	$(219.7)	$(8,924.4)
Less:
Impairment of goodwill and other long-lived assets	$(3.3)	$(635.5)
Impact of discontinued operations	(892.0)	(9,332.5)
Gain on extinguishment of debt	392.9	16.2
Severance and contractor termination costs	(10.2)	(23.3)
Foreign exchange remeasurement	16.3	29.0
Proxy contest and change in control costs in SG&A	—	(26.6)
Supplies inventory write-off	(16.3)	—
Total Adjusted EBITDA	$292.9	$1,048.3

EBITDA:
U.S. Iron Ore	$317.6	$805.6
Asia Pacific Iron Ore	35.3	(352.9)
Other (including discontinued operations)	(572.6)	(9,377.1)
Total EBITDA	$(219.7)	$(8,924.4)

Adjusted EBITDA:
U.S. Iron Ore	$352.1	$833.5
Asia Pacific Iron Ore	32.7	252.9
Other	(91.9)	(38.1)
Total Adjusted EBITDA	$292.9	$1,048.3
EBITDA for the year ended December 31, 2015 increased by $8.7 billion on a consolidated basis from 2014. The period-over-period change was driven primarily by the items detailed above in the EBITDA calculation. Adjusted EBITDA decreased by 755.4 million for the year ended December 31, 2015 from the comparable period in 2014. The decrease was primarily attributable to the lower consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during 2015.

U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the years ended December 31, 2015 and 2014:

	(In Millions)
			Changes due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$1,525.4	$2,506.5	$(401.9)	$(465.4)	$—	$(113.8)	$(981.1)
Cost of goods sold and operating expenses	(1,298.3)	(1,796.1)	140.2	305.3	(61.5)	113.8	497.8
Sales margin	$227.1	$710.4	$(261.7)	$(160.1)	$(61.5)	$—	$(483.3)

	Year Ended December 31,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$79.12	$102.36	$(23.24)	(22.7)%
Cash production cost	54.35	63.83	(9.48)	(14.9)%
Non-production cash cost	5.92	1.08	4.84	448.1%
Cost of goods sold and operating expense rate[1] (excluding DDA)	60.27	64.91	(4.64)	(7.1)%
Depreciation, depletion & amortization	5.72	4.92	0.80	16.3%
Total cost of goods sold and operating expense rate	65.99	69.83	(3.84)	(5.5)%
Sales margin	$13.13	$32.53	$(19.40)	(59.6)%

Sales tons[2] (In thousands)	17,292	21,840
Production tons[2] (In thousands)
Total	26,138	29,733
Cliffs’ share of total	19,317	22,431
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $227.1 million for the year ended December 31, 2015, compared with the sales margin of $710.4 million for the year ended December 31, 2014. The decline compared to the prior year is attributable to a decrease in revenue of $981.1 million partially offset by a decrease in cost of goods sold and operating expenses of $497.8 million. Sales margin per ton decreased 59.6 percent to $13.13 during the year ended December 31, 2015 compared to 2014.
Revenue decreased by $867.3 million, excluding the decrease of $113.8 million of freight and reimbursements, from the prior year, predominantly due to:

•
The average year-to-date realized product revenue rate declined by $23.24 per ton or 22.7 percent to $79.12 per ton in 2015, which resulted in a decrease of $401.9 million. This decline is a result of:

◦
Changes in customer pricing negatively affected the realized revenue rate by $9 per ton driven primarily by the reduction in Platts 62 percent Fe fines spot price as well as other indices referenced in customer contracts;

◦
Realized revenue rates impacted negatively by $7 per ton primarily as a result of one major customer contract with a pricing mechanism affected by a reduction in their full-year hot band steel pricing; and

◦
Realized revenue rates impacted negatively by $5 per ton related to one major customer contract with a reduced average selling price due to a change in the pricing mechanism as prescribed in the contract which shifted the contract from a fixed rate to a rate impacted by the Platts 62 percent Fe fines spot price, as well as other market rates plus the impact and timing of carryover tons.

•Lower sales volumes of 4,548 thousand tons or $465.4 million due to:

◦
A lower nomination in 2015 from one customer due to reduced 2015 demand, reduced demand from a customer due to the idling of its blast furnace beginning in March 2015 and the expiration of a contract with one customer at the end of 2014; and

◦	Lower sales to one customer in 2015 due to the termination of a contract in the fourth quarter of the current year.

◦	These decreases were partially offset by higher sales to one customer throughout 2015 due to a spot contract with the customer that began in the fourth quarter of 2014.
Cost of goods sold and operating expenses in 2015 decreased $384.0 million, excluding the decrease of $113.8 million of freight and reimbursements from the prior year, predominantly as a result of:

•
Lower costs in 2015 in comparison to the prior year primarily driven by the reduction in salaried workforce headcount, along with reduced maintenance and repair costs based on cost reduction initiatives and condition-based monitoring, reduced stripping costs at Tilden and Hibbing based on new mine plans, and the year-over-year reduction in energy rates; and

•	Decreased sales volumes, as discussed above, that decreased costs by $305.3 million compared to the prior year.

•
Partially offset by increased idle costs of $61.5 million due to the idle of United Taconite mine which began in the first week of August 2015, the idle of the Empire mine which began on June 26 2015 and ended in mid-October 2015, and one idled production line at our Northshore mine during all of 2015, until the complete idle of Northshore mine in the end of November 2015.

Production
Cliffs' share of production tons in its U.S. Iron Ore segment decreased by 13.9 percent in 2015 when compared to 2014. Empire mine had a decrease in production of 1,045 thousand tons related to the idling of Empire that began on June 26, 2015 and ended during mid-October of 2015. United Taconite mine had a decrease in production of 1,866 thousand tons during 2015 compared to 2014, primarily due to the idling of United Taconite mine that began the first week of August 2015. There was a decrease in production of 965 thousand tons at the Northshore mine during 2015, as we ran a three furnace operation throughout 2015 until the complete idle of Northshore mine in the end of November 2015. This is compared to 2014 when we ran a two furnace operation at Northshore for the majority of the first quarter and then started up one idled furnace in February and the other in March.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2015 and 2014:

	(In Millions)
			Change due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$487.9	$866.7	$(402.5)	$7.3	$(0.3)	$16.7	$(378.8)
Cost of goods sold and operating expenses	(478.5)	(745.0)	194.8	(6.2)	94.6	(16.7)	266.5
Sales margin	$9.4	$121.7	$(207.7)	$1.1	$94.3	$—	$(112.3)

	Year Ended December 31,
Per Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$39.93	$74.56	$(34.63)	(46.4)%
Cash production cost	30.82	49.29	(18.47)	(37.5)%
Non-production cash cost	6.13	2.07	4.06	196.1%
Cost of goods sold and operating expense rate[1] (excluding DDA)	36.95	51.36	(14.41)	(28.1)%
Depreciation, depletion & amortization	2.18	12.65	(10.47)	(82.8)%
Total cost of goods sold and operating expense rate	39.13	64.01	(24.88)	(38.9)%
Sales margin	$0.80	$10.55	$(9.75)	(92.4)%

Sales tons[2] (In thousands)	11,627	11,531
Production tons[2] (In thousands)	11,722	11,352
1 We began selling a portion of our product on a CFR basis in 2014. As such, the information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.

[2] Metric tons (2,205 pounds).
Sales margin for our Asia Pacific Iron Ore segment decreased to $9.4 million during the year ended December 31, 2015 compared with $121.7 million for the same period in 2014. Sales margin per ton decreased 92.4 percent to $0.80 per ton in 2015 compared to 2014 primarily as a result of decreased pricing as discussed below.
Revenue decreased by $395.5 million during the year ended December 31, 2015 over the prior year, excluding the increase of $16.7 million of freight and reimbursements, primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $402.5 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $56 per ton from $97 per ton in the prior year.

•
This decrease is partially offset by the higher sales volume of 11.6 million tons during the year ended December 31, 2015 compared with 11.5 million tons resulting in an increase in revenue of $7.3 million.

Cost of goods sold and operating expenses in the year ended December 31, 2015 decreased $283.2 million, excluding the increase of $16.7 million of freight and reimbursements, compared to 2014 primarily as a result of:

•
A reduction in depreciation, amortization and depletion expense of $120.6 million primarily due to the long-lived asset impairments taken during the second half of 2014 and reduced mining costs of $79.4 million mainly due to decreased mining and hauling volumes and increases in productivity related to maintenance, hauling and train loading, and lower headcount; and

•	Favorable foreign exchange rate variances of $94.6 million or $8 per metric ton.

•	These decreases were offset partially by higher sales volumes, as discussed above, that resulted in increased costs of $6.2 million compared to the prior year.
Production
Production at our Asia Pacific Iron Ore segment during the year ended December 31, 2015 remained consistent when compared to 2014 with a slight increase of 370 thousand production tons or 3.3 percent. The increase in production tons compared to the prior year is mainly attributable to increased rail capacity.
2014 Compared to 2013

	(In Millions)
	2014	2013

Net Income (Loss)	$(8,311.6)	$361.8
Less:
Interest expense, net	(185.2)	(179.1)
Income tax benefit (expense)	1,302.0	(55.1)
Depreciation, depletion and amortization	(504.0)	(593.3)
EBITDA	$(8,924.4)	$1,189.3
Less:
Impairment of goodwill and other long-lived assets	$(635.5)	$(14.3)
Impact of discontinued operations	(9,332.5)	(398.4)
Gain on extinguishment of debt	16.2	—
Severance and contractor termination costs	(23.3)	(16.6)
Foreign exchange remeasurement	29.0	53.2
Proxy contest and change in control costs in SG&A	(26.6)	—
Total Adjusted EBITDA	$1,048.3	$1,565.4

EBITDA:
U.S. Iron Ore	$805.6	$1,000.1
Asia Pacific Iron Ore	(352.9)	543.0
Other (including discontinued operations)	(9,377.1)	(353.8)
Total EBITDA	$(8,924.4)	$1,189.3

Adjusted EBITDA:
U.S. Iron Ore	$833.5	$1,031.8
Asia Pacific Iron Ore	252.9	513.1
Other	(38.1)	20.5
Total Adjusted EBITDA	$1,048.3	$1,565.4
EBITDA for the year ended December 31, 2014 decreased by $10.1 billion on a consolidated basis from 2013. The period-over-period change was driven primarily by the items detailed above in the EBITDA calculation. Adjusted EBITDA decreased by $517.1 million for the year ended December 31, 2014 from the comparable period in 2013. The decrease was primarily attributable to the lower consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during 2014.

U.S. Iron Ore
Following is a summary of U.S. Iron Ore results for the years ended December 31, 2014 and 2013:

	(In Millions)
			Change due to
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/Production volume variance	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$2,506.5	$2,667.9	$(233.6)	$60.8	$—	$11.4	$(161.4)
Cost of goods sold and operating expenses	(1,796.1)	(1,766.0)	(34.4)	(33.2)	48.9	(11.4)	(30.1)
Sales margin	$710.4	$901.9	$(268.0)	$27.6	$48.9	$—	$(191.5)

	Year Ended December 31,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate[1]	$102.36	$113.08	$(10.72)	(9.5)%
Cash production cost	63.83	61.95	1.88	3.0%
Non-production cash cost	1.08	3.13	(2.05)	(65.5)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	64.91	65.08	(0.17)	(0.3)%
Depreciation, depletion & amortization	4.92	5.65	(0.73)	(12.9)%
Total cost of goods sold and operating expenses rate	69.83	70.73	(0.90)	(1.3)%
Sales margin	$32.53	$42.35	$(9.82)	(23.2)%

Sales tons [2] (In thousands)	21,840	21,299
Production tons [2] (In thousands)
Total	29,733	27,234
Cliffs’ share of total	22,431	20,271
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
•Primarily offset by higher sales volumes of 541 thousand tons or $60.8 million due to:

◦
Higher Great Lakes sales due to increased contracted tons in 2014 from two customers due to separate contract extensions/amendments, higher demand from a customer due to the Great Lakes freeze preventing the customer from reaching its self-produced ore, along with increased nominations in 2014 for two major customer contracts.

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

•	Increased sales volumes, as discussed above, that increased costs by $33.2 million compared to the prior year.

•
Partially offset by lower idle costs of $48.9 million due to restarting the two production lines at our Northshore mine during the first quarter of 2014 that were previously idled in January 2013 and the non-recurrence of the 2013 summer shutdown of the Empire mine in 2014.

Production
Cliffs' share of production tons in its U.S. Iron Ore segment increased by 10.7 percent in 2014 when compared to 2013. There was increased production at our Empire mine of 1.3 million tons in 2014 as a result of the non-recurrence of the summer shutdown that occurred in 2013, beginning early in the second quarter and ending in the third quarter. Additionally, there was an increase in production of 1.4 million tons at the Northshore mine during 2014, as we restarted the two idled furnaces in the first quarter of 2014. We had previously idled two of the four furnaces at the Northshore mine in January 2013. These increases were partially offset by decreased production of 260 thousand tons at our United Taconite mine due to extreme weather and unplanned maintenance outages.

Asia Pacific Iron Ore
Following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2014 and 2013:

	(In Millions)
	Year Ended December 31,		Change due to
			Revenue and cost rate	Sales Volume	Exchange Rate	Freight and reimburse-ment	Total change
	2014	2013
Revenues from product sales and services	$866.7	$1,224.3	$(414.8)	$54.8	$(4.5)	$6.9	$(357.6)
Cost of goods sold and operating expenses	(745.0)	(857.2)	102.7	(37.9)	54.3	(6.9)	112.2
Sales margin	$121.7	$367.1	$(312.1)	$16.9	$49.8	$—	$(245.4)

	Year Ended December 31,
Per Ton Information	2014	2013	Difference	Percent change
Realized product revenue rate	$74.56	$110.87	$(36.31)	(32.8)%
Cash production cost	49.29	56.77	(7.48)	(13.2)%
Non-production cash cost	2.07	6.94	(4.87)	(70.2)%
Cost of goods sold and operating expenses rate (excluding DDA)	51.36	63.71	(12.35)	(19.4)%
Depreciation, depletion & amortization	12.65	13.92	(1.27)	(9.1)%
Total cost of goods sold and operating expenses rate	64.01	77.63	(13.62)	(17.5)%
Sales margin	$10.55	$33.24	$(22.69)	(68.3)%

Sales tons [1] (In thousands)	11,531	11,043
Production tons [1] (In thousands)	11,352	11,109
1 We began selling a portion of our product on a CFR basis in 2014. As such, the information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.

[2] Metric tons (2,205 pounds).
Sales margin for our Asia Pacific Iron Ore segment decreased to $121.7 million during the year ended December 31, 2014 compared with $367.1 million for the same period in 2013. Sales margin per metric ton decreased 68.3 percent to $10.55 per metric ton in 2014 compared to 2013.
Revenue decreased by $364.5 million during the year ended December 31, 2014 over the prior year, excluding the increase of $6.9 million of freight and reimbursements, primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $414.8 million, primarily as a result of a decrease in the Platts 62 percent Fe fines spot price to an average of $97 per ton from $135 per ton in the prior year,

•
Partially offset by the higher sales volume of 11.5 million tons during the year ended December 31, 2014 compared with 11.0 million tons during the prior year due to strong rail deliveries and increased production, resulting in an increase in revenue of $54.8 million.

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
Production
Production at our Asia Pacific Iron Ore segment increased 243 thousand metric tons or 2.2 percent during the year ended December 31, 2014 when compared to 2013. The increase in production tons compared to the prior year is mainly attributable to increased rail capacity as there were less train delays and better loading procedures implemented to get more tons into each wagon.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on prioritizing all potential uses of future cash flows. We are focused on the preservation of liquidity in our business through the maximization of cash generation of our operations as well as reducing operating costs, limiting capital investments to regulatory and permission to operate related projects and lowering selling, general and administrative expenses. We also may seek to reduce our debt, including, without limitation, through repurchases or exchanges of our debt securities. We believe these efforts, which have been underway for several quarters and will continue for the foreseeable future, are critical in light of the challenging market conditions arising from the reduced demand for our products and volatility in global commodity prices we experienced during 2015.
Based on our outlook for 2016, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect our anticipated capital expenditures and cash requirements to service our debt obligations during the next 12 months to exceed our estimated operating cash flows. Despite this, we maintain sufficient liquidity through the cash on our balance sheet and the availability provided by our ABL Facility to fund our normal business operations, including the servicing of our debt obligations, and we expect to be able to fund these requirements for the next 12 months.
If we see reduced demand from our customers and/or iron ore or steel prices were to deteriorate further during 2016 we would face further pressure on our available liquidity. If this was the case, we would need to consider the sale of assets, further expense reductions and the possibility of refinancing our existing debt. There is a possibility that these further actions would not be sufficient to maintain adequate levels of available liquidity particularly if industry conditions deteriorated severely.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production for our various businesses.
The following discussion summarizes the significant activities impacting our cash flows during 2015 as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities decreased to $37.9 million for the year ended December 31, 2015, compared to cash provided by operating activities of $358.9 million for 2014. The decrease in operating cash flows in 2015 was primarily due to lower operating results as previously discussed, which was partially offset by an income tax refund of $211.4 million, mainly related to the U.S. Positively affecting our operating cash flows in 2015 and continuing into 2016 are the decreased costs associated with the temporary idles of United Taconite mine and Northshore mine.
Net cash provided by operating activities decreased to $358.9 million for the year ended December 31, 2014, compared to Net cash provided by operating activities of $1,145.9 million for 2013. The decrease in operating cash flows in 2014 was primarily due to lower operating results as previously discussed.
Throughout 2015, the Platts 62 percent Fe fines spot price has been driven down by a combination of reduced domestic steel demand from China and increased global iron ore production leading to excess supply, as well as mining cost deflation and a sharp fall in Australian and Brazilian currencies versus the U.S. dollar. In 2016, we do not expect to see meaningful improvement in iron ore prices without significant changes to the global iron ore supply-demand picture.
The iron ore supply-demand situation has not only adversely impacted iron ore producers, but also the global steel industry. Currently, the global steel industry is experiencing its worst conditions in over a decade, with prices for products falling even lower than those realized during the most recent recession - the 2008 global financial crisis. We believe that very low cost iron ore has contributed substantially to foreign steel exported out of China and other countries into the U.S. market. As a result of these imports, as well as the continued weakening of the oil and gas sector, domestic pricing for steel has been depressed and in turn, our customers' demand for pellets has fallen. In 2016, we expect these conditions to improve as recently imposed duties on unfairly traded steel should curb the steel imports entering the U.S, and as a result we expect to see domestic steel pricing rising throughout 2016.
If necessary, our efficient tax structure allows us to repatriate cash from our foreign operations. Our U.S. cash and cash equivalents balance at December 31, 2015 was $213.6 million, or approximately 74.9 percent of our consolidated total cash and cash equivalents balance of $285.2 million.
Investing Activities
Net cash used in investing activities was $103.2 million for the year ended December 31, 2015, compared with $103.6 million for 2014. We had capital expenditures of $80.8 million and $284.1 million for the years ended December 31, 2015 and 2014, respectively. Offsetting our investments in property, plant and equipment, during 2014, we had cash proceeds from investing activities of $155.0 million from the sale of CLCC.
Net cash used by investing activities was $103.6 million for the year ended December 31, 2014, compared with $811.3 million for 2013. We had capital expenditures of $284.1 million and $861.6 million for the years ended December 31, 2014 and 2013, respectively. Up until the first quarter of 2014, our main capital investment focus was on the construction of the Bloom Lake mine's operations, at which time we placed the Phase II expansion on hold. We subsequently determined that the Phase II expansion of the Bloom Lake mine was no longer a viable option for us and we shifted our focus to considering available possibilities and executing an exit option for Eastern Canadian Iron Ore operations that minimizes the cash outflows and associated liabilities. In December 2014, iron ore production at the Bloom Lake mine was suspended and the Bloom Lake mine was placed in ‘‘care-and-maintenance’’ mode. Prior to Bloom Lake mine entering "care and maintenance" mode, we spent approximately $51 million and approximately $426 million on the ramp-up and expansion projects at the Bloom Lake mine during the years ended December 31, 2014 and 2013, respectively, which predominately relates to work performed in 2013.
Additionally, we spent approximately $81 million, $232 million and $394 million globally on expenditures related to sustaining capital during 2015, 2014 and 2013, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management, and business investment, we anticipate total cash used for capital expenditures in 2016 to be approximately $50 million, the vast majority of which relates to our U.S. Iron Ore operations.
Financing Activities
Net cash provided by financing activities was $61.0 million for the year ended December 31, 2015, compared with net cash used in financing activities of $288.3 million for 2014. Net cash provided by financing activities included the issuance of First Lien Notes, which resulted in proceeds of $503.5 million which were offset partially by the repurchase of senior notes of $225.9 million and debt issuance costs of $33.6 million. Additionally, net cash used by financing activities during 2015 and 2014 included $45.4 million and $20.9 million, respectively, for the repayment of the Canadian equipment loans, and $51.2 million of preferred dividend distributions in each of those periods. On January 4, 2016, we announced that under the terms of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A ("Series A preferred stock"), the final quarterly dividend would not be paid in cash. Refer to NOTE 21 - SUBSEQUENT EVENTS for further information. The year ended December 31, 2014 also included common dividend distributions of $92.5 million. On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters.
We anticipate that the remaining balance of the Canadian equipment loans that were guaranteed by the Company of approximately $97 million will be re-paid from available cash within the next 12 months and as a result approximately $74 million of letter of credit obligations associated with these guarantees will be released as well. We also had distributions of partnership equity of $40.6 million for the year ended December 31, 2015 and we anticipate approximately $47 million in partnership equity will be distributed within the next 12 months.
Net cash used in financing activities was $288.3 million for the year ended December 31, 2014, compared with net cash used in financing activities of $171.9 million for 2013. For the year ended December 31, 2013, net cash used includes dividend distributions of $127.6 million. In 2013, we had net repayments under our credit facilities of $325.0 million, which was partially offset by cash provided by financing activities of $164.8 million from the Canadian equipment loans. Additionally, we completed public offerings of 29.25 million depositary shares and 10.35 million common shares, resulting in net proceeds of $709.4 million and $285.3 million, respectively, after underwriting fees and discounts, of which a portion of the net proceeds were used to repay the $847.1 million outstanding under the term loan.
The following represents our future cash commitments and contractual obligations as of December 31, 2015:

	Payments Due by Period (1) (In Millions)
		Less than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Year	Year	5 Years
Long-term debt	$2,898.2	$—	$311.2	$1,681.7	$905.3
Interest on debt (2)	1,468.5	188.5	366.8	287.1	626.1
Operating lease obligations	36.8	8.4	13.7	9.7	5.0
Capital lease obligations	92.6	24.3	40.3	19.0	9.0
Guarantees and contingent liabilities	140.2	104.3	35.9	—	—
Purchase obligations:
Open purchase orders	42.0	42.0	—	—	—
Minimum "take or pay" purchase commitments (3)	284.1	111.0	93.6	38.7	40.8
Total purchase obligations	326.1	153.0	93.6	38.7	40.8
Other long-term liabilities:
Pension funding minimums	300.8	1.2	53.0	64.5	182.1
OPEB claim payments	109.9	4.1	7.8	7.6	90.4
Environmental and mine closure obligations	234.0	2.8	18.3	19.1	193.8
Personal injury	3.8	1.6	1.6	0.4	0.2
Total other long-term liabilities	648.5	9.7	80.7	91.6	466.5
Total	$5,610.9	$488.2	$942.2	$2,127.8	$2,052.7

(1) Includes our consolidated obligations.
(2) Refer to NOTE 5 - DEBT AND CREDIT FACILITIES of the Consolidated Financial Statements for additional information regarding our debt and related interest rates.
(3) Includes minimum railroad transportation obligations, minimum electric power demand charges, minimum coal, diesel and natural gas obligations and minimum port facility obligations.
The above table does not reflect $156.2 million of unrecognized tax benefits, which we have recorded for uncertain tax positions as we are unable to determine a reasonable and reliable estimate of the timing of future payments.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of December 31, 2015 and December 31, 2014:

	(In Millions)
	December 31, 2015	December 31, 2014
Cash and cash equivalents	$285.2	$271.3
Available revolving credit facility (1)	$—	$1,125.0
Revolving loans drawn	—	—
Available borrowing base on ABL Facility (2)	366.0	—
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(186.8)	(149.5)
Borrowing capacity available	$179.2	$975.5

(1) On March 30, 2015 we eliminated our revolving credit facility and replaced it with the ABL Facility
(2) The ABL Facility has the maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary source of funding is our ABL Facility, which matures on March 30, 2020. We also have cash on hand, generated by the business, which totaled $285.2 million as of December 31, 2015. The combination of cash and availability under the ABL Facility gives us approximately $464.4 million in liquidity entering the first quarter of 2016, which is expected to be used to fund operations, letter of credit obligations, sustaining capital expenditures and other cash commitments for at least the next 12 months. Based on anticipated cash used from financing activities, letters of credit obligations will decrease by approximately $76 million in the next 12 months.
As of December 31, 2015, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities.
As previously noted, on January 27, 2016, we announced the Exchange Offers up to $710 million aggregate principal amount of our New 1.5 Lien Notes due 2020 for certain Existing Notes of Cliffs, upon the terms and subject to the conditions set forth in our confidential offering memorandum dated January 27, 2016. To the extent that Existing Notes are exchanged, the capability to issue New 1.5 Lien Notes, subject to compliance with the Fixed Charge Coverage Ratio under our ABL Facility for purposes of additional liquidity, is proportionally reduced. Furthermore, the ability to issue these secured notes could be limited by market conditions. If demand for our products and pricing deteriorates further and persists for a continued period of time, we believe our ability to maintain the required Fixed Charge Coverage Ratio of 1.0 to 1.0 could be difficult.
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
At December 31, 2015, we recorded $2.0 million as derivative assets included in Other current assets and $3.4 million as derivative liabilities included in Other current liabilities in the Statements of Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $1.4 million decrease, respectively, in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2015 related to these arrangements.
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
At December 31, 2015, we had derivative assets of $5.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with derivative assets of $63.2 million as of December 31, 2014. We estimate that a $75 positive change in the average hot-band steel price realized from the December 31, 2015 estimated price recorded would cause the fair value of the derivative instrument to increase by approximately $51.9 million or a $75 negative change in the average hot-band steel price realized from the December 31, 2015 estimated price recorded would cause the fair value of the derivative instrument to decrease by approximately $44.1 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 18.6 million MMBtu’s of natural gas at an average delivered price of $3.52 per MMBtu inclusive of the natural gas hedge impact or $3.36 per MMBtu net of the natural gas hedge impact during 2015. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 23.0 million gallons of diesel fuel at an average delivered price of $1.96 per gallon inclusive of the diesel fuel hedge impact or $1.90 per gallon net of the diesel fuel hedge impact during 2015. Consumption of diesel fuel by our Asia Pacific operations was approximately 10.0 million gallons at an average delivered price of $1.86 per gallon for the same period.

In the ordinary course of business, there may also be increases in electrical costs at our U.S. mine sites. Specifically, our Tilden and Empire mines in Michigan have entered into large curtailable special contracts with Wisconsin Electric Power Company. Charges under those special contracts are subject to a power supply cost recovery mechanism that is based on variations in the utility's actual fuel and purchase power expenses.
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program has been implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the winter months of 2016. This program affects the period of January through March of 2016. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in electrical, natural gas and diesel fuel prices would result in a change of approximately $8.8 million in our annual fuel and energy cost based on expected consumption for 2016.
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
At December 31, 2015, we had no outstanding Australian foreign currency exchange rate contracts for which we elected hedge accounting. Our last outstanding Australian foreign exchange rate contract held as a cash flow hedge matured in September 2015. Due to the uncertainty of 2015 hedge exposures, we have suspended entering into new foreign exchange rate contracts. As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2016. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of December 31, 2015, we had no amounts drawn on the ABL Facility.
The interest rate payable on the $500.0 million senior notes due in 2018 may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00 percent above the interest rate payable on the notes on the date of the initial issuance of notes. Throughout 2014, the interest rate payable on the $500.0 million senior notes due in 2018 was increased from 3.95 percent ultimately to 5.70 percent based on Substitute Rating Agency downgrades throughout the year. During the first quarter of 2015, subsequent to a downgrade, the interest rate was further increased to 5.95 percent. This maximum rate increase of 2.00 percent has resulted in an additional interest expense of $6.2 million per annum based upon the $311.2 million principal balance outstanding as of December 31, 2015.
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
The U.S. Iron Ore table further assumes full-year hot-band steel pricing of approximately $450 per short ton. We note that this estimate is based on our customer's realized prices and not an index or spot market price. In 2015, the customer's realized price was approximately $40 per ton higher than the U.S. Domestic Midwest Hot Rolled Coil Steel Index. In terms of sensitivity, for every $50 per ton change in the customer's hot-rolled steel prices, our U.S. Iron Ore revenue realizations per ton would be expected to change by $2.25 if steel prices increase, and $1.75 if steel prices decrease.
The table below provides certain Platts IODEX averages for 2016 and the corresponding full-year realization for the U.S. Iron Ore and Asia Pacific Iron Ore segments.

2016 Full-Year Realized Revenues-Per-Ton Range Summary
Platts IODEX (1)	U.S. Iron Ore (2)	Asia Pacific Iron Ore (3)
$30	$71 - $73	$19 - $21
$35	$71 - $73	$23 - $25
$40	$72 - $74	$28 - $30
$45	$73 - $75	$32 - $34
$50	$74 - $76	$36 - $38
$55	$75 - $77	$40 - $42
$60	$76 - $78	$45 - $47
(1)	The Platts IODEX is the benchmark assessment based on a standard specification of iron ore fines with 62% iron content (C.F.R. China).
(2)
U.S. Iron Ore tons are reported in long tons of pellets. This table assumes full-year hot-rolled steel pricing of approximately $450 per short ton, which is based on customer realizations and not a public index.

(3)	Asia Pacific Iron Ore tons are reported in metric tons of lump and fines, F.O.B. the port.
U.S. Iron Ore Outlook (Long Tons)
For 2016, we expect full-year sales volume of approximately 17.5 million tons from our U.S. Iron Ore business. In order to reduce pellet inventory levels and generate cash flow from working capital, we currently plan to produce approximately 16 million tons of iron ore pellets during 2016.
Our full-year 2016 U.S. Iron Ore cash production cost per ton expectation is $50 - $55. Our cash cost of goods sold per ton expectation is $55 - $60, representing a reduction of $5 from the previously disclosed 2016 cash costs of goods sold per ton expectation of $60 - $65.
We anticipate depreciation, depletion and amortization to be approximately $7 per ton for full-year 2016.
Labor Update
We remain in active negotiations with the United Steelworkers and are committed to reaching a fair and equitable agreement. The current contract has been extended by mutual agreement of both parties. The contract extension covers approximately 2,000 USW-represented workers at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing Taconite mines in Minnesota.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
Our full-year 2016 Asia Pacific Iron Ore expected sales and production volume is approximately 11.5 million tons. The product mix is expected to contain 50 percent lump and 50 percent fines.
Based on a full-year average exchange rate of $0.69 U.S. Dollar to Australian Dollar, we are expecting a full-year 2016 Asia Pacific Iron Ore cash production cost per ton of $25 - $30. Our cash cost of goods sold per ton expectation is expected to be $30 - $35. We indicated that for every $0.01 change in this exchange rate on a full-year basis, our cash cost of goods sold is impacted by approximately $6 million.
We anticipate depreciation, depletion and amortization to be approximately $2 per ton for full-year 2016.

The following table provides a summary of our 2016 guidance for our two business segments:

	2016 Outlook Summary
	U.S. Iron Ore (A)	Asia Pacific Iron Ore (B)
Sales volume (million tons)	17.5	11.5
Production volume (million tons)	16	11.5
Cash production cost per ton	$50 - $55	$25 - $30
Cash cost of goods sold per ton	$55 - $60	$30 - $35
DD&A per ton	$7	$2

(A)	U.S. Iron Ore tons are reported in long tons of pellets.
(B)	Asia Pacific Iron Ore tons are reported in metric tons of lump and fines.
SG&A Expenses and Other Expectations
Full-year 2016 SG&A expenses are expected to be approximately $95 million, a $15 million reduction from the full-year 2015 expense. We also note that of the $95 million expectation, approximately $30 million is considered non-cash.
We expect full-year 2016 interest expense to be approximately $240 million, of which approximately $205 million is cash interest. Consolidated full-year 2016 depreciation, depletion and amortization is expected to be approximately $145 million.
Capital Budget Update
We expect full-year 2016 capital expenditures to be $50 million, a significant reduction compared to 2015 expenditures of $83 million. The reduction is driven by the divestiture of the remaining coal assets as well as spending discipline exhibited in the U.S. Iron Ore business.
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
Historically, provisional pricing arrangement adjustments have not been material as they have represented a minor portion of U.S. and Asia Pacific Iron Ore's respective revenues for each of the three preceding fiscal years ended December 31, 2015, 2014 and 2013.
U.S. Iron Ore Customer Supply Agreements
In addition, certain supply agreements with one U.S. Iron Ore customer include provisions for supplemental revenue or refunds based on the customer's average annual steel pricing for the year that the product is consumed in the customer's blast furnaces. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot rolled steel at the steelmaker's facilities, and takes into consideration current market conditions and nonperformance risk. At December 31, 2015, we had a derivative asset of $5.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot band steel price related to the period in which the tons are expected to be consumed in the customer's blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $63.2 million as of December 31, 2014, based upon the amount of unconsumed tons and the related estimated average hot band steel price.
The customer's average annual price is not known at the time of sale and the actual price is received on a delayed basis at the end of the year, once the average annual price has been finalized. As a result, we estimate the average price and adjust the estimate to actual in the fourth quarter when the information is provided by the customer at the end of each year. Information used in developing the estimate includes such factors as production and pricing information from the customer, current spot prices, third-party analyst forecasts, publications and other industry information. The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available and the customer's ability to more accurately determine the average price it will realize for the year. The following represents the historical accuracy of our pricing estimates related to the derivative as well as the impact on revenue resulting from the difference between the estimated price and the actual price for each quarter during 2015, 2014 and 2013 prior to receiving final information from the customer for tons consumed during each year:

	2015			2014			2013
	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)
First Quarter	$483	$563	($21.9)	$651	$645	$1.5	$622	$630	($1.2)
Second Quarter	483	505	(9.9)	651	650	2.7	622	614	3.0
Third Quarter	483	489	(7.2)	651	653	(3.4)	622	633	(2.1)
Fourth Quarter	483	483	—	651	651	—	622	622	—

As an example, we estimate that a $75 positive change in the average hot band steel price realized from the December 31, 2015 estimated price recorded for the unconsumed tons remaining at year end would cause the fair value of the derivative instrument to increase by approximately $51.9 million. Additionally, we estimate that a $75 negative change in the average hot band steel price realized from the December 31, 2015 estimated price recorded for the unconsumed tons remaining at year end would cause the fair value of the derivative instrument to decrease by approximately $44.1 million, thereby impacting our consolidated revenues by the same amount.
Mineral Reserves
We regularly evaluate our mineral reserves and update them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity of the mineral reserve could require increases in capital and development expenditures. Generally, as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions or the expected quality of mineral reserves could decrease capacity or mineral reserves. Technological progress could alleviate such factors or increase capacity of mineral reserves.
We use our mineral reserve estimates, combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives would have a substantial effect on the recorded obligation. We also utilize mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Increases or decreases in mineral reserves or mine lives could significantly affect these items.
Asset Retirement Obligations and Environmental Remediation Costs
The accrued mine closure obligations for our active mining operations provide for contractual and legal obligations associated with the eventual closure of the mining operations. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location is determined based on the exhaustion date of the remaining iron ore reserves, which is dependent on our estimate of mineral reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates also would have a significant impact on the recorded obligations.
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
At December 31, 2015 and 2014, we had a valuation allowance of $3,372.5 million and $1,152.3 million, respectively, against our deferred tax assets. Our losses in certain locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain deferred tax assets. Additionally, significant Alternative Minimum tax credits have been generated in recent years. Sufficient negative evidence suggests that the credits will not be realized in the foreseeable future, and a full valuation allowance has been recorded on the deferred tax asset. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, credits and allowances until sufficient positive evidence exists to support the realization of such assets.
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
We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment changes as a result of evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.
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
We monitor conditions that indicate that the carrying value of an asset or asset group may be impaired. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss exists when projected undiscounted cash flows are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the assets. Fair value can be determined using a market approach, income approach or cost approach. The impairment analysis and fair value determination can result in substantially different outcomes based on critical assumptions and estimates including the quantity and quality of remaining mineral reserves, future iron ore prices and production costs.
During 2015 and 2014, we identified factors that indicated the carrying values of certain asset groups may not be recoverable. Primary factors included the impact of estimated long-term price forecasts that were updated as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62 percent Fe fines spot price, which particularly affects the Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing, were lower than prior estimates. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements. Additional factors include our CEO, Lourenco Goncalves, appointed by the Board of Directors in early August 2014, and subsequently identified as the CODM in accordance with ASC 280, Segment Reporting. The CODM views Asia Pacific Iron Ore as non-core assets and has communicated plans to evaluate the business unit for a change in strategy including possible divestiture. These factors, among other considerations utilized in the individual impairment assessment, indicate that the carrying value of the respective asset group may not be recoverable, and resulted in an impairment of other long-lived assets of $562.0 million for the year ended December 31, 2014. Although certain factors indicated that the carrying value of certain asset groups may not be recoverable during 2015, an assessment was performed and no further impairment was indicated.
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
Following is a summary of our U.S. defined benefit pension and OPEB funding and expense for the years 2013 through 2016:

	Pension		OPEB
	Funding	Expense	Funding	Expense
2013	$42.9	$46.8	$19.0	$3.2
2014	49.6	26.2	5.5	(2.5)
2015	35.7	23.9	3.5	4.4
2016 (Estimated)	1.2	16.3	4.1	(4.4)
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

As of December 31, 2015 and 2014, we used the following assumptions:

	Pension and Other Benefits
	2015	2014
U.S. plan discount rate
Iron Hourly Pension Plan	4.27%	3.83%
Salaried Pension Plan	4.12	3.83
Ore Mining Pension Plan	4.28	3.83
SERP	4.22	3.83
Hourly OPEB Plan	4.32	3.83
Salaried OPEB Plan	4.22	3.83
U.S. rate of compensation increase - Salaried	3.00	3.00
U.S. rate of compensation increase - Hourly	2.00	2.50
U.S. pension plan expected return on plan assets	8.25	8.25
U.S. OPEB plan expected return on plan assets	7.00	7.00
The increase in the discount rates in 2015 was driven by the change in bond yields, which were up approximately 40 basis points compared to the prior year.
Additionally, on December 31, 2015, the assumed mortality improvement projection was changed from generational scale MP-2014 to generational scale MP-2015. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar and white collar adjustments made for certain hourly and salaried groups to determine the expected life of our plan participants.
Following are sensitivities of potential further changes in these key assumptions on the estimated 2015 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2015:

	Increase in Expense		Increase in Benefit Obligation
	(In Millions)		(In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate .25 percent	$2.2	$0.6	$25.5	$8.3
Decrease return on assets 1 percent	6.7	2.4	N/A	N/A
Increase medical trend rate 1 percent	N/A	3.2	N/A	27.2
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

Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore prices;

•	availability of capital and our ability to maintain adequate liquidity, in particular considering borrowing base reductions from the sale of non-core assets such as North American Coal;

•
our level of indebtedness could limit cash flow available to fund working capital, capital expenditures, acquisitions and other general corporate purposes or ongoing needs of our business, which could prevent us from fulfilling our debt obligations;

•	our ability to successfully consummate any or all of the senior note exchange offers;

•
continued weaknesses in global economic conditions, including downward pressure on prices caused by oversupply or imported products, including the impact of any reduced barriers to trade, recently filed and forthcoming trade cases, reduced market demand and any change to the economic growth rate in China;

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions, renewals or new arrangements;

•	uncertainty relating to restructurings in the steel industry and/or affecting the steel industry;

•	our ability to maintain appropriate relations with unions and employees and enter into or renew collective bargaining agreements on satisfactory terms;

•	the impact of our customers reducing their steel production or using other methods to produce steel;

•	our ability to successfully execute an exit option for our Canadian Entities that minimizes the cash outflows and associated liabilities of such entities, including the CCAA process;

•	our ability to successfully identify and consummate any strategic investments and complete planned divestitures;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	the impact of price-adjustment factors on our sales contracts;

•	changes in sales volume or mix;

•	our actual levels of capital spending;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to projects;

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
Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$285.2	$271.3
Accounts receivable, net	40.2	122.7
Inventories	329.6	260.1
Supplies and other inventories	110.4	118.6
Income tax receivable	5.7	217.6
Short-term assets of discontinued operations	14.9	326.9
Loans to and accounts receivables from the Canadian Entities	72.9	0.4
Insurance coverage receivable	93.5	—
Other current assets	30.3	107.7
TOTAL CURRENT ASSETS	982.7	1,425.3
PROPERTY, PLANT AND EQUIPMENT, NET	1,059.0	1,070.5
OTHER ASSETS
Deferred income taxes	—	175.5
Long-term assets of discontinued operations	—	383.0
Other non-current assets	93.8	92.9
TOTAL OTHER ASSETS	93.8	651.4
TOTAL ASSETS	$2,135.5	$3,147.2
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	December 31,
	2015	2014
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$106.3	$166.1
Accrued employment costs	53.0	73.8
State and local taxes payable	35.2	40.7
Accrued expenses	85.7	99.4
Accrued royalties	17.3	28.5
Short-term liabilities of discontinued operations	6.9	399.4
Guarantees	96.5	—
Insured loss	93.5	—
Other current liabilities	87.3	146.6
TOTAL CURRENT LIABILITIES	581.7	954.5
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	209.7	246.0
Other postretirement benefits	11.3	22.3
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	221.0	268.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	231.2	165.6
LONG-TERM DEBT	2,699.4	2,826.5
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	427.5
OTHER LIABILITIES	213.8	239.1
TOTAL LIABILITIES	3,947.1	4,881.5
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 15)
Issued and Outstanding - 731,223 shares (2014 - 731,223)	731.3	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2014 - 400,000,000 shares);
Issued - 159,546,224 shares (2014 - 159,546,224 shares);
Outstanding - 153,591,930 shares (2014 - 153,246,754 shares)	19.8	19.8
Capital in excess of par value of shares	2,298.9	2,309.8
Retained deficit	(4,748.4)	(3,960.7)
Cost of 5,954,294 common shares in treasury (2014 - 6,299,470 shares)	(265.0)	(285.7)
Accumulated other comprehensive loss	(18.0)	(245.8)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,981.4)	(1,431.3)
NONCONTROLLING INTEREST (DEFICIT)	169.8	(303.0)
TOTAL DEFICIT	(1,811.6)	(1,734.3)
TOTAL LIABILITIES AND DEFICIT	$2,135.5	$3,147.2
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2015	2014	2013
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,832.4	$3,095.2	$3,631.8
Freight and venture partners' cost reimbursements	180.9	278.0	259.0
	2,013.3	3,373.2	3,890.8
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,776.8)	(2,487.5)	(2,406.4)
SALES MARGIN	236.5	885.7	1,484.4
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(110.0)	(154.7)	(163.8)
Impairment of goodwill and other long-lived assets	(3.3)	(635.5)	(14.3)
Miscellaneous - net	28.1	34.6	74.0
	(85.2)	(755.6)	(104.1)
OPERATING INCOME	151.3	130.1	1,380.3
OTHER INCOME (EXPENSE)
Interest expense, net	(228.5)	(176.7)	(186.4)
Gain on extinguishment of debt	392.9	16.2	—
Other non-operating income (expense)	(2.6)	10.7	(3.0)
	161.8	(149.8)	(189.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	313.1	(19.7)	1,190.9
INCOME TAX BENEFIT (EXPENSE)	(169.3)	86.0	(237.6)
EQUITY LOSS FROM VENTURES, net of tax	(0.1)	(9.9)	(74.4)
INCOME FROM CONTINUING OPERATIONS	143.7	56.4	878.9
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(892.1)	(8,368.0)	(517.1)
NET INCOME (LOSS)	(748.4)	(8,311.6)	361.8
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(0.9)	1,087.4	51.7
(Year Ended December 31, 2015 - Loss of $7.7 million related to Discontinued Operations, Year Ended December 31, 2014 - Loss of $1,113.3 million and Year Ended December 31, 2013 - Loss of $66.5 million related to Discontinued Operations)

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(749.3)	$(7,224.2)	$413.5
PREFERRED STOCK DIVIDENDS	(38.4)	(51.2)	(48.7)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(787.7)	$(7,275.4)	$364.8

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.63	$(0.14)	$5.37
Discontinued operations	(5.77)	(47.38)	(2.97)
	$(5.14)	$(47.52)	$2.40
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.63	$(0.14)	$4.95
Discontinued operations	(5.76)	(47.38)	(2.58)
	$(5.13)	$(47.52)	$2.37
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	153,230	153,098	151,726
Diluted	153,605	153,098	174,323
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$1.32	$1.76	$1.66
CASH DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.60	$0.60
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2015	2014	2013
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(749.3)	$(7,224.2)	$413.5
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	45.2	(91.0)	208.3
Unrealized net gain (loss) on marketable securities, net of tax	1.7	(7.2)	3.1
Unrealized net gain (loss) on foreign currency translation	155.6	(42.3)	(208.6)
Unrealized net gain (loss) on derivative financial instruments, net of tax	20.7	2.8	(29.6)
OTHER COMPREHENSIVE INCOME (LOSS)	223.2	(137.7)	(26.8)
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	4.6	4.8	(30.5)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(521.5)	$(7,357.1)	$356.2
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(748.4)	$(8,311.6)	$361.8
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	134.0	504.0	593.3
Impairment of goodwill and other long-lived assets	76.6	9,029.9	250.8
Equity loss in ventures (net of tax)	(0.1)	9.9	74.4
Deferred income taxes	159.8	(1,153.9)	(138.1)
Changes in deferred revenue and below-market sales contracts	(42.6)	(18.0)	(52.8)
Gain on extinguishment of debt	(392.9)	(16.2)	—
Loss on deconsolidation, net of cash deconsolidated	668.3	—	—
Loss (gain) on sale of North American Coal mines	(9.3)	419.6	—
Other	113.1	(21.5)	(3.3)
Changes in operating assets and liabilities:
Receivables and other assets	369.1	(82.8)	138.8
Product inventories	(62.0)	37.8	30.8
Payables and accrued expenses	(227.7)	(38.3)	(109.8)
Net cash provided by operating activities	37.9	358.9	1,145.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(80.8)	(284.1)	(861.6)
Investments in DIP and prepetition financing	(14.0)	—	—
Proceeds (uses) from sale of North American Coal mines	(15.2)	155.0	—
Other investing activities	6.8	25.5	50.3
Net cash used in investing activities	(103.2)	(103.6)	(811.3)
FINANCING ACTIVITIES
Net proceeds from issuance of Series A, Mandatory Convertible Preferred Stock, Class A	—	—	709.4
Net proceeds from issuance of common shares	—	—	285.3
Proceeds from first lien notes offering	503.5	—	—
Debt issuance costs	(33.6)	(9.0)	—
Repayment of term loan	—	—	(847.1)
Borrowings under credit facilities	309.8	1,219.5	670.5
Repayment under credit facilities	(309.8)	(1,219.5)	(995.5)
Proceeds from equipment loans	—	—	164.8
Repayments of equipment loans	(45.4)	(20.9)	(3.0)
Repurchase of debt	(225.9)	(28.8)	—
Contributions (to)/by joint ventures, net	0.1	(25.7)	23.3
Distributions of partnership equity	(40.6)	—	—
Common stock dividends	—	(92.5)	(91.9)
Preferred stock dividends	(51.2)	(51.2)	(35.7)
Other financing activities	(45.9)	(60.2)	(52.0)
Net cash provided by (used in) financing activities	61.0	(288.3)	(171.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.4)	(11.6)	(22.4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5.7)	(44.6)	140.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	290.9	335.5	195.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$285.2	$290.9	$335.5
The accompanying notes are an integral part of these consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Statements of Consolidated Changes in Equity
Cliffs Natural Resources Inc. and Subsidiaries

			(In Millions)
			Cliffs Shareholders
	Number of Depositary Shares	Depositary Shares	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2013	—	$—	142.5	$18.5	$1,774.7	$3,217.7	$(322.6)	$(55.6)	$1,128.2	$5,760.9
Comprehensive income
Net income (loss)	—	—	—	—	—	413.5	—	—	(51.7)	361.8
Other comprehensive income (loss)	—	—	—	—	—	—	—	(57.3)	30.5	(26.8)
Total comprehensive income (loss)									(21.2)	335.0
Equity offering	—	—	10.4	1.3	284.0	—	—	—	—	285.3
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	0.2	(0.6)	—	—	5.6	5.2
Acquisition of controlling interest	—	—	—	—	295.4	(82.7)	—	—	(314.8)	(102.1)
Undistributed losses to noncontrolling interest	—	—	—	—	—	—	—	—	17.0	17.0
Stock and other incentive plans	—	—	0.3	—	(2.9)	—	17.1	—	—	14.2
Depositary Shares	29.3	731.3	—	—	(21.9)	—	—	—	—	709.4
Common stock dividends ($.60 per share)	—	—	—	—	—	(91.9)	—	—	—	(91.9)
Preferred stock dividends ($1.66 per depositary share)	—	—	—	—	—	(48.7)	—	—	—	(48.7)
December 31, 2013	29.3	$731.3	153.2	$19.8	$2,329.5	$3,407.3	$(305.5)	$(112.9)	$814.8	$6,884.3
Comprehensive income
Net loss	—	—	—	—	—	(7,224.2)	—	—	(1,087.4)	(8,311.6)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(132.9)	(4.8)	(137.7)
Total comprehensive income (loss)									(1,092.2)	(8,449.3)
Capital contribution to noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(25.5)	(25.5)
Stock and other incentive plans	—	—	—	—	(19.7)	—	19.8	—	—	0.1
Common stock dividends ($0.60 per share)	—	—	—	—	—	(92.5)	—	—	—	(92.5)
Preferred stock dividends ($1.76 per depositary share)	—	—	—	—	—	(51.3)	—	—	—	(51.3)
December 31, 2014	29.3	$731.3	153.2	$19.8	$2,309.8	$(3,960.7)	$(285.7)	$(245.8)	$(303.0)	$(1,734.3)
Comprehensive income
Net income (loss)	—	—	—	—	—	(749.3)	—	—	0.9	(748.4)
Other comprehensive income (loss)	—	—	—	—	—	—	—	227.8	(4.6)	223.2
Total comprehensive income (loss)									(3.7)	(525.2)
Capital contribution to noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	0.2	0.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Distributions of partnership equity	—	—	—	—	—	—	—	—	(51.7)	(51.7)
Effect of deconsolidation	—	—	—	—	—	—	—	—	528.2	528.2
Stock and other incentive plans	—	—	0.3	—	(10.9)	—	20.7	—	—	9.8
Preferred stock dividends ($1.32 per depositary share)	—	—	—	—	—	(38.4)	—	—	—	(38.4)
December 31, 2015	29.3	$731.3	153.5	$19.8	$2,298.9	$(4,748.4)	$(265.0)	$(18.0)	$169.8	$(1,811.6)
The accompanying notes are an integral part of these consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business Summary
We are a leading mining and natural resources company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our five iron ore mines and pellet plants located in Michigan and Minnesota. Additionally, Cliffs operates an iron ore mining complex in Western Australia. Our continuing operations are organized according to geography: U.S. Iron Ore and Asia Pacific Iron Ore.
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Also, for the majority of 2015, we operated two metallurgical coal operations in Alabama and West Virginia. In December 2015, we completed the sale of these two metallurgical coal operations, which marked our exit from the coal business. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the North American Coal segment discontinued operations.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions related to mineral reserves future realizable cash flow; environmental, reclamation and closure obligations; valuation of long-lived assets and investments; valuation of inventory; valuation of post-employment, post-retirement and other employee benefit liabilities; valuation of tax assets; reserves for contingencies and litigation; and the fair value of derivative instruments. Actual results could differ from estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.

Basis of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations at December 31, 2015:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Active
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method. The following table presents the detail of our investments in unconsolidated ventures and where those investments are classified in the Statements of Consolidated Financial Position as of December 31, 2015 and December 31, 2014. Parentheses indicate a net liability.

				(In Millions)
Investment	Classification	Accounting Method	Ownership Interest	December 31, 2015	December 31, 2014
Hibbing	Other liabilities (1)	Equity Method	23%	$(2.4)	$3.1
Other (2)	Other non-current assets	Equity Method	Various	—	1.0
				$(2.4)	$4.1

(1)    At December 31, 2014, the classification for Hibbing was Other non-current assets.
(2)    At December 31, 2015, no Other equity method investments remain.
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
On August 28, 2013, we entered into additional agreements to sell our 30 percent interest in Amapá to Anglo for nominal cash consideration, plus the right to certain contingent deferred consideration upon the two-year anniversary of the closing.  However, no contingent deferred consideration was earned upon the two-year anniversary. The closing was conditional on obtaining certain regulatory approvals and the additional agreement provided Anglo with an option to request that we transfer our interest in Amapá directly to Zamin.  Anglo exercised this option and the transfer to Zamin was completed in the fourth quarter of 2013.
Noncontrolling Interests
During the fourth quarter of 2013, CQIM’s interest in Bloom Lake increased by an aggregate of 7.8 percent after CQIM paid both its own and WISCO’s proportionate shares of the cash call for the first half of 2013.  As a result of our cash call payments, CQIM was issued a total of 457,556 new Bloom Lake units, increasing our interest to 82.8 percent in Bloom Lake and diluting WISCO’s interest to 17.2 percent.  The new unit issuance decreased equity attributable to WISCO by $314.8 million for the year ended December 31, 2013 by decreasing WISCO’s interest in Bloom Lake’s accumulated deficit.   We accounted for the increase in ownership as an equity transaction, which resulted in a $314.8 million increase to equity attributable to Cliffs’ shareholders. As discussed above, as of January 27, 2015, we deconsolidated the Bloom Lake Group following the CCAA filing. Financial results prior to the deconsolidation of the Bloom Lake Group and subsequent expenses directly associated with the Canadian Entities are included in our financial statements. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in Cliffs' existing accounts receivable. We establish provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. We regularly review our accounts receivable balances and establish or adjust the allowance as necessary using the specific identification method. The allowance for doubtful accounts was $7.1 million at December 31, 2015. There was no allowance for doubtful accounts at December 31, 2014. There was bad debt expense of $7.1 million for the year ended December 31, 2015. There was no bad debt expense for the years ended December 31, 2014 and 2013.
Inventories
U.S. Iron Ore
U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method.
We had approximately 1.3 million tons and 1.4 million tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2015 and 2014, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is received. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers.
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
Supply inventories are stated at the lower of cost or market using average cost, less an allowance for obsolete and surplus items. The allowance for obsolete and surplus items was $31.8 million and $16.0 million at December 31, 2015 and 2014, respectively.
Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks, if deemed necessary.

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
According to our global hedge policy, the policy allows for hedging not more than 75 percent, but not less than 40 percent for up to 12 months and not less than 10 percent for up to 15 months, of forecasted net currency exposures that are probable to occur. Full hedge compliance under the policy has been waived through December 31, 2016. The waiver was a result of the evaluation of the potential risk of being over hedged and the uncertainty of the 2015 and 2016 currency exposures. During 2015, we did not enter into any new foreign currency exchange contracts to hedge our foreign currency exposure and we do not expect to enter into any during 2016. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Property, Plant and Equipment
Our properties are stated at the lower of cost less accumulated depreciation or fair value. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the mine lives. The Northshore, United Taconite, Empire and Tilden operations use the double-declining balance method of depreciation for certain mining equipment. The Asia Pacific Iron Ore operation uses the production output method for certain mining equipment. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Buildings	Straight line	45 Years
Mining equipment	Straight line/Double declining balance	3 to 20 Years
Processing equipment	Straight line	10 to 45 Years
Electric power facilities	Straight line	10 to 45 years
Land improvements	Straight line	20 to 45 years
Office and information technology	Straight line	3 to 15 Years
Depreciation continues to be recognized when operations are idled temporarily.
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
Other Intangible Assets and Liabilities
Other intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Assets	Basis	Useful Life (years)
Permits - Asia Pacific Iron Ore	Units of production	Life of mine
Permits - USIO	Straight line	28
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
As a result of these assessments during 2015, we recorded no material impairment charges related to long-lived tangible or intangible assets at our continuing operations. During 2014, we recorded a long-lived tangible asset impairment charge of $537.8 million and an intangible asset impairment charge of $13.8 million in our Statements of Consolidated Operations related to our continuing operations. There were no long-lived tangible or intangible asset impairments during 2013 related to our continuing operations.
    Refer to NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES and NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.
Fair Value Measurements
Valuation Hierarchy
ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own views about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

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

Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2015 and 2014 include money market funds. Valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
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
We recognize the funded or unfunded status of our postretirement benefit obligations on our December 31, 2015 and 2014 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are recorded as Accumulated other comprehensive loss.
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
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flow. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC 410, Asset Retirement and Environmental Obligations. We perform an in-depth evaluation of the liability every three years in addition to routine annual assessments.

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
In addition, certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnaces. We account for this provision as a free standing derivative instrument at the time of sale and record this provision at fair value until the year the product is consumed and the amounts are settled as an adjustment to revenue. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Revenue from product sales also includes reimbursement for freight charges paid on behalf of customers and freight costs to move product from the port of Esperance to ports in China, which are included in Freight and venture partners' cost reimbursements separate from Product revenues. Revenue is recognized for the expected reimbursement of services when the services are performed.

Deferred Revenue
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales are classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of December 31, 2015 and 2014, installment amounts received in excess of sales totaled $89.9 million and $102.8 million, respectively. As of December 31, 2015, deferred revenue of $12.8 million was recorded in Other current liabilities and $77.1 million was recorded as long term in Other liabilities in the Statements of Consolidated Financial Position. As of December 31, 2014, deferred revenue of $12.8 million was recorded in Other current liabilities and $90.0 million was recorded as long term in Other liabilities in the Statements of Consolidated Financial Position.
In 2014, due to the payment terms and the timing of cash receipts near year-end, cash receipts exceeded shipments. The shipments were completed early in the subsequent years. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $29.3 million was deferred on the December 31, 2014 Statements of Consolidated Financial Position.
Cost of Goods Sold
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
The following table is a summary of reimbursements in our U.S. Iron Ore operations for the years ended December 31, 2015, 2014 and 2013:

	(In Millions)
	Year Ended December 31,
	2015	2014	2013
Reimbursements for:
Freight	$105.3	$163.0	$177.3
Venture partners’ cost	52.0	108.0	82.2
Total reimbursements	$157.3	$271.0	$259.5
In 2014, we began selling a portion of our Asia Pacific Iron Ore product on a CFR basis. As a result, $23.6 million and $6.9 million of freight was included in Cost of goods sold and operating expenses for the years ended December 31, 2015 and 2014, respectively. There was no freight for the year ended December 31, 2013.
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

Share-Based Compensation
The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. Consistent with the guidelines of ASC 718, Stock Compensation, a correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved.
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
Upon vesting of share-based compensation awards, we issue shares from treasury stock before issuing new shares.
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
See NOTE 9 - INCOME TAXES for further information.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective prospectively for new disposals that occur within annual periods beginning on or after December 15, 2014. Early adoption was permitted and we adopted ASU 2014-08 during the three months ended December 31, 2014.

North American Coal Operations
As we execute our strategy to focus on strengthening our U.S. Iron Ore operations, management determined as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements and continued to meet the criteria throughout 2015. In December 2015, we completed the sale of our remaining two metallurgical coal operations, Oak Grove and Pinnacle mines, which marked our exit from the coal business. Our plan to sell the Oak Grove and Pinnacle mine assets represented a strategic shift in our business. For this reason, our previously reported North American Coal operating segment results for all periods, prior to the March 31, 2015 held for sale determination, are classified as discontinued operations. Additionally, the results for the remainder of 2015 were reported as discontinued operations. This also includes our CLCC assets, which were sold during the fourth quarter of 2014. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of our discontinued operations.
Canadian Operations
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations as well as costs to exit are classified as discontinued operations.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of our Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in our Statements of Consolidated Operations. For the year ended December 31, 2015, net gains of $16.3 million related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the year ended December 31, 2015, gains of $11.5 million and $1.5 million resulted from remeasurement of short-term intercompany loans and cash and cash equivalents, respectively. For the year ended December 31, 2014, net gains of $29.0 million related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the year ended December 31, 2014, gains of $19.7 million and $10.6 million, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents, respectively. For the year ended December 31, 2013, net gains of $53.2 million related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the year ended December 31, 2013, gains of $33.0 million and $20.4 million, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents, respectively.
Earnings Per Share
We present both basic and diluted earnings per share amounts for continuing operations and discontinued operations. Basic earnings per share amounts are calculated by dividing Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders less any paid or declared but unpaid dividends on our depositary shares by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share amounts are calculated by dividing Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury stock method and the number of common shares that would be issued under an assumed conversion of our outstanding depositary shares, each representing a 1/40th interest in a share of our Series A Mandatory Convertible Preferred Stock, Class A, under the if-converted method. Our outstanding depositary shares are convertible into common shares based on the volume weighted average of closing prices of our common shares over the 20 consecutive trading day period ending on the third day immediately preceding the end of the reporting period. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 19 - EARNINGS PER SHARE for further information.
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

Issued and Adopted
In October 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the guidance during the period ended December 31, 2015 and have applied this amended accounting guidance to our deferred tax liabilities and assets for all periods presented. The adoption of ASU 2015-17 did not have an impact on our Statements of Consolidated Operations or Statements of Consolidated Cash Flows.  The impact of the adoption of the guidance resulted in any current deferred tax assets or liabilities being reclassified to non-current deferred tax assets or liabilities on the Statements of Consolidated Financial Position. The current deferred tax assets were $23.7 million at December 31, 2014. The current deferred tax liabilities were $4.0 million at December 31, 2014.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We adopted the guidance at December 31, 2015. The new guidance was applied retrospectively for reporting periods ending on or before December 31, 2015. The adoption of ASU 2015-03 did not have an impact on our Statements of Consolidated Operations or Statements of Consolidated Cash Flows.  The impact of the adoption of the guidance resulted in reclassification of the unamortized debt issuance costs on the Statements of Consolidated Financial Position from Other non-current assets to Long-term debt. The unamortized debt issuance costs were $29.1 million and $16.8 million at December 31, 2015 and December 31, 2014, respectively.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment product revenues in 2015 or 2014. Inter-segment revenues for 2013 were eliminated in consolidation.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, beginning in the third quarter of 2014, concurrent with the change in control on July 29, 2014, management began to evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impairment of goodwill and other long-lived assets, impacts of discontinued operations, extinguishment of debt, severance and contractor termination costs and other costs associated with the change in control, foreign currency remeasurement, certain supplies inventory write-offs, and intersegment corporate allocations of selling, general and administrative costs. Management believes that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.

The following tables present a summary of our reportable segments for the years ended December 31, 2015, 2014 and 2013, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	2015		2014		2013
Revenues from product sales and services:
U.S. Iron Ore	$1,525.4	76%	$2,506.5	74%	$2,667.9	69%
Asia Pacific Iron Ore	487.9	24%	866.7	26%	1,224.3	31%
Other (including inter-segment revenue eliminations)	—	—%	—	—%	(1.4)	—%
Total revenues from product sales and services	$2,013.3	100%	$3,373.2	100%	$3,890.8	100%

Sales margin:
U.S. Iron Ore	$227.1		$710.4		$901.9
Asia Pacific Iron Ore	9.4		121.7		367.1
Eliminations with discontinued operations	—		53.6		217.3
Other (including inter-segment sales margin eliminations)	—		—		(1.9)
Sales margin	236.5		885.7		1,484.4
Other operating income (expense)	(85.2)		(755.6)		(104.1)
Other income (expense)	161.8		(149.8)		(189.4)
Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures	$313.1		$(19.7)		$1,190.9

	(In Millions)
	2015	2014	2013

Net Income (Loss)	$(748.4)	$(8,311.6)	$361.8
Less:
Interest expense, net	(231.4)	(185.2)	(179.1)
Income tax benefit (expense)	(163.3)	1,302.0	(55.1)
Depreciation, depletion and amortization	(134.0)	(504.0)	(593.3)
EBITDA	$(219.7)	$(8,924.4)	$1,189.3
Less:
Impairment of goodwill and other long-lived assets	$(3.3)	$(635.5)	$(14.3)
Impact of discontinued operations	(892.0)	(9,332.5)	(398.4)
Gain on extinguishment of debt	392.9	16.2	—
Severance and contractor termination costs	(10.2)	(23.3)	(16.6)
Foreign exchange remeasurement	16.3	29.0	53.2
Proxy contest and change in control in SG&A	—	(26.6)	—
Supplies inventory write-off	(16.3)	—	—
Total Adjusted EBITDA	$292.9	$1,048.3	$1,565.4

EBITDA:
U.S. Iron Ore	$317.6	$805.6	$1,000.1
Asia Pacific Iron Ore	35.3	(352.9)	543.0
Other (including discontinued operations)	(572.6)	(9,377.1)	(353.8)
Total EBITDA	$(219.7)	$(8,924.4)	$1,189.3

Adjusted EBITDA:
U.S. Iron Ore	$352.1	$833.5	$1,031.8
Asia Pacific Iron Ore	32.7	252.9	513.1
Other	(91.9)	(38.1)	20.5
Total Adjusted EBITDA	$292.9	$1,048.3	$1,565.4

	(In Millions)
	2015	2014	2013
Depreciation, depletion and amortization:
U.S. Iron Ore	$98.9	$107.4	$120.3
Asia Pacific Iron Ore	25.3	145.9	153.7
Other	6.6	7.7	10.8
Total depreciation, depletion and amortization	$130.8	$261.0	$284.8

Capital additions (1):
U.S. Iron Ore	$58.2	$48.4	$53.3
Asia Pacific Iron Ore	5.4	10.8	13.0
Other	8.6	6.3	4.5
Total capital additions	$72.2	$65.5	$70.8

(1)    Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	December 31, 2015	December 31, 2014	December 31, 2013
Assets:
U.S. Iron Ore	$1,476.4	$1,464.9	$1,537.9
Asia Pacific Iron Ore	202.5	306.2	1,176.8
Total segment assets	1,678.9	1,771.1	2,714.7
Corporate	441.7	666.2	204.2
Assets of Discontinued Operations	14.9	709.9	10,184.0
Total assets	$2,135.5	$3,147.2	$13,102.9
Included in the consolidated financial statements are the following amounts relating to geographic location:

	(In Millions)
	2015	2014	2013
Revenue
United States	$1,206.4	$1,923.2	$1,543.9
China	370.8	662.7	1,165.3
Canada	282.4	430.5	758.5
Other countries	153.7	356.8	423.1
Total revenue	$2,013.3	$3,373.2	$3,890.8
Property, Plant and Equipment, Net
United States	$1,012.7	$998.1	$1,120.6
Australia	46.3	72.4	750.2
Total Property, Plant and Equipment, Net	$1,059.0	$1,070.5	$1,870.8
Concentrations in Revenue
In 2015, 2014 and 2013 three customers accounted for more than 10 percent of our consolidated product revenue. Total product revenue from these customers represents approximately $1.3 billion, $1.9 billion and $1.9 billion of our total consolidated product revenue in 2015, 2014 and 2013, respectively, and is attributable to our U.S. Iron Ore business segment.
The following table represents the percentage of our total revenue contributed by each category of products and services in 2015, 2014, and 2013:

	2015	2014	2013
Revenue Category
Iron ore	91%	92%	93%
Freight and venture partners’ cost reimbursements	9%	8%	7%
Total revenue	100%	100%	100%

NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position as of December 31, 2015 and 2014:

	(In Millions)
	December 31, 2015			December 31, 2014
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$252.3	$11.7	$264.0	$132.1	$13.5	$145.6
Asia Pacific Iron Ore	20.8	44.8	65.6	26.4	88.1	114.5
Total	$273.1	$56.5	$329.6	$158.5	$101.6	$260.1
Asia Pacific Iron Ore had long-term work-in-process stockpiles of $6.8 million classified as Other non-current assets in the Statements of Consolidated Financial Position at December 31, 2015. There were no long-term work-in-process stockpiles as of December 31, 2014.
U.S. Iron Ore
The excess of current cost over LIFO cost of iron ore inventories was $87.8 million and $119.0 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, the product inventory balance for U.S. Iron Ore increased, resulting in a LIFO increment in 2015. The effect of the inventory build was an increase in Inventories of $118.8 million in the Statements of Consolidated Financial Position for the year ended December 31, 2015. As of December 31, 2014, the product inventory balance for U.S. Iron Ore increased, resulting in a LIFO increment in 2014. The effect of the inventory build was an increase in Inventories of $44.8 million in the Statements of Consolidated Financial Position for the year ended December 31, 2014.
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2015 and 2014:

	(In Millions)
	December 31,
	2015	2014
Land rights and mineral rights	$500.5	$500.5
Office and information technology	71.0	73.7
Buildings	60.4	59.8
Mining equipment	594.0	585.1
Processing equipment	516.8	510.2
Electric power facilities	46.4	46.8
Land improvements	24.8	24.7
Asset retirement obligation	87.9	26.5
Other	28.2	28.5
Construction in-progress	40.3	14.4
	1,970.3	1,870.2
Allowance for depreciation and depletion	(911.3)	(799.7)
	$1,059.0	$1,070.5
We recorded depreciation expense of $119.2 million, $173.0 million and $191.5 million in the Statements of Consolidated Operations for the years ended December 31, 2015, 2014 and 2013, respectively.
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
As a result of these assessments during 2014, we determined that the future cash flows associated with our Asia Pacific Iron Ore asset group and other asset groups were not sufficient to support the recoverability of the carrying value of these productive assets. Accordingly, during 2014, an other long-lived asset impairment charge of $537.8 million was recorded as Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations related to property, plant and equipment. The fair value estimates were calculated using income and market approaches. Refer to NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further discussion of these impairments and related fair value estimates.
Although certain factors indicated that the carrying value of certain asset groups may not be recoverable during 2015, an assessment was performed and no further impairment was indicated for the year ended December 31, 2015.
The net book value of the land rights and mineral rights as of December 31, 2015 and 2014 is as follows:

	(In Millions)
	December 31,
	2015	2014
Land rights	$11.6	$11.6
Mineral rights:
Cost	$488.9	$488.9
Depletion	(108.4)	(101.0)
Net mineral rights	$380.5	$387.9
Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Cost of goods sold and operating expenses. We recorded depletion expense of $7.4 million, $79.6 million and $84.9 million in the Statements of Consolidated Operations for the years ended December 31, 2015, 2014 and 2013, respectively. As discussed above, during 2014 we performed impairment assessments with respect to certain of our long-lived assets or asset groups. As a result of these assessments, we recorded an other long-lived asset impairment charge related to mineral rights of $297.2 million associated primarily with our Asia Pacific Iron Ore asset group.
NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of December 31, 2015 and 2014:

($ in Millions)
December 31, 2015
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Principal Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$412.5	$410.6	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	306.7	305.2	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	492.8	482.7	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	290.8	288.9	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	6.30%	2018	311.2	309.1	(5)
$540 Million 8.25% 2020 First Lien Notes	Fixed	9.97%	2020	540.0	497.4	(6)
$544.2 Million 7.75% 2020 Second Lien Notes	Fixed	15.55%	2020	544.2	403.2	(7)
$550 Million ABL Facility:
ABL Facility	Variable	N/A	2020	550.0	—	(8)
Fair Value Adjustment to Interest Rate Hedge					2.3
Total debt				$3,448.2	$2,699.4

($ in Millions)
December 31, 2014
Debt Instrument	Type	Annual Effective Interest Rate	Final Maturity	Total Face Amount	Total Debt
$700 Million 4.875% 2021 Senior Notes	Fixed	4.89%	2021	$690.0	$686.0	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	Fixed	4.83%	2020	490.0	487.2	(2)
$800 Million 6.25% 2040 Senior Notes	Fixed	6.34%	2040	800.0	783.3	(3)
$400 Million 5.90% 2020 Senior Notes	Fixed	5.98%	2020	395.0	391.9	(4)
$500 Million 3.95% 2018 Senior Notes	Fixed	5.17%	2018	480.0	475.3	(5)
$1.125 Billion Credit Facility:
Revolving Credit Agreement	Variable	2.94%	2017	1,125.0	—	(9)
Fair Value Adjustment to Interest Rate Hedge					2.8
Long-term debt				$3,980.0	$2,826.5

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
As of December 31, 2015, the $700.0 million 4.875 percent senior notes were recorded at a par value of $412.5 million less debt issuance costs of $1.7 million and unamortized discounts of $0.2 million, based on an imputed interest rate of 4.89 percent. As of December 31, 2014, the $700.0 million 4.875 percent senior notes were recorded at a par value of $690.0 million less debt issuance costs of $3.5 million and unamortized discounts of $0.5 million, based on an imputed interest rate of 4.89 percent.

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
As of December 31, 2015, the $500.0 million 4.80 percent senior notes were recorded at a par value of $306.7 million less debt issuance costs of $1.1 million and unamortized discounts of $0.4 million, based on an imputed interest rate of 4.83 percent. As of December 31, 2014, the $500.0 million 4.80 percent senior notes were recorded at a par value of $490.0 million less debt issuance costs of $2.2 million and unamortized discounts of $0.6 million, based on an imputed interest rate of 4.83 percent.

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

As of December 31, 2015, the $800.0 million 6.25 percent senior notes were recorded at par value of $492.8 million less debt issuance costs of $4.3 million and unamortized discounts of $5.8 million, based on an imputed interest rate of 6.34 percent. As of December 31, 2014, the $800.0 million 6.25 percent senior notes were recorded at par value of $800.0 million less debt issuance costs of $7.2 million and unamortized discounts of $9.5 million, based on an imputed interest rate of 6.34 percent.

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
As of December 31, 2015, the $400.0 million 5.90 percent senior notes were recorded at a par value of $290.8 million less debt issuance costs of $1.1 million and unamortized discounts of $0.8 million, based on an imputed interest rate of 5.98 percent. As of December 31, 2014, the $400.0 million 5.90 percent senior notes were recorded at a par value of $395.0 million less debt issuance costs of $1.8 million and unamortized discounts of $1.3 million, based on an imputed interest rate of 5.98 percent.

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
As of December 31, 2015, the $500.0 million 3.95 percent senior notes were recorded at a par value of $311.2 million less debt issuance cost of $0.9 million and unamortized discounts of $1.2 million, based on an imputed interest rate of 6.30 percent. As of December 31, 2014, the $500.0 million 3.95 percent senior notes were recorded at a par value of $480.0 million less debt issuance costs of $2.1 million and unamortized discounts of $2.6 million, based on an imputed interest rate of 5.17 percent.

(6)
As of December 31, 2015, the $540.0 million 8.25 percent first lien notes were recorded at a par value of $540.0 million less debt issuance costs of $10.5 million and unamortized discounts of $32.1 million, based on an imputed interest rate of 9.97 percent.

(7)
As of December 31, 2015, the $544.2 million 7.75 percent second lien notes were recorded at a par value of $544.2 million less debt issuance costs of $9.5 million and unamortized discounts of $131.5 million, based on an imputed interest rate of 15.55 percent. See NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further discussion of unamortized discount as a result of the exchange offers.

(8)
As of December 31, 2015, no loans were drawn under the $550.0 million ABL Facility and we had total availability of $366.0 million as a result of borrowing base limitations. As of December 31, 2015, the principal amount of letter of credit obligations totaled $186.3 million and commodity hedge obligations totaled $0.5 million, thereby further reducing available borrowing capacity on our ABL Facility to $179.2 million.

(9)
As of December 31, 2014, we had no revolving loans drawn under the revolving credit agreement, which had total availability of $1.125 billion as of December 31, 2014. As of December 31, 2014, the principal amount of letter of credit obligations totaled $149.5 million, thereby reducing available borrowing capacity to $975.5 million.

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
As of December 31, 2015, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
The First Lien Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the First Lien indenture will allow either the trustee or the holders of at least 25 percent in aggregate principal amount of the then-

outstanding First Lien Notes issued under such indenture to accelerate, or in certain cases, will automatically cause the acceleration of the amounts due under the First Lien Notes.
$544 Million 7.75 percent 2020 Senior Secured Second Lien Notes - 2015 Offering
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
Interest Rate Adjustment Based on Rating Events
The interest rate payable on the $500.0 million 3.95 percent senior notes may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the senior notes. In no event shall (1) the interest rate for the senior notes be reduced to below the interest rate payable on the senior notes on the date of the initial issuance of senior notes or (2) the total increase in the interest rate on the senior notes exceed 2.00 percent above the interest rate payable on the senior notes on the date of the initial issuance of senior notes. During 2014, the interest rate payable on the $500.0 million 3.95 percent senior notes was increased from 3.95 percent ultimately to 5.70 percent based on Substitute Rating Agency downgrades throughout the year. During the first quarter of 2015, subsequent to a downgrade, the interest rate was further increased and is currently at the maximum interest rate of 5.95 percent per annum.
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
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of December 31, 2015 and December 31, 2014, these letter of credit obligations totaled $186.3 million and $149.5 million, respectively.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at December 31, 2015:

(In Millions)
Maturities of Debt
2016	$—
2017	—
2018	311.2
2019	—
2020	1,681.7
2021 and thereafter	905.3
Total maturities of debt	$2,898.2

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at December 31, 2015 and 2014:

	(In Millions)
	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Derivative assets	—	—	7.8	7.8
Total	$30.0	$—	$7.8	$37.8
Liabilities:
Derivative liabilities	$—	$0.6	$3.4	$4.0
Total	$—	$0.6	$3.4	$4.0

	(In Millions)
	December 31, 2014
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative assets	$—	$—	$63.2	$63.2
Available-for-sale marketable securities	4.3	—	—	4.3
Total	$4.3	$—	$63.2	$67.5
Liabilities:
Derivative liabilities	$—	$—	$9.5	$9.5
Foreign exchange contracts	—	31.5	—	31.5
Total	$—	$31.5	$9.5	$41.0
Financial assets classified in Level 1 at December 31, 2015 include money market funds. Financial assets classified in Level 1 at December 31, 2014 include available-for-sale marketable securities. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 securities primarily include derivative financial instruments valued using financial models that use as their basis readily observable market parameters. At December 31, 2015, such derivative financial instruments included our commodity hedge contracts. The fair value of the commodity hedge contracts is based on forward market prices and represents the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions. At December 31, 2014, such derivative financial instruments included our foreign currency exchange contracts. The fair value of the foreign currency exchange contracts was based on forward market prices and represented the estimated amount we would receive or pay to terminate these agreements at the reporting date, taking into account creditworthiness, nonperformance risk and liquidity risks associated with current market conditions.

The derivative assets classified within Level 3 at December 31, 2015 and December 31, 2014 primarily relate to a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities at December 31, 2015 and December 31, 2014 also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)
	12/31/2015
Provisional Pricing Arrangements	$2.0	Other current assets	Market Approach	Management's Estimate of 62% Fe	$43
	$3.4	Other current liabilities
Customer Supply Agreement	$5.8	Other current assets	Market Approach	Hot-Rolled Steel Estimate	$415 - $450 ($430)
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

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

	(In Millions)
	Derivative Assets (Level 3)		Derivative Liabilities (Level 3)
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Beginning balance - January 1	$63.2	$57.7	$(9.5)	$(1.0)
Total gains (losses)
Included in earnings	35.1	187.8	(61.0)	(9.5)
Settlements	(90.5)	(182.3)	67.1	1.0
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - December 31	$7.8	$63.2	$(3.4)	$(9.5)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets still held at the reporting date	$29.1	$187.8	$(3.4)	$(9.5)
Gains and losses included in earnings are reported in Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2015 and 2014.
The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at December 31, 2015 and 2014 were as follows:

		(In Millions)
		December 31, 2015		December 31, 2014
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes—$700 million	Level 1	$410.6	$69.4	$686.0	$367.3
Senior Notes—$1.3 billion	Level 1	787.9	137.4	1,270.5	704.0
Senior Notes—$400 million	Level 1	288.9	52.8	391.9	228.1
Senior Notes—$500 million	Level 1	309.1	87.1	475.3	312.0
Senior First Lien Notes—$540 million	Level 1	497.4	414.5	—	—
Senior Second Lien Notes—$544.2 million	Level 1	403.2	134.7	—	—
ABL Facility	Level 2	—	—	—	—
Fair Value Adjustment to Interest Rate Hedge	Level 2	2.3	2.3	2.8	2.8
Total long-term debt		$2,699.4	$898.2	$2,826.5	$1,614.2
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates. The revolving loan and equipment loan facilities are variable rate interest and approximate fair value. See NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the impairment charges on both financial and nonfinancial assets and liabilities that were measured on a fair value basis at March 31, 2015 and December 31, 2014. There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at December 31, 2015. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains
Liabilities:
$544.2 Million 7.75% 2020 Second Lien Notes	$—	$397.2	$—	$397.2	$269.5
	$—	$397.2	$—	$397.2	$269.5
The $544.2 million 7.75 percent Second Lien Notes issued in the exchange offers were recorded as an extinguishment of debt as the change in debt terms was considered substantial. As such, the newly issued Second Lien Senior Notes were recorded at fair value at the issuance date. In order to determine the fair value of the Second Lien Senior Notes on the date of the exchange, we utilized the median bid-ask spread obtained from various investment banks for the exchange date. The bid-ask spread is indicative of the fair value of the notes on the exchange date. The 27.0 percent discount equated to a discount of $147.0 million on the issue value of $544.2 million, or an estimated fair value of $397.2 million.

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
NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in the United States as part of a total compensation and benefits program. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula.
The labor agreements we have with the USW at our U.S. Iron Ore operations cover approximately 2,000 USW-represented employees at our Empire and Tilden mines in Michigan and our United Taconite and Hibbing mines in Minnesota, or 81.0 percent of our total U.S. Iron Ore hourly workforce. This percentage includes the U.S. Iron Ore hourly employees that are on lay-off.
We offer retiree medical coverage to hourly retirees of our USW-represented mines. The 2012 USW agreement set temporary maximum monthly medical premiums for participants who retired prior to January 1, 2015. These premium maximums expired on December 31, 2015 and reverted to increasing premiums based on the terms of the 2012 bargaining agreement. The agreements also provide for an OPEB cap that limits the amount of contributions that we have to make toward retiree medical insurance coverage for each retiree and spouse of a retiree per calendar year who retired on or after January 1, 2015.  The amount of the annual OPEB cap is based upon the gross plan costs we incurred in 2014. The OPEB cap applies to employees who retired on or after January 1, 2015 and does not apply to surviving spouses.
In addition, we currently provide various levels of retirement health care and OPEB to some full-time employees who meet certain length of service and age requirements (a portion of which is pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. There is a cap on our cost for medical coverage under the salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65, with the retiree’s participation adjusted based on the age at which the retiree’s benefits commence. Beginning in 2015, Cliffs changed the delivery of the post-65 salaried retiree medical benefit program, including salaried retirees from our Northshore operation, from an employer sponsored plan to the combination of an employer subsidy plan and an individual supplemental Medicare insurance plan purchased through a Medicare exchange. This allows the program to take full advantage of available government subsidies and more efficient pricing in the Medicare market. For participants at our Northshore operation, the annual limit ranges from $4,020 to $4,500 for coverage prior to age 65. Covered participants pay an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15.0 percent of the average cost of coverage for all covered participants. For Northshore participants, the minimum participant cost is a fixed dollar amount. We do not provide OPEB for most salaried employees hired after January 1, 1993. Retiree healthcare coverage is provided through programs administered by insurance companies whose charges are based on benefits paid.
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
The Pinnacle and Oak Grove mines were sold in December 2015, and the liabilities representing vested benefits at the time of the sale remained with Cliffs. The sale triggered a curtailment event for the Salaried Pension Plan. Liabilities for other postretirement benefits were transferred as part of the sale, and associated adjustments were made to the Accumulated other comprehensive loss balances as they pertained to Pinnacle and Oak Grove participants in the Hourly OPEB plan. Accordingly, all amounts shown below include retained obligations of vested employees of the North American Coal mines.  Further, all disclosures presented include the annual expense, contributions and obligations associated with the retained vested benefits of these participants.
The following table summarizes the annual expense recognized related to the retirement plans for 2015, 2014 and 2013:

	(In Millions)
	2015	2014	2013
Defined benefit pension plans	$23.9	$26.2	$46.8
Defined contribution pension plans	3.6	4.4	5.0
Other postretirement benefits	4.4	(2.5)	3.2
Total	$31.9	$28.1	$55.0

The following tables and information provide additional disclosures for our consolidated plans.
Obligations and Funded Status
The following tables and information provide additional disclosures for the periods ending December 31, 2015 and 2014:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2015	2014	2015	2014
Benefit obligations — beginning of year	$998.0	$891.2	$295.8	$265.1
Service cost (excluding expenses)	22.7	26.1	1.9	1.9
Interest cost	37.7	40.2	11.5	11.9
Plan amendments	—	—	—	(0.9)
Actuarial (gain) loss	(67.7)	113.4	(27.0)	37.4
Benefits paid	(78.7)	(71.4)	(20.6)	(25.3)
Participant contributions	—	—	4.0	4.8
Federal subsidy on benefits paid	—	—	0.4	0.9
Curtailment gain	(1.2)	(1.5)	—	—
Benefit obligations — end of year	$910.8	$998.0	$266.0	$295.8

Change in plan assets:
Fair value of plan assets — beginning of year	$749.8	$712.5	$269.3	$251.8
Actual return on plan assets	(6.4)	59.1	(3.9)	31.9
Participant contributions	—	—	0.4	0.8
Employer contributions	35.7	49.6	1.3	5.2
Asset transfers	0.2	—	—	—
Benefits paid	(78.7)	(71.4)	(16.5)	(20.4)
Fair value of plan assets — end of year	$700.6	$749.8	$250.6	$269.3

Funded status at December 31:
Fair value of plan assets	$700.6	$749.8	$250.6	$269.3
Benefit obligations	(910.8)	(998.0)	(266.0)	(295.8)
Funded status (plan assets less benefit obligations)	$(210.2)	$(248.2)	$(15.4)	$(26.5)
Amount recognized at December 31	$(210.2)	$(248.2)	$(15.4)	$(26.5)

Amounts recognized in Statements of Financial Position:
Current liabilities	$(0.5)	$(2.2)	$(4.1)	$(4.2)
Noncurrent liabilities	(209.7)	(246.0)	(11.3)	(22.3)
Net amount recognized	$(210.2)	$(248.2)	$(15.4)	$(26.5)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$290.9	$311.8	$91.5	$99.3
Prior service cost (credit)	7.5	9.8	(39.5)	(42.9)
Net amount recognized	$298.4	$321.6	$52.0	$56.4

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016:
Net actuarial loss	$21.1		$5.5
Prior service cost	2.2		(3.7)
Net amount recognized	$23.3		$1.8

	(In Millions)
	2015
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$258.3	$436.7	$5.6	$—	$700.6	$—	$250.6	$250.6
Benefit obligation	(340.0)	(558.6)	(8.6)	(3.6)	(910.8)	(38.2)	(227.8)	(266.0)
Funded status	$(81.7)	$(121.9)	$(3.0)	$(3.6)	$(210.2)	$(38.2)	$22.8	$(15.4)

	2014
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$288.3	$454.9	$6.6	$—	$749.8	$—	$269.3	$269.3
Benefit obligation	(379.2)	(603.9)	(9.2)	(5.7)	(998.0)	(41.6)	(254.2)	(295.8)
Funded status	$(90.9)	$(149.0)	$(2.6)	$(5.7)	$(248.2)	$(41.6)	$15.1	$(26.5)
The accumulated benefit obligation for all defined benefit pension plans was $898.9 million and $980.6 million at December 31, 2015 and 2014, respectively. The decrease in the accumulated benefit obligation primarily is a result of an increase in the discount rates.
Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$22.7	$26.1	$32.9	$6.4	$1.8	$4.0
Interest cost	37.7	40.3	36.4	13.4	11.9	12.6
Expected return on plan assets	(59.8)	(58.1)	(52.3)	(18.3)	(17.1)	(20.0)
Amortization:
Prior service costs (credits)	2.3	2.5	2.8	(3.7)	(3.6)	(3.6)
Net actuarial loss	20.8	14.0	27.0	6.6	4.5	10.2
Curtailments and settlements	0.2	1.4	—	—	—	—
Net periodic benefit cost	$23.9	$26.2	$46.8	$4.4	$(2.5)	$3.2
Curtailment effects	(1.2)	—	—	—	—	—
Current year actuarial (gain)/loss	(0.7)	109.7	(128.0)	0.2	22.2	(68.6)
Amortization of net loss	(21.0)	(15.4)	(27.0)	(6.6)	(4.5)	(10.2)
Current year prior service (credit) cost	—	—	0.8	—	(0.9)	—
Amortization of prior service (cost) credit	(2.3)	(2.5)	(2.8)	3.7	3.6	3.6
Total recognized in other comprehensive income	$(25.2)	$91.8	$(157.0)	$(2.7)	$20.4	$(75.2)
Total recognized in net periodic cost and other comprehensive income	$(1.3)	$118.0	$(110.2)	$1.7	$17.9	$(72.0)
Additional Information

	(In Millions)
	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Effect of change in mine ownership & noncontrolling interest	$48.4	$51.2	$46.3	$5.5	$5.9	$4.8
Actual return on plan assets	(6.4)	59.1	80.3	(3.9)	31.9	11.0

Assumptions
The discount rate for determining PBO is determined individually for each plan. For our pension and other postretirement benefit plans, we used a discount rate as of December 31, 2015 of 4.27 percent for Iron Hourly, 4.12 percent for Salaried, 4.28 percent for Ore Mining and 4.22 percent for SERP, and 4.22 percent for Salaried OPEB, and 4.32 percent for Hourly OPEB, compared with a discount rate of 3.83 percent as of December 31, 2014. The discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 688 Aa graded bonds in the 40th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. For the year ended December 31, 2014, bonds in the 10th to 90th percentile were utilized. The portion of the increases in discount rates due to market conditions resulted in decreases to our plan projected benefit obligations of approximately $31.5 million and $13.6 million for the pension and other postretirement benefit plans, respectively. In addition, the portion of the increases in discount rates due to the change to the 40th to 90th percentiles measurement resulted in decreases to our plan projected benefit obligations of approximately $8.3 million and $2.7 million for the pension and other postretirement benefit plans, respectively.
On December 31, 2015, the assumed mortality improvement projection was changed from generational scale MP-2014 to generational scale MP-2015. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar adjustments for the Iron Hourly and Hourly PRW plans, with white collar adjustments for the SERP and Salaried PRW Plan, and without collar adjustments for the Salaried and Ore Mining. The adoption of the new projection scale resulted in decreases to our projected benefit obligations totaling approximately $15.1 million or 1.5 percent for the pension plans and $7.9 million or 2 percent for the OPEB plans.
The rates of retirement and termination for certain groups were also updated as a result of a recent experience review.
Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2015	2014	2015		2014
Discount rate
Iron Hourly Pension Plan	4.27%	3.83%	N/A	%	N/A	%
Salaried Pension Plan	4.12	3.83	N/A		N/A
Ore Mining Pension Plan	4.28	3.83	N/A		N/A
SERP	4.22	3.83	N/A		N/A
Hourly OPEB Plan	N/A	N/A	4.32		3.83
Salaried OPEB Plan	N/A	N/A	4.22		3.83
Salaried rate of compensation increase	3.00	3.00	3.00		3.00
Hourly rate of compensation increase (ultimate)	2.00	2.50	N/A		N/A
Weighted-average assumptions used to determine net benefit cost for the years 2015, 2014 and 2013 were:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	3.83%	4.57%	3.70%	3.83%	4.57%	3.70%
Expected return on plan assets	8.25	8.25	8.25	7.00	7.00	8.25
Salaried rate of compensation increase	3.00	4.00	4.00	3.00	4.00	4.00
Hourly rate of compensation increase	2.50	3.00	4.00	N/A	N/A	N/A

Assumed health care cost trend rates at December 31 were:

	2015	2014
Health care cost trend rate assumed for next year	6.75%	7.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2023	2023
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$3.4	$(2.6)
Effect on postretirement benefit obligation	27.2	(22.6)
Plan Assets
Our financial objectives with respect to our pension and VEBA plan assets are to fully fund the actuarial accrued liability for each of the plans, to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis.
Our investment objective is to outperform the expected ROA assumption used in the plans’ actuarial reports over the life of the plans. The expected ROA takes into account historical returns and estimated future long-term returns based on capital market assumptions applied to the asset allocation strategy. The expected return is net of investment expenses paid by the plans. In addition, investment performance is monitored on a quarterly basis by benchmarking to various indices and metrics for the one-, three- and five-year periods.
The asset allocation strategy is determined through a detailed analysis of assets and liabilities by plan, which defines the overall risk that is acceptable with regard to the expected level and variability of portfolio returns, surplus (assets compared to liabilities), contributions and pension expense.
The asset allocation review process involves simulating capital market behaviors including global asset class performance, inflation and interest rates in order to evaluate various asset allocation scenarios and determine the asset mix with the highest likelihood of meeting financial objectives. The process includes factoring in the current funded status and likely future funded status levels of the plans by taking into account expected growth or decline in the contributions over time.
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2015 and 2014, as well as the 2016 weighted average target asset allocations as of December 31, 2015. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2016 Target Allocation	Percentage of Plan Assets at December 31,		2016 Target Allocation	Percentage of Plan Assets at December 31,
		2015	2014		2015	2014
Equity securities	45.0%	44.0%	45.6%	8.0%	8.8%	8.6%
Fixed income	28.0%	27.7%	28.7%	80.1%	78.2%	79.3%
Hedge funds	5.0%	5.8%	5.5%	4.2%	4.5%	4.3%
Private equity	7.0%	4.7%	4.2%	2.6%	2.2%	2.3%
Structured credit	7.5%	8.9%	8.7%	2.1%	2.3%	2.3%
Real estate	7.5%	8.2%	6.7%	3.0%	4.0%	3.2%
Cash	—%	0.7%	0.6%	—%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Pension
The fair values of our pension plan assets at December 31, 2015 and 2014 by asset category are as follows:

	(In Millions)
	December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$150.5	$—	$—	$150.5
U.S. small/mid-cap	40.6	—	—	40.6
International	116.8	—	—	116.8
Fixed income	166.3	27.9	—	194.2
Hedge funds	—	—	40.7	40.7
Private equity	—	—	33.1	33.1
Structured credit	—	—	62.1	62.1
Real estate	—	—	57.5	57.5
Cash	5.1	—	—	5.1
Total	$479.3	$27.9	$193.4	$700.6

	(In Millions)
	December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$168.4	$—	$—	$168.4
U.S. small/mid-cap	45.9	—	—	45.9
International	127.7	—	—	127.7
Fixed income	183.1	31.8	—	214.9
Hedge funds	—	—	41.5	41.5
Private equity	—	—	31.2	31.2
Structured credit	—	—	65.4	65.4
Real estate	—	—	50.0	50.0
Cash	4.8	—	—	4.8
Total	$529.9	$31.8	$188.1	$749.8
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
Hedge Funds
Hedge funds are alternative investments comprised of direct or indirect investment in offshore hedge funds with an investment objective to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle. The valuation techniques used to measure fair value attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Considerable judgment is required to interpret the factors used to develop estimates of fair value. Valuations of the underlying investment funds are obtained and reviewed. The securities that are valued by the funds are interests in the investment funds and not the underlying holdings of such investment funds. Thus, the inputs used to value the investments in each of the underlying funds may differ from the inputs used to value the underlying holdings of such funds.
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
Investment commitments are made in private equity funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2015, remaining commitments total $48.1 million for both our pension and other benefits. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts. Refer to the valuation methodologies for equity securities above for further information.
The valuation of investments in private equity funds initially is performed by the underlying fund managers. In determining the fair value, the fund managers may consider any information that is deemed relevant, which may include: type of security or asset; cost at the date of purchase; size of holding; last trade price; most recent valuation; fundamental analytical data relating to the investment in the security; nature and duration of any restriction on the disposition of the security; evaluation of the factors that influence the market in which the security is purchased or sold; financial statements of the issuer; discount from market value of unrestricted securities of the same class at the time of purchase; special reports prepared by analysts; information as to any transactions or offers with respect to the security; existence of merger proposals or tender offers affecting the security; price and extent of public trading in similar securities of the issuer or compatible companies and other relevant matters; changes in interest rates; observations from financial institutions; domestic or foreign government actions or pronouncements; other recent events; existence of shelf registration for restricted securities; existence of any undertaking to register the security; and other acceptable methods of valuing portfolio securities.

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
Structured credit investments are valued monthly and recorded on a one-month lag. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Historically, redemption requests have been considered quarterly, subject to notice of 90 days, although the advisor is currently only requiring notice of 65 days. During the fourth quarter of 2015, a redemption request for tender of $8 million was executed in order to bring the portfolio more in line with the target allocation for this asset category. The tender was effective as of December 31, 2015, with the funds targeted for distribution during the first quarter of 2016.
Real Estate
The real estate portfolio for the pension plans is an alternative investment primarily comprised of two funds with strategic categories of real estate investments. All real estate holdings are appraised externally at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions of each property are reviewed quarterly by the investment advisor and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The valuation methodology utilized in determining the fair value is consistent with the best practices prevailing within the real estate appraisal and real estate investment management industries, including the Real Estate Information Standards, and standards promulgated by the National Council of Real Estate Investment Fiduciaries, the National Association of Real Estate Investment Fiduciaries, and the National Association of Real Estate Managers. In addition, the investment advisor may cause additional appraisals to be performed. Two of the funds’ fair values are updated monthly, and there is no lag in reported values. Redemption requests for these two funds are considered on a quarterly basis, subject to notice of 45 days.
During 2011, a new real estate fund of funds investment was added for the Empire, Tilden, Hibbing and United Taconite VEBA plans as a result of the asset allocation review process. This fund invests in pooled investment vehicles that in turn invest in commercial real estate properties. Valuations are performed quarterly and financial statements are prepared on a semi-annual basis, with annual audited statements. Asset values for this fund are reported with a one-quarter lag and current market information is reviewed for any material changes in values at the reporting date. In most cases, values are based on valuations reported by underlying fund managers or other independent third-party sources, but the fund has discretion to use other valuation methods, subject to compliance with ERISA. Valuations are typically estimates and subject to upward or downward revision based on each underlying fund’s annual audit. Withdrawals are permitted on the last business day of each quarter subject to a 65-day prior written notice.

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2015 and 2014:

	(In Millions)
	Year Ended December 31, 2015
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2015	$41.5	$31.2	$65.4	$50.0	$188.1
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.8)	1.5	(3.3)	8.1	5.5
Relating to assets sold during the period	—	2.5	—	—	2.5
Purchases	—	5.7	—	—	5.7
Sales	—	(7.8)	—	(0.6)	(8.4)
Ending balance — December 31, 2015	$40.7	$33.1	$62.1	$57.5	$193.4

	(In Millions)
	Year Ended December 31, 2014
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2014	$38.8	$29.1	$61.0	$40.9	$169.8
Actual return on plan assets:
Relating to assets still held at the reporting date	2.7	3.2	4.4	5.2	15.5
Relating to assets sold during the period	—	3.0	—	—	3.0
Purchases	—	1.4	—	5.4	6.8
Sales	—	(5.5)	—	(1.5)	(7.0)
Ending balance — December 31, 2014	$41.5	$31.2	$65.4	$50.0	$188.1
VEBA
Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair values of our other benefit plan assets at December 31, 2015 and 2014 by asset category are as follows:

	(In Millions)
	December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$11.1	$—	$—	$11.1
U.S. small/mid-cap	2.8	—	—	2.8
International	8.2	—	—	8.2
Fixed income	158.1	37.9	—	196.0
Hedge funds	—	—	11.2	11.2
Private equity	—	—	5.5	5.5
Structured credit	—	—	5.8	5.8
Real estate	—	—	10.0	10.0
Cash	—	—	—	—
Total	$180.2	$37.9	$32.5	$250.6

	(In Millions)
	December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$11.6	$—	$—	$11.6
U.S. small/mid-cap	2.9	—	—	2.9
International	8.6	—	—	8.6
Fixed income	174.5	39.1	—	213.6
Hedge funds	—	—	11.5	11.5
Private equity	—	—	6.2	6.2
Structured credit	—	—	6.1	6.1
Real estate	—	—	8.7	8.7
Cash	0.1	—	—	0.1
Total	$197.7	$39.1	$32.5	$269.3
Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2015 and 2014:

	(In Millions)
	Year Ended December 31, 2015
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2015	$11.5	$6.2	$6.1	$8.7	$32.5
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.3)	0.3	(0.3)	1.3	1.0
Relating to assets sold during the period	—	0.4	—	—	0.4
Purchases	—	0.1	—	—	0.1
Sales	—	(1.5)	—	—	(1.5)
Ending balance — December 31, 2015	$11.2	$5.5	$5.8	$10.0	$32.5

	(In Millions)
	Year Ended December 31, 2014
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2014	$24.6	$6.0	$13.5	$13.2	$57.3
Actual return on plan assets:
Relating to assets still held at the reporting date	0.5	1.0	0.4	0.9	2.8
Relating to assets sold during the period	0.6	0.4	0.4	0.5	1.9
Purchases	—	0.1	—	—	0.1
Sales	(14.2)	(1.3)	(8.2)	(5.9)	(29.6)
Ending balance — December 31, 2014	$11.5	$6.2	$6.1	$8.7	$32.5

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

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2014	$49.6	$—	$5.5	$5.5
2015	35.7	—	3.5	3.5
2016 (Expected)(1)	1.2	—	4.1	4.1

(1)
Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70 percent funded (all VEBA trusts are over 70 percent funded at December 31, 2015). Funding obligations have been suspended as Hibbing's, UTAC's, Tilden's and Empire's share of the value of their respective trust assets have reached 90 percent of their obligation.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
Contributions by participants to the other benefit plans were $4.0 million for the year ended December 31, 2015 and $4.8 million for the year ended December 31, 2014.
Estimated Cost for 2016
For 2016, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$16.3
Other postretirement benefits	(4.4)
Total	$11.9
Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2016	$74.6	$18.2	$0.8	$17.4
2017	63.4	18.3	0.9	17.4
2018	63.0	18.3	1.0	17.3
2019	62.4	18.1	1.1	17.0
2020	62.4	17.7	1.2	16.5
2021-2025	306.8	84.7	6.9	77.8

Other Potential Benefit Obligations
While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2015
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$700.6	$250.6
Benefit obligation	(910.8)	(266.0)
Underfunded status of plan	$(210.2)	$(15.4)
Additional shutdown and early retirement benefits	$(23.2)	$(3.2)
NOTE 8 - STOCK COMPENSATION PLANS
At December 31, 2015, we have outstanding awards under two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $13.9 million, $21.5 million and $19.1 million in 2015, 2014 and 2013, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. The total income tax benefit recognized in the Statements of Consolidated Operations for share-based compensation arrangements was $7.5 million and $6.7 million for 2014 and 2013, respectively. There was no income tax benefit recognized for the year ended December 31, 2015, due to the full valuation allowance.
Employees’ Plans
The 2015 Equity Plan was approved by our Board of Directors on March 26, 2015 and by our shareholders on May 19, 2015. The 2015 Equity Plan replaced the 2012 Amended Equity Plan. The maximum number of shares that may be issued under the 2015 Equity Plan is 12.9 million common shares. No additional grants were issued from the 2012 Amended Equity Plan after the date of approval of the 2015 Equity Plan; however, all awards previously granted under the 2012 Amended Equity Plan will continue in full force and effect in accordance with the terms of outstanding awards.
During the third quarter of 2015, the Compensation Committee approved grants under the 2015 Equity Plan of 1.5 million restricted share units to certain officers and employees with a grant date of September 10, 2015. The restricted share units granted under this award are subject to continued employment through the vesting date of December 15, 2017.
During the first quarter of 2015, the Compensation Committee approved grants under the 2012 Amended Equity Plan to certain officers and employees for the 2015 to 2017 performance period. Shares granted under the awards consisted of 0.9 million performance shares, 0.9 million restricted share units and 0.4 million stock options.
On February 10, 2014, upon recommendation by the Compensation Committee, our Board of Directors approved and adopted, subject to the approval of our shareholders at the 2014 Annual Meeting, the 2012 Amended Equity Plan. The principal reason for amending and restating the 2012 Equity Plan was to increase the number of common shares available for issuance by 5.0 million common shares. This amended plan was approved by our shareholders at the 2014 Annual Meeting held on July 29, 2014.
Subsequent to our 2014 Annual Meeting of Shareholders, where shareholders elected six new directors, our board changed substantially. Such an event constituted a change in control pursuant to our incentive equity plans and applicable award agreements. As a result, all of the outstanding and unvested equity incentives awarded to participants prior to October 2013 became vested. Accordingly, this resulted in recognizing $11.7 million of additional equity-based compensation expense in the accompanying financial statements, representing the remaining unrecognized compensation expense of the awards. For any equity grants awarded after September 2013, the vesting of all such grants will accelerate and pay out in cash only following a participant's qualifying termination of employment associated with the change in control and if the common shares are not substituted with a replacement award. This potential liability for additional double-trigger payments for share-based compensation in cash will expire on August 6, 2016.

Performance Shares
The outstanding performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance is measured on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index on the last day of trading of the relevant performance period. The final payouts for the outstanding performance period grants will vary from zero to 200 percent of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.
Following is a summary of our performance share award agreements currently outstanding:

Performance Share Plan Year	Performance Shares Granted	Estimated Forfeitures	Expected to Vest	Grant Date	Performance Period
2015	410,105	111,877	298,228	February 9, 2015	1/1/2015 - 12/31/2017
2015	464,470	96,149	368,321	January 12, 2015	1/1/2015 - 12/31/2017
2014	400,000	27,774	372,226	November 17, 2014	8/7/2014 - 12/31/2017
2014	199,450	32,653	166,797	July 29, 2014	1/1/2014 - 12/31/2016
2014	106,120	16,351	89,769	May 12, 2014	1/1/2014 - 12/31/2016
2014	230,265	142,017	88,248	February 10, 2014	1/1/2014 - 12/31/2016
Performance-Based Restricted Stock Units
For the outstanding performance-based restricted stock units, the award may be earned and settled based upon certain VWAP performance for the Company’s common shares, (Threshold VWAP, Target VWAP, or Maximum VWAP) for any period of ninety (90) consecutive calendar days during a performance period commencing August 7, 2014 and ending December 31, 2017.
Restricted Share Units
The outstanding restricted share units are subject to continued employment, are retention based, will vest in equal thirds on each of December 31, 2015, December 31, 2016 and December 31, 2017, and are payable in common shares or cash in certain circumstances at a time determined by the Compensation Committee at its discretion.
Stock Options
The stock options that were granted during the first quarter of 2015 vest on December 31, 2017, subject to continued employment through the vesting date, are exercisable at a strike price of $7.70 after the vesting date and expire on January 12, 2025. The stock options that were granted on November 17, 2014 vest in equal thirds on each of December 31, 2015, December 31, 2016 and December 31, 2017 subject to continued employment through each vesting date, and are exercisable cumulatively at a strike price of $13.83 after each vesting date and expire on November 17, 2021.
Employee Stock Purchase Plan
On March 26, 2015, upon recommendation by the Compensation Committee, our Board of Directors approved and adopted, subject to the approval of Cliffs' shareholders at the 2015 Annual Meeting, the Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan. This plan was approved by our shareholders at the 2015 Annual Meeting held May 19, 2015. 10 million common shares have been registered for issuance under this plan and zero common shares have been purchased. We sought shareholder approval of this plan for the purpose of qualifying the reserved common shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.
Nonemployee Directors
Equity Grants
During 2015 our nonemployee directors were entitled to receive restricted share awards under the Directors’ Plan. For 2015, nonemployee directors were granted a number of restricted shares, with a value equal to $85,000, based on the closing price of our common shares on May 19, 2015, the date of the Company’s 2015 annual meeting of shareholders, subject to any deferral election and pursuant to the terms of the Directors’ Plan and an award agreement, effective on May 19, 2015.

At our 2014 annual meeting, the shareholders approved the Directors' Plan which became effective December 1, 2014. The Directors’ Plan authorizes us to issue up to 300,000 common shares from time to time to nonemployee Directors. Under the Share Ownership Guidelines in effect for 2015 ("Guidelines"), a Director is required by the end of five years from date of election to hold common shares with a market value of at least $250,000. The Directors’ Plan offers the nonemployee Director the opportunity to defer all or a portion of the awards granted.
Directors receive dividends, if any, on their restricted share awards and may elect that all cash dividends with respect to restricted shares be deferred and reinvested in additional common shares. Those additional common shares are subject to the same restrictions as the underlying award. Cash dividends not subject to a deferral election will be paid to the director without restriction.
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
For the last three years, Equity Grant shares have been awarded to elected or re-elected nonemployee Directors as follows:

Year of Grant	Unrestricted Equity Grant Shares	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2013	3,985	31,506	7,970
2014	—	73,635	—
2015	—	109,408	25,248
Starting in July, 2015, the Governance and Nominating Committee recommended, and the Board adopted, a Nonemployee Director Retainer Share Election Program pursuant to which nonemployee directors may elect to receive all or any portion of their annual retainer and any other fees earned in cash in Cliffs' common shares. Election is voluntary and irrevocable for the applicable election period and shares issued under this program must be held for six months from the issuance date. The number of shares received each quarter are calculated by dividing the value of the quarterly cash retainer amount by the closing market price of the date of payment.

Other Information
The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2015, 2014 and 2013:

	(In Millions, except per share amounts)
	2015	2014	2013
Cost of goods sold and operating expenses	$4.0	$5.6	$4.9
Selling, general and administrative expenses	9.9	15.9	14.2
Reduction of operating income (loss) from continuing operations before income taxes and equity loss from ventures	13.9	21.5	19.1
Income tax benefit (1)	—	(7.5)	(6.7)
Reduction of net income attributable to Cliffs shareholders	$13.9	$14.0	$12.4
Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.09	$0.09	$0.08
Diluted	$0.09	$0.09	$0.07

(1)	No income tax benefit for the year ended December 31, 2015, due to the full valuation allowance.
Determination of Fair Value
Performance Shares
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
The following assumptions were utilized to estimate the fair value for the 2015 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
January 12, 2015	$7.70	2.97	58.3%	0.91%	—%	$11.56	150.13%
February 9, 2015	$6.57	2.89	58.3%	0.87%	—%	$9.86	150.13%
Stock Options
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

The following assumptions were utilized to estimate the fair value for the stock options granted in 2015:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value
January 12, 2015	$7.70	6.47	75.3%	1.60%	—%	$5.23
Restricted Share Units
The fair value of the restricted share units is determined based on the closing price of our common shares on the grant date. The restricted share units granted under the 2015 Equity Plan vest over 27 months. The restricted share units granted under either the 2012 Equity Plan or the 2012 Amended Equity Plan generally vest over a period of three years.

Stock option, restricted share awards and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2015	2014	2013
	Shares	Shares	Shares
Stock options:
Outstanding at beginning of year	250,000	—	—
Granted during the year	412,710	250,000	—
Vested	—	—	—
Forfeited/canceled	(55,221)	—	—
Outstanding at end of year	607,489	250,000	—
Restricted awards:
Outstanding and restricted at beginning of year	523,176	586,084	393,787
Granted during the year	2,482,415	531,030	396,844
Vested	(477,157)	(423,822)	(118,973)
Forfeited/canceled	(190,364)	(170,116)	(85,574)
Outstanding and restricted at end of year	2,338,070	523,176	586,084
Performance shares:
Outstanding at beginning of year	1,072,376	1,040,453	772,484
Granted during the year (1)	874,575	1,233,685	806,271
Issued (2)	(242,920)	(796,624)	(289,054)
Forfeited/canceled	(207,542)	(405,138)	(249,248)
Outstanding at end of year	1,496,489	1,072,376	1,040,453
Vested or expected to vest as of December 31, 2015	3,934,901
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	—	7,329	2,880
Granted during the year	—	2,281	8,136
Forfeited/canceled	—	—	(1,521)
Vested	—	(9,610)	(2,166)
Outstanding at end of year	—	—	7,329
Reserved for future grants or awards at end of year:
Employee plans	11,917,635
Directors’ plans	91,299
Total	12,008,934

(1)	The shares granted in 2013 include 54,051 shares related to the 23% payout associated with the prior-year pool as actual payout exceeded target.

(2)
For the year ended December 31, 2015, the shares vesting due to the change in control were paid out in cash, at target, and valued as of the respective participants' termination dates. For the year ended December 31, 2014, the shares vesting on December 31, 2013 were valued as of February 10, 2014, and the shares vesting due to the change in a majority of our Board of Directors that triggered the acceleration of vesting and payout of outstanding equity grants under our equity plans on August 6, 2014 were paid out in cash, at target, and valued as of that date. For the year ended December 31, 2013, the shares vested on December 31, 2012 were valued as of February 21, 2013.

A summary of our outstanding share-based awards as of December 31, 2015 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	1,845,552	$16.55
Granted	3,769,700	$6.78
Vested	(720,077)	$16.15
Forfeited/expired	(453,127)	$10.50
Outstanding, end of year	4,442,048	$8.93
A summary of our stock option grants vested or expected to vest as of December 31, 2015 is shown below:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Expected to vest	490,902	$9.67	$—	7.90
Exercisable	83,334	$13.83	$—	5.88
The total compensation cost related to outstanding awards not yet recognized is $23.5 million at December 31, 2015. The weighted average remaining period for the awards outstanding at December 31, 2015 is approximately 2.6 years.
NOTE 9 - INCOME TAXES
Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures includes the following components:

	(In Millions)
	2015	2014	2013
United States	$314.2	$(447.5)	$840.8
Foreign	(1.1)	427.8	350.1
	$313.1	$(19.7)	$1,190.9
The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2015	2014	2013
Current provision (benefit):
United States federal	$8.2	$(125.2)	$110.4
United States state & local	0.3	(0.6)	4.0
Foreign	0.9	11.7	94.8
	9.4	(114.1)	209.2
Deferred provision (benefit):
United States federal	165.8	20.4	35.0
United States state & local	—	(24.9)	3.0
Foreign	(5.9)	32.6	(9.6)
	159.9	28.1	28.4
Total provision on income (loss) from continuing operations	$169.3	$(86.0)	$237.6

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2015		2014		2013
Tax at U.S. statutory rate of 35 percent	$109.6	35.0%	$(6.9)	35.0%	$416.8	35.0%
Increase (decrease) due to:
Non-taxable income related to noncontrolling interests	(3.0)	(1.0)	(9.4)	47.7	(5.4)	(0.5)
Impact of tax law change	—	—	13.0	(66.0)	—	—
Percentage depletion in excess of cost depletion	(34.9)	(11.1)	(87.9)	446.2	(97.6)	(8.2)
Impact of foreign operations	(53.9)	(17.2)	51.4	(260.9)	(48.7)	(4.1)
Income not subject to tax	—	—	(27.7)	140.6	(84.7)	(7.1)
Goodwill impairment	—	—	22.7	(115.2)	—	—
State taxes, net	0.2	0.1	(25.4)	128.9	5.6	0.5
Settlement of financial guaranty	—	—	(347.1)	1,761.9	—	—
Valuation allowance - current year	(104.6)	(33.4)	318.3	(1,615.7)	53.2	4.5
Valuation allowance on tax benefits - prior	165.8	52.9	15.2	(77.2)	—	—
Tax uncertainties	84.1	26.9	—	—	12.5	1.1
Prior year adjustment in current year	5.9	1.9	(6.3)	32.1	4.9	0.4
Other items — net	0.1	—	4.1	(20.9)	(19.0)	(1.6)
Income tax (benefit) expense	$169.3	54.1%	$(86.0)	436.5%	$237.6	20.0%
The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2015	2014	2013
Other comprehensive (income) loss:
Pension/OPEB liability	$—	$37.1	$83.2
Mark-to-market adjustments	0.3	3.6	1.8
Other	5.9	0.2	(9.8)
Total	$6.2	$40.9	$75.2

Paid in capital — stock based compensation	$—	$(4.8)	$3.5
Discontinued Operations	$(6.0)	$(1,216.0)	$(184.5)

Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	(In Millions)
	2015	2014
Deferred tax assets:
Pensions	$106.6	$99.5
Postretirement benefits other than pensions	36.5	50.4
Alternative minimum tax credit carryforwards	218.7	219.1
Investments in ventures	4.9	—
Asset retirement obligations	5.3	29.4
Operating loss carryforwards	2,791.6	679.0
Product inventories	57.2	25.6
Property, plant and equipment and mineral rights	189.8	337.8
State and local	59.9	41.9
Lease liabilities	18.3	14.1
Other liabilities	148.9	95.6
Total deferred tax assets before valuation allowance	3,637.7	1,592.4
Deferred tax asset valuation allowance	(3,372.5)	(1,152.3)
Net deferred tax assets	265.2	440.1
Deferred tax liabilities:
Property, plant and equipment and mineral rights	(35.5)	—
Investment in ventures	(206.6)	(198.0)
Intangible assets	(1.5)	(7.3)
Product inventories	(2.5)	(3.1)
Other assets	(19.1)	(65.9)
Total deferred tax liabilities	(265.2)	(274.3)
Net deferred tax assets (liabilities)	$—	$165.8
Following is a summary of the deferred tax amounts as reported in the Statements of Consolidated Financial Position:

	(In Millions)
	2015	2014
Deferred tax assets:
United States	$—	$165.8
Foreign	—	9.7
Total deferred tax assets	—	175.5
Deferred tax liabilities:
United States	—	—
Foreign	—	9.7
Total deferred tax liabilities	—	9.7
Net deferred tax assets (liabilities)	$—	$165.8
At December 31, 2015 and 2014, we had $218.7 million and $219.1 million, respectively, of gross deferred tax assets related to U.S. alternative minimum tax credits that can be carried forward indefinitely.
We had gross domestic (including states) and foreign net operating loss carryforwards, inclusive of discontinued operations, of $3.9 billion, and $11.1 billion, respectively, at December 31, 2015. We had gross domestic and foreign net operating loss carryforwards at December 31, 2014 of $1.9 billion and $4.5 billion, respectively. The U.S. Federal net operating losses will begin to expire in 2035 and state net operating losses will begin to expire in 2019. The foreign net operating losses will begin to expire in 2022. We had foreign tax credit carryforwards of $5.8 million at December 31, 2015 and $5.8 million at December 31, 2014. The foreign tax credit carryforwards will begin to expire in 2020. Additionally, there is a net operating loss carryforward, inclusive of discontinued operations, of $1.6 billion for Alternative Minimum Tax. No benefit has been recorded in the financials for this attribute as ASC 740, Income Taxes, does not allow for the recording of deferred taxes under alternative taxing systems.
We recorded a $2.2 billion net increase in the valuation allowance of certain deferred tax assets where management believes that realization of the related deferred tax assets is not more likely than not. Of this amount, a $165.8 million increase was recorded through continuing operations and relates to domestic deferred tax assets recorded in prior years for which future utilization is currently uncertain. A $111.5 million decrease, also recorded through continuing operations, relates to the reversal of deferred tax assets due to current year operating activities. The remainder of the $2.2 billion increase relates primarily to foreign deferred tax assets that were generated through discontinued operations in which it is more likely than not that the assets will not be realized.
At December 31, 2015 and 2014, we had no cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2015	2014	2013
Unrecognized tax benefits balance as of January 1	$72.6	$71.8	$53.5
Increases for tax positions in prior years	6.7	—	13.0
Increases for tax positions in current year	78.5	5.9	5.3
Increase due to foreign exchange	—	(0.2)	—
Settlements	(1.1)	—	—
Lapses in statutes of limitations	(0.5)	(3.7)	—
Other	—	(1.2)	—
Unrecognized tax benefits balance as of December 31	$156.2	$72.6	$71.8
At December 31, 2015 and 2014, we had $156.2 million and $72.6 million, respectively, of unrecognized tax benefits recorded. Of this amount, $21.5 million and $23.2 million were recorded in Other liabilities and $134.7 million and $49.4 million were recorded as Other non-current assets in the Statements of Consolidated Financial Position for both years. If the $156.2 million were recognized, only $21.5 million would impact the effective tax rate. We do not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months. At December 31, 2015 and 2014, we had $2.1 million and $1.6 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.
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
Tax years that remain subject to examination are years 2010 and forward for the U.S. and 2011 and forward for Australia.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $12.0 million, $17.8 million and $23.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital lease assets were $32.5 million and $72.7 million at December 31, 2015 and 2014, respectively. In 2014 we had impairment charges of $64.0 million on our capital lease assets at our Asia Pacific Iron Ore operations. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $8.7 million and $14.9 million at December 31, 2015 and 2014, respectively.

Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2015 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2016	$24.3		$8.4
2017	22.3		7.2
2018	18.0		6.5
2019	10.0		4.8
2020	9.0		4.9
2021 and thereafter	9.0		5.0
Total minimum lease payments	$92.6		$36.8
Amounts representing interest	18.5
Present value of net minimum lease payments	$74.1	(1)

(1)
The total is comprised of $17.9 million and $56.2 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Consolidated Financial Position at December 31, 2015.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $234.0 million and $170.8 million at December 31, 2015 and 2014, respectively. Payments in 2015 and 2014 were $2.6 million and $3.1 million, respectively. The following is a summary of the obligations as of December 31, 2015 and 2014:

	(In Millions)
	December 31,
	2015	2014
Environmental	$3.6	$5.5
Mine closure
LTVSMC	24.1	22.9
Operating mines:
U.S. Iron Ore	189.9	120.9
Asia Pacific Iron Ore	16.4	21.5
Total mine closure	230.4	165.3
Total environmental and mine closure obligations	234.0	170.8
Less current portion	2.8	5.2
Long-term environmental and mine closure obligations	$231.2	$165.6
Environmental
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $3.6 million and $5.5 million at December 31, 2015 and 2014, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost only can be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements readily are known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
The Rio Tinto Mine Site
The Rio Tinto Mine Site is a historic underground copper mine located near Mountain City, Nevada, where tailings were placed in Mill Creek; a tributary to the Owyhee River. Site investigation and remediation work is being conducted in accordance with a Consent Order dated September 14, 2001 between the Nevada DEP and the RTWG composed of the Company, Atlantic Richfield Company, Teck Cominco American Incorporated and E. I. duPont de Nemours and Company. The Consent Order provides for technical review by the Rio Tinto Trustees. In recognition of the potential for an NRD claim, the parties actively pursued a global settlement that included the EPA and encompass both the remedial action and the NRD issues.
The Nevada DEP published a Record of Decision for the Rio Tinto Mine, which was signed on February 14, 2012 by the Nevada DEP and the EPA. On September 27, 2012, the agencies subsequently issued a proposed Consent Decree, which was lodged with the U.S. District Court for the District of Nevada and subsequently finalized on May 20, 2013. Under the terms of the Consent Decree, the RTWG has agreed to pay over $29.0 million in cleanup costs and natural resource damages to the site and surrounding area. The Company's share of the total settlement cost, which includes remedial action, insurance and other oversight costs was $12.2 million. As of December 31, 2015, we have no remaining required payments related to the Consent Decree compared to as of December 31, 2014, when we had $2.5 million in the Statements of Consolidated Financial Position related to this issue.
Mine Closure
Our mine closure obligations of $230.4 million and $165.3 million at December 31, 2015 and 2014, respectively, include our five consolidated U.S. operating iron ore mines, our Asia Pacific operating iron ore mine and a closed operation formerly operating as LTVSMC.
Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. The LTVSMC closure liability was $24.1 million and $22.9 million at December 31, 2015 and 2014, respectively. MPCA is presently working on an NPDES permit reissuance for this facility that could modify the closure liability, but the scale of that change will not be understood until the permit has been drafted and issued.
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations most recently in 2014 in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments.
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
The following represents a roll forward of our asset retirement obligation liability related to our active mining locations for the years ended December 31, 2015 and 2014:

	(In Millions)
	December 31,
	2015	2014
Asset retirement obligation at beginning of period	$142.4	$177.6
Accretion expense	6.5	5.7
Exchange rate changes	(1.1)	(2.4)
Revision in estimated cash flows	58.5	(38.5)
Asset retirement obligation at end of period	$206.3	$142.4
The revisions in estimated cash flows recorded during the year ended December 31, 2015 relate primarily to revisions in the timing of the estimated cash flows and the technology associated with required storm water management systems expected to be implemented subsequent to the indefinite idling of one of our U.S. Iron Ore mines.
For the year ended December 31, 2014, the revisions in estimated cash flows recorded during the year primarily included a downward revision of estimated asset retirement costs for one of our U.S. Iron Ore mines associated with required storm water management systems.  The mine life was extended during 2014, effectively converting certain asset retirement costs to capital costs over the remaining life-of-mine.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies and is not subject to amortization. We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which management generally reviews production and financial results of that component. Decisions often are made as to capital expenditures, investments and production plans at the component level as part of the ongoing management of the related operating segment. We have determined that our Asia Pacific Iron Ore operating segment constitutes a separate reporting unit and that Northshore within our U.S. Iron Ore operating segment constitutes a reporting unit. Goodwill is allocated among and evaluated for impairment at the reporting unit level in the fourth quarter of each year or as circumstances occur that potentially indicate that the carrying amount of these assets may exceed their fair value.
During the third quarter of 2014, a goodwill impairment charge of $73.5 million was recorded for our Asia Pacific Iron Ore reporting segment. The impairment charge was a result of downward long-term pricing estimates as determined through management's long-range planning process.
Refer to NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

The following table summarizes changes in the carrying amount of goodwill allocated by operating segment for the years ended December 31, 2015 and December 31, 2014:

	(In Millions)
	December 31, 2015			December 31, 2014
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Beginning Balance	$2.0	$—	$2.0	$2.0	$72.5	$74.5
Impairment	—	—	—	—	(73.5)	(73.5)
Impact of foreign currency translation	—	—	—	—	1.0	1.0
Ending Balance	$2.0	$—	$2.0	$2.0	$—	$2.0
Accumulated goodwill impairment loss	$—	$(73.5)	$(73.5)	$—	$(73.5)	$(73.5)
Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of December 31, 2015 and December 31, 2014:

		(In Millions)
		December 31, 2015			December 31, 2014
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.4	$(20.2)	$58.2	$79.2	$(16.5)	$62.7
Total intangible assets		$78.4	$(20.2)	$58.2	$79.2	$(16.5)	$62.7
Below-market sales contracts	Other current liabilities	$(23.1)	$—	$(23.1)	$(23.0)	$—	$(23.0)
Below-market sales contracts	Other liabilities	(205.8)	205.8	—	(205.9)	182.8	(23.1)
Total below-market sales contracts		$(228.9)	$205.8	$(23.1)	$(228.9)	$182.8	$(46.1)
Amortization expense relating to intangible assets was $4.2 million, $8.4 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, and is recognized in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. During the year ended December 31, 2014, an impairment charge of $13.8 million was recorded related to the permits intangible asset and is recognized in Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations. There were no impairment charges recorded for definite-lived intangible assets in 2015 or 2013. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2016	3.8
2017	4.3
2018	4.1
2019	3.5
2020	2.5
Total	$18.2
The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which has a remaining life of approximately one year and expires December 31, 2016. For the years ended December 31, 2015, 2014 and 2013, we recognized $23.1 million, $23.1 million and $26.9 million, respectively, in Product revenues related to below-market sales contracts. We estimate that $23.1 million will be recognized in Product revenues for the succeeding fiscal year.

NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position as of December 31, 2015 and December 31, 2014:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		—		—		—	Other current liabilities	21.6
Total derivatives designated as hedging instruments under ASC 815		$—		$—		$—		$21.6
Derivatives not designated as hedging instruments under ASC 815:
Foreign Exchange Contracts		$—		$—		$—	Other current liabilities	$9.9
Commodity Contracts		—		—	Other current liabilities	0.6		—
Customer Supply Agreements	Other current assets	5.8	Other current assets	63.2		—		—
Provisional Pricing Arrangements	Other current assets	2.0		—	Other current liabilities	3.4	Other current liabilities	9.5
Total derivatives not designated as hedging instruments under ASC 815:		$7.8		$63.2		$4.0		$19.4
Total derivatives		$7.8		$63.2		$4.0		$41.0
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
We were using foreign currency exchange contracts to hedge our foreign currency exposure for a portion of our U.S. dollar sales receipts in our Australian functional currency entities. For our Australian operations, U.S. dollars were converted to Australian dollars at the currency exchange rate in effect during the period the transaction occurred. The primary objective for the use of these instruments was to reduce exposure to changes in currency exchange rates and to protect against undue adverse movement in these exchange rates. These instruments qualify for hedge accounting treatment and are tested for effectiveness at inception and at least once each reporting period. If and when any of our hedge contracts are determined not to be highly effective as hedges, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. As discussed in NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, we suspended entering into new foreign exchange rate contracts and we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2016.

As of December 31, 2015, we had no outstanding Australian foreign currency exchange contracts. This compares with outstanding Australian foreign currency exchange contracts with a notional amount of $220.0 million as of December 31, 2014.
Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Consolidated Financial Position. Any ineffectiveness is recognized immediately in income. As of December 31, 2015 and 2014, there was no material ineffectiveness recorded for foreign exchange contracts that were classified as cash flow hedges. However, certain Australian hedge contracts were de-designated during the first quarter of 2015 and no longer qualified for hedge accounting treatment. All of these de-designated hedges were settled and were no longer outstanding by March 31, 2015. The de-designated hedges are discussed within the Derivatives Not Designated as Hedging Instruments section of this footnote. Amounts recorded as a component of Accumulated other comprehensive loss are reclassified into earnings in the same period the forecasted transactions affect earnings. As of December 31, 2015, no amounts remain in Accumulated other comprehensive loss related to the designated Australian hedge contracts as the last forecasted transaction occured in October 2015.
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
In the second quarter of 2012, we entered into U.S. treasury lock agreements with a notional value of $200.0 million to hedge the exposure to the possible rise in the interest rate prior to the issuance of the five-year senior notes due 2018 discussed in NOTE 5 - DEBT AND CREDIT FACILITIES. These derivative instruments were designated and qualified as cash flow hedges. The U.S. treasury locks were settled in the fourth quarter of 2012 upon the issuance of $500.0 million principal amount of the senior notes due 2018 for a cumulative after-tax loss of $1.3 million, which was recorded in Accumulated other comprehensive loss and is being amortized to Other non-operating income (expense) over the life of the senior notes due 2018. Approximately $0.1 million net of tax was recognized in earnings in both 2014 and 2015 and approximately $0.1 million net of tax is expected to be recognized in earnings in 2016.
The following summarizes the effect of our derivatives designated as cash flow hedging instruments, net of tax in Accumulated other comprehensive loss in the Statements of Consolidated Operations for the years ended December 31, 2015, 2014 and 2013:

	(In Millions)
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain (Loss) Reclassified from Accumulated OCI into Earnings
Hedging Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2015	2014	2013		2015	2014	2013
Australian Dollar Foreign Exchange Contracts (hedge designation)	$(2.0)	$(13.9)	$(34.7)	Product revenues	$(7.4)	$(13.2)	$(11.9)
Australian Dollar Foreign Exchange Contracts (prior to de-designation)	(4.5)	—	—	Product revenues	(11.3)	—	—
Canadian Dollar Foreign Exchange Contracts (hedge designation)	—	—	(12.9)	Cost of goods sold and operating expenses	—	—	(8.2)
Canadian Dollar Foreign Exchange Contracts (prior to de-designation)	—	(14.3)	(4.1)	Cost of goods sold and operating expenses	—	(17.7)	(1.9)
Treasury Locks	—	—	—	Other non-operating income (expense)	(0.1)	(0.1)	(0.1)
Total	$(6.5)	$(28.2)	$(51.7)		$(18.8)	$(31.0)	$(22.1)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts
During the first quarter of 2015, in connection with our refinancing initiatives, we discontinued hedge accounting and early-settled certain of our Australian foreign currency exchange contracts associated with Asia Pacific Iron Ore operations. Subsequent to de-designation, no further foreign currency exchange rate contracts were entered into for the Asia Pacific Iron Ore operations. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation and remaining in Accumulated other comprehensive loss as of de-designation were reclassified to earnings and a corresponding realized loss was recognized when the forecasted cash flow occurred. For the year ended December 31, 2015, we reclassified losses of $12.6 million from Accumulated other comprehensive loss and recorded the amounts as Product revenues in the Statements of Consolidated Operations upon the occurrence of the forecasted cash flows associated with each de-designated and early-settled contract. For the year ended December 31, 2015, prior to the de-designation of the Asia Pacific Iron Ore hedges at the end of the first quarter of 2015, we reclassified losses of $6.3 million from Accumulated other comprehensive loss related to contracts that matured during the year, and recorded the amounts as Product revenues in the Statements of Consolidated Operations. As of December 31, 2015, no gains or losses remain in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation and early-settlement.
During the fourth quarter of 2014, we discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with Bloom Lake operations as projected future cash flows were no longer considered probable or reasonably possible, but we continued to hold these instruments as economic hedges to manage currency risk. Our parent company held the Canadian foreign currency exchange contracts and the contracts were unaffected by Bloom Lake General Partner Limited and certain of its affiliates filing under the CCAA on January 27, 2015. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Bloom Lake operations. As of December 31, 2015 no de-designated foreign exchange rate contracts remained outstanding. All outstanding Canadian de-designated foreign exchange rate contracts settled by the end of September 2015. As of December 31, 2014,the de-designated outstanding foreign exchange rate contracts had a notional amount of $183.0 million in the form of forward contracts.
The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation and remaining in Accumulated other comprehensive loss as of December 31, 2014 were reclassified to earnings upon the de-designation of the hedges as the hedges would not be effective prospectively due to the projected future cash flows associated with the hedges no longer being considered probable or reasonably possible. We reclassified losses of $7.3 million from Accumulated other comprehensive loss related to contracts that had not matured during the year, and recorded the amounts as Cost of goods sold and operating expenses on the Statements of Consolidated Operations. A corresponding realized gain or loss was recognized in each period until settlement of the related economic hedge during 2015. For the year ended December 31, 2015, the change in fair value of these de-designated foreign currency exchange contracts resulted in net losses of $3.6 million.
We previously discontinued hedge accounting for Canadian foreign currency exchange contracts for all outstanding contracts associated with the Wabush operation and the Ferroalloys operating segment as projected future cash flows were no longer considered probable, but we continued to hold these instruments as economic hedges to manage currency risk. Subsequent to de-designation, no further foreign currency exchange contracts were entered into for the Wabush operation or the Ferroalloys operating segment. As of December 31, 2015 and 2014, there were no outstanding de-designated foreign currency exchange rate contracts as all remaining de-designated foreign exchange contracts matured during the second quarter of 2014.
Prior to the maturation of the contracts and as a result of discontinued hedge accounting, the instruments were prospectively adjusted to fair value each reporting period through Cost of goods sold and operating expenses in the Statements of Consolidated Operations. For the years ended December 31, 2014 and 2013, the change in fair value of our de-designated foreign currency exchange contracts resulted in net losses of $3.3 million and $0.6 million, respectively. The amounts that were previously recorded as a component of Accumulated other comprehensive loss prior to de-designation were reclassified to earnings and a corresponding realized gain or loss was recognized when the forecasted cash flow occurred. For the years ended December 31, 2014 and 2013, we reclassified losses of $0.5 million and $1.9 million, respectively, from Accumulated other comprehensive loss related to contracts that matured during the year, and recorded the amounts as Cost of goods sold and operating expenses in the Statements of Consolidated Operations. All the remaining contracts matured during the second quarter of 2014 and as of the period ended June 30, 2014, no gains or losses remained in Accumulated other comprehensive loss related to the effective cash flow hedge contracts prior to de-designation.

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
We recognized $27.1 million, $187.8 million and $149.2 million as Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2015, 2014 and 2013, respectively, related to the supplemental payments. Other current assets, representing the fair value of the pricing factors, were $5.8 million and $63.2 million in the December 31, 2015 and December 31, 2014 Statements of Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is recorded initially at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through

Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At December 31, 2015 we recorded $2.0 million as Other current assets in the Statements of Consolidated Financial Position related to our estimate of the final revenue rate with any of our customers. At December 31, 2014, we recorded no Other current assets in the Statements of Consolidated Financial Position related to our estimate of the final revenue rate with any of our customers. At December 31, 2015 and December 31, 2014, we recorded $3.4 million and $9.5 million, respectively, as Other current liabilities in the Statements of Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $1.4 million decrease in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2015 related to these arrangements. This compares with a net $9.5 million decrease and a net $7.5 million decrease in Product revenues for the comparable periods in 2014 and 2013.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations for the years ended December 31, 2015, 2014 and 2013:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2015	2014	2013
Foreign Exchange Contracts	Other non-operating income (expense) (1)	$(3.6)	$(16.9)	$(0.6)
Foreign Exchange Contracts	Product revenues	(12.6)	—	—
Commodity Contracts	Cost of goods sold and operating expenses	(4.0)	—	—
Customer Supply Agreements	Product revenues	27.1	187.8	149.2
Provisional Pricing Arrangements	Product revenues	(1.4)	(9.5)	(7.5)
Total		$5.5	$161.4	$141.1

(1)	At December 31, 2014 and 2013, the location of the Gain (Loss) Recognized in Income on Derivative for Foreign Exchange Contracts was Cost of goods sold and operating expenses.
Refer to NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 14 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations. While the reclassification of revenues and expenses related to discontinued operations from prior periods have no impact upon previously reported net income, the Statements of Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations and the Statements of Consolidated Financial Position present the assets and liabilities that were reclassified from the specified line items to assets and liabilities of discontinued operations.

The chart below provides an asset group breakout for each financial statement line impacted by discontinued operations.

(In Millions)
			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Consolidated Operations
Loss from Discontinued Operations, net of tax	YTD December 31, 2015	$(152.4)	$(638.7)	$(101.0)	$(739.7)	$(892.1)
Loss from Discontinued Operations, net of tax	YTD December 31, 2014	$(1,134.5)	$(6,952.9)	$(280.6)	$(7,233.5)	$(8,368.0)
Loss from Discontinued Operations, net of tax (1)	YTD December 31, 2013	$(9.3)	$(370.4)	$(139.4)	$(509.8)	$(519.1)

Statements of Consolidated Financial Position
Short-term assets of discontinued operations	As of December 31, 2015	$14.9	$—	$—	$—	$14.9
Long-term assets of discontinued operations	As of December 31, 2015	$—	$—	$—	$—	$—
Short-term liabilities of discontinued operations	As of December 31, 2015	$6.9	$—	$—	$—	$6.9
Long-term liabilities of discontinued operations	As of December 31, 2015	$—	$—	$—	$—	$—
Short-term assets of discontinued operations	As of December 31, 2014	$140.1	$183.5	$3.3	$186.8	$326.9
Long-term assets of discontinued operations	As of December 31, 2014	$113.3	$256.0	$13.7	$269.7	$383.0
Short-term liabilities of discontinued operations	As of December 31, 2014	$80.1	$316.3	$3.0	$319.3	$399.4
Long-term liabilities of discontinued operations	As of December 31, 2014	$117.3	$304.6	$5.6	$310.2	$427.5

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization:	YTD December 31, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD December 31, 2015	$15.9	$—	$—	$—	$15.9
Impairment of goodwill and other long-lived assets	YTD December 31, 2015	$73.4	$—	$—	$—	$73.4
Depreciation, depletion and amortization:	YTD December 31, 2014	$106.9	$135.6	$0.5	$136.1	$243.0
Purchase of property, plant and equipment	YTD December 31, 2014	$29.9	$190.3	$—	$190.3	$220.2
Impairment of goodwill and other long-lived assets	YTD December 31, 2014	$857.5	$7,269.2	$267.6	$7,536.8	$8,394.3
Depreciation, depletion and amortization:	YTD December 31, 2013	$128.9	$178.6	$1.0	$179.6	$308.5
Purchase of property, plant and equipment	YTD December 31, 2013	$64.1	$718.3	$1.0	$719.3	$783.4
Impairment of goodwill and other long-lived assets	YTD December 31, 2013	$—	$154.6	$81.8	$236.4	$236.4

(1)
Loss from Discontinued Operations, net of tax during the year end December 31, 2013 also includes an additional income tax benefit of $2.0 million resulting from the actual tax gain from the Sale of Sonoma as included in the 2012 tax return, which was filed during the year ended December 31, 2013. During the fourth quarter of 2012, we sold our 45 percent economic interest in Sonoma. The Sonoma operations previously were included in Other within our reportable segments.

North American Coal Operations
Background
As we continue to execute our strategy which focuses on strengthening our U.S. Iron Ore operations, management determined as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. The North American Coal segment continued to meet the criteria throughout 2015 until we sold our held for sale North American Coal operations during the fourth quarter of 2015. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.
    In the first quarter of 2015, as part of the held for sale classification assigned to North American Coal, an impairment of $73.4 million was recorded. The impairment charge was to reduce the assets to their estimated fair value which was determined based on potential sales scenarios. No further impairment was recorded in 2015.
Consistent with our strategy to extract maximum value from our current assets, we sold all the remaining North American Coal operations during the fourth quarter of 2015. On December 22, 2015, we closed the sale of our remaining North American Coal business which included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. Pinnacle mine and Oak Grove mine were sold to Seneca and the deal structure was a sale of equity interests of our remaining coal business. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement which extends through the year 2020. However, we have not recorded a gain contingency in relation to this earn-out. We recorded the results of this sale in our fourth quarter earnings within Loss from Discontinued Operations, net of tax as the transaction closed on December 22, 2015.
On December 31, 2014, we completed the sale of our CLCC assets in West Virginia to Coronado Coal II, LLC, an affiliate of Coronado Coal LLC, for $174.0 million in cash and the assumption of certain liabilities, of which $155.0 million was collected as of December 31, 2014. We recorded the results of this sale in our fourth quarter earnings within Loss from Discontinued Operations, net of tax as the transaction closed on December 31, 2014.
Loss on Discontinued Operations
Our planned sale of the Oak Grove and Pinnacle mine assets represented a strategic shift in our business. For that reason, our previously reported North American Coal operating segment results for all periods, prior to the March 31, 2015 held for sale determination, are classified as discontinued operations. On December 22, 2015, we completed the sale of the Oak Grove and Pinnacle mines, which marked our exit from the coal business. Historic results also include our CLCC assets, which were sold during the fourth quarter of 2014.

	(In Millions)
	Twelve Months Ended December 31,
Loss from Discontinued Operations	2015	2014	2013
Revenues from product sales and services	$392.9	$687.1	$821.9
Cost of goods sold and operating expenses	(449.2)	(822.9)	(836.4)
Sales margin	(56.3)	(135.8)	(14.5)
Other operating (expense)/income	(30.4)	(20.8)	13.8
Gain (loss) on sale of coal mines	9.3	(419.6)	—
Other expense	(1.8)	(3.0)	(2.4)
Loss from discontinued operations before income taxes	(79.2)	(579.2)	(3.1)
Impairment of long-lived assets	(73.4)	(857.5)	—
Income tax benefit (expense)	0.2	302.2	(6.2)
Loss from discontinued operations, net of tax	$(152.4)	$(1,134.5)	$(9.3)

Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charge on non-financial assets that was measured on a fair value basis at March 31, 2015 for the North American Coal operations. There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at December 31, 2015 for the North American Coal operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Other long-lived assets - Property, plant and equipment and Mineral rights: North American Coal operating unit	$—	$—	$20.4	$20.4	$73.4
	$—	$—	$20.4	$20.4	$73.4
In the first quarter of 2015, as part of the held for sale classification assigned to North American Coal, an impairment charge of $73.4 million was recorded. The impairment charge was to reduce the assets to their estimated fair value which was determined based on potential sales scenarios. We determined the fair value and recoverability of our North American Coal operating segment by comparing the estimated fair value of the underlying assets and liabilities to the estimated sales price of the operating segment held for sale. No further impairment was recorded in 2015.
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations (1)	December 31, 2015	December 31, 2014
Accounts receivable, net	$—	$44.8
Inventories	—	50.3
Supplies and other inventories	—	28.2
Other current assets	14.9	16.8
Property, plant and equipment, net	—	94.7
Other non-current assets	—	18.6
Total assets of discontinued operations	$14.9	$253.4

Accounts payable	$—	$22.4
Accrued liabilities	—	27.9
Other current liabilities	6.9	29.8
Pension and postemployment benefit liabilities	—	47.1
Environmental and mine closure obligations	—	33.9
Other liabilities	—	36.3
Total liabilities of discontinued operations	$6.9	$197.4

(1)	At December 31, 2015, we also recorded $7.8 million of contingent liabilities associated with our exit from the coal business. These contingent liabilities are recorded on our parent company.

As part of the CLCC asset sale during the fourth quarter of 2014, there was an amount placed in escrow to cover decreases in working capital, indemnity obligations and regulatory liabilities. The amount held in escrow was $14.9 million and $17.5 million at December 31, 2015, and 2014, respectively and recorded within Short-term assets of discontinued operations and Long-term assets of discontinued operations, respectively, on the Statements of Consolidated Financial Position.
Income Taxes
We have recognized a tax benefit of $0.2 million and $302.2 million for the years ended December 31, 2015 and 2014, respectively, in Loss from Discontinued Operations, net of tax, related to a loss on our North American Coal investments. The benefit for the year ended December 31, 2014 is primarily the result of the impairment of long-lived assets in the third quarter of 2014. We recognized a tax expense of $6.2 million for the year ended December 31, 2013 in Loss from Discontinued Operations, net of tax, related to the impact of the North American Coal losses on the AMT credit and associated valuation allowance.
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
On January 27, 2015, we announced the Bloom Filing under the CCAA with the Québec Court in Montreal. At that time, the Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. The Bloom Filing addressed the Bloom Lake Group's immediate liquidity issues and permits the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court approved the appointment of a Monitor and certain other financial advisors.
Additionally, on May 20, 2015, we announced the Wabush Filing in the Court under the CCAA. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. The inclusion of the Wabush Group in the existing Bloom Filing facilitates a more comprehensive restructuring and sale process of both the Bloom Lake Group and the Wabush Group which collectively include mine, port and rail assets and leads to a more effective and streamlined exit from Eastern Canada. The Wabush Filing also mitigates various legacy related long-term liabilities associated with the Wabush Group. As part of the Wabush Filing, the Court approved the appointment of a Monitor and certain other financial advisors. The Monitor of the Wabush Group is also the Monitor of the Bloom Lake Group.
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

Subsequent to each of the deconsolidations discussed above, we utilized the cost method to account for our investment in the Canadian Entities, which has been reflected as zero in our Statements of Consolidated Financial Position as of December 31, 2015 based on the estimated fair value of the Canadian Entities' net assets. Loans to and accounts receivable from the Canadian Entities are recorded at an estimated fair value of $72.9 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of Consolidated Financial Position as of December 31, 2015.
Loss on Discontinued Operations
Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations, as well as costs to exit, are classified as discontinued operations.

	(In Millions)
	Twelve Months Ended December 31,
Loss from Discontinued Operations	2015	2014	2013
Revenues from product sales and services	$11.3	$563.5	$978.7
Cost of goods sold and operating expenses	(11.1)	(808.4)	(1,082.0)
Eliminations with continuing operations	—	(53.6)	(217.3)
Sales margin	0.2	(298.5)	(320.6)
Other operating (expense)/income	(33.8)	(306.3)	(151.5)
Other expense	(1.0)	(5.6)	10.0
Loss from discontinued operations before income taxes	(34.6)	(610.4)	(462.1)
Loss from deconsolidation	(710.9)	—	—
Impairment of long-lived assets	—	(7,536.8)	(236.4)
Income tax benefit	5.8	913.7	188.7
Loss from discontinued operations, net of tax	$(739.7)	$(7,233.5)	$(509.8)
Canadian Entities loss from deconsolidation totaled $710.9 million for the twelve months ended December 31, 2015 and included the following:

(In Millions)
Twelve Months Ended December 31,
2015
Investment impairment on deconsolidation (1)	$(507.8)
Guarantees and contingent liabilities	(203.1)
Total loss from deconsolidation	$(710.9)

(1) Includes the adjustment to fair value of our remaining interest in the Canadian Entities.
As a result of the deconsolidation, we recorded accrued expenses for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases for a loss on deconsolidation of $203.1 million, for the twelve months ended December 31, 2015.
Investments in the Canadian Entities
Cliffs continues to indirectly own a majority of the interest in the Canadian Entities but has deconsolidated those entities because Cliffs no longer has a controlling interest as a result of the Bloom Filing and the Wabush Filing. At the respective dates of deconsolidation, January 27, 2015 or May 20, 2015 and subsequently at each reporting period, we adjusted our investment in the Canadian Entities to fair value with a corresponding charge to Loss from Discontinued Operations, net of tax. As the estimated amount of the Canadian Entities' liabilities exceeded the estimated fair value of the assets available for distribution to its creditors, the fair value of Cliffs’ equity investment is approximately zero.

Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Additionally, we procured funding subsequent to the deconsolidation through a debtor-in-possession credit facility (the "DIP financing"). Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $72.9 million classified as Other current assets in the Statements of Consolidated Financial Position at December 31, 2015.
Guarantees and Contingent Liabilities
Certain liabilities, consisting primarily of equipment loans and environmental obligations of the Canadian Entities, were secured through corporate guarantees and standby letters of credit. As of December 31, 2015, we have liabilities of $96.5 million and $35.9 million in our consolidated results, classified as Guarantees and Other liabilities, respectively, in the Statements of Consolidated Financial Position.
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
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that were measured on a fair value basis at December 31, 2015 for the Canadian Operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$72.9	$72.9	$507.8
Liabilities:
Guarantees and contingent liabilities	$—	$—	$132.4	$132.4	$203.1
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the remaining underlying assets of the Canadian Entities to remaining estimated liabilities. We recorded the guarantees and contingent liabilities at book value which best approximated fair value.
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
Pre-Petition Financing
Prior to the Wabush Filing on May 20, 2015, a secured credit facility (the "Pre-Petition financing") was put into place to provide support to the Wabush Group for ongoing business activities until the DIP financing was in place. As of December 31, 2015, there was a total of $7.2 million drawn and outstanding under the Pre-Petition financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company.  The Pre-Petition financing amount of $7.2 million is included within the Loans to and accounts receivables from the Canadian Entities of $72.9 million. The Pre-Petition financing is secured by certain equipment of the Wabush Group.
DIP Financing
In connection with the Wabush Filing on May 20, 2015, the Court approved the DIP financing to the Wabush Group, which provides for borrowings under the facility up to $10.0 million. As of December 31, 2015, there was $6.8 million drawn and outstanding under the DIP financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company. At December 31, 2015, the DIP financing is included within Loans to and accounts receivables from the Canadian Entities on the Statements of Consolidated Financial Position. The DIP financing is secured by a court order over the assets of the Wabush Group.
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

Income Taxes
We recognized a tax benefit of $5.8 million and $913.7 million for the years ended December 31, 2015 and 2014, respectively, in Loss from Discontinued Operations, net of tax. The benefit for the year ended December 31, 2014 was the result of the impairment of long-lived assets in the third quarter of 2014 offset by the placement of a valuation allowance against the Canadian operations net deferred tax assets. Canadian deferred tax assets relating to both historical and current year net operating losses were included in our equity investment in the Canadian Subsidiaries that has been reduced to zero. We recognized a tax benefit of $188.7 million for the year ended December 31, 2013 in Loss from Discontinued Operations, net of tax related to losses in our Canadian operations.
NOTE 15 - CAPITAL STOCK
Preferred Shares
On February 21, 2013, we issued 29.25 million depositary shares, representing an aggregate of 731,250 preferred shares, comprised of the 27.0 million depositary share offering and the exercise of an underwriters' over-allotment option to purchase an additional 2.25 million depositary shares. Each depositary share represents a 1/40th interest in a share of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value ("Series A preferred share") at a price of $25 per depositary share for total net proceeds of approximately $709.4 million, after underwriter fees and discounts. Each Series A preferred share has an initial liquidation preference of $1,000 per share (equivalent to a $25 liquidation preference per depositary share). Pursuant to the terms of the Series A preferred shares, unless earlier converted at the option of the holder, each Series A preferred share automatically converted into common shares on February 1, 2016. When and if declared by our Board of Directors, we paid cumulative dividends on each Series A preferred share at an annual rate of 7.00 percent on the liquidation preference. We declared dividends in cash on February 1, May 1, August 1 and November 1 of each year, commencing on May 1, 2013. Upon determination by our Board of Directors, the final quarterly dividend was not paid in cash, but instead, pursuant to the terms of the Series A preferred shares, the conversion rate was increased such that holders of the Series A preferred shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion on February 1, 2016. The number of common shares in the aggregate that were issued in lieu of the final dividend was 1.3 million based on an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing a 1/40th interest in a Series A preferred share.
Prior to the mandatory conversion, holders of the depositary shares were entitled to a proportional fractional interest in the rights and preferences of the Series A preferred shares, including conversion, dividend, liquidation and voting rights, subject to the provisions of the deposit agreement. The Series A preferred shares were convertible, at the option of the holder, at the minimum conversion rate of 28.1480 of our common shares (equivalent to 0.7037 of our common shares per depositary share) at any time prior to February 1, 2016 or other than during a fundamental change conversion period, subject to anti-dilution adjustments. If not converted prior to that time, each Series A preferred share converted automatically on February 1, 2016 into between 28.1480 and 34.4840 common shares, par value $0.125 per share, subject to anti-dilution adjustments. The number of common shares issued on conversion was determined based on the average VWAP per share of our common shares during the 20 trading day period beginning on, and including, the 23rd scheduled trading day prior to February 1, 2016, subject to customary anti-dilution adjustments. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.
Common Share Public Offering
On February 21, 2013, we issued 10.35 million common shares, comprised of the 9.0 million common share offering and the exercise of an underwriters' option to purchase an additional 1.35 million common shares. We received net proceeds of approximately $285.3 million at a closing price of $29.00 per common share.

Dividends
On March 27, 2015, July 1, 2015 and September 10, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2015, August 3, 2015 and November 2, 2015 to our shareholders of record as of the close of business on April 15, 2015, July 15, 2015 and October 15, 2015, respectively.
On February 11, 2014, May 13, 2014, September 8, 2014 and November 19, 2014, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2014, August 1, 2014, November 3, 2014 and February 2, 2015, to our Preferred Shareholders of record as of the close of business on April 15, 2014, July 15, 2014, October 15, 2014 and January 15, 2015, respectively.
On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76 percent to $0.15 per share. Our Board of Directors took this step in order to provide us with additional free cash flow as well as to preserve our investment-grade credit ratings. The cash dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014, September 2, 2014 and December 1, 2014 to our common shareholders of record as of close of business on February 21, 2014, May 23, 2014, August 15, 2014 and November 15, 2014.
On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive loss within Cliffs shareholders’ deficit and related tax effects allocated to each are shown below as of December 31, 2015, 2014 and 2013:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2013:
Postretirement benefit liability	$(299.3)	$94.4	$(204.9)
Foreign currency translation adjustments	106.7	—	106.7
Unrealized net loss on derivative financial instruments	(30.0)	9.1	(20.9)
Unrealized gain on securities	9.3	(3.1)	6.2
	$(213.3)	$100.4	$(112.9)
As of December 31, 2014:
Postretirement benefit liability	$(425.3)	$134.2	$(291.1)
Foreign currency translation adjustments	64.4	—	64.4
Unrealized net loss on derivative financial instruments	(25.9)	7.8	(18.1)
Unrealized gain on securities	(1.3)	0.3	(1.0)
	$(388.1)	$142.3	$(245.8)
As of December 31, 2015:
Postretirement benefit liability	$(364.8)	$123.4	$(241.4)
Foreign currency translation adjustments	220.7	—	220.7
Unrealized net gain on derivative financial instruments	2.2	0.4	2.6
Unrealized gain on securities	0.1	—	0.1
	$(141.8)	$123.8	$(18.0)

The following tables reflect the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for December 31, 2015, 2014 and 2013:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	9.1	5.4	(26.4)	1.9	(10.0)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	40.6	(4.3)	182.7	18.8	237.8
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(97.0)	1.3	(42.3)	(28.2)	(166.2)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	10.8	(8.5)	—	31.0	33.3
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(382.7)	$2.1	$316.3	$8.7	$(55.6)
Other comprehensive income (loss) before reclassifications	151.3	(0.9)	(209.6)	(51.7)	(110.9)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	26.5	5.0	—	22.1	53.6
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the year ended December 31, 2015:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income			Affected Line Item in the Statement of Consolidated Operations
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Amortization of Pension and Postretirement Benefit Liability:
Prior service costs (1)	$(1.4)	$(1.1)	$(0.8)
Net actuarial loss (1)	27.4	18.5	37.2
Curtailments/Settlements (1)	0.2	1.4	—
Effect of deconsolidation (2)	15.1	—	—	Loss from Discontinued Operations, net of tax
	41.3	18.8	36.4	Total before taxes
	(0.7)	(5.8)	(14.3)	Income tax benefit (expense)
	$40.6	$13.0	$22.1	Net of taxes

Unrealized gain (loss) on marketable securities:
Sale of marketable securities	$(2.6)	$(11.4)	$(0.2)	Other non-operating income (expense)
Impairment	(2.0)	(0.5)	5.3	Other non-operating income (expense)
	(4.6)	(11.9)	5.1	Total before taxes
	0.3	3.4	(0.1)	Income tax benefit (expense)
	$(4.3)	$(8.5)	$5.0	Net of taxes

Unrealized gain (loss) on foreign currency translation:
Effect of deconsolidation (3)	$182.7	$—	$—	Loss from Discontinued Operations, net of tax
	—	—	—	Income tax benefit (expense)
	$182.7	$—	$—	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$26.9	$18.9	$17.0	Product revenues
Canadian dollar foreign exchange contracts	—	26.7	15.3	Cost of goods sold and operating expenses
	26.9	45.6	32.3	Total before taxes
	(8.1)	(14.6)	(10.2)	Income tax benefit (expense)
	$18.8	$31.0	$22.1	Net of taxes

Total Reclassifications for the Period	$237.8	$35.5	$49.2

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

(2)	Represents Canadian postretirement benefit liabilities that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

(3)	Represents Canadian accumulated currency translation adjustments that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2015, 2014 and 2013 is as follows:

	(In Millions)
	Year Ended December 31,
	2015	2014	2013
Capital additions (1)	$96.7	$235.5	$752.3
Cash paid for capital expenditures	80.8	284.1	861.6
Difference	$15.9	$(48.6)	$(109.3)
Changes in non-cash accruals	$14.4	$(58.5)	$(109.3)
Capital leases	1.5	9.9	—
Total	$15.9	$(48.6)	$(109.3)

(1)
Includes capital additions of $72.2 million and $24.5 million related to continuing operations and discontinued operations, respectively, for the year ended December 31, 2015. Includes capital additions of $65.5 million and $170.0 million related to continuing operations and discontinued operations, respectively, for the year ended December 31, 2014. Includes capital additions of $70.8 million and $681.5 million related to continuing operations and discontinued operations, respectively, for the year ended December 31, 2013.

Cash payments for interest and income taxes in 2015, 2014 and 2013 are as follows:

	(In Millions)
	2015	2014	2013
Taxes paid on income (1)	$5.0	$47.3	$153.3
Income tax refunds (2)	211.4	54.7	49.4
Interest paid on debt obligations (3)	185.6	176.5	174.4

(1)	Includes taxes paid on income that relate to the deconsolidated Canadian Entities for the years ended December 31, 2013 of $3.7 million.

(2)	Includes income tax refunds that relate to the deconsolidated Canadian Entities for the years ended December 31, 2014 and 2013 of $47.8 million and $20.8 million, respectively.

(3)
Includes interest paid on the corporate guarantees of the equipment loans that relate to discontinued operations for the years ended December 31, 2015, 2014 and 2013 of $4.8 million, $6.1 million and $1.0 million, respectively.

NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. One or more of the joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at December 31, 2015:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%

ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date. Furthermore, as part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and will continue through January 2017.  During the year ended December 31, 2015, we recorded distributions of $51.7 million to ArcelorMittal under this agreement of which $40.6 million was paid as of December 31, 2015.
Product revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2015	2014	2013
Product revenues from related parties	$671.1	$1,011.4	$1,038.8
Total product revenues	1,832.4	3,095.2	3,631.8
Related party product revenue as a percent of total product revenue	36.6%	32.7%	28.6%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $15.8 million and $127.6 million at December 31, 2015 and 2014, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to related parties, were $14.5 million and $11.8 million at December 31, 2015 and 2014, respectively.
A supply agreement with one of our customers includes provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2015	2014	2013
Income from Continuing Operations	$143.7	$56.4	$878.9
Income from Continuing Operations Attributable to Noncontrolling Interest	(8.6)	(25.9)	(14.8)
Net Income from Continuing Operations attributable to Cliffs shareholders	$135.1	$30.5	$864.1
Loss from Discontinued Operations, net of tax	(884.4)	(7,254.7)	(450.6)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(749.3)	$(7,224.2)	$413.5
PREFERRED STOCK DIVIDENDS	(38.4)	(51.2)	(48.7)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(787.7)	$(7,275.4)	$364.8
Weighted Average Number of Shares:
Basic	153.2	153.1	151.7
Depositary Shares	—	—	22.1
Employee Stock Plans	0.4	—	0.5
Diluted	153.6	153.1	174.3
Earnings (loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.63	$(0.14)	$5.37
Discontinued operations	(5.77)	(47.38)	(2.97)
	$(5.14)	$(47.52)	$2.40
Earnings (loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.63	$(0.14)	$4.95
Discontinued operations	(5.76)	(47.38)	(2.58)
	$(5.13)	$(47.52)	$2.37
The diluted earnings per share calculation excludes 25.3 million and 25.2 million depositary shares that were anti-dilutive for the years ended December 31, 2015 and 2014, respectively. Additionally, the year ended December 31, 2014 diluted earnings per share calculation also excludes 0.7 million of equity plan awards. There was no anti-dilution for the year ended December 31, 2013.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Contingencies
Litigation
We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we do not believe that any pending litigation, not covered by insurance, will result in a material liability in relation to our consolidated financial statements. Currently, we have an insurance coverage receivable to cover settlement of the following putative class action and derivative shareholder lawsuits:
In May 2014, alleged purchasers of our common shares filed suit in the U.S. District Court for the Northern District of Ohio against us and certain former officers and directors of the Company. The action is captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031. As amended, the action asserts violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. The parties have successfully mediated this dispute and reached a settlement in principle, subject to definitive documentation, shareholder notice and court approval. The lawsuit had been referred to our insurance carriers, who will be required to pay the entirety of the $84 million settlement amount, if approved by the court. The court is expected to schedule a settlement approval hearing.
In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action, which is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., and after a round of removal and remand motions, is now pending in the Cuyahoga County, Ohio, Court of Common Pleas, No. CV-14-828140. As amended, the suit asserts claims against us, certain current and former officers and directors of the Company, and several underwriters of the offering, alleging disclosure violations in the offering documents regarding operations at our Bloom Lake mine, the impact of those operations on our finances and outlook, and about the progress of our former exploratory chromite project in Ontario, Canada. The parties successfully mediated this dispute and reached a settlement agreement in principle, subject to definitive documentation, notice to class members and court approval. The settlement provides for a payment to the proposed class of $10 million, which has been deposited into escrow by the insurance carriers. A court hearing, during which the parties will seek court approval of the proposed class action settlement, is scheduled for April 14, 2016.
In June and July 2014, alleged shareholders of Cliffs filed three derivative actions in the Cuyahoga County, Ohio, Court of Common Pleas asserting claims against certain current and former officers and directors of the Company. These actions, captioned Black v. Carrabba, et al., No. CV-14-827803, Asmussen v. Carrabba, et al., No. CV-14-829259, and Williams, et al. v. Carrabba, et al., No. CV-14-829499, allege that the individually named defendants violated their fiduciary duties to the Company by, among other things, disseminating false and misleading information regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, failing to maintain internal controls, and failing to appropriately oversee and manage the Company. The complaints assert additional claims for unjust enrichment, abuse of control, gross mismanagement, overpayment upon departure of certain executives, and waste of corporate assets. The parties have reached a settlement in principle to settle all three cases, subject to definitive documentation, shareholder notice and court approval. Under the pending settlement, the Company will agree to enact or continue various corporate-governance related measures and to pay plaintiffs' attorneys' fees and expenses. The lawsuit had been referred to our insurance carriers who will pay $775,000 for attorneys' fees and expenses to plaintiffs' lawyers. The settlement of these actions will have no impact on our financial position. Following the announcement of the settlement in principle of these three shareholder derivative cases, an additional derivative shareholder action, captioned Mansour v. Carrabba, et al., No. 16-CV-00390, was filed in the U.S. District Court for the Northern District of Ohio against the same defendants and alleging substantially identical claims. This additional lawsuit has been referred to our insurance carriers.

Environmental Matters
We had environmental liabilities of $3.6 million and $5.5 million at December 31, 2015 and 2014, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
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
NOTE 21 - SUBSEQUENT EVENTS
Preferred Shares
On January 4, 2016, we announced that under the terms of our 7.00 percent Series A Mandatory Convertible Preferred Stock, Class A ("Series A preferred shares"), the final quarterly dividend would not be paid in cash. Instead, pursuant to the terms of the Series A preferred shares, the conversion rate was increased such that holders of the Series A preferred shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion of the Series A preferred shares on February 1, 2016. In accordance with applicable law, our Board of Directors determined not to declare a dividend payable in cash. The number of our common shares in the aggregate issued in lieu of the dividend was approximately 1.3 million. This resulted in an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing 1/40th of a share of Series A preferred shares. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.
Exchange Offers
On January 27, 2016, we announced the Exchange Offers for up to $710 million aggregate principal amount of our New 1.5 Lien Notes for certain Existing Notes of Cliffs, upon the terms and subject to the conditions set forth in our confidential offering memorandum dated January 27, 2016. Eligible holders were notified that they must validly tender their Existing Notes on February 9, 2016, the Early Tender Date, in order to be eligible to receive the applicable total exchange consideration, which includes an early tender premium. On February 10, 2016, we announced that as of the Early Tender Date, a total of approximately $465.3 million principal amount of Existing Notes had been tendered in the Exchange Offers. We also announced that the Early Tender Date has been extended to February 26, 2016, and that the exchange consideration for the 3.95 percent Senior Notes due 2018 had been increased. Accordingly, all Existing Notes tendered prior to the extended Early Tender Date will be eligible to receive the total exchange consideration. The Exchange Offers will expire at 5:00 p.m., New York City time, on February 26, 2016, and tenders of Existing Notes may no longer be withdrawn after that time, except in certain limited circumstances described in the offering memorandum and related letter of transmittal.

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Share Amounts)
	2015
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$446.0	$498.1	$593.2	$476.0	$2,013.3
Sales margin	80.8	57.3	55.1	43.3	236.5
Income (Loss) from Continuing Operations	$166.8	$(38.2)	$49.9	$(34.8)	$143.7
Loss (Income) from Continuing Operations attributable to Noncontrolling Interest	1.9	(5.0)	4.6	(2.4)	(8.6)
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	168.7	(43.2)	54.5	(37.2)	135.1
Loss from Discontinued Operations, net of tax	(928.5)	103.4	(43.9)	(23.1)	(884.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	(759.8)	60.2	10.6	(60.3)	(749.3)
PREFERRED STOCK DIVIDENDS	(12.8)	—	(25.6)	—	(38.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(772.6)	$60.2	$(15.0)	$(60.3)	$(787.7)
Earnings per common share attributable to Cliffs common shareholders — Basic:
Continuing Operations	$1.02	$(0.28)	$0.19	$(0.24)	$0.63
Discontinued Operations	(6.06)	0.67	(0.29)	(0.15)	(5.77)
	$(5.04)	$0.39	$(0.10)	$(0.39)	$(5.14)
Earnings per common share attributable to Cliffs common shareholders — Diluted:
Continuing Operations	$0.94	$(0.28)	$0.19	$(0.24)	$0.63
Discontinued Operations	(5.20)	0.67	(0.29)	(0.15)	(5.76)
	$(4.26)	$0.39	$(0.10)	$(0.39)	$(5.13)
The diluted earnings per share calculation for the second, third and fourth quarter of 2015 exclude depositary shares that were anti-dilutive ranging between 25.2 million and 25.6 million and equity plan awards ranging between 0.1 million and 0.3 million that were anti-dilutive. There was no anti-dilution in the first quarter of 2015.

	(In Millions, Except Per Share Amounts)
	2014
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$615.5	$747.7	$979.7	$1,030.3	$3,373.2
Sales margin	190.0	183.5	256.2	256.0	885.7
Income (Loss) from Continuing Operations	$69.7	$90.9	$(274.2)	$170.0	$56.4
Loss (Income) from Continuing Operations attributable to Noncontrolling Interest	0.4	(3.6)	(2.5)	(3.4)	(25.9)
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$70.1	$87.3	$(276.7)	$166.6	$30.5
Loss from Discontinued Operations, net of tax	(140.4)	(76.4)	(5,602.9)	(1,451.8)	(7,254.7)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(70.3)	$10.9	$(5,879.6)	$(1,285.2)	$(7,224.2)
PREFERRED STOCK DIVIDENDS	(12.8)	(12.8)	(12.8)	(12.8)	(51.2)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	(83.1)	(1.9)	(5,892.4)	(1,298.0)	(7,275.4)
Earnings per common share attributable to Cliffs common shareholders — Basic:
Continuing Operations	$0.37	$0.49	$(1.89)	$1.00	$(0.14)
Discontinued Operations	(0.92)	(0.50)	(36.60)	(9.48)	(47.38)
	$(0.55)	$(0.01)	$(38.49)	$(8.48)	$(47.52)
Earnings per common share attributable to Cliffs common shareholders — Diluted:
Continuing Operations	$0.37	$0.48	$(1.89)	$0.94	$(0.14)
Discontinued Operations	(0.91)	(0.50)	(36.60)	(8.13)	(47.38)
	$(0.54)	$(0.02)	$(38.49)	$(7.19)	$(47.52)
The diluted earnings per share calculation for the first, second and third quarters of 2014 exclude depositary shares that were anti-dilutive totaling 25.2 million. Additionally, the third quarter of 2014 diluted earnings per share calculation also excludes 0.5 million of equity plan awards. There was no anti-dilution for the fourth quarter of 2014.
Fourth Quarter Results
Consistent with our strategy to extract maximum value from our current assets, we sold all the remaining North American Coal operations during the fourth quarter of 2015. On December 22, 2015, we closed the sale of our remaining North American Coal business, which included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. Pinnacle mine and Oak Grove mine were sold to Seneca and the deal structure was a sale of equity interests of our remaining coal business. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement which extends through the year 2020. We recorded the results of this sale in our fourth quarter earnings within Loss from Discontinued Operations, net of tax as the transaction closed on December 22, 2015.
During the fourth quarter of 2014, we recorded impairment charges for our continuing operations of $256.9 million primarily related to Asia Pacific Iron Ore and driven mainly by the changes in life-of-mine cash flows due to declining market pricing. There was also an additional $1.0 billion of impairment charges recorded during the fourth quarter of 2014 in Loss from Discontinued Operations, net of tax primarily related to Bloom Lake. Also, during the fourth quarter of 2014, we completed the sale of the CLCC assets for $174.0 million in cash and the assumption of certain liabilities, of which $155.0 million has been collected, and resulted in a loss on the sale of these assets of $419.6 million. We recorded the results of this sale in our 2014 fourth quarter earnings within Loss from Discontinued Operations, net of tax as historical North American Coal results are classified as discontinued operations. The fourth quarter 2014 results additionally included an income tax benefit of $207.3 million, which includes the benefits related to the continuing operations impairment charges.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the accompanying statements of consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 24, 2016

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2015 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 24, 2016
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
The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2016 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Board Meetings and Committees - Audit Committee", "Business Ethics Policy", "Independence and Related Party Transactions", "Information Concerning Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

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
(a)(1) and (2) - List of Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2015 and 2014
•Statements of Consolidated Operations - Years ended December 31, 2015, 2014 and 2013
•Statements of Consolidated Comprehensive Income - Years ended December 31, 2015, 2014 and 2013
•Statements of Consolidated Cash Flows - Years ended December 31, 2015, 2014 and 2013
•Statements of Consolidated Changes in Equity - Years ended December 31, 2015, 2014 and 2013
•Notes to Consolidated Financial Statements
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
(3) List of Exhibits - Refer to Exhibit Index on pages 174 - 180, which is incorporated herein by reference.
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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate
Controller and Chief Accounting Officer
Date:	February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. L. Goncalves	Chairman, President, Chief	February 24, 2016
C. L. Goncalves	Executive Officer and Director
(Principal Executive Officer)
/s/ P. K. Tompkins	Executive Vice President	February 24, 2016
P. K. Tompkins	& Chief Financial Officer
(Principal Financial Officer)
/s/ T. K. Flanagan	Vice President, Corporate	February 24, 2016
T. K. Flanagan	Controller & Chief Accounting Officer
(Principal Accounting Officer)
*	Director	February 24, 2016
J. T. Baldwin
*	Director	February 24, 2016
R. P. Fisher, Jr.
*	Director	February 24, 2016
S. M. Green
*	Director	February 24, 2016
J. A. Rutkowski, Jr.
*	Director	February 24, 2016
J. S. Sawyer
*	Director	February 24, 2016
M. D. Siegal
*	Director	February 24, 2016
G. Stoliar
*	Director	February 24, 2016
D. C. Taylor
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.
By: /s/ P. K. Tompkins
(P. K. Tompkins, as Attorney-in-Fact)

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
Plan of purchase, sale, reorganization, arrangement, liquidation or succession
2.1
***Asset Purchase Agreement, dated as of December 2, 2014, by and among Cliffs Natural Resources Inc., Cliffs Logan County Coal LLC, Toney's Fork Land, LLC, Southern Eagle Land, LLC and Cliffs Logan County Coal Terminals LLC and Coronado Coal II, LLC (filed as Exhibit 2.1 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

2.2
***Amendment to Asset Purchase Agreement, effective as of December 31, 2014, by and among Cliffs Natural Resources Inc., Cliffs Logan County Coal LLC, Toney's Fork Land, LLC, Southern Eagle Land, LLC and Cliffs Logan County Coal Terminals LLC and Coronado Coal II, LLC (filed as Exhibit 2.2 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

2.3	***Unit Purchase Agreement, dated as of December 22, 2015, by and among Cliffs Natural Resources Inc., CLF PinnOak LLC and Seneca Coal Resources, LLC (filed herewith)
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
Instruments defining rights of security holders, including indentures
4.1
Form of Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.1 to Cliffs' Form S-3 No. 333-165376 on March 10, 2010 and incorporated herein by reference)

4.2
Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Cliffs' Form 8-K on March 16, 2010 and incorporated herein by reference)

4.3
Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Cliffs' Form 8-K on September 17, 2010 and incorporated herein by reference)

4.4
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs' Form 8-K on September 17, 2010 and incorporated herein by reference)

4.5
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs' Form 8-K on March 23, 2011 and incorporated herein by reference)

4.6
Fifth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs' Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.7
Form of 3.95% Notes due 2018 Sixth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated December 13, 2012, including form of 3.95% Notes due 2018 (filed as Exhibit 4.1 to Cliffs' Form 8-K on December 13, 2012 and incorporated herein by reference)

4.8
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 30, 2015, including Form of 8.250% Senior Secured Notes due 2020 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

4.9
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 30, 2015, including Form of 7.75% Second Lien Senior Secured Notes due 2020 (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

4.10	Form of Common Share Certificate (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended September 30, 2014 and incorporated herein by reference)
Material Contracts
10.1
* Form of Change in Control Severance Agreement, effective January 1, 2014 (covering existing grants) (filed as Exhibit 10.1 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.2	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.4 to Cliffs' Form 8-K/A on September 16, 2014 and incorporated herein by reference)
10.3	* Form of 2015 Change in Control Severance Agreement (filed as Exhibit 10.3 to Cliffs' 10-Q for the period ended March 31, 2015 and incorporated herein by reference)
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

10.7	* 2014 Nonemployee Directors' Compensation Plan (filed as Exhibit 10.2 to Cliffs’ Form 8-K on August 4, 2014 and incorporated herein by reference)
10.8
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.9
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.11 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.10
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs' Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.11
* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.12
* Third Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as July 28, 2014 (filed as Exhibit 10.15 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.13
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.14
* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.15
* Third Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.18 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.16
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to certain deferred compensation agreements (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.17
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.18
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.19
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.20
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.21
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.22
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.23
*Seventh Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.26 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.24
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.25
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.27
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.28
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.29
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.30
* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.31
* Seventh Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.34 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.32
* Termination and Fifth Amendment to Trust Agreement No. 8 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of October 28, 2015 (filed herewith)

10.33
* Termination and Third Amendment to Trust Agreement No. 9 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of October 28, 2015 (filed herewith)

10.34
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.35
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.36
* Second Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.45 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.37
*Severance Agreement and Release, by and between Terrance M. Paradie and Cliffs Natural Resources Inc., dated April 14, 2015 (filed as Exhibit 10.4 to Cliffs’ Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

10.38	*Severance Agreement and Release, by and between David Webb and Cliffs Natural Resources Inc., dated October 31, 2015 (filed herewith)
10.39
*Letter Agreement, by and between Lourenco Goncalves and Cliffs Natural Resources Inc., signed as of September 11, 2014 (filed as Exhibit 10.1 to Cliffs' Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.40
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

10.42	*Cliffs Natural Resources Inc. 2012 Incentive Equity Plan effective March 13, 2012 (filed as Exhibit 10.1 to Cliffs Form 8-K on May 14, 2012 and incorporated herein by reference)
10.43
*First Amendment to Cliffs Natural Resources Inc. 2012 Incentive Plan effective September 11, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)

10.44
*Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.77 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.45
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

10.47	*Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan (filed as Exhibit 10.1 to Cliffs' Form 8-K on August 4, 2014 and incorporated herein by reference)
10.48
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (Graduated Vesting 50% - July 2014 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.64 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.49
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (3-Year Vesting - July 2014 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.65 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.50
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Share Award Memorandum (3-Year Vesting - July 2014 Grant) and Performance Share Award Agreement (filed as Exhibit 10.66 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.51
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum (2014 Grant) and Stock Option Award Agreement (filed as Exhibit 10.2 to Cliffs' Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.52
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Unit Award Memorandum (2014 Grant) and Performance Unit Award Agreement (filed as Exhibit 10.3 to Cliffs' Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.53
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum (3-Year Vesting - January 2015 Grant) and Stock Option Award Agreement (filed as Exhibit 10.69 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.54
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (Graduated Vesting 33% - January 2015 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.70 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.55
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Share Award Memorandum (3-Year Vesting - January 2015 Grant) and Performance Share Award Agreement (filed as Exhibit 10.71 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.56
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (Graduated Vesting 33% - February 2015 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.72 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.57
*Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Share Award Memorandum (3 year Vesting - February 2015 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.73 to Cliffs' Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.58	*Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs' Form 8-K on May 21, 2015 and incorporated herein by reference)
10.59
*Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting on December 15, 2017) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.60
*Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Retention Award Memorandum (Vesting February 2017) and Cash Retention Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.61	*Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting May 2018) and Restricted Stock Unit Award Agreement (filed herewith)
10.62
*Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.63	*Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan (filed as Exhibit 4.4 to Cliffs' Registration Statement on Form S-8 on August 20, 2015 and incorporated herein by reference)
10.64
** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10.84 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.65
** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc. and ISG Indiana Harbor (filed as Exhibit 10.85 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.66
** Pellet Sale and Purchase Agreement, dated and effective as of December 31, 2002 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, and Ispat Inland Inc. (filed as Exhibit 10.86 to Cliffs' Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.67
** 2011 Omnibus Agreement, dated as of April 8, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC, as successor in interest to Ispat Inland Inc., ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.) and Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company) (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

10.68
**2014 Extension Agreement dated as of February 24, 2014 but effective as of January 1, 2014, among ArcelorMittal USA LLC, Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company (filed as Exhibit 10.1 to Cliffs' Form 10-Q/A filed on October 8, 2014 for the period ended March 31, 2014 and incorporated herein by reference)

10.69
Amended and Restated Multicurrency Credit Agreement entered into as of August 11, 2011, among Cliffs, certain foreign subsidiaries of the Company from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., PNC Capital Markets Inc. and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers, Fifth Third Bank and RBS Citizens, N.A., as Co-Documentation Agents, and the various institutions from time to time party thereto (filed as Exhibit 10(a) to Cliffs’ Form 8-K on August 17, 2011 and incorporated herein by reference)

10.70
Amendment No. 1, dated as of October 16, 2012 to Amended and Restated Multicurrency Credit Agreement (filed as Exhibit 10.1 to Cliffs’ Form 8-K on October 19, 2012 and incorporated herein by reference)

10.71
Amendment No. 2 to the Amended and Restated Multicurrency Credit Agreement dated as of February 8, 2013 (filed as Exhibit 10.92 to Cliffs’ Form 10-K for the period ended December 31, 2012 and incorporated herein by reference)

10.72
Amendment No. 3, dated as of June 30, 2014, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among Cliffs Natural Resources Inc., the foreign subsidiaries of Cliffs Natural Resources Inc. from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Cliffs' Form 8-K on June 30, 2014 and incorporated herein by reference)

10.73
Amendment No. 4, dated as of September 9, 2014, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among the Company, the foreign subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Cliffs' Form 8-K on September 12, 2014 and incorporated herein by reference)

10.74
Amendment No. 5, dated as of October 24, 2014, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among the Company, the foreign subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended on September 30, 2014 and incorporated herein by reference)

10.75
Amendment No. 6, dated as of January 22, 2015, to the Amended and Restated Multicurrency Credit Agreement, dated as of August 11, 2011, among the Company, the foreign subsidiaries of the Company from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.86 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.76
Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed as Exhibit 10.2 to Cliffs' Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

10.77	Agreement between Cliffs Natural Resources Inc. and Casablanca Capital LP, dated October 7, 2014 (filed as Exhibit 99.1 to Cliffs' Form 8-K on October 14, 2014 and incorporated herein by reference)
12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 24, 2016 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of February 24, 2016 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 24, 2016 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of February 24, 2016 (filed herewith)

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