Form 10-Q
period 2016-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2016-04-28
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 181,923,985 as of April 25, 2016.

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

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
CFR	Cost and freight
Chromite Project	Cliffs Chromite Ontario Inc.
CLCC	Cliffs Logan County Coal LLC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Essar	Essar Steel Algoma Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
Monitor	FTI Consulting Canada Inc.
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement employment benefits
Pinnacle	Pinnacle Mining Company, LLC
Platts IODEX	Refers to the Platts daily iron ore assessment rate for “IODEX 62% Fe CFR North China” or seaborne traded iron ore fines as published in the McGraw-Hill Companies ‘Platts Steel Markets Daily’ report
Preferred Share	7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
Substitute Rating Agency
A "nationally recognized statistical rating organization" within the meaning of Section 3(a)(62) of the Exchange Act, selected by us (as certified by a certificate of officers confirming the decision of our Board of Directors) as a replacement agency of Moody's or S&P, or both of them, as the case may be

Tilden	Tilden Mining Company
TDR	Troubled debt restructuring
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59.9	$285.2
Accounts receivable, net	41.9	40.2
Inventories	406.3	329.6
Supplies and other inventories	102.7	110.4
Short-term assets of discontinued operations	0.5	14.9
Loans to and accounts receivable from the Canadian Entities	69.9	72.9
Insurance coverage receivable	84.8	93.5
Other current assets	26.0	36.0
TOTAL CURRENT ASSETS	792.0	982.7
PROPERTY, PLANT AND EQUIPMENT, NET	1,009.6	1,059.0
OTHER ASSETS
Other non-current assets	84.7	93.8
TOTAL OTHER ASSETS	84.7	93.8
TOTAL ASSETS	$1,886.3	$2,135.5
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2016	December 31, 2015
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$77.2	$106.3
Accrued expenses	111.1	156.0
Short-term liabilities of discontinued operations	4.3	6.9
Guarantees	23.6	96.5
Insured loss	84.8	93.5
Other current liabilities	138.8	122.5
TOTAL CURRENT LIABILITIES	439.8	581.7
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	213.8	221.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	214.3	231.2
LONG-TERM DEBT	2,499.1	2,699.4
OTHER LIABILITIES	216.0	213.8
TOTAL LIABILITIES	3,583.0	3,947.1
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference
Issued and Outstanding - no shares (2015 - 731,223 shares)	—	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2015 - 400,000,000 shares);
Issued - 187,822,349 shares (2015 - 159,546,224 shares);
Outstanding - 181,909,771 shares (2015 - 153,591,930 shares)	23.5	19.8
Capital in excess of par value of shares	3,032.5	2,298.9
Retained deficit	(4,640.4)	(4,748.4)
Cost of 5,912,578 common shares in treasury (2015 - 5,954,294 shares)	(262.7)	(265.0)
Accumulated other comprehensive loss	(12.3)	(18.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,859.4)	(1,981.4)
NONCONTROLLING INTEREST	162.7	169.8
TOTAL DEFICIT	(1,696.7)	(1,811.6)
TOTAL LIABILITIES AND DEFICIT	$1,886.3	$2,135.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2016	2015
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$275.6	$399.5
Freight and venture partners' cost reimbursements	29.9	46.5
	305.5	446.0
COST OF GOODS SOLD AND OPERATING EXPENSES	(274.6)	(365.2)
SALES MARGIN	30.9	80.8
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(28.2)	(29.1)
Miscellaneous - net	(3.0)	20.2
	(31.2)	(8.9)
OPERATING INCOME (EXPENSE)	(0.3)	71.9
OTHER INCOME (EXPENSE)
Interest expense, net	(56.8)	(42.9)
Gain on extinguishment/restructuring of debt	178.8	313.7
Other non-operating income (expense)	0.1	(0.8)
	122.1	270.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	121.8	341.9
INCOME TAX EXPENSE	(7.5)	(175.1)
INCOME FROM CONTINUING OPERATIONS	114.3	166.8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	2.5	(928.5)
NET INCOME (LOSS)	116.8	(761.7)
(INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(8.8)	1.9
(Three Months Ended March 31, 2016 - No loss related to Discontinued Operations, Three Months Ended March 31, 2015 - Loss of $7.7 million related to Discontinued Operations)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$108.0	$(759.8)
PREFERRED STOCK DIVIDENDS	—	(12.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$108.0	$(772.6)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.61	$1.02
Discontinued operations	0.01	(6.06)
	$0.62	$(5.04)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.61	$0.94
Discontinued operations	0.01	(5.20)
	$0.62	$(4.26)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	171,677	153,185
Diluted	171,962	178,696
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$—	$0.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2016	2015
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$108.0	$(759.8)
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	5.4	28.8
Unrealized net gain on marketable securities, net of tax	—	0.8
Unrealized net gain on foreign currency translation	4.4	168.0
Unrealized net loss on derivative financial instruments, net of tax	(3.5)	(0.8)
OTHER COMPREHENSIVE INCOME	6.3	196.8
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.6)	10.8
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$113.7	$(552.2)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$116.8	$(761.7)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	35.2	33.0
Impairment of long-lived assets	—	76.6
Deferred income taxes	—	165.8
Gain on extinguishment/restructuring of debt	(178.8)	(313.7)
(Gain) loss on deconsolidation, net of cash deconsolidated	(3.8)	776.1
Other	18.5	31.6
Changes in operating assets and liabilities:
Receivables and other assets	38.5	71.7
Product inventories	(66.1)	(154.9)
Payables, accrued expenses and other current liabilities	(86.8)	(152.7)
Net cash used by operating activities	(126.5)	(228.2)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10.4)	(15.9)
Other investing activities	5.5	0.2
Net cash used by investing activities	(4.9)	(15.7)
FINANCING ACTIVITIES
Repayment of equipment loans	(72.9)	—
Distributions of partnership equity	(11.1)	—
Debt issuance costs	(5.2)	(33.1)
Proceeds from first lien notes offering	—	503.5
Repurchase of debt	—	(133.3)
Borrowings under credit facilities	—	295.0
Repayment under credit facilities	—	(295.0)
Preferred stock dividends	—	(12.8)
Other financing activities	(4.2)	(14.3)
Net cash provided (used) by financing activities	(93.4)	310.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.5)	(1.3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(225.3)	64.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285.2	290.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59.9	$355.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
As more fully described in the Form 10-K for the year ended December 31, 2015, in January 2015, we announced that the Bloom Lake Group commenced CCAA proceedings (the "Bloom Filing") with the Quebec Superior Court (Commercial Division) in Montreal (the "Montreal Court"). Effective January 27, 2015, following the Bloom Filing, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings (the "Wabush Filing") in the Montreal Court, which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Also, for the majority of 2015, we operated two metallurgical coal operations in Alabama and West Virginia. In December 2015, we completed the sale of these two metallurgical coal operations, which marked our exit from the coal business. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all presented North American Coal operating segment results are included and classified within discontinued operations in our financial statements.
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the Eastern Canadian Iron Ore and North American Coal segments discontinued operations.
We report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations as of March 31, 2016:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Active
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.

Equity Method Investments
Our 23 percent ownership interest in Hibbing is recorded as an equity method investment. As of March 31, 2016 and December 31, 2015, our investment in Hibbing was $1.7 million and $2.4 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
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
For the three months ended March 31, 2016, net losses of $1.2 million related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended March 31, 2016, gains of $0.8 million and losses of $2.4 million, respectively, resulted from remeasurement of cash and cash equivalents and remeasurement of certain obligations. For the three months ended March 31, 2015, net gains of $13.5 million related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains, for the three months ended March 31, 2015, gains of $12.4 million and gains of $1.5 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
Recent Accounting Pronouncements
Issued and Not Effective
     In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We are currently reviewing the guidance and assessing the impact on our consolidated financial statements.
     In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. We are currently reviewing the guidance and assessing the potential impact on our consolidated financial statements.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first three months of 2016 or 2015.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, extinguishment/restructuring of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of SG&A costs. We use and believe that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
The following tables present a summary of our reportable segments for the three months ended March 31, 2016 and 2015, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2016		2015
Revenues from product sales and services:
U.S. Iron Ore	$185.5	61%	$311.8	70%
Asia Pacific Iron Ore	120.0	39%	134.2	30%
Total revenues from product sales and services	$305.5	100%	$446.0	100%

Sales margin:
U.S. Iron Ore	$13.2		$80.0
Asia Pacific Iron Ore	17.7		0.8
Sales margin	30.9		80.8
Other operating expense	(31.2)		(8.9)
Other income	122.1		270.0
Income from continuing operations before income taxes	$121.8		$341.9

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Net Income (Loss)	$116.8	$(761.7)
Less:
Interest expense, net	(56.8)	(44.2)
Income tax expense	(7.6)	(175.0)
Depreciation, depletion and amortization	(35.2)	(33.0)
EBITDA	$216.4	$(509.5)
Less:
Impact of discontinued operations	2.6	(929.6)
Gain on extinguishment/restructuring of debt	178.8	313.7
Severance and contractor termination costs	(0.1)	(1.5)
Foreign exchange remeasurement	(1.2)	13.5
Adjusted EBITDA	$36.3	$94.4

EBITDA:
U.S. Iron Ore	$41.4	$101.6
Asia Pacific Iron Ore	22.3	18.0
Other	152.7	(629.1)
Total EBITDA	$216.4	$(509.5)

Adjusted EBITDA:
U.S. Iron Ore	$46.1	$105.1
Asia Pacific Iron Ore	23.0	5.7
Other	(32.8)	(16.4)
Total Adjusted EBITDA	$36.3	$94.4

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Depreciation, depletion and amortization:
U.S. Iron Ore	$26.9	$21.7
Asia Pacific Iron Ore	6.8	6.3
Other	1.5	1.8
Total depreciation, depletion and amortization	$35.2	$29.8

Capital additions[1]:
U.S. Iron Ore	$4.5	$9.5
Asia Pacific Iron Ore	—	3.4
Other	2.3	0.4
Total capital additions	$6.8	$13.3

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2016	December 31, 2015
Assets:
U.S. Iron Ore	$1,475.1	$1,476.4
Asia Pacific Iron Ore	180.6	202.5
Total segment assets	1,655.7	1,678.9
Corporate	230.1	441.7
Assets of Discontinued Operations	0.5	14.9
Total assets	$1,886.3	$2,135.5
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2016 and December 31, 2015:

	(In Millions)
	March 31, 2016			December 31, 2015
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$312.3	$25.0	$337.3	$252.3	$11.7	$264.0
Asia Pacific Iron Ore	22.1	46.9	69.0	20.8	44.8	65.6
Total	$334.4	$71.9	$406.3	$273.1	$56.5	$329.6

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of March 31, 2016 and December 31, 2015:

	(In Millions)
	March 31, 2016	December 31, 2015
Land rights and mineral rights	$500.5	$500.5
Office and information technology	57.9	71.0
Buildings	60.5	60.4
Mining equipment	597.4	594.0
Processing equipment	519.4	516.8
Electric power facilities	47.3	46.4
Land improvements	24.8	24.8
Asset retirement obligation	67.1	87.9
Other	29.2	28.2
Construction in-progress	42.9	40.3
	1,947.0	1,970.3
Allowance for depreciation and depletion	(937.4)	(911.3)
	$1,009.6	$1,059.0
We recorded depreciation and depletion expense of $33.8 million and $28.7 million in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2016 and March 31, 2015, respectively.
NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of March 31, 2016 and December 31, 2015:

($ in Millions)
March 31, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
$700 Million 4.875% 2021 Senior Notes	4.89%	$336.2	$(1.3)	$(0.2)	$334.7	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	4.83%	261.9	(0.9)	(0.3)	260.7	(2)
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.6)	(3.5)	292.3	(3)
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.7)	(0.6)	224.3	(4)
$500 Million 3.95% 2018 Senior Notes	6.12%	283.6	(0.8)	(0.9)	281.9	(5)
$540 Million 8.25% 2020 First Lien Notes	9.97%	540.0	(9.8)	(30.5)	499.7
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	78.8	297.3	(6)
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(7.1)	(99.5)	323.5	(7)
$550 Million ABL Facility:
ABL Facility	N/A	550.0	N/A	N/A	—	(8)
Fair Value Adjustment to Interest Rate Hedge					2.2
Total debt		$3,144.3			$2,516.6
Less: Current portion					17.5
Long-term debt					$2,499.1

($ in Millions)
December 31, 2015
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
$700 Million 4.875% 2021 Senior Notes	4.89%	$412.5	$(1.7)	$(0.2)	$410.6
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	4.83%	306.7	(1.1)	(0.4)	305.2
$800 Million 6.25% 2040 Senior Notes	6.34%	492.8	(4.3)	(5.8)	482.7
$400 Million 5.90% 2020 Senior Notes	5.98%	290.8	(1.1)	(0.8)	288.9
$500 Million 3.95% 2018 Senior Notes	6.30%	311.2	(0.9)	(1.2)	309.1
$540 Million 8.25% 2020 First Lien Notes	9.97%	540.0	(10.5)	(32.1)	497.4
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	544.2	(9.5)	(131.5)	403.2
$550 Million ABL Facility:
ABL Facility	N/A	550.0	N/A	N/A	—	(9)
Fair Value Adjustment to Interest Rate Hedge					2.3
Total debt		$3,448.2			$2,699.4

(1)
On March 2, 2016, we exchanged as part of an exchange offer $76.3 million of the 4.875 percent senior notes for $30.5 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $41.5 million, including undiscounted interest payments as of March 31, 2016.

(2)
On March 2, 2016, we exchanged as part of an exchange offer $44.7 million of the 4.80 percent senior notes for $17.9 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $24.4 million, including undiscounted interest payments as of March 31, 2016.

(3)
On March 2, 2016, we exchanged as part of an exchange offer $194.4 million of the 6.25 percent senior notes for $75.8 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $103.0 million, including undiscounted interest payments as of March 31, 2016.

(4)
On March 2, 2016, we exchanged as part of an exchange offer $65.1 million of the 5.90 percent senior notes for $26.0 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $35.4 million, including undiscounted interest payments as of March 31, 2016.

(5)
On March 2, 2016, we exchanged as part of an exchange offer $17.6 million of the 3.95 percent senior notes for $11.4 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $15.5 million, including undiscounted interest payments as of March 31, 2016. Additionally, during the first quarter of 2016 we entered into a debt for equity exchange, see NOTE 15 - CAPITAL STOCK for further discussion of this transaction.

(6)
See the section entitled "$218.5 million 8.00 percent 2020 Senior Secured 1.5 Lien Notes - 2016 Exchange Offers" below for further discussion related to this instrument. As of March 31, 2016, $17.5 million of the undiscounted interest is recorded as current and classified as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.

(7)
On March 2, 2016, we exchanged as part of an exchange offer $114.1 million of the 7.75 percent senior notes for $57.0 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $77.5 million, including undiscounted interest payments as of March 31, 2016.

(8)
As of March 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $368.9 million as a result of borrowing base limitations. As of March 31, 2016, the principal amount of letter of credit obligations totaled $110.3 million, thereby further reducing available borrowing capacity on our ABL Facility to $258.6 million.

(9)
As of December 31, 2015, no loans were drawn under the ABL Facility and we had total availability of $366.0 million as a result of borrowing base limitations. As of December 31, 2015, the principal amount of letter of credit obligations totaled $186.3 million and commodity hedge obligations totaled $0.5 million, thereby further reducing available borrowing capacity on our ABL Facility to $179.2 million.

$218.5 million 8.00 percent 2020 Senior Secured 1.5 Lien Notes - 2016 Exchange Offers
On March 2, 2016, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to our issuance of $218.5 million aggregate principal amount of 8.00 percent 1.5 Lien Senior Secured Notes due 2020 (the “1.5 Lien Notes”). The 1.5 Lien Notes were issued on March 2, 2016 in exchange offers for certain of our existing senior notes.
The 1.5 Lien Notes bear interest at a rate of 8.00 percent per annum. Interest on the 1.5 Lien Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2016. The 1.5 Lien Notes mature on September 30, 2020 and are secured senior obligations of the Company.
The 1.5 Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material U.S. subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) on (i) a junior first-priority basis by substantially all of our U.S. assets, other than the ABL collateral (the "Notes Collateral"), which secures the 8.25 percent senior first lien notes due 2020 (the "First Lien Notes") obligations on a senior first-priority basis, the 7.75 percent senior second lien notes due 2020 (the "Second Lien Notes") obligations on a second-priority basis and the ABL Facility obligations on a third-priority basis, and (ii) a junior second-priority basis by our ABL collateral, which secures our ABL obligations on a first-priority basis, the First Lien Notes obligations on a senior second-priority basis and the Second Lien Notes obligations on a third-priority basis.
The terms of the 1.5 Lien Notes are governed by the 1.5 Lien Notes indenture. The 1.5 Lien Notes indenture contains customary covenants that, among other things, limit our ability to incur certain secured indebtedness, create liens on principal property and the capital stock or debt of a subsidiary that owns a principal property, use proceeds of dispositions of collateral, enter into certain sale and leaseback transactions, merge or consolidate with another company and transfer or sell all or substantially all of our assets. Upon the occurrence of a “change of control triggering event,” as defined in the 1.5 Lien Notes indenture, we are required to offer to repurchase the 1.5 Lien Notes at 101 percent of the aggregate principal amount thereof, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.
We may redeem any of the 1.5 Lien Notes beginning on September 30, 2017. The initial redemption price is 104 percent of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline after September 30, 2017 and will be 100 percent of its principal amount, plus accrued interest, beginning on September 30, 2019. We may also redeem some or all of the 1.5 Lien Notes at any time and from time to time prior to September 30, 2017 at a price equal to 100 percent of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time and from time to time on or prior to September 30, 2017, we may redeem in the aggregate up to 35 percent of the original aggregate principal amount of the 1.5 Lien Notes (calculated after giving effect to any issuance of additional 1.5 Lien Notes) with the net cash proceeds from certain equity offerings, at a redemption price of 108 percent, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65 percent of the original aggregate principal amount of the 1.5 Lien Notes (calculated after giving effect to any issuance of additional 1.5 Lien Notes) issued under the 1.5 Lien Notes indenture remain outstanding after each such redemption.
The 1.5 Lien Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency and failure to pay certain judgments. An event of default under the 1.5 Lien Notes indenture will allow either the trustee or the holders of at least 25 percent in aggregate principal amount of the then-outstanding 1.5 Lien Notes issued under the 1.5 Lien Notes indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 1.5 Lien Notes.
We accounted for the 1.5 Lien Notes exchange as a TDR. For an exchange classified as TDR, if the future undiscounted cash flows of the newly issued debt are less than the net carrying value of the original debt, the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount, a gain is recorded for the difference and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value.  Accordingly, we recognized a gain of $174.3 million in the Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations. As a result, our reported interest expense will be less than the contractual interest payments throughout the term of the 1.5 Lien Notes. Debt issuance costs incurred of $5.2 million related to the notes exchange were expensed and were included in the Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations as of March 31, 2016.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of March 31, 2016 and December 31, 2015, these letter of credit obligations totaled $110.3 million and $186.3 million, respectively.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at March 31, 2016:

(In Millions)
Maturities of Debt
2016 (April 1 - December 31)	$—
2017	—
2018	283.6
2019	—
2020	1,676.1
2021	336.2
2022 and thereafter	298.4
Total maturities of debt	$2,594.3
NOTE 6 - FAIR VALUE MEASUREMENTS
We have various financial instruments that require fair value measurements classified as Level 1, Level 2 and Level 3 of the fair value hierarchy. The following discussion represents the assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015.
There were no Level 1 financial assets as of March 31, 2016. Financial assets classified in Level 1 as of December 31, 2015, include money market funds of $30.0 million. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The derivative financial assets classified within Level 3 at March 31, 2016 and December 31, 2015 primarily relate to a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at March 31, 2016 and December 31, 2015. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.

The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at March 31, 2016	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate per dry metric ton (Weighted Average)

Provisional Pricing Arrangements	$3.3	Other current assets	Market Approach	Management's Estimate of 62% Fe	$54
	$6.2	Other current liabilities
Customer Supply Agreement	$5.7	Other current assets	Market Approach	Hot-Rolled Steel Estimate	$405 - $450 ($430)
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
We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016 or 2015. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended March 31,
	2016	2015
Beginning balance	$7.8	$63.2
Total gains (losses)
Included in earnings	11.2	10.1
Settlements	(10.0)	(38.8)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$9.0	$34.5
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$3.6	$10.1

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended March 31,
	2016	2015
Beginning balance	$(3.4)	$(9.5)
Total gains (losses)
Included in earnings	(5.6)	(16.2)
Settlements	2.8	9.5
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$(6.2)	$(16.2)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(4.4)	$(16.2)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2016 and 2015.
The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at March 31, 2016 and December 31, 2015 were as follows:

		(In Millions)
		March 31, 2016		December 31, 2015
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes—$700 million	Level 1	$334.7	$98.0	$410.6	$69.4
Senior Notes—$1.3 billion	Level 1	553.0	165.2	787.9	137.4
Senior Notes—$400 million	Level 1	224.3	70.2	288.9	52.8
Senior Notes—$500 million	Level 1	281.9	138.0	309.1	87.1
Senior First Lien Notes —$540 million	Level 1	499.7	466.9	497.4	414.5
Senior 1.5 Lien Notes —$218.5 million	Level 2	297.3	94.0	—	—
Senior Second Lien Notes —$544.2 million	Level 1	323.5	141.9	403.2	134.7
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	2.2	2.2	2.3	2.3
Total long-term debt		$2,516.6	$1,176.4	$2,699.4	$898.2
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates. The ABL Facility is variable rate interest and approximates fair value. See NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

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
Historically, we selected a single-weighted discount rate to be used for all pension and other postretirement benefit plans based on the 10th to 90th percentile results. Beginning January 1, 2016, we elected to select a separate discount rate for each plan, based on 40th to 90th percentile results. The discount rates are determined by matching the projected cash flows used to determine the projected benefit obligation and accumulated postretirement benefit obligation to a projected yield curve of 688 Aa graded bonds. These bonds are either noncallable or callable with make-whole provisions. We made this change in order to more precisely measure our service and interest costs, by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  As this change is treated as a change in estimate, the impact is reflected in the first quarter of the current fiscal year and prospectively, and historical measurements of service and interest cost were not affected.
This change in estimate is anticipated to reduce our current year annual net periodic benefit expense by approximately $8.4 million for our pension plans and by approximately $2.3 million for our other postretirement benefit plans. Accordingly, for the quarter ended March 31, 2016, total service cost and interest cost for the defined benefit pension and other postretirement benefit plans were $12.0 million and $2.7 million, respectively, a reduction of $2.1 million and $0.6 million, respectively, as a result of implementing the new approach.
The following are the components of defined benefit pension and OPEB expense for the three months ended March 31, 2016 and 2015:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Service cost	$4.5	$6.3
Interest cost	7.5	9.4
Expected return on plan assets	(13.7)	(14.9)
Amortization:
Prior service costs	0.5	0.6
Net actuarial loss	5.3	5.4
Curtailments/settlements	—	0.3
Net periodic benefit cost to continuing operations	$4.1	$7.1

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Service cost	$0.4	$1.5
Interest cost	2.3	3.3
Expected return on plan assets	(4.3)	(4.6)
Amortization:
Prior service credits	(0.9)	(0.9)
Net actuarial loss	1.4	3.1
Net periodic benefit cost to continuing operations	$(1.1)	$2.4
We made pension contributions of $0.3 million for the three months ended March 31, 2016, compared to pension contributions of $3.9 million for the three months ended March 31, 2015. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three months ended March 31, 2016 and March 31, 2015.
NOTE 8 - STOCK COMPENSATION PLANS
Employees’ Plans
During the first quarter of 2016, the Compensation and Organization Committee of the Board of Directors approved grants under the 2015 Equity Plan of 3.4 million restricted share units to certain officers and employees with a grant date of February 23, 2016. The restricted share units granted under this award are subject to continued employment through the vesting date of December 31, 2018.
NOTE 9 - INCOME TAXES
Our 2016 estimated annual effective tax rate before discrete items is approximately 6.8 percent. The annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations and the placement of valuation allowances against deferred tax assets generated in the current year. A comparable annual effective tax rate has not been provided for the three months ended 2015 as our loss for the three months ended March 31, 2015 exceeded the anticipated ordinary loss for the full year and, therefore, our tax expense recorded was calculated using actual year-to-date amounts rather than an estimated annual effective tax rate.
There were discrete items booked in the first quarter of 2016 of approximately $0.2 million. These adjustments relate primarily to quarterly interest accrued on reserves for uncertain tax positions. There were discrete items booked in the first three months of 2015 of approximately $167.5 million. These items were largely related to the recording of valuation allowances against existing deferred tax assets as a result of the determination that these would no longer be realizable.

NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $2.4 million for the three months ended March 31, 2016, compared with $4.3 million for the same period in 2015.
Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2016 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2016 (April 1 - December 31)	$19.1		$5.9
2017	23.3		7.3
2018	18.9		6.6
2019	10.4		4.8
2020	9.5		4.9
2021 and thereafter	9.5		5.0
Total minimum lease payments	$90.7		$34.5
Amounts representing interest	17.5
Present value of net minimum lease payments	$73.2	(1)

(1)
The total is comprised of $18.9 million and $54.3 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2016.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $216.9 million and $234.0 million at March 31, 2016 and December 31, 2015, respectively. The following is a summary of the obligations as of March 31, 2016 and December 31, 2015:

	(In Millions)
	March 31, 2016	December 31, 2015
Environmental	$3.5	$3.6
Mine closure
LTVSMC	24.5	24.1
Operating mines:
U.S. Iron Ore	171.4	189.9
Asia Pacific Iron Ore	17.5	16.4
Total mine closure	213.4	230.4
Total environmental and mine closure obligations	216.9	234.0
Less current portion	2.6	2.8
Long term environmental and mine closure obligations	$214.3	$231.2
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	(In Millions)
	March 31, 2016	December 31, 2015 (1)
Asset retirement obligation at beginning of period	$206.3	$142.4
Accretion expense	2.5	6.5
Exchange rate changes	0.9	(1.1)
Revision in estimated cash flows	(20.8)	58.5
Asset retirement obligation at end of period	$188.9	$206.3
(1) Represents a 12-month rollforward of our asset retirement obligation at December 31, 2015.
The revisions in the estimated cash flows recorded during the three months ended March 31, 2016 relate primarily to revisions of the timing of the estimated cash flows related to one of our U.S. mines. For the year ended December 31, 2015, the revisions in estimated cash flows recorded during the year related primarily to revisions in the timing of the estimated cash flows and the technology associated with required storm water management systems expected to be implemented subsequent to the indefinite idling of one of our U.S. Iron Ore mines.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The carrying amount of goodwill for the three months ended March 31, 2016 and the year ended December 31, 2015 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets and Liabilities
The following table is a summary of intangible assets and liabilities as of March 31, 2016 and December 31, 2015:

		(In Millions)
		March 31, 2016			December 31, 2015
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.7	$(21.6)	$57.1	$78.4	$(20.2)	$58.2
Total intangible assets		$78.7	$(21.6)	$57.1	$78.4	$(20.2)	$58.2
Below-market sales contracts	Other current liabilities	$(23.1)	$—	$(23.1)	$(23.1)	$—	$(23.1)
Below-market sales contracts	Other liabilities	(205.8)	205.8	—	(205.8)	205.8	—
Total below-market sales contracts		$(228.9)	$205.8	$(23.1)	$(228.9)	$205.8	$(23.1)

Amortization expense relating to intangible assets was $1.4 million for the three months ended March 31, 2016 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $1.1 million for the comparable period in 2015. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2016 (remaining nine months)	$3.2
2017	5.5
2018	2.5
2019	2.5
2020	2.5
2021	2.5
Total	$18.7
The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which expires December 31, 2016. For the three months ended March 31, 2016 and March 31, 2015, there were no Product revenues related to the below-market sales contract due to the timing of the Great Lakes shipping season. The remaining $23.1 million is estimated to be recognized in Product revenues during the remainder of 2016.
NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2016 and December 31, 2015:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts		—		—		$0.2	Other current liabilities	$0.6
Customer Supply Agreement	Other current assets	5.7	Other current assets	5.8		—		—
Provisional Pricing Arrangements	Other current assets	3.3	Other current assets	2.0	Other current liabilities	6.2	Other current liabilities	3.4
Total derivatives not designated as hedging instruments under ASC 815		$9.0		$7.8		$6.4		$4.0
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in specified price indices, including those for industrial commodities, energy and cold rolled steel and changes in the Platts IODEX. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized.

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
We recognized a $0.1 million net loss in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2016, related to the supplemental payments. This compares with Product revenues of $10.1 million for the comparable period in 2015. Other current assets, representing the fair value of the pricing factors, were $5.7 million and $5.8 million in the March 31, 2016 and December 31, 2015 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is initially recorded at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At March 31, 2016 and December 31, 2015, we recorded $3.3 million and $2.0 million, respectively, as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our Asia Pacific Iron Ore customers. At March 31, 2016 and December 31, 2015, we recorded $6.2 million and $3.4 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net $1.5 million decrease and $16.2 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2016 and March 31, 2015, respectively, related to these arrangements.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2016 and 2015:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2016	2015
Customer Supply Agreement	Product revenues	(0.1)	10.1
Provisional Pricing Arrangements	Product revenues	(1.5)	(16.2)
Foreign Exchange Contracts	Other non-operating income (expense)	—	(5.9)
Commodity Contracts	Cost of goods sold and operating expenses	—	(3.6)
		$(1.6)	$(15.6)

Refer to NOTE 6 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 14 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations which include our former North American Coal and Canadian operations. The chart below provides an asset group breakout for each financial statement line impacted by discontinued operations.

(In Millions)
			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Unaudited Condensed Consolidated Operations
Income (Loss) from Discontinued Operations, net of tax	YTD March, 2016	$(1.3)	$3.8	$—	$3.8	$2.5
Income (Loss) from Discontinued Operations, net of tax	YTD March 31, 2015	$(75.7)	$(852.7)	$(0.1)	$(852.8)	$(928.5)

Statements of Unaudited Condensed Consolidated Financial Position
Short-term assets of discontinued operations	As of March 31, 2016	$0.5	$—	$—	$—	$0.5
Short-term liabilities of discontinued operations	As of March 31, 2016	$4.3	$—	$—	$—	$4.3
Short-term assets of discontinued operations	As of December 31, 2015	$14.9	$—	$—	$—	$14.9
Short-term liabilities of discontinued operations	As of December 31, 2015	$6.9	$—	$—	$—	$6.9

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization:	YTD March 31, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD March 31, 2015	$2.5	$—	$—	$—	$2.5
Impairment of long-lived assets	YTD March 31, 2015	$73.4	$—	$—	$—	$73.4

North American Coal Operations
Loss on Discontinued Operations
Our previously reported North American Coal operating segment results are classified as discontinued operations for all periods presented. The closing of the sale of our Oak Grove and Pinnacle mines on December 22, 2015, completed a strategic shift in our business.

	(In Millions)
	Three Months Ended March 31,
Loss from Discontinued Operations	2016	2015
Revenues from product sales and services	$—	$116.6
Cost of goods sold and operating expenses	—	(107.3)
Sales margin	—	9.3
Other operating expense	(1.2)	(11.3)
Other expense	—	(0.4)
Loss from discontinued operations before income taxes	(1.2)	(2.4)
Impairment of long-lived assets	—	(73.4)
Income tax benefit (expense)	(0.1)	0.1
Loss from discontinued operations, net of tax	$(1.3)	$(75.7)
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations(1)	March 31, 2016	December 31, 2015
Other current assets	$0.5	$14.9
Total assets of discontinued operations	$0.5	$14.9

Accrued liabilities	$0.1	$—
Other current liabilities(1)	4.2	6.9
Total liabilities of discontinued operations	$4.3	$6.9
(1) At March 31, 2016 and December 31, 2015, we had $6.8 million and $7.8 million, respectively, of contingent liabilities associated with our exit from the coal business recorded on our parent company.

Income Taxes
We have recognized a tax expense of $0.1 million and a tax benefit of $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively, in Income (Loss) from Discontinued Operations, net of tax, related to our North American Coal investments.
Canadian Operations
Status of CCAA Proceedings
On March 8, 2016, certain of the Canadian Entities completed the sale of their port and rail assets located in Pointe-Noire, Quebec to Societe Ferroviaire et Portuaire de Pointe-Noire S.E.C., an affiliate of Investissement Quebec, for CAD$66.75 million in cash and the assumption of certain liabilities.
On April 11, 2016, certain of the Canadian Entities completed the sale of the Bloom Lake Mine and Labrador Trough South mineral claims located in Quebec, as well as certain rail assets located in Newfoundland & Labrador, to Quebec Iron Ore Inc., an affiliate of Champion Iron Mines Limited, for CAD$10.5 million in cash and the assumption of certain liabilities.

After payment of sale expenses and taxes and repayment of the DIP financing, the net proceeds from these and certain other divestitures by the Canadian Entities are currently being held by the Monitor, on behalf of the Canadian Entities, to fund the costs of the CCAA proceedings and for eventual distribution to creditors of the Canadian Entities pending further order of the Montreal Court.

Gain (Loss) on Discontinued Operations
Our decision to exit Canada represented a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations as well as costs to exit are classified as discontinued operations.

	(In Millions)
	Three Months Ended March 31,
Gain (Loss) from Discontinued Operations	2016	2015
Revenues from product sales and services	$—	$11.3
Cost of goods sold and operating expenses	—	(11.1)
Sales margin	—	0.2
Other operating expense	—	(33.3)
Other expense	—	(1.0)
Loss from discontinued operations before income taxes	—	(34.1)
Gain (loss) from deconsolidation	3.8	(818.7)
Gain (loss) from discontinued operations, net of tax	$3.8	$(852.8)
Canadian Entities gain from deconsolidation totaled $3.8 million for the three months ended March 31, 2016 and loss from deconsolidation totaled $818.7 million for the three months ended March 31, 2015, which included the following:

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Investment impairment on deconsolidation[1]	$3.8	$(476.0)
Contingent liabilities	—	(342.7)
Total gain (loss) from deconsolidation	$3.8	$(818.7)

[1] Includes the adjustment to fair value of our remaining interest in the Canadian Entities.
We have no contingent liabilities for the three months ended March 31, 2016. As a result of the deconsolidation we recorded accrued expenses for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases for a loss on deconsolidation of $342.7 million, for the three months ended March 31, 2015.
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
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $69.9 million and $72.9 million in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2016 and December 31, 2015, respectively.
Contingent Liabilities
Certain liabilities consisting primarily of equipment loans and environmental obligations of the Canadian Entities were secured through corporate guarantees and standby letters of credit. As of March 31, 2016, we have liabilities of $23.6 million and $38.2 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position. As of December 31, 2015, we had liabilities of $96.5 million and $35.9 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
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
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that were measured on a fair value basis at March 31, 2016 for the Canadian Operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$69.9	$69.9	$3.8
Liabilities:
Contingent liabilities	$—	$—	$61.8	$61.8	$—
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
DIP Financing
In connection with the Wabush Filing on May 20, 2015, the Montreal Court approved an agreement to provide a debtor-in-possession credit facility (the "DIP financing") to the Wabush Group, which provided for borrowings under the facility up to $10.0 million. The DIP financing was secured by a court-ordered charge over the assets of the Wabush Group. As of December 31, 2015, there was $6.8 million drawn and outstanding under the DIP financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company. During the three months ended March 31, 2016, the Wabush Group made an additional draw of $1.5 million. We subsequently received a repayment of $8.3 million and as a result, there was no outstanding balance due under the DIP financing arrangement from Wabush Iron Co. Limited’s parent company, Cliffs Mining Company as of March 31, 2016.
Income Taxes
We recognized no tax benefit for the three months ended March 31, 2016 and March 31, 2015, in Gain (loss) from discontinued operations, net of tax.
NOTE 15 - CAPITAL STOCK
Preferred Shares Conversion to Common Shares
On January 4, 2016, we announced that our Board of Directors determined the final quarterly dividend of our Preferred Shares would not be paid in cash, but instead, pursuant to the terms of the Preferred Shares, the conversion rate was increased such that holders of the Preferred Shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion of the Preferred Shares on February 1, 2016. The number of our common shares in the aggregate issued in lieu of the dividend was 1.3 million. This resulted in an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing 1/40th of a Preferred Share. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.
Debt for Equity Exchange
During the first quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $10.0 million aggregate principal amount of our 2018 Senior Notes. Accordingly, we recognized a gain of $4.5 million in Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations as of March 31, 2016. The issuance of the common shares in exchange for our 2018 Senior Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

NOTE 16 - SHAREHOLDERS' EQUITY (DEFICIT)
The following table reflects the changes in shareholders' equity (deficit) attributable to both Cliffs and the noncontrolling interests primarily related to Tilden and Empire of which Cliffs owns 85 percent and 79 percent, respectively, for the three months ended March 31, 2016 and March 31, 2015:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2015	$(1,981.4)	$169.8	$(1,811.6)
Comprehensive income
Net income	108.0	8.8	116.8
Other comprehensive income	5.7	0.6	6.3
Total comprehensive income	113.7	9.4	123.1
Issuance of common shares	5.4	—	5.4
Stock and other incentive plans	2.9	—	2.9
Distributions of partnership equity	—	(17.0)	(17.0)
Undistributed losses to noncontrolling interest	—	0.5	0.5
March 31, 2016	$(1,859.4)	$162.7	$(1,696.7)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2014	$(1,431.3)	$(303.0)	$(1,734.3)
Comprehensive income (loss)
Net loss	(759.8)	(1.9)	(761.7)
Other comprehensive income (loss)	207.6	(10.8)	196.8
Total comprehensive loss	(552.2)	(12.7)	(564.9)
Effect of deconsolidation	—	528.2	528.2
Stock and other incentive plans	0.6	—	0.6
Preferred share dividends	(12.8)	—	(12.8)
Undistributed losses to noncontrolling interest	—	1.1	1.1
March 31, 2015	$(1,995.7)	$213.6	$(1,782.1)

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for March 31, 2016 and March 31, 2015:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(0.1)	4.4	(3.4)	(0.6)
Net loss reclassified from accumulated other comprehensive income (loss)	6.3	—	—	—	6.3
Balance March 31, 2016	$(236.6)	$—	$225.1	$(0.8)	$(12.3)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	31.1	2.8	(14.7)	(7.1)	12.1
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	8.5	(2.0)	182.7	6.3	195.5
Balance March 31, 2015	$(251.5)	$(0.2)	$232.4	$(18.9)	$(38.2)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three months ended March 31, 2016 and March 31, 2015:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2016	2015
Amortization of pension and postretirement benefit liability:
Prior service costs (1)	$(0.4)	$(0.3)
Net actuarial loss (1)	6.7	8.5
Settlements/curtailments (1)	—	0.3
	6.3	8.5	Total before taxes
	—	—	Income tax expense
	$6.3	$8.5	Net of taxes

Unrealized gain (loss) on marketable securities:
Impairment	—	(2.0)	Other non-operating income (expense)
	—	—	Income tax expense
	$—	$(2.0)	Net of taxes

Unrealized gain (loss) on foreign currency translation:
Effect of deconsolidation (2)	$—	$182.7	Income (Loss) from Discontinued Operations, net of tax
	—	—	Income tax expense
	$—	$182.7	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$—	$9.0	Product revenues
	—	(2.7)	Income tax expense
	$—	$6.3	Net of taxes

Total Reclassifications for the Period	$6.3	$195.5

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

(2)	Represents Canadian accumulated currency translation adjustments that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the three months ended March 31, 2016 and 2015 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Capital additions (1)	$6.8	$26.1
Cash paid for capital expenditures	10.4	15.9
Difference (Non-cash accruals)	$(3.6)	$10.2

(1)
Includes capital additions of $6.8 million related to continuing operations for the three months ended March 31, 2016. Includes capital additions of $13.3 million and $12.8 million related to continuing operations and discontinued operations, respectively, for the three months ended March 31, 2015.

NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at March 31, 2016:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date. Furthermore, as part of the 2014 extension agreement that was entered into between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and will continue through the first quarter of 2017.  During the three months ended March 31, 2016, we paid distributions of $11.1 million and recorded additional distributions of $17.0 million to be paid during the second quarter of 2016 to ArcelorMittal under this agreement.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2016	2015
Product revenues from related parties	$103.4	$110.4
Total product revenues	275.6	399.5
Related party product revenue as a percent of total product revenue	37.5%	27.6%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $10.7 million and $15.8 million at March 31, 2016 and December 31, 2015, respectively. Amounts due to related parties recorded in Accounts payable, including provisional pricing arrangements, were $17.5 million at March 31, 2016 and amounts including provisional pricing arrangements and liabilities to related parties were $14.5 million at December 31, 2015.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2016	2015
Income from Continuing Operations	$114.3	$166.8
Loss (Income) from Continuing Operations Attributable to Noncontrolling Interest	(8.8)	1.9
Net Income from Continuing Operations Attributable to Cliffs Shareholders	$105.5	$168.7
Income (Loss) from Discontinued Operations, net of tax	2.5	(928.5)
Net Income (Loss) Attributable to Cliffs Shareholders	$108.0	$(759.8)
Preferred Stock Dividends	—	(12.8)
Net Income (Loss) Attributable to Cliffs Common Shareholders	$108.0	$(772.6)
Weighted Average Number of Shares:
Basic	171.7	153.2
Depositary Shares	—	25.2
Employee Stock Plans	0.3	0.3
Diluted	172.0	178.7
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.61	$1.02
Discontinued operations	0.01	(6.06)
	$0.62	$(5.04)
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.61	$0.94
Discontinued operations	0.01	(5.20)
	$0.62	$(4.26)
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
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed suit in the U.S. District Court for the Northern District of Ohio against us and certain former officers and directors of the Company. The action is captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031. As amended, the action asserts violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. The parties have successfully mediated this dispute and reached a settlement in principle, subject to definitive documentation, shareholder notice and court approval. The lawsuit had been referred to our insurance carriers, who have funded the entire $84 million settlement amount into an escrow account as we await the court's decision regarding approval. The settlement hearing is currently scheduled for June 30, 2016. The settlement of this lawsuit, if approved, will have no impact on our financial position or operations.

In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action, which is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., and after a round of removal and remand motions, is now pending in the Cuyahoga County, Ohio, Court of Common Pleas, No. CV-14-828140. As amended, the suit asserts claims against us, certain current and former officers and directors of the Company, and several underwriters of the offering, alleging disclosure violations in the offering documents regarding operations at our Bloom Lake mine, the impact of those operations on our finances and outlook, and about the progress of our former exploratory chromite project in Ontario, Canada. The parties successfully mediated this dispute and reached a settlement agreement in principle, subject to definitive documentation, notice to class members and court approval. The settlement provides for a payment to the proposed class of $10 million, which has been deposited into escrow by the insurance carriers. On April 14, 2016, the court determined that the documentation was complete and the notice provided was appropriate, and the court entered a final order approving the settlement.

Shareholder Derivative Lawsuits. In June and July 2014, alleged shareholders of Cliffs filed three derivative actions in the Cuyahoga County, Ohio, Court of Common Pleas asserting claims against certain current and former officers and directors of the Company. These actions, captioned Black v. Carrabba, et al., No. CV-14-827803, Asmussen v. Carrabba, et al., No. CV-14-829259, and Williams, et al. v. Carrabba, et al., No. CV-14-829499, allege that the individually named defendants violated their fiduciary duties to the Company by, among other things, disseminating false and misleading information regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, failing to maintain internal controls, and failing to appropriately oversee and manage the Company. The complaints assert additional claims for unjust enrichment, abuse of control, gross mismanagement, overpayment upon departure of certain executives, and waste of corporate assets. The parties have reached a settlement in principle to settle all three cases, subject to definitive documentation, shareholder notice and court approval. Under the pending settlement, the Company will agree to enact or continue various corporate-governance related measures and to pay plaintiffs' attorneys' fees and expenses. The lawsuit had been referred to our insurance carriers who will pay $775,000 for attorneys' fees and expenses to plaintiffs' lawyers. The settlement of these actions will have no impact on our financial position. Following the announcement of the settlement in principle of these three shareholder derivative cases, an additional derivative shareholder action, captioned Mansour v. Carrabba, et al., No. 16-CV-00390, was filed in the U.S. District Court for the Northern District of Ohio against the same defendants and alleging substantially identical claims. This additional lawsuit, which had also been referred to our insurance carriers, was dismissed on April 18, 2016.
NOTE 21 - SUBSEQUENT EVENTS
On April 1, 2016, we borrowed $60.0 million and on April 28, 2016, we borrowed $45.0 million under our ABL Facility for general corporate purposes.
We have evaluated subsequent events through the date of financial issuance.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 as well as other publicly available information.
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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers, which is heavily influenced by the global steel market and, in particular, Chinese steel production. In the first three months of 2016, the U.S. produced approximately 20 million metric tons of crude steel or about 5 percent of total global crude steel production. This represents an approximate 1 percent decrease in U.S. crude steel production when compared to the same period in 2015. U.S. total steel capacity utilization was approximately 70 percent in the first three months of 2016, which is an approximate 2 percent decrease from the same period in 2015. Additionally, in the first three months of 2016, China produced approximately 192 million metric tons of crude steel, or approximately 50 percent of total global crude steel production. These figures represent an approximate 3 percent decrease in Chinese crude steel production when compared to the same period in 2015. Through the first three months of 2016, global crude steel production decreased about 3 percent compared to the same period in 2015.
Through the first quarter of 2016, the Platts IODEX has outperformed our expectations as a result of improved sentiment about steel demand in China and signs of high-cost capacity closures in addition to less aggressive supply expansion expectations from the major iron ore producers in Australia and Brazil. Despite the rally, we remain cautious about the price sustainability at these levels until we see more meaningful changes to the iron ore supply-demand picture.
Despite outperforming our forecasts, the Platts IODEX price decreased 23 percent to an average price of $48 per dry metric ton for the three months ended March 31, 2016 compared to the respective quarter of 2015. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because its contracts correlate heavily to Platts IODEX pricing, and to a lesser extent certain of our U.S. Iron Ore contracts.
The improvement in iron ore prices in the first three months of 2016 has also coincided with the increase in price for domestic steel. We believe the recent rally in steel prices has been driven by successful trade case rulings for hot-rolled, cold-rolled and corrosion resistant steel that has substantially curbed the amount of unfairly traded steel in the U.S. This, combined with restocking of domestic steel inventories which followed a period of destocking that persisted throughout 2015, has helped improve sentiment in the U.S. We expect these trends to continue through 2016, but at a more modest rate than what was seen in the first three months of 2016. Despite these recent improvements, the price of hot-rolled steel remains substantially below its five-year average of approximately $600 per short ton as a result of continued weakness in the oil and gas sector and a stronger U.S. dollar.
As a result of our long-term contracts, for the three months ended March 31, 2016, when compared to the prior year period, our U.S. Iron Ore revenues only experienced a realized revenue rate decrease of 9.5 percent, versus the 23 percent decrease in the Platts IODEX price. Additionally, the first quarter sales tons for U.S. Iron Ore in both 2016 and 2015 include a substantial amount of carry over tonnage from prior year nominations that were at higher price realizations in 2014 versus 2015.
For the three months ended March 31, 2016, our consolidated revenues were $305.5 million and net income from continuing operations per diluted share of $0.61. This compares with consolidated revenues of $446.0 million and net income from continuing operations per diluted share of $0.94, for the comparable period in 2015. Net income from continuing operations in the three months ended March 31, 2016 and March 31, 2015, were impacted positively as a result of gains on the extinguishment/restructuring of debt of $178.8 million and $313.7 million, respectively. Results for the three months ended March 31, 2015, were negatively impacted by discrete income tax expense items of $167.5 million, primarily due to the placement of a valuation allowance on U.S. deferred tax assets. Sales margin decreased by $49.9 million in the three months ended March 31, 2016, when compared to the same period in 2015 primarily driven by the overall decreased sales volume, higher idle costs, and lower realized pricing for our products partially offset by cost cutting measures and favorable foreign exchange rates.
Strategy
The Company is Focused on our Core U.S. Iron Ore Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts, some of which begin to expire at the end of 2016, to the largest North America steel producers. We have the unique advantage of being a low cost producer of iron ore pellets in the U.S. market. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable business. We expect to continue to strengthen our U.S. Iron Ore operating cost profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options into the EAF steel market.  As the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron pellets, hot briquetted iron and/or pig iron.  In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron pellets. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets. While we are still in the early stages of developing our alternative metallic business, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientèle.
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
Recent Developments
On January 4, 2016, we announced that, under the terms of our Preferred Shares, the final quarterly dividend otherwise payable upon mandatory conversion of the Preferred Shares on February 1, 2016, would not be paid in cash. In accordance with applicable law, our Board of Directors determined not to declare a dividend payable in cash. Instead, pursuant to the terms of the Preferred Shares, the conversion rate was increased such that holders of the Preferred Shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion. The number of our common shares in the aggregate issued in lieu of the dividend was 1.3 million. This resulted in an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing 1/40th of a Preferred Share. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.
On February 29, 2016, we announced the expiration and final results of private offers to exchange with eligible holders (the "Exchange Offers") our newly issued 8.00 percent 1.5 Lien Notes due 2020 (the "1.5 Lien Notes") for certain of our outstanding senior notes (the "Existing Notes"), upon the terms and subject to the conditions set forth in our confidential offering memorandum. We accepted for exchange $512.2 million aggregate principal amount of Existing Notes that were tendered in the Exchange Offers for $218.5 million aggregate principal amount of 1.5 Lien Notes. Eligible holders of Existing Notes accepted for exchange in the Exchange Offers received a cash payment equal to the accrued and unpaid interest in respect of such Existing Notes from the applicable most recent interest payment date to, but not including, the settlement date of the Exchange Offers. Interest on the 1.5 Lien Notes will accrue from such settlement date.
On March 14, 2016, we announced we will be restarting iron ore pellet production at our Northshore operation in Minnesota by May 15, 2016. We are taking such action based on our domestic customers' demand for iron ore pellets and consistent with our previously announced production plans for the year.

Business Segments
Our Company’s primary continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. In the fourth quarter of 2015, we sold these two low-volatile metallurgical coal operations, Pinnacle mine and Oak grove mine, marking our exit from the coal business. The sale was completed on December 22, 2015. As such, all presented North American Coal operating segment results are included in our financial statements and classified within discontinued operations.
Additionally, as a result of the CCAA filing of the Bloom Lake Group on January 27, 2015, and the Wabush Group on May 20, 2015, we no longer have a controlling interest over the Bloom Lake Group and certain other wholly owned subsidiaries, and we no longer have a controlling interest over the Wabush Group. The Bloom Lake Group, Wabush Group and certain of each of their wholly owned subsidiaries were previously reported as Eastern Canadian Iron Ore and Other reportable segments. As such, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries as of January 27, 2015. Additionally, as a result of the Wabush Filing on May 20, 2015, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The wholly-owned subsidiaries deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Results of Operations – Consolidated
2016 Compared to 2015
The following is a summary of our consolidated results of operations for the three months ended March 31, 2016 and 2015:

	(In Millions)
	Three Months Ended March 31,
	2016	2015	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$305.5	$446.0	$(140.5)
Cost of goods sold and operating expenses	(274.6)	(365.2)	90.6
Sales margin	$30.9	$80.8	$(49.9)
Sales margin %	10.1%	18.1%	(8.0)%
Revenues from Product Sales and Services
Sales revenue for the three months ended March 31, 2016 decreased $140.5 million, or 31.5 percent, from the comparable period in 2015. The decrease in sales revenue during the first quarter of 2016 compared to the same period in 2015 was primarily attributable to the decrease in customer demand for our products including the termination of a customer contract in the fourth quarter of 2015. The decrease in revenues period-over-period as a result of lower iron ore sales volumes for our U.S. Iron Ore and Asia Pacific Iron Ore operations was 1,037 thousand long tons and 230 metric tons, respectively, or $107.3 million for the first quarter ended March 31, 2016. Additionally, changes in Platts IODEX pricing impact our revenues each year. Iron ore revenues decreased $16.2 million in the first quarter of 2016 compared to the prior-year period due to the decrease in the Platts IODEX price, which declined 23 percent to an average price of $48 per dry metric ton in the first quarter of 2016, unfavorable price adjustments related to certain price indices and the decrease in the full-year estimate of hot band steel pricing. The decrease in our realized revenue rates during the first quarter of 2016 compared to the first quarter of 2015 was 9.5 percent and 3.9 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three months ended March 31, 2016 were $274.6 million, which represented a decrease of $90.6 million or 24.8 percent from the comparable prior-year period.
Cost of goods sold and operating expenses decreased period-over-period as a result of lower iron ore sales volumes of $58.9 million for the three months ended March 31, 2016. Additionally, operational efficiencies and cost cutting efforts across each of our business units reduced costs for the three months ended March 31, 2016 by $34.4 million. Also, as a result of favorable foreign exchange rates in the first three months of 2016 versus the comparable period in 2015, we realized lower costs of $8.7 million for our Asia Pacific Iron Ore segment. These decreases in cost were partially offset by higher idle costs of $24.5 million due to the temporary full idle of our United Taconite mine which began in August 2015, and the temporary full idle of the Northshore mine, which began in November 2015, versus the idle of one production line at Northshore for most of the first quarter in 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three months ended March 31, 2016 and 2015:

	(In Millions)
	Three Months Ended March 31,
	2016	2015	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(28.2)	$(29.1)	$0.9
Miscellaneous - net	(3.0)	20.2	(23.2)
	$(31.2)	$(8.9)	$(22.3)
Selling, general and administrative expenses during the three months ended March 31, 2016 decreased by $0.9 million over the comparable period in 2015. This decrease was primarily due to the reduction of the workforce, generating reduced employment costs for the three months ended March 31, 2016 of $2.4 million versus the comparable period in 2015. Additionally, reduced administrative costs of $1.6 million for the three months ended March 31, 2016 contributed the decrease in expenses. These reductions were offset partially by an increase in expenses related to a lease abandonment of a corporate office space and additional insurance costs of $3.1 million, during the three months ended March 31, 2016.
The following is a summary of Miscellaneous - net for the three months ended March 31, 2016 and 2015:

	(In Millions)
	Three Months Ended March 31,
	2016	2015	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(1.2)	$13.5	$(14.7)
Insurance recovery	—	7.6	(7.6)
Other	(1.8)	(0.9)	(0.9)
	$(3.0)	$20.2	$(23.2)
For the three months ended March 31, 2016, net losses of $1.2 million related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended March 31, 2016, gains of $0.8 million and losses of $2.4 million, respectively, resulted from remeasurement of cash and cash equivalents and remeasurement of certain obligations. For the three months ended March 31, 2015, net gains of $13.5 million related to the impact of transaction gains and losses resulting from remeasurement. Of these transaction gains, for the three months ended March 31, 2015, gains of $12.4 million and gains of $1.5 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. Additionally, the three months ended March 31, 2015 was impacted favorably by a $7.6 million decrease in insurance recovery related to the clean-up of the Pointe Noire oil spill that occurred in September 2013.
Other Income (Expense)
The following is a summary of other income (expense) for the three months ended March 31, 2016 and 2015:

	(In Millions)
	Three Months Ended March 31,
	2016	2015	Variance Favorable/ (Unfavorable)
Interest expense, net	$(56.8)	$(42.9)	$(13.9)
Gain on extinguishment/restructuring of debt	178.8	313.7	(134.9)
Other non-operating income (expense)	0.1	(0.8)	0.9
	$122.1	$270.0	$(147.9)
Interest expense for the three months ended March 31, 2016 was impacted unfavorably by $12.9 million versus the comparable prior period as a result of the debt restructuring activities that occurred during March 2015. The First and Second Lien notes issued as part of the debt restructuring in the first quarter of 2015 have significantly higher annual effective interest rates, albeit a lower principal, than the senior notes and the revolving credit agreement that were extinguished.
The gain on extinguishment/restructuring of debt for the three months ended March 31, 2016 was $178.8 million primarily related to the issuance of 1.5 Lien Notes through the Exchange Offer on March 2, 2016 compared to $313.7 million related to the corporate debt restructuring that occurred during the three months ended March 31, 2015.
    Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2016 and 2015:

	(In Millions)
	Three Months Ended March 31,
	2016	2015	Variance
Income tax benefit (expense)	$(7.5)	$(175.1)	$167.6
Effective tax rate	6.2%	51.2%	(45.0)%
Our tax provision for the three months ended March 31, 2016 was an expense of $7.5 million and a 6.2 percent effective tax rate compared with an expense of $175.1 million for the comparable prior-year period. The decrease in the expense is due to the prior year recording of valuation allowances against existing deferred tax assets.
Discrete items for the three months ended March 31, 2016 resulted in an expense of approximately $0.2 million. These adjustments relate primarily to quarterly interest accrued on reserves for uncertain tax positions. Discrete items of $167.5 million for the three months ended March 31, 2015 related primarily to the recording of valuation allowances against existing deferred tax assets as a result of the determination that they would no longer be realizable.

Our 2016 estimated annual effective tax rate before discrete items is 6.8 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations and the placement of valuation allowances against deferred tax assets generated in the current year. A comparable annual effective tax rate has not been provided for the three months ended 2015 as our loss for the three months ended March 31, 2015 exceeded the anticipated ordinary loss for the full year and, therefore, our tax expense recorded was calculated using actual year-to-date amounts rather than an estimated annual effective tax rate.
Income (Loss) from Discontinued Operations, net of tax
During the three months ended March 31, 2016, we recorded a gain from discontinued operations of $2.5 million, net of tax, primarily attributable to foreign currency remeasurement of our loans to and accounts receivable from the Canadian Entities of $3.8 million. This gain was partially offset by a net loss of $1.3 million, from the settlement of certain disputes related to the sale of our North American Coal segment.
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. The loss from discontinued operations, net of tax related to the North American Coal segment was $1.3 million and $75.7 million for the three months ended March 31, 2016 and 2015, respectively.
In January 2015, we announced that the Bloom Lake Group commenced CCAA proceedings. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization or divestiture of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. The gain from discontinued operations, net of tax related to the deconsolidated Canadian Entities was $3.8 million for the three months ended March 31, 2016, compared to a loss from discontinued operations, net of tax of $852.8 million for the same period in 2015.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net income attributable to the noncontrolling interest of the Empire mining venture was $8.8 million and $5.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the three months ended March 31, 2016. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million for the three months ended March 31, 2015.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, extinguishment/restructuring of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of SG&A costs. We use and believe that investors benefit from referring to these measures in evaluating operating and financial results, as well as in planning, forecasting and analyzing future periods as these financial measures approximate the cash flows associated with the operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2016	2015
Net Income (Loss)	$116.8	$(761.7)
Less:
Interest expense, net	(56.8)	(44.2)
Income tax expense	(7.6)	(175.0)
Depreciation, depletion and amortization	(35.2)	(33.0)
EBITDA	$216.4	$(509.5)
Less:
Impact of discontinued operations	2.6	(929.6)
Gain on extinguishment/restructuring of debt	178.8	313.7
Severance and contractor termination costs	(0.1)	(1.5)
Foreign exchange remeasurement	(1.2)	13.5
Adjusted EBITDA	$36.3	$94.4

EBITDA:
U.S. Iron Ore	$41.4	$101.6
Asia Pacific Iron Ore	22.3	18.0
Other	152.7	(629.1)
Total EBITDA	$216.4	$(509.5)

Adjusted EBITDA:
U.S. Iron Ore	$46.1	$105.1
Asia Pacific Iron Ore	23.0	5.7
Other	(32.8)	(16.4)
Total Adjusted EBITDA	$36.3	$94.4
EBITDA for the three months ended March 31, 2016 increased by $725.9 million, on a consolidated basis, from the comparable period in 2015. The period-over-period change was driven primarily by the items detailed above in the Adjusted EBITDA calculation. Adjusted EBITDA decreased by $58.1 million for the three months ended March 31, 2016 from the comparable period in 2015. The decrease was primarily attributable to the lower consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during the three months ended March 31, 2016 and 2015.

2016 Compared to 2015
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended March 31, 2016 and 2015:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$185.5	$311.8	$(16.1)	$(96.8)	$—	$(13.4)	$(126.3)
Cost of goods sold and operating expenses	(172.3)	(231.8)	21.8	48.8	(24.5)	13.4	59.5
Sales margin	$13.2	$80.0	$5.7	$(48.0)	$(24.5)	$—	$(66.8)

	Three Months Ended March 31,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$83.87	$92.70	$(8.83)	(9.5)%
Cash production cost	47.88	64.98	(17.10)	(26.3)%
Non-production cash cost	15.00	(6.79)	21.79	(320.9)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	62.88	58.19	4.69	8.1%
Depreciation, depletion & amortization	14.08	7.36	6.72	91.3%
Total cost of goods sold and operating expenses rate	76.96	65.55	11.41	17.4%
Sales margin	$6.91	$27.15	$(20.24)	(74.5)%

Sales tons[2] (In thousands)	1,910	2,947
Production tons[2] (In thousands)
Total	4,913	7,182
Cliffs’ share of total	3,047	5,376
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $13.2 million for the three months ended March 31, 2016, compared with $80.0 million for the three months ended March 31, 2015. The decline compared to the prior-year period is attributable to a decrease in revenue of $126.3 million partially offset by lower cost of goods sold and operating expenses of $59.5 million. Sales margin per long ton decreased 74.5 percent to $6.91 in the first three months of 2016 compared to the first three months of 2015.
Revenue decreased by $112.9 million, excluding the freight and reimbursements decrease of $13.4 million from the prior-year period, predominantly due to:

•	Lower sales volumes of 1.0 million long tons or $96.8 million due to:

◦	Termination of a customer contract in the fourth quarter of the prior year; and

◦
Lower demand from one customer due to the idling of one of its blast furnaces, reduced sales due to the customer's inventory management efforts and higher sales in the prior year period due to the compacted shipping season in 2014 resulting from lake ice cover.

◦
These decreases partially were offset by increased sales to one customer in the 2016 period compared to the prior year period due to timing and favorable weather in the current year allowing for higher shipments to certain customers.

•
The average year-to-date realized product revenue rate declined by $8.83 per long ton or 9.5 percent to $83.87 per long ton in first three months of 2016, which resulted in a decrease of $16.1 million. This decline is a result of:

◦
Changes in customer pricing negatively affected the realized revenue rate by $12 per long ton driven primarily by the negative inflation of certain price indices, the reduction in Platts IODEX price and the impact of higher carryover pricing in the prior year period than the 2016 period; and

◦
Realized revenue rates were impacted negatively by $2 per long ton primarily as a result of one major customer contract with a pricing mechanism tied to the full-year estimate of their hot band steel pricing.

◦
These decreases were partially offset by a favorable customer mix impacting realized revenue rates by $6 per long ton mainly due to higher sales tonnage from a customer contract with a higher than average rate.

Cost of goods sold and operating expenses in the first three months of 2016 decreased $46.1 million, excluding the freight and reimbursements decrease of $13.4 million from the same period in the prior-year, predominantly as a result of:

•	Decreased sales volumes as discussed above that decreased costs by $48.8 million compared to the prior-year period; and

•
Lower costs in the first three months of 2016 in comparison to the prior-year period primarily driven by the reduction in maintenance and repair costs based on cost reduction initiatives and condition based monitoring, year-over-year reduction in energy rates, and lower employment costs.

•
Partially offset by increased idle costs of $24.5 million due to the idle of United Taconite mine which began in the first week of August 2015, and the impact of the full idle of the Northshore mine in the first quarter of 2016 that began in November 2015 versus one idled production line during the first quarter of 2015; and

•	Partially offset by increased depreciation and amortization expenses primarily due to prior year revisions to our asset retirement obligation estimates.
Production
Cliffs' share of production in its U.S. Iron Ore segment decreased by 43.3 percent in the first quarter of 2016 when compared to the same period in 2015. United Taconite mine had a decrease in production of 1.2 million long tons due to the idling of the mine that began the first week of August 2015 versus full production in the first quarter of 2015. Additionally, there was also a decrease in production at Northshore of 1.2 million long tons due to it being fully idled in the first quarter of 2016 versus running a three furnace operation in the first quarter of 2015.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2016 and 2015:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$120.0	$134.2	$(0.1)	$(10.5)	$(3.9)	$0.3	$(14.2)
Cost of goods sold and operating expenses	(102.3)	(133.4)	12.6	10.1	8.7	(0.3)	31.1
Sales margin	$17.7	$0.8	$12.5	$(0.4)	$4.8	$—	$16.9

	Three Months Ended March 31,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$41.16	$42.81	$(1.65)	(3.9)%
Cash production cost	26.90	36.77	(9.87)	(26.8)%
Non-production cash cost	5.52	3.70	1.82	49.2%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	32.42	40.47	(8.05)	(19.9)%
Depreciation, depletion & amortization	2.43	2.08	0.35	16.8%
Total cost of goods sold and operating expenses rate	34.85	42.55	(7.70)	(18.1)%
Sales margin	$6.31	$0.26	$6.05	N/A

Sales tons[2] (In thousands)	2,804	3,034
Production tons[2] (In thousands)	2,808	2,879
[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $17.7 million for the three months ended March 31, 2016 compared with $0.8 million for the same period in 2015 and sales margin per metric ton increased $6.05 per metric ton in the first three months of 2016 compared to the first three months of 2015 primarily as a result of decreased costs as discussed below.
    Revenue decreased $14.5 million in the first three months of 2016 over the prior-year period, excluding the freight and reimbursements increase of $0.3 million, primarily as a result of:

•
An overall decrease in sales volume to 2.8 million metric tons during the three months ended March 31, 2016 compared with 3.0 million metric tons during the prior-year period resulting in a decrease in revenue of $10.5 million. The decrease in sales volume was primarily due to higher shipments in the first quarter 2015 in anticipation of major port maintenance immediately following the prior year quarter.

Cost of goods sold and operating expenses in the three months ended March 31, 2016 decreased $31.4 million, excluding the freight and reimbursements increases of $0.3 million, compared to the same period in 2015 primarily as a result of:

•
A reduction in mining costs of $13.5 million and transportation costs of $5.2 million mainly due to decreased mining and hauling volumes and increases in productivity related to maintenance, hauling and train loading, lower headcount and the idling of the Windarling camp; and

•	Favorable foreign exchange rate variances of $8.7 million or $3 per metric ton; and

•	A reduction in sales volumes resulted in decreased costs of $10.1 million compared to the same period in the prior year.
Production
Production at Asia Pacific Iron Ore during the three months ended March 31, 2016 remained consistent when compared to the same period in 2015.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on prioritizing all potential uses of future cash flows. We are focused on the preservation of liquidity in our business through the maximization of cash generation of our operations as well as reducing operating costs, limiting capital investments to those required to meet the current business plan, including regulatory and permission-to-operate related projects and lowering SG&A expenses. We also may seek to reduce our debt, including, without limitation, through repurchases or exchange of our debt securities, including in exchange for our common shares. Despite the improving conditions we experienced during the first quarter of 2016, we believe these efforts, which have been underway for several quarters and will continue for the foreseeable future, are critical, as exemplified by the challenging market conditions from reduced demand for our products and volatility in global commodity prices we experienced during 2015.
Based on our outlook for the remainder of 2016, which is subject to continued changing demand from steel makers that utilize our products and volatility in iron ore and domestic steel prices, we expect our anticipated capital expenditures and cash requirements to service our debt obligations for the full year to exceed our estimated operating cash flows. Despite this, we maintain sufficient liquidity through the cash on our balance sheet and the availability provided by our ABL Facility to fund our normal business operations, including the servicing of our debt obligations, and we expect to be able to fund these requirements for the next 12 months.
Despite improving conditions, if we see reduced demand from our customers and/or iron ore or steel prices were to deteriorate during the remainder of 2016, we would face further pressure on our available liquidity. If this was the case, we would need to consider the sale of assets, further expense reductions and the possibility of refinancing our existing debt. There is a possibility that these further actions would not be sufficient to maintain adequate levels of available liquidity particularly if industry conditions deteriorated severely.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the three months ended March 31, 2016 and 2015 as well as known expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $126.5 million for the three months ended March 31, 2016, compared to net cash used by operating activities of $228.2 million for the same period in 2015. The increase in operating cash flows in the first three months of 2016 was primarily due to lower operating costs previously discussed and improved cash flows from working capital.
In our core U.S. market, we are encouraged by the modestly improved conditions in the steel industry as successful trade case rulings for hot-rolled, cold-rolled and corrosion resistant steel have substantially curbed the amount of unfairly traded steel entering in the Great Lakes market. This, combined, with a restocking of domestic steel inventories which followed a period of destocking that persisted throughout 2015, has helped improve sentiment in the U.S. We expect these trends to continue through 2016, but at a more modest rate than what was seen in the first three months. Despite these recent improvements, steel prices remain substantially below their five-year average as a result of continued weakness in the oil and gas sector and a stronger U.S. dollar. In China, we continue to believe that 2016 growth in steel production will be zero to negative compared to the prior year, but are pleased with the performance of iron ore prices through the first three months of the year in response to the improved sentiment in China and signs of high-cost capacity closures. Despite the rally, we will remain cautious about the price sustainability at these levels until we see more meaningful changes to the iron ore supply-demand picture.
We believe we have sufficient capital resources to support our operations and other financial obligations through cash generated from operations, our financing arrangements and our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at March 31, 2016 was

$15.7 million, or approximately 26.2 percent of our consolidated total cash and cash equivalents balance of $59.9 million. Furthermore, historically we have been able to raise additional capital through private financings and public debt and equity offerings, the bulk of which, to date, have been U.S.-based.
Investing Activities
Net cash used by investing activities was $4.9 million for the three months ended March 31, 2016, compared with $15.7 million for the comparable period in 2015.
We are increasing our full-year 2016 capital expenditures expectation to $75 million from our previous expectation of $50 million. The increase is a result of the capital spend required to begin to invest to produce a specialized, super-flux pellet at United Taconite in order to meet a customer's pellet specification requirements.
Financing Activities
Net cash used by financing activities in the first three months of 2016 was $93.4 million, compared to $310.0 million provided by financing activities for the comparable period in 2015. Net cash used by financing activities included payments on equipment loans, which resulted in cash outflows of $72.9 million. We anticipate that the remaining balance of the Canadian equipment loans that were guaranteed by the Company of approximately $24 million will be re-paid within the next 12 months. We made further cash outflows related to financing activities attributable to distributions of partnership equity of $11.1 million and debt issuance costs of $5.2 million. We anticipate approximately $46 million in partnership equity will be distributed within the next 12 months. All other financing activities for the first three months of 2016 totaled outflows of $4.2 million. Net cash provided by financing activities in the first three months of 2015 included issuance of First Lien Notes, which resulted in net proceeds excluding debt issuance costs of $503.5 million, which was offset partially by the repurchase of senior notes of $133.3 million and debt issuance costs of $33.1 million. Additionally, in the first three months of 2015 cash dividends of $12.8 million were paid on Preferred Shares. All other financing activities for the first three months of 2015 totaled outflows of $14.3 million.
Capital Resources
We expect to fund our business obligations from available cash, operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital and/or bond markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of March 31, 2016 and December 31, 2015:

	(In Millions)
	March 31, 2016	December 31, 2015
Cash and cash equivalents	$59.9	$285.2
Available borrowing base on ABL Facility[1]	368.9	366.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(110.3)	(186.8)
Borrowing capacity available	$258.6	$179.2

[1] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $59.9 million as of March 31, 2016, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us approximately $318.5 million in liquidity entering the second quarter of 2016, which is expected to be used to fund operations, letter of credit obligations, sustaining capital expenditures and other cash commitments for at least the next 12 months.
As of March 31, 2016, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional 1.5 Lien Notes and additional Second Lien Notes, both subject to compliance with the Fixed Charge Coverage Ratio under our ABL Facility. Available capacity of these secured notes could however be limited by market conditions. If demand for our products and pricing deteriorates further and persists for a continued period of time, we believe our ability to maintain the required Fixed Charge Coverage Ratio of

1.0 to 1.0 would be difficult, and we may have to seek a waiver from the lenders under our ABL Facility, which we may not be able to obtain.
On April 1, 2016, we borrowed $60.0 million and on April 28, 2016, we borrowed $45.0 million under our ABL Facility for general corporate purposes, which we expect to repay during the third quarter of 2016.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump and iron ore fines. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts IODEX pricing, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
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
At March 31, 2016, we have recorded $3.3 million as derivative assets included in Other current assets and $6.2 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $1.5 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2016 related to these arrangements.
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
At March 31, 2016, we had a derivative asset of $5.7 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-band steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $5.8 million as of December 31, 2015. We estimate that a $75 positive change in the average hot-band steel price realized from the March 31, 2016 estimated price recorded would cause the fair value of the derivative instrument to increase by approximately $15.6 million and a $75 negative change in the average hot-band steel price realized from the March 31, 2016 estimated price recorded would cause the fair value of the derivative instrument to decrease by approximately $5.7 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs at our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 5.1 million MMBtu’s of natural gas at an average delivered price of $3.08 per MMBtu inclusive of the natural gas hedge impact or $3.00 per MMBtu net of the natural gas hedge impact during the first three months of 2016. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 4.3 million gallons of diesel fuel at an average delivered price of $1.41 per gallon inclusive of the diesel fuel hedge impact or $1.25 per gallon net of the diesel fuel hedge impact during the first three months of 2016. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was approximately 2.3 million gallons at an average delivered price of $1.21 per gallon for the same period.
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
Our strategy to address increasing energy rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program has been implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the winter months of 2016. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in electrical, natural gas and diesel fuel prices would result in a change of approximately $4.7 million in our annual fuel and energy cost based on expected consumption for 2016.
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

At March 31, 2016, we had no outstanding Australian foreign exchange rate contracts for which we elected hedge accounting. Our last outstanding Australian foreign exchange rate contract held as a cash flow hedge matured in October 2015. Due to the uncertainty of 2016 hedge exposures, we have suspended entering into new foreign exchange rate contracts. We have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2016. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of March 31, 2016, we had no amounts drawn on the ABL Facility.
The interest rate payable on our 2018 Senior Notes may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00 percent above the interest rate payable on the notes on the date of the initial issuance of notes. Throughout 2014, the interest rate payable on our 2018 Senior Notes was increased from 3.95 percent ultimately to 5.70 percent based on Substitute Rating Agency downgrades throughout the year. During the first quarter of 2015, subsequent to a downgrade, the interest rate was further increased to 5.95 percent. This maximum rate increase of 2.00 percent has resulted in an additional interest expense of $5.7 million per annum based upon the $283.6 million principal balance outstanding as of March 31, 2016.
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
The U.S. Iron Ore table further assumes full-year hot-band steel pricing of approximately $450 per short ton. We note that this estimate is based on our customers’ realized prices and not an index or spot market price. For every $50 per short ton change in the customers’ hot-rolled steel prices, our U.S. Iron Ore revenue realizations per long ton would be expected to change by $2.00 if steel prices increase, and $1.50 if steel prices decrease.
The table below provides certain Platts IODEX averages for the remaining nine months of 2016 and the corresponding full-year realization for the U.S. Iron Ore and Asia Pacific Iron Ore segments. The estimates consider actual Platts IODEX rates and our actual revenue realizations for the first three months of 2016.

2016 Full-Year Realized Revenues-Per-Ton Range Summary
Apr. - Dec. Platts IODEX (1)	U.S. Iron Ore (2)	Asia Pacific Iron Ore (3)
$40	$72 - $74	$33 - $35
$45	$73 - $75	$36 - $38
$50	$74 - $76	$39 - $41
$55	$74 - $76	$43 - $45
$60	$75 - $77	$46 - $48
$65	$76 - $78	$49 - $51
$70	$76 - $78	$53 - $55
$75	$77 - $79	$56 - $58
$80	$78 - $80	$59 - $61
(1)	The Platts IODEX is the benchmark assessment based on a standard specification of iron ore fines with 62% iron content (C.F.R. China).
(2)
U.S. Iron Ore tons are reported in long tons of pellets. This table assumes full-year hot-rolled steel pricing of approximately $450 per short ton, which is based on customer realizations and not a public index.

(3)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines, F.O.B. the port.
U.S. Iron Ore Outlook (Long Tons)
For 2016, we are maintaining our full-year sales volume expectation of approximately 17.5 million tons from our U.S. Iron Ore business. We are also maintaining our 2016 production forecast of 16 million tons of iron ore pellets.
We are maintaining our cash production cost per long ton2 expectation of $50 - $55 and the cash cost of goods sold per long ton2 expectation of $55 - $60. The cash cost of goods sold per long ton2 expectation includes expected idle costs of $65 million for the full year.
We anticipate depreciation, depletion and amortization to be approximately $5 per long ton for full-year 2016.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2016 Asia Pacific Iron Ore sales and production volume forecast of approximately 11.5 million metric tons. The product mix is expected to contain 51 percent lump and 49 percent fines.
Based on a full-year average exchange rate of $0.75 U.S. Dollar to Australian Dollar, we are expecting a full-year 2016 Asia Pacific Iron Ore cash production cost per metric ton2 of $25 - $30. Our cash cost of goods sold per metric ton2 is expected to be $30 - $35. We have indicated that for every $0.01 change in this exchange rate for the remainder of the year, our full-year cash cost of goods sold is impacted by approximately $4 million.
We anticipate depreciation, depletion and amortization to be approximately $2 per metric ton for full-year 2016.
The following table provides a summary of our 2016 guidance for our two business segments:

	2016 Outlook Summary
	U.S. Iron Ore (A)	Asia Pacific Iron Ore (B)
Sales volume (million tons)	17.5	11.5
Production volume (million tons)	16	11.5
Cash production cost per ton[2]	$50 - $55	$25 - $30
Cash cost of goods sold per ton[2]	$55 - $60	$30 - $35
DD&A per ton	$5	$2

(A)	U.S. Iron Ore tons are reported in long tons of pellets.
(B)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines.

SG&A Expenses and Other Expectations
Full-year 2016 SG&A expenses are expected to be approximately $100 million. We also note that of the $100 million expectation, approximately $30 million is considered non-cash. This represents a $5 million increase over the previous expectation of $95 million as a result of higher-than-anticipated legal expenses and impairment charges associated with vacant office space in Cleveland.
We expect full-year 2016 interest expense to be approximately $220 million, of which approximately $185 million is cash interest. This represents a $20 million dollar decrease from the previous interest expense expectation of $240 million dollars, as a result of liability management activities during the first quarter of 2016.
Consolidated full-year 2016 depreciation, depletion and amortization is expected to be approximately $120 million.
Capital Budget Update
We are increasing our full-year 2016 capital expenditures expectation to $75 million from our previous expectation of $50 million. The increase is a result of the capital spend required to begin to invest to produce a specialized, super-flux pellet at United Taconite in order to meet a customer's pellet specification requirements.
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

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions, renewals or new arrangements, including ArcelorMittal;

•	uncertainty relating to restructurings in the steel industry and/or affecting the steel industry;

•	our ability to maintain appropriate relations with unions and employees and enter into or renew collective bargaining agreements on satisfactory terms;

•	the impact of our customers reducing their steel production or using other methods to produce steel;

•	our ability to successfully execute an exit option for our Canadian Entities that minimizes the cash outflows and associated liabilities of such entities, including the CCAA process;

•	our ability to successfully identify and consummate any strategic investments and complete planned divestitures;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	the impact of price-adjustment factors on our sales contracts;

•	changes in sales volume or mix;

•	our actual levels of capital spending;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to projects;

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
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the Management's Discussion and Analysis section of this report.

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
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART II

Item 1.	Legal Proceedings
ERISA Litigation. On May 14, 2015, a lawsuit was filed in the United States District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cliffs Natural Resources Inc. et al., No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cliffs Natural Resources Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers. Plaintiff amended the complaint to name as defendants additional current and former employees who served on the investment committee. The suit alleges that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cliffs Natural Resources Inc. stock as a Plan investment option during the class period. The relief sought includes a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the alleged breaches of fiduciary duties. The lawsuit has been referred to our insurance carriers. Defendants filed a motion to dismiss the class action. On April 1, 2016, the Court granted defendants' motion to dismiss with prejudice as to certain claims and without prejudice as to other claims, and dismissed the entire case without prejudice.
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
On November 9, 2015, Essar filed for protection under CCAA in Canada in the Ontario Superior Court of Justice and Chapter 15 bankruptcy protection in the United States in the U.S. District Court for the District of Delaware. As a result of the stay related to Essar's bankruptcy proceedings, the litigation in U.S. District Court for the Northern District of Ohio was dismissed without prejudice stating that either party could reinstate the case upon application, if necessary, when the bankruptcy proceedings have concluded. Essar moved the CCAA Court to determine that the Cliffs Plaintiffs' termination of the Pellet Agreement was invalid and to reinstate the Pellet Agreement. The Cliffs Plaintiffs have objected based upon inappropriate jurisdiction and other grounds. On January 25, 2016, the CCAA Court determined that it has proper jurisdiction and instructed the parties to determine an appropriate procedure to try the facts in front of the CCAA Court. The Cliffs Plaintiffs filed an appeal of the CCAA Court's decision regarding proper jurisdiction on February 8, 2016. The CCAA Court retained jurisdiction of the contract dispute and ordered the parties to mediation in April. On April 25, 2016, the Cliffs Plaintiffs settled their contract dispute with Essar.  The settlement, which resolves all claims between the parties, is subject to documentation and requisite court approval.  Pursuant to the settlement, the Cliffs Plaintiffs will resume supplying iron ore pellets to Essar beginning in the second half of 2016.
Exchange Offer Litigation. On March 14, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York captioned Waxman et al. v. Cliffs Natural Resources Inc., No. 1:16-cv-01899. Generally, the lawsuit alleges that the Exchange Offers announced on January 27, 2016 violated the Trust Indenture Act of 1939 (the "TIA") and breached the indentures governing the senior notes subject to the Exchange Offers because the Exchange Offers were offered only to certain noteholders that were qualified institutional buyers ("QIBs") and not to non-QIBs. The suit seeks class certification with respect to non-QIB noteholders of the 5.90% Senior Notes due 2020 and the 6.25% Senior Notes due 2040 (collectively, the “Class Notes”), which QIBs were permitted to exchange for newly-issued 1.5

Lien Notes. Plaintiffs allege that the Exchange Offers had the effect of subordinating their Class Notes to those of the QIBs who elected to exchange their notes and also impaired the Plaintiffs’ rights to receive payment of the principal and interest under the Class Notes and to institute suit to compel such payment. In addition to alleged violation of the TIA and breach of contract, Plaintiffs seek unspecified damages for breach of the implied covenant of good faith and fair dealing and unjust enrichment, and also seek declaratory judgment that the Exchange Offers are null and void. We believe that this claim is without merit and intend to defend vigorously against the claims.
Putative Class Action Lawsuits. See Note 20 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the putative class action lawsuits, settlement of one which is pending final court approval and the other settlement of which has been approved by the court. Such description is incorporated by reference into this Item 1 by reference.
Shareholder Derivative Lawsuits. See Note 20 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the three settled shareholder derivative lawsuits and the additional derivative shareholder action that has been dismissed. Such description is incorporated by reference into this Item 1 by reference.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2016	330	$1.59	—	$—
February 1 - 29, 2016	9,184	$1.79	—	$—
March 1 - 31, 2016	—	$—	—	$—
	9,514	$1.78	—	$—
During the first quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $10.0 million aggregate principal amount of our 2018 Senior Notes. The issuance of the common shares in exchange for our 2018 Senior Notes was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 57.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate Controller,
Treasurer and Chief Accounting Officer
Date:	April 28, 2016

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 2, 2016, including Form of 8.00% 1.5 Lien Senior Secured Notes due 2020 (filed herewith)

10.1
*Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting December 31, 2018) and Restricted Stock Unit Award Agreement (filed herewith)

10.2
*Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) (Vesting December 31, 2018) and Cash Incentive Award Agreement (TSR) (filed herewith)

10.3
*Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (EBITDA) (January 1, 20XX - December 31, 20XX) and Cash Incentive Award Agreement (EBITDA) (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 28, 2016 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of April 28, 2016 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of April 28, 2016 (furnished herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of April 28, 2016 (furnished herewith)

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