Form 10-Q
period 2016-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2016-07-28
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 183,870,057 as of July 25, 2016.

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

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Chromite Project	Cliffs Chromite Ontario Inc.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Essar	Essar Steel Algoma Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LTVSMC	LTV Steel Mining Company
MMBtu	Million British Thermal Units
Monitor	FTI Consulting Canada Inc.
Moody's	Moody's Investors Service, Inc., a subsidiary of Moody's Corporation, and its successors
Northshore	Northshore Mining Company
N/M	Not meaningful
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement employment benefits
Pinnacle	Pinnacle Mining Company, LLC
Platts IODEX
Refers to the Platts daily iron ore assessment rate for “IODEX 62% Fe cost and freight North China” or seaborne traded iron ore fines as published in the McGraw-Hill Companies ‘Platts Steel Markets Daily’ report

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

2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108.2	$285.2
Accounts receivable, net	61.5	40.2
Inventories	391.2	329.6
Supplies and other inventories	102.0	110.4
Short-term assets of discontinued operations	—	14.9
Loans to and accounts receivable from the Canadian Entities	70.2	72.9
Insurance coverage receivable	0.8	93.5
Other current assets	45.3	36.0
TOTAL CURRENT ASSETS	779.2	982.7
PROPERTY, PLANT AND EQUIPMENT, NET	993.1	1,059.0
OTHER ASSETS
Other non-current assets	78.7	93.8
TOTAL OTHER ASSETS	78.7	93.8
TOTAL ASSETS	$1,851.0	$2,135.5
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2016	December 31, 2015
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$91.9	$106.3
Accrued expenses	141.1	156.0
Short-term liabilities of discontinued operations	4.4	6.9
Guarantees	0.2	96.5
Insured loss	0.8	93.5
Other current liabilities	137.7	122.5
TOTAL CURRENT LIABILITIES	376.1	581.7
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	206.4	221.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	217.4	231.2
LONG-TERM DEBT	2,489.7	2,699.4
OTHER LIABILITIES	240.3	213.8
TOTAL LIABILITIES	3,529.9	3,947.1
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference
Issued and Outstanding - no shares (2015 - 731,223 shares)	—	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2015 - 400,000,000 shares);
Issued - 189,622,349 shares (2015 - 159,546,224 shares);
Outstanding - 183,864,626 shares (2015 - 153,591,930 shares)	23.7	19.8
Capital in excess of par value of shares	3,037.5	2,298.9
Retained deficit	(4,627.4)	(4,748.4)
Cost of 5,757,723 common shares in treasury (2015 - 5,954,294 shares)	(255.5)	(265.0)
Accumulated other comprehensive loss	(9.0)	(18.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,830.7)	(1,981.4)
NONCONTROLLING INTEREST	151.8	169.8
TOTAL DEFICIT	(1,678.9)	(1,811.6)
TOTAL LIABILITIES AND DEFICIT	$1,851.0	$2,135.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$452.8	$454.3	$728.4	$857.4
Freight and venture partners' cost reimbursements	43.4	43.8	73.3	86.7
	496.2	498.1	801.7	944.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(404.7)	(440.8)	(679.3)	(806.0)
SALES MARGIN	91.5	57.3	122.4	138.1
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(22.5)	(30.8)	(50.7)	(59.8)
Miscellaneous - net	5.7	(0.8)	2.7	19.3
	(16.8)	(31.6)	(48.0)	(40.5)
OPERATING INCOME	74.7	25.7	74.4	97.6
OTHER INCOME (EXPENSE)
Interest expense, net	(50.7)	(63.6)	(107.5)	(106.5)
Gain on extinguishment/restructuring of debt	3.6	—	182.4	313.7
Other non-operating income (expense)	0.2	(2.1)	0.3	(2.9)
	(46.9)	(65.7)	75.2	204.3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	27.8	(40.0)	149.6	301.9
INCOME TAX BENEFIT (EXPENSE)	2.1	1.8	(5.4)	(173.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	29.9	(38.2)	144.2	128.6
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(0.4)	103.4	2.1	(825.1)
NET INCOME (LOSS)	29.5	65.2	146.3	(696.5)
INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(16.7)	(5.0)	(25.5)	(3.1)
(Three and Six Months Ended June 30, 2016 - No loss related to Discontinued Operations, Three Months Ended June 30, 2015 - No loss related to Discontinued Operations, Six Months Ended June 30, 2015 - Loss of $7.7 million related to Discontinued Operations)

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$12.8	$60.2	$120.8	$(699.6)
PREFERRED STOCK DIVIDENDS	—	—	—	(12.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$12.8	$60.2	$120.8	$(712.4)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.07	$(0.28)	$0.67	$0.74
Discontinued operations	—	0.67	0.01	(5.39)
	$0.07	$0.39	$0.68	$(4.65)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.07	$(0.28)	$0.67	$0.70
Discontinued operations	—	0.67	0.01	(4.62)
	$0.07	$0.39	$0.68	$(3.92)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	182,330	153,232	177,003	153,203
Diluted	184,557	153,232	178,305	178,685
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$—	$—	$—	$0.44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$12.8	$60.2	$120.8	$(699.6)
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	6.5	0.6	11.9	29.4
Unrealized net gain on marketable securities, net of tax	—	0.7	—	1.5
Unrealized net gain (loss) on foreign currency translation	(2.7)	0.5	1.7	168.5
Unrealized net gain (loss) on derivative financial instruments, net of tax	0.2	8.3	(3.3)	7.5
OTHER COMPREHENSIVE INCOME	4.0	10.1	10.3	206.9
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.7)	(0.8)	(1.3)	10.0
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$16.1	$69.5	$129.8	$(482.7)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$146.3	$(696.5)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	62.1	63.5
Impairment of other long-lived assets	—	76.6
Deferred income taxes	—	162.6
Gain on extinguishment/restructuring of debt	(182.4)	(313.7)
(Gain) loss on deconsolidation, net of cash deconsolidated	(4.1)	641.4
Other	5.2	54.3
Changes in operating assets and liabilities:
Receivables and other assets	103.6	136.6
Inventories	(52.2)	(217.4)
Payables, accrued expenses and other liabilities	(97.8)	(155.6)
Net cash used by operating activities	(19.3)	(248.2)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(20.2)	(34.4)
Other investing activities	5.9	0.4
Net cash used by investing activities	(14.3)	(34.0)
FINANCING ACTIVITIES
Repayment of equipment loans	(95.6)	(1.9)
Distributions of partnership equity	(28.1)	(17.1)
Debt issuance costs	(5.2)	(33.6)
Proceeds from first lien notes offering	—	503.5
Repurchase of debt	—	(133.3)
Borrowings under credit facilities	105.0	309.8
Repayment under credit facilities	(105.0)	(309.8)
Preferred stock dividends	—	(25.6)
Other financing activities	(13.6)	(23.6)
Net cash provided (used) by financing activities	(142.5)	268.4
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	(0.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(177.0)	(14.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285.2	290.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108.2	$276.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the Eastern Canadian Iron Ore and North American Coal segment's discontinued operations.
We report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations as of June 30, 2016:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Active
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.

Equity Method Investments
Our 23 percent ownership interest in Hibbing is recorded as an equity method investment. As of June 30, 2016 and December 31, 2015, our investment in Hibbing was $3.7 million and $2.4 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
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
For the three and six months ended June 30, 2016, we incurred a net gain of $0.2 million and a net loss of $0.9 million, respectively, from the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended June 30, 2016, gains of $0.5 million and losses of $0.2 million and for the six months ended June 30, 2016, gains of $1.5 million and losses of $2.6 million resulted from remeasurement of cash and cash equivalents and remeasurement of certain obligations, respectively.
For the three and six months ended June 30, 2015, net losses of $0.8 million and gains of $12.7 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended June 30, 2015, losses of $0.7 million resulted from remeasurement of cash and cash equivalents, respectively. Additionally, of these amounts for the six months ended June 30, 2015, gains of $12.4 million and $0.7 million resulted from remeasurement of short-term intercompany loans and cash and cash equivalents, respectively.
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
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. The U.S. Iron Ore segment is comprised of our interests in five U.S. mines that provide iron ore to the integrated steel industry. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first half of 2016 or 2015.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on the key indicators of EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, extinguishment/restructuring of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of SG&A costs.  These measures allow management and investors to focus on our ability to service our debt, as well as, illustrate how the business and each operating segment is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
The following tables present a summary of our reportable segments for the three and six months ended June 30, 2016 and 2015, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenues from product sales and services:
U.S. Iron Ore	$361.7	73%	$369.7	74%	$547.2	68%	$681.5	72%
Asia Pacific Iron Ore	134.5	27%	128.4	26%	254.5	32%	262.6	28%
Total revenues from product sales and services	$496.2	100%	$498.1	100%	$801.7	100%	$944.1	100%

Sales margin:
U.S. Iron Ore	$70.0		$49.0		$83.2		$129.0
Asia Pacific Iron Ore	21.5		8.3		39.2		9.1
Sales margin	91.5		57.3		122.4		138.1
Other operating expense	(16.8)		(31.6)		(48.0)		(40.5)
Other income (expense)	(46.9)		(65.7)		75.2		204.3
Income (loss) from continuing operations before income taxes	$27.8		$(40.0)		$149.6		$301.9

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$29.5	$65.2	$146.3	$(696.5)
Less:
Interest expense, net	(50.7)	(64.3)	(107.5)	(108.5)
Income tax benefit (expense)	2.1	2.9	(5.4)	(172.1)
Depreciation, depletion and amortization	(26.9)	(30.5)	(62.1)	(63.5)
EBITDA	$105.0	$157.1	$321.3	$(352.4)
Less:
Impact of discontinued operations	(0.4)	103.0	2.1	(821.1)
Gain on extinguishment/restructuring of debt	3.6	—	182.4	313.7
Severance and contractor termination costs	—	(10.0)	(0.1)	(11.6)
Foreign exchange remeasurement	0.2	(0.8)	(0.9)	12.7
Adjusted EBITDA	$101.6	$64.9	$137.8	$153.9

EBITDA:
U.S. Iron Ore	$94.1	$68.8	$135.5	$170.4
Asia Pacific Iron Ore	26.1	9.6	48.4	27.6
Other	(15.2)	78.7	137.4	(550.4)
Total EBITDA	$105.0	$157.1	$321.3	$(352.4)

Adjusted EBITDA:
U.S. Iron Ore	$97.2	$77.2	$143.3	$182.3
Asia Pacific Iron Ore	26.5	17.4	49.5	23.1
Other	(22.1)	(29.7)	(55.0)	(51.5)
Total Adjusted EBITDA	$101.6	$64.9	$137.8	$153.9

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation, depletion and amortization:
U.S. Iron Ore	$19.4	$22.0	$46.3	$43.7
Asia Pacific Iron Ore	6.1	6.7	12.9	13.0
Other	1.4	1.8	2.9	3.6
Total depreciation, depletion and amortization	$26.9	$30.5	$62.1	$60.3

Capital additions[1]:
U.S. Iron Ore	$9.2	$11.3	$13.7	$20.8
Asia Pacific Iron Ore	—	1.1	—	4.5
Other	2.1	3.2	4.4	3.6
Total capital additions	$11.3	$15.6	$18.1	$28.9

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2016	December 31, 2015
Assets:
U.S. Iron Ore	$1,510.3	$1,476.4
Asia Pacific Iron Ore	166.4	202.5
Total segment assets	1,676.7	1,678.9
Corporate	174.3	441.7
Assets of Discontinued Operations	—	14.9
Total assets	$1,851.0	$2,135.5
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2016 and December 31, 2015:

	(In Millions)
	June 30, 2016			December 31, 2015
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$309.9	$26.7	$336.6	$252.3	$11.7	$264.0
Asia Pacific Iron Ore	13.6	41.0	54.6	20.8	44.8	65.6
Total	$323.5	$67.7	$391.2	$273.1	$56.5	$329.6

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of June 30, 2016 and December 31, 2015:

	(In Millions)
	June 30, 2016	December 31, 2015
Land rights and mineral rights	$500.5	$500.5
Office and information technology	64.2	71.0
Buildings	60.5	60.4
Mining equipment	596.8	594.0
Processing equipment	519.3	516.8
Electric power facilities	49.4	46.4
Land improvements	24.8	24.8
Asset retirement obligation	67.1	87.9
Other	28.0	28.2
Construction in-progress	43.3	40.3
	1,953.9	1,970.3
Allowance for depreciation and depletion	(960.8)	(911.3)
	$993.1	$1,059.0
We recorded depreciation and depletion expense of $25.7 million and $59.5 million in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2016, respectively. This compares with depreciation and depletion expense of $29.5 million and $58.2 million for the three and six months ended and June 30, 2015, respectively.

NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of June 30, 2016 and December 31, 2015:

($ in Millions)
June 30, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
$700 Million 4.875% 2021 Senior Notes	4.89%	$336.2	$(1.3)	$(0.2)	$334.7	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	4.83%	249.3	(0.8)	(0.2)	248.3	(2)
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.5)	292.4	(3)
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.7)	(0.6)	224.3	(4)
$500 Million 3.95% 2018 Senior Notes	6.15%	283.6	(0.6)	(0.8)	282.2	(5)
$540 Million 8.25% 2020 First Lien Notes	9.97%	540.0	(9.2)	(29.0)	501.8
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	74.3	292.8	(6)
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(6.6)	(94.9)	328.6	(7)
$550 Million ABL Facility:
ABL Facility	N/A	550.0	N/A	N/A	—	(8)
Fair Value Adjustment to Interest Rate Hedge					2.1
Total debt		$3,131.7			$2,507.2
Less: Current portion					17.5
Long-term debt					$2,489.7

($ in Millions)
December 31, 2015
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
$700 Million 4.875% 2021 Senior Notes	4.89%	$412.5	$(1.7)	$(0.2)	$410.6
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	4.83%	306.7	(1.1)	(0.4)	305.2
$800 Million 6.25% 2040 Senior Notes	6.34%	492.8	(4.3)	(5.8)	482.7
$400 Million 5.90% 2020 Senior Notes	5.98%	290.8	(1.1)	(0.8)	288.9
$500 Million 3.95% 2018 Senior Notes	6.30%	311.2	(0.9)	(1.2)	309.1
$540 Million 8.25% 2020 First Lien Notes	9.97%	540.0	(10.5)	(32.1)	497.4
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	544.2	(9.5)	(131.5)	403.2
$550 Million ABL Facility:
ABL Facility	N/A	550.0	N/A	N/A	—	(9)
Fair Value Adjustment to Interest Rate Hedge					2.3
Total debt		$3,448.2			$2,699.4

(1)
On March 2, 2016, we exchanged as part of an exchange offer $76.3 million of the 4.875 percent senior notes for $30.5 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $40.9 million, including undiscounted interest payments as of June 30, 2016.

(2)
On March 2, 2016, we exchanged as part of an exchange offer $44.7 million of the 4.80 percent senior notes for $17.9 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $23.9 million, including undiscounted interest payments as of June 30, 2016. Additionally, during the second quarter of 2016 we entered into a debt for equity exchange; see NOTE 15 - CAPITAL STOCK for further discussion of this transaction.

(3)
On March 2, 2016, we exchanged as part of an exchange offer $194.4 million of the 6.25 percent senior notes for $75.8 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $101.5 million, including undiscounted interest payments as of June 30, 2016.

(4)
On March 2, 2016, we exchanged as part of an exchange offer $65.1 million of the 5.90 percent senior notes for $26.0 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $34.9 million, including undiscounted interest payments as of June 30, 2016.

(5)
On March 2, 2016, we exchanged as part of an exchange offer $17.6 million of the 3.95 percent senior notes for $11.4 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $15.3 million, including undiscounted interest payments as of June 30, 2016. Additionally, during the first quarter of 2016 we entered into a debt for equity exchange; see NOTE 15 - CAPITAL STOCK for further discussion of this transaction.

(6)
See the section entitled "$218.5 million 8.00 percent 2020 Senior Secured 1.5 Lien Notes - 2016 Exchange Offers" below for further discussion related to this instrument. As of June 30, 2016, $17.5 million of the undiscounted interest is recorded as current and classified as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.

(7)
On March 2, 2016, we exchanged as part of an exchange offer $114.1 million of the 7.75 percent senior notes for $57.0 million of the 8.00 percent 1.5 lien notes that are recorded at a carrying value of $76.3 million, including undiscounted interest payments as of June 30, 2016.

(8)
As of June 30, 2016, no loans were drawn under the ABL Facility and we had total availability of $425.6 million as a result of borrowing base limitations. As of June 30, 2016, the principal amount of letter of credit obligations totaled $112.8 million, thereby further reducing available borrowing capacity on our ABL Facility to $312.8 million.

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
We accounted for the 1.5 Lien Notes exchange as a TDR. For an exchange classified as TDR, if the future undiscounted cash flows of the newly issued debt are less than the net carrying value of the original debt, the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount, a gain is recorded for the difference and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value.  Accordingly, we recognized a gain of $174.3 million in the Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations. As a result, our reported interest expense will be less than the contractual interest payments throughout the term of the 1.5 Lien Notes. Debt issuance costs incurred of $5.2 million related to the notes exchange were expensed and were included in the Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations as of June 30, 2016.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of June 30, 2016 and December 31, 2015, these letter of credit obligations totaled $112.8 million and $186.3 million, respectively.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at June 30, 2016:

(In Millions)
Maturities of Debt
2016 (July 1 - December 31)	$—
2017	—
2018	283.6
2019	—
2020	1,663.5
2021	336.2
2022 and thereafter	298.4
Total maturities of debt	$2,581.7
NOTE 6 - FAIR VALUE MEASUREMENTS
We have various financial instruments that require fair value measurements classified as Level 1, Level 2 and Level 3 of the fair value hierarchy. The following discussion represents the assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015.
There were no Level 1 financial assets as of June 30, 2016. Financial assets classified in Level 1 as of December 31, 2015, include money market funds of $30.0 million. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The derivative financial assets classified within Level 3 at June 30, 2016 and December 31, 2015 primarily relate to a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled steel at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at June 30, 2016 and December 31, 2015. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.

The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at June 30, 2016	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate per dry metric ton (Weighted Average)

Provisional Pricing Arrangements	$2.1	Other current assets	Market Approach	Management's Estimate of 62% Fe	$55
	$2.6	Other current liabilities
Customer Supply Agreement	$23.7	Other current assets	Market Approach	Hot-Rolled Steel Estimate	$430 - $530 ($480)
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
We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2016 or 2015. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$9.0	$34.5	$7.8	$63.2
Total gains (losses)
Included in earnings	34.5	0.6	45.7	10.7
Settlements	(17.7)	(27.4)	(27.7)	(66.2)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$25.8	$7.7	$25.8	$7.7
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$21.6	$0.6	$21.9	$10.7

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$(6.2)	$(16.2)	$(3.4)	$(9.5)
Total gains (losses)
Included in earnings	(2.8)	1.1	(8.4)	(17.3)
Settlements	6.4	7.1	9.2	18.8
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - June 30	$(2.6)	$(8.0)	$(2.6)	$(8.0)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(0.7)	$(5.8)	$(2.6)	$(8.0)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2016 and 2015.
The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at June 30, 2016 and December 31, 2015 were as follows:

		(In Millions)
		June 30, 2016		December 31, 2015
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes—$700 million	Level 1	$334.7	$223.6	$410.6	$69.4
Senior Notes—$1.3 billion	Level 1	540.7	349.6	787.9	137.4
Senior Notes—$400 million	Level 1	224.3	167.0	288.9	52.8
Senior Notes—$500 million	Level 1	282.2	268.0	309.1	87.1
Senior First Lien Notes —$540 million	Level 1	501.8	548.1	497.4	414.5
Senior 1.5 Lien Notes —$218.5 million	Level 2	292.8	197.0	—	—
Senior Second Lien Notes —$544.2 million	Level 1	328.6	352.7	403.2	134.7
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	2.1	2.1	2.3	2.3
Total long-term debt		$2,507.2	$2,108.1	$2,699.4	$898.2
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
Historically, we selected a single-weighted discount rate to be used for all pension and other postretirement benefit plans based on the 10th to 90th percentile results. Beginning January 1, 2016, we elected to select a separate discount rate for each plan, based on 40th to 90th percentile results. The discount rates are determined by matching the projected cash flows used to determine the projected benefit obligation and accumulated postretirement benefit obligation to a projected yield curve of 688 Aa graded bonds. These bonds are either noncallable or callable with make-whole provisions. We made this change in order to more precisely measure our service and interest costs, by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  As this change is treated as a change in estimate, the impact is reflected in the first half of the current fiscal year and prospectively, and historical measurements of service and interest cost were not affected.
This change in estimate is anticipated to reduce our current year annual net periodic benefit expense by approximately $8.4 million for our pension plans and by approximately $2.3 million for our other postretirement benefit plans. Accordingly, for the three and six months ended June 30, 2016, total service cost and interest cost for the defined benefit pension plans were $12.0 million and $23.9 million, respectively, a reduction of $2.1 million and $4.2 million, respectively, as a result of implementing the new approach.
For the three and six months ended June 30, 2016, total service cost and interest cost for the other postretirement benefit plans were $2.7 million and $5.4 million, respectively, a reduction of $0.6 million and $1.1 million, respectively, as a result of implementing the new approach.
The following are the components of defined benefit pension and OPEB expense for the three and six months ended June 30, 2016 and 2015:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$4.5	$6.3	$9.0	$12.6
Interest cost	7.5	9.5	14.9	18.9
Expected return on plan assets	(13.7)	(15.0)	(27.4)	(29.9)
Amortization:
Prior service costs	0.5	0.6	1.1	1.2
Net actuarial loss	5.3	5.4	10.5	10.8
Curtailments/settlements	—	$—	—	0.3
Net periodic benefit cost to continuing operations	$4.1	$6.8	$8.1	$13.9

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$0.4	$1.5	$0.9	$3.0
Interest cost	2.3	3.2	4.5	6.5
Expected return on plan assets	(4.3)	(4.6)	(8.5)	(9.2)
Amortization:
Prior service credits	(0.9)	(0.9)	(1.8)	(1.8)
Net actuarial loss	1.4	—	2.8	3.1
Net periodic benefit cost to continuing operations	$(1.1)	$(0.8)	$(2.1)	$1.6
We made pension contributions of $0.3 million for the three and six months ended June 30, 2016, compared to pension contributions of $0.3 million and $4.2 million for the three and six months ended June 30, 2015. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and six months ended June 30, 2016 and June 30, 2015.
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
NOTE 9 - INCOME TAXES
Our 2016 estimated annual effective tax rate before discrete items is approximately 3.1 percent. The annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowances in excess of the deferred tax assets generated in the current year. A comparable annual effective tax rate has not been provided for the six months ended 2015 as our loss for the six months ended June 30, 2015 exceeded the anticipated ordinary loss for the full year and, therefore, our tax expense recorded was calculated using actual year-to-date amounts rather than an estimated annual effective tax rate.
For the three and six months ended June 30, 2016, we recorded discrete items that resulted in an income tax expense of $0.6 million and $0.7 million, respectively. These adjustments relate primarily to quarterly interest accrued on reserves for uncertain tax positions. For the three and six months ended June 30, 2015 there were discrete items that resulted in an income tax benefit of $0.3 million and income tax expense of $167.2 million, respectively. These items were largely related to the recording of valuation allowances against existing deferred tax assets as a result of the determination that these would no longer be realizable.

NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $2.2 million and $4.6 million for the three and six months ended June 30, 2016, compared with $2.0 million and $6.3 million for the same period in 2015.
Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2016 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2016 (July 1 - December 31)	$12.4		$4.6
2017	22.8		8.9
2018	18.4		7.5
2019	10.2		4.9
2020	9.2		4.9
2021 and thereafter	9.3		5.0
Total minimum lease payments	$82.3		$35.8
Amounts representing interest	15.4
Present value of net minimum lease payments	$66.9	(1)

(1)
The total is comprised of $18.2 million and $48.7 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2016.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $220.0 million and $234.0 million at June 30, 2016 and December 31, 2015, respectively. The following is a summary of the obligations as of June 30, 2016 and December 31, 2015:

	(In Millions)
	June 30, 2016	December 31, 2015
Environmental	$3.5	$3.6
Mine closure
LTVSMC	24.8	24.1
Operating mines:
U.S. Iron Ore	174.5	189.9
Asia Pacific Iron Ore	17.2	16.4
Total mine closure	216.5	230.4
Total environmental and mine closure obligations	220.0	234.0
Less current portion	2.6	2.8
Long term environmental and mine closure obligations	$217.4	$231.2
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	(In Millions)
	June 30, 2016	December 31, 2015
Asset retirement obligation at beginning of period	$206.3	$142.4
Accretion expense	5.8	6.5
Exchange rate changes	0.4	(1.1)
Revision in estimated cash flows	(20.8)	58.5
Asset retirement obligation at end of period	$191.7	$206.3
The revisions in the estimated cash flows recorded during the six months ended June 30, 2016 relate primarily to revisions of the timing of the estimated cash flows related to one of our U.S. mines. For the year ended December 31, 2015, the revisions in estimated cash flows recorded during the year related primarily to revisions in the timing of the estimated cash flows and the technology associated with required storm water management systems expected to be implemented subsequent to the indefinite idling of the Empire mine.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The carrying amount of goodwill for the six months ended June 30, 2016 and the year ended December 31, 2015 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets and Liabilities
The following table is a summary of intangible assets and liabilities as of June 30, 2016 and December 31, 2015:

		(In Millions)
		June 30, 2016			December 31, 2015
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.6	$(22.8)	$55.8	$78.4	$(20.2)	$58.2
Total intangible assets		$78.6	$(22.8)	$55.8	$78.4	$(20.2)	$58.2
Below-market sales contracts	Other current liabilities	$(23.1)	$7.7	$(15.4)	$(23.1)	$—	$(23.1)
Below-market sales contracts	Other liabilities	(205.8)	205.8	—	(205.8)	205.8	—
Total below-market sales contracts		$(228.9)	$213.5	$(15.4)	$(228.9)	$205.8	$(23.1)

Amortization expense relating to intangible assets was $1.2 million and $2.6 million for the three and six months ended June 30, 2016 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $1.0 million and $2.1 million for the comparable periods in 2015. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2016 (remaining six months)	$1.8
2017	4.2
2018	4.2
2019	2.5
2020	2.5
2021	2.5
Total	$17.7
The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which expires December 31, 2016. For the three and six months ended June 30, 2016 and 2015, we recognized $7.7 million in Product revenues related to the below-market sales contract. The remaining $15.4 million is estimated to be recognized in Product revenues during the remainder of 2016.

NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2016 and December 31, 2015:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Customer Supply Agreement	Other current assets	23.7	Other current assets	5.8		—		—
Provisional Pricing Arrangements	Other current assets	2.1	Other current assets	2.0	Other current liabilities	2.6	Other current liabilities	3.4
Commodity Contracts		—		—		—	Other current liabilities	0.6
Total derivatives not designated as hedging instruments under ASC 815		$25.8		$7.8		$2.6		$4.0
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
We recognized a $19.5 million and $19.9 million net gain in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2016, related to the supplemental payments. This compares with Product revenues of $0.4 million and $10.5 million for the comparable periods in 2015. Other current assets, representing the fair value of the pricing factors, were $23.7 million and $5.8 million in the June 30, 2016 and December 31, 2015 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is initially recorded at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At June 30, 2016 and December 31, 2015, we recorded $2.1 million and $2.0 million, respectively, as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our Asia Pacific Iron Ore customers. At June 30, 2016 and December 31, 2015, we recorded $2.6 million and $3.4 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a $1.8 million and $0.3 million net gain in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2016 related to these arrangements. This compares with a net $8.4 million increase and a net $7.8 million decrease in Product revenues for the comparable periods in 2015.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2016 and 2015:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Customer Supply Agreement	Product revenues	19.5	0.4	19.9	10.5
Provisional Pricing Arrangements	Product revenues	1.8	8.4	0.3	(7.8)
Foreign Exchange Contracts	Other non-operating income (expense)	—	(3.4)	—	2.5
Commodity Contracts	Cost of goods sold and operating expenses	—	0.2	—	(3.4)
Foreign Exchange Contracts	Product revenues	—	(9.7)	—	(9.7)
		$21.3	$(4.1)	$20.2	$(7.9)

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

(In Millions)
			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Unaudited Condensed Consolidated Operations
Income (Loss) from Discontinued Operations, net of tax	QTD June 30, 2016	$(0.7)	$0.3	$—	$0.3	$(0.4)
Income (Loss) from Discontinued Operations, net of tax	QTD June 30, 2015	$(31.5)	$134.9	$—	$134.9	$103.4
Income (Loss) from Discontinued Operations, net of tax	YTD June 30, 2016	$(2.0)	$4.1	$—	$4.1	$2.1
Income (Loss) from Discontinued Operations, net of tax	YTD June 30, 2015	$(107.2)	$(717.8)	$(0.1)	$(717.9)	$(825.1)

Statements of Unaudited Condensed Consolidated Financial Position
Short-term assets of discontinued operations	As of June 30, 2016	$—	$—	$—	$—	$—
Short-term liabilities of discontinued operations	As of June 30, 2016	$4.4	$—	$—	$—	$4.4
Short-term assets of discontinued operations	As of December 31, 2015	$14.9	$—	$—	$—	$14.9
Short-term liabilities of discontinued operations	As of December 31, 2015	$6.9	$—	$—	$—	$6.9

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization:	YTD June 30, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD June 30, 2015	$5.5	$—	$—	$—	$5.5
Impairment of other long-lived assets	YTD June 30, 2015	$73.4	$—	$—	$—	$73.4
North American Coal Operations
Loss on Discontinued Operations
Our previously reported North American Coal operating segment results are classified as discontinued operations for all periods presented. The closing of the sale of our Oak Grove and Pinnacle mines on December 22, 2015, completed a strategic shift in our business.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
Loss from Discontinued Operations	2016	2015	2016	2015
Revenues from product sales and services	$—	$142.7	$—	$259.3
Cost of goods sold and operating expenses	—	(167.0)	—	(274.3)
Sales margin	—	(24.3)	—	(15.0)
Other operating expense	(0.8)	(7.1)	(2.0)	(18.3)
Other expense	—	(0.5)	—	(1.0)
Loss from discontinued operations before income taxes	(0.8)	(31.9)	(2.0)	(34.3)
Impairment of long-lived assets	—	—	—	(73.4)
Income tax benefit (expense)	0.1	0.4	—	0.5
Loss from discontinued operations, net of tax	$(0.7)	$(31.5)	$(2.0)	$(107.2)
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations(1)	June 30, 2016	December 31, 2015
Other current assets	$—	$14.9
Total assets of discontinued operations	$—	$14.9

Accrued liabilities	$0.3	$—
Other current liabilities(1)	4.1	6.9
Total liabilities of discontinued operations	$4.4	$6.9
(1) At June 30, 2016 and December 31, 2015, we had $5.8 million and $7.8 million, respectively, of contingent liabilities associated with our exit from the coal business recorded on our parent company.

Income Taxes
We recognized $0.1 million tax benefit for the three months ended June 30, 2016 and no tax benefit for the six months ended June 30, 2016 in Income (Loss) from Discontinued Operations, net of tax, related to our North American Coal investments. For the three and six months ended June 30, 2015, we recognized a tax benefit of $0.4 million and $0.5 million, respectively, in Income (Loss) from Discontinued Operations, net of tax. This benefit was primarily the result of a loss on our North American Coal investments.
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

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June,
Gain (Loss) from Discontinued Operations	2016	2015	2016	2015
Revenues from product sales and services	$—	$—	$—	$11.3
Cost of goods sold and operating expenses	—	—	—	(11.1)
Sales margin	—	—	—	0.2
Other operating expense	—	(0.5)	—	(33.8)
Other expense	—	—	—	(1.0)
Loss from discontinued operations before income taxes	—	(0.5)	—	(34.6)
Gain (loss) from deconsolidation	0.3	134.7	4.1	(684.0)
Income tax benefit (expense)	—	0.7	—	0.7
Gain (loss) from discontinued operations, net of tax	$0.3	$134.9	$4.1	$(717.9)
Canadian Entities gain from deconsolidation totaled $0.3 million and $4.1 million for the three and six months ended June 30, 2016, respectively, which included the following:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment impairment on deconsolidation[1]	$0.3	$(4.4)	$4.1	$(480.4)
Contingent liabilities	—	139.1	—	(203.6)
Total gain (loss) from deconsolidation	$0.3	$134.7	$4.1	$(684.0)

[1] Includes the adjustment to fair value of our remaining interest in the Canadian Entities.
We have no contingent liabilities for the three and six months ended June 30, 2016 compared to $139.1 million and $203.6 million for the three and six months ended June 30, 2015, respectively. As a result of the deconsolidation we recorded accrued expenses for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases for a loss on deconsolidation of $203.6 million, for the six months ended June 30, 2015.
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
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $70.2 million and $72.9 million in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2016 and December 31, 2015, respectively.
Contingent Liabilities
Certain liabilities consisting primarily of equipment loans and environmental obligations of the Canadian Entities were secured through corporate guarantees and standby letters of credit. As of June 30, 2016, we have liabilities of $0.2 million and $38.5 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position. As of December 31, 2015, we had liabilities of $96.5 million and $35.9 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
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
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that were measured on a fair value basis at June 30, 2016 for the Canadian Operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	June 30, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$70.2	$70.2	$4.1
Liabilities:
Contingent liabilities	$—	$—	$38.7	$38.7	$—
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
DIP Financing
In connection with the Wabush Filing on May 20, 2015, the Montreal Court approved an agreement to provide a debtor-in-possession credit facility (the "DIP financing") to the Wabush Group, which provided for borrowings under the facility up to $10.0 million. The DIP financing was secured by a court-ordered charge over the assets of the Wabush Group. As of December 31, 2015, there was $6.8 million drawn and outstanding under the DIP financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company. During the six months ended June 30, 2016, the Wabush Group made an additional draw of $1.5 million. We subsequently received a repayment of $8.3 million and as a result, there was no outstanding balance due under the DIP financing arrangement from Wabush Iron Co. Limited’s parent company, Cliffs Mining Company as of June 30, 2016.
Income Taxes
We recognized no tax benefit for the three and six months ended June 30, 2016 in Gain (loss) from discontinued operations, net of tax. For the three and six months ended June 30, 2015, we recognized a tax benefit of $0.7 million in Gain (loss) from discontinued operations, net of tax.
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
Debt for Equity Exchange
During the second quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $12.6 million aggregate principal amount of our senior notes due 2020. Accordingly, we recognized a gain of $3.6 million in Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations as of June 30, 2016. The issuance of the common shares in exchange for our senior notes due 2020 was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.
During the first quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $10.0 million aggregate principal amount of our senior notes due 2018. Accordingly, we recognized a gain of $4.5 million in Gain on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations as of June 30, 2016. The issuance of the common shares in exchange for our senior notes due 2018 was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

NOTE 16 - SHAREHOLDERS' EQUITY (DEFICIT)
The following table reflects the changes in shareholders' equity (deficit) attributable to both Cliffs and the noncontrolling interests primarily related to Tilden and Empire of which Cliffs owns 85 percent and 79 percent, respectively, for the three and six months ended June 30, 2016 and June 30, 2015:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2015	$(1,981.4)	$169.8	$(1,811.6)
Comprehensive income
Net income	120.8	25.5	146.3
Other comprehensive income	9.0	1.3	10.3
Total comprehensive income	129.8	26.8	156.6
Issuance of common shares	14.4	—	14.4
Stock and other incentive plans	6.5	—	6.5
Distributions of partnership equity	—	(41.4)	(41.4)
Undistributed losses to noncontrolling interest	—	(3.4)	(3.4)
June 30, 2016	$(1,830.7)	$151.8	$(1,678.9)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2014	$(1,431.3)	$(303.0)	$(1,734.3)
Comprehensive income (loss)
Net loss	(699.6)	3.1	(696.5)
Other comprehensive income (loss)	216.9	(10.0)	206.9
Total comprehensive loss	(482.7)	(6.9)	(489.6)
Effect of deconsolidation	—	528.2	528.2
Stock and other incentive plans	3.0	—	3.0
Preferred share dividends	(12.8)	—	(12.8)
Distributions to noncontrolling interest	—	(34.7)	(34.7)
June 30, 2015	$(1,923.8)	$183.6	$(1,740.2)

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for June 30, 2016 and June 30, 2015:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(0.1)	4.4	(3.4)	(0.6)
Net loss reclassified from accumulated other comprehensive income (loss)	6.3	—	—	—	6.3
Balance March 31, 2016	$(236.6)	$—	$225.1	$(0.8)	$(12.3)
Other comprehensive income before reclassifications	(0.4)	—	(2.7)	0.1	(3.0)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.3	—	—	—	6.3
Balance June 30, 2016	$(230.7)	$—	$222.4	$(0.7)	$(9.0)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	9.3	2.8	(14.7)	(7.1)	(9.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	30.3	(2.0)	182.7	6.3	217.3
Balance March 31, 2015	$(251.5)	$(0.2)	$232.4	$(18.9)	$(38.2)
Other comprehensive income (loss) before reclassifications	1.3	1.0	1.2	0.5	4.0
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	(1.6)	(0.9)	—	7.8	5.3
Balance June 30, 2015	$(251.8)	$(0.1)	$233.6	$(10.6)	$(28.9)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and six months ended June 30, 2016:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of pension and postretirement benefit liability:
Prior service costs (1)	$(0.4)	$(0.3)	$(0.7)	$(0.6)
Net actuarial loss (1)	6.7	5.4	13.3	13.9
Settlements/curtailments (1)	—	—	—	0.3
Effect of deconsolidation (2)	—	(6.7)	—	15.1	Income (Loss) from Discontinued Operations, net of tax
	6.3	(1.6)	12.6	28.7	Total before taxes
	—	—	—	—	Income tax benefit (expense)
	$6.3	$(1.6)	$12.6	$28.7	Net of taxes

Unrealized gain (loss) on marketable securities:
Impairment	—	(1.2)	—	(3.2)	Other non-operating income (expense)
	—	0.3	—	0.3	Income tax benefit (expense)
	$—	$(0.9)	$—	$(2.9)	Net of taxes

Unrealized gain (loss) on foreign currency translation:
Effect of deconsolidation (2)	$—	$—	$—	$182.7	Income (Loss) from Discontinued Operations, net of tax
	—	—	—	—	Income tax benefit (expense)
	$—	$—	$—	$182.7	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$—	$11.1	$—	$20.1	Product revenues
	—	(3.3)	—	(6.0)	Income tax benefit (expense)
	$—	$7.8	$—	$14.1	Net of taxes

Total Reclassifications for the Period	$6.3	$5.3	$12.6	$222.6

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

(2)	Represents Canadian accumulated currency translation adjustments that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the six months ended June 30, 2016 and 2015 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2016	2015
Capital additions (1)	$18.1	$46.8
Cash paid for capital expenditures	20.2	34.4
Difference (Non-cash accruals)	$(2.1)	$12.4

(1)
Includes capital additions of $18.1 million related to continuing operations for the six months ended June 30, 2016. Includes capital additions of $28.9 million and $17.9 million related to continuing operations and discontinued operations, respectively, for the six months ended June 30, 2015.

NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at June 30, 2016:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date. Furthermore, as part of the 2014 extension agreement that was entered into between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and will continue through the first quarter of 2017.  During the three and six months ended June 30, 2016, we recorded distributions of $24.4 million and $41.4 million, respectively, under this agreement of which $17.0 million was paid as of June 30, 2016. In addition, we paid $11.1 million in January 2016 related to 2015 distributions. During the three and six months ended June 30, 2015, we recorded distributions of $31.7 million under this agreement of which $17.1 million was paid as of June 30, 2015.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenues from related parties	$241.6	$149.6	$345.0	$260.0
Total product revenues	452.8	454.3	728.4	857.4
Related party product revenue as a percent of total product revenue	53.4%	32.9%	47.4%	30.3%

Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $57.9 million and $15.8 million at June 30, 2016 and December 31, 2015, respectively. Amounts due to related parties recorded in Accounts payable, including provisional pricing arrangements, were $25.0 million at June 30, 2016 and amounts including provisional pricing arrangements and liabilities to related parties were $14.5 million at December 31, 2015.
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (Loss) from Continuing Operations	$29.9	$(38.2)	$144.2	$128.6
Income from Continuing Operations Attributable to Noncontrolling Interest	(16.7)	(5.0)	(25.5)	(3.1)
Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders	$13.2	$(43.2)	$118.7	$125.5
Income (Loss) from Discontinued Operations, net of tax	(0.4)	103.4	2.1	(825.1)
Net Income (Loss) Attributable to Cliffs Shareholders	$12.8	$60.2	$120.8	$(699.6)
Preferred Stock Dividends	—	—	—	(12.8)
Net Income (Loss) Attributable to Cliffs Common Shareholders	$12.8	$60.2	$120.8	$(712.4)
Weighted Average Number of Shares:
Basic	182.3	153.2	177.0	153.2
Depositary Shares	—	—	—	25.2
Employee Stock Plans	2.3	—	1.3	0.3
Diluted	184.6	153.2	178.3	178.7
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.07	$(0.28)	$0.67	$0.74
Discontinued operations	—	0.67	0.01	(5.39)
	$0.07	$0.39	$0.68	$(4.65)
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.07	$(0.28)	$0.67	$0.70
Discontinued operations	—	0.67	0.01	(4.62)
	$0.07	$0.39	$0.68	$(3.92)

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
Putative Class Action Lawsuits. In May 2014, alleged purchasers of our common shares filed suit in the U.S. District Court for the Northern District of Ohio against us and certain former officers and directors of the Company. The action is captioned Department of the Treasury of the State of New Jersey and Its Division of Investment v. Cliffs Natural Resources Inc., et al., No. 1:14-CV-1031. As amended, the action asserted violations of the federal securities laws based on alleged false or misleading statements or omissions during the period of March 14, 2012 to March 26, 2013, regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, and that the alleged misstatements caused our common shares to trade at artificially inflated prices. The parties settled this suit for $84 million and the case was dismissed on June 30, 2016. The settlement amount has been funded by insurance and will have no impact on our Statements of Unaudited Condensed Consolidated Operations and resulted in the reductions of the Insurance coverage receivable and Insured loss in the Statement of Unaudited Condensed Consolidated Financial Position by $84 million.

In June 2014, an alleged purchaser of the depositary shares issued by Cliffs in a public offering in February 2013 filed a putative class action, which is captioned Rosenberg v. Cliffs Natural Resources Inc., et al., No. CV-14-828140 (Cuyahoga County, Ohio, Court of Common Pleas). As amended, the suit asserted claims against us, certain current and former officers and directors of the Company, and several underwriters of the offering, alleging disclosure violations in the offering documents regarding operations at our Bloom Lake mine, the impact of those operations on our finances and outlook, and about the progress of our former exploratory chromite project in Ontario, Canada. The parties settled this suit for $10 million and the case was dismissed on April 14, 2016. The settlement amount has been funded by insurance and will have no impact on our Statements of Unaudited Condensed Consolidated Operations and resulted in the reduction of the Insurance coverage receivable and Insured loss in the Statement of Unaudited Condensed Consolidated Financial Position by $10 million.

Shareholder Derivative Lawsuits. In June and July 2014, alleged shareholders of Cliffs filed three derivative actions in the Cuyahoga County, Ohio, Court of Common Pleas asserting claims against certain current and former officers and directors of the Company. These actions, captioned Black v. Carrabba, et al., No. CV-14-827803, Asmussen v. Carrabba, et al., No. CV-14-829259, and Williams, et al. v. Carrabba, et al., No. CV-14-829499, alleged that the individually named defendants violated their fiduciary duties to the Company by, among other things, disseminating false and misleading information regarding operations at our Bloom Lake mine in Québec, Canada, and the impact of those operations on our finances and outlook, including sustainability of the dividend, failing to maintain internal controls, and failing to appropriately oversee and manage the Company. The complaints asserted additional claims for unjust enrichment, abuse of control, gross mismanagement, overpayment upon departure of certain executives, and waste of corporate assets. The parties settled this suit for $775,000 in attorneys' fees and expenses, which will be funded by insurance, and an agreement to enact or continue various corporate governance related measures. These cases were dismissed on July 7, 2016. A fourth near-identical shareholder derivative case, captioned Mansour v. Carrabba, et al., No. 16-CV-00390, had been filed in the U.S. District Court for the Northern District of Ohio and was voluntarily dismissed by the plaintiff on April 18, 2016. The resolution of these cases will have no impact on our financial position or operations.

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
Overview
Cliffs Natural Resources Inc. is a leading mining and natural resources company in the United States. We are a major supplier of iron ore pellets to the North American integrated steel industry from the five iron ore mines we currently operate located in Michigan and Minnesota. We also operate the Koolyanobbing iron ore mining complex in Western Australia. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders operating and financial transparency.
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers, which is heavily influenced by the global steel market and, in particular, Chinese steel production. In the first half of 2016, the U.S. produced approximately 40 million metric tons of crude steel or about 5 percent of total global crude steel production, which is flat when compared to the same period in 2015. U.S. total steel capacity utilization was approximately 72 percent in the first half of 2016, which is also flat compared to the same period in 2015. Additionally, in the first half of 2016, China produced approximately 400 million metric tons of crude steel, or approximately 50 percent of total global crude steel production. These figures represent an approximate 1 percent decrease in Chinese crude steel production when compared to the same period in 2015. Through the first half of 2016, global crude steel production decreased about 2 percent compared to the same period in 2015.
Through the first half of 2016, the Platts IODEX has, despite its volatility, remained at encouraging levels. We believe this is the result of improved sentiment about steel demand in China and signs of high-cost capacity closures. In addition, we believe the new management teams at the major Australian iron ore producers will show more supply discipline for the remainder of the year and through 2017, which could help maintain or even improve these current price levels.
The Platts IODEX price decreased 14 percent to an average price of $52 per metric ton for the six months ended June 30, 2016 compared to the respective period of 2015; however, the average price of $52 per metric ton is up from the low of approximately $39 per metric ton we encountered in December 2015. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because its contracts correlate heavily to Platts IODEX pricing, and to a lesser extent certain of our U.S. Iron Ore contracts.
The improvement in the sentiment around iron ore prices in the first half of 2016 has also coincided with the increase in price for domestic steel. We believe the recent improvement in steel prices has been driven by successful trade case rulings for hot-rolled, cold-rolled and corrosion resistant steel that has significantly curbed the amount of unfairly traded steel in the United States. This, combined with restocking of domestic steel inventories which followed a period of destocking that persisted throughout 2015, has helped improve sentiment in the United States. We expect these trends to continue for the remainder of this year and through 2017. The price of hot-rolled steel in the United States has stabilized near $630 per short ton, which we believe reflects a moderately healthy and balanced domestic market.
As a result of the underlying pricing formulas of our long-term contracts, for the six months ended June 30, 2016, when compared to the prior year period, our U.S. Iron Ore revenues only experienced a realized revenue rate decrease of 5 percent, versus the 14 percent decrease in the Platts IODEX price.
For the three and six months ended June 30, 2016, our consolidated revenues were $496.2 million and $801.7 million, respectively, and net income from continuing operations per diluted share was $0.07 and $0.67, respectively. This compares with consolidated revenues of $498.1 million and $944.1 million, respectively, and a net loss from continuing operations per diluted share of $0.28 and net income from continuing operations per diluted share of $0.70, respectively, for the comparable periods in 2015. Net income from continuing operations in the three months ended June 30, 2016, was impacted positively by incrementally higher sales margin of $34.2 million primarily driven by cost cutting measures and favorable foreign exchange rates, partially offset by higher idle costs. Net income from continuing operations in the six months ended June 30, 2016 and June 30, 2015, were impacted positively as a result of gains on the extinguishment/restructuring of debt of $182.4 million and $313.7 million, respectively. Additionally, results for the six months ended June 30, 2015 were impacted negatively by income tax expense primarily due to the placement of a valuation allowance against U.S. deferred tax assets. Sales margin decreased by $15.7 million in the six months ended June 30, 2016, when compared to the same period in 2015 primarily driven by the decreased total sales volume, higher idle costs and lower realized pricing for our products partially offset by cost cutting measures and favorable foreign exchange rates.
Strategy
The Company is Focused on our Core U.S. Iron Ore Business
We are the market-leading iron ore producer in the United States, supplying differentiated iron ore pellets under long-term contracts to the largest North America integrated steel producers. We have the unique advantage of not only being a low cost producer of iron ore pellets in the U.S. market, but also having the technical expertise to create custom-made pellets for the specific blast furnaces that we supply. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable business. We expect to continue to strengthen our U.S. Iron Ore operating cost profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options into the EAF market. As the EAF steel market continues to capture a growing share of the United States steel market, there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron pellets, hot briquetted iron and/or pig iron. In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron pellets. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets. While we are still in the early stages of developing our alternative metallic business, we believe the successful trial will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientele.
Maintaining Discipline on Costs and Capital Spending and Improving our Financial Flexibility
We believe our ability to execute our strategy is dependent on our financial position; therefore we remain focused on improving the strength of our balance sheet and creating financial flexibility to manage through lower demand for our products and volatility in commodity prices. We have developed a highly disciplined financial and capital expenditure plan with a focus on improving our cost profile and increasing long-term profitability.
Recent Developments
On May 28, 2016, we entered into a new long-term commercial agreement with ArcelorMittal effective October 31, 2016, to supply tailor-made iron ore pellets for ten years through 2026. The new agreement will replace two existing agreements expiring in December 2016 and January 2017, respectively, and fill the entirety of ArcelorMittal's pellet purchase requirements from the previous agreements. The new agreement includes ArcelorMittal's total purchases of iron ore pellets from Cliffs up to 10 million long tons per year and preserves our current position as ArcelorMittal's major pellet supplier. Under the new agreement, we will continue to be the sole pellet supplier of ArcelorMittal's Indiana Harbor West and Cleveland Works steelmaking facilities, and we will maintain the current level of pellet supply to ArcelorMittal's Indiana Harbor East facility. The new agreement also establishes a minimum total purchase requirement of 7 million long tons per year, which is greater than the current minimum level of the two existing agreements combined.
On June 7, 2016, the U.S. District Court for the District of Delaware, under Chapter 15 of the U.S. Bankruptcy Code, confirmed the May 27, 2016 Order of the Ontario Superior Court of Justice approving the settlement between Essar and certain subsidiaries of Cliffs. These orders approve the reinstatement of the Pellet Sale and Purchase Agreement dated and effective as of January 31, 2002, as amended (the "Essar Agreement"). The Essar Agreement will resume in full on January 1, 2017, with Cliffs supplying a significant portion of Essar’s 2016 requirements beginning July 2016 under a separate agreement. The Essar Agreement extends to 2024. Essar continues to be under the protection of the CCAA in the Ontario Superior Court.
On June 9, 2016, we announced that we would be restarting operations in August 2016 at our United Taconite mining facility in Minnesota. The August restart was made possible due to additional business contracted with U.S. Steel Canada to supply the majority of its iron ore pellet requirements for the third and fourth quarters of 2016.
In May 2016, we entered into multiple agreements with Minnesota Power, a division of ALLETE Inc., pursuant to which we received $31.0 million in cash as part of a long-term purchased power arrangement for our Northshore operation through 2031. The agreements, pending potential regulatory approval of the sale of utility assets, include: certain non-core operations; transmission assets at United Taconite; certain land options at United Taconite and Northshore Mining Company; and transportation rights along the Cliffs Erie rail assets. Separately, we extended our regulated power arrangements with Minnesota Power for 10 years at our United Taconite and Babbitt facilities.

Business Segments
Our Company’s primary continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. In the fourth quarter of 2015, we sold two low-volatile metallurgical coal operations, Pinnacle mine and Oak Grove mine, marking our exit from the coal business. The sale was completed on December 22, 2015. As such, all presented North American Coal operating segment results are included in our financial statements and classified within discontinued operations.
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
Results of Operations – Consolidated
2016 Compared to 2015
The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$496.2	$498.1	$(1.9)	$801.7	$944.1	$(142.4)
Cost of goods sold and operating expenses	(404.7)	(440.8)	36.1	(679.3)	(806.0)	126.7
Sales margin	$91.5	$57.3	$34.2	$122.4	$138.1	$(15.7)
Sales margin %	18.4%	11.5%	6.9%	15.3%	14.6%	0.7%
Revenues from Product Sales and Services
Sales revenue for the six months ended June 30, 2016 decreased $142.4 million or 15.1 percent, from the comparable period in 2015, which was primarily attributable to the decrease in customer demand as a result of idled blast furnaces in addition to the termination of a customer contract in the fourth quarter of 2015. The decrease in customer demand resulted in lower iron ore sales volumes from our U.S. Iron Ore operations of 1,134 thousand long tons or a decrease of $97.1 million in revenue. The decrease in U.S Iron Ore demand was slightly offset by sales volumes for our Asia Pacific Iron Ore operations, which increased 122 thousand metric tons or $6.8 million, for the six months ended June 30, 2016, primarily due to timing of shipments between periods and vessel sizes, compared to the prior year period. Additionally, changes in Platts IODEX pricing impact our revenues each year. During the first half of 2016, iron ore revenues decreased $35.5 million compared to the prior-year period due to the decrease in the Platts IODEX price, which declined 14 percent to an average price of $52 per metric ton in the first half of 2016, unfavorable price adjustments related to certain price indices, and an unfavorable impact from carryover pricing. The decreases in our realized revenue rates during the first half of 2016 compared to the first half of 2015 was 5.4 percent and 4.5 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and six months ended June 30, 2016 were $404.7 million and $679.3 million, which represented a decrease of $36.1 million and $126.7 million, respectively, or 8.2 percent and 15.7 percent, respectively, from the comparable prior-year periods.
Cost of goods sold and operating expenses for the three months ended June 30, 2016 decreased as a result of operational efficiencies and cost cutting efforts across each of our business units which reduced costs by $59.7 million. Also, as a result of favorable foreign exchange rates in the second quarter of 2016 versus the comparable period in 2015, we realized lower costs of $5.1 million for our Asia Pacific Iron Ore segment. These decreases in cost were offset partially for the three months ended June 30, 2016 by higher costs of $18.8 million due to the temporary full idling of our United Taconite mine which began in August 2015, and the temporary full idling of our Northshore mine, from November 2015 to May 2016, versus the idling of one production line at Northshore for most of the second quarter in 2015. Additionally, higher iron ore sales volumes increased costs by $10.3 million.
Cost of goods sold and operating expenses for the six months ended June 30, 2016 decreased as a result of operational efficiencies and cost cutting efforts across each of our business units by $81.2 million. Additionally, lower iron ore sales volumes decreased costs by $61.3 million. Also, as a result of favorable foreign exchange rates in the first half of 2016 versus the comparable period in 2015, we realized lower costs of $14.0 million for our Asia Pacific Iron Ore segment. These decreases in cost were offset partially by higher costs of $43.3 million due to the temporary full idling of our United Taconite mine which began in August 2015, and the temporary full idling of our Northshore mine, which occurred between November 2015 and May 2016, versus the idling of one production line at Northshore for most of the first half of 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and six months ended June 30, 2016 and 2015:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(22.5)	$(30.8)	$8.3	$(50.7)	$(59.8)	$9.1
Miscellaneous - net	5.7	(0.8)	6.5	2.7	19.3	(16.6)
	$(16.8)	$(31.6)	$14.8	$(48.0)	$(40.5)	$(7.5)
Selling, general and administrative expenses during the three and six months ended June 30, 2016 decreased by $8.3 million and $9.1 million, respectively, from the comparable periods in 2015. The decreases for the three and six months ended June 30, 2016 compared to the prior year periods were driven by reduced external services costs of $5.1 million and $6.6 million, respectively, in addition to reduced staff costs of $1.7 million and $3.8 million, respectively.

The following is a summary of Miscellaneous - net for the three and six months ended June 30, 2016 and 2015:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$0.2	$(0.8)	$1.0	$(0.9)	$12.7	$(13.6)
Insurance recovery	—	—	—	—	7.6	(7.6)
Management and royalty fees	3.2	0.7	2.5	5.9	3.1	2.8
Other	2.3	(0.7)	3.0	(2.3)	(4.1)	1.8
	$5.7	$(0.8)	$6.5	$2.7	$19.3	$(16.6)
Miscellaneous - net for the three and six months ended June 30, 2016 increased by $6.5 million and decreased by $16.6 million respectively, from the comparable periods in 2015. For the three months ended June 30, 2016 there was an incremental favorable impact of $1.0 million due to the change in foreign exchange remeasurement of cash and cash equivalents and remeasurement of certain obligations. For the six months ended June 30, 2016, there was an incremental unfavorable impact of $13.6 million primarily driven by the gain of $12.4 million from the remeasurement of short-term intercompany loans during the six months ended June 30, 2015. Additionally, the six months ended June 30, 2015 was impacted favorably by $7.6 million of insurance recovery related to the clean-up of the Pointe Noire oil spill that occurred in September 2013 which was not repeated during 2016.
Other Income (Expense)
The following is a summary of other income (expense) for the three and six months ended June 30, 2016 and 2015:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Interest expense, net	$(50.7)	$(63.6)	$12.9	$(107.5)	$(106.5)	$(1.0)
Gain on extinguishment/restructuring of debt	3.6	—	3.6	182.4	313.7	(131.3)
Other non-operating income (expense)	0.2	(2.1)	2.3	0.3	(2.9)	3.2
	$(46.9)	$(65.7)	$18.8	$75.2	$204.3	$(129.1)
Interest expense for the three months ended June 30, 2016 was impacted favorably by $12.9 million versus the comparable prior period as a result of the debt restructuring activities that occurred during March 2015 and March 2016. These debt restructurings resulted in a net reduction of the outstanding principal balance of our senior notes.
The gain on extinguishment/restructuring of debt for the three and six months ended June 30, 2016 was $3.6 million and $182.4 million, respectively, primarily related to the issuance of 1.5 Lien Notes through the Exchange Offer on March 2, 2016 compared to $313.7 million related to the corporate debt restructuring that occurred during March 2015.
Refer to NOTE 5- DEBT AND CREDIT FACILITIES for further discussion.

    Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three and six months ended June 30, 2016 and 2015:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
Income tax benefit (expense)	$2.1	$1.8	$0.3	$(5.4)	$(173.3)	$167.9
Effective tax rate	(7.6)%	4.5%	(12.1)%	3.6%	57.4%	(53.8)%
A reconciliation of the statutory rate to the effective tax rate for the six months ended June 30, 2016 is included below. A comparable rate reconciliation for six months ended 2015 is not provided as our loss for the six months ended June 30, 2015 exceeded the anticipated ordinary loss for the full year and, therefore, our tax expense recorded was calculated using actual year-to-date amounts rather than an estimated annual effective tax rate:

	(In Millions)
	Six Months Ended June 30,
	2016
Tax at U.S. statutory rate of 35 percent	$52.4	35.0%
Increases/(Decreases) due to:
Percentage depletion	(34.3)	(22.9)
Impact of foreign operations	0.6	0.4
Income not subject to tax	(6.4)	(4.3)
Valuation allowance reversal on net operating loss utilization	(9.6)	(6.5)
Other items - net	2.0	1.4
Provision for income tax and effective income tax rate before discrete items	4.7	3.1
Discrete Items:
Prior year adjustments made in current year	(0.1)	—
Tax uncertainties	0.8	0.5
Provision for income tax expense and effective income tax rate including discrete items	$5.4	3.6%
Our tax provision for the six months ended June 30, 2016 was an expense of $5.4 million and a 3.6 percent effective tax rate compared with an expense of $173.3 million for the comparable prior-year period. The decrease in the expense is due to the prior year recording of valuation allowances against existing deferred tax assets.
For the three and six months ended June 30, 2016 we recorded discrete items that resulted in an income tax expense of $0.6 million and $0.7 million, respectively. These adjustments relate primarily to quarterly interest accrued on reserves for uncertain tax positions. For the three and six months ended June 30, 2015 there were discrete items that resulted in an income tax benefit of $0.3 million and an income tax expense of $167.2 million, respectively. The year-to-date amount was largely related to the recording of valuation allowances against existing deferred tax assets as a result of the determination that they would no longer be realizable.
Our 2016 estimated annual effective tax rate before discrete items is 3.1 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowances in excess of the deferred tax assets generated in the current year. A comparable annual effective tax rate has not been provided for the six months ended 2015 as our loss for the six months ended June 30, 2015 exceeded the anticipated ordinary loss for the full year and, therefore, our tax expense recorded was calculated using actual year-to-date amounts rather than an estimated annual effective tax rate.

Income (Loss) from Discontinued Operations, net of tax
During the six months ended June 30, 2016, we recorded a gain from discontinued operations of $2.1 million, net of tax, primarily attributable to a gain from foreign currency remeasurement of our loans to and accounts receivable from the Canadian Entities of $4.1 million. This gain was offset partially by a net loss of $2.0 million, for the six months ended June 30, 2016, primarily from certain disputes related to the sale of our North American Coal segment.
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. The loss from discontinued operations, net of tax related to the North American Coal segment was $0.7 million and $2.0 million, for the three and six months ended June 30, 2016, respectively compared to $31.5 million and $107.2 million in the comparable prior periods.
In January 2015, we announced that the Bloom Lake Group commenced CCAA proceedings. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization or divestiture of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. The gain from discontinued operations, net of tax related to the deconsolidated Canadian Entities was $0.3 million and $4.1 million for the three and six months ended June 30, 2016, respectively, compared to a gain from discontinued operations, net of tax of $134.9 million and a loss from discontinued operations, net of tax of $717.9 million, for the three and six months ended June 30, 2015, respectively.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net income attributable to the noncontrolling interest of the Empire mining venture was $16.7 million and $25.5 million for the three and six months ended June 30, 2016, respectively, compared to net income attributable to the noncontrolling interest of $4.9 million and $10.8 million for the three and six months ended June 30, 2015, respectively. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the three months ended June 30, 2016 and June 30, 2015. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the six months ended June 30, 2016 compared to net loss attributable to the noncontrolling interest of $7.7 million for the six months ended June 30, 2015.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on the key indicators of EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of discontinued operations, extinguishment/restructuring of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of SG&A costs.  These measures allow management and investors to focus on our ability to service our debt, as well as, illustrate how the business and each operating segment is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$29.5	$65.2	$146.3	$(696.5)
Less:
Interest expense, net	(50.7)	(64.3)	(107.5)	(108.5)
Income tax benefit (expense)	2.1	2.9	(5.4)	(172.1)
Depreciation, depletion and amortization	(26.9)	(30.5)	(62.1)	(63.5)
EBITDA	$105.0	$157.1	$321.3	$(352.4)
Less:
Impact of discontinued operations	(0.4)	103.0	2.1	(821.1)
Gain on extinguishment/restructuring of debt	3.6	—	182.4	313.7
Severance and contractor termination costs	—	(10.0)	(0.1)	(11.6)
Foreign exchange remeasurement	0.2	(0.8)	(0.9)	12.7
Adjusted EBITDA	$101.6	$64.9	$137.8	$153.9

EBITDA:
U.S. Iron Ore	$94.1	$68.8	$135.5	$170.4
Asia Pacific Iron Ore	26.1	9.6	48.4	27.6
Other	(15.2)	78.7	137.4	(550.4)
Total EBITDA	$105.0	$157.1	$321.3	$(352.4)

Adjusted EBITDA:
U.S. Iron Ore	$97.2	$77.2	$143.3	$182.3
Asia Pacific Iron Ore	26.5	17.4	49.5	23.1
Other	(22.1)	(29.7)	(55.0)	(51.5)
Total Adjusted EBITDA	$101.6	$64.9	$137.8	$153.9
EBITDA for the three and six months ended June 30, 2016 decreased $52.1 million and increased $673.7 million, respectively, on a consolidated basis, from the comparable period in 2015. The period-over-period change was driven primarily by the items detailed above in the Adjusted EBITDA calculation. Adjusted EBITDA increased $36.7 million and decreased $16.1 million for the three and six months ended June 30, 2016 from the comparable period in 2015. The increase for the three months ended June 30, 2016 from the comparable period was primarily attributable to the higher consolidated sales margin. The decrease for the six months ended June 30, 2016 from the comparable period was primarily attributable to lower consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during the three and six months ended June 30, 2016 and 2015.

2016 Compared to 2015
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended June 30, 2016 and 2015:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$361.7	$369.7	$(1.0)	$(8.8)	$—	$1.8	$(8.0)
Cost of goods sold and operating expenses	(291.7)	(320.7)	44.5	5.1	(18.8)	(1.8)	29.0
Sales margin	$70.0	$49.0	$43.5	$(3.7)	$(18.8)	$—	$21.0

	Three Months Ended June 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$77.81	$78.32	$(0.51)	(0.7)%
Cash production cost[2]	46.32	56.06	(9.74)	(17.4)%
Non-production cash cost[2]	9.93	5.53	4.40	79.6%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	56.25	61.59	(5.34)	(8.7)%
Depreciation, depletion & amortization	4.68	5.18	(0.50)	(9.7)%
Total cost of goods sold and operating expenses rate	60.93	66.77	(5.84)	(8.7)%
Sales margin	$16.88	$11.55	$5.33	46.1%

Sales tons[3] (In thousands)	4,146	4,244
Production tons[3] (In thousands)
Total	5,987	7,121
Cliffs’ share of total	4,155	5,503
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2]Cash production cost per long/metric ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization; as well as idle costs, period costs, costs of services and inventory effects per long/metric ton. Non-production cash cost per long/metric ton is defined as the sum of idle costs, period costs (including royalties), costs of services, and inventory effects per long/metric ton.

[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $70.0 million for the three months ended June 30, 2016, compared with sales margin of $49.0 million for the three months ended June 30, 2015. The increase compared to the prior-year period is attributable to a decrease in cost of goods sold and operating expenses of $29.0 million partially offset by lower revenue of $8.0 million. Sales margin per long ton increased 46.1 percent to $16.88 per long ton in the second quarter of 2016 compared to the second quarter of 2015.
Revenue decreased by $9.8 million, excluding the increase of $1.8 million of freight and reimbursements, in the second quarter of 2016 over the prior-year period, predominantly due to:

•	Lower sales volumes of 98 thousand long tons or $8.8 million due to:

◦	Termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016; and

◦	Lower demand from two customers due to idled blast furnaces at the customer's facilities.

◦	These decreases were partially offset by higher sales to a customer in the second quarter of 2016 due to a short-term contract with the customer compared to no sales to the customer in 2015; and

◦	Higher demand from one customer in 2016, in addition to a two week longer shipping season for the customer due to a weather delay impacting the start of the 2015 season.

•
The realized product revenue rate declined by $0.51 per long ton or 0.7 percent to $77.81 per long ton in second quarter of 2016, which resulted in a decrease of $1.0 million. This decline is a result of:

◦
An unfavorable customer mix impacting the realized revenue rates by $4 per long ton mainly due to increased spot sales based on current market prices which were at a lower rate than our average contract rate.

◦
Changes in customer pricing negatively affected the realized revenue rate by $2 per long ton driven primarily by the negative inflation projections of certain price indices, the reduction in Platts IODEX price and the impact of higher carryover pricing in the prior year period than the 2016 period.

◦
Partially offset by an increase in revenue rate of $5 per long ton due to an increase in projected hot-rolled steel pricing for one customer, plus the impact of a decrease to that projection in the second quarter of 2015.

Cost of goods sold and operating expenses in the second quarter of 2016 decreased $30.8 million, excluding the increase of $1.8 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Lower costs in the second quarter of 2016 in comparison to the prior-year period primarily driven by the reduction in maintenance and repair costs based on cost reduction initiatives and condition based monitoring, year-over-year reduction in energy rates and lower employment costs.

•	Decreased sales volumes as discussed above that decreased costs by $5.1 million compared to the prior-year period.

•
Partially offset by increased costs of $18.8 million due to the idle of the United Taconite mine which began in August of 2015 and the full idle of our Northshore mine during the second quarter of 2016 which ended in May 2016 versus the one idled production line at Northshore during the second quarter of 2015.

The following is a summary of U.S. Iron Ore results for the six months ended June 30, 2016 and 2015:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$547.2	$681.5	$(25.6)	$(97.1)	$—	$(11.6)	$(134.3)
Cost of goods sold and operating expenses	(464.0)	(552.5)	53.5	66.7	(43.3)	11.6	88.5
Sales margin	$83.2	$129.0	$27.9	$(30.4)	$(43.3)	$—	$(45.8)

	Six Months Ended June 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$79.72	$84.23	$(4.51)	(5.4)%
Cash production cost[2]	46.97	60.36	(13.39)	(22.2)%
Non-production cash cost[2]	11.37	(0.15)	11.52	N/M
Cost of goods sold and operating expenses rate[1] (excluding DDA)	58.34	60.21	(1.87)	(3.1)%
Depreciation, depletion & amortization	7.65	6.08	1.57	25.8%
Total cost of goods sold and operating expenses rate	65.99	66.29	(0.30)	(0.5)%
Sales margin	$13.73	$17.94	$(4.21)	(23.5)%

Sales tons[3] (In thousands)	6,056	7,190
Production tons[3] (In thousands)
Total	10,900	14,303
Cliffs’ share of total	7,202	10,879
[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues also exclude venture partner cost reimbursements.
[2]Cash production cost per long/metric ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization; as well as idle costs, period costs, costs of services and inventory effects per long/metric ton. Non-production cash cost per long/metric ton is defined as the sum of idle costs, period costs (including royalties), costs of services, and inventory effects per long/metric ton.

[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $83.2 million for the six months ended June 30, 2016, compared with $129.0 million for the six months ended June 30, 2015. The decline compared to the prior-year period is attributable to a decrease in revenue of $134.3 million partially offset by lower cost of goods sold and operating expenses of $88.5 million. Sales margin per long ton decreased 23.5 percent to $13.73 in the first half of 2016 compared to the first half of 2015.
Revenue decreased by $122.7 million, excluding the freight and reimbursements decrease of $11.6 million from the prior-year period, predominantly due to:

•	Lower sales volumes of 1.1 million long tons or $97.1 million due to:

◦	Termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016; and

◦	Lower demand from two customers due to idled blast furnaces at the customer's facilities.

◦	These decreases were partially offset by higher sales to a customer in 2016 due to a short-term contract with the customer compared to no sales to the customer in 2015; and

◦	Increased sales in 2016 period compared to the prior year period due to timing and favorable weather in the current year allowing for higher shipments to certain customers.

•
The average year-to-date realized product revenue rate declined by $4.51 per long ton or 5.4 percent to $79.72 per long ton in six months ended June 30, 2016, which resulted in a decrease of $25.6 million, compared to the prior year period. This decline is a result of:

◦
Changes in customer pricing negatively affected the realized revenue rate by $5 per long ton driven primarily by the negative inflation of certain price indices, the reduction in Platts IODEX price and the impact of higher carryover pricing in the prior year period than the 2016 period; and

◦
An unfavorable customer mix impacting the realized revenue rates by $1 per long ton mainly due to increased spot sales based on current market prices in contrast to a currently more favorable rate realized from our long term contracted tons in the second quarter of 2016 than in 2015.

◦
These decreases were partially offset by an increase in realized revenue rates of a $2 per long ton as a result of one major customer contract with a pricing mechanism tied to the full-year estimate of their hot-rolled steel pricing. The estimate in 2016 has increased since the beginning of the year, compared to 2015 when the estimate was revised lower.

Cost of goods sold and operating expenses in the first half of 2016 decreased $76.9 million, excluding the freight and reimbursements decrease of $11.6 million from the same period in the prior-year, predominantly as a result of:

•	Decreased sales volumes as discussed above that decreased costs by $66.7 million compared to the prior-year period; and

•
Lower costs in comparison to the prior-year period primarily driven by the reduction in maintenance and repair costs resulting from cost reduction initiatives and condition based monitoring, year-over-year reduction in energy rates, and lower employment costs.

•
Partially offset by increased costs of $43.3 million due to the idle of the United Taconite mine which began in August of 2015 and the full idle of our Northshore mine during the first and second quarter of 2016 which ended in May 2016 versus the one idled production line at Northshore during the first and second quarter of 2015; and

Production
Cliffs' share of production in its U.S. Iron Ore segment decreased by 24.5 percent during the second quarter of 2016 when compared to the same period in 2015. The decrease in production volumes is primarily attributable to the two idled mining operations. Our United Taconite operation remained idled during the second quarter of 2016 versus operating at full production during the comparable quarter of 2015 causing a decrease in production of 1.2 million long tons. Secondly, our Northshore mining operation was fully idled, including all four furnaces until May 2016 compared to running a three furnace operation during the second quarter of 2015, causing a decrease in production of 0.5 million long tons.
Cliffs' share of production in its U.S. Iron Ore segment decreased by 33.8 percent in the first half of 2016 when compared to the same period in 2015. The decrease in production volumes is primarily attributable to the two idled mining facilities. Our United Taconite operation was idled during the first half of 2016 versus operating at full production during the six months ended June 30, 2015 causing a decrease in production of 2.4 million long tons. Secondly, our Northshore mining operations was fully idled, including all four furnaces until May 2016 compared to running a three furnace operation through June 30, 2015, causing a decrease in production of 1.7 million long tons.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2016 and 2015:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$134.5	$128.4	$(8.7)	$16.6	$0.4	$(2.2)	$6.1
Cost of goods sold and operating expenses	(113.0)	(120.1)	15.2	(15.4)	5.1	2.2	7.1
Sales margin	$21.5	$8.3	$6.5	$1.2	$5.5	$—	$13.2

	Three Months Ended June 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$41.96	$44.29	$(2.33)	(5.3)%
Cash production cost[2]	28.46	34.32	(5.86)	(17.1)%
Non-production cash cost[2]	4.60	4.52	0.08	1.8%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	33.06	38.84	(5.78)	(14.9)%
Depreciation, depletion & amortization	1.97	2.44	(0.47)	(19.3)%
Total cost of goods sold and operating expenses rate	35.03	41.28	(6.25)	(15.1)%
Sales margin	$6.93	$3.01	$3.92	130.2%

Sales tons[3] (In thousands)	3,103	2,750
Production tons[3] (In thousands)	2,800	2,847
1 We began selling a portion of our product on a CFR basis in 2014. The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash production cost per long/metric ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization; as well as idle costs, period costs, costs of services and inventory effects per long/metric ton. Non-production cash cost per long/metric ton is defined as the sum of idle costs, period costs (including royalties), costs of services, and inventory effects per long/metric ton.

[3] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $21.5 million during the three months ended June 30, 2016 compared with $8.3 million for the same period in 2015 and sales margin per metric ton increased 130.2 percent to $6.93 per metric ton in the second quarter of 2016 compared to the second quarter of 2015 primarily as a result of decreased cost of goods sold and operating expenses rates.
    Revenue increased $8.3 million in the second quarter of 2016 over the prior-year period, excluding the decrease of $2.2 million of freight and reimbursements, primarily as a result of:

•
Higher sales volume of 3.1 million metric tons during the three months ended June 30, 2016 compared with 2.8 million metric tons during the prior-year period, equivalent to two additional shipments, due to timing of shipments and port maintenance during the second quarter of 2015, which resulted in an increase in revenue of $16.6 million.

•
The realized product revenue rate declined by $2.33 per metric ton or 5.3 percent to $41.96 per metric ton in second quarter of 2016 compared to the prior year period, which resulted in a decrease of $8.7 million. This decline is a result of:

◦	Contracts based on lag pricing in 2016, which had an unfavorable impact on the realized revenue rate of $5 per metric ton compared to the prior year period; and

◦	Changes in benchmark pricing negatively affected the realized revenue rate by an additional $3 per metric ton driven by the reduction in Platts IODEX price.

◦	Partially offset by a $4 per metric ton improvement due to an $11 million hedging impact in 2015 that was not repeated in 2016; and

◦	Lower average freight rates in the second quarter compared to the prior year period favorably affected the revenue rate by $2 per metric ton.
Cost of goods sold and operating expenses in the three months ended June 30, 2016 decreased $4.9 million, excluding the decrease of $2.2 million of freight and reimbursements, compared to the same period in 2015 primarily as a result of:

•
A reduction in mining costs of $7 million from mining efficiencies, a revised mine plan resulted in reduced transportation costs of $11 million due to decreased hauling volumes and freight costs, and reduced administration and employment costs of $12 million due to lower headcount and associated costs, partially offset by the impact of current production costs being lower than the weighted average cost of inventory; and

•	Favorable foreign exchange rate variances of $5.1 million.

•	Partially offset by increased costs of $15.4 million as a result of higher sales volumes as discussed above compared to the same period in the prior year.

The following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2016 and 2015:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$254.5	$262.6	$(9.9)	$6.8	$(3.1)	$(1.9)	$(8.1)
Cost of goods sold and operating expenses	(215.3)	(253.5)	27.7	(5.4)	14.0	1.9	38.2
Sales margin	$39.2	$9.1	$17.8	$1.4	$10.9	$—	$30.1

	Six Months Ended June 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$41.58	$43.53	$(1.95)	(4.5)%
Cash production cost[2]	27.70	35.56	(7.86)	(22.1)%
Non-production cash cost[2]	5.06	4.15	0.91	21.9%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	32.76	39.71	(6.95)	(17.5)%
Depreciation, depletion & amortization	2.18	2.25	(0.07)	(3.1)%
Total cost of goods sold and operating expenses rate	34.94	41.96	(7.02)	(16.7)%
Sales margin	$6.64	$1.57	$5.07	322.9%

Sales tons[3] (In thousands)	5,906	5,784
Production tons[3] (In thousands)	5,607	5,727
1 We began selling a portion of our product on a CFR basis in 2014. The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash production cost per long/metric ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization; as well as idle costs, period costs, costs of services and inventory effects per long/metric ton. Non-production cash cost per long/metric ton is defined as the sum of idle costs, period costs (including royalties), costs of services, and inventory effects per long/metric ton.

[3] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $39.2 million for the six months ended June 30, 2016 compared with $9.1 million for the same period in 2015 and sales margin per metric ton increased $5.07 per metric ton or 322.9 percent in the first half of 2016 compared to the first half of 2015. The increase compared to the prior-year period is attributable to a decrease in cost of goods sold and operating expenses of $38.2 million partially offset by lower revenue of $8.1 million.
    Revenue decreased $6.2 million in the six months ended June 30, 2016 over the prior-year period, excluding the freight and reimbursements decrease of $1.9 million, primarily as a result of:

•
The average year-to-date realized product revenue rate declined by $1.95 per metric ton or 4.5 percent to $41.58 per metric ton in the first six months of 2016, which resulted in a decrease of $9.9 million. This decline is a result of:

◦	Changes in benchmark pricing negatively affected the realized revenue rate by $8 per metric ton driven by the reduction in Platts IODEX price.

◦	Partially offset by a $3 per metric ton improvement due to a $20 million hedging impact in 2015 that was not repeated in 2016; and

◦	Lower average freight rates during the year compared to the prior year period favorably affected the revenue rate by $2 per metric ton; and

◦	Realized revenue rates were impacted favorably by $1 per metric ton due to lower required price adjustments in the first half of 2016.

•	Unfavorable foreign exchange rate variances of $3.1 million.

•
The decline in average year-to-date realized product revenue rate is partially offset by higher sales volumes of 122 thousand metric tons or $6.8 million due to a larger average vessel size during 2016 than the prior year primarily due to customer mix.

Cost of goods sold and operating expenses in the six months ended June 30, 2016 decreased $36.3 million, excluding the freight and reimbursements decrease of $1.9 million, compared to the same period in 2015 primarily as a result of:

•
A reduction in mining costs of $18 million from mining efficiencies, a revised mine plan resulted in reduced transportation costs of $12 million due to decreased hauling volumes and reduced freight costs, and reduced administration and employment costs of $16 million due to lower headcount and associated costs, partially offset by the impact of current production costs being lower than the weighted average cost of inventory; and

•	Favorable foreign exchange rate variances of $14.0 million.

•	Partially offset by higher sales volumes resulting in decreased costs of $5.4 million compared to the same period in the prior year.
Production
Production at our Asia Pacific Iron Ore mining complex during the three and six months ended June 30, 2016 remained fairly consistent when compared to the same periods in 2015 and varied only slightly due to inclement weather.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on improving the strength of our balance sheet and creating financial flexibility to manage through current demand for our products and volatility in commodity prices. We are focused on the preservation of liquidity in our business through the maximization of cash generation of our operations as well as reducing operating costs, limiting capital investments to those required to meet the current business plan, including regulatory and permission-to-operate related projects and lowering SG&A expenses. We may seek to reduce our debt, including, without limitation, through further repurchases or exchange of our debt securities, including in exchange for our common shares. We also intend to offer our common shares for sale and to use the proceeds for general corporate purposes, including the repayment of debt. Despite the improving conditions we experienced during the first half of 2016, we believe these efforts, which have been ongoing and will continue for the foreseeable future, remain a priority.
Based on our outlook for the remainder of 2016 and the first half of 2017, which is subject to continued changing demand from steel makers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations and will be able to meet our anticipated capital expenditures and cash requirements to service our debt obligations for the next 12 months. Furthermore, we maintain incremental liquidity through the cash on our balance sheet and the availability provided by our ABL Facility.
Despite improving conditions, if we see reduced demand from our customers and/or iron ore or steel prices were to deteriorate significantly, we would face pressure on our available liquidity. If this was the case, we would need to consider the sale of assets, further expense reductions and the possibility of issuing the remaining capacity under our senior secured notes. There is a possibility that these further actions would not be sufficient to maintain adequate levels of available liquidity particularly if industry conditions deteriorated severely.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the six months ended June 30, 2016 and 2015 as well as known expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities
Net cash used by operating activities was $19.3 million for the six months ended June 30, 2016, compared to net cash used by operating activities of $248.2 million for the same period in 2015. The increase in operating cash flows in the first half of 2016 was primarily due to lower operating costs previously discussed and improved cash flows from working capital. The most significant driver in the working capital changes was due to lower realized costs as can be seen by a smaller build in finished goods inventory during the first six months of 2016 of $50.5 million compared to the $239.3 million finished goods inventory build that occurred during the same period in 2015. Additionally, this can be seen by the overall decrease in current liabilities to $376.1 million as of June 30, 2016 down from $758.4 million as of June 30, 2015.
In our core U.S. market, we are encouraged by the modestly improved conditions in the steel industry as successful trade case rulings for hot-rolled, cold-rolled and corrosion resistant steel have substantially curbed the amount of unfairly traded steel entering in the Great Lakes market. This, combined, with a restocking of domestic steel inventories which followed a period of destocking that persisted throughout 2015, has helped improve sentiment in the U.S. We expect these trends to continue for the remainder of this year and through 2017. The price of hot-rolled steel in the United States has stabilized near $630 per short ton, which we feel reflects a moderately healthy and fair domestic market. Through the first half of 2016, the Platts IODEX has, despite its volatility, remained at what we feel are encouraging levels. We believe this is the result of improved sentiment about steel demand in China and signs of high-cost capacity closures. Despite the rally, we will remain cautious about the price sustainability at these levels until we see more meaningful changes to the iron ore supply-demand picture.
We believe we have sufficient capital resources for the next 12 months to support our operations and other financial obligations through cash generated from operations, our financing arrangements and our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at June 30, 2016 was $70.9 million, or approximately 65.5 percent of our consolidated total cash and cash equivalents balance of $108.2 million.
Investing Activities
Net cash used by investing activities was $14.3 million for the six months ended June 30, 2016, compared with $34.0 million for the comparable period in 2015. We spent approximately $19 million and $34 million globally on expenditures related to sustaining capital during the six months ended June 30, 2016 and 2015, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety fixed equipment, product quality and health.
We are maintaining our full-year 2016 capital expenditures expectation of $75 million, which includes approximately $25 million in capital spend required to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management, and business investment, we anticipate total cash used during the next twelve months of $50 million on capital expenditures related to constructing necessary infrastructure to produce the Mustang pellet. During the first six months of 2016 we incurred capital expenditures of $1 million for this project.
Financing Activities
Net cash used by financing activities in the first six months of 2016 was $142.5 million, compared to $268.4 million provided by financing activities for the comparable period in 2015. Net cash used by financing activities included paying off the remaining balance of our equipment loans, which resulted in cash outflows of $95.6 million. We made further cash outflows related to financing activities attributable to distributions of partnership equity of $28.1 million and debt issuance costs of $5.2 million. We anticipate approximately $49 million in partnership equity will be distributed within the next 12 months. All other financing activities for the first six months of 2016 totaled outflows of $13.6 million. Net cash provided by financing activities in the first six months of 2015 included issuance of First Lien Notes, which resulted in net proceeds excluding debt issuance costs of $503.5 million, which was offset partially by the repurchase of senior notes of $133.3 million and debt issuance costs of $33.6 million. Additionally, in the first six months of 2015 cash dividends of $25.6 million were paid on Preferred Shares and $17.1 million was attributable to distributions of partnership equity. All other financing activities for the first six months of 2015 totaled outflows of $25.5 million.

Capital Resources
We expect to fund our business obligations from available cash, operations and existing borrowing arrangements. We also may pursue other funding strategies in the equity and/or debt markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of June 30, 2016 and December 31, 2015:

	(In Millions)
	June 30, 2016	December 31, 2015
Cash and cash equivalents	$108.2	$285.2
Available borrowing base on ABL Facility[1]	425.6	366.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(112.8)	(186.8)
Borrowing capacity available	$312.8	$179.2

[1] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $108.2 million as of June 30, 2016, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us approximately $421.0 million in liquidity entering the third quarter of 2016, which is expected to be adequate to fund operations, letter of credit obligations, sustaining capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2016, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional 1.5 Lien Notes and additional Second Lien Notes, both subject to compliance with the Fixed Charge Coverage Ratio and other applicable covenants under our ABL Facility. Available capacity of these secured notes could however be limited by market conditions. If demand for our products and pricing deteriorates and persists for a continued period of time, we believe our ability to maintain the required Fixed Charge Coverage Ratio of 1.0 to 1.0 would be difficult, and we may have to seek a waiver from the lenders under our ABL Facility, which we may not be able to obtain.
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
At June 30, 2016, we have recorded $2.1 million as derivative assets included in Other current assets and $2.6 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $1.8 million and $0.3 million increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2016 related to these arrangements.
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
At June 30, 2016, we had a derivative asset of $23.7 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-rolled steel price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $5.8 million as of December 31, 2015. We estimate that a $75 positive change in the average hot-rolled steel price realized from the June 30, 2016 estimated price recorded would cause the fair value of the derivative instrument to increase by approximately $24.9 million and a $75 negative change in the average hot-rolled steel price realized from the June 30, 2016 estimated price recorded would cause the fair value of the derivative instrument to decrease by approximately $22.2 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs at our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 9.9 million MMBtu’s of natural gas at an average delivered price of $2.72 per MMBtu inclusive of the natural gas hedge impact or $2.69 per MMBtu net of the natural gas hedge impact during the first half of 2016. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 9.6 million gallons of diesel fuel at an average delivered price of $1.51 per gallon inclusive of the diesel fuel hedge impact or $1.44 per gallon net of the diesel fuel hedge impact during the first half of 2016. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was approximately 4.7 million gallons at an average delivered price of $1.43 per gallon for the same period.
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
Our strategy to address increasing natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program has been implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the winter months of 2016. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $3.2 million in our annual fuel and energy cost based on expected consumption for 2016. Based on our electrical contracts with our suppliers we are not susceptible to risks associated with fluctuations in electricity rates.
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
At June 30, 2016, we had no outstanding Australian foreign exchange rate contracts for which we elected hedge accounting. Our last outstanding Australian foreign exchange rate contract held as a cash flow hedge matured in October 2015. Due to the uncertainty of 2016 hedge exposures, we have suspended entering into new foreign exchange rate contracts. We have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2016. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of June 30, 2016, we had no amounts drawn on the ABL Facility.
The interest rate payable on our 2018 Senior Notes may be subject to adjustments from time to time if either Moody's or S&P or, in either case, any Substitute Rating Agency thereof downgrades (or subsequently upgrades) the debt rating assigned to the notes. In no event shall (1) the interest rate for the notes be reduced to below the interest rate payable on the notes on the date of the initial issuance of notes or (2) the total increase in the interest rate on the notes exceed 2.00 percent above the interest rate payable on the notes on the date of the initial issuance of notes. Throughout 2014, the interest rate payable on our 2018 Senior Notes was increased from 3.95 percent ultimately to 5.70 percent based on Substitute Rating Agency downgrades throughout the year. During the first quarter of 2015, subsequent to a downgrade, the interest rate was further increased to 5.95 percent. This maximum rate increase of 2.00 percent has resulted in an additional interest expense of $5.7 million per annum based upon the $283.6 million principal balance outstanding as of June 30, 2016.
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
The U.S. Iron Ore table further assumes full-year hot-band steel pricing of approximately $480 per short ton. We note that this estimate is based on our customers’ realized prices and not an index or spot market price, valid through the end of 2016. For every $50 per short ton change in the customers’ full-year hot-rolled steel prices, our U.S. Iron Ore revenue realizations per long ton in 2016 would be expected to increase or decrease $2.00 if steel prices increase or decrease, respectively.
The table below provides certain Platts IODEX averages for the remaining six months of 2016 and the corresponding full-year realization for the U.S. Iron Ore and Asia Pacific Iron Ore segments. The estimates consider actual Platts IODEX rates and our actual revenue realizations for the first six months of 2016. Due primarily to the price forecast increase for hot-band steel, we have increased our revenues-per-ton expectations for U.S. Iron Ore.

2016 Full-Year Realized Revenues-Per-Ton Range Summary
Jul. - Dec. Platts IODEX (1)	U.S. Iron Ore (2)	Asia Pacific Iron Ore (3)
$40	$75 - $77	$34 - $36
$45	$75 - $77	$36 - $38
$50	$75 - $77	$38 - $40
$55	$76 - $78	$40 - $42
$60	$76 - $78	$42 - $44
$65	$76 - $78	$45 - $47
$70	$77 - $79	$47 - $49
(1)	The Platts IODEX is the benchmark assessment based on a standard specification of iron ore fines with 62% iron content (C.F.R. China).
(2)
U.S. Iron Ore tons are reported in long tons of pellets. This table assumes full-year hot-rolled steel pricing of approximately $480 per short ton, which is based on customer realizations and not a public index.

(3)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines, F.O.B. the port.
U.S. Iron Ore Outlook (Long Tons)
During the second quarter, we increased our full-year sales volume expectation to 18 million long tons from our previous expectation of 17.5 million long tons as a result of additional sales to U.S. Steel Canada. In addition, our 2016 production volume guidance was increased by 500,000 long tons to 16.5 million long tons.
We are maintaining our cash production cost per long ton2 expectation of $50 - $55 and the cash cost of goods sold per long ton2 expectation of $55 - $60. The cash cost of goods sold per long ton2 expectation includes expected idle costs of $55 million for the full year, a $10 million decrease from the previous expectation of $65 million as a result of earlier than expected restarts of the Northshore and United Taconite mines.
We anticipate depreciation, depletion and amortization to be approximately $5 per long ton for full-year 2016.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
We are maintaining our full-year 2016 Asia Pacific Iron Ore sales and production volume forecast of approximately 11.5 million metric tons. The product mix is expected to contain 50 percent lump and 50 percent fines.
Based on a full-year average exchange rate of $0.75 U.S. Dollar to Australian Dollar, we are maintaining our full-year 2016 Asia Pacific Iron Ore cash production cost per metric ton2 expectation of $25 - $30. Our cash cost of goods sold per metric ton2 is also unchanged at $30 - $35. We indicated that for every $0.01 change in this exchange rate for the remainder of the year, our full-year cash cost of goods sold is impacted by approximately $3 million.

We anticipate depreciation, depletion and amortization to be approximately $3 per metric ton for full-year 2016.
The following table provides a summary of our 2016 guidance for our two business segments:

	2016 Outlook Summary
	U.S. Iron Ore (A)	Asia Pacific Iron Ore (B)
Sales volume (million tons)	18	11.5
Production volume (million tons)	16.5	11.5
Cash production cost per ton[2]	$50 - $55	$25 - $30
Cash cost of goods sold per ton[2]	$55 - $60	$30 - $35
DD&A per ton	$5	$3

(A)	U.S. Iron Ore tons are reported in long tons of pellets.
(B)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines.
[2]
Cash production cost per long/metric ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization; as well as period costs, costs of services and inventory effects per long/metric ton. Cash cost per long/metric ton is defined as cost of goods sold and operating expenses per ton less depreciation, depletion and amortization per long/metric ton.

SG&A Expenses and Other Expectations
Our full-year 2016 SG&A expense expectation is being maintained at $100 million.
We are decreasing our full-year 2016 interest expense expectation to be approximately $200 million, from our previous guidance of $220 million, as a result of several liability management activities that were executed during the first half of the year. Of the $200 million expectation, approximately $170 million is considered cash and $30 million is considered non-cash.
Consolidated full-year 2016 depreciation, depletion and amortization is expected to be approximately $120 million.
Capital Budget Update
We are maintaining our full-year 2016 capital expenditures expectation of $75 million, which includes approximately $25 million in capital spend required to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•	trends affecting our financial condition, results of operations or future prospects, particularly the continued volatility of iron ore prices;

•	availability of capital and our ability to maintain adequate liquidity, in particular considering borrowing base reductions from the sale of non-core assets;

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
ERISA Litigation. On May 14, 2015, a lawsuit was filed in the United States District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cliffs Natural Resources Inc. et al., No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cliffs Natural Resources Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers. Plaintiff amended the complaint to name as defendants additional current and former employees who served on the investment committee. The suit alleges that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cliffs Natural Resources Inc. stock as a Plan investment option during the class period. The relief sought includes a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the alleged breaches of fiduciary duties. The lawsuit has been referred to our insurance carriers. Defendants filed a motion to dismiss the class action, which the Court granted on April 1, 2016, with prejudice as to certain claims and without prejudice as to other claims, and dismissed the entire case without prejudice. Plaintiffs' filed a motion for reconsideration, which was denied on June 17, 2016. The Plaintiffs' have appealed to the Sixth Circuit Court of Appeals.
Essar Litigation. On January 12, 2015, The Cleveland-Cliffs Iron Company, Northshore Mining Company and Cliffs Mining Company (collectively, the "Cliffs Plaintiffs") filed a complaint against Essar in the U.S. District Court for the Northern District of Ohio, Eastern Division, asserting that Essar breached the parties' Pellet Sale and Purchase Agreement, as amended (the "Pellet Agreement") by, among other things, failing to take delivery of and pay for its nominated ore in 2014, failing to make certain payments under a true up provision, and disclosing confidential information. The complaint also seeks a declaration that Essar is not entitled to receive certain credit payments under the terms of the Pellet Agreement. The Cliffs Plaintiffs seek damages in excess of $90 million. Essar filed an Answer and Counterclaim on February 11, 2015, seeking damages in excess of $160 million for various alleged breaches of the Pellet Agreement, including failure to deliver ore, overcharging for certain deliveries, failure to pay certain credit payments and disclosing confidential information. Two mediations were held in March and April of 2015 and were both unsuccessful. The Cliffs Plaintiffs filed a Motion for Partial Summary Judgment on July 31, 2015, which was granted in part on October 8, 2015. With respect to the Cliffs Plaintiffs' claim that Essar had breached by failing to take its 2014 nomination, the Court found that Essar had breached and had failed to take between 500,000 and 700,000 tons of its 2014 nomination. The summary judgment ruling also dismissed Essar’s counterclaim that the Cliffs Plaintiffs had overcharged Essar by improperly measuring moisture levels. With respect to this claim, the Court found that there was "no basis" for Essar's claim that the Cliffs Plaintiffs had breached the contract. On October 5, 2015, the Cliffs Plaintiffs terminated the Pellet Agreement because of Essar’s continual breach of the Pellet Agreement. On October 6, 2015, Essar filed motions for temporary restraining order and preliminary injunction. Essar withdrew both motions on October 15, 2015, before any order was entered on either motion.
On November 9, 2015, Essar filed for protection under CCAA in Canada in the Ontario Superior Court of Justice (the "CCAA Court") and Chapter 15 bankruptcy protection in the United States in the U.S. District Court for the District of Delaware. As a result of the stay related to Essar's bankruptcy proceedings, the litigation in U.S. District Court for the Northern District of Ohio was dismissed without prejudice stating that either party could reinstate the case upon application, if necessary, when the bankruptcy proceedings concluded. Essar moved the CCAA Court to determine that the termination of the Pellet Agreement was invalid and to reinstate the Pellet Agreement. The Cliffs Plaintiffs objected based upon inappropriate jurisdiction and other grounds. On January 25, 2016, the CCAA Court determined that it had proper jurisdiction and instructed the parties to determine an appropriate procedure to try the facts in front of the CCAA Court. On February 8, 2016, the Cliffs Plaintiffs filed an appeal of the CCAA Court's decision regarding proper jurisdiction. The CCAA Court retained jurisdiction of the contract dispute and ordered the parties to mediation in April. On April 25, 2016, the Cliffs Plaintiffs settled their contract dispute with Essar.  On May 27, 2016, the CCAA Court approved the settlement. On June 7, 2016, the U.S. District Court for the District of Delaware, under Chapter 15 of the U.S. Bankruptcy Code, confirmed the CCAA Court order. These orders approved the reinstatement of the Pellet Agreement, which will resume in full on January 1, 2017 and extend to 2024, with Cliffs supplying a significant portion of Essar’s 2016 requirements beginning July 2016 under a separate agreement. The parties have filed a motion to dismiss with prejudice in the U.S. District Court for the Northern District of Ohio. Essar continues to be under the protection of the CCAA in the Ontario Superior Court and Cliffs can provide no assurances as to the amount of iron ore pellets that will be sold to Essar or that the sales will not be interrupted by Essar’s bankruptcy.
Exchange Offer Litigation. On March 14, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York captioned Waxman et al. v. Cliffs Natural Resources Inc., No. 1:16-cv-01899. Generally,

the lawsuit alleges that the Exchange Offers announced on January 27, 2016 violated the Trust Indenture Act of 1939 (the "TIA") and breached the indentures governing the senior notes subject to the Exchange Offers because the Exchange Offers were offered only to certain noteholders that were qualified institutional buyers ("QIBs") and not to non-QIBs. The suit seeks class certification with respect to non-QIB noteholders of the 5.90% Senior Notes due 2020 and the 6.25% Senior Notes due 2040 (collectively, the “Class Notes”), which QIBs were permitted to exchange for newly-issued 1.5 Lien Notes. Plaintiffs allege that the Exchange Offers had the effect of subordinating their Class Notes to those of the QIBs who elected to exchange their notes and also impaired the Plaintiffs’ rights to receive payment of the principal and interest under the Class Notes and to institute suit to compel such payment. In addition to alleged violation of the TIA and breach of contract, Plaintiffs seek unspecified damages for breach of the implied covenant of good faith and fair dealing and unjust enrichment, and also seek declaratory judgment that the Exchange Offers are null and void. We believe that this claim is without merit and intend to defend vigorously against the claims. On May 16, 2016, we filed a motion to dismiss this lawsuit.
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. Parties have filed petitions for rehearing on FERC's order as well as protests against MISO's compliance filing submitted pursuant to the order. FERC has deferred its decision on the issue of retroactive refunds until after it has approved MISO’s allocation methodology in full. Should FERC award SSR costs based on the revised cost allocation methodology applied retroactively, our current estimate of the potential liability to our Empire and Tilden mines is approximately $19 million, based on MISO's July 14, 2016 refund report for the Escanaba, White Pine and Presque Isle SSRs.  We, however, continue to challenge the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
Putative Class Action Lawsuits. See Note 20 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the two putative class action lawsuits, both of which have been settled and dismissed. Such description is incorporated by reference into this Item 1 by reference.
Shareholder Derivative Lawsuits. See Note 20 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the three settled and dismissed shareholder derivative lawsuits and the additional derivative shareholder action that has been dismissed. Such description is incorporated by reference into this Item 1 by reference.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2016	—	$—	—	$—
May 1 - 31, 2016	6,881	$2.76	—	$—
June 1 - 30, 2016	—	$—	—	$—
	6,881	$2.76	—	$—
(1) These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards
During the second quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $12.6 million aggregate principal amount of our senior notes due 2020. The issuance of the common shares in exchange for our senior notes due 2020 was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 66.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate Controller,
Treasurer and Chief Accounting Officer
Date:	July 28, 2016

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	* Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 2, 2016 and incorporated herein by reference)
10.2
** Pellet Sale and Purchase Agreement, effective as of October 31, 2016, by and among Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company and ArcelorMittal USA LLC (filed as Exhibit 10.72 to Cliffs' Form S-1 No. 333-212054 on June 16, 2016 and incorporated herein by reference)

10.3
First Amendment to Syndicated Facility Agreement, dated as of June 17, 2016, to that certain Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 28, 2016 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of July 28, 2016 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 28, 2016 (furnished herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of July 28, 2016 (furnished herewith)

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