Form 10-Q
period 2016-09-30
CLIFFS NATURAL RESOURCES INC.
filed 2016-10-27
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 230,599,846 as of October 24, 2016.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” or "CAD" to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
ABL Facility
Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are parties hereto, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent party hereto, as Borrowers dated as of March 30, 2015, as amended

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LTVSMC	LTV Steel Mining Company
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Northshore	Northshore Mining Company
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement employment benefits
Pinnacle	Pinnacle Mining Company, LLC
Platts IODEX
Refers to the Platts daily iron ore assessment rate for “IODEX 62% Fe cost and freight North China” or seaborne traded iron ore fines as published in the McGraw-Hill Companies ‘Platts Steel Markets Daily’ report

Preferred Share	7.00 percent Series A Mandatory Convertible Preferred Stock, Class A, without par value
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
SSR	System Support Resource
Tilden	Tilden Mining Company L.C.
TDR	Troubled debt restructuring
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132.2	$285.2
Accounts receivable, net	49.2	40.2
Inventories	317.3	329.6
Supplies and other inventories	84.0	110.4
Short-term assets of discontinued operations	—	14.9
Loans to and accounts receivable from the Canadian Entities	69.3	72.9
Insurance coverage receivable	—	93.5
Other current assets	47.6	36.0
TOTAL CURRENT ASSETS	699.6	982.7
PROPERTY, PLANT AND EQUIPMENT, NET	990.1	1,059.0
OTHER ASSETS
Other non-current assets	83.2	93.8
TOTAL OTHER ASSETS	83.2	93.8
TOTAL ASSETS	$1,772.9	$2,135.5
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	September 30, 2016	December 31, 2015
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$81.3	$106.3
Accrued expenses	134.2	156.0
Short-term liabilities of discontinued operations	5.5	6.9
Guarantees	0.2	96.5
Insured loss	—	93.5
Other current liabilities	102.3	122.5
TOTAL CURRENT LIABILITIES	323.5	581.7
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	198.5	221.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	220.2	231.2
LONG-TERM DEBT	2,195.9	2,699.4
OTHER LIABILITIES	235.3	213.8
TOTAL LIABILITIES	3,173.4	3,947.1
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference
Issued and Outstanding - no shares (2015 - 731,223 shares)	—	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2015 - 400,000,000 shares);
Issued - 236,346,794 shares (2015 - 159,546,224 shares);
Outstanding - 230,594,581 shares (2015 - 153,591,930 shares)	29.5	19.8
Capital in excess of par value of shares	3,336.0	2,298.9
Retained deficit	(4,653.4)	(4,748.4)
Cost of 5,752,213 common shares in treasury (2015 - 5,954,294 shares)	(255.2)	(265.0)
Accumulated other comprehensive loss	(1.2)	(18.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,544.3)	(1,981.4)
NONCONTROLLING INTEREST	143.8	169.8
TOTAL DEFICIT	(1,400.5)	(1,811.6)
TOTAL LIABILITIES AND DEFICIT	$1,772.9	$2,135.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$508.6	$542.5	$1,237.0	$1,399.9
Freight and venture partners' cost reimbursements	44.7	50.7	118.0	137.4
	553.3	593.2	1,355.0	1,537.3
COST OF GOODS SOLD AND OPERATING EXPENSES	(467.9)	(538.1)	(1,147.2)	(1,344.1)
SALES MARGIN	85.4	55.1	207.8	193.2
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(31.1)	(22.4)	(81.8)	(82.2)
Miscellaneous - net	(19.6)	(3.5)	(16.9)	15.8
	(50.7)	(25.9)	(98.7)	(66.4)
OPERATING INCOME	34.7	29.2	109.1	126.8
OTHER INCOME (EXPENSE)
Interest expense, net	(48.7)	(61.7)	(156.2)	(168.2)
Gain (loss) on extinguishment/restructuring of debt	(18.3)	79.2	164.1	392.9
Other non-operating income (expense)	0.1	(0.1)	0.4	(3.0)
	(66.9)	17.4	8.3	221.7
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32.2)	46.6	117.4	348.5
INCOME TAX BENEFIT (EXPENSE)	7.1	3.4	1.7	(169.9)
EQUITY LOSS FROM VENTURES, NET OF TAX	—	(0.1)	—	(0.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(25.1)	49.9	119.1	178.5
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(2.7)	(43.9)	(0.6)	(869.0)
NET INCOME (LOSS)	(27.8)	6.0	118.5	(690.5)
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	2.0	4.6	(23.5)	1.5
(Three and Nine Months Ended September 30, 2016 - No loss related to Discontinued Operations, Three Months Ended September 30, 2015 - No loss related to Discontinued Operations, Nine Months Ended September 30, 2015 - Loss of $7.7 million related to Discontinued Operations)

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(25.8)	$10.6	$95.0	$(689.0)
PREFERRED STOCK DIVIDENDS	—	(25.6)	—	(38.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(25.8)	$(15.0)	$95.0	$(727.4)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$(0.11)	$0.19	$0.51	$0.87
Discontinued operations	(0.01)	(0.29)	—	(5.62)
	$(0.12)	$(0.10)	$0.51	$(4.75)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$(0.11)	$0.19	$0.51	$0.87
Discontinued operations	(0.01)	(0.29)	—	(5.62)
	$(0.12)	$(0.10)	$0.51	$(4.75)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	206,279	153,237	186,454	153,213
Diluted	206,279	153,237	188,471	153,213
CASH DIVIDENDS DECLARED PER DEPOSITARY SHARE	$—	$0.88	$—	$1.32
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(25.8)	$10.6	$95.0	$(689.0)
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	7.1	6.6	19.0	36.0
Unrealized net gain on marketable securities, net of tax	—	0.1	—	1.6
Unrealized net gain (loss) on foreign currency translation	0.9	(11.4)	2.6	157.1
Unrealized net gain (loss) on derivative financial instruments, net of tax	0.7	9.2	(2.6)	16.7
OTHER COMPREHENSIVE INCOME	8.7	4.5	19.0	211.4
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.9)	(0.7)	(2.2)	9.3
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(18.0)	$14.4	$111.8	$(468.3)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$118.5	$(690.5)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	88.9	99.1
Impairment of other long-lived assets	—	76.6
Deferred income taxes	—	160.0
Gain on extinguishment/restructuring of debt	(164.1)	(392.9)
(Gain) loss on deconsolidation, net of cash deconsolidated	(3.2)	654.8
Other	9.0	52.7
Changes in operating assets and liabilities:
Receivables and other assets	137.5	293.1
Inventories	21.6	(76.2)
Payables, accrued expenses and other liabilities	(136.1)	(236.2)
Net cash provided (used) by operating activities	72.1	(59.5)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(45.8)	(57.9)
Other investing activities	6.3	0.7
Net cash used by investing activities	(39.5)	(57.2)
FINANCING ACTIVITIES
Repayment of equipment loans	(95.6)	(36.9)
Distributions of partnership equity	(52.5)	(31.7)
Debt issuance costs	(5.2)	(33.6)
Net proceeds from issuance of common shares	287.6	—
Proceeds from first lien notes offering	—	503.5
Repurchase of debt	(301.0)	(225.9)
Borrowings under credit facilities	105.0	309.8
Repayment under credit facilities	(105.0)	(309.8)
Preferred stock dividends	—	(38.4)
Other financing activities	(19.3)	(38.8)
Net cash provided (used) by financing activities	(186.0)	98.2
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.4	(2.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(153.0)	(20.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285.2	290.9
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132.2	$270.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
As more fully described in the Form 10-K for the year ended December 31, 2015, we announced in January 2015, that the Bloom Lake Group commenced CCAA proceedings (the "Bloom Filing") with the Quebec Superior Court (Commercial Division) in Montreal (the "Montreal Court"). Effective January 27, 2015, following the Bloom Filing, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings (the "Wabush Filing") in the Montreal Court, which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
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
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations as of September 30, 2016:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Idle
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.

Equity Method Investments
Our 23 percent ownership interest in Hibbing is recorded as an equity method investment. As of September 30, 2016 and December 31, 2015, our investment in Hibbing was $1.9 million and $2.4 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of our Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of intercompany notes, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in the Statements of Unaudited Condensed Consolidated Operations.
For the three and nine months ended September 30, 2016, we incurred a net loss of $0.3 million and $1.2 million, respectively, from the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended September 30, 2016, losses of $1.1 million and gains of $0.6 million and for the nine months ended September 30, 2016, gains of $0.3 million and losses of $2.0 million resulted from remeasurement of cash and cash equivalents and remeasurement of certain obligations, respectively.
For the three and nine months ended September 30, 2015, net gains of $2.4 million and $15.2 million, respectively, related to the impact of transaction gains and losses resulting from remeasurement. Of these amounts, for the three months ended September 30, 2015, gains of $0.1 million and $1.3 million, respectively, resulted from remeasurement of short-term intercompany loans and cash and cash equivalents. Additionally, of these amounts for the nine months ended September 30, 2015, gains of $11.1 million and $2.0 million resulted from remeasurement of short-term intercompany loans and cash and cash equivalents, respectively.
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
Issued and Adopted
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We have adopted the guidance for the period ended September 30, 2016 and have applied this amended accounting guidance to the Statements of Unaudited Condensed Consolidated Cash Flows for all periods presented. The adoption of ASU 2016-15 did not have an impact on prior results reported in the Statements of Unaudited Condensed Consolidated Cash Flows.

NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first nine months of 2016 or 2015.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on the key indicators of EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of impairment of other long-lived assets, discontinued operations, extinguishment/restructuring of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of SG&A costs.  These measures allow management and investors to focus on our ability to service our debt, as well as, illustrate how the business and each operating segment is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
The following tables present a summary of our reportable segments for the three and nine months ended September 30, 2016 and 2015, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenues from product sales and services:
U.S. Iron Ore	$428.3	77%	$471.0	79%	$975.5	72%	$1,152.5	75%
Asia Pacific Iron Ore	125.0	23%	122.2	21%	379.5	28%	384.8	25%
Total revenues from product sales and services	$553.3	100%	$593.2	100%	$1,355.0	100%	$1,537.3	100%

Sales margin:
U.S. Iron Ore	$66.5		$48.7		$149.7		$177.7
Asia Pacific Iron Ore	18.9		6.4		58.1		15.5
Sales margin	85.4		55.1		207.8		193.2
Other operating expense	(50.7)		(25.9)		(98.7)		(66.4)
Other income (expense)	(66.9)		17.4		8.3		221.7
Income (loss) from continuing operations before income taxes	$(32.2)		$46.6		$117.4		$348.5

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(27.8)	$6.0	$118.5	$(690.5)
Less:
Interest expense, net	(48.7)	(62.3)	(156.2)	(170.7)
Income tax benefit (expense)	7.1	4.8	1.7	(167.3)
Depreciation, depletion and amortization	(26.8)	(35.6)	(88.9)	(99.1)
EBITDA	$40.6	$99.1	$361.9	$(253.4)
Less:
Impairment of other long-lived assets	$—	$—	$—	$(3.3)
Impact of discontinued operations	(2.7)	(44.8)	(0.6)	(865.9)
Gain (loss) on extinguishment/restructuring of debt	(18.3)	79.2	164.1	392.9
Severance and contractor termination costs	—	2.2	(0.1)	(9.3)
Foreign exchange remeasurement	(0.3)	2.4	(1.2)	15.2
Adjusted EBITDA	$61.9	$60.1	$199.7	$217.0

EBITDA:
U.S. Iron Ore	$61.1	$69.2	$196.6	$239.6
Asia Pacific Iron Ore	21.2	11.1	69.6	38.7
Other	(41.7)	18.8	95.7	(531.7)
Total EBITDA	$40.6	$99.1	$361.9	$(253.4)

Adjusted EBITDA:
U.S. Iron Ore	$65.3	$72.3	$208.6	$254.6
Asia Pacific Iron Ore	23.7	9.7	73.2	32.8
Other	(27.1)	(21.9)	(82.1)	(70.4)
Total Adjusted EBITDA	$61.9	$60.1	$199.7	$217.0

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation, depletion and amortization:
U.S. Iron Ore	$18.8	$27.9	$65.1	$71.6
Asia Pacific Iron Ore	6.3	6.1	19.2	19.1
Other	1.7	1.6	4.6	5.2
Total depreciation, depletion and amortization	$26.8	$35.6	$88.9	$95.9

Capital additions[1]:
U.S. Iron Ore	$25.8	$15.0	$39.5	$35.8
Asia Pacific Iron Ore	0.2	0.3	0.2	4.8
Other	0.4	2.4	4.8	6.0
Total capital additions	$26.4	$17.7	$44.5	$46.6

1    Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2016	December 31, 2015
Assets:
U.S. Iron Ore	$1,429.0	$1,476.4
Asia Pacific Iron Ore	137.7	202.5
Total segment assets	1,566.7	1,678.9
Corporate	206.2	441.7
Assets of Discontinued Operations	—	14.9
Total assets	$1,772.9	$2,135.5
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2016 and December 31, 2015:

	(In Millions)
	September 30, 2016			December 31, 2015
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$248.8	$20.4	$269.2	$252.3	$11.7	$264.0
Asia Pacific Iron Ore	17.3	30.8	48.1	20.8	44.8	65.6
Total	$266.1	$51.2	$317.3	$273.1	$56.5	$329.6
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of September 30, 2016 and December 31, 2015:

	(In Millions)
	September 30, 2016	December 31, 2015
Land rights and mineral rights	$500.5	$500.5
Office and information technology	63.6	71.0
Buildings	61.1	60.4
Mining equipment	598.7	594.0
Processing equipment	541.2	516.8
Electric power facilities	49.6	46.4
Land improvements	24.8	24.8
Asset retirement obligation	18.3	87.9
Other	28.4	28.2
Construction in-progress	37.9	40.3
	1,924.1	1,970.3
Allowance for depreciation and depletion	(934.0)	(911.3)
	$990.1	$1,059.0
We recorded depreciation and depletion expense of $25.6 million and $85.1 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016, respectively. This compares with depreciation and depletion expense of $34.6 million and $92.8 million for the three and nine months ended September 30, 2015, respectively.

NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of September 30, 2016 and December 31, 2015:

($ in Millions)
September 30, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
$700 Million 4.875% 2021 Senior Notes	4.89%	$325.7	$(1.2)	$(0.2)	$324.3	(1)
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	4.83%	244.8	(0.7)	(0.2)	243.9	(2)
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5	(3)
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.7)	(0.5)	224.4	(4)
$500 Million 3.95% 2018 Senior Notes	6.15%	—	—	—	—	(5)
$540 Million 8.25% 2020 First Lien Notes	9.97%	540.0	(8.6)	(27.4)	504.0
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	70.0	288.5	(6)
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(6.2)	(90.1)	333.8	(7)
$550 Million ABL Facility:
ABL Facility	N/A	550.0	N/A	N/A	—	(8)
Fair Value Adjustment to Interest Rate Hedge					2.0
Total debt		$2,833.1			$2,213.4
Less: Current portion					17.5
Long-term debt					$2,195.9

($ in Millions)
December 31, 2015
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
$700 Million 4.875% 2021 Senior Notes	4.89%	$412.5	$(1.7)	$(0.2)	$410.6
$1.3 Billion Senior Notes:
$500 Million 4.80% 2020 Senior Notes	4.83%	306.7	(1.1)	(0.4)	305.2
$800 Million 6.25% 2040 Senior Notes	6.34%	492.8	(4.3)	(5.8)	482.7
$400 Million 5.90% 2020 Senior Notes	5.98%	290.8	(1.1)	(0.8)	288.9
$500 Million 3.95% 2018 Senior Notes	6.30%	311.2	(0.9)	(1.2)	309.1
$540 Million 8.25% 2020 First Lien Notes	9.97%	540.0	(10.5)	(32.1)	497.4
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	544.2	(9.5)	(131.5)	403.2
$550 Million ABL Facility:
ABL Facility	N/A	550.0	N/A	N/A	—	(9)
Fair Value Adjustment to Interest Rate Hedge					2.3
Total debt		$3,448.2			$2,699.4

(1)
On March 2, 2016, we exchanged as part of an exchange offer $76.3 million of the 4.875 percent senior notes for $30.5 million of the 8.00 percent 1.5 lien notes that were recorded at a carrying value of $41.5 million, including undiscounted interest payments as of the transaction date. Additionally, during the third quarter of 2016 we entered into a debt for equity exchange; see NOTE 15 - CAPITAL STOCK for further discussion of this transaction.

(2)
On March 2, 2016, we exchanged as part of an exchange offer $44.7 million of the 4.80 percent senior notes for $17.9 million of the 8.00 percent 1.5 lien notes that were recorded at a carrying value of $24.4 million, including undiscounted interest payments as of the transaction date. Additionally, during the second and third quarters of 2016 we entered into a debt for equity exchange; see NOTE 15 - CAPITAL STOCK for further discussion of this transaction.

(3)
On March 2, 2016, we exchanged as part of an exchange offer $194.4 million of the 6.25 percent senior notes for $75.8 million of the 8.00 percent 1.5 lien notes that were recorded at a carrying value of $103.0 million, including undiscounted interest payments as of the transaction date.

(4)
On March 2, 2016, we exchanged as part of an exchange offer $65.1 million of the 5.90 percent senior notes for $26.0 million of the 8.00 percent 1.5 lien notes that were recorded at a carrying value of $35.4 million, including undiscounted interest payments as of the transaction date.

(5)
See the section entitled "$500 million 3.95 percent 2018 Senior Notes - Full Redemption" below for further discussion related to this instrument. On March 2, 2016, we exchanged as part of an exchange offer $17.6 million of the 3.95 percent senior notes for $11.4 million of the 8.00 percent 1.5 lien notes that were recorded at a carrying value of $15.5 million, including undiscounted interest payments as of the transaction date. Additionally, during the first quarter of 2016, we entered into a debt for equity exchange; see NOTE 15 - CAPITAL STOCK for further discussion of this transaction.

(6)
See the section entitled "$218.5 million 8.00 percent 2020 Senior Secured 1.5 Lien Notes - 2016 Exchange Offers" below for further discussion related to this instrument. As of September 30, 2016, $17.5 million of the undiscounted interest is recorded as current and classified as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.

(7)
On March 2, 2016, we exchanged as part of an exchange offer $114.1 million of the 7.75 percent senior notes for $57.0 million of the 8.00 percent 1.5 lien notes that were recorded at a carrying value of $77.5 million, including undiscounted interest payments as of the transaction date.

(8)
As of September 30, 2016, no loans were drawn under the ABL Facility and we had total availability of $355.7 million as a result of borrowing base limitations. As of September 30, 2016, the principal amount of letter of credit obligations totaled $108.8 million, thereby further reducing available borrowing capacity on our ABL Facility to $246.9 million.

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

$500 million 3.95 percent 2018 Senior Notes - Full Redemption
On September 16, 2016, we redeemed in whole $283.6 million aggregate principal of the outstanding 3.95 percent senior notes due 2018 at a total redemption price of $301.0 million. As a result, we recorded a $19.9 million pre-tax loss on full retirement of long-term debt in the third quarter of 2016, which consisted of debt redemption premiums of $17.4 million and expenses of $2.5 million related to the write-off of unamortized debt issuance costs, unamortized bond discount and deferred losses on interest rate swaps. The loss was recorded against the Gain (Loss) on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016.
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
We accounted for the 1.5 Lien Notes exchange as a TDR. For an exchange classified as TDR, if the future undiscounted cash flows of the newly issued debt are less than the net carrying value of the original debt, the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount, a gain is recorded for the difference and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value.  Accordingly, we recognized a gain of $174.3 million in the Gain (loss) on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2016. As a result, our reported interest expense will be less than the contractual interest payments throughout the term of the 1.5 Lien Notes. Debt issuance costs incurred of $5.2 million related to the notes exchange were expensed and were included in the Gain (loss) on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2016.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of September 30, 2016 and December 31, 2015, these letter of credit obligations totaled $108.8 million and $186.3 million, respectively.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at September 30, 2016:

(In Millions)
Maturities of Debt
2016 (October 1 - December 31)	$—
2017	—
2018	—
2019	—
2020	1,659.0
2021	325.7
2022 and thereafter	298.4
Total maturities of debt	$2,283.1
NOTE 6 - FAIR VALUE MEASUREMENTS
We have various financial instruments that require fair value measurements classified as Level 1, Level 2 and Level 3 of the fair value hierarchy. The following discussion represents the assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015.
There were no Level 1 financial assets as of September 30, 2016. Financial assets classified in Level 1 as of December 31, 2015, include money market funds of $30.0 million. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The derivative financial assets classified within Level 3 at September 30, 2016 and December 31, 2015 primarily relate to a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled coil at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at September 30, 2016 and December 31, 2015. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.

The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at September 30, 2016	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate per dry metric ton (Weighted Average)

Provisional pricing arrangements	$0.4	Other current assets	Market Approach	Management's Estimate of 62% Fe	$56
	$2.7	Other current liabilities
Customer supply agreement	$28.0	Other current assets	Market Approach	Hot-Rolled Coil Estimate	$430 - $530 ($470)
The significant unobservable input used in the fair value measurement of our provisional pricing arrangements is management’s estimate of 62 percent Fe fines spot price based upon current market data, including historical seasonality and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
The significant unobservable input used in the fair value measurement of our customer supply agreement is the future hot-rolled coil price that is estimated based on projections provided by the customer, current market data, analysts' projections and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
We recognize any transfers between levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2016 or 2015. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015.

	(In Millions)
	Derivative Assets (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$25.8	$7.7	$7.8	$63.2
Total gains (losses)
Included in earnings	14.6	15.0	62.6	28.1
Settlements	(12.0)	(12.3)	(42.0)	(80.9)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$28.4	$10.4	$28.4	$10.4
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$8.2	$12.2	$24.7	$22.7

	(In Millions)
	Derivative Liabilities (Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$(2.6)	$(8.0)	$(3.4)	$(9.5)
Total gains (losses)
Included in earnings	(2.9)	(13.7)	(12.8)	(45.4)
Settlements	2.8	20.9	13.5	54.1
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - September 30	$(2.7)	$(0.8)	$(2.7)	$(0.8)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(2.7)	$(0.5)	$(2.7)	$(0.8)
Gains and losses included in earnings are reported in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016 and 2015.
The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at September 30, 2016 and December 31, 2015 were as follows:

		(In Millions)
		September 30, 2016		December 31, 2015
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes—$700 million	Level 1	$324.3	$260.6	$410.6	$69.4
Senior Notes—$1.3 billion	Level 1	536.4	400.7	787.9	137.4
Senior Notes—$400 million	Level 1	224.4	194.9	288.9	52.8
Senior Notes—$500 million	Level 1	—	—	309.1	87.1
Senior First Lien Notes —$540 million	Level 1	504.0	573.2	497.4	414.5
Senior 1.5 Lien Notes —$218.5 million	Level 2	288.5	210.9	—	—
Senior Second Lien Notes —$544.2 million	Level 1	333.8	402.8	403.2	134.7
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	2.0	2.0	2.3	2.3
Total long-term debt		$2,213.4	$2,045.1	$2,699.4	$898.2
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates. The ABL Facility is variable rate interest and approximates fair value. See NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans, primarily consisting of retiree healthcare benefits, to most employees in the United States as part of a total compensation and benefits program. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula.
Historically, we selected a single-weighted discount rate to be used for all pension and OPEB plans based on the 10th to 90th percentile results. Beginning January 1, 2016, we elected to select a separate discount rate for each plan, based on 40th to 90th percentile results. The discount rates are determined by matching the projected cash flows used to determine the projected benefit obligation and accumulated postretirement benefit obligation to a projected yield curve of 688 Aa graded bonds. These bonds are either noncallable or callable with make-whole provisions. We made this change in order to more precisely measure our service and interest costs, by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  As this change is treated as a change in estimate, the impact is reflected in the first nine months of the current fiscal year and prospectively, and historical measurements of service and interest cost were not affected.
This change in estimate is anticipated to reduce our current year annual net periodic benefit expense by approximately $8.2 million for our pension plans and by approximately $1.8 million for our OPEB plans. Accordingly, for the three and nine months ended September 30, 2016, total service cost and interest cost for the defined benefit pension plans were $12.0 million and $35.9 million, respectively, a reduction of $1.9 million and $6.1 million, respectively, as a result of implementing the new approach.
For the three and nine months ended September 30, 2016, total service cost and interest cost for the OPEB plans were $2.7 million and $8.1 million, respectively, a reduction of $0.2 million and $1.4 million, respectively, as a result of implementing the new approach.
The following are the components of defined benefit pension and OPEB expense for the three and nine months ended September 30, 2016 and 2015:
Defined Benefit Pension Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$4.2	$3.1	$13.2	$15.7
Interest cost	7.8	9.0	22.7	27.9
Expected return on plan assets	(13.6)	(14.5)	(41.0)	(44.4)
Amortization:
Prior service costs	0.5	0.5	1.6	1.7
Net actuarial loss	5.4	4.5	15.9	15.3
Curtailments/settlements	—	$(0.1)	—	0.2
Net periodic benefit cost to continuing operations	$4.3	$2.5	$12.4	$16.4

Other Postretirement Benefits Expense

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$0.4	$(1.6)	$1.3	$1.4
Interest cost	2.3	2.1	6.8	8.6
Expected return on plan assets	(4.3)	(4.5)	(12.8)	(13.7)
Amortization:
Prior service credits	(0.9)	0.6	(2.8)	(1.2)
Net actuarial loss	1.7	1.1	4.5	4.2
Net periodic benefit credit to continuing operations	$(0.8)	$(2.3)	$(3.0)	$(0.7)
We made pension contributions of $0.5 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, compared to pension contributions of $23.9 million and $34.1 million for the three and nine months ended September 30, 2015, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and nine months ended September 30, 2016 and September 30, 2015.
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
NOTE 9 - INCOME TAXES
Our 2016 estimated annual effective tax rate before discrete items is approximately 0.4 percent. The annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, a deduction for worthless stock and the placement of valuation allowance from operations in the current year. The 2015 estimated annual effective tax rate before discrete items at September 30, 2015 was 2.1 percent.
For the three and nine months ended September 30, 2016, we recorded discrete items that resulted in an income tax benefit of $2.9 million and $2.2 million, respectively. These items relate primarily to prior year adjustments due to a change in estimate of the 2015 net operating loss and corresponding reversal of valuation allowance and quarterly interest accrued on reserves for uncertain tax positions. For the three and nine months ended September 30, 2015, there were discrete items that resulted in an income tax benefit of $4.5 million and income tax expense of $162.6 million, respectively. These items were related primarily to the recording of valuation allowances against existing deferred tax assets as a result of the determination that these would no longer be realizable.

NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $2.2 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, compared with $3.2 million and $9.5 million, respectively, for the same periods in 2015.
Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2016 are as follows:

	(In Millions)
	Capital Leases		Operating Leases
2016 (October 1 - December 31)	$6.4		$2.3
2017	23.4		8.9
2018	18.9		7.6
2019	10.5		4.9
2020	9.4		4.9
2021 and thereafter	9.4		5.0
Total minimum lease payments	$78.0		$33.6
Amounts representing interest	14.2
Present value of net minimum lease payments	$63.8	(1)

(1)
The total is comprised of $18.3 million and $45.5 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2016.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $222.8 million and $234.0 million at September 30, 2016 and December 31, 2015, respectively. The following is a summary of the obligations as of September 30, 2016 and December 31, 2015:

	(In Millions)
	September 30, 2016	December 31, 2015
Environmental	$3.0	$3.6
Mine closure
LTVSMC	25.0	24.1
Operating mines:
U.S. Iron Ore	176.8	189.9
Asia Pacific Iron Ore	18.0	16.4
Total mine closure	219.8	230.4
Total environmental and mine closure obligations	222.8	234.0
Less current portion	2.6	2.8
Long term environmental and mine closure obligations	$220.2	$231.2
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a rollforward of our asset retirement obligation liability related to our active mining locations for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	(In Millions)
	September 30, 2016	December 31, 2015
Asset retirement obligation at beginning of period	$206.3	$142.4
Accretion expense	8.4	6.5
Exchange rate changes	0.9	(1.1)
Revision in estimated cash flows	(20.8)	58.5
Asset retirement obligation at end of period	$194.8	$206.3
The revisions in the estimated cash flows recorded during the nine months ended September 30, 2016 relate primarily to revisions of the timing of the estimated cash flows related to one of our U.S. mines. For the year ended December 31, 2015, the revisions in estimated cash flows recorded during the year related primarily to revisions in the timing of the estimated cash flows and the technology associated with required storm water management systems expected to be implemented subsequent to the indefinite idling of the Empire mine.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The carrying amount of goodwill for the nine months ended September 30, 2016 and the year ended December 31, 2015 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets and Liabilities
The following table is a summary of intangible assets and liabilities as of September 30, 2016 and December 31, 2015:

		(In Millions)
		September 30, 2016			December 31, 2015
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.7	$(23.8)	$54.9	$78.4	$(20.2)	$58.2
Total intangible assets		$78.7	$(23.8)	$54.9	$78.4	$(20.2)	$58.2
Below-market sales contracts	Other current liabilities	$(23.1)	$15.4	$(7.7)	$(23.1)	$—	$(23.1)
Below-market sales contracts	Other liabilities	(205.8)	205.8	—	(205.8)	205.8	—
Total below-market sales contracts		$(228.9)	$221.2	$(7.7)	$(228.9)	$205.8	$(23.1)

Amortization expense relating to intangible assets was $1.2 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $0.9 million and $3.1 million, respectively, for the comparable periods in 2015. The estimated amortization expense relating to intangible assets for the remainder of this year and each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31,
2016 (remaining three months)	$1.0
2017	4.2
2018	4.2
2019	2.5
2020	2.5
2021	2.5
Total	$16.9
The below-market sales contract is classified as a liability and recognized over the term of the underlying contract, which expires December 31, 2016. For the three and nine months ended September 30, 2016 and September 30, 2015, we recognized $7.7 million and $15.4 million, respectively, in Product revenues related to the below-market sales contract. The remaining $7.7 million is estimated to be recognized in Product revenues during the remainder of 2016.
NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2016 and December 31, 2015:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Customer supply agreement	Other current assets	28.0	Other current assets	5.8		—		—
Provisional pricing arrangements	Other current assets	0.4	Other current assets	2.0	Other current liabilities	2.7	Other current liabilities	3.4
Commodity contracts		—		—		—	Other current liabilities	0.6
Total derivatives not designated as hedging instruments under ASC 815		$28.4		$7.8		$2.7		$4.0
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
We recognized a $7.1 million and $26.8 million net gain in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016, respectively, related to the supplemental payments. This compares with Product revenues of $11.6 million and $22.1 million for the comparable periods in 2015. Other current assets, representing the fair value of the pricing factors, were $28.0 million and $5.8 million in the September 30, 2016 and December 31, 2015 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue primarily is recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is initially recorded at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At September 30, 2016 and December 31, 2015, we recorded $0.4 million with our U.S. Iron Ore customers and $2.0 million with our Asia Pacific Iron Ore customers, respectively, as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate. At September 30, 2016 and December 31, 2015, we recorded $2.7 million with our Asia Pacific Iron Ore customers and $3.4 million with our U.S. Iron Ore and Asia Pacific Iron Ore customers, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a $4.5 million and $22.9 million net increase in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016, respectively, related to these arrangements. This compares with a net $7.6 million increase and a net $0.2 million decrease in Product revenues for the comparable periods in 2015.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016 and 2015:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Customer supply agreement	Product revenues	7.1	11.6	26.8	22.1
Provisional pricing arrangements	Product revenues	4.5	7.6	22.9	(0.2)
Foreign exchange contracts	Other non-operating income (expense)	—	(1.1)	—	(3.6)
Commodity contracts	Cost of goods sold and operating expenses	—	—	—	(3.4)
Foreign exchange contracts	Product revenues	—	(2.1)	—	(11.8)
		$11.6	$16.0	$49.7	$3.1

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

(In Millions)
			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Unaudited Condensed Consolidated Operations
Loss from Discontinued Operations, net of tax	QTD September 30, 2016	$(1.8)	$(0.9)	$—	$(0.9)	$(2.7)
Loss from Discontinued Operations, net of tax	QTD September 30, 2015	$(29.8)	$(14.1)	$—	$(14.1)	$(43.9)
Income (Loss) from Discontinued Operations, net of tax	YTD September 30, 2016	$(3.8)	$3.2	$—	$3.2	$(0.6)
Loss from Discontinued Operations, net of tax	YTD September 30, 2015	$(137.0)	$(731.9)	$(0.1)	$(732.0)	$(869.0)

Statements of Unaudited Condensed Consolidated Financial Position
Short-term assets of discontinued operations	As of September 30, 2016	$—	$—	$—	$—	$—
Short-term liabilities of discontinued operations	As of September 30, 2016	$5.5	$—	$—	$—	$5.5
Short-term assets of discontinued operations	As of December 31, 2015	$14.9	$—	$—	$—	$14.9
Short-term liabilities of discontinued operations	As of December 31, 2015	$6.9	$—	$—	$—	$6.9

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization:	YTD September 30, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD September 30, 2015	$13.1	$—	$—	$—	$13.1
Impairment of other long-lived assets	YTD September 30, 2015	$73.4	$—	$—	$—	$73.4
North American Coal Operations
Loss on Discontinued Operations
Our previously reported North American Coal operating segment results are classified as discontinued operations for all periods presented. The closing of the sale of our Oak Grove and Pinnacle mines on December 22, 2015, completed a strategic shift in our business.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
Loss from Discontinued Operations	2016	2015	2016	2015
Revenues from product sales and services	$—	$78.8	$—	$338.1
Cost of goods sold and operating expenses	—	(102.9)	—	(377.2)
Sales margin	—	(24.1)	—	(39.1)
Other operating expense	(1.8)	(7.4)	(3.8)	(25.7)
Other expense	—	(0.4)	—	(1.4)
Loss from discontinued operations before income taxes	(1.8)	(31.9)	(3.8)	(66.2)
Impairment of long-lived assets	—	—	—	(73.4)
Income tax benefit	—	2.1	—	2.6
Loss from discontinued operations, net of tax	$(1.8)	$(29.8)	$(3.8)	$(137.0)
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations(1)	September 30, 2016	December 31, 2015
Other current assets	$—	$14.9
Total assets of discontinued operations	$—	$14.9

Accrued liabilities	$1.2	$—
Other current liabilities(1)	4.3	6.9
Total liabilities of discontinued operations	$5.5	$6.9
(1) At September 30, 2016 and December 31, 2015, we had $4.0 million and $7.8 million, respectively, of contingent liabilities associated with our exit from the coal business recorded on our parent company.

Income Taxes
We recognized no tax benefit or expense for the three and nine months ended September 30, 2016 in Loss from Discontinued Operations, net of tax, related to our North American Coal investments. For the three and nine months ended September 30, 2015, we recognized a tax benefit of $2.1 million and $2.6 million, respectively, in Loss from Discontinued Operations, net of tax. This benefit was primarily the result of a loss on our North American Coal investments.
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

Gain (Loss) on Discontinued Operations
Our decision in 2015 to exit Canada represented a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective 2015 deconsolidations as well as costs to exit are classified as discontinued operations.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) from Discontinued Operations	2016	2015	2016	2015
Revenues from product sales and services	$—	$—	$—	$11.3
Cost of goods sold and operating expenses	—	—	—	(11.1)
Sales margin	—	—	—	0.2
Other operating expense	—	—	—	(33.8)
Other expense	—	—	—	(1.0)
Loss from discontinued operations before income taxes	—	—	—	(34.6)
Gain (loss) from deconsolidation	(0.9)	(13.4)	3.2	(697.4)
Income tax expense	—	(0.7)	—	—
Gain (loss) from discontinued operations, net of tax	$(0.9)	$(14.1)	$3.2	$(732.0)
Canadian Entities loss from deconsolidation totaled $0.9 million and gain from deconsolidation totaled $3.2 million for the three and nine months ended September 30, 2016, respectively, which included the following:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment impairment on deconsolidation[1]	$(0.9)	$(13.9)	$3.2	$(494.3)
Contingent liabilities	—	0.5	—	(203.1)
Total gain (loss) from deconsolidation	$(0.9)	$(13.4)	$3.2	$(697.4)

[1] Includes the adjustment to fair value of our remaining interest in the Canadian Entities.
We have no gain or loss from deconsolidation attributable to contingent liabilities for the three and nine months ended September 30, 2016 compared to a gain of $0.5 million and a loss of $203.1 million for the three and nine months ended September 30, 2015, respectively. As a result of the deconsolidation we recorded accrued expenses for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases for a loss on deconsolidation of $203.1 million, for the nine months ended September 30, 2015.
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
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $69.3 million and $72.9 million in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2016 and December 31, 2015, respectively.
Contingent Liabilities
Certain liabilities consisting primarily of equipment loans and environmental obligations of the Canadian Entities were secured through corporate guarantees and standby letters of credit. As of September 30, 2016, we have liabilities of $0.2 million and $37.9 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position. As of December 31, 2015, we had liabilities of $96.5 million and $35.9 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
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
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that were measured on a fair value basis at September 30, 2016 for the Canadian Operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	September 30, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$69.3	$69.3	$3.2
Liabilities:
Contingent liabilities	$—	$—	$38.1	$38.1	$—
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
DIP Financing
In connection with the Wabush Filing on May 20, 2015, the Montreal Court approved an agreement to provide a debtor-in-possession credit facility (the "DIP financing") to the Wabush Group, which provided for borrowings under the facility up to $10.0 million. The DIP financing was secured by a court-ordered charge over the assets of the Wabush Group. As of December 31, 2015, there was $6.8 million drawn and outstanding under the DIP financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company. During the three months ended March 31, 2016, the Wabush Group made an additional draw of $1.5 million. We subsequently received a repayment of $8.3 million and as a result, there was no outstanding balance due under the DIP financing arrangement from Wabush Iron Co. Limited’s parent company, Cliffs Mining Company as of September 30, 2016.
Income Taxes
We recognized no tax benefit for the three and nine months ended September 30, 2016 in Gain (loss) from discontinued operations, net of tax. For the three months ended September 30, 2015, we recognized a tax expense of $0.7 million in Gain (loss) from discontinued operations, net of tax. We recognized no tax benefit or expense for the nine months ended September 30, 2015 in Gain (loss) from discontinued operations, net of tax.
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
Debt for Equity Exchange
During the third quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 2.3 million common shares, representing less than one percent of our outstanding common shares, in exchange for $4.5 million aggregate principal amount of our 4.80 percent senior notes due 2020 and $10.5 million aggregate principal amount of our 4.875 percent senior notes due 2021. Accordingly, we recognized a gain of $1.6 million in Gain (loss) on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016. The issuance of the common shares in exchange for our senior notes due 2020 and 2021 was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.
During the second quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $12.6 million aggregate principal amount of our senior notes due 2020. Accordingly, we recognized a gain of $3.6 million in Gain (loss) on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2016. The issuance of the common shares in exchange for our senior notes due 2020 was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

During the first quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 1.8 million common shares, representing less than one percent of our outstanding common shares, in exchange for $10.0 million aggregate principal amount of our senior notes due 2018. Accordingly, we recognized a gain of $4.5 million in Gain (loss) on extinguishment/restructuring of debt in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2016. The issuance of the common shares in exchange for our senior notes due 2018 was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.
Common Share Public Offering
On August 10, 2016, we issued 44.4 million common shares in a public offering. We received net proceeds of approximately $287.6 million at a public offering price of $6.75 per common share. The proceeds from the issuance of our common shares were used to fully redeem our senior notes due 2018.
NOTE 16 - SHAREHOLDERS' EQUITY (DEFICIT)
The following table reflects the changes in shareholders' equity (deficit) attributable to both Cliffs and the noncontrolling interests primarily related to Tilden and Empire of which Cliffs owns 85 percent and 79 percent, respectively, for the nine months ended September 30, 2016 and September 30, 2015:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2015	$(1,981.4)	$169.8	$(1,811.6)
Comprehensive income
Net income	95.0	23.5	118.5
Other comprehensive income	16.8	2.2	19.0
Total comprehensive income	111.8	25.7	137.5
Issuance of common shares	315.2	—	315.2
Stock and other incentive plans	10.1	—	10.1
Distributions of partnership equity	—	(48.8)	(48.8)
Undistributed losses to noncontrolling interest	—	(2.9)	(2.9)
September 30, 2016	$(1,544.3)	$143.8	$(1,400.5)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2014	$(1,431.3)	$(303.0)	$(1,734.3)
Comprehensive income (loss)
Net loss	(689.0)	(1.5)	(690.5)
Other comprehensive income (loss)	220.7	(9.3)	211.4
Total comprehensive loss	(468.3)	(10.8)	(479.1)
Effect of deconsolidation	—	528.2	528.2
Stock and other incentive plans	6.0	—	6.0
Preferred share dividends	(38.4)	—	(38.4)
Distributions to noncontrolling interest	—	(40.7)	(40.7)
Undistributed losses to noncontrolling interest	—	(1.2)	(1.2)
September 30, 2015	$(1,932.0)	$172.5	$(1,759.5)

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity for September 30, 2016 and September 30, 2015:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(0.1)	4.4	(3.4)	(0.6)
Net loss reclassified from accumulated other comprehensive income (loss)	6.3	—	—	—	6.3
Balance March 31, 2016	$(236.6)	$—	$225.1	$(0.8)	$(12.3)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(2.7)	0.1	(3.0)
Net loss reclassified from accumulated other comprehensive income (loss)	6.3	—	—	—	6.3
Balance June 30, 2016	$(230.7)	$—	$222.4	$(0.7)	$(9.0)
Other comprehensive income (loss) before reclassifications	(0.5)	—	0.9	—	0.4
Net loss reclassified from accumulated other comprehensive income (loss)	6.7	—	—	0.7	7.4
Balance September 30, 2016	$(224.5)	$—	$223.3	$—	$(1.2)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	9.3	2.8	(14.7)	(7.1)	(9.7)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	30.3	(2.0)	182.7	6.3	217.3
Balance March 31, 2015	$(251.5)	$(0.2)	$232.4	$(18.9)	$(38.2)
Other comprehensive income (loss) before reclassifications	1.3	1.0	1.2	0.5	4.0
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	(1.6)	(0.9)	—	7.8	5.3
Balance June 30, 2015	$(251.8)	$(0.1)	$233.6	$(10.6)	$(28.9)
Other comprehensive income (loss) before reclassifications	(0.7)	0.1	(11.4)	4.8	(7.2)
Net loss reclassified from accumulated other comprehensive income (loss)	6.6	—	—	4.4	11.0
Balance September 30, 2015	$(245.9)	$—	$222.2	$(1.4)	$(25.1)

The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ equity for the three and nine months ended September 30, 2016:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of pension and postretirement benefit liability:
Prior service costs (1)	$(0.4)	$1.1	$(1.2)	$0.5
Net actuarial loss (1)	7.1	5.6	20.4	19.5
Settlements/curtailments (1)	—	(0.1)	—	0.2
Effect of deconsolidation (2)	—	—	—	15.1	Loss from Discontinued Operations, net of tax
	6.7	6.6	19.2	35.3	Total before taxes
	—	—	—	—	Income tax benefit (expense)
	$6.7	$6.6	$19.2	$35.3	Net of taxes

Unrealized gain (loss) on marketable securities:
Impairment	—	—	—	(3.2)	Other non-operating income (expense)
	—	—	—	0.3	Income tax benefit (expense)
	$—	$—	$—	$(2.9)	Net of taxes

Unrealized gain (loss) on foreign currency translation:
Effect of deconsolidation (2)	$—	$—	$—	$182.7	Loss from Discontinued Operations, net of tax
	—	—	—	—	Income tax benefit (expense)
	$—	$—	$—	$182.7	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Australian dollar foreign exchange contracts	$—	$6.3	$—	$26.4	Product revenues
Treasury lock	1.2	—	1.2	—	Gain (loss) on extinguishment/restructuring of debt
	(0.5)	(1.9)	(0.5)	(7.9)	Income tax benefit (expense)
	$0.7	$4.4	$0.7	$18.5	Net of taxes

Total Reclassifications for the Period	$7.4	$11.0	$19.9	$233.6

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

(2)	Represents Canadian accumulated currency translation adjustments that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the nine months ended September 30, 2016 and 2015 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2016	2015
Capital additions (1)	$44.5	$69.0
Cash paid for capital expenditures	45.8	57.9
Difference	$(1.3)	$11.1
Non-cash accruals	$(1.3)	$10.4
Capital leases	—	0.7
Total	$(1.3)	$11.1

(1)
Includes capital additions of $44.5 million related to continuing operations for the nine months ended September 30, 2016. Includes capital additions of $46.6 million and $22.4 million related to continuing operations and discontinued operations, respectively, for the nine months ended September 30, 2015.

NOTE 18 - RELATED PARTIES
Three of our five U.S. iron ore mines are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at September 30, 2016:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date. Furthermore, as part of the 2014 extension agreement that was entered into between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and will continue through the first quarter of 2017.  During the three and nine months ended September 30, 2016, we recorded distributions of $7.4 million and $48.8 million, respectively, under this agreement of which $41.4 million was paid as of September 30, 2016. In addition, we paid $11.1 million in January 2016 related to 2015 distributions. During the three and nine months ended September 30, 2015, we recorded distributions of $9.0 million and $40.7 million under this agreement, of which $31.7 million was paid as of September 30, 2015.

Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenues from related parties	$223.4	$208.0	$568.4	$468.0
Total product revenues	508.6	542.5	1,237.0	1,399.9
Related party product revenue as a percent of total product revenue	43.9%	38.3%	45.9%	33.4%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $52.2 million and $15.8 million at September 30, 2016 and December 31, 2015, respectively. Amounts due to related parties recorded in Accounts payable, including provisional pricing arrangements, were $7.4 million at September 30, 2016 and amounts including provisional pricing arrangements and liabilities to related parties were $14.5 million at December 31, 2015.
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Loss) from Continuing Operations	$(25.1)	$49.9	$119.1	$178.5
Loss (Income) from Continuing Operations Attributable to Noncontrolling Interest	2.0	4.6	(23.5)	(6.2)
Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders	$(23.1)	$54.5	$95.6	$172.3
Loss from Discontinued Operations, net of tax	(2.7)	(43.9)	(0.6)	(861.3)
Net Income (Loss) Attributable to Cliffs Shareholders	$(25.8)	$10.6	$95.0	$(689.0)
Preferred Stock Dividends	—	(25.6)	—	(38.4)
Net Income (Loss) Attributable to Cliffs Common Shareholders	$(25.8)	$(15.0)	$95.0	$(727.4)
Weighted Average Number of Shares:
Basic	206.3	153.2	186.5	153.2
Employee Stock Plans	—	—	2.0	—
Diluted	206.3	153.2	188.5	153.2
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$(0.11)	$0.19	$0.51	$0.87
Discontinued operations	(0.01)	(0.29)	—	(5.62)
	$(0.12)	$(0.10)	$0.51	$(4.75)
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$(0.11)	$0.19	$0.51	$0.87
Discontinued operations	(0.01)	(0.29)	—	(5.62)
	$(0.12)	$(0.10)	$0.51	$(4.75)
The diluted earnings per share calculation excludes 25.2 million depositary shares that were anti-dilutive for the three and nine months ended September 30, 2015. Additionally, the diluted earnings per share calculation excludes 3.0 million shares for the three months ended September 30, 2016, and 0.1 million shares and 0.2 million shares for the three and nine months ended September 30, 2015, related to equity plan awards that would have been anti-dilutive.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Contingencies
Litigation
We are currently a party to various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations of the period in which the ruling occurs, or future periods. However, we do not believe that any pending litigation will result in a material liability in relation to our consolidated financial statements. Currently, we have recorded a liability in Accrued expenses in the Statements of Unaudited Condensed Consolidated Financial Position related to the following matter:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. Should FERC award SSR costs based on retroactive surcharges and the amount of SSR compensation not be adjusted, our current estimate of the potential liability to the Empire and Tilden mines is approximately $13.6 million, based on MISO's June 14, 2016 refund report (as revised in MISO's July 20, 2016 errata refund report) for the Escanaba, White Pine and Presque Isle SSRs.  We, however, continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers, which is heavily influenced by the global steel market and, in particular, Chinese steel production. In the first nine months of 2016, the U.S. produced approximately 60 million metric tons of crude steel or about 5 percent of total global crude steel production, which is flat when compared to the same period in 2015. U.S. total steel capacity utilization was approximately 72 percent in the first nine months of 2016, which is also flat compared to the same period in 2015. Additionally, in the first nine months of 2016, China produced approximately 604 million metric tons of crude steel, or approximately 50 percent of total global crude steel production, which is flat when compared to the same period in 2015. Through the first nine months of 2016, global crude steel production is flat compared to the same period in 2015.
Through the first nine months of 2016, the Platts IODEX has, despite its volatility, remained at encouraging levels. We believe this is the result of improved sentiment about steel demand in China and signs of high-cost capacity closures. In addition, major supply additions from both Brazil and Australia anticipated to come online this year have experienced difficulties ramping up and completion dates have been further delayed. Furthermore, we believe the new management teams at the major Australian iron ore producers will show more supply discipline for the remainder of the year and through 2017, which could help maintain or even improve these current price levels.
The Platts IODEX price decreased 7 percent to an average price of $54 per metric ton for the nine months ended September 30, 2016 compared to the respective period of 2015; however, the average price of $54 per metric ton is up from the low of approximately $39 per metric ton we encountered in December 2015. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because its contracts correlate heavily to Platts IODEX pricing, and to a lesser extent certain of our U.S. Iron Ore contracts.
While iron ore prices remained at encouraging levels during the third quarter, we did see a substantial decline in the price of hot-rolled coil in the United States. While still remaining at a level considerably higher than its lows in January 2016, the price of hot-rolled coil dropped over $100 per short ton during the third quarter. We believe this is a result of attempts by China to circumvent anti-dumping and countervailing duties by using other countries as an intermediary, most notably Vietnam. This issue was addressed in late September with a circumvention case against Vietnam made by the domestic U.S. mills, who are seeking to impose duties on these imports as well. We also believe the price weakness is attributable to normal seasonality of the business, as well as the uncertain political environment in the United States with respect to the November Presidential election. As these uncertainties subside and trade case enforcement continues, we believe the hot-rolled coil pricing environment in the United States will improve.
For the three months ended September 30, 2016, our consolidated revenues were $553.3 million and net loss from continuing operations per diluted share was $0.11. This compares with consolidated revenues of $593.2 million and net income from continuing operations per diluted share of $0.19 for the comparable period in 2015. The net loss from continuing operations for the three months ended September 30, 2016, was impacted negatively by an $18.3 million loss on extinguishment of debt versus a gain on extinguishment/restructuring of debt of $79.2 million for the three months ended September 30, 2015.
For the nine months ended September 30, 2016, our consolidated revenues were $1,355.0 million and net income from continuing operations per diluted share was $0.51. This compares with consolidated revenues of $1,537.3 million and net income from continuing operations per diluted share of $0.87 for the comparable period in 2015. Net income from continuing operations in the nine months ended September 30, 2016 and September 30, 2015, were impacted positively as a result of gains on the extinguishment/restructuring of debt of $164.1 million and $392.9 million, respectively. Results for the nine months ended September 30, 2015 were impacted negatively by income tax expense primarily due to the placement of a valuation allowance against U.S. deferred tax assets.
Strategy
The Company is Focused on our Core U.S. Iron Ore Business
We are the market-leading iron ore producer in the United States, supplying differentiated iron ore pellets under long-term contracts to the largest North America integrated steel producers. We have the unique advantage of not only being a low cost producer of iron ore pellets in the U.S. market, but also having the technical expertise to create custom-made pellets for the specific blast furnaces that we supply. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as our most stable business. We expect to continue to strengthen our U.S. Iron Ore operating cost profile through continuous operational improvements and disciplined capital allocation policies. Strategically, we continue to develop various entry options into the EAF market. As the EAF steel market continues to capture a growing share of the United States steel market, there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron, hot briquetted iron and/or pig iron. In 2015, we produced and shipped a batch trial of DR-grade pellets, a source of lower silica iron units for the production of direct reduced iron. In early 2016, we reached a significant milestone with positive results from the successful industrial trial of our DR-grade pellets. While we are still in the early stages of developing our alternative metallic business, we believe the trial will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientele. Additionally, during 2016, we commenced construction of the necessary assets and infrastructure required to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to provide a customized pellet that meets our customer's pellet specification requirements.
Maintaining Discipline on Costs and Capital Spending and Improving our Financial Flexibility
We believe our ability to execute our strategy is dependent on our financial position; therefore, we remain focused on improving the strength of our balance sheet and creating financial flexibility to manage through lower demand for our products and volatility in commodity prices. We have developed a highly disciplined financial and capital expenditure plan with a focus on improving our cost profile and increasing long-term profitability.
Recent Developments
On August 10, 2016, we issued approximately 44.4 million common shares at a public offering price of $6.75 per share. Net proceeds from the public offering were $287.6 million, including underwriter commissions and other expenses. On August 17, 2016, we announced that we would redeem the entirety of our outstanding 3.95 percent senior notes due 2018. The aggregate principal amount outstanding on these notes was $283.6 million. We made total payments to the holders of the senior notes in the amount of $301.0 million in aggregate, plus accrued and unpaid interest to date. The 3.95 percent senior notes were redeemed in full on September 16, 2016.
On March 23, 2016, we announced the indefinite idle of the Empire mine.  We notified employees and government officials of layoffs resulting from the idle by issuing notices under the Worker Adjustment and Retraining Notification Act (WARN) on April 14, June 9, and August 15, 2016.  The Empire mine continued to produce iron ore pellets until it was indefinitely idled on August 3, 2016. We plan to continue shipping Empire's remaining pellets into 2017.  Empire's ongoing indefinite idle costs are now included in Miscellaneous - net within the Statements of Unaudited Condensed Consolidated Operations.
On September 29, 2016, the United Steelworkers ratified a new three-year labor agreement with the Company that covers employees at our Tilden and Empire mines in Michigan, and United Taconite and Hibbing Taconite mines in Minnesota.  The new contract is retroactively effective from October 1, 2015 through September 30, 2018.  The agreement included a signing bonus of $3.5 million, which is recorded within the Statements of Unaudited Condensed Consolidated Operations.

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
Additionally, as a result of the CCAA filing of the Bloom Lake Group on January 27, 2015, and the Wabush Group on May 20, 2015, we no longer have a controlling interest over the Bloom Lake Group and certain other wholly-owned subsidiaries, and we no longer have a controlling interest over the Wabush Group. The Bloom Lake Group, Wabush Group and certain of each of their wholly-owned subsidiaries were previously reported as Eastern Canadian Iron Ore and Other reportable segments. As such, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries as of January 27, 2015. Additionally, as a result of the Wabush Filing on May 20, 2015, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The wholly-owned subsidiaries deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.
Results of Operations – Consolidated
2016 Compared to 2015
The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$553.3	$593.2	$(39.9)	$1,355.0	$1,537.3	$(182.3)
Cost of goods sold and operating expenses	(467.9)	(538.1)	70.2	(1,147.2)	(1,344.1)	196.9
Sales margin	$85.4	$55.1	$30.3	$207.8	$193.2	$14.6
Sales margin %	15.4%	9.3%	6.1%	15.3%	12.6%	2.7%
Revenues from Product Sales and Services
Sales revenue for the three months ended September 30, 2016 decreased $39.9 million, or 6.7 percent, from the comparable period in 2015, which primarily was attributable to the decrease in sales volume. Iron ore sales volumes from our U.S. Iron Ore operations decreased 313 thousand long tons or a decrease of $24.0 million in revenue and our Asia Pacific Iron Ore operations decreased 127 thousand metric tons or a decrease in revenue of $5.3 million, for the three months ended September 30, 2016. These decreases in sales volumes and revenue were mainly attributable to the termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016, for nominations to begin in 2017 and customer dock space limitations, partially offset by additional short term contracts for fewer nominated tons. Additionally, during the three months ended September 30, 2016, iron ore revenues from our U.S. Iron Ore operations decreased $15.8 million due to unfavorable pricing compared to the prior-year period. This was offset partially by our Asia Pacific Iron Ore operations that had increased revenue of $11.2 million due to favorable pricing compared to the prior-year period. Our realized revenue rates during the third quarter of 2016 compared to the third quarter of 2015 decreased 3.9 percent and increased 9.9 percent for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively.

Sales revenue for the nine months ended September 30, 2016 decreased $182.3 million, or 11.9 percent, from the comparable period in 2015, which primarily was driven from our U.S. Iron Ore Operations as a result of lower sales volumes of 1,448 thousand long tons equating to a decrease in revenue of $117.5 million and from lower pricing for a decrease of $45.1 million. The decrease in volume mainly was attributable to the termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016, for nominations to begin in 2017, lower demand for two major customer contracts and partially offset by additional short term contracts for fewer nominated tons. Lower pricing primarily was driven by the negative inflation of certain price indices, the reduction in the Platts IODEX price, and the impact of higher carryover pricing in the prior-year period than the 2016 period.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three and nine months ended September 30, 2016 were $467.9 million and $1,147.2 million, which represented a decrease of $70.2 million and $196.9 million, respectively, or 13.0 percent and 14.6 percent, respectively, from the comparable prior-year periods.
Cost of goods sold and operating expenses for the three months ended September 30, 2016 decreased as a result of operational efficiencies and cost cutting efforts across each of our business units which reduced costs by $25.4 million. Additionally, lower idle costs and lower iron ore sales volumes decreased costs by $21.1 million and $22.2 million, respectively, compared to the third quarter of 2015. These decreases in cost were offset partially by higher costs of $4.5 million for our Asia Pacific Iron Ore segment as a result of unfavorable foreign exchange rates.
Cost of goods sold and operating expenses for the nine months ended September 30, 2016 decreased as a result of operational efficiencies and cost cutting efforts across each of our business units which reduced costs by $106.3 million. Additionally, lower iron ore sales volumes and favorable foreign exchange rates decreased costs by $84.8 million and $8.6 million, respectively, compared to the nine months ended September 30, 2015. These decreases in cost were offset partially by higher idle costs of $22.2 million compared to the nine months ended September 30, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and nine months ended September 30, 2016 and 2015:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(31.1)	$(22.4)	$(8.7)	$(81.8)	$(82.2)	$0.4
Miscellaneous - net	(19.6)	(3.5)	(16.1)	(16.9)	15.8	(32.7)
	$(50.7)	$(25.9)	$(24.8)	$(98.7)	$(66.4)	$(32.3)
Selling, general and administrative expenses during the three and nine months ended September 30, 2016 increased by $8.7 million and decreased by $0.4 million, respectively, from the comparable periods in 2015. The increase for the three months ended September 30, 2016 compared to the prior-year period was driven by increased external services costs of $2.5 million in addition to increased staff costs of $4.0 million, which included $3.5 million of union signing bonuses. The decrease for the nine months ended September 30, 2016 compared to the prior-year period was driven by decreased external services costs of $3.8 million partially offset by an increase of $2.1 million of rent and operating lease expenses.

The following is a summary of Miscellaneous - net for the three and nine months ended September 30, 2016 and 2015:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(0.3)	$2.4	$(2.7)	$(1.2)	$15.2	$(16.4)
Insurance recovery	—	—	—	—	7.6	(7.6)
Management and royalty fees	0.9	0.9	—	6.8	4.0	2.8
Empire idle costs	(8.2)	—	(8.2)	(8.2)	—	(8.2)
Michigan Electricity Matters accrual	(12.4)	—	(12.4)	(12.4)	—	(12.4)
Other	0.4	(6.8)	7.2	(1.9)	(11.0)	9.1
	$(19.6)	$(3.5)	$(16.1)	$(16.9)	$15.8	$(32.7)
Miscellaneous - net for the three and nine months ended September 30, 2016 decreased by $16.1 million and $32.7 million, respectively, from the comparable periods in 2015. For the three and nine months ended September 30, 2016 there was an unfavorable consolidated impact of $12.4 million related to the FERC ruling on the Michigan Electricity Matters and $8.2 million of Empire idle costs related to the indefinite idle of the mine. Additionally, for the three months ended September 30, 2016, there was an incremental unfavorable impact of $2.7 million due to the change in foreign exchange remeasurement of cash and cash equivalents and remeasurement of certain obligations. These unfavorable impacts were offset partially by $7.1 million of bad debt expense related to one customer that was recorded in the third quarter of 2015.
For the nine months ended September 30, 2016, there was an incremental unfavorable impact of $16.4 million primarily driven by the gain of $11.1 million from the remeasurement of short-term intercompany loans during the nine months ended September 30, 2015. Additionally, the nine months ended September 30, 2015 was impacted favorably by $7.6 million of insurance recovery related to the clean-up of the Pointe Noire oil spill that occurred in September 2013, which was not repeated during 2016. These unfavorable impacts were offset partially by $7.1 million and $3.3 million of bad debt expense and impairment of other long-lived assets, respectively, during the nine months ended September 30, 2015.
Other Income (Expense)
The following is a summary of other income (expense) for the three and nine months ended September 30, 2016 and 2015:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance Favorable/ (Unfavorable)	2016	2015	Variance Favorable/ (Unfavorable)
Interest expense, net	$(48.7)	$(61.7)	$13.0	$(156.2)	$(168.2)	$12.0
Gain (loss) on extinguishment/restructuring of debt	(18.3)	79.2	(97.5)	164.1	392.9	(228.8)
Other non-operating income (expense)	0.1	(0.1)	0.2	0.4	(3.0)	3.4
	$(66.9)	$17.4	$(84.3)	$8.3	$221.7	$(213.4)

Interest expense for the three and nine months ended September 30, 2016 was impacted favorably by $11.2 million and $6.6 million, respectively, versus the comparable prior periods as a result of the debt restructuring activities that occurred during March 2015 and March 2016. These debt restructurings resulted in a net reduction of the outstanding principal balance of our senior notes. Additionally, there was a $2.7 million favorable impact due to the reduction of equipment loans and a $1.4 million favorable impact due to the reduction of capital lease interest for the nine months ended September 30, 2016 compared to the prior-year to date period.
The loss on extinguishment/restructuring of debt for the three months ended September 30, 2016 was $18.3 million, primarily related to the redemption of our 3.95 percent senior notes due 2018 compared to a gain of $79.2 million related to debt restructuring activities that occurred during the three months ended September 30, 2015. The gain on extinguishment/restructuring of debt for the nine months ended September 30, 2016 was $164.1 million, primarily related to the issuance of 1.5 Lien Notes through the exchange offer on March 2, 2016 compared to $392.9 million related to the corporate debt restructuring that occurred during the nine months ended September 30, 2015.
Refer to NOTE 5- DEBT AND CREDIT FACILITIES for further discussion.
    Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2016 and 2015:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Income tax benefit (expense)	$7.1	$3.4	$3.7	$1.7	$(169.9)	$171.6
Effective tax rate	22.1%	(7.3)%	29.4%	(1.5)%	48.8%	(50.3)%
A reconciliation of the statutory rate to the effective tax rate for the nine months ended September 30, 2016 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2016		2015
Tax at U.S. statutory rate of 35 percent	$41.1	35.0%	$121.9	35.0%
Increases/(Decreases) due to:
Percentage depletion	(21.9)	(18.7)	(35.6)	(10.2)
Worthless stock deduction	(45.4)	(38.7)	—	—
Impact of foreign operations	(0.9)	(0.8)	1.5	0.4
Non-taxable income related to non-controlling interest	(4.3)	(3.7)	(4.2)	(1.2)
Valuation allowance build (reversal) on current year operations	28.4	24.2	(76.7)	(22.0)
Other items - net	3.5	3.1	0.4	0.1
Provision for income tax and effective income tax rate before discrete items	0.5	0.4	7.3	2.1
Discrete Items:
Tax uncertainties	0.7	0.6	0.3	0.1
Prior year adjustments made in current year	21.0	17.9	3.8	1.1
Valuation allowance (reversal) on prior year assets	(23.9)	(20.4)	158.5	45.5
Provision for income tax expense and effective income tax rate including discrete items	$(1.7)	(1.5)%	$169.9	48.8%

Our tax provision for the nine months ended September 30, 2016 was a benefit of $1.7 million and a negative 1.5 percent effective tax rate compared with an expense of $169.9 million for the comparable prior-year period. The decrease in the expense is due to the prior year recording of valuation allowances against existing deferred tax assets.
For the three and nine months ended September 30, 2016, we recorded discrete items that resulted in an income tax benefit of $2.9 million and $2.2 million, respectively. These items primarily relate to prior year adjustments due to a change in estimate of the 2015 net operating loss and corresponding reversal of valuation allowance and quarterly interest accrued on reserves for uncertain tax positions. For the three and nine months ended September 30, 2015, there were discrete items that resulted in an income tax benefit of $4.5 million and an income tax expense of $162.6 million, respectively. The year-to-date amount was largely related to the recording of valuation allowances against existing deferred tax assets as a result of the determination that they would no longer be realizable.
Our 2016 estimated annual effective tax rate before discrete items is 0.4 percent. This estimated annual effective tax rate differs from the U.S. statutory rate of 35 percent primarily due to deductions for percentage depletion in excess of cost depletion related to U.S. operations, a deduction for worthless stock and the placement of valuation allowance from operations in the current year.
Income (Loss) from Discontinued Operations, net of tax
During the nine months ended September 30, 2016, we recorded a loss from discontinued operations of $0.6 million, net of tax, attributable to a net loss of $3.8 million, for the nine months ended September 30, 2016, primarily from certain disputes related to the sale of our North American Coal segment. This loss was offset partially by a gain from foreign currency remeasurement of our Loans to and accounts receivable from the Canadian Entities of $3.2 million in the Statements of Unaudited Condensed Consolidated Financial Position.
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current year and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. The loss from discontinued operations, net of tax related to the North American Coal segment was $1.8 million and $3.8 million, for the three and nine months ended September 30, 2016, respectively, compared to $29.8 million and $137.0 million in the comparable prior periods.
In January 2015, we announced that the Bloom Lake Group commenced CCAA proceedings. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization or divestiture of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. The impact of discontinued operations, net of tax related to the deconsolidated Canadian Entities was a loss of $0.9 million and a gain of $3.2 million for the three and nine months ended September 30, 2016, respectively, compared to a loss from discontinued operations, net of tax of $14.1 million and $732.0 million, for the three and nine months ended September 30, 2015, respectively.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly-owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the Bloom Lake operations. The net loss attributable to the noncontrolling interest of the Empire mining venture was $2.0 million for the three months ended September 30, 2016 and net income attributable to the noncontrolling interest of the Empire mining venture was $23.5 million for the nine months ended September 30, 2016. This is compared to net loss attributable to the noncontrolling interest of $4.6 million and net income attributable to the noncontrolling interest of $6.2 million for the three and nine months ended September 30, 2015, respectively. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the three months ended September 30, 2016 and September 30, 2015. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the nine months ended September 30, 2016 compared to net loss attributable to the noncontrolling interest of $7.7 million for the nine months ended September 30, 2015.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold, and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on the key indicators of EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as impacts of impairment of other long-lived assets, discontinued operations, extinguishment/restructuring of debt, severance and contractor termination costs, foreign currency remeasurement, and intersegment corporate allocations of SG&A costs.  These measures allow management and investors to focus on our ability to service our debt, as well as, illustrate how the business and each operating segment is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$(27.8)	$6.0	$118.5	$(690.5)
Less:
Interest expense, net	(48.7)	(62.3)	(156.2)	(170.7)
Income tax benefit (expense)	7.1	4.8	1.7	(167.3)
Depreciation, depletion and amortization	(26.8)	(35.6)	(88.9)	(99.1)
EBITDA	$40.6	$99.1	$361.9	$(253.4)
Less:
Impairment of other long-lived assets	$—	$—	$—	$(3.3)
Impact of discontinued operations	(2.7)	(44.8)	(0.6)	(865.9)
Gain (loss) on extinguishment/restructuring of debt	(18.3)	79.2	164.1	392.9
Severance and contractor termination costs	—	2.2	(0.1)	(9.3)
Foreign exchange remeasurement	(0.3)	2.4	(1.2)	15.2
Adjusted EBITDA	$61.9	$60.1	$199.7	$217.0

EBITDA:
U.S. Iron Ore	$61.1	$69.2	$196.6	$239.6
Asia Pacific Iron Ore	21.2	11.1	69.6	38.7
Other	(41.7)	18.8	95.7	(531.7)
Total EBITDA	$40.6	$99.1	$361.9	$(253.4)

Adjusted EBITDA:
U.S. Iron Ore	$65.3	$72.3	$208.6	$254.6
Asia Pacific Iron Ore	23.7	9.7	73.2	32.8
Other	(27.1)	(21.9)	(82.1)	(70.4)
Total Adjusted EBITDA	$61.9	$60.1	$199.7	$217.0

EBITDA for the three and nine months ended September 30, 2016 decreased $58.5 million and increased $615.3 million, respectively, on a consolidated basis, from the comparable periods in 2015. The period-over-period change primarily was driven by the impact of our discontinued operations in addition to the impact from debt restructuring/extinguishment activities for the nine months ended September 30, 2016 and 2015. Adjusted EBITDA increased $1.8 million and decreased $17.3 million for the three and nine months ended September 30, 2016 from the comparable period in 2015. The increase for the three months ended September 30, 2016 from the comparable period primarily was attributable to the higher consolidated sales margin. The decrease for the nine months ended September 30, 2016 from the comparable period primarily was attributable to an incremental unfavorable impact from foreign exchange remeasurement and Empire idle costs included within Miscellaneous - net within the Statements of Unaudited Condensed Consolidated Operations. See further detail below for additional information regarding the specific factors that impacted each reportable segments' sales margin during the three and nine months ended September 30, 2016 and 2015.
2016 Compared to 2015
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended September 30, 2016 and 2015:

	(In Millions)
			Changes due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$428.3	$471.0	$(15.8)	$(24.0)	$—	$(2.9)	$(42.7)
Cost of goods sold and operating expenses	(361.8)	(422.3)	19.3	17.2	21.1	2.9	60.5
Sales margin	$66.5	$48.7	$3.5	$(6.8)	$21.1	$—	$17.8

	Three Months Ended September 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$73.50	$76.52	$(3.02)	(3.9)%
Cash production cost[2]	55.69	48.99	6.70	13.7%
Non-production cash cost[2]	1.68	13.85	(12.17)	(87.9)%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	57.37	62.84	(5.47)	(8.7)%
Depreciation, depletion & amortization	3.56	4.98	(1.42)	(28.5)%
Total cost of goods sold and operating expenses rate	60.93	67.82	(6.89)	(10.2)%
Sales margin	$12.57	$8.70	$3.87	44.5%

Sales tons[3] (In thousands)	5,287	5,600
Production tons[3] (In thousands)
Total	5,722	5,716
Cliffs’ share of total	3,857	4,099
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

[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $66.5 million for the three months ended September 30, 2016, compared with sales margin of $48.7 million for the three months ended September 30, 2015. The increase compared to the prior-

year period is attributable to a decrease in cost of goods sold and operating expenses of $60.5 million partially offset by lower revenue of $42.7 million. Sales margin per long ton increased 44.5 percent to $12.57 per long ton in the third quarter of 2016 compared to the third quarter of 2015.
Revenue decreased by $39.8 million, excluding the decrease of $2.9 million of freight and reimbursements, in the third quarter of 2016 over the prior-year period, predominantly due to:

•	Lower sales volumes of 313 thousand long tons which resulted in lower revenues of $24.0 million due to:

◦
A termination of a customer contract in the fourth quarter of the prior year that was reinstated in June of 2016, to begin in 2017, offset partially by fewer nominated tons on short term contracts with the customer in the interim; and

◦	Space limitations at a third party and customer locations for different ore grades which limited that customer's ability to take iron ore pellets in the quarter.

◦	These decreases were offset partially by additional sales in the third quarter of 2016 that resulted from a short-term contract with a customer that we made no sales to in 2015.

•
The realized product revenue rate declined by $3.02 per long ton or 3.9 percent to $73.50 per long ton in third quarter of 2016, which resulted in a decrease of $15.8 million. This decline is a result of:

◦
Changes in customer pricing negatively affected the realized revenue rate by $2 per long ton driven primarily by the negative inflation projections of certain price indices and lower full-year world pricing than the 2015 period;

◦	An unfavorable variance of $1 per long ton due to overall net lower contracted pricing terms for two customers which were based on stated negotiated rates compared to the prior-year period; and

◦	A decrease in revenue rate of $1 per long ton due to lower projected hot-rolled coil pricing for one customer compared to the prior-year period.

◦	Partially offset by an increase in service revenue from increased rail activity for approximately $1 per long ton.
Cost of goods sold and operating expenses in the third quarter of 2016 decreased $57.6 million, excluding the decrease of $2.9 million of freight and reimbursements from the same period in the prior-year period, predominantly as a result of:

•
Lower idle costs of $21.1 million as a result of the Empire mine idle during the third quarter of 2015 and due to the United Taconite mine which started production again in August of 2016 versus the idle that began in August 2015. Additionally, our Northshore mine was in full production during the third quarter of 2016 versus the one idled production line at Northshore during the third quarter of 2015;

•	Decreased sales volumes as discussed above that decreased costs by $17.2 million compared to the prior-year period; and

•
Lower costs in the third quarter of 2016 in comparison to the prior-year period primarily driven by the reduction in maintenance and repair spend due to cost reduction initiatives and condition based monitoring, year-over-year reduction in energy rates and lower employment costs.

The following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2016 and 2015:

	(In Millions)
			Changes due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$975.5	$1,152.5	$(45.1)	$(117.5)	$—	$(14.4)	$(177.0)
Cost of goods sold and operating expenses	(825.8)	(974.8)	72.2	84.6	(22.2)	14.4	149.0
Sales margin	$149.7	$177.7	$27.1	$(32.9)	$(22.2)	$—	$(28.0)

	Nine Months Ended September 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$76.82	$80.85	$(4.03)	(5.0)%
Cash production cost[2]	50.02	57.25	(7.23)	(12.6)%
Non-production cash cost[2]	7.87	4.11	3.76	91.5%
Cost of goods sold and operating expenses rate[1] (excluding DDA)	57.89	61.36	(3.47)	(5.7)%
Depreciation, depletion & amortization	5.74	5.60	0.14	2.5%
Total cost of goods sold and operating expenses rate	63.63	66.96	(3.33)	(5.0)%
Sales margin	$13.19	$13.89	$(0.70)	(5.0)%

Sales tons[3] (In thousands)	11,343	12,791
Production tons[3] (In thousands)
Total	16,622	20,019
Cliffs’ share of total	11,059	14,978
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

[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $149.7 million for the nine months ended September 30, 2016, compared with $177.7 million for the nine months ended September 30, 2015. The decline compared to the prior-year period is attributable to a decrease in revenue of $177.0 million partially offset by lower cost of goods sold and operating expenses of $149.0 million. Sales margin per long ton decreased 5.0 percent to $13.19 in the first nine months of 2016 compared to the first nine months of 2015.
Revenue decreased by $162.6 million, excluding the freight and reimbursements decrease of $14.4 million, from the prior-year period, predominantly due to:

•	Lower sales volumes of 1.4 million long tons, which resulted in lower revenues of $117.5 million due to:

◦
A termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016, to begin 2017, offset partially by fewer nominated tons on short term contracts with the customer in the interim; and

◦	Lower demand from two customer locations primarily due to their inventory levels which resulted from idled blast furnaces at the customer's facilities.

◦	These decreases were offset partially by additional sales in 2016 that resulted from a short-term contract with a customer that we made no sales to in 2015.

•
The average year-to-date realized product revenue rate declined by $4.03 per long ton or 5.0 percent to $76.82 per long ton in nine months ended September 30, 2016, which resulted in a decrease of $45.1 million, compared to the prior-year period. The decline is a result of:

◦
Changes in customer pricing negatively affected the realized revenue rate by $4 per long ton driven primarily by the negative inflation of certain price indices, the reduction in Platts IODEX price and the impact of higher carryover pricing in the prior-year period than the 2016 period; and

◦	An unfavorable variance of $1 per long ton due to overall net lower contracted pricing terms for two customers that were based on stated negotiated rates compared to the prior-year period.

◦
These decreases were offset partially by an increase in realized revenue rates of a $1 per long ton as a result of one major customer contract with a pricing mechanism tied to the full-year estimate of their hot-rolled coil pricing. The estimate in 2016 has increased since the beginning of the year, compared to 2015 when the estimate was revised lower.

Cost of goods sold and operating expenses in the first nine months of 2016 decreased $134.6 million, excluding the freight and reimbursements decrease of $14.4 million from the same period in the prior year, predominantly as a result of:

•	Decreased sales volumes as discussed above that decreased costs by $84.6 million compared to the prior-year period; and

•
Lower costs in comparison to the prior-year period primarily driven by the reduction in maintenance and repair costs resulting from cost reduction initiatives and condition based monitoring, year-over-year reduction in energy rates, and lower employment costs.

•
Partially offset by increased costs of $22.2 million from the United Taconite mine idle that began in August 2015 and continued until the last week of August 2016 and the Northshore mine full idle that began in November 2015 through May 2016 versus the one idled production line during the first nine months of 2015.

Production
Cliffs' share of production in its U.S. Iron Ore segment decreased by 5.9 percent during the third quarter of 2016 when compared to the same period in 2015. The decrease in production volumes primarily is attributable to idled mining operations, our election to take additional incremental production tons from Tilden in the third quarter of 2015 and timing of maintenance.
Cliffs' share of production in its U.S. Iron Ore segment decreased by 26.2 percent in the first nine months of 2016 when compared to the same period in 2015. The decrease in production volumes primarily is attributable to the idled mining facilities. Our United Taconite operation was idled until August 2016 versus operating at full production for most of the comparable period in 2015, until it was idled at the beginning of August 2015, causing a decrease in production volume of 2.7 million long tons. Secondly, our Northshore mining operations were fully idled, including all four furnaces until May 2016 compared to running a three furnace operation through September 30, 2015, causing a decrease in production of 1.7 million long tons. These decreases were offset partially by higher production at Empire of 1.4 million long tons excluding tolled tons for the nine months ended September 30, 2016 compared to the prior-year period, due to the plant idle that started at the end of June 2015 and ended in October 2015, versus the indefinite idle that began in August 2016.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2016 and 2015:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$125.0	$122.2	$12.2	$(5.3)	$(1.0)	$(3.1)	$2.8
Cost of goods sold and operating expenses	(106.1)	(115.8)	6.1	5.0	(4.5)	3.1	9.7
Sales margin	$18.9	$6.4	$18.3	$(0.3)	$(5.5)	$—	$12.5

	Three Months Ended September 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$42.87	$39.00	$3.87	9.9%
Cash production cost[2]	26.10	26.87	(0.77)	(2.9)%
Non-production cash cost[2]	7.77	7.85	(0.08)	(1.0)%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	33.87	34.72	(0.85)	(2.4)%
Depreciation, depletion & amortization	2.25	2.08	0.17	8.2%
Total cost of goods sold and operating expenses rate	36.12	36.80	(0.68)	(1.8)%
Sales margin	$6.75	$2.20	$4.55	206.8%

Sales tons[3] (In thousands)	2,799	2,926
Production tons[3] (In thousands)	2,968	2,928
[1]The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
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

[3] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $18.9 million during the three months ended September 30, 2016 compared with $6.4 million for the same period in 2015 and sales margin per metric ton increased 206.8 percent to $6.75 per metric ton in the third quarter of 2016 compared to the third quarter of 2015. The increase compared to the prior-year period primarily is attributable to a decrease in cost of goods sold and operating expenses of $9.7 million in addition to higher revenue of $2.8 million.
Revenue increased $5.9 million in the third quarter of 2016 over the prior-year period, excluding the decrease of $3.1 million of freight and reimbursements, primarily as a result of:

•
The average year-to-date realized product revenue rate increased by $3.87 per metric ton or 9.9 percent to $42.87 per metric ton in third quarter of 2016 compared to the prior-year period, which resulted in an increase of $11.2 million, including the impact of foreign exchange. This increase is a result of:

◦	Changes in benchmark pricing positively affected the realized revenue rate by $4 per metric ton driven by the increase in Platts IODEX price;

◦
A favorable variance of $3 per metric ton improvement due to a $8.5 million hedging impact in 2015 that was not repeated in 2016, due to the suspension of the hedging program that protected against volatility in exchange rates; and

◦
Lower average Australia to Asia freight rates in the third quarter compared to the prior-year period, which is a component in the formula pricing, favorably affected the revenue rate by $1 per metric ton.

◦	Partially offset by a decrease in revenue rate of $4 per metric ton due to price adjustments to meet market competition to compensate for varying quality ores and a reduction in iron content.

•
The sales volume decreased by 127 thousand metric tons, or 4.3 percent, to 2.8 million metric tons in the third quarter of 2016 compared to the prior-year period. The decrease in tons sold resulted in decreased revenue of $5.3 million for the three months ended September 30, 2016 and was due to one less shipment or 16 total shipments during the period compared to 17 total shipments during the three months ended September 30, 2015. Adverse weather conditions delayed the loading of the last scheduled shipment for the third quarter of 2016.

•
Cost of goods sold and operating expenses in the three months ended September 30, 2016 decreased $6.6 million, excluding the decrease of $3.1 million of freight and reimbursements, compared to the same period in 2015 primarily as a result of:

◦	A reduction in production costs in the current period that were lower compared to the weighted average cost of inventory for a favorable change of $10.4 million;

◦	Decreased costs of $5.0 million as a result of lower sales volumes as discussed above compared to the same period in the prior year; and

◦	A reduction in transportation costs and administrative costs of $4.0 million from reduced rail freight rates, employment costs and contractor fees also reduced costs.

◦
Partially offset by increased mining and maintenance costs of $4.8 million which were driven by increased mining activities during the three months ended September 30, 2016, and an environmental reserve adjustment of $3.1 million that benefited the prior-year period and was not repeated in 2016; and

◦	Partially offset by unfavorable foreign exchange rate variances of $4.5 million.

The following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2016 and 2015:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$379.5	$384.8	$4.0	$(0.3)	$(4.0)	$(5.0)	$(5.3)
Cost of goods sold and operating expenses	(321.4)	(369.3)	34.1	0.2	8.6	5.0	47.9
Sales margin	$58.1	$15.5	$38.1	$(0.1)	$4.6	$—	$42.6

	Nine Months Ended September 30,
Per Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$41.99	$42.01	$(0.02)	—%
Cash production cost[2]	27.16	32.62	(5.46)	(16.7)%
Non-production cash cost[2]	5.95	5.42	0.53	9.8%
Cost of goods sold and operating expenses rate (excluding DDA)[1]	33.11	38.04	(4.93)	(13.0)%
Depreciation, depletion & amortization	2.21	2.19	0.02	0.9%
Total cost of goods sold and operating expenses rate	35.32	40.23	(4.91)	(12.2)%
Sales margin	$6.67	$1.78	$4.89	274.7%

Sales tons[3] (In thousands)	8,705	8,710
Production tons[3] (In thousands)	8,575	8,655
[1]The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
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

[3] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $58.1 million for the nine months ended September 30, 2016 compared with $15.5 million for the same period in 2015 and sales margin per metric ton increased $4.89 per metric ton or 274.7 percent for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase compared to the prior-year period primarily is attributable to a decrease in cost of goods sold and operating expenses of $47.9 million partially offset by lower revenue of $5.3 million.
Revenue decreased $0.3 million in the nine months ended September 30, 2016 over the prior-year period, excluding the freight and reimbursements decrease of $5.0 million, primarily as a result of:

•
The year-to-date realized revenue from product and services increased by $4.0 million, excluding the impact of foreign exchange rates, during the nine months ended September 30, 2016, compared to the prior-year period. This increase is a result of:

◦
A $3 per metric ton improvement due to a $28.8 million hedging impact in 2015 that was not repeated in 2016, due to the suspension of the hedging program that protected against volatility in exchange rates; and

◦	Lower average Australia to Asia freight rates compared to the prior-year to date period, which is a component in the formula pricing, favorably affected the revenue rate by $2 per metric ton.

◦	Partially offset by changes in benchmark pricing which negatively affected the realized revenue rate by $3 per metric ton driven by the reduction in Platts IODEX price; and

◦	Lower lump premiums of a $1 per metric ton due to lower average spot pricing and required discounts on those premiums.

•	The increase in average year-to-date realized product revenue rate was offset partially by unfavorable foreign exchange rate variances of $4.0 million.
Cost of goods sold and operating expenses in the nine months ended September 30, 2016 decreased $42.9 million, excluding the freight and reimbursements decrease of $5.0 million, compared to the same period in 2015 primarily as a result of:

•
A reduction in mining costs of $12.2 million from mining efficiencies and transportation costs of $13.6 million due to decreased hauling volumes and reduced freight costs as a result of a revised mine plan;

•	Reduced administration and employment costs of $17.2 million due to lower headcount and contractor fees; and

•	Favorable foreign exchange rate variances of $8.6 million.

•
Partially offset by the impact of depleting our finished goods stock piles which has a weighted average cost of inventory that is higher than current production costs, for increased expense of $7.6 million.

Production
Production at our Asia Pacific Iron Ore mining complex during the three and nine months ended September 30, 2016 remained fairly consistent when compared to the same periods in 2015 and varied only slightly due to inclement weather during 2016.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on improving the strength of our balance sheet and creating financial flexibility to manage through current demand for our products and volatility in commodity prices. We are focused on the preservation of liquidity in our business through the maximization of cash generation of our operations as well as reducing operating costs, limiting capital investments to those required to meet the current business plan, including regulatory and permission-to-operate related projects and lowering SG&A expenses. During the quarter, we issued common shares in a public offering, which provided net proceeds of $287.6 million that we used to fully redeem our senior notes due 2018. As demonstrated in prior periods, we will continue to seek more opportunities to reduce our debt, including, without limitation, through further repurchases or exchange of our debt securities, including in exchange for our common shares. Despite the improving conditions we experienced during the first nine months of 2016, we believe these efforts, which have been ongoing and will continue for the foreseeable future, remain a priority.
Based on our outlook for the next twelve months, which is subject to continued changing demand from steel makers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet our anticipated capital expenditures and cash requirements to service our debt obligations for the next 12 months. Furthermore, we maintain incremental liquidity through the cash on our balance sheet and the availability provided by our ABL Facility.
Despite improving conditions, if we see reduced demand from our customers and/or iron ore or steel prices deteriorate significantly, we would face pressure on our available liquidity. If this was the case, we would need to consider the sale of assets, further expense reductions and the possibility of issuing the remaining capacity under our senior secured notes. There is a possibility that these further actions would not be sufficient to maintain adequate levels of available liquidity particularly if industry conditions deteriorated severely.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the nine months ended September 30, 2016 and 2015 as well as known expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities
Net cash provided by operating activities was $72.1 million for the nine months ended September 30, 2016, compared to net cash used by operating activities of $59.5 million for the same period in 2015. The increase in operating cash flows in the first nine months of 2016 primarily was due to lower operating costs previously discussed and improved cash flows from working capital. The most significant driver in the working capital changes was a result of effectively managing our inventory levels and matching those levels to meet our customers' demand. This can be seen by a decrease in finished goods inventory during the first nine months of 2016 of $7.0 million compared to the $120.2 million build of finished goods inventory that occurred during the same period in 2015. Additionally, we have responsibly managed our costs and remained focused on reducing our liabilities, as can be seen by the overall decrease in current liabilities to $323.5 million as of September 30, 2016 down from $669.9 million as of September 30, 2015.
Through the first nine months of 2016, the Platts IODEX has, despite its volatility, remained at encouraging levels. We believe this is the result of improved sentiment about steel demand in China and signs of high-cost capacity closures. Furthermore, major supply additions from both Brazil and Australia anticipated to come online this year have experienced difficulties ramping up and completion dates have been further delayed. In addition, we believe the new management teams at the major Australian iron ore producers will show more supply discipline for the remainder of the year and through 2017, which could help maintain or even improve these current price levels.
While iron ore prices remained at encouraging levels during the third quarter, we did see a substantial decline in the price of hot-rolled coil in the United States. While still remaining at a level considerably higher than its lows in January 2016, the price of hot-rolled coil dropped over $100 per short ton during the third quarter. We believe this is a result of attempts by China to circumvent antidumping and countervailing duties by using other countries as an intermediary, most notably Vietnam. This issue was addressed in late September with a circumvention case against Vietnam made by the domestic U.S. mills, who are seeking to impose duties on these imports as well. We also believe the price weakness is attributable to normal seasonality of the business, as well as the uncertain political environment in the United States with respect to the November Presidential election. As these uncertainties subside and trade case enforcement continues, we believe the hot-rolled coil pricing environment in the United States will improve.
We believe we have sufficient capital resources for the next 12 months to support our operations and other financial obligations through cash generated from operations, our financing arrangements augmented by our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at September 30, 2016 was $78.7 million, or approximately 59.5 percent of our consolidated total cash and cash equivalents balance of $132.2 million.
Investing Activities
Net cash used by investing activities was $39.5 million for the nine months ended September 30, 2016, compared with $57.2 million for the comparable period in 2015. We spent approximately $31.0 million and $58.0 million globally on expenditures related to sustaining capital during the nine months ended September 30, 2016 and 2015, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health.
We are maintaining our full-year 2016 capital expenditures expectation of $75 million, which includes approximately $30 million in capital spend required to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management, and business investment, we anticipate total cash used during the next twelve months of $60 million on capital expenditures related to constructing necessary infrastructure to produce the Mustang pellet. During the first nine months of 2016, we incurred capital expenditures of $15 million for this project.
Financing Activities
Net cash used by financing activities in the first nine months of 2016 was $186.0 million, compared to $98.2 million provided by financing activities for the comparable period in 2015. Net cash used by financing activities included paying off the remaining balance of our equipment loans, which resulted in cash outflows of $95.6 million. Additionally, we redeemed all of our outstanding senior notes due 2018 for $301.0 million, which was offset partially by net proceeds from the issuance of common shares of $287.6 million. We made further cash outflows related to financing activities attributable to distributions of partnership equity of $52.5 million and we anticipate approximately $29 million in partnership equity will be distributed within the next 12 months. Net cash provided by financing activities in the first nine months of 2015 included issuance of First Lien Notes, which resulted in net proceeds excluding debt issuance costs of $503.5 million, which was offset partially by the redemption of senior notes of $225.9 million and debt issuance costs of $33.6 million. Cash used by financing activities in the first nine months of 2015 included payments on our equipment loans of $36.9 million. Additionally, in the first nine months of 2015 cash dividends of $38.4 million were paid on Preferred Shares and $31.7 million was attributable to distributions of partnership equity.
Capital Resources
We expect to fund our business obligations from available cash, operations and existing borrowing arrangements. We also may pursue other funding strategies in the equity and/or debt markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of September 30, 2016 and December 31, 2015:

	(In Millions)
	September 30, 2016	December 31, 2015
Cash and cash equivalents	$132.2	$285.2
Available borrowing base on ABL Facility[1]	355.7	366.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(108.8)	(186.8)
Borrowing capacity available	$246.9	$179.2

[1] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $132.2 million as of September 30, 2016, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us approximately $379.1 million in liquidity entering the fourth quarter of 2016, which is expected to be adequate to fund operations, letter of credit obligations, sustaining capital expenditures and other cash commitments for at least the next 12 months.
As of September 30, 2016, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional 1.5 Lien Notes and additional Second Lien Notes, both subject to compliance with the Fixed Charge Coverage Ratio and other applicable covenants under our ABL Facility. Available capacity of these secured notes could however be limited by market conditions. If demand for our products and pricing deteriorates and persists for a continued period of time, we believe our ability to maintain the required Fixed Charge Coverage Ratio of 1.0 to 1.0 would be difficult, and we may have to seek a waiver from the lenders under our ABL Facility, which we may not be able to obtain.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Unaudited Condensed Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments; financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees; and operating leases, which relate primarily to equipment and office space.
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
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
At September 30, 2016, we have recorded $0.4 million as derivative assets included in Other current assets and $2.7 million as derivative liabilities included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final sales rate based on the price calculations established in the supply agreements. As a result, we recognized a net $4.5 million and $22.9 million decrease in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2016, respectively, related to these arrangements.
Customer Supply Agreements
A certain supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds based on the customer’s average annual steel pricing at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative, which is finalized based on a future price, and is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using an income approach based on an estimate of the annual realized price of hot-rolled coil at the steelmaker’s facilities.
At September 30, 2016, we had a derivative asset of $28.0 million, representing the fair value of the pricing factors, based upon the amount of unconsumed tons and an estimated average hot-rolled coil price related to the period in which the tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $5.8 million as of December 31, 2015. We estimate that a $75 positive change in the average hot-rolled coil price realized from the September 30, 2016 estimated price recorded would cause the fair value of the derivative instrument to increase by approximately $36.4 million and a $75 negative change in the average hot-rolled coil price realized from the September 30, 2016 estimated price recorded would cause the fair value of the derivative instrument to decrease by approximately $30.7 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs at our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 13.3 million MMBtu’s of natural gas at an average delivered price of $2.85 per MMBtu inclusive of the natural gas hedge impact or $2.87 per MMBtu net of the natural gas hedge impact during the first nine months of 2016. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 13.2 million gallons of diesel fuel at an average delivered price of $1.57 per gallon inclusive of the diesel fuel hedge impact or $1.52 per gallon net of the diesel fuel hedge impact during the first nine months of 2016. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was approximately 7.1 million gallons at an average delivered price of $1.53 per gallon for the same period.
In the ordinary course of business, there may also be increases in prices relative to electrical costs at our U.S. mine sites. Specifically, our Tilden mine in Michigan has entered into large curtailable special contracts with Wisconsin Electric Power Company. Charges under those special contracts are subject to a power supply cost recovery mechanism that is based on variations in the utility's actual fuel and purchase power expenses.

Our strategy to address increasing natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the first quarter of 2016. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10 percent change in natural gas and diesel fuel prices would result in a change of approximately $2.0 million in our annual fuel and energy cost based on expected consumption for 2016. Based on our electrical contracts with our suppliers we are not susceptible to risks associated with fluctuations in electricity rates.
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
At September 30, 2016, we had no outstanding Australian foreign exchange rate contracts for which we elected hedge accounting. Our last outstanding Australian foreign exchange rate contract held as a cash flow hedge matured in October 2015. We have suspended entering into new foreign exchange rate contracts for the remainder of 2016. We have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2016. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of September 30, 2016, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
We provide full-year expected revenues-per-ton ranges based on different assumptions of seaborne iron ore prices. We indicated that each different pricing assumption holds all other assumptions constant, including customer mix, as well as industrial commodity prices, freight rates, energy prices, production input costs and/or hot-rolled coil prices (all factors contained in certain of our supply agreements).

The U.S. Iron Ore table further assumes full-year hot-rolled coil pricing of approximately $470 per short ton. We note that this estimate is based on our customers’ realized prices and not an index or spot market price, valid through the end of 2016. This represents a $10 decrease from the previous full-year price estimate of $480 per short ton. For every $50 per short ton change in the customers’ full-year hot-rolled coil prices, our U.S. Iron Ore revenue realizations per long ton in 2016 would be expected to increase or decrease $2.00 if steel prices increase or decrease, respectively.
The table below provides certain Platts IODEX averages for the remaining three months of 2016 and the corresponding full-year realization for the U.S. Iron Ore and Asia Pacific Iron Ore segments. The estimates consider actual Platts IODEX rates and our actual revenue realizations for the first nine months of 2016.

2016 Full-Year Realized Revenues-Per-Ton Range Summary
Oct. - Dec. Platts IODEX (1)	U.S. Iron Ore (2)	Asia Pacific Iron Ore (3)
$40	$75 - $77	$38 - $40
$45	$75 - $77	$39 - $41
$50	$75 - $77	$40 - $42
$55	$75 - $77	$41 - $43
$60	$75 - $77	$42 - $44
$65	$75 - $77	$43 - $45
$70	$75 - $77	$45 - $47
(1)	The Platts IODEX is the benchmark assessment based on a standard specification of iron ore fines with 62% iron content (C.F.R. China).
(2)
U.S. Iron Ore tons are reported in long tons of pellets. This table assumes full-year hot-rolled coil pricing of approximately $470 per short ton, which is based on customer realizations and not a public index.

(3)	Asia Pacific Iron Ore tons are reported in metric tons of lumps and fines, F.O.B. the port.
U.S. Iron Ore Outlook (Long Tons)
We are maintaining our full-year sales volume expectation of 18 million long tons. Our 2016 production volume guidance of 16.5 million long tons is also maintained.
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
Based on a full-year average exchange rate of $0.75 U.S. Dollar to Australian Dollar, we are maintaining our full-year 2016 Asia Pacific Iron Ore cash production cost per metric ton2 expectation of $25 - $30. The cash cost of goods sold per metric ton2 is also unchanged at $30 - $35. We indicated that for every $0.01 change in this exchange rate for the remainder of the year, our full-year cash cost of goods sold is impacted by approximately $2 million.
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

SG&A Expenses and Other Expectations
Our full-year 2016 SG&A expenses expectation is $104 million, a $4 million increase from the previous expectation, primarily driven by the un-forecasted $4 million USW labor contract signing bonus.
We are decreasing our full-year 2016 interest expense expectation to be approximately $200 million. Of the $200 million expectation, approximately $170 million is considered cash and $30 million is considered non-cash.
Consolidated full-year 2016 depreciation, depletion and amortization is expected to be approximately $120 million.
Capital Budget Update
We are maintaining our full-year 2016 capital expenditures expectation of $75 million.

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

•	our ability to reach agreement with our iron ore customers regarding any modifications to sales contract provisions, renewals or new arrangements;

•	uncertainty relating to restructurings in the steel industry and/or affecting the steel industry;

•	our ability to maintain appropriate relations with unions and employees;

•	the impact of our customers reducing their steel production or using other methods to produce steel;

•	our ability to successfully execute an exit option for our Canadian Entities that minimizes the cash outflows and associated liabilities of such entities, including the CCAA process;

•	our ability to successfully identify and consummate any strategic investments and complete planned divestitures;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	the impact of price-adjustment factors on our sales contracts;

•	changes in sales volume or mix;

•	our actual levels of capital spending;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	the results of prefeasibility and feasibility studies in relation to projects;

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

PART II

Item 1.	Legal Proceedings
Michigan Electricity Matters. See Note 20 of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the FERC proceedings to determine, among other things, allocation of SSR costs, whether retroactive surcharges are permissible and the total amount of SSR compensation, all of which is currently subject to appeal. Such description is incorporated by reference into this Item 1 by reference.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2016	94	$1.58	—	$—
August 1 - 31, 2016	—	$—	—	$—
September 1 - 30, 2016	—	$—	—	$—
	94	$1.58	—	$—
(1) These shares were delivered to us by employees to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
During the third quarter of 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 2.28 million common shares, representing less than one percent of our outstanding common shares, in exchange for $10.5 million aggregate principal amount of our senior notes due 2021 and $4.5 million principal amount of our senior notes due 2020. The issuance of the common shares in exchange for our senior notes due 2021 and 2020, respectively, was made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Vice President, Corporate Controller,
Treasurer and Chief Accounting Officer
Date:	October 27, 2016

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	* Form of 2016 Change in Control Severance Agreement (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 27, 2016 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins as of October 27, 2016 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of October 27, 2016 (furnished herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by P. Kelly Tompkins, Executive Vice President and Chief Financial Officer of Cliffs Natural Resources Inc., as of October 27, 2016 (furnished herewith)

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