Form 10-K
period 2016-12-31
CLIFFS NATURAL RESOURCES INC.
filed 2017-02-09
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 1-8944
CLIFFS NATURAL RESOURCES INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1464672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 3300, Cleveland, Ohio	44114-2315
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (216) 694-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.125 per share	New York Stock Exchange

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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒
As of June 30, 2016, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $5.67 per share as reported on the New York Stock Exchange — Composite Index, was $1,068,236,979 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 233,074,091 as of February 6, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2017 annual meeting of shareholders are incorporated by reference into Part III.

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

AG	Autogenous Grinding
Algoma	Essar Steel Algoma Inc.
APBO	Accumulated Postretirement Benefit Obligation
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco Inc., as well as, many other subsidiaries)
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its United States affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
BAML	Bank of America Merrill Lynch
BART	Best Available Retrofit Technology
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
BNSF	Burlington Northern Santa Fe, LLC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFR	Cost and freight
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
CO2	Carbon Dioxide
Codification	FASB Accounting Standards Codification
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Organization Committee of Cliffs' Board of Directors
Consent Order	Administrative Order by Consent
CQIM	Cliffs Québec Iron Mining ULC (formerly known as Cliffs Québec Iron Mining Limited)
CSAPR	Cross-State Air Pollution Rule
Directors’ Plan	Cliffs Natural Resources Inc. 2014 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FeT	Total Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gas
Hibbing	Hibbing Taconite Company, an unincorporated joint venture

Abbreviation or acronym	Term
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LS&I	Lake Superior & Ishpeming Railroad Company
LTVSMC	LTV Steel Mining Company
MDEQ	Michigan Department of Environmental Quality
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
MWh	Megawatts per hour
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement employment benefits
OPEB cap	Medical premium maximums
P&P	Proven and Probable
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
Preferred Share	7.00% Series A Mandatory Convertible Preferred Stock, Class A, without par value
ROA	Return on asset
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Seneca	Seneca Coal Resources, LLC
Severstal	Severstal Dearborn, LLC
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sonoma	Sonoma Coal Project
SSR	System Support Resource
STRIPS	Separate Trading of Registered Interest and Principal of Securities
Tilden	Tilden Mining Company L.C.
TDR	Troubled Debt Restructuring
TMDL	Total Maximum Daily Load
TRIR	Total Reportable Incident Rate
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation
USW	United Steelworkers
VEBA	Voluntary Employee Benefit Association trusts
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture

Abbreviation or acronym	Term
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of their affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2012 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan
2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity & Incentive Compensation Plan

PART I

Item 1.	Business
Introduction
Cliffs Natural Resources Inc. is a leading mining and natural resources company. Founded in 1847, we are recognized as the largest and oldest independent iron ore mining company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Additionally, we operate an iron ore mining complex in Western Australia. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders with operating and financial transparency.
We are organized through a global commercial group responsible for sales and delivery of our products and operations groups responsible for the production of the iron ore that we market. Our continuing operations are organized according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
In the U.S., we currently own or co-own four operational iron ore mines plus one indefinitely idled mine. We are currently operating one iron ore mine in Michigan and three iron ore mines in Minnesota. All four mines are currently operating at or near full capacity. The Empire mine located in Michigan was indefinitely idled beginning on August 3, 2016. We plan to continue shipping Empire's remaining inventory of pellets into 2017. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia, which is currently operating at or near full capacity.
We are Focused on our Core U.S. Iron Ore Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to the largest North American steel producers. We have the unique advantage of being a low cost producer of iron ore pellets in the U.S. market with significant transportation and logistics advantages to serve the U.S. steel market effectively. Pricing structures contained in and the long-term supply nature of our existing contracts, along with our low-cost operating profile, position our U.S. Iron Ore business segment as a strong cash flow generator in most commodity pricing environments. Since instituting our core strategy of focusing on this business, we have achieved significant accomplishments including providing volume certainty by signing a new, ten-year supply agreement with our largest customer, substantially reducing operating costs by making various operational improvements, and developing alternate iron unit strategies to provide opportunities to enter into the EAF steel production market.
As the implementation of this strategy has strengthened the business, we have put additional emphasis on the continued improvement of our balance sheet via reduction of long-term debt. Since the 2014 initiation of our transition strategy, we have reduced the principal of our long-term debt by 21% using various liability management strategies. Given the cyclical nature of our business, we feel that further reduction of our long-term debt will improve the strength of our balance sheet and provide us increased financial flexibility to enable us to manage through any commodity environment, and we continue to seek the best opportunities to accomplish this.
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

U.S. Iron Ore
We are a major producer of iron ore pellets, primarily selling production from U.S. Iron Ore to integrated steel companies in the U.S., Canada and Mexico. We operate four iron ore mines located in Michigan and Minnesota. In Michigan, we are operating the Tilden mine. In Minnesota, we are operating the Northshore, United Taconite and Hibbing mines. The Empire mine located in Michigan, which historically had annual rated capacity of 5.5 million long tons, was indefinitely idled beginning on August 3, 2016. The U.S.-based mines currently have an annual rated capacity of 27.4 million long tons of iron ore pellet production, representing 55% of total U.S. pellet production capacity. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 20.0 million long tons, representing 40% of total U.S. annual pellet capacity.
The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. pellet production capacity for each of the respective iron ore producers as of December 31, 2016:

U.S. Iron Ore Pellet
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Tons in Millions)[1,2]	Percent of Total U.S. Capacity
All Cliffs’ managed mines	27.4	54.9%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.3	28.7
Keewatin Taconite	5.4	10.8
Total U.S. Steel	19.7	39.5
ArcelorMittal USA Minorca mine	2.8	5.6
Total other U.S. mines	22.5	45.1
Total U.S. mines	49.9	100.0%

[1] Tons are long tons (2,240 pounds)
[2] Empire mine was excluded from the estimated capacity calculation as it is indefinitely idled
Our U.S. Iron Ore production generally is sold pursuant to long-term supply agreements with various price adjustment provisions. For the year ended December 31, 2016, we produced a total of 23.4 million long tons of iron ore pellets, including 2.8 million long tons from our indefinitely-idled Empire mine. The 2016 U.S. Iron Ore production includes 16.0 million long tons for our account and 7.4 million long tons on behalf of steel company partners of the mines.
We produce various grades of iron ore pellets, including standard, fluxed and DR-grade, for use in our customers’ operations as part of the steelmaking process. The variation in grades of iron ore pellets results from the specific chemical and metallurgical properties of the ores at each mine, the end user's steelmaking process and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s steelmaking operation, in many cases our iron ore pellets can be used interchangeably. Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrate into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. DR-grade pellets require processing to make an iron unit that contains higher iron and lower silica content than a standard pellet. Unlike standard or fluxed pellets, DR-grade pellets are fed into a direct reduced iron facility, which then are converted as the raw material for an EAF producer.
Additionally, as the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce direct reduced iron, hot briquetted iron and/or pig iron.  In 2016 and 2015, we produced and shipped industrial trials of low silica DR-grade pellets, which were successfully processed in a customer's EAF to obtain a high-quality direct reduced iron product. While we are still in the early stages of developing our alternative metallics business, we believe this will open up a new opportunity for us to diversify our product mix and add new customers to our U.S. Iron Ore segment beyond the traditional blast furnace clientele.
Each of our U.S. Iron Ore mines is located near the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to steelmakers in North America.
Our U.S. Iron Ore sales are influenced by seasonal factors in the first half of the year as shipments and sales are restricted by the Army Corp of Engineers due to closure of the Soo Locks and the Welland Canal on the Great Lakes because of winter weather. During the first quarter, we continue to produce our products, but we cannot ship most of those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first and second quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first and second quarter inventories and sales, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. At December 31, 2016 and 2015, we had approximately 1.5 million and 1.3 million long tons of pellets, respectively, in inventory at lower lakes or customers’ facilities.
U.S. Iron Ore Customers
Our U.S. Iron Ore revenues primarily are derived from sales of iron ore pellets to the North American integrated steel industry, consisting primarily of three major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements largely is dependent on customer requirements, and in certain cases, we are the sole supplier of iron ore to the customer. Historically, each agreement has contained a base price that is adjusted annually using one or more adjustment factors. Factors that could result in a price adjustment include spot iron ore pricing, measures of general industrial inflation and steel prices.
During 2016, 2015 and 2014, we sold 18.2 million, 17.3 million and 21.8 million long tons of iron ore product, respectively, from our share of the production from our U.S. Iron Ore mines. Refer to Concentration of Customers below for additional information regarding our major customers.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore operations are located in Western Australia and consist solely of our wholly owned Koolyanobbing operation.
The Koolyanobbing operations serve the Asian iron ore markets with direct-shipped fines and lump ore. The lump products are fed directly to blast furnaces, while the fines products are used as sinter feed. The variation in the two export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of our customers. During 2016, 2015 and 2014, we produced 11.8 million, 11.7 million and 11.4 million metric tons, respectively.
Koolyanobbing is a collective term for the ore deposits at Koolyanobbing, Mount Jackson and Windarling. There are approximately 70 miles separating the three mining areas. Banded iron formations host the mineralization, which is predominately hematite and goethite. Each deposit is characterized with different chemical and physical attributes and, in order to achieve customer product quality, ore in varying quantities from each deposit must be blended together.
Crushing and blending are undertaken at Koolyanobbing, where the crushing and screening plant is located. Once the blended ore has been crushed and screened into a direct lump and fines shipping product, it is transported by rail approximately 360 miles south to the Port of Esperance, via Kalgoorlie, for shipment to our customers in Asia.
Asia Pacific Iron Ore Customers
Asia Pacific Iron Ore’s production is under contract with steel companies primarily in China, Japan and South Korea. In March 2015, we extended the majority of our supply agreements with steel producers in China for two years. These contracts will currently expire in March 2017, but we anticipate that the majority of these contracts will be renewed for an additional 12 months. Our supply agreement with our client in South Korea was recently extended and will expire in December 2017. Our supply agreements with our customers in Japan currently expire in March 2017, but we anticipate these contracts also will be renewed for an additional 12 months. Pricing for our Asia Pacific Iron Ore Chinese customers consists of shorter-term pricing mechanisms of various durations up to three months based on the average of daily spot prices that are generally associated with the time of unloading of each shipment.  Pricing with our Japanese and South Korean customers is generally consistent with the inputs used with our Chinese customers, but the pricing inputs are fixed before shipment.

During 2016, 2015 and 2014, we sold 11.6 million, 11.6 million and 11.5 million metric tons of iron ore, respectively, from our Western Australia mines. No Asia Pacific Iron Ore customer comprised more than 10% of Cliffs consolidated sales in 2016, 2015 or 2014. The segment’s five largest customers together accounted for a total of 56%, 47% and 38% of Asia Pacific Iron Ore product revenues for the years 2016, 2015 and 2014, respectively.
Discontinued Operations
North American Coal
Throughout the majority of 2015, we owned and operated two low-volatile metallurgical coal operations located in Alabama and West Virginia. These low-volatile metallurgical coal operations had a rated capacity of 6.5 million short tons of production annually. On December 22, 2015, we sold these two low-volatile metallurgical coal operations, Pinnacle mine and Oak Grove mine, marking our exit from the coal business. Historically, we sold 4.6 million short tons in 2015 and 7.4 million short tons in 2014. On December 31, 2014, we sold our CLCC assets, which consisted of two high-volatile metallurgical coal mines and a thermal coal mine. Sales tons at the CLCC operations were 2.4 million short tons for the year ended December 31, 2014, and is included in the sales tons disclosed above.
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
Eastern Canadian Iron Ore
Prior to late March 2014, we operated two iron ore mines in Eastern Canada, the Bloom Lake mine and the Wabush Scully mine. In late March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador and in November 2014, we began to implement the permanent closure plan for the mine. The idle and ultimate closure was driven by the unsustainable high-cost structure. In January 2015, we ceased active production at the Bloom Lake mine and the mine transitioned to "care-and-maintenance" mode. Together, the shutdown of the Wabush Scully mine and the cessation of operations at our Bloom Lake mine represented a complete curtailment of our Eastern Canadian Iron Ore operations.
During 2014, we sold 7.2 million metric tons of iron ore concentrate and pellets, from our Eastern Canadian Iron Ore mines.
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings under the CCAA in Montreal, Quebec. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings under the CCAA in Montreal, Quebec and the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Following each respective CCAA filing we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries and the Wabush Group entities, comprising substantially all of our Canadian operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. Port and rail assets and the Bloom Lake mine were sold during 2016 under the CCAA proceedings. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of the Eastern Canadian Iron Ore segment discontinued operations and the status of the CCAA proceedings.
Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.
Applied Technology, Research and Development
We have been a leader in iron ore mining and process technology since inception and have been in operation for 170 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use of today’s sophisticated computers and global positioning satellite systems, we have been a leader in the application of new technology to the centuries-old business of mineral extraction. Today, our engineering and technical staffs are engaged in full-time technical support of our operations, improvement of existing products and development of new products.

We are a pioneer in iron ore pelletizing with over 60 years of experience. We are able to produce customized pellets to meet each customer’s blast furnace specifications, and produce both standard and fluxed pellets. Using our technical expertise and strong market position in the United States to increase our product offering, we have been working on producing DR-grade pellets. In 2016 and 2015, we produced and shipped industrial trials of low silica DR-grade pellets, which were successfully processed in a customer's EAF to obtain a high-quality direct reduced iron product.
With our experienced technical professionals and unsurpassed reputation for our pelletizing technology, we continue to deliver a world-class quality product to our customers. We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a front runner in the implementation of safe and sustainable technology. Our technical experts are dedicated to excellence and deliver superior technical solutions tailored to our customer base.
Concentration of Customers
In 2016, two customers individually accounted for more than 10% of our consolidated product revenue and in 2015 and 2014 three customers individually accounted for more than 10% of our consolidated product revenue. Product revenue from those customers represented in the chart below totaled $1.1 billion, $1.3 billion and $1.9 billion of our total consolidated product revenue in 2016, 2015 and 2014, respectively, and is attributable to our U.S. Iron Ore business segment. The following represents sales revenue from each of these customers as a percentage of our total consolidated product revenue, as well as the portion of product sales for U.S. Iron Ore that is attributable to each of these customers in 2016, 2015 and 2014, respectively:

	Percentage of Total Product Revenue			Percentage of U.S. Iron Ore Product Revenue
Customer[1]	2016	2015	2014	2016	2015	2014
ArcelorMittal	37%	37%	29%	51%	49%	40%
AK Steel[2]	19%	21%	20%	27%	29%	28%
Algoma[3]	4%	12%	13%	5%	15%	18%

[1] Includes subsidiaries.
[2] Effective September 16, 2014, AK Steel completed the acquisition of Severstal North America's integrated steelmaking assets located in Dearborn, Michigan. For comparative purposes, we have combined historical data for all periods presented.

3 On October 5, 2015, we terminated the long-term agreement with Algoma; however, we entered into certain short-term contracts with Algoma throughout 2016. On May 16, 2016, we reinstated our agreement with Algoma, which took effect in January 2017.

ArcelorMittal
Our pellet supply agreements with ArcelorMittal USA are the basis for supplying pellets to ArcelorMittal USA, which are based on customer requirements, except for the Indiana Harbor East facility, which is based on customer contract obligations. The legacy agreements with ArcelorMittal USA were set to expire at the end of December 2016 and January 2017. The parties executed a new long-term agreement, which became effective October 31, 2016, for the sale and delivery of ArcelorMittal USA’s annual tonnage requirements which fall within a specific range of volume (“AM Pellet Sale Agreement”). The AM Pellet Sale Agreement expires at the end of December 2026.
ArcelorMittal USA is a 62.3% equity participant in Hibbing and a 21.0% equity partner in Empire with limited rights and obligations.
In 2016, 2015 and 2014, our U.S. Iron Ore pellet sales to ArcelorMittal were 9.7 million, 9.7 million and 10.2 million long tons, respectively.
AK Steel
On September 16, 2014, AK Steel announced an acquisition of Severstal North America’s integrated steelmaking assets located in Dearborn, Michigan. We had a long-term relationship to supply iron ore pellets to that location. Upon consummation of the acquisition, the contract was automatically assigned to AK Steel. The combination of sales pursuant to our pre-existing sales agreement with AK Steel and the acquisition of the Dearborn facility with its sales agreement accounts for more than 10% of our consolidated product revenue in 2016, 2015 and 2014.

On August 29, 2013, we entered into a new agreement with AK Steel to provide iron ore pellets to AK Steel for use in its Middletown, Ohio and Ashland, Kentucky blast furnace facilities. This contract includes minimum and maximum tonnage requirements for each year between 2014 and 2023.
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
In 2016, 2015 and 2014, our U.S. Iron Ore pellet sales to AK Steel and the acquired Dearborn facility were 4.5 million, 4.3 million and 5.8 million long tons, respectively.
Algoma
Algoma is a Canadian steelmaker and a subsidiary of Essar Steel Holdings Limited. We have a long-term supply agreement under which we were Algoma’s sole supplier of iron ore pellets through the end of 2016 and are required to deliver a set tonnage for less than Algoma’s entire requirements through 2024. There were multiple contract disputes that led to us filing a complaint in the Federal District Court in the Northern District of Ohio on January 12, 2015. During the litigation process, we asserted additional claims of material breach as a result of Algoma’s actions during 2015.
Cliffs and Algoma settled the dispute after Algoma filed for CCAA protection in the Canadian Superior Court of Ontario. Under the terms of the settlement, Algoma has agreed to assume the long-term supply agreement, and has entered into a separate agreement to purchase additional tonnage from Cliffs beginning 2017 through and including December 2020.
In 2016, 2015 and 2014, our U.S. Iron Ore pellet sales to Algoma were 1.2 million, 2.5 million and 3.5 million long tons, respectively.
Competition
Throughout the world, we compete with major and junior mining companies, as well as steel companies, both of which produce steelmaking raw materials, including iron ore.
North America
In our U.S. Iron Ore business segment, we primarily sell our product to steel producers with operations in North America. We compete directly with steel companies that own interests in iron ore mines in the United States and/or Canada, including ArcelorMittal and U.S. Steel, and with major iron ore pellet exporters from Eastern Canada and Brazil. In 2016, finished steel import market share was 26% in the U.S., down from 29% in 2015. As a result, steel prices in North America improved, driving more demand for iron ore pellets.
A number of factors beyond our control affect the markets in which we sell our iron ore. Continued demand for our iron ore and the prices obtained by us primarily depend on the consumption patterns of the steel industry in the U.S., China and elsewhere around the world, as well as the availability, location, cost of transportation and competing prices.
Asia Pacific
In our Asia Pacific Iron Ore business segment, we export iron ore products to the Asia Pacific markets, including China, Japan, and South Korea. In the Asia Pacific marketplace, we compete with major iron ore exporters primarily from Australia and Brazil. These include BHP Billiton, Fortescue Metals Group Ltd., Rio Tinto plc and Vale SA, among others.
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

Environmental issues and their management continued to be an important focus at each of our operations throughout 2016. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $15 million, $17 million and $33 million, in 2016, 2015 and 2014, respectively. Approximately $5 million and $3 million of the 2015 and 2014 capital expenditures, respectively, relating to environmental matters was attributable to the North American Coal operations that were sold during December 2015. Additionally, approximately $22 million of the 2014 capital expenditures relating to environmental matters was attributable to the Eastern Canadian Iron Ore operations, which are classified within discontinued operations. It is estimated that capital expenditures for environmental improvements will total approximately $25 million in 2017, which is related to our U.S. Iron Ore operations for selenium management and various water treatment, air quality, dust control, tailings management and other miscellaneous environmental projects.
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
Specifically, there are several notable proposed or potential rulemakings or activities that could have a material adverse impact on our facilities in the future depending on their ultimate outcome: Climate Change and GHG Regulation; Regional Haze, NO2 and SO2 National Ambient Air Quality Standards; Cross State Air Pollution Rule, increased administrative and legislative initiatives related to financial assurance obligations for CERCLA, mining and reclamation obligations; Minnesota's Mercury TMDL and associated rules governing mercury air emission reductions; evolving water quality standards for selenium, sulfate and conductivity; and scope of the Clean Water Act and the definition of “Waters of the United States”.
Climate Change and GHG Regulation
With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our significant risks for the future is mandatory carbon pricing obligations. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes presents a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon pricing obligations presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change. We are continuing to review the physical risks related to climate change utilizing our formal ERM process. As an energy-intensive business, our GHG emissions inventory includes a broad range of emissions sources, such as iron ore furnaces and kilns, diesel mining equipment and our wholly owned Silver Bay power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels (direct impacts), and (2) indirect costs passed through to us from power generators and distillate fuel suppliers (indirect impacts).
Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure and politics. We expect that momentum to extend carbon regulation will continue with implementation of the Paris climate agreement that was adopted in 2015, the aim of which is to keep the increase in global average temperature to below two degrees Celsius. Continued political attention to issues concerning climate change, the role of human activity in it and potential mitigation through regulation may have a material impact on our customer base, operations and financial results in the future.
In the U.S., federal carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. Congress has not legislated carbon constraints. In the absence of comprehensive federal carbon legislation, numerous state, regional, and federal regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to carbon control. In May 2010, the EPA promulgated the GHG Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Prevention of Significant Deterioration (PSD) permitting program under the Clean Air Act. Under the GHG Tailoring Rule, as modified by a 2014 U.S. Supreme Court decision upholding some components of the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 long tons of CO2 emissions per year) are subject to the PSD requirements, including the installation of best available control technology, if the project also significantly increases emissions of at least one non-GHG regulated criteria pollutant. We do not expect the Tailoring Rule provision to have a material adverse effect on our business in the near term and we cannot reliably estimate the long-term impact of the regulation.
In June 2013, President Obama issued a memorandum directing EPA to develop carbon emission standards for both new and existing power plants under the Clean Air Act's NSPS. In October 2015, EPA promulgated the "Clean Power Plan" which consists of NSPS regulating carbon dioxide from existing power plants at a level of approximately 32% below 2005 levels by 2030. The Clean Power Plan directed states to submit SIPs to EPA by September 2016, but a U.S. Supreme Court stay of the rule in February 2016, deferred submittal of SIPs indefinitely. The Clean Power Plan does not regulate combined head and power generating facilities such as at Northshore's Silver Bay Power. We anticipate that EPA will continue to work on additional GHG NSPS regulations for other industrial categories, including the iron and steel industry; however we cannot reliably estimate the timing or long-term impact of future NSPS regulations.
Due to the EPA's Tailoring Rule and GHG NSPS regulations, our business and customer base could suffer negative financial impacts over time as a result of increased energy, environmental and other costs to comply with the limitations that would be imposed on greenhouse gas emissions. We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility, emerging shale gas, coal mine methane offset reduction; and business opportunities associated with pursuing combined heat and power partnerships and new products, including DR-grade pellets, fluxed pellets and other efficiency-improving technologies.
We have worked proactively to develop a comprehensive, enterprise-wide GHG management strategy aimed at considering all significant aspects associated with GHG initiatives to plan effectively for and manage climate change issues, including risks and opportunities as they relate to the environment; stakeholders, including shareholders and the public; legislative and regulatory developments; operations; products and markets.
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
In place of Minnesota's and Michigan's Regional Haze SIP for taconite furnaces, the EPA promulgated a Taconite Regional Haze FIP in February 2013. We, along with other stakeholders, petitioned the Eighth Circuit Court of Appeals for a review of the FIP, and in May 2013, we filed a joint motion for stay of the 2013 FIP, which was granted in June 2013. We, along with the other stakeholders, reached a settlement agreement with EPA to resolve certain items in the 2013 FIP. The settlement agreement, which was published in the Federal Register in January 2015 and fully executed in April 2015, prompted EPA to grant partial reconsideration of the 2013 FIP in July 2015. Subsequently, EPA published a FIP revision final rule to implement components of the settlement agreement in April 2016, with an effective date of May 12, 2016. We believe the 2016 Regional Haze FIP reflects progress toward a more technically and economically feasible regional haze implementation plan. In November 2016, the Eighth Circuit Court of Appeals terminated the June 2013 stay and extended the deadlines in the original 2013 FIP by one day for each day the court's stay was in place. Cost estimates associated with implementation of the 2013 and 2016 FIPs are reflected in our five-year capital plan.
Due to inconsistencies in language describing the procedures for calculating NOx emission limits between the settlement agreement and the 2016 FIP final rule, we jointly filed a Petition for Reconsideration and Petition for Judicial Review in June 2016. We have been working toward a settlement agreement with EPA to resolve the outstanding issue with the emission limit calculation method and anticipate resolution of the issue in 2017.

NO2 and SO2 National Ambient Air Quality Standards
During the first half of 2010, the EPA promulgated rules that required each state to use a combination of air quality monitoring and computer modeling to determine each state's attainment classification status against new NO2 and SO2 NAAQS. During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. In 2012, Minnesota issued Administrative Orders requiring taconite facilities to conduct modeling to demonstrate compliance with the NO2 and SO2 NAAQS pursuant to the Taconite Regional Haze SIP Long Term Strategy (LTS). Compliance with the LTS modeling demonstrations was originally set for June 30, 2017. Minnesota is expected to remove NAAQS modeling obligations under the LTS in light of reduction in haze emissions associated with the pending amendment of the taconite Regional Haze FIP regulations.
All of our operations in Minnesota and Michigan are expected to be in attainment for NO2 and SO2 NAAQS without incurring additional capital investment. While we will continue to monitor these developments and assess potential impacts to Cliffs, we do not anticipate further capital investments will be necessary to address NO2 and SO2 NAAQS requirements.
Cross State Air Pollution Rule
In July 2011, the EPA promulgated the CSAPR, which was intended to address interstate transport of regional haze causing pollutants (NOx and SO2) via emission limits and trading mechanisms. Northshore's Silver Bay Power plant is subject to CSAPR. Complying with CSAPR simultaneously satisfies related regional haze BART obligations because EPA has determined that CSAPR yields greater progress toward attaining EPA's regional haze goals than would application of BART. The Eighth Circuit Court of Appeals re-affirmed that EPA's use of CSAPR is equal to or better than BART in its March 2016 decision. Silver Bay Power's CSAPR compliance obligations are met via a combination of fuel management, installation of lower NOx burners, and purchase of NOx and SO2 allowances from the emission trading market. NOx and SO2 allowance prices continue to decline and the estimated cost to purchase NOx and SO2 allowances currently is less than $5,000.
Future NOx and SO2 emission allowances allocated to Silver Bay Power will decrease and long-term allowance prices are expected to increase. We continue to monitor the availability and pricing of CSAPR allowances and future EPA allocations of CSAPR allowances to our Silver Bay Power plant, but at this time, we do not anticipate exposure to material costs for future CSAPR obligations. At this time, we cannot reasonably estimate the long-term cost impact of CSAPR should EPA significantly reduce overall allowance allocations in response to future lower ozone or particulate matter 2.5 regulations.
Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy
TMDL regulations are contained in the Clean Water Act.  As a part of Minnesota's Mercury TMDL Implementation Plan, in cooperation with the MPCA, the taconite industry developed a Taconite Mercury Reduction Strategy and signed a voluntary agreement in 2009 to effectuate its terms.  The strategy includes a 75% target reduction of mercury air emissions from Minnesota pellet plants collectively by 2025.  It recognizes that mercury emission control technology currently does not exist and will be pursued through a research effort.  According to the voluntary agreement, any developed technology must meet the “adaptive management criteria” such that the technology must be economically feasible, must not impact pellet quality, and must not cause excessive corrosion in pellet furnaces, associated duct work and existing wet scrubbers on the furnaces.
According to the voluntary agreement, the mines proceeded with medium- and long-term testing of possible technologies.  For us, the requirements in the voluntary agreement apply to the United Taconite and Hibbing facilities.  At this time, we are unable to predict the potential impacts of the voluntary Taconite Mercury Reduction Strategy.  However, a number of research projects were conducted between 2011 and 2014 as the industry continued to assess options for reduction.  While injection of powdered activated carbon into furnace off-gasses for mercury capture in the wet scrubbers showed positive initial results, further testing during 2013 yielded lower overall potential. Alternate technologies are presently being assessed in our ongoing efforts to develop cost effective mercury reduction technologies for our indurating furnaces.
In September 2014, Minnesota promulgated the Mercury Air Emissions Reporting and Reduction Rule mandating mercury air emissions reporting and reduction. The adopted rule expanded applicability to all of our Minnesota operations and requires submitting a mercury reduction plan in 2018 to reduce mercury emissions from all of our Minnesota taconite furnaces by 72% by January 2025. The adopted rule does not include explicitly all four Adaptive

Management Criteria for evaluating mercury reduction, which were agreed upon in the October 2009 Minnesota’s Mercury TMDL Implementation Plan.
To date, there is currently no proven technology to cost effectively reduce mercury emissions from taconite furnaces to the target level of 72% that would meet all four Adaptive Management Criteria. We remain concerned about the technical and economic feasibility to reduce taconite mercury emissions by 72% without impacting existing operations or other environmental permit obligations and are conducting detailed engineering analysis to determine the impact of the regulations on each unique iron ore indurating furnace affected by this rule. The results of this analysis will guide further dialog with the MPCA regarding our implementation of the requirements. Because development of the technology is in the early stages, any impacts to us are not estimable at this time.
Selenium Discharge Regulation
In Michigan, Empire and Tilden have developed compliance strategies to manage selenium according to the permit conditions. Empire and Tilden submitted the first permit required Selenium Storm Water Management Plan to the MDEQ in December 2011, and have updated it annually as required. The Selenium Storm Water Management Plans have outlined the activities that will be undertaken to address selenium in storm water discharges from our Michigan operations including an assessment of potential impacts to surface and groundwater. The remaining budget for full scale implementation of the storm water collection and conveyance system by November 2017 is approximately $9 million. A storm water treatment system for both facilities is anticipated sometime before 2028. The cost of the future treatment systems could be significant, although we are continuing to assess and develop cost effective and sustainable treatment technologies.
Tilden's NPDES permit contains a compliance schedule for selenium with a limit of five µg/l that will be effective as of November 1, 2017, at Tilden's Gribben Tailings Basin outfall.  Tilden has budgeted $7 million for 2017 for infrastructure necessary to meet the selenium effluent limit. In July 2016, the EPA published new selenium fish tissue limits and lower lentic and lotic water column concentration criteria, which may someday increase the cost for treatment should MDEQ adopt these new standards in lieu of the existing limits established under the Great Lakes Initiative. Accordingly, we cannot reasonably estimate the timing or long-term impact of the water quality criteria to our business.
Definition of “Waters of the United States” Under the Clean Water Act
In June 2015, the EPA and Army Corps of Engineers promulgated the rule, “Definition of ‘Waters of the United States’ Under the Clean Water Act,” which attempted to add clarity to which waters are jurisdictional under the federal Clean Water Act, and will apply to all Clean Water Act programs, including certain permitting programs, spill prevention program and a state certification process.  It is unclear how the federal and state agencies will implement and enforce the final rule, and how the courts will interpret it going forward. The regulation may expand EPA’s authority under the Clean Water Act to many traditionally unregulated mine features such as mine pits, pit lakes, on site ditches, water retention structures, and tailings basins creating a new burden on our U.S. facilities.  This could be further interpreted to add questionable regulatory authority over the groundwater connections between these features and nearby traditionally navigable waters.  In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of this rule while the jurisdiction and legality of the rule are decided in court. In January 2017, the U.S. Supreme Court granted certiorari to reconsider the Sixth Circuit's decision that it has jurisdiction to hear challenges. We are actively participating in the rulemaking development and assessing the potential impacts to our operations. Because the rule is being litigated, and until the rule is finally implemented, any impacts to us are not estimable at this time.
Minnesota’s Proposed Sulfate Wild Rice Water Quality Standard
The Minnesota Legislature provided $1.5 million in 2011 for a study to gather additional information about the effects of sulfate and other substances on the growth of wild rice, and to support an update to the sulfate wild rice water quality standard originally adopted in 1973 by the MPCA. The MPCA contracted with the University of Minnesota to conduct several research projects as part of this study. Concurrently, the Minnesota Chamber of Commerce contracted an independent lab to conduct companion research on the impacts of sulfate on wild rice. In July 2016, MPCA released a draft proposal for protecting wild rice from sulfate, which included a draft sulfate wild rice water quality standard, a draft list of waters where the standard would apply, and criteria for adding waters to that list. The draft wild rice water quality standard is an equation that utilizes measured sediment parameters to calculate a sulfate limit protective of wild rice. The independent research conducted by the independent lab contracted by the Minnesota Chamber of Commerce does not directly support the validity of the MPCA’s proposed approach. The rulemaking has a legislated deadline for completion of January 15, 2018. Due to the proposed standard being based on measured sediment parameters and uncertainty regarding to which waters the standard will apply, the impacts of the proposed wild rice water quality standard to Cliffs are not estimable at this time.
Conductivity
Conductivity, the measurement of water’s ability to conduct electricity, is a surrogate parameter that generally increases as the amount of dissolved minerals in water increases. In 2011, the EPA issued A Field-Based Aquatic Life Benchmark for Conductivity in Central Appalachian Streams, which established a recommended conductivity benchmark of 300 µS/cm for the region. The issuance of a benchmark outside of the established rulemaking process was subsequently the subject of litigation in 2012 where the court ruled the benchmark is nothing more than a non-binding suggestion. Three years later in Ohio Valley Environmental Coalition, et al. v. Elk Run Coal Co., et al., 3:12-cv-00785 (S.D. W. Va.), a judicial decision held that levels of conductivity higher than the EPA’s benchmark constituted a violation of the state’s narrative water quality standards, were unsupported by science and contrary to decisions previously made by the West Virginia Department of Environmental Protection and the West Virginia Supreme Court. In 2015, a group filed a petition with EPA Region 5 alleging that Minnesota was failing to implement properly the state NPDES program, and one of the various allegations asserts that MPCA should be assessing compliance with the state’s narrative water quality standard against the EPA’s conductivity benchmark for the Central Appalachian region. On December 30, 2015, the EPA provided MPCA a draft of the Protocol for Responding to Issues Related to Permitting and Enforcement which indicates that EPA staff will be reviewing available scientific basis in peer reviewed literature as well as promulgated standards. In February 2016, EPA's Office of Research and Development endorsed use of the Field-Based Conductivity Benchmark in northeast Minnesota indicating that a value of 320 µS/cm was appropriate to protect aquatic life. On December 23, 2016, EPA issued a notice soliciting public comments on its draft document, Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity (SC). According to EPA, once this document is final, states and authorized tribes located in any region of the country may use the methods to develop field-based SC criteria for adoption into water quality standards. Adoption of this methodology is not certain due to significant concerns with respect to the scientific validity of the proposed method which is now under intense review by scientists working for various trade associations. Because the outcome of the Region 5 Petition and proposed Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity is only draft guidance at this time, the exact nature and certainty of the potential risk to Cliffs cannot be predicted; however, direct application of the 320 µS/cm benchmark to Cliffs’ Minnesota-based assets may have a material adverse impact if the conductivity benchmark is applied to our NPDES permits.
CERCLA 108(b)
In December 2016, EPA published a proposed amendment to CERCLA section 108(b) which is focused on developing financial assurance for managing hazardous substances in the hardrock mining industry. The proposed rule will undergo a comment period and EPA has a court-mandated deadline for publication of the final rule by December 1, 2017. The rule requires subject facilities to calculate their level of financial responsibility based on a formula included in the rule, secure an instrument or otherwise self-assure for the calculated amount, demonstrate to EPA the proof of the security, and maintain the security until EPA releases facilities from the CERCLA 108(b) regulations. The iron mining industry is aware of several errors upon which EPA drafted the rule, including a mistaken reliance on reporting data from a wholly different industry sector (iron and steel toxic release inventory reporting). We will participate in industry-wide comments that address this and other errors and seek to exempt iron ore mining from CERCLA 108(b) applicability. With only a draft rule at this time, the final impacts of this rule to Cliffs are unknown; however, an obligation to secure and maintain financial assurance across all of our U.S. Iron Ore facilities could have a material adverse impact to our business.
Energy
Electricity
As of February 1, 2015, Wisconsin Electric Power Company is the sole supplier of electric power to our Tilden mine. As of April 24, 2015, the Tilden mine executed a special electricity contract with Wisconsin Electric Power Company. The term of the contract is through 2019. Wisconsin Electric Power Company provides 170 megawatts of electricity to Tilden at special rates that are regulated by the MPSC. The pricing under these contracts is generally fixed except Tilden is subject to frequent changes in Wisconsin Electric Power Company's power supply adjustment factor. On August 12, 2016, Tilden executed a new 20-year special contract with Wisconsin Electric that is anticipated to start on January 1, 2020. This special contract is still pending approval at the MPSC. Tilden and Empire may also incur additional liabilities depending on the outcome of various proceedings concerning MISO's revised cost allocation methodology for continued operation of the Presque Isle Power Plant in Michigan. If FERC were to decide to award SSR costs based on a revised cost allocation methodology applied retroactively, this could result in a substantial potential liability to our Tilden mine and our indefinitely-idled Empire mine. As of December 31, 2016, this potential liability of $13.6 million is included in our Statements of Consolidated Financial Position as part of Other current liabilities. Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES for further discussion of the Michigan Electricity Matters.
Minnesota Power supplies electric power to the Hibbing and United Taconite mines. On September 16, 2008, Hibbing finalized an agreement with terms from November 1, 2008 through December 31, 2015. The agreement was approved by the MPUC in 2009. The terms of the agreement included an automatic five-year extension that began January 1, 2016. The United Taconite mine executed a new ten-year agreement with Minnesota Power that also included the Babbitt Mine. This agreement was finalized on May 22, 2016 and was approved by the MPUC on November 9, 2016.
Silver Bay Power, a wholly owned subsidiary of ours with a 115 megawatt power plant, provides the majority of Northshore’s electrical energy requirements. Silver Bay Power has an interconnection agreement with Minnesota Power for backup power when excess generation is necessary. On May 22, 2016, Silver Bay Power entered into an agreement with Minnesota Power to purchase roughly half of Northshore's electricity needs from Minnesota Power through 2019. On January 1, 2020, Silver Bay Power will purchase 100% of the electricity requirements of Northshore from Minnesota Power and Silver Bay Power plans to idle both of its generating units except under certain circumstances.
Koolyanobbing and its associated satellite mine deposits draw power from independent diesel-fueled power stations and generators. Diesel power generation capacity has been installed at the Koolyanobbing operations.
Process and Diesel Fuel
We have a long-term contract providing for the transport of natural gas on the Northern Natural Gas Pipeline for our U.S. Iron Ore operations. The Tilden mine has the capability of burning natural gas, coal or, to a lesser extent, oil. The Hibbing and Northshore mines have the capability to burn natural gas and oil. The United Taconite mine has the ability to burn coal, natural gas and petroleum coke. Consistent with 2016, we expect during 2017 our U.S. Iron Ore operations will utilize both natural gas and coal to heat furnaces and produce power at our Silver Bay Power facility.
All of our mines utilize diesel fuel mainly for our mobile fleet. Thompson Gas supplies diesel fuel to all of our U.S. Iron Ore locations from the Calumet refinery in Superior, Wisconsin. Our U.S. Iron Ore locations are contracted with Como Oil and Propane through the end of 2018.

Employees
As of December 31, 2016, we had a total of 2,927 employees.

	2016	2015	2014
U.S. Iron Ore[1]
Salaried	523	509	658
Hourly[3]	2,178	1,813	2,705
Total	2,701	2,322	3,363
Asia Pacific Iron Ore[2]
Salaried	82	90	139
Hourly	—	—	—
Total	82	90	139
Discontinued Operations[2]
Salaried	4	32	468
Hourly	—	41	1,141
Total	4	73	1,609
Corporate & Support Services
Salaried	140	153	275
Hourly	—	—	—
Total	140	153	275
Total	2,927	2,638	5,386

[1] Includes our employees and the employees of the U.S. Iron Ore joint ventures.
[2] Excludes contracted mining employees.
[3] Excludes employees considered on lay-off status as a result of an indefinite or temporary idle. As of December 31, 2016, this would include those impacted by the indefinite idling of the Empire mine, and as of December 31, 2015, this would include those impacted by the temporary idlings of the United Taconite and Northshore mines.

As of December 31, 2016, approximately 80% of our active U.S. Iron Ore hourly employees were covered by collective bargaining agreements.
Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW and are covered by labor agreements between the USW and our various operating entities. These labor agreements that cover approximately 2,000 active USW-represented employees at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota are valid through September 30, 2018. Employees at our Northshore operations are not represented by a union and are not, therefore, covered by a collective bargaining agreement.
Hourly employees at our LS&I railroads are represented by seven unions covering approximately 100 employees. The labor agreements that cover these employees reopened for bargaining on December 31, 2014 and we are actively bargaining for successor agreements. These employees negotiate under the Railway Labor Act, which provides that labor agreements remain in force until replaced by a successor agreement. Under the Railway Labor Act work stoppages cannot occur until the parties have engaged in substantial negotiations, have mediated any disputes and have received a release from the National Mediation Board.
Employees at our Asia Pacific Iron Ore, Corporate and Support Services are not represented by a union and are not, therefore, covered by collective bargaining agreements.

Safety
Safety is our primary core value as we continue toward a zero incident culture at all of our facilities.  We continuously monitor, measure, and track our safety performance and make improvements where necessary.  Best practices are shared globally to ensure each mine site can effectively administer our policies, procedures and learnings for enhanced workplace safety. Progress toward achieving our objectives is measured against established benchmarks, including our company-wide TRIR. During 2016, our TRIR (including contractors) was 1.41 per 200,000 man-hours worked.
Refer to Exhibit 95 Mine Safety Disclosures (filed herewith) for mine safety information required in accordance with Section 1503(a) of the Dodd-Frank Act.
Available Information
Our headquarters are located at 200 Public Square, Suite 3300, Cleveland, Ohio 44114-2315, and our telephone number is (216) 694-5700. We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports and other information can be read and copied at:
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
We also make available, free of charge on our website, the charters of the Audit Committee, Governance and Nominating Committee and Compensation and Organization Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct and Ethics adopted by our Board of Directors. These documents are available through our investor relations page on our website at ir.cliffsnaturalresources.com. The SEC filings are available by selecting “Financial Information” and then “SEC Filings,” and corporate governance materials are available by selecting “Corporate Governance” for the Board Committee Charters, operational governance guidelines and the Code of Business Conduct and Ethics.
References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Annual Report on Form 10-K.
Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:
Cliffs Natural Resources Inc.
Investor Relations
200 Public Square, Suite 3300
Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of February 9, 2017. Unless otherwise noted, all positions indicated are or were held with Cliffs Natural Resources Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	59
Chairman, President and Chief Executive Officer (August 2014 - present); Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 - April 2013); and President, Chief Executive Officer and a director of Metals USA Inc. (February 2003 - April 2006).

P. Kelly Tompkins	60
Executive Vice President & Chief Operating Officer (January 2017 - present); Executive Vice President and Chief Financial Officer (April 2015 - December 2016); Executive Vice President, Business Development (October 2014 - April 2015); Executive Vice President, External Affairs and President, Global Commercial (November 2013 - October 2014); Chief Administrative Officer (July 2013 - November 2013); Executive Vice President, Legal, Government Affairs and Sustainability (May 2010 - July 2013); Chief Legal Officer (January 2011 - January 2013); and President, Cliffs China (October 2012 - November 2013).

Terry G. Fedor	52	Executive Vice President, U.S. Iron Ore (January 2014 - present); and Vice President, U.S. Iron Ore Operations (February 2011 - January 2014).
Timothy K. Flanagan	39
Executive Vice President, Chief Financial Officer & Treasurer (January 2017 - present); Vice President, Corporate Controller and Chief Accounting Officer (March 2012 - December 2016); Treasurer (March 2016 - present); and Assistant Controller (February 2010 - March 2012).

James D. Graham	51
Executive Vice President (November 2014 - present); Chief Legal Officer (March 2013 - present); Secretary (March 2014 - present); Vice President (January 2011 - October 2014); and General Counsel - Global Operations (January 2011 - March 2013).

Maurice D. Harapiak	55
Executive Vice President, Human Resources (June 2014 - present); Regional Director, Human Resources - Barrick Gold of North America, a gold mining company (November 2011 - June 2014); and Senior Director, Human Resources, Capital Projects - Barrick Gold Corporation, a gold mining company (November 2007 - November 2011).

Terrence R. Mee	47
Executive Vice President, Global Commercial (October 2014 - present); Vice President, Global Iron Ore Sales (February 2014 - October 2014); Senior Vice President, Global Iron Ore Sales (March 2012 - February 2014); and Senior Vice President, Global Iron Ore and Metallic Sales (January 2011 - March 2012).

Clifford T. Smith	57
Executive Vice President, Business Development (April 2015 - present); Executive Vice President, Seaborne Iron Ore (January 2014 - April 2015); Executive Vice President, Global Operations (July 2013 - January 2014); Executive Vice President, Global Business Development (March 2013 - July 2013); and Senior Vice President, Global Business Development (January 2011 - March 2013).

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
The volatility of commodity prices, namely iron ore and steel, affects our ability to generate revenue, maintain stable cash flow and fund our operations, including growth and expansion projects.
As a mining company, our profitability is dependent upon the price of the commodities that we sell to our customers and the price of the products our customers sell, namely iron ore and steel prices. The price of iron ore has fluctuated significantly in the past and is affected by factors beyond our control, including: steel inventories; international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; changes in the levels of economic activity in the U.S., China, India, Europe and other industrialized or developing countries; uncertainties or weaknesses in global economic conditions such as the U.S. debt ceiling; changes in production capacity of other iron ore suppliers, especially as additional supplies come online or where there is a significant increase in imports of steel into the U.S. or Europe; changes in trade laws; weather-related disruptions or natural disasters that may impact the global supply of iron ore; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the commodities we sell. To the extent that the prices of iron ore and steel, including the average hot-rolled coil price, significantly decline for an extended period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We also may have to take impairments on our long-lived assets and/or inventory. Sustained lower prices also could cause us to further reduce existing reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.
Uncertainty or weaknesses in global economic conditions, reduced economic growth in China and oversupply of iron ore and excess steel or imported products could affect adversely our business.
The world price of iron ore is influenced strongly by global economic conditions, including international demand and supply for iron ore products. In particular, the current level of international demand for raw materials used in steel production is driven largely by industrial growth in China. Uncertainties or weaknesses in global economic conditions, including the slowing economic growth rate in China, has resulted, and could in the future result, in decreased demand for our products and, together with oversupply of imported products, has and may continue to lead to decreased prices, resulting in lower revenue levels and decreasing margins, which have in the past and may in the future affect adversely our business and negatively impact our financial results. For example, U.S. Iron Ore's realized revenue rate per long ton decreased 4% and 23% for the years ended December 31, 2016 and December 31, 2015, respectively, compared to a 5% increase and 43% decline in the Platts 62% Price over the same periods. We are not able to predict whether the global economic conditions will improve or worsen and the impact it may have on our operations and the industry in general going forward.
We also have significant capital requirements, including interest payments to service our debt. If we incur significant losses in future periods, we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may consider, among other options, further restructuring our debt; however, there can be no assurance that these options will be undertaken and, if so undertaken, whether these efforts will succeed.
Capacity expansions and limited rationalization of supply capacity within the mining industry could lead to lower or more volatile global iron ore prices, impacting our profitability.
Global growth of iron ore demand, particularly from China, resulted in iron ore suppliers expanding their production capacity over the past few years. The supply of iron ore increased due to these expansions. The increases in our competitors’ capacity along with actual reduced demand resulted in excess supply of iron ore, which caused downward pressure on prices. The limited rationalization of supply capacity has led to volatile pricing which can have an adverse impact on our sales, margins and profitability. We do not have control over corporate strategies implemented by other iron ore producers that may result in volatility of global iron ore prices.

If steelmakers use methods other than blast furnace production to produce steel or use other inputs, or if their blast furnaces shut down or otherwise reduce production, the demand for our current iron ore products may decrease.
Demand for our iron ore products is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that use scrap steel, pig iron, hot briquetted iron and direct reduced iron. North American steel producers also can produce steel using imported iron ore, semi-finished steel products or other lighter-weight steel alternatives, which eliminates the need for domestic iron ore. Future environmental restrictions on the use of blast furnaces also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures and may cause prolonged outages, which may reduce demand for our pellets. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore pellets, demand for our current iron ore products will decrease, which would affect adversely our sales, margins, profitability and cash flows.
Due to economic conditions and volatility in commodity prices, or otherwise, our customers could approach us about modification of their supply agreements or fail to perform under such agreements, which could impact adversely our sales, margins, profitability and cash flows.
Although we have long-term contractual commitments for a majority of the sales in our U.S. Iron Ore business, the uncertainty in global economic conditions may impact adversely the ability of our customers to meet their obligations. As a result of such market volatility, our customers could approach us about modifying their supply agreements or fail to perform under such agreements. Considering our limited base of current and potential customers, any modifications to our sales agreements or customers' failures to perform under such agreements could impact adversely our sales, margins, profitability and cash flows. For example, of the potential customers in the North American integrated steel industry, two are in reorganization proceedings, and certain others have experienced financial difficulties. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins, profitability and cash flows. Other potential actions by our customers could result in additional contractual disputes and could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes and/or failure to renew existing contracts on favorable terms could impact adversely our sales, margins, profitability and cash flows.

II.	REGULATORY RISKS
We are subject to extensive governmental regulation, which imposes, and will continue to impose, potential significant costs and liabilities on us. Future laws and regulations or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce iron ore products.
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, particularly in light of the new presidential administration, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Act, and costs associated with complying with the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 and the regulations promulgated thereunder and any replacement or amendments thereof. In addition, we are subject to various federal, provincial, state and local laws and regulations in each jurisdiction in which we have operations for human health and safety, air quality, water pollution, plant, wetlands, natural resources and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the effects that mining has on groundwater quality, conductivity and availability, and related matters. Numerous governmental permits and approvals are required for our operations.
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
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers, that may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, depending on their ultimate outcome. These emerging or recently enacted rules, regulations and policy guidance include: CERCLA financial assurance, numerous air regulations, such as climate change and greenhouse gas regulation, regional haze regulation, NAAQS including but not limited to those for NO2 and SO2, the

CSAPR; Minnesota’s Mercury Air Emissions Reporting and Reduction Rule, Mercury Total Maximum Daily Load requirements and Taconite Mercury Reduction Strategy, selenium discharge regulation; conductivity water quality standards for aquatic life; expansion of federal jurisdictional authority to regulate groundwater, and various other water quality regulations. Such new or more stringent legislation, regulations, interpretations or orders, when enacted, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Although the numerous regulations, operating permits and our management systems mitigate potential impacts to the environment, our operations inadvertently may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations currently use and have used in the past, hazardous materials, and, from time to time, we have generated solid and hazardous waste. We have been, and may in the future be, subject to claims under federal, provincial, state and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, sediments, groundwater and other natural resources and reclamation of properties. Such claims for damages and reclamation may arise out of current or former conditions at sites that we own, lease or operate currently, as well as sites that we or our acquired companies have owned, leased or operated, and at contaminated sites that have been owned, leased or operated by our joint venture partners. Our liability for these claims may be strict, and/or joint and several, such that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share regardless of fault. We are subject to a variety of potential liability exposures arising, or otherwise involved in investigation and remediation activities, at certain sites. In addition to sites currently owned, leased or operated, these include sites where we formerly conducted iron ore and/or coal mining or processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not be material.
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
Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with iron ore mining. These include permits issued by various federal, state and provincial agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future mining operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it more costly to comply. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to conduct our mining activities efficiently, including the requirement for additional financial assurances that we may not be able to provide on commercially reasonable terms or at all and which would further limit our borrowing base under our ABL Facility. Such inefficiencies could reduce our production, cash flows, profitability and available liquidity.

III.	FINANCIAL RISKS
A substantial majority of our sales are made under supply agreements with limited duration to a low number of customers that contain price-adjustment clauses that could affect adversely the stability and profitability of our operations.
A majority of our U.S. Iron Ore sales and our Asia Pacific Iron Ore sales are made under supply agreements with specified durations to a limited number of customers. For the year ended December 31, 2016, more than 71% of our product revenue was derived from the North American integrated steel industry. For the year ended December 31, 2016, three customers together accounted for 83% of our U.S. Iron Ore product sales revenues (representing 60% of our consolidated revenues). Our Asia Pacific Iron Ore contracts with customers in China and Japan currently expire in March 2017 and our one South Korean customer contract expires in December 2017. In May 2016, we agreed to a new contract with ArcelorMittal through 2026. This extended our average remaining duration of our U.S. Iron Ore contracts from three years to approximately seven years. Pricing under our new contract with ArcelorMittal will be adjusted by the price of hot-rolled coil steel in the U.S. domestic market, and iron ore and general inflation indices. As a result of this pricing construct and the pricing constructs contained in our existing customer contracts and those anticipated in future periods, our financial results will have increased sensitivity to changes in iron ore and steel prices.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations under our senior notes and ABL Facility.
As of December 31, 2016, we had an aggregate principal amount of $2,258.8 million of long-term debt, $1,188.6 million of which was secured (excluding $106.0 million of outstanding letters of credit and $55.8 million of capital leases), and $323.4 million of cash on our balance sheet. As of December 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $333.0 million as a result of borrowing base limitations. As of December 31, 2016, the principal amount of letters of credit obligations and other commitments totaled $106.0 million, thereby further reducing available borrowing capacity on our ABL Facility to $227.0 million.
Although we reduced the principal balance of our outstanding debt by $639.4 million and our annual interest expense by $28.0 million during 2016, our substantial level of indebtedness has required us to dedicate a significant portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes. Moreover, our level of indebtedness could have further consequences, including, increasing our vulnerability to adverse economic or industry conditions, limiting our ability to obtain additional financing in the future to enable us to react to changes in our business, or placing us at a competitive disadvantage compared to businesses in our industry that have less indebtedness.
Our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures, acquisitions or strategic development initiatives, and general corporate purposes. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt. However, we may not be able to obtain any such new or additional debt on favorable terms or at all.
Any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.
We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, including additional secured or unsecured debt, or restructure or refinance our debt. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. These measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or recover the carrying value of these assets or obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we may not be able to refinance any of our debt on commercially reasonable terms or at all. Furthermore, additional or new financial assurances may be demanded by our vendors or regulatory agencies that we may not be able to provide on commercially reasonable terms or at all.
Any of these examples potentially could have a material adverse impact on our results of operations, profitability, shareholders' equity and capital structure. Also, if we were to sell a percentage of a business, there are inherent risks of a joint venture relationship as noted in the risk factor below.
We rely on our joint venture partners in our mines to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners.
We co-own and manage two of our four operating U.S. Iron Ore mines and our indefinitely-idled Empire mine with various joint venture partners that are integrated steel producers or their subsidiaries, including ArcelorMittal and U.S. Steel. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore that each joint venture produces. Our U.S. Iron Ore joint venture partners are often also our customers. If one or more of our joint venture partners fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations, including significant capital contribution, costs of environmental remediation, pension and postretirement health and life insurance benefit obligations. For example, a premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs; reclamation and other environmental costs; and the costs of terminating long-term obligations, including energy and transportation contracts and equipment leases.
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
Our mining operations require significant use of energy. Operating expenses at all of our mining locations are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. These items make up approximately 25% to 30% in the aggregate of our operating costs in our U.S. Iron Ore locations, for example. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our mines in Minnesota are subject to changes in Minnesota Power’s rates, such as rate changes that are reviewed and approved by the state public utilities commission in response to an application filed by Minnesota Power. We also enter into market-based pricing supply contracts for natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly. We are estimating that power rates for our electricity-intensive operations could increase above 2016 levels by up to 15% by 2021, representing an increase of approximately $9 per MWh by 2021 for our U.S. operations.
In addition, U.S. public utilities are expected to pass through additional capital and operating cost increases to their customers related to new or pending U.S. environmental regulations that are expected to require significant capital investment and use of cleaner fuels in the future and which may impact U.S. coal-fired generation capacity. Our mines in Michigan rely on electricity supplied from the Presque Isle Power Plant, which is coal-fired. In 2016, we entered into a twenty-year power purchase agreement that contemplates the capital investment by the power company to construct two natural gas power plants in Michigan. Should the power company fail to build the new power plants or experience significant construction delays, we may be subject to increased operational risk from continued reliance on the existing power plant or increased costs in pursuing alternatives, which could also decrease our profitability.
The availability of capital may be limited.
We may need to access the capital markets to finance ongoing operations, any acquisitions, development of existing mining properties and our other cash requirements. Our existing indebtedness could make it more difficult for us to borrow money in the future and may reduce the amount of money available to finance our operations and other business activities and may have other detrimental consequences, including the following: requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal, premium, if any, and interest on our debt, which will reduce funds available for other purposes; exposing us to the risk of increased interest costs if the underlying interest rates rise on our existing ABL Facility; making it more difficult to obtain surety bonds, letters of credit or other financing, particularly during periods in which credit markets are weak; causing a change in our credit ratings; limiting our ability to compete with companies that are not as leveraged and that may be better positioned to withstand economic downturns; and limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we compete and general economic and market conditions. If we further increase our indebtedness, the related risks that we now face, including those described above, could intensify. We cannot predict the general availability or accessibility of capital to finance projects or acquisitions in the future.
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

We are subject to bankruptcy or insolvency risks relating to our former Canadian operations.
As previously disclosed, the Bloom Lake Group commenced the CCAA process in January 2015 to address the Bloom Lake Group's immediate liquidity issues and to preserve and protect its assets for the benefit of all stakeholders while restructuring and/or sale options were explored. In May 2015, the Wabush Group commenced restructuring proceedings and, as a result, the CCAA protection granted to the Bloom Lake Group has been extended to include the Wabush Group. Financial instruments are posted by Cliffs to support certain reclamation obligations of the Wabush Group. It is possible that (a) as part of the CCAA process (i) claims may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group and/or (ii) claims of non-debtor affiliates against the Bloom Lake Group or the Wabush Group may be challenged and (b) creditors of the Wabush Group may assert claims which may impact adversely non-debtor affiliates of the Wabush Group, including in relation to the financial instruments discussed above. While we anticipate the restructuring and/or sale of the Bloom Lake Group and the Wabush Group assets may mitigate these risks, to the extent that any claims are successful, Cliffs could be held liable for certain claims or be limited in the amount of recovery for intercompany claims.
A court or regulatory body could find that we are responsible, in whole or in part, for liabilities we transferred to third party purchasers.
As part of our strategy to focus on our U.S. Iron Ore operations, we have sold or otherwise disposed of several non-core assets, such as our North American Coal assets. Some of the transactions under which we sold or otherwise disposed of our non-core assets included provisions transferring certain liabilities to the purchasers or acquirers of those non-core assets. While we believe that all such transfers were completed properly and are legally binding, if the purchaser fails to fulfill its obligations, we may be at risk that some court or regulatory body could disagree and determine that we remain responsible for liabilities we intended to and did transfer.
Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities.
Credit rating agencies could downgrade our ratings either due to factors specific to our business, a prolonged cyclical downturn in the mining industry, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. Any decline in our credit ratings may result in an increase to our cost of financing and limit our access to the capital markets, which would harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms, have an adverse effect on the market price of our securities and may affect adversely the terms under which we purchase goods and services.

IV.	OPERATIONAL RISKS
We incur certain costs when production capacity is idled, including increased costs to resume production at idled facilities and costs to idle facilities.
Our decisions concerning which mines to operate and at what capacity levels are made based upon our customers' orders for products, the quality of and cost to mine and process the remaining ore body, as well as the capabilities and cost performance of our mines. During depressed market conditions, we may concentrate production at certain mines and not operate others in response to customer demand and as a result we will incur idle facility costs. In 2016, two of our Minnesota mines were temporarily idled for a portion of the year and we indefinitely idled the Empire mine in Michigan in August.
When we restart idled facilities, we incur certain costs to replenish inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities and prepare employees to return to work safely and to resume production responsibilities. The amount of any such costs can be material, depending on a variety of factors, such as the period of idle time, necessary repairs and available employees, and is difficult to project.
Faced with overcapacity in the iron ore market, we may seek to rationalize assets through asset sales, temporary shutdowns, indefinite idles or closures of facilities.

Mine closures entail substantial costs. If we prematurely close one or more of our mines, our results of operations and financial condition would likely be affected adversely.
If we prematurely close any of our mines, our revenues would be reduced unless we were able to increase production at our other mines, which may not be possible. The closure of a mining operation involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment leases. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If we were to significantly reduce the estimated life of any of our mines, the mine-closure costs would be applied to a shorter period of production, which would increase costs per ton produced and could significantly and adversely affect our results of operations and financial condition.
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
At the end of March 2014, we idled our Wabush Scully mine in Newfoundland and Labrador, and in the fourth quarter of 2014, we began to implement the permanent closure plan for the mine. In May 2015, we announced the Wabush Filing under the CCAA. The Wabush Filing is expected to mitigate various legacy related long-term liabilities associated with the Wabush Group. However, there can be no assurance that we will not have any material obligations in connection with the permanent closure of the Wabush Scully mine.
Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
In our U.S. Iron Ore operations, disruption of the lake and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, or other events and lack of alternative transportation options, could impair our ability to supply iron ore to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins and profitability. Further, reduced dredging and environmental changes, particularly at Great Lakes ports, could impact negatively our ability to move our iron ore products because lower water levels restrict the tonnage that vessels can haul, resulting in higher freight rates.
Our Asia Pacific Iron Ore operations also are dependent upon rail and port capacity. Disruptions in rail service or availability of dock capacity could similarly impair our ability to supply iron ore to our customers, thereby adversely affecting our sales and profitability. In addition, our Asia Pacific Iron Ore operations are also in direct competition with the major world seaborne exporters of iron ore and our customers face higher transportation costs than most other Australian producers to ship our products to the Asian markets because of the location of our major shipping port on the southwest coast of Australia. Further, increases in transportation costs, including volatile fuel rates, decreased availability of ocean vessels or changes in such costs relative to transportation costs incurred by our competitors could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.
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
A portion of our production costs are fixed regardless of current operating levels. As noted, our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of mining at particular mines for varying lengths of time. These include weather conditions (for example, extreme winter weather, tornadoes, floods, and the lack of availability of process water due to drought) and natural and man-made disasters, tailings dam failures, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore, variations in rock and other natural materials and variations in geologic conditions and ore processing changes.
The manufacturing processes that take place in our mining operations, as well as in our processing facilities, depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, all of our mines and processing facilities have been in operation for several decades, and the equipment is aged. In the future, we may experience additional material plant shutdowns or periods of reduced production because of equipment failures. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Longer-term business disruptions could result in a loss of customers, which adversely could affect our future sales levels and, therefore, our profitability.
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
We may not have adequate insurance coverage for some business risks.
As noted above, our operations are generally subject to a number of hazards and risks, which could result in damage to, or destruction of, equipment, properties or facilities. The insurance that we maintain to address risks that are typical in our business may not provide adequate coverage. Insurance against some risks, such as liabilities for environmental pollution, tailings basin breaches, or certain hazards or interruption of certain business activities, may not be available at an economically reasonable cost, or at all. Even if available, we may self-insure where we determine it is most cost-effective to do so. As a result, accidents or other negative developments involving our mining, production or transportation activities could have a material adverse effect on our operations.
Failures in our information technology systems may interfere with the normal functioning of our business.
We rely on information technology (“IT”) systems for the operations of many of our business processes. Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential or otherwise protected information or result in the corruption of data. Though we have controls in place, we cannot provide assurance that a cyber-attack will not occur.
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
With the finalization of the Organization for Economic Cooperation and Development's, or OECD's, Base Erosion and Profit Shifting study, referred to as the Actions, many OECD countries have acknowledged their intent to implement the Actions and update their local tax regulations. The extent (if any) to which countries in which we operate adopt and implement the Actions could affect our effective tax rate and our future results from non-U.S. operations.

Compliance with the laws and regulations described above or with other applicable foreign, federal, state, provincial and local laws and regulations currently in effect or that may be adopted in the future could expose us to additional risks. If we are unable to manage successfully the risks associated with operating our global business, these risks could have a material adverse effect on our business, results of operations or financial condition.
Our profitability could be affected adversely by the failure of outside contractors to perform.
Asia Pacific Iron Ore uses contractors to handle many of the operational phases of its mining and processing operations and, therefore, we are subject to the performance of outside companies on key production areas. We use contractors to help complete certain capital projects, such as development of the Mustang pellet, and a contractor's failure to perform could affect adversely our sales and our ability to fulfill customer requirements. A failure of any of these contractors to perform in a significant way would result in additional costs for us, which also could affect adversely our production rates and results of operations.

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
Our ability to replenish our ore reserves is important to our long-term viability. Depleted ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Resource exploration and development are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions. Given recent market conditions, we significantly curtailed expenditures related to exploration at or near our mine sites in the U.S. and Australia.
We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate our iron ore reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7 and, historically, the Canadian Institute of Mining, Metallurgy & Petroleum's Definition Standards on Mineral Resources and Mineral Reserves. In addition, our Asia Pacific Iron Ore business segment has published reserves that follow the Joint Ore Reserve Code in Australia, with certain changes to our Western Australian reserve values to make them comply with SEC requirements. There are numerous uncertainties inherent in estimating quantities of reserves of our mines, including many factors beyond our control.
Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may vary considerably from actual results. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our mineral bodies by analyzing geological data, such as samplings of drill holes. In addition to the geology assumptions of our mines, assumptions are also required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use, and the related costs incurred to develop and mine our reserves. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore reserves could be affected by future industry conditions, future changes in the SEC's mining property disclosure requirements, geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be affected adversely.
Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs.
A portion of our mining operations are conducted on properties we lease, license or as to which we have easements or other possessory interests, which we refer to as "leased properties". Consistent with industry practice, title to most of these leased properties and mineral rights are not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the leased property. In some cases, title with respect to leased properties is not verified at all because we instead rely on title information or representations and warranties provided by lessors or grantors. We do not maintain title insurance on our owned or leased properties. A title defect or the loss of any lease, license or easement for any leased property could affect adversely our ability to mine any associated reserves. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying, or underlying lands such as for roads, easements and public facilities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated.
Any challenge to our title could delay the exploration and development of some reserves, deposits or surface rights, cause us to incur unanticipated costs and could ultimately result in the loss of some or all of our interest in those reserves or surface rights. In the event we lose reserves, deposits or surface rights, we may have to shut down or significantly alter the sequence of our mining operations, which may affect adversely our future production, revenues and cash flows. Additionally, if we lose any leasehold interests relating to any of our pellet plants or loadout facilities, we may need to find an alternative location to process our iron ore and load it for delivery to customers, which could result in significant unanticipated costs. Finally, we could incur significant liability if we inadvertently mine on property we do not own or lease.
In order to continue to foster growth in our business and maintain stability of our earnings, we must maintain our social license to operate with our stakeholders.
As a mining company, maintaining a strong reputation and consistent operational and safety history is vital in order to continue to foster growth and maintain stability in our earnings. As sustainability expectations increase and regulatory requirements continue to evolve, maintaining our social license to operate becomes increasingly important. We incorporate social license expectations in our ERM program. Our ability to maintain our reputation and strong operating history could be threatened, including by circumstances outside of our control, such as disasters caused or suffered by other mining companies. If we are not able to respond effectively to these and other challenges to our social license to operate, our reputation could be damaged significantly. Damage to our reputation could affect adversely our operations and ability to foster growth in our company.
Estimates and timelines relating to new development projects are uncertain and we may incur higher costs and lower economic returns than estimated.
Mining industry development projects typically require a number of years and significant expenditures before production is possible. Such projects could experience unexpected problems and delays during development, construction and start-up.
Our decision to develop a project typically is based on the results of feasibility studies, which estimate the anticipated economic returns of a project. The actual project profitability or economic feasibility may differ from such estimates as a result of any of the following factors, among others: changes in tonnage, grades and metallurgical characteristics of ore or other raw materials to be mined and processed; estimated future prices of the relevant product; changes in customer demand; higher construction and infrastructure costs; the quality of the data on which engineering assumptions were made; higher production costs; adverse geotechnical conditions; availability of adequate labor force; availability and cost of water and energy; availability and cost of transportation; fluctuations in inflation and currency exchange rates; availability and terms of financing; delays in obtaining environmental or other government permits or changes in laws and regulations including environmental laws and regulations; weather or severe climate impacts; and potential delays relating to social and community issues.

Our ability to realize the benefits of any potential acquisitions is uncertain.
Should we determine to pursue any acquisitions, the success of the same is subject to risks and uncertainties, including our ability to realize operating efficiencies expected from an acquisition; the size or quality of the mineral potential; delays in realizing the benefits of an acquisition; difficulties in retaining key employees, customers or suppliers of the acquired business; the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; the impact of changes to our allocation of purchase price; and the ability to generate future cash flows or the availability of financing.
Moreover, any acquisition opportunities we pursue could affect materially our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Future acquisitions could also result in us assuming more long-term liabilities relative to the value of the acquired assets than we may have assumed in previous acquisitions.

VI.	HUMAN CAPITAL RISKS
Our profitability could be affected adversely if we fail to maintain satisfactory labor relations.
Production in our mines is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages, or other disruptions in our production of iron ore that could affect us adversely. The USW represents all labor employees at our U.S. Iron Ore operations owned and/or managed by Cliffs or its subsidiary companies except for Northshore. Our labor agreements with the USW at four of our U.S. Iron Ore operations were ratified in September 2016 and extend for a three-year term, effective as of October 1, 2015.
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
We provide defined benefit pension plans and OPEB to certain eligible union and non-union employees in the U.S., including our share of expense and funding obligations with respect to unconsolidated ventures. Our pension expense and our required contributions to our pension plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.
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
The following map shows the locations of our operations and offices as of December 31, 2016:
General Information about the Mines
All of our iron ore mining operations are open-pit mines. Additional pit development is underway as required by long-range mine plans. At our U.S. Iron Ore and Asia Pacific Iron Ore mines, drilling programs are conducted periodically to collect modeling data and for refining ongoing operations.
Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and life of mine operating schedules.
U.S. Iron Ore
The following map shows the locations of our U.S. Iron Ore operations as of December 31, 2016:

We currently own or co-own four operating iron ore mines and one indefinitely idled mine in Michigan and Minnesota from which we produced 16.0 million, 19.3 million and 22.4 million long tons of iron ore pellets in 2016, 2015 and 2014, respectively, for our account. We produced 7.4 million, 6.8 million and 7.3 million long tons, respectively, on behalf of the steel company partners of the mines.

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

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1,2]	2016 Production[1,2]	Mineral Owned	Rights Leased
Empire[3]	79%	Mine, Concentrator, Pelletizer	Magnetite	1963	*	2.8	53%	47%
Tilden	85%	Mine, Concentrator, Pelletizer, Railroad	Hematite & Magnetite	1974	8.0	7.6	100%	—%
Hibbing	23%	Mine, Concentrator, Pelletizer	Magnetite	1976	8.0	8.2	3%	97%
Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Magnetite	1990	6.0	3.2	—%	100%
United Taconite	100%	Mine, Concentrator, Pelletizer	Magnetite	1965	5.4	1.5	—%	100%

[1] Reported on a wet basis in millions of long tons, equivalent to 2,240 pounds.
[2] Figures reported on 100% basis.
[3] Empire was indefinitely idled beginning on August 3, 2016.
* Historically, Empire had an annual capacity of 5.5 million long tons; currently indefinitely idled.
Empire Mine
The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. The Empire mine has produced between 2.8 million and 4.3 million long tons of iron ore pellets annually over the past five years. Of the total long tons of iron ore pellets produced by Empire from 2012 to 2015, between 0.8 million and 2.4 million long tons were tolled to Tilden mine annually. Empire did not toll tons to Tilden during 2016. Empire was indefinitely idled beginning on August 3, 2016. We plan to continue shipping Empire's remaining pellet inventory into 2017.
We own 79% of Empire and a subsidiary of ArcelorMittal USA has the remaining 21% ownership in Empire with limited rights and obligations, which it has a unilateral right to put to us at any time. This right has not been exercised. Prior to the indefinite idle, each partner took its share of production pro rata; however, provisions in the partnership agreement allowed additional or reduced production to be delivered under certain circumstances. As part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the partnership agreement, certain minimum distributions of the partners’ equity amounts are required to be made on a quarterly basis beginning in the first quarter of 2015 and continued through January 2017. The partnership dissolved on December 31, 2016 and the partners are in discussion regarding distribution of the remaining assets and/or equity interest, if any, in the partnership. Prior to the indefinite idle, operations consisted of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation and floatation to produce a magnetite concentrate that is then supplied to the on-site pellet plant. From the site, pellets were transported by CN rail to a ship loading port at Escanaba, Michigan, operated by CN.

Tilden Mine
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 7.5 million and 7.6 million long tons of iron ore pellets annually. We own 85% of Tilden, with the remaining minority interest owned by a subsidiary of U.S. Steel. Each partner takes its share of production pro rata; however, provisions in the partnership agreement allow additional or reduced production to be delivered under certain circumstances. We own all of the ore reserves at the Tilden mine and lease them to Tilden. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetite separation and floatation to produce hematite and magnetic concentrates that are then supplied to the on-site pellet plant. From the site, pellets are transported by Cliffs' LS&I rail to a ship loading port at Marquette, Michigan, operated by Cliffs' LS&I.
Hibbing Mine
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota and five miles west of Chisholm, Minnesota. Over the past five years, the Hibbing mine has produced between 7.7 million and 8.2 million long tons of iron ore pellets annually. We own 23% of Hibbing, a subsidiary of ArcelorMittal has a 62.3% interest and a subsidiary of U.S. Steel has a 14.7% interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin, operated by BNSF.
Northshore Mine
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota, on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. Over the past five years, the Northshore mine has produced between 3.2 million and 5.3 million long tons of iron ore pellets annually. One of the four furnaces in the Northshore pellet plant was idled in January 2015. We ran a three furnace operation throughout 2015 until the complete idle of Northshore mine in late November 2015 through May 2016. We restarted all four furnaces in May 2016. The temporary idle was a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers.
The Northshore mine began production under our management and ownership on October 1, 1994. We own 100% of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Northshore operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported along a wholly owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occur before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant site has its own ship loading port located on Lake Superior.
United Taconite Mine
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 1.5 million and 5.4 million long tons of iron ore pellets annually. United Taconite was temporarily idled beginning the first week of August 2015. We restarted the United Taconite operation during August 2016. The temporary idle was a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers.
We own 100% of the United Taconite mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. United Taconite operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported by rail, operated by CN, to the plant site. At the plant site an additional stage of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant. From the site, pellets are transported by CN rail to a ship loading port at Duluth, Minnesota, operated by CN.

Asia Pacific Iron Ore
The following map shows the location of our Asia Pacific Iron Ore operation as of December 31, 2016:

In Australia, we own and operate the Koolyanobbing operations. We produced 11.8 million, 11.7 million and 11.4 million metric tons of iron ore products in 2016, 2015 and 2014, respectively.
The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron formations. Individual deposits tend to be small with complex ore-waste contact relationships. The reserves at the Koolyanobbing operations are derived from 10 separate mineral deposits distributed over a 70 mile operating radius.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1]	2016 Production[1]	Mineral Owned	Rights Leased
Koolyanobbing	100%	Mine, Road Haulage, Crushing- Screening Plant	Hematite & Goethite	1994	11.0	11.8	—%	100%

[1] Reported on a wet basis in millions of metric tons, equivalent to 2,205 pounds.
Koolyanobbing
The Koolyanobbing operations are located 250 miles east of Perth and approximately 30 miles northeast of the town of Southern Cross. Koolyanobbing produces lump and fines iron ore. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renewed as they approach their respective expiration dates.
Over the past five years, the Koolyanobbing operation has produced between 10.7 million and 11.8 million metric tons of iron ore products annually. During 2016, ore material was sourced from eight separate open pit mines and was delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. All of the ore from the Koolyanobbing operations is transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.
Mineral Policy
We have a corporate policy prescribing internal controls and procedures with respect to auditing and estimating of minerals. The procedures contained in the policy include the calculation of mineral estimates at each property by our engineers, geologists and accountants, as well as third-party consultants. Management compiles and reviews the calculations, and once finalized, such information is used to prepare the disclosures for our annual and quarterly reports. The disclosures are reviewed and approved by management, including our chief executive officer and chief financial officer. Additionally, the long-range mine planning and mineral estimates are reviewed annually by our Audit Committee. Furthermore, all changes to mineral estimates, other than those due to production, are adequately documented and submitted to senior operations officers for review and approval. Finally, periodic reviews of long-range mine plans and mineral reserve estimates are conducted at mine staff meetings, senior management meetings and by independent experts.

Mineral Reserves
Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. All reserves are classified as proven or probable and are supported by life-of-mine plans.
Reserve estimates are based on pricing that does not exceed the three-year trailing average index price of iron ore adjusted to our realized price. For the three-year period 2014 to 2016, the average international index price of Platts 62% Fe CFR China was $70 per dry metric ton.
We evaluate and analyze mineral reserve estimates in accordance with our mineral policy and SEC requirements. The table below identifies the year in which the latest reserve estimate was completed.

Property	Date of Latest Economic Reserve Analysis
U.S. Iron Ore
Tilden	2015
Hibbing	2015
Northshore	2015
United Taconite	2016
Asia Pacific Iron Ore
Koolyanobbing	2013
Ore reserve estimates for our iron ore mines as of December 31, 2016 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. A new reserve estimate was completed for our United Taconite operation in 2016. All other operations' reserves have been adjusted net of 2016 production.

U.S. Iron Ore
All tonnages reported for our U.S. Iron Ore operating segment are in long tons of 2,240 pounds, have been rounded to the nearest 100,000 and are reported on a 100% basis.

U.S. Iron Ore Mineral Reserves
as of December 31, 2016
(In Millions of Long Tons)
		Proven		Probable		Proven & Probable		Saleable Product[2,3]		Previous Year
Property	Cliffs Share	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade[5]	Process Recovery[4]	Tonnage	P&P Crude Ore	Saleable Product
Empire	—%	—	—	—	—	—	—	—%	—	8.6	3.2
Tilden[1]	85%	285.1	34.7	82.7	33.9	367.8	34.5	37%	136.3	389.1	143.6
Hibbing	23%	208.3	19.5	24.7	19.6	233.0	19.5	27%	61.7	263.2	69.7
Northshore	100%	250.6	24.9	557.4	24.2	808.0	24.4	32%	261.1	817.6	264.3
United Taconite	100%	427.3	22.6	415.5	21.9	842.8	22.3	32%	269.3	466.8	156.2
Totals		1,171.3		1,080.3		2,251.6			728.4	1,945.3	637.0

[1] Tilden hematite reported grade is percent FeT; all other properties are percent magnetic iron
[2] Saleable product is a standard pellet containing 60% to 66% Fe calculated from both proven and probable mineral reserves
[3] Saleable product is reported on a dry basis; shipped products typically contain 1% to 4% moisture
[4] Process recovery includes all factors for converting crude ore tonnage to saleable product
[5] Cutoff grades are 15% magnetic iron for Hibbing and Empire, 17% for United Taconite, 19% for Northshore. Cutoff for Tilden hematite is 25% FeT

A new economic reserve estimate was completed for United Taconite in 2016. Based on this analysis, saleable product reserves increased by 115 million long tons as a result of an updated life-of-mine plan and production schedule that now include previously developed mine areas south of our current operations commonly referred to as the South Pit. This area had previously been considered as mineralized material until an economically scheduled mine plan was developed.
Asia Pacific Iron Ore
All tonnages reported for our Asia Pacific Iron Ore operating segment are in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100% basis.

Asia Pacific Iron Ore Mineral Reserves
as of December 31, 2016
(In Millions of Metric Tons)[1]
		Proven		Probable		Proven & Probable		Previous Year Total
Property	Cliffs Share	Tonnage	% Fe	Tonnage	% Fe	Tonnage	% Fe2	Tonnage
Koolyanobbing	100%	1.7	57.2	41.0	59.6	42.7	59.5	49.1

[1] Tonnages reported are saleable product reported on a dry basis; shipped products contain approximately 5% moisture
[2] Cutoff grade is 54% FeT

Item 3.	Legal Proceedings
Empire NPDES Permit Enforcement. Empire received an enforcement letter on December 22, 2015 from the MDEQ alleging exceedances of the selenium effluent limit in 2014 and 2015. The alleged exceedances were resolved through an Administrative Consent Order which included payment of a civil penalty of $95,000.
ERISA Litigation. On May 14, 2015, a lawsuit was filed in the U.S. District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cliffs Natural Resources Inc. et al.,

No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cliffs Natural Resources Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers. Plaintiff amended the complaint to name as defendants additional current and former employees who served on the investment committee. The suit alleges that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cliffs Natural Resources Inc. stock as a Plan investment option during the class period. The relief sought includes a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the alleged breaches of fiduciary duties. The lawsuit has been referred to our insurance carriers. On April 1, 2016, the Court granted defendants' motion to dismiss the lawsuit. Plaintiff filed an appeal, which is currently pending in the Sixth Circuit Court of Appeals.
Exchange Offer Litigation. On March 14, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York captioned Waxman et al. v. Cliffs Natural Resources Inc., No. 1:16-cv-01899. Generally, the lawsuit alleges that the exchange offers for certain of our existing senior notes announced on January 27, 2016 violated the Trust Indenture Act of 1939 (the "TIA") and breached the indentures governing the senior notes subject to the exchange offers because the exchange offers were offered only to certain noteholders that were qualified institutional buyers ("QIBs") and not to non-QIBs. The suit seeks class certification with respect to non-QIB noteholders of the 5.90% Senior Notes due 2020 and the 6.25% Senior Notes due 2040 (collectively, the “Class Notes”), which QIBs were permitted to exchange for newly-issued 1.5 Lien Notes. Plaintiffs allege that the exchange offers had the effect of subordinating their Class Notes to those of the QIBs who elected to exchange their notes and also impaired the Plaintiffs’ rights to receive payment of the principal and interest under the Class Notes and to institute suit to compel such payment. In addition to alleged violation of the TIA and breach of contract, Plaintiffs seek unspecified damages for breach of the implied covenant of good faith and fair dealing and unjust enrichment, and also seek declaratory judgment that the exchange offers are null and void. On May 16, 2016, we filed a motion to dismiss this lawsuit, which was granted on December 6, 2016.
Michigan Electricity Matters. See NOTE 20 - COMMITMENTS AND CONTINGENCIES included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of the FERC proceedings to determine, among other things, allocation of SSR costs, whether retroactive surcharges are permissible and the total amount of SSR compensation, all of which is currently subject to appeal. Such description is incorporated by reference into this Item 3.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits. Where not already resolved, the facilities continue to implement actions that limit or completely eliminate any future exposures. EPA has proposed, and Cliffs has agreed to, a tolling agreement which targets a completion of the enforcement action by June 2017. EPA is in the process of drafting final orders but has not yet indicated the scale of any penalty or additional injunctive relief that may be required as part of a final resolution. While the matter has been referred to the DOJ for enforcement, it is not anticipated currently to have a material adverse impact on our business.

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
Stock Exchange Information
Our common shares (ticker symbol CLF) are listed on the NYSE.
Common Share Price Performance and Dividends
The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE:

	2016		2015
	High	Low	High	Low
First Quarter	$3.75	$1.20	$9.39	$4.12
Second Quarter	5.83	2.77	6.87	4.27
Third Quarter	8.45	5.19	4.53	2.28
Fourth Quarter	10.90	4.91	3.73	1.42
Year	10.90	1.20	9.39	1.42
At February 6, 2017, we had 1,240 shareholders of record.
We did not declare or pay any cash dividends on our common shares during the years ended December 31,  2016 or 2015. We do not anticipate paying any cash dividends on our common shares in the near future. Any determination to pay dividends on our common shares in the future will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant. Additionally, the agreement governing our ABL Facility contains, and agreements governing any of our future debt may contain, covenants and other restrictions that, in certain circumstances, could limit the level of dividends that we are able to pay on our common shares. There can be no assurance that we will pay a dividend in the future.

Shareholder Return Performance
The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs' common shares; (2) S&P 500 Stock Index; (3) S&P Smallcap 600 Index; and (4) S&P Metals and Mining ETF Index. The values of each investment are based on price change plus reinvestment of all dividends reported to shareholders, based on monthly granularity.

		2011	2012	2013	2014	2015	2016
Cliffs Natural Resources Inc.	Return %		-34.76	-30.17	-71.56	-77.87	432.32
	Cum $	100.00	65.24	45.56	12.96	2.87	15.26
S&P 500 Index - Total Returns	Return %		15.98	32.36	13.69	1.38	11.93
	Cum $	100.00	115.98	153.51	174.52	176.93	198.04
S&P Smallcap 600 Index	Return %		16.30	41.29	5.73	-2.00	26.43
	Cum $	100.00	116.00	164.32	173.74	170.26	215.26
S&P Metals and Mining ETF	Return %		-6.60	-5.37	9.77	-50.51	105.99
	Cum $	100.00	93.40	88.38	97.02	48.01	98.90

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases by us of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2016	1,282	$5.85	—	—
November 1 - 30, 2016	—	$—	—	—
December 1 - 31, 2016	31,090	$8.41	—	—
Total	32,372	$8.31	—	—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
Debt-for-Equity Exchanges
On December 22, 2016, we entered into a privately negotiated exchange agreement whereby we issued an aggregate of 0.4 million common shares in exchange for $3.8 million aggregate principal amount of our 4.875% senior notes due 2021. Accordingly, we recognized a gain of $0.2 million in Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the three months ended December 31, 2016.
On November 18, 2016, we entered into privately negotiated exchange agreements whereby we issued an aggregate of 1.9 million common shares in exchange for $3.0 million aggregate principal amount of our 4.80% senior notes due 2020 and $12.5 million aggregate principal amount of our 4.875% senior notes due 2021. Accordingly, we recognized a gain of $1.5 million in Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the three months ended December 31, 2016.
These debt-for-equity exchanges together represented less than 1% of our outstanding common shares. The issuances of the common shares in exchange for our senior notes due 2020 and 2021 were made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

Item 6.	Selected Financial Data

Summary of Financial and Other Statistical Data - Cliffs Natural Resources Inc. and Subsidiaries
	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
Financial data (in millions, except per share amounts) *
Revenue from product sales and services	$2,109.0	$2,013.3	$3,373.2	$3,890.8	$3,982.7
Cost of goods sold and operating expenses	(1,719.7)	(1,776.8)	(2,487.5)	(2,406.4)	(2,438.4)
Other operating expense	(148.5)	(85.2)	(755.6)	(104.1)	(239.3)
Operating income	240.8	151.3	130.1	1,380.3	1,305
Income from continuing operations	219.2	143.7	56.4	878.9	336.4
Loss from discontinued operations, net of tax	(19.9)	(892.1)	(8,368.0)	(517.1)	(1,463.0)
Net income (loss)	199.3	(748.4)	(8,311.6)	361.8	(1,126.6)
Loss (income) attributable to noncontrolling interest	(25.2)	(0.9)	1,087.4	51.7	227.2
Net income (loss) attributable to Cliffs shareholders	174.1	(749.3)	(7,224.2)	413.5	(899.4)
Preferred stock dividends	—	(38.4)	(51.2)	(48.7)	—
Income (loss) attributable to Cliffs common shareholders	$174.1	$(787.7)	$(7,275.4)	$364.8	$(899.4)
Earnings (loss) per common share attributable to Cliffs common shareholders - basic
Continuing operations	$0.98	$0.63	$(0.14)	$5.37	$2.19
Discontinued operations	(0.10)	(5.77)	(47.38)	(2.97)	(8.51)
Earnings (loss) per common share attributable to Cliffs common shareholders - basic	$0.88	$(5.14)	$(47.52)	$2.40	$(6.32)
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted
Continuing operations	$0.97	$0.63	$(0.14)	$4.95	$2.18
Discontinued operations	(0.10)	(5.76)	(47.38)	(2.58)	(8.48)
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted	$0.87	$(5.13)	$(47.52)	$2.37	$(6.30)
Total assets	$1,923.9	$2,135.5	$3,147.2	$13,102.9	$13,549.6
Long-term debt obligations (including capital leases)	$2,213.5	$2,755.6	$2,911.5	$2,968.4	$4,081.7
Net cash provided by operating activities	$303.0	$37.9	$358.9	$1,145.9	$514.5
Net cash used in investing activities	$(57.9)	$(103.2)	$(103.6)	$(811.3)	$(961.8)
Net cash provided by (used in) financing activities	$(206.4)	$61.0	$(288.3)	$(171.9)	$(119.6)
Distributions to preferred shareholders cash dividends (f)
- Per depositary share	$—	$1.32	$1.76	$1.66	$—
- Total	$—	$38.4	$51.2	$48.7	$—
Distributions to common shareholders cash dividends (g)
- Per share	$—	$—	$0.60	$0.60	$2.16
- Total	$—	$—	$92.5	$91.9	$307.2
Repurchases of common shares	—	—	—	—	—
Common shares outstanding - basic (millions)
- Average for year	197.7	153.2	153.1	151.7	142.4
- At year-end	233.1	153.6	153.2	153.1	142.5

Iron ore production and sales statistics
(long tons in millions - U.S. Iron Ore; metric tons in millions - Asia Pacific Iron Ore)
Production tonnage - U.S. Iron Ore	23.4	26.1	29.7	27.2	29.5
- U.S. Iron Ore (Cliffs' share)	16.0	19.3	22.4	20.3	22.0
- Asia Pacific Iron Ore	11.8	11.7	11.4	11.1	11.3
Sales tonnage - U.S. Iron Ore	18.2	17.3	21.8	21.3	21.6
- Asia Pacific Iron Ore	11.6	11.6	11.5	11.0	11.7

* Management determined as of March 31, 2015, that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. The North American Coal segment continued to meet the criteria throughout 2015 until we sold our North American Coal operations during the fourth quarter of 2015. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings (the "Bloom Filing") under the CCAA with the Québec Superior Court (Commercial Division) in Montreal (the “Court”). At that time, the Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. The Bloom Filing addressed the Bloom Lake Group's immediate liquidity issues and permits the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court approved the appointment of a Monitor and certain other financial advisors. Additionally, on May 20, 2015, we announced that the Wabush Group commenced restructuring proceedings (the "Wabush Filing") with the Court under the CCAA. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. The inclusion of the Wabush Group in the existing Bloom Filing facilitated a more comprehensive restructuring and sale process of both the Bloom Lake Group and the Wabush Group which collectively included mine, port and rail assets. As part of the Wabush Filing, the Court approved the appointment of a Monitor and certain other financial advisors. The Monitor of the Wabush Group is also the Monitor of the Bloom Lake Group. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.

(a) During 2016, we recorded a net gain of $166.3 million related to debt restructuring activities that occurred throughout the year including the issuance of $218.5 million aggregate principal of 1.5 Lien Senior Notes due 2020 in exchange for $512.2 of our existing senior notes, the issuance of an aggregate of 8.2 million shares in exchange for $56.9 million aggregate principal of our existing senior notes and a loss on the full redemption of our $283.6 million outstanding 2018 senior notes at a total redemption price of $301.0 million. We also issued 44.4 million common shares in an underwritten public offering. We received net proceeds of approximately $287.6 million at a public offering price of $6.75 per common share.

(b) On January 27, 2015, we announced the Bloom Filing with the Court under the CCAA. Additionally, on May 20, 2015, we announced the Wabush Filing with the Court under the CCAA. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Consistent with our strategy to extract maximum value from our current assets, on December 22, 2015, we sold our equity interests in all the remaining North American Coal operations to Seneca. The sale included the Pinnacle mine in West Virginia and the Oak Grove mine in Alabama. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement, which extends through the year 2020. As noted above, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.

(c) During 2014, we recorded an impairment of goodwill and other long-lived assets of $73.5 million. The goodwill impairment charge of $73.5 million related to our Asia Pacific Iron Ore reporting unit. There were also other long-lived asset impairment charges of $562.0 million related to our continuing operations including the Asia Pacific Iron Ore operating segment and our Other reportable segments. The other long-lived asset impairment charges which related to our discontinued operations were $8,394.4 million related to our Wabush operation and Bloom Lake operation within our Eastern Canadian Iron Ore operating segment, and our CLCC thermal operation, Oak Grove operation and Pinnacle operation within our North American Coal operating segment, along with impairments charged to reporting units within our Other reportable segments. The impairment charges were primarily a result of changes in life-of-mine cash flows due to declining pricing for both global iron ore and low-volatile metallurgical coal, which impacts our estimate of long-term pricing, along with changes in strategic focus including exploratory phases of possible divestiture of the operations as the new CODM viewed Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys as non-core assets. The CLCC assets were sold in the fourth quarter of 2014 on December 31, 2014, resulting in a loss on sale of $419.6 million. As noted above, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.

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

(e) Upon performing our annual goodwill impairment test in the fourth quarter of 2012, goodwill impairment charges of $997.3 million and $2.7 million were recorded for our CQIM and Wabush reporting units, respectively, both within the Eastern Canadian Iron Ore operating segment. We also recorded an impairment charge of $49.9 million related to our Eastern Canadian Iron Ore operations to reduce those assets to their estimated fair value as of December 31, 2012, due to the idling of the pelletizing facility at Pointe Noire. The Eastern Canadian Iron Ore operations were included within the entities under the Bloom Filing and Wabush Filing. As noted above, financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. On July 10, 2012, we entered into a definitive share and asset sale agreement to sell our 45% economic interest in the Sonoma joint venture coal mine located in Queensland, Australia. On January 4, 2012, we entered into an agreement to sell the renewaFUEL assets to RNFL Acquisition LLC. The results of operations of the Sonoma joint venture and renewaFUEL operations are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented.

(f) On March 20, 2013, our Board of Directors declared a cash dividend of $13.6111 per Preferred Share, which is equivalent to approximately $0.34 per depositary share. The cash dividend was paid on May 1, 2013, to our Preferred Shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, September 9, 2013, and November 11, 2013, our Board of Directors declared a quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividends were paid on August 1, 2013, November 1, 2013, and February 3, 2014 to our Preferred Shareholders of record as of the close of business on July 15, 2013, October 15, 2013, and January 15, 2014, respectively. On February 11, 2014, May 13, 2014, September 8, 2014, and November 19, 2014, our Board of Directors declared a quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividends were paid on May 1, 2014, August 1, 2014, November 3, 2014, and February 2, 2015, to our Preferred Shareholders of record as of the close of business on April 15, 2014, July 15, 2014, October 15, 2014, and January 15, 2015, respectively. On March 27, 2015, July 1, 2015, and September 10, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to approximately $0.44 per depositary share. The cash dividend was paid on May 1, 2015, August 3, 2015, and November 2, 2015 to our shareholders of record as of the close of business on April 15, 2015, July 15, 2015, and October 15, 2015, respectively. On January 4, 2016, we announced that our Board of Directors determined the final quarterly dividend of our Preferred Shares would not be paid in cash, but instead, pursuant to the terms of the Preferred Shares, the conversion rate was increased such that holders of the Preferred Shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion of the Preferred Shares on February 1, 2016. The number of our common shares in the aggregate issued in lieu of the dividend was 1.3 million. This resulted in an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing 1/40th of a Preferred Share. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.

(g) On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76% to $0.15 per share. The decreased dividend of $0.15 per share was paid on March 1, 2013, June 3, 2013, September 3, 2013, and December 2, 2013 to our common shareholders of record as of the close of business on February 22, 2013, May 17, 2013, August 15, 2013, and November 22, 2013, respectively. Additionally, in 2014, the dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014, September 2, 2014 and December 1, 2014 to our common shareholders of record as of the close of business on February 21, 2014, May 23, 2014, August 15, 2014, and November 15, 2014, respectively. On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters.

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
Industry Overview
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. In 2016, the U.S. produced approximately 79 million metric tons of crude steel or about 5% of total global crude steel production. This is consistent when compared to U.S. crude steel production in 2015. U.S. total steel capacity utilization was 71% in 2016, which is an approximate 1% decrease from 2015. Additionally, in 2016, China produced approximately 808 million metric tons of crude steel, or approximately 50% of total global crude steel production. These figures represent an approximate 1% increase in Chinese crude steel production when compared to 2015. Throughout 2016, global crude steel production increased about 1% compared to 2015.
During 2016, the Platts 62% Price showed resiliency and outperformed the levels seen in 2015. We believe this is the result of improved sentiment about steel demand in China and signs of high-cost capacity closures as well as more disciplined approach to supply instituted by the major iron ore producers, most notably Rio Tinto. Furthermore, major supply additions from both Brazil and Australia anticipated to come online this year have experienced difficulties ramping up and completion dates have been further delayed. We believe the new management teams at the major iron ore producers will continue this disciplined supply approach through 2017, which could help maintain or even improve these current price levels.
The Platts 62% Price increased 52% to an average price of $70.76 per metric ton for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. In comparison, the full-year Platts 62% Price has increased 5% to an average price of $58.45 per metric ton during the year ended December 31, 2016. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because its contracts correlate heavily to the Platts 62% Price and to a lesser extent, our U.S. Iron Ore contracts.
Alongside the rally in global iron ore prices, the prices for hot-rolled coil, another important metric in our price realizations in the U.S., also improved. We believe this is the result of trade cases, which has substantially curbed the amount of unfairly traded steel imports entering the U.S. In 2017, we believe the market will remain healthy as the new U.S. administration has placed emphasis on the enforcement of unfairly traded steel as well as repairing the infrastructure in the U.S., which should support demand for domestic steel. Also, steel inventory levels remain low compared to previous years, which should help support pricing.
Our consolidated revenues for the years ended December 31, 2016 and 2015 were $2.1 billion and $2.0 billion, respectively, with net income from continuing operations per diluted share of $0.97 and $0.63, respectively. Net income from continuing operations for the years ended December 31, 2016 and December 31, 2015 were impacted positively as a result of gains on extinguishment/restructuring of debt of $166.3 million and $392.9 million, respectively. Additionally, results for the year ended December 31, 2015 were impacted negatively by income tax expense primarily due to the placement of a valuation allowance against U.S. deferred tax assets.
Strategy
We are Focused on our Core U.S. Iron Ore Business
In 2014, we established a strategy centering the Company around our U.S. Iron Ore business. We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to the largest North American steel producers. We have the unique advantage of being a low cost producer of iron ore pellets in the U.S. market with significant transportation and logistics advantages to serve the U.S. steel market effectively. Pricing structures contained in and the long-term supply provided by our existing contracts, along with our low-cost operating profile, positions U.S. Iron Ore as a strong cash flow generator in most commodity pricing environments. Since instituting our core strategy of focusing on this business, we have achieved significant accomplishments including providing volume certainty by signing a new ten-year supply agreement with our largest customer; substantially reducing operating costs by making various operational improvements; and developing alternate iron unit strategies to provide opportunities to enter into the EAF end market.

Optimized, Divested or Shutdown All Non-Core Business Segments
Given the current and projected constructive iron ore pricing market, we are focused on optimizing the remaining ore reserve base of our Asia Pacific Iron Ore business. Asia Pacific Iron Ore is a well-recognized and reliable supplier to steelmakers in Asia. We will continue to operate Asia Pacific Iron Ore with very low total capital expenditures for the remaining life of the mine.
We commenced restructuring proceedings for our Eastern Canadian Iron Ore businesses under the CCAA in the first quarter of 2015. During the second quarter of 2015, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. As of December 31, 2016, CCAA proceedings are still ongoing and the Monitor is evaluating all claims into the estate. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the estate, including, if any to Cliffs, and whether Cliffs could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group. For more information regarding the status of our divestiture of our Eastern Canadian Iron Ore business, see NOTE 14 - DISCONTINUED OPERATIONS.
On December 22, 2015, we closed the sale of our remaining North American Coal business, which included the Pinnacle mine in West Virginia and the Oak Grove mine in Alabama, to Seneca. The sale marked our exit from the coal business and represents another very important step in the implementation of our U.S. Iron Ore pellet-centric strategy. Prior to this sale, it was determined by management as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. For more information regarding the sale and the held for sale classification of our North American Coal business, see NOTE 14 - DISCONTINUED OPERATIONS.
Maintaining Discipline on Costs and Capital Spending and Improving our Financial Flexibility
We believe our ability to execute our strategy is dependent on our improving financial position, balance sheet strength and financial flexibility, which will enable us to manage through the inherent cyclical demand for our products and volatility in commodity prices. We have developed a highly disciplined financial and capital expenditure plan with a focus on improving our cost profile and increasing long-term profitability. Our streamlined organization and support functions are well aligned to best serve our strategic direction. Our capital allocation plan is focused on strengthening our core U.S. Iron Ore operations to promote greater free cash flow generation.
As the implementation of our strategy has strengthened the business, we have put additional emphasis on the continued improvement of our balance sheet via continued reduction of long-term debt. Since the 2014 initiation of our transition strategy, we have reduced the principal of our long-term debt by 21% using various liability management strategies. Given the cyclical nature of our business, we feel that further reduction of our long-term debt will put us in an optimal position to manage through any commodity environment, and we continue to seek the best opportunities to accomplish this.
Competitive Strengths
Resilient U.S. Iron Ore Operations
Our U.S. Iron Ore segment is the core focus of our business strategy. The U.S. Iron Ore segment is the primary contributor to our consolidated results, generating 74% of consolidated revenue and $359.6 million of consolidated Adjusted EBITDA for the year ended December 31, 2016. U.S. Iron Ore produces differentiated iron ore pellets that are customized for use in customers’ blast furnaces as part of the steelmaking process. The grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation. We believe our long history of supplying customized pellets to the U.S. steel producers has resulted in a co-dependent relationship between us and our customers. This technical and operational co-dependency has enabled us to claim a substantial portion of the total U.S. iron ore market. Based on Cliffs’ equity ownership in its U.S. mines, Cliffs’ share of the annual rated production capacity is 20.0 million long tons, representing 40% of total U.S. annual pellet capacity. Long-lived assets with an average mine life of approximately 30 years provide the opportunity to maintain our significant market position well into the future.
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
Competitive Asia Pacific Iron Ore Operations
Although our annual production tonnage is substantially less than our competitors in the seaborne market, the Asia Pacific Iron Ore business maintains a competitive position with the major Australian iron ore producers. We produce a product mix of approximately 50% lump ore and 50% fines, which is a significantly higher lump mix than the major producers in Australia. This lump ore typically commands a premium in the seaborne market over iron ore fines.
Further, our Asia Pacific Iron Ore segment is a cost competitive producer and requires minimal ongoing sustaining capital expenditures to continue our operations. Going forward, we will continue to operate Asia Pacific Iron Ore with a clear bias toward cash optimization.
Recent Developments
Changes to our Board of Directors
On October 27, 2016, we appointed Eric M. Rychel to our Board of Directors. Mr. Rychel is Executive Vice President, Chief Financial Officer and Treasurer of Aleris Corporation, a privately held company that is a global leader in aluminum rolled products. He joined Aleris in 2012 and presently leads the global finance activities for the organization. Mr. Rychel joined the Audit Committee of our Board. With the addition of Mr. Rychel, our Board of Directors is now comprised of ten members, of which nine are independent. In addition to Mr. Rychel's appointment to the Audit Committee, we made other changes to our Board Committee assignments. Michael Siegal, who is a current member of our Board of Directors, has been appointed to the Audit Committee. Additionally, Gabriel Stoliar has stepped down from the Audit Committee and has been appointed as a member of the Compensation Committee.
Executive Leadership Promotions
On December 14, 2016, our Board of Directors elected P. Kelly Tompkins as the Executive Vice President & Chief Operating Officer, effective January 1, 2017. Mr. Tompkins most recently was the Executive Vice President and Chief Financial Officer, a position he held since April 2015. He previously served as Executive Vice President, Business Development from October 2014 to April 2015, Executive Vice President, External Affairs and President, Global Commercial from November 2013 to October 2014, Chief Administrative Officer from July 2013 to November 2013, Executive Vice President, Legal, Government Affairs and Sustainability from May 2010 to July 2013, Chief Legal Officer from January 2011 to January 2013 and President, Cliffs China from October 2012 to November 2013. In addition, on December 14, 2016, our Board of Directors elected Timothy K. Flanagan to assume the duties of Executive Vice President, Chief Financial Officer & Treasurer , effective January 1, 2017. Mr. Flanagan has held several positions since April 2008, most recently serving as Vice President, Corporate Controller & Chief Accounting Officer since March 2012. He was Assistant Controller from February 2010 to March 2012, and Director, Internal Audit from April 2008 to February 2010.
Business Segments
The Company’s primary continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. Additionally, as a result of the CCAA filing of the Bloom Lake Group on January 27, 2015 and the Wabush Group on May 20, 2015, we no longer have a controlling interest over the Bloom Lake Group and certain other wholly-owned subsidiaries, and we no longer have a controlling interest over the Wabush Group. The Bloom Lake Group, Wabush Group and certain of each of their wholly-owned subsidiaries were previously reported as Eastern Canadian Iron Ore and Other reportable segments. As such, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries as of January 27, 2015. Additionally, as a result of the Wabush Filing on May 20, 2015, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The wholly-owned subsidiaries deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations.

Results of Operations – Consolidated
2016 Compared to 2015
The following is a summary of our consolidated results of operations for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$2,109.0	$2,013.3	$95.7
Cost of goods sold and operating expenses	(1,719.7)	(1,776.8)	57.1
Sales margin	$389.3	$236.5	$152.8
Sales margin %	18.5%	11.7%	6.8%
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2016 increased $95.7 million, or 4.8%, from 2015, which primarily was driven by higher sales volume from our U.S. Iron Ore Operations of 932 thousand long tons equating to an increase in revenue of $73.5 million and higher pricing from our Asia Pacific Iron Ore Operations for an increase of $69.2 million. The increase in volume mainly was attributable to additional nominated tons from short-term contracts. Higher pricing and revenue rates were driven by an increase in the Platts 62% Price and a hedging impact in 2015 that was not repeated in 2016, for increased revenue of $32.7 million and $29.3 million, respectively. These positive movements were partially offset from lower pricing from our U.S. Iron Ore Operations for a decrease of $62.0 million. Lower pricing primarily was driven by the negative inflation of certain price indices and the impact of net lower overall contracted pricing terms for two short-term customer contracts that were based on fixed negotiated rates compared to the prior-year period, which was based on a different method.
Refer to “Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the years ended December 31, 2016 and 2015 were $1,719.7 million and $1,776.8 million, respectively, a decrease of $57.1 million, or 3.2% year-over-year.
Cost of goods sold and operating expenses for the year ended December 31, 2016 decreased as a result of operational efficiencies and cost-cutting efforts across each of our business units, which reduced costs by $114.5 million. Additionally, lower idle costs and favorable foreign exchange rates decreased costs by $7.8 million and $5.5 million, respectively, compared to the year ended December 31, 2015. These decreases in cost were offset partially by higher iron ore sales volumes resulting in higher expense of $56.0 million compared to the year ended December 31, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(117.8)	$(110.0)	$(7.8)
Impairment of goodwill and other long-lived assets	—	(3.3)	3.3
Miscellaneous - net	(30.7)	28.1	(58.8)
	$(148.5)	$(85.2)	$(63.3)

Selling, general and administrative expenses during the year ended December 31, 2016 increased $7.8 million over 2015. The increase for the year ended December 31, 2016 compared to the prior year was driven by an increase in employment costs of $8.1 million primarily due to incentive compensation and an increase in expenses of $2.1 million related to a lease abandonment of a corporate office space. These increases were partially offset by a $3.9 million decrease in IT service costs and legal fees.
The following is a summary of Miscellaneous - net for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(16.8)	$16.3	$(33.1)
Michigan Electricity Matters accrual	(12.4)	—	(12.4)
Management and royalty fees	9.0	6.4	2.6
Empire idle costs	(8.2)	—	(8.2)
Gain (loss) on disposal of assets	(4.8)	3.4	(8.2)
Other	2.5	2.0	0.5
	$(30.7)	$28.1	$(58.8)
For the year ended December 31, 2016, there was an incrementally unfavorable impact of $33.1 million driven by the change in foreign exchange remeasurement of short-term intercompany loans that are denominated in currency that is not the functional currency of the entity that holds the loans.
Other Income (Expense)
The following is a summary of other income (expense) for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Interest expense, net	(200.5)	(228.5)	28.0
Gain on extinguishment/restructuring of debt	166.3	392.9	(226.6)
Other non-operating income (expense)	0.4	(2.6)	3.0
	$(33.8)	$161.8	$(195.6)
The gain on extinguishment/restructuring of debt for the year ended December 31, 2016 was $166.3 million, primarily related to the issuance of 1.5 Lien Notes on March 2, 2016 compared to $392.9 million related to the corporate debt restructuring that occurred during the year ended December 31, 2015.
Interest expense for the year ended December 31, 2016 was lower by $20.8 million versus the year ended December 31, 2015 as a result of the debt restructuring activities that occurred during 2016. These debt extinguishments and restructurings resulted in a net reduction of the outstanding principal balance of our senior notes. Additionally, there was a favorable impact of $5.8 million due to the reduction of equipment loan interest and capital lease interest for the year ended December 31, 2016 compared to the prior year.
Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further discussion.

Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance
Income tax benefit (expense)	$12.2	$(169.3)	$181.5
Effective tax rate	(5.9)%	54.1%	(60.0)%
A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate for the years ended December 31, 2016 and 2015 is as follows:

	(In Millions)
	2016		2015
Tax at U.S. statutory rate of 35%	$72.5	35.0%	$109.6	35.0%
Increase (decrease) due to:
Impact of tax law change	149.1	72.0	—	—
Valuation allowance build/(reversal) on tax benefits recorded in prior years	(142.6)	(68.9)	165.8	52.9
Tax uncertainties	(11.3)	(5.5)	84.1	26.9
Valuation allowance build/(reversal) in current year	93.9	45.4	(104.6)	(33.4)
Prior year adjustments in current year	(11.8)	(5.7)	5.9	1.9
Worthless stock deduction	(73.4)	(35.5)	—	—
Impact of foreign operations	(42.7)	(20.6)	(53.9)	(17.2)
Percentage depletion in excess of cost depletion	(36.1)	(17.4)	(34.9)	(11.1)
Non-taxable income related to noncontrolling interests	(8.8)	(4.2)	(3.0)	(1.0)
State taxes, net	0.4	0.2	0.2	0.1
Other items — net	(1.4)	(0.7)	0.1	—
Provision for income tax (benefit) expense and effective income tax rate including discrete items	$(12.2)	(5.9)%	$169.3	54.1%
Our tax provision for the year ended December 31, 2016 was a benefit of $12.2 million and a negative 5.9% effective tax rate compared with an expense of $169.3 million and an effective tax rate of 54.1% for the prior year. The change to an income tax benefit from the prior year expense is due to the prior year recording of valuation allowances against existing deferred tax assets, a worthless stock deduction in the current year and the settlement of unrecognized tax benefits. The impact of tax law change relates to the enacted statutory rate reduction in Luxembourg that decreased the deferred tax assets by $149.1 million and was fully offset by a decrease in valuation allowance. The impact of foreign operations relates to income in foreign jurisdictions where the statutory rates, ranging from 0% to 30%, differ from the U.S statutory rate of 35%.
See NOTE 9 - INCOME TAXES for further information.
Loss from Discontinued Operations, net of tax
Loss from Discontinued Operations, net of tax was comprised primarily of the loss on discontinued operations related to our North American Coal operating segment and our Eastern Canadian Iron Ore operations. During the year ended December 31, 2016, we recorded a loss from discontinued operations of $19.9 million, net of tax, attributable to a net loss from a change in estimate to our Loans to and accounts receivable from the Canadian Entities of $17.5 million in the Statements of Consolidated Financial Position and a net loss of $2.4 million from certain disputes related to the sale of our North American Coal segment.

As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all 2016 and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. The Loss from Discontinued Operations, net of tax related to the North American Coal operating segment was $2.4 million, $152.4 million and $1,134.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. As of December 31, 2016, the majority of assets available to the estate have been liquidated. The CCAA proceedings are still ongoing and the Monitor is evaluating all claims into the estate including our related party claims. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the estate, including, if any to Cliffs, and whether Cliffs could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. The Loss from Discontinued Operations, net of tax related to the deconsolidated Canadian Entities was $17.5 million, $739.7 million and $7,233.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
Noncontrolling Interest
Noncontrolling interest is comprised primarily of the 21% noncontrolling interest in the consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the 17.2% noncontrolling interest in the Bloom Lake operations. The net income attributable to the noncontrolling interest related to the Empire mining venture was $25.2 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million for the year ended December 31, 2015. There was no gain or loss attributable to the noncontrolling interest related to Bloom Lake for the year ended December 31, 2016.
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
Revenues from Product Sales and Services
Sales revenue for the year ended December 31, 2015 decreased $1,359.9 million, or 40.3%, from 2014. The decrease in sales revenue during 2015 compared to 2014 was primarily attributable to the decrease in market pricing for our products, including a reduction of one customer's full-year hot-rolled coil price. Together these factors negatively impacted revenues by $804.4 million for the year ended December 31, 2015.

Changes in world market pricing impacts our revenues each year. Iron ore revenues decreased $804.4 million in 2015 compared to 2014 primarily due to the decrease in the Platts 62% Price, which declined 42.6% to an average price of $56 per metric ton in 2015, and a decrease in one customer's full-year hot-rolled coil price. The decrease in our realized revenue rates during 2015 compared to 2014 was 22.7% and 46.4% for our U.S. Iron Ore and Asia Pacific Iron Ore operations, respectively. Additionally, there was a decrease in revenues period-over-period as a result of lower iron ore sales volumes of $458.1 million for the year ended December 31, 2015.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the years ended December 31, 2015 and 2014 were $1,776.8 million and $2,487.5 million, respectively, a decrease of $710.7 million, or 28.6%, year-over-year.
Cost of goods sold and operating expenses for the year ended December 31, 2015 decreased by $335.0 million as operational efficiencies and cost cutting efforts across each of our business units has reduced costs. Also, as a result of favorable foreign exchange rates in 2015 versus 2014, we realized lower costs of $94.6 million. Additionally, there was a decrease in costs period-over-period as a result of lower iron ore sales volumes of $299.1 million for the year ended December 31, 2015. These decreases in cost were partially offset by incrementally higher idle costs of $61.5 million due to the temporary idle of our United Taconite mine, which began in the first week of August 2015, the temporary idle of the Empire mine which began on June 26, 2015 and then came back on line during October 2015, and the one idled production line at our Northshore mine during all of 2015 followed by the complete temporary idle of Northshore mine in the end of November 2015.
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
Impairment of goodwill and other long-lived assets was $3.3 million and $635.5 million during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, we recorded goodwill impairment of $73.5 million related to our Asia Pacific Iron Ore reporting unit. We also recorded other long-lived asset impairment charges of $562.0 million during 2014. The charges were related to our Asia Pacific Iron Ore operating segment, along with impairments charged to reporting units within our Other reportable segments. The impairment charges were primarily a result of management determining that the carrying value of the asset groups may not be recoverable primarily due to long-term price forecasts as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62% Price, which particularly effects the Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing, were lower than prior estimates. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements.

Additionally, our CEO, Lourenco Goncalves, was newly appointed by the Board of Directors in early August 2014, and subsequently identified as the CODM in accordance with ASC 280, Segment Reporting. At that time, the new CODM viewed Asia Pacific Iron Ore as a non-core asset and evaluated the business unit for a change in strategy including possible divestiture or operational depletion of the ore reserves. These factors, among other considerations utilized in the individual impairment assessments, indicate that the carrying value of the respective asset group and Asia Pacific Iron Ore goodwill may not be recoverable.
The following is a summary of Miscellaneous - net for the year ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$16.3	$29.0	$(12.7)
Management and royalty fees	6.4	10.8	(4.4)
Gain (loss) on disposal of assets	3.4	(3.5)	6.9
Other	2.0	(1.7)	3.7
	$28.1	$34.6	$(6.5)
For the year ended December 31, 2015, there was an incrementally unfavorable impact of $12.7 million due to the change in foreign exchange remeasurement driven primarily by lower Australian bank account balances that are denominated in U.S. dollars and short-term intercompany loans that are denominated in currency that is not the functional currency of the entity that holds the loans.
Other Income (Expense)
The following is a summary of other income (expense) for the years ended December 31, 2015 and 2014:

	(In Millions)
	2015	2014	Variance Favorable/ (Unfavorable)
Interest expense, net	(228.5)	(176.7)	(51.8)
Gain on extinguishment/restructuring of debt	392.9	16.2	376.7
Other non-operating income (expense)	(2.6)	10.7	(13.3)
	$161.8	$(149.8)	$311.6
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

A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate for the years ended December 31, 2015 and 2014 is as follows:

	(In Millions)
	2015		2014
Tax at U.S. statutory rate of 35%	$109.6	35.0%	$(6.9)	35.0%
Increases/(Decreases) due to:
Non-taxable loss (income) related to noncontrolling interests	(3.0)	(1.0)	(9.4)	47.7
Impact of tax law change	—	—	13.0	(66.0)
Percentage depletion in excess of cost depletion	(34.9)	(11.1)	(87.9)	446.2
Impact of foreign operations	(53.9)	(17.2)	51.4	(260.9)
Income not subject to tax	—	—	(27.7)	140.6
Goodwill impairment	—	—	22.7	(115.2)
State taxes, net	0.2	0.1	(25.4)	128.9
Settlement of financial guaranty	—	—	(347.1)	1,761.9
Valuation allowance reversal in current year	(104.6)	(33.4)	318.3	(1,615.7)
Valuation allowance on future tax benefits recorded in prior years	165.8	52.9	15.2	(77.2)
Tax uncertainties	84.1	26.9	—	—
Prior year adjustments made in current year	5.9	1.9	(6.3)	32.1
Other items - net	0.1	—	4.1	(20.9)
Provision for income tax (benefit)/expense and effective income tax rate including discrete items	$169.3	54.1%	$(86.0)	436.5%
Our tax provision for the year ended December 31, 2015 was an expense of $169.3 million and a 54.1% effective tax rate compared with a benefit of $86.0 million and an effective tax rate of 436.5% for the prior year. The change in the income tax expense from the prior-year benefit is due primarily to placement of valuation allowances on previously recorded U.S. future tax benefits that management has determined are not recoverable. The impact of foreign operations relates to income in foreign jurisdictions where the statutory rates, ranging from 0% to 30%, differ from the U.S. statutory rate of 35%. Other items include depletion as well as the reversal of valuation allowance related to current year realization of tax benefits.
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
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
Noncontrolling Interest
Noncontrolling interest is comprised primarily of the 21% noncontrolling interest in the consolidated, but less-than-wholly owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the 17.2% noncontrolling interest in the Bloom Lake operations. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million and $1,113.3 million for the years ended December 31, 2015 and 2014, respectively. The net income attributable to the noncontrolling interest related to the Empire mining venture was $8.6 million and $26.9 million for the years ended December 31, 2015 and 2014, respectively.
Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as extinguishment/restructuring of debt, impacts of discontinued operations, foreign currency remeasurement, severance and contractor termination costs, certain supplies inventory write-offs, impairment of goodwill and other long-lived assets and other costs associated with the proxy contest and change in control. These measures allow management and investors to focus on our ability to service our debt, as well as illustrate how the business and each operating segment is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.

2016 Compared to 2015

	(In Millions)
	2016	2015

Net Income (Loss)	$199.3	$(748.4)
Less:
Interest expense, net	(200.5)	(231.4)
Income tax benefit (expense)	12.2	(163.3)
Depreciation, depletion and amortization	(115.4)	(134.0)
Total EBITDA	$503.0	$(219.7)
Less:
Gain on extinguishment of debt	$166.3	$392.9
Impact of discontinued operations	(19.9)	(892.0)
Foreign exchange remeasurement	(16.8)	16.3
Severance and contractor termination costs	(0.1)	(10.2)
Supplies inventory write-off	—	(16.3)
Impairment of goodwill and other long-lived assets	—	(3.3)
Total Adjusted EBITDA	$373.5	$292.9

EBITDA:
U.S. Iron Ore	$342.4	$317.6
Asia Pacific Iron Ore	128.3	35.3
Other (including discontinued operations)	32.3	(572.6)
Total EBITDA	$503.0	$(219.7)

Adjusted EBITDA:
U.S. Iron Ore	$359.6	$352.1
Asia Pacific Iron Ore	132.9	32.7
Other	(119.0)	(91.9)
Total Adjusted EBITDA	$373.5	$292.9
EBITDA for the year ended December 31, 2016 increased by $722.7 million on a consolidated basis from 2015. The period-over-period change primarily was driven by the impact of our discontinued operations during the year ended December 31, 2015. Adjusted EBITDA increased by $80.6 million for the year ended December 31, 2016 from the comparable period in 2015. The period-over-period change is a result of operational efficiencies and cost-cutting efforts across each of our business units. See further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during 2016.

U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the years ended December 31, 2016 and 2015:

	(In Millions)
			Changes due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$1,554.5	$1,525.4	$(62.0)	$73.5	$—	$17.6	$29.1
Cost of goods sold and operating expenses	(1,278.8)	(1,298.3)	84.7	(55.4)	7.8	(17.6)	19.5
Sales margin	$275.7	$227.1	$22.7	$18.1	$7.8	$—	$48.6

	Year Ended December 31,
Per Long Sales Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$75.71	$79.12	$(3.41)	(4.3)%
Cash cost of goods sold and operating expense rate[1,2]	55.97	60.27	(4.30)	(7.1)%
Depreciation, depletion & amortization	4.61	5.72	(1.11)	(19.4)%
Total cost of goods sold and operating expense rate	60.58	65.99	(5.41)	(8.2)%
Sales margin	$15.13	$13.13	$2.00	15.2%

Sales tons[3] (In thousands)	18,224	17,292
Production tons[3] (In thousands)
Total	23,416	26,138
Cliffs’ share of total	15,982	19,317

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $275.7 million for the year ended December 31, 2016, compared with $227.1 million for the year ended December 31, 2015. The increase compared to the prior year is attributable to an increase in revenue of $29.1 million in addition to a decrease in cost of goods sold and operating expenses of $19.5 million. Sales margin increased 15.2% to $15.13 per long ton during the year ended December 31, 2016 compared to 2015.
Revenue increased by $11.5 million, excluding the increase of $17.6 million of freight and reimbursements, from the prior year, predominantly due to:

•	Higher sales volumes of 0.9 million long tons, which resulted in increased revenues of $73.5 million due to:

◦	Additional short-term contracts in 2016 with two customers, one of which we made no sales to in 2015, providing additional sales volume of 2.4 million long tons.

◦
This increase was offset partially by a 1.3 million net reduction in long tons from the termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016, to begin in 2017, and nominations on short-term contracts made with the customer in the interim.

•
The average year-to-date realized product revenue rate declined by $3.41 per long ton or 4.3% to $75.71 per long ton in the year ended December 31, 2016, which resulted in a decrease of $62.0 million, compared to the prior-year period. The decline is a result of:

◦	Changes in customer pricing negatively affected the realized revenue rate by $2 per long ton or $32 million driven primarily by the negative inflation of certain price indices;

◦
An unfavorable variance of $30 million or $2 per long ton due to overall net lower contracted pricing terms for two short-term customer contracts that were based on fixed negotiated rates compared to the prior-year period which was based on a different method; and

◦	An unfavorable change of $17 million or $1 per long ton resulting from various price adjustments, unfavorable customer mix and net of increased service revenue.

◦
These decreases were offset partially by an increase in realized revenue rates of $1 per long ton or $17 million as a result of one major customer contract with a pricing mechanism tied to the full-year estimate of their hot-rolled coil pricing. The increase in revenue is primarily due to the hot-rolled coil estimate increasing in 2016 from the beginning of the year, compared to 2015 when the estimate was revised lower.

Cost of goods sold and operating expenses decreased $37.1 million or $2.04 per long ton, excluding the decrease of $17.6 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Lower maintenance and repair costs resulting from cost reduction initiatives and condition based monitoring and Empire's indefinite idle, which began in August 2016 of $28 million or $2 per long ton;

•	A year-over-year reduction in energy rates for natural gas and diesel, which lowered costs by $16 million or $1 per long ton and a reduction of employment costs of $12 million or $1 per long ton; and

•
Various one-time adjustments totaling $28 million or $2 per long ton impacted the year ended December 31, 2016 compared to the previous year, including a positive asset retirement obligation adjustment for a life of mine extension during 2016 of $9 million or $1 per long ton, and a supplies inventory adjustment that occurred in 2015 that was not repeated in 2016 of $15 million or $1 per long ton.

•
These decreases were offset partially by increased sales volume as discussed above that increased costs by $55 million or $3 per long ton, in addition to an unfavorable impact from LIFO liquidation of $9 million or $1 per long ton, compared to the prior-year period.

Production
Cliffs' share of production tons in its U.S. Iron Ore segment decreased by approximately 3.3 million long tons or 17.3% in 2016 when compared to 2015. The decrease in production volumes primarily is attributable to the idled mining facilities. Our United Taconite operation was idled from August 2015, until it was restarted again in August 2016. As a result, our United Taconite operation was in full production for one-third of the year versus operating at full production for two-thirds of the prior year causing a decrease in production volume of 1.5 million long tons. Secondly, our Northshore mining operations were fully idled, including all four furnaces from November 2015 until May 2016, compared to running a three furnace operation for most of 2015 until the full idle began in November 2015, reducing production by 1.0 million long tons during 2016.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2016 and 2015:

	(In Millions)
			Change due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$554.5	$487.9	$69.2	$0.7	$(0.4)	$(2.9)	$66.6
Cost of goods sold and operating expenses	(440.9)	(478.5)	29.8	(0.6)	5.5	2.9	37.6
Sales margin	$113.6	$9.4	$99.0	$0.1	$5.1	$—	$104.2

	Year Ended December 31,
Per Metric Sales Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$45.85	$39.93	$5.92	14.8%
Cash cost of goods sold and operating expense rate[1,2]	33.94	36.95	(3.01)	(8.1)%
Depreciation, depletion & amortization	2.16	2.18	(0.02)	(0.9)%
Total cost of goods sold and operating expense rate	36.10	39.13	(3.03)	(7.7)%
Sales margin	$9.75	$0.80	$8.95	1,118.8%

Sales tons[3] (In thousands)	11,642	11,627
Production tons[3] (In thousands)	11,839	11,722

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Metric tons (2,205 pounds).
Sales margin for our Asia Pacific Iron Ore segment increased to $113.6 million during the year ended December 31, 2016 compared with $9.4 million for 2015. The increase compared to the prior year primarily is attributable to higher revenue of $66.6 million and lower cost of goods sold and operating expenses of $37.6 million. Sales margin per metric ton increased 1,118.8% to $9.75 per metric ton in 2016 compared to 2015.
Revenue increased by $69.5 million during the year ended December 31, 2016 over the prior year, excluding the decrease of $2.9 million of freight and reimbursements, primarily as a result of:

•
The average year-to-date realized product revenue rate increased $5.92 per metric ton or 14.8% to $45.85 per metric ton during the year ended December 31, 2016, compared to the previous year, which resulted in an increase of $68.8 million, including the impact of foreign exchange. This increase is a result of:

◦	An increase in the Platts 62% Price positively affected the realized revenue rate by $3 per metric ton or $33 million; and

◦	A favorable variance of $3 per metric ton or $29 million due to the suspension in 2015 of the hedging program that protected against volatility in exchange rates. This did not occur in 2016.
Cost of goods sold and operating expenses decreased $34.7 million or $2.98 per metric ton, in the year ended December 31, 2016 over the prior-year period, excluding the decrease of $2.9 million of freight and reimbursements, primarily as a result of:

•	Reduced administration and employment costs of $16 million or $1 per metric ton, due to lower headcount and contractor fees;

•
A reduction in mining costs of $12 million or $1 per metric ton, due to mining efficiencies gained from our revised mine plan, including a reduction in the required mined tons to meet our desired yields;

•	Lower transportation costs of $11 million or $1 per metric ton, due to decreased hauling volumes and reduced freight costs as a result of the revised mine plan; and

•	Favorable foreign exchange rate variances of $6 million or $1 per metric ton.

•
Partially offset by increased crushing costs due to increased maintenance activities and our use of a third-party mobile crushing unit and increased royalties, which were driven by higher gross revenues, for $9 million or $1 per metric ton.

Production
Production volume at our Asia Pacific Iron Ore mining complex during the year ended December 31, 2016 remained consistent with 2015, increasing 117 thousand metric tons or 1.0%. The increase in production tons compared to the prior year is mainly attributable to increased crusher feed productivity and the use of third-party mobile crusher support.

2015 Compared to 2014

	(In Millions)
	2015	2014

Net Loss	$(748.4)	$(8,311.6)
Less:
Interest expense, net	(231.4)	(185.2)
Income tax benefit (expense)	(163.3)	1,302.0
Depreciation, depletion and amortization	(134.0)	(504.0)
EBITDA	$(219.7)	$(8,924.4)
Less:
Gain on extinguishment of debt	$392.9	$16.2
Impact of discontinued operations	(892.0)	(9,332.5)
Foreign exchange remeasurement	16.3	29.0
Severance and contractor termination costs	(10.2)	(23.3)
Supplies inventory write-off	(16.3)	—
Impairment of goodwill and other long-lived assets	(3.3)	(635.5)
Proxy contest and change in control costs in SG&A	—	(26.6)
Total Adjusted EBITDA	$292.9	$1,048.3

EBITDA:
U.S. Iron Ore	$317.6	$805.6
Asia Pacific Iron Ore	35.3	(352.9)
Other (including discontinued operations)	(572.6)	(9,377.1)
Total EBITDA	$(219.7)	$(8,924.4)

Adjusted EBITDA:
U.S. Iron Ore	$352.1	$833.5
Asia Pacific Iron Ore	32.7	252.9
Other	(91.9)	(38.1)
Total Adjusted EBITDA	$292.9	$1,048.3
EBITDA for the year ended December 31, 2015 increased by $8.7 billion on a consolidated basis from 2014. The period-over-period change was driven primarily by the items detailed above in the EBITDA calculation. Adjusted EBITDA decreased by $755.4 million for the year ended December 31, 2015 from 2014. The decrease was primarily attributable to the lower consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during 2015.

U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the years ended December 31, 2015 and 2014:

	(In Millions)
			Change due to
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/Production volume variance	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$1,525.4	$2,506.5	$(401.9)	$(465.4)	$—	$(113.8)	$(981.1)
Cost of goods sold and operating expenses	(1,298.3)	(1,796.1)	140.2	305.3	(61.5)	113.8	497.8
Sales margin	$227.1	$710.4	$(261.7)	$(160.1)	$(61.5)	$—	$(483.3)

	Year Ended December 31,
Per Long Sales Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$79.12	$102.36	$(23.24)	(22.7)%
Cash cost of goods sold and operating expense rate[1,2]	60.27	64.91	(4.64)	(7.1)%
Depreciation, depletion & amortization	5.72	4.92	0.80	16.3%
Total cost of goods sold and operating expenses rate	65.99	69.83	(3.84)	(5.5)%
Sales margin	$13.13	$32.53	$(19.40)	(59.6)%

Sales tons[3] (In thousands)	17,292	21,840
Production tons[3] (In thousands)
Total	26,138	29,733
Cliffs’ share of total	19,317	22,431

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $227.1 million for the year ended December 31, 2015, compared with the sales margin of $710.4 million for the year ended December 31, 2014. The decline compared to the prior year is attributable to a decrease in revenue of $981.1 million partially offset by a decrease in cost of goods sold and operating expenses of $497.8 million. Sales margin decreased 59.6% to $13.13 per long ton during the year ended December 31, 2015 compared to 2014.
Revenue decreased by $867.3 million, excluding the decrease of $113.8 million of freight and reimbursements, from the prior year, predominantly due to:

•
The average year-to-date realized product revenue rate declined by $23.24 per long ton or 22.7% to $79.12 per long ton in 2015, which resulted in a decrease of $401.9 million. This decline is a result of:

◦
Changes in customer pricing negatively affected the realized revenue rate by $9 per long ton driven primarily by the reduction in Platts 62% Price as well as other indices referenced in customer contracts;

◦
Realized revenue rates impacted negatively by $7 per long ton primarily as a result of one major customer contract with a pricing mechanism affected by a reduction in their full-year hot-rolled coil pricing; and

◦
Realized revenue rates impacted negatively by $5 per long ton related to one major customer contract with a reduced average selling price due to a change in the pricing mechanism as prescribed in the contract which shifted the contract from a fixed rate to a rate impacted by the Platts 62% Price, as well as other market rates plus the impact and timing of carryover tons.

•Lower sales volumes of 4,548 thousand long tons or $465.4 million due to:

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

•
Partially offset by increased idle costs of $61.5 million due to the idle of United Taconite mine which began in the first week of August 2015, the idle of the Empire mine which began on June 26, 2015 and ended in mid-October 2015, and one idled production line at our Northshore mine during all of 2015, until the complete idle of Northshore mine in the end of November 2015.

Production
Cliffs' share of production tons in its U.S. Iron Ore segment decreased by 13.9% in 2015 when compared to 2014. Empire mine had a decrease in production of 1,045 thousand long tons related to the idling of Empire that began on June 26, 2015 and ended during mid-October of 2015. United Taconite mine had a decrease in production of 1,866 thousand long tons during 2015 compared to 2014, primarily due to the idling of United Taconite mine that began the first week of August 2015. There was a decrease in production of 965 thousand long tons at the Northshore mine during 2015, as we ran a three furnace operation throughout 2015 until the complete idle of Northshore mine in the end of November 2015. This is compared to 2014 when we ran a two furnace operation at Northshore for the majority of the first quarter and then started up one idled furnace in February and the other in March.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2015 and 2014:

	(In Millions)
			Change due to
	Year Ended December 31,		Revenue and cost rate	Sales Volume	Exchange Rate	Freight and reimburse-ment	Total change
	2015	2014
Revenues from product sales and services	$487.9	$866.7	$(402.5)	$7.3	$(0.3)	$16.7	$(378.8)
Cost of goods sold and operating expenses	(478.5)	(745.0)	194.8	(6.2)	94.6	(16.7)	266.5
Sales margin	$9.4	$121.7	$(207.7)	$1.1	$94.3	$—	$(112.3)

	Year Ended December 31,
Per Metric Sales Ton Information	2015	2014	Difference	Percent change
Realized product revenue rate[1]	$39.93	$74.56	$(34.63)	(46.4)%
Cash cost of goods sold and operating expense rate[1,2]	36.95	51.36	(14.41)	(28.1)%
Depreciation, depletion & amortization	2.18	12.65	(10.47)	(82.8)%
Total cost of goods sold and operating expenses rate	39.13	64.01	(24.88)	(38.9)%
Sales margin	$0.80	$10.55	$(9.75)	(92.4)%

Sales tons[3] (In thousands)	11,627	11,531
Production tons[3] (In thousands)	11,722	11,352

1 We began selling a portion of our product on a CFR basis in 2014. As such, the information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.

[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Metric tons (2,205 pounds).
Sales margin for our Asia Pacific Iron Ore segment decreased to $9.4 million during the year ended December 31, 2015 compared with $121.7 million for 2014. Sales margin per metric ton decreased 92.4% to $0.80 per metric ton in 2015 compared to 2014 primarily as a result of decreased pricing as described below.
Revenue decreased by $395.5 million during the year ended December 31, 2015 over the prior year, excluding the increase of $16.7 million of freight and reimbursements, primarily as a result of:

•
An overall decrease to the average realized revenue rate, which resulted in a decrease of $402.5 million, primarily as a result of a decrease in the Platts 62% Price to an average of $56 per metric ton from $97 per metric ton in the prior year.

•
This decrease is partially offset by the higher sales volume of 11.6 million metric tons during the year ended December 31, 2015 compared with 11.5 million metric tons resulting in an increase of $7.3 million.

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
Production
Production at our Asia Pacific Iron Ore segment during the year ended December 31, 2015 remained consistent when compared to 2014 with a slight increase in production of 370 thousand metric tons or 3.3%. The increase in production tons compared to the prior year is mainly attributable to increased rail capacity.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation process is focused on improving the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on the preservation of liquidity in our business through the maximization of cash generation of our operations as well as reducing operating costs, limiting capital investments to those required to meet the current business plan, including regulatory and permission-to-operate related projects, and managing SG&A expenses. During the year ended December 31, 2016, we issued common shares in an underwritten public offering, which provided net proceeds of $287.4 million that we used to fully redeem our senior notes due 2018. As demonstrated in prior periods, we will continue to seek additional opportunities to reduce our debt, including, without limitation, through further repurchases or exchange of our debt securities, including in exchange for our common shares, and with the proceeds from equity issuances. Additionally, we may seek to refinance our existing debt, including refinancing our secured debt with unsecured debt. Despite the improving conditions we experienced during 2016, we believe these efforts, which have been ongoing and will continue for the foreseeable future, remain a priority.
Based on our outlook for the next 12 months, which is subject to continued changing demand from steel makers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet our anticipated capital expenditures and cash requirements to service our debt obligations. Furthermore, we maintain incremental liquidity through the cash on our balance sheet and the availability provided by our ABL Facility.
Despite the constructive market conditions that exist today, if we were to experience reduced demand from our customers and/or iron ore or steel prices deteriorate significantly, we would face pressure on our available liquidity. If this was the case, we would need to consider the sale of assets, further expense reductions and the possibility of accessing the capital markets, which could include issuing the remaining capacity under our senior secured notes. There is a possibility that these further actions would not be sufficient to maintain adequate levels of available liquidity particularly if industry conditions deteriorated severely.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during 2016 as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities increased to $303.0 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $37.9 million for 2015. The increase in operating cash flows in 2016 was primarily due to the better operating results previously discussed related to both the U.S. Iron Ore and Asia Pacific Iron Ore operating segments, and improved cash flows from working capital. The working capital improvement in 2016 versus 2015 was driven by aggressively reducing inventory levels partially offset by the prior-year income tax refund discussed below. Sales volume outpaced production volume in 2016, while in 2015, production volume was higher than sales volume.
Net cash provided by operating activities decreased to $37.9 million for the year ended December 31, 2015, compared to net cash provided by operating activities of $358.9 million for 2014. The decrease in operating cash flows in 2015 was primarily due to lower operating results as previously discussed, which was partially offset by an income tax refund of $211.4 million, mainly related to our U.S. federal income tax. Positively affecting our operating cash flows in 2015 and continuing into 2016 are the decreased costs associated with the temporary idles of United Taconite mine and Northshore mine.
During 2016, the Platts 62% Price showed resiliency and outperformed the levels seen in 2015. We believe this is the result of improved sentiment about steel demand in China and signs of high-cost capacity closures as well as more disciplined approach to supply instituted by the major iron ore producers, most notably Rio Tinto. Furthermore, major supply additions from both Brazil and Australia anticipated to come online in 2016 have experienced difficulties ramping up and completion dates have been further delayed. We believe the new management teams at the major iron ore producers will continue this disciplined supply approach through 2017, which could help maintain or even improve these current price levels.
We believe we have sufficient capital resources for the next 12 months to support our operations and other financial obligations through cash generated from operations and our financing arrangements augmented by our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at December 31, 2016 was $287.1 million, or 89% of our consolidated total cash and cash equivalents balance of $323.4 million.
Investing Activities
Net cash used in investing activities was $57.9 million for the year ended December 31, 2016, compared with $103.2 million for 2015. We had capital expenditures of $69.1 million and $80.8 million for the years ended December 31, 2016 and 2015, respectively. Offsetting our investments in property, plant and equipment, during 2016, we had cash proceeds from investing activities of $8.3 million, primarily from the collection of a debtor-in-possession credit facility (the "DIP financing").
Net cash used by investing activities was $103.2 million for the year ended December 31, 2015, compared with $103.6 million for 2014. We had capital expenditures of $80.8 million and $284.1 million for the years ended December 31, 2015 and 2014, respectively. Offsetting our investments in property, plant and equipment, during 2014, we had cash proceeds from investing activities of $155.0 million from the sale of CLCC.
We spent approximately $43 million, $81 million and $232 million globally on expenditures related to sustaining capital during 2016, 2015 and 2014, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health. Additionally, during 2016 we spent approximately $27 million on our capital project to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management, and business investment, we anticipate total cash used for capital expenditures in 2017 to be approximately $105 million, the vast majority of which relates to our U.S. Iron Ore operations. Included within this estimate, we expect to spend an additional $40 million in 2017 in order to complete the Mustang project.
Financing Activities
Net cash used in financing activities was $206.4 million for the year ended December 31, 2016, compared with net cash provided by financing activities of $61.0 million for 2015. Net cash used by financing activities included the redemption of all of our outstanding senior notes due 2018 for $305.4 million, which was offset partially by net proceeds from the issuance of common shares of $287.4 million. Additionally, we paid off the remaining balance of certain of our equipment loans, which resulted in cash outflows of $95.6 million. We made further cash outflows related to financing activities attributable to agreed-upon early distributions of partnership equity of $59.9 million during the year ended December 31, 2016 and paid the last such scheduled early distribution of partnership equity of approximately $8.7 million in January 2017. The partners are in discussion regarding distribution of the remaining assets and/or equity interest, if any, in the partnership.
Net cash provided by financing activities was $61.0 million for the year ended December 31, 2015, compared with net cash used in financing activities of $288.3 million for 2014. Net cash provided by financing activities included the issuance of First Lien Notes, which resulted in proceeds of $503.5 million that were offset partially by the repurchase of senior notes of $225.9 million and debt issuance costs of $33.6 million. Additionally, net cash used by financing activities during 2015 and 2014 included $45.4 million and $20.9 million, respectively, for the repayment of the Canadian equipment loans, and $51.2 million of preferred dividend distributions in each of those periods. On January 4, 2016, we announced that under the terms of our Preferred Shares, the final quarterly dividend would not be paid in cash. The year ended December 31, 2014 also included common dividend distributions of $92.5 million. On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters.

The following represents our future cash commitments and contractual obligations as of December 31, 2016:

	Payments Due by Period[1] (In Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$2,258.8	$—	$—	$1,960.4	$298.4
Interest on debt[2]	950.1	153.8	307.6	134.4	354.3
Operating lease obligations	21.4	6.9	8.6	5.9	—
Capital lease obligations	67.8	22.0	27.8	17.3	0.7
Guarantees and contingent liabilities	39.3	2.3	37.0	—	—
Purchase obligations:
Open purchase orders	73.4	73.4	—	—	—
Minimum "take or pay" purchase commitments[3]	524.5	98.6	159.9	149.9	116.1
Total purchase obligations	597.9	172.0	159.9	149.9	116.1
Other long-term liabilities:
Pension funding minimums	335.2	24.5	65.6	63.4	181.7
OPEB claim payments	110.3	4.1	7.9	7.6	90.7
Environmental and mine closure obligations	206.8	13.2	1.2	15.1	177.3
Personal injury	6.7	2.6	2.4	0.6	1.1
Total other long-term liabilities	659.0	44.4	77.1	86.7	450.8
Total	$4,594.3	$401.4	$618.0	$2,354.6	$1,220.3

[1] Includes our consolidated obligations.
[2] Refer to NOTE 5 - DEBT AND CREDIT FACILITIES of the Consolidated Financial Statements for additional information regarding our debt and related interest rates.
[3] Includes minimum railroad transportation obligations, minimum electric power demand charges, minimum coal, diesel and natural gas obligations and minimum port facility obligations.
The above table does not reflect $30.7 million of unrecognized tax benefits, which we have recorded for uncertain tax positions as we are unable to determine a reasonable and reliable estimate of the timing of future payments.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the Consolidated Financial Statements for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of December 31, 2016 and December 31, 2015:

	(In Millions)
	December 31, 2016	December 31, 2015
Cash and cash equivalents	$323.4	$285.2

Available borrowing base on ABL Facility[1]	333.0	366.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(106.0)	(186.8)
Borrowing capacity available	$227.0	$179.2

[1] The ABL Facility has the maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary source of external funding is our ABL Facility, which matures on March 30, 2020. We also have cash on hand, generated by the business, which totaled $323.4 million as of December 31, 2016. The combination of cash and availability under the ABL Facility gives us approximately $550.4 million in liquidity entering the first quarter of 2017, which is expected to be used to fund operations, letter of credit obligations, sustaining capital expenditures and other cash commitments for at least the next 12 months. Based on expected reductions in underlying obligations, letters of credit obligations are expected to decrease by approximately $21 million in the next 12 months.
As of December 31, 2016, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities.
Although we believe that our cash on hand and availability under our ABL Facility provide us sufficient liquidity to support our operating and investing activities, we have the capability to issue additional 1.5 Lien Notes and additional Second Lien Notes, both subject to compliance with the Fixed Charge Coverage Ratio and other applicable covenants under our ABL Facility.
Consistent with our stated strategy, we intend from time to time to seek to retire or purchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
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

Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump and iron ore fines. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and hot-rolled coil. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. The other important metric in our price realizations in the U.S. is the prices for hot-rolled coil, which can fluctuate due to similar factors.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At December 31, 2016, we had derivative assets and liabilities of $10.3 million and $0.5 million, respectively, reflected as part of our U.S. Iron Ore and Asia Pacific Iron Ore segment revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the December 31, 2016 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $8 million, respectively, for our Asia Pacific Iron Ore segment. Additionally, for our U.S. Iron Ore segment, one customer's supply agreement has a pricing mechanism based on 2017 hot rolled coil index pricing in addition to the Platts 62% Price. In this case, a $75 positive or negative change in the hot rolled coil index pricing would cause the fair value of the derivative instrument to increase or decrease by approximately $3 million, respectively, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, most of our Asia Pacific Iron Ore supply agreements are short-term in nature and therefore do not expose us to long-term risk.
Customer Supply Agreements
A certain supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds based on the customer’s average annual hot-rolled coil steel pricing at the time the product is consumed in the customer’s blast furnace. In the new contract which commences in 2017, this supplemental revenue and refund data source changes from the customer's average annual steel price to an indexed hot-rolled coil price. At December 31, 2016, we had derivative assets of $21.3 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil price related to the period in which the long tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the customer's average hot-rolled coil price realized from the December 31, 2016 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $9 million, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs, primarily in relation to our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed approximately 17.8 million MMBtu’s of natural gas at an average delivered price of $3.03 per MMBtu excluding the natural gas hedge impact or $3.04 per MMBtu net of the natural gas hedge impact during 2016. Additionally, our consolidated U.S. Iron Ore mining ventures consumed approximately 20.5 million gallons of diesel fuel at an average delivered price of $1.64 per gallon excluding the diesel fuel hedge impact or $1.61 per gallon net of the diesel fuel hedge impact during 2016. Consumption of diesel fuel by our Asia Pacific operations was approximately 9.9 million gallons at an average delivered price of $1.59 per gallon for the same period.
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

Our strategy to address increasing natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the first quarter of 2016 and was replicated for the first quarter of 2017. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. In the near term, a 10% change in natural gas and diesel fuel prices would result in a change of approximately $10.6 million in our annual fuel and energy cost based on expected consumption for 2017. However, due to our regulated electrical contracts with our suppliers, we have a reduced risk compared to market based electricity rates.
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
Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. With respect to Australia, foreign exchange currency risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian dollars.
We have not entered into any hedging programs to mitigate the risk of adverse currency fluctuations. Our last outstanding Australian foreign exchange rate contract held as a cash flow hedge matured in October 2015. We have suspended entering into new foreign exchange rate contracts through 2017 as we have waived compliance with our current derivative financial instruments and hedging activities policy through December 31, 2017. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of December 31, 2016, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
In 2017, we expect to generate $510 million of net income and $850 million of adjusted EBITDA (See Non-GAAP Reconciliation - EBITDA and Adjusted EBITDA Outlook below for reconciliation.) This expectation is based on the assumption that iron ore and steel prices will average levels consistent with the full month of January throughout 2017. In future quarters, we anticipate continuing to update 2017 net income and adjusted EBITDA guidance.
Segment Outlook
Consistent with the SEC's recent guidance on the presentation of non-GAAP financial measures, we will be taking a more robust approach to reconciling our non-GAAP measures. We will begin providing guidance for cost of goods sold and operating expense rate including freight and venture partner's cost reimbursements, which have offsetting amounts in revenue and have no impact on sales margin. In the 2017 outlook summary below, a reconciliation to cash costs of goods sold and operating expense rate is provided for our two business segments, consistent with how guidance was previously shown.

	2017 Outlook Summary
Per Sales Ton Information	U.S. Iron Ore (A)	Asia Pacific Iron Ore (B)
Cost of goods sold and operating expense rate	$70 - $75	$37 - $42
Less:
Freight and venture partner's cost reimbursements expense rate (C)	$11	$2
Depreciation, depletion & amortization rate	$4	$1
Cash cost of goods sold and operating expense rate	$55 - $60	$34 - $39

Sales volume (million tons)	19.0	11.5
Production volume (million tons)	19.0	11.5
(A) U.S. Iron Ore tons are reported in long tons of pellets.
(B) Asia Pacific Iron Ore tons are reported in metric tons of lump and fines.
(C) The freight and venture partners' cost reimbursements have offsetting amounts in revenue and have no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
As previously disclosed, for 2017, we expect full-year sales and production volumes of approximately 19 million long tons from our U.S. Iron Ore business. This compares to 18.2 million long tons of sales and 16.0 million long tons of production in 2016.
Our full-year 2017 U.S. Iron Ore cash cost of goods sold and operating expense expectation is $55 - $60 per long ton, which compares to $56 per long ton for the full-year 2016.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
Our full-year 2017 Asia Pacific Iron Ore expected sales and production volume is approximately 11.5 million tons. The product mix is expected to contain 50 percent lump ore and 50 percent fines.
Based on a full-year average exchange rate of $0.75 U.S. Dollar to Australian Dollar, our full-year 2017 cash cost of goods sold and operating expense expectation is $34 - $39 per metric ton, which compares to $34 per metric ton for the full-year 2016.
SG&A Expenses and Other Expectations
Full-year 2017 SG&A expenses are expected to be approximately $100 million, an $18 million reduction from the full-year 2016 expense. We also note that of the $100 million expectation, approximately $25 million is considered non-cash.
Our full-year 2017 interest expense is expected to be approximately $175 million, compared to $201 million recorded in 2016. Consolidated full-year 2017 depreciation, depletion and amortization is expected to be approximately $100 million.
Capital Budget Update
We expect full-year 2017 capital expenditures to be $105 million, which includes approximately $40 million related to the completion of the Mustang Project at the United Taconite mine.

Non-GAAP Reconciliation - EBITDA and Adjusted EBITDA Outlook
In addition to the consolidated financial statements presented in accordance with U.S. GAAP, we have presented EBITDA and adjusted EBITDA on both a consolidated basis and on a segment basis, which are non-GAAP financial measures that management uses in evaluating operating performance. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with U.S. GAAP. The presentation of these measures may be different from non-GAAP financial measures used by other companies. A reconciliation of these consolidated measures to their most directly comparable GAAP measures is provided in the table below.

(In Millions)
Year Ending December 31,
2017
Net Income (Loss)	$510.0
Less:
Interest expense, net	(175.0)
Income tax benefit (expense)	(65.0)
Depreciation, depletion and amortization	(100.0)
EBITDA	$850.0

Less:
Adjustments*	$—
Adjusted EBITDA	$850.0

*Adjustments to EBITDA are unpredictable by nature and thus cannot be forecasted.
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
Revenue Recognition
U.S. Iron Ore and Asia Pacific Iron Ore Provisional Pricing Arrangements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The inflation-indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we estimate the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized.
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
Throughout the year, certain of our Asia Pacific Iron Ore customers have contractual arrangements in which pricing settlements are based upon an average index price for future periods. Most of the future periods are settled within three months. To the extent the particular pricing settlement period is subsequent to the reporting period, we estimate the final pricing settlement based upon information available. Similar to U.S. Iron Ore, the estimates are then adjusted to actual when the price settlement period elapses.
Historically, provisional pricing arrangement adjustments have not been material as they have represented a minor portion of U.S. and Asia Pacific Iron Ore's respective revenues for each of the fiscal years ended December 31, 2016, 2015 and 2014.
U.S. Iron Ore Customer Supply Agreements
In addition, certain supply agreements with one U.S. Iron Ore customer include provisions for supplemental revenue or refunds based on the customer's average annual steel pricing for the year that the product is consumed in the customer's blast furnaces. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled coil at the steelmaker's facilities, and takes into consideration current market conditions and nonperformance risk. At December 31, 2016, we had a derivative asset of $21.3 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil price related to the period in which the iron ore are expected to be consumed in the customer's blast furnace at each respective steelmaking facility, subject to final pricing at a future date. This compares with a derivative asset of $5.8 million as of December 31, 2015, based upon the amount of unconsumed iron ore and the related estimated average hot-rolled coil price.
The customer's average annual price is not known at the time of sale and the actual price is received on a delayed basis at the end of the year, once the average annual price has been finalized. As a result, we estimate the average price and adjust the estimate to actual in the fourth quarter when the information is provided by the customer at the end of each year. Information used in developing the estimate includes such factors as production and preliminary pricing information from the customer, current spot prices, third-party analyst forecasts, publications and other industry information. The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available and the customer's ability to more accurately determine the average price it will realize for the year. The following represents the historical accuracy of our pricing estimates related to the derivative as well as the impact on revenue resulting from the difference between the estimated price and the actual price for each quarter during 2016, 2015 and 2014 prior to receiving final information from the customer for long tons consumed during each year:

	2016			2015			2014
	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)	Final Price	Estimated Price	Impact on Revenue (in millions)
First Quarter	$450	$426	$1.0	$487	$563	($7.1)	$654	$646	$1.1
Second Quarter	450	479	(4.9)	487	504	(2.9)	654	651	0.6
Third Quarter	450	468	(5.8)	487	489	(0.5)	654	653	(0.5)
Fourth Quarter	450	450	—	487	487	—	654	654	—

As an example, we estimate that a $75 positive or negative change in the average hot-rolled coil price realized from the December 31, 2016 estimated price recorded for the unconsumed long tons remaining at year end would cause the fair value of the derivative instrument to increase or decrease by approximately $9.0 million, respectively, thereby impacting our consolidated revenues by the same amount.
Mineral Reserves
We regularly evaluate our mineral reserves and update them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Maintenance of effective production capacity of the mineral reserve could require increases in capital and development expenditures. Generally, as mining operations progress, haul lengths and lifts increase. Alternatively, changes in economic conditions or the expected quality of mineral reserves could decrease capacity of mineral reserves. Technological progress could alleviate such factors or increase capacity of mineral reserves.
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
During the year ended December 31, 2016, there were no impairment indicators present, as a result no impairment assessments were required. During 2015, we identified factors that indicated the carrying values of certain asset groups may not be recoverable. Primary factors included the impact of estimated long-term price forecasts that were updated as part of management’s long-range planning process. Updated estimates of long-term prices for all products, specifically the Platts 62% Price, which particularly affects the Asia Pacific Iron Ore business segment because their contracts correlate heavily to world market spot pricing, were lower than prior estimates. These estimates were updated based upon current market conditions, macro-economic factors influencing the balance of supply and demand for our products and expectations for future cost and capital expenditure requirements. Although certain factors indicated that the carrying value of certain asset groups may not be recoverable during 2015, an assessment was performed and no further impairment was indicated.
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, NOTE 4 - PROPERTY, PLANT AND EQUIPMENT and NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information regarding our policy on asset impairment, detail on our remaining PP&E and mineral rights and non-recurring fair value measurements.
Investments In and Receivables From Canadian Entities

We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the underlying assets of the Canadian Entities to estimated liabilities. We estimated the fair value of major asset classes by using actual liquidation values through December 31, 2016 less estimated cost to sell. Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities, and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Canadian Entities under certain contracts. Based on our estimates, the fair value of liabilities exceeds the fair value of assets. To assess the fair value and recoverability of amounts receivable from the Canadian Entities, we estimated the fair value of the underlying net assets of the Canadian Entities available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims. Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims, and estimated payments by the Canadian Entities. Our ultimate recovery, if any, is subject to the final liquidation value of the Canadian Entities and the distribution of the net proceeds as determined by the Canadian Court and may vary significantly from our current estimates. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

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
Income Taxes
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
At December 31, 2016 and 2015, we had a valuation allowance of $3,334.8 million and $3,372.5 million, respectively, against our deferred tax assets. Our losses in certain locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain deferred tax assets. Additionally, significant Alternative Minimum Tax credits have been generated in recent years. Sufficient negative evidence suggests that the credits will not be realized in the foreseeable future, and a full valuation allowance has been recorded on the deferred tax asset. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, credits and allowances until sufficient positive evidence exists to support the realization of such assets.
Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. In the year ended December 31, 2016 Luxembourg enacted a statutory rate reduction which decreased the deferred tax assets and related valuation allowance by $149.1 million. Management is not aware of any other changes that would have a material effect on the Company's results of operations, cash flows or financial position.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various jurisdictions across our global operations.
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
Following is a summary of our U.S. defined benefit pension and OPEB funding and expense for the years 2014 through 2017:

	Pension		OPEB
	Funding	Expense	Funding	Expense
2014	$49.6	$26.2	$5.5	$(2.5)
2015	35.7	23.9	3.5	4.4
2016	1.2	16.5	1.1	(4.0)
2017 (Estimated)	24.5	18.6	4.1	(5.3)
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

As of December 31, 2016 and 2015, we used the following assumptions:

	Pension and Other Benefits
	2016	2015
U.S. plan discount rate
Iron Hourly Pension Plan	4.02%	4.27%
Salaried Pension Plan	3.92	4.12
Ore Mining Pension Plan	4.04	4.28
SERP	3.90	4.22
Hourly OPEB Plan	4.02	4.32
Salaried OPEB Plan	3.99	4.22
U.S. rate of compensation increase - Salaried	3.00	3.00
U.S. rate of compensation increase - Hourly	2.00	2.00
U.S. pension plan expected return on plan assets	8.25	8.25
U.S. OPEB plan expected return on plan assets	7.00	7.00
The decrease in the discount rates in 2016 was driven by the change in bond yields, which were down approximately 25 basis points compared to the prior year.
Additionally, on December 31, 2016, the assumed mortality improvement projection was changed from generational scale MP-2015 to generational scale MP-2016. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar and white collar adjustments made for certain hourly and salaried groups to determine the expected life of our plan participants.
Following are sensitivities of potential further changes in these key assumptions on the estimated 2017 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2016:

	Increase in Expense		Increase in Benefit Obligation
	(In Millions)		(In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate 0.25%	$1.3	$0.2	$25.0	$7.4
Decrease return on assets 1.00%	6.6	2.5	N/A	N/A
Increase medical trend rate 1.00%	N/A	2.9	N/A	23.4
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

Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•
uncertainty and weaknesses in global economic conditions, including downward pressure on prices caused by oversupply or imported products, the impact of any reduced barriers to trade, the outcomes of recently filed and forthcoming trade cases, reduced market demand and any change to the economic growth rate in China;

•
continued volatility of iron ore and steel prices and other trends, including the supply approach of the major iron ore producers, affecting our financial condition, results of operations or future prospects, specifically the impact of price-adjustment factors on our sales contracts;

•	our level of indebtedness could limit cash flow available to fund working capital, capital expenditures, acquisitions and other general corporate purposes or ongoing needs of our business;

•	availability of capital and our ability to maintain adequate liquidity;

•	our ability to successfully conclude the CCAA process in a manner that minimizes cash outflows and associated liabilities;

•	the impact of our customers reducing their steel production due to increased market share of steel produced using other methods or lighter-weight steel alternatives;

•	uncertainty relating to restructurings in the steel industry and/or affecting the steel industry;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry;

•	our ability to reach agreement with our customers regarding any modifications to sales contract provisions, renewals or new arrangements;

•	our actual levels of capital spending;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	our ability to cost-effectively achieve planned production rates or levels;

•	our ability to successfully identify and consummate any strategic investments or development projects;

•	changes in sales volume or mix;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	our ability to maintain appropriate relations with unions and employees;

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
Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long/metric ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements for the years ended December 31, 2016 and 2015.

	(In Millions)
	Year Ended December 31,			Year Ended December 31,
	2016			2015
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(1,278.8)	$(440.9)	$(1,719.7)	$(1,298.3)	$(478.5)	$(1,776.8)
Less:
Freight and reimbursements	(174.8)	(20.7)	(195.5)	(157.3)	(23.6)	(180.9)
Depreciation, depletion & amortization	(84.0)	(25.1)	(109.1)	(98.9)	(25.3)	(124.2)
Cash cost of goods sold and operating expenses	$(1,020.0)	$(395.1)	$(1,415.1)	$(1,042.1)	$(429.6)	$(1,471.7)

Below is a reconciliation in dollars of this non-GAAP measure to our consolidated financial statements for the years ended December 31, 2015 and 2014.

	(In Millions)
	Year Ended December 31,			Year Ended December 31,
	2015			2014
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Other	Total
Cost of goods sold and operating expenses	$(1,298.3)	$(478.5)	$(1,776.8)	$(1,796.1)	$(745.0)	53.6	$(2,487.5)
Less:
Freight and reimbursements	(157.3)	(23.6)	(180.9)	(271.0)	(6.9)	—	(277.9)
Depreciation, depletion & amortization	(98.9)	(25.3)	(124.2)	(107.4)	(145.9)	—	(253.3)
Elimination with discontinued operations	—	—	—	—	—	53.6	53.6
Cash cost of goods sold and operating expenses	$(1,042.1)	$(429.6)	$(1,471.7)	$(1,417.7)	$(592.2)	$—	$(2,009.9)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data
Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$323.4	$285.2
Accounts receivable, net	128.7	40.2
Inventories	178.4	329.6
Supplies and other inventories	91.4	110.4
Loans to and accounts receivables from the Canadian Entities	48.6	72.9
Insurance coverage receivable	—	93.5
Other current assets	54.1	50.9
TOTAL CURRENT ASSETS	824.6	982.7
PROPERTY, PLANT AND EQUIPMENT, NET	984.4	1,059.0
OTHER NON-CURRENT ASSETS	114.9	93.8
TOTAL ASSETS	$1,923.9	$2,135.5
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	December 31,
	2016	2015
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$107.6	$106.3
Accrued employment costs	56.1	53.0
State and local taxes payable	28.3	35.2
Accrued expenses	41.1	32.4
Accrued interest	40.2	53.3
Accrued royalties	26.2	17.3
Guarantees	0.2	96.5
Insured loss	—	93.5
Other current liabilities	91.4	94.2
TOTAL CURRENT LIABILITIES	391.1	581.7
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	245.7	209.7
Other postretirement benefits	34.8	11.3
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	280.5	221.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	193.9	231.2
LONG-TERM DEBT	2,175.1	2,699.4
OTHER LIABILITIES	213.8	213.8
TOTAL LIABILITIES	3,254.4	3,947.1
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
7% Series A Mandatory Convertible, Class A, no par value and $1,000 per share liquidation preference (See Note 15)
Issued and Outstanding - none issued (2015 - 731,223 shares)	—	731.3
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2015 - 400,000,000 shares);
Issued - 238,636,794 shares (2015 - 159,546,224 shares);
Outstanding - 233,074,091 shares (2015 - 153,591,930 shares)	29.8	19.8
Capital in excess of par value of shares	3,347.0	2,298.9
Retained deficit	(4,574.3)	(4,748.4)
Cost of 5,562,703 common shares in treasury (2015 - 5,954,294 shares)	(245.5)	(265.0)
Accumulated other comprehensive loss	(21.3)	(18.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,464.3)	(1,981.4)
NONCONTROLLING INTEREST	133.8	169.8
TOTAL DEFICIT	(1,330.5)	(1,811.6)
TOTAL LIABILITIES AND DEFICIT	$1,923.9	$2,135.5
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2016	2015	2014
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$1,913.5	$1,832.4	$3,095.2
Freight and venture partners' cost reimbursements	195.5	180.9	278.0
	2,109.0	2,013.3	3,373.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,719.7)	(1,776.8)	(2,487.5)
SALES MARGIN	389.3	236.5	885.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(117.8)	(110.0)	(154.7)
Impairment of goodwill and other long-lived assets	—	(3.3)	(635.5)
Miscellaneous - net	(30.7)	28.1	34.6
	(148.5)	(85.2)	(755.6)
OPERATING INCOME	240.8	151.3	130.1
OTHER INCOME (EXPENSE)
Interest expense, net	(200.5)	(228.5)	(176.7)
Gain on extinguishment/restructuring of debt	166.3	392.9	16.2
Other non-operating income (expense)	0.4	(2.6)	10.7
	(33.8)	161.8	(149.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	207.0	313.1	(19.7)
INCOME TAX BENEFIT (EXPENSE)	12.2	(169.3)	86.0
EQUITY LOSS FROM VENTURES, net of tax	—	(0.1)	(9.9)
INCOME FROM CONTINUING OPERATIONS	219.2	143.7	56.4
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(19.9)	(892.1)	(8,368.0)
NET INCOME (LOSS)	199.3	(748.4)	(8,311.6)
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(25.2)	(0.9)	1,087.4
(Year Ended December 31, 2016 - No loss related to Discontinued Operations, Year Ended December 31, 2015 - Loss of $7.7 million and Year Ended December 31, 2014 - Loss of $1,113.3 million related to Discontinued Operations)

NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.1	$(749.3)	$(7,224.2)
PREFERRED STOCK DIVIDENDS	—	(38.4)	(51.2)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$174.1	$(787.7)	$(7,275.4)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.98	$0.63	$(0.14)
Discontinued operations	(0.10)	(5.77)	(47.38)
	$0.88	$(5.14)	$(47.52)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.97	$0.63	$(0.14)
Discontinued operations	(0.10)	(5.76)	(47.38)
	$0.87	$(5.13)	$(47.52)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	197,659	153,230	153,098
Diluted	200,145	153,605	153,098
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2016	2015	2014
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.1	$(749.3)	$(7,224.2)
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	(19.8)	45.2	(91.0)
Unrealized net gain (loss) on marketable securities, net of tax	—	1.7	(7.2)
Unrealized net gain (loss) on foreign currency translation	18.6	155.6	(42.3)
Unrealized net gain (loss) on derivative financial instruments, net of tax	(2.6)	20.7	2.8
OTHER COMPREHENSIVE INCOME (LOSS)	(3.8)	223.2	(137.7)
OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	0.5	4.6	4.8
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$170.8	$(521.5)	$(7,357.1)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$199.3	$(748.4)	$(8,311.6)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	115.4	134.0	504.0
Impairment of goodwill and other long-lived assets	—	76.6	9,029.9
Deferred income taxes	—	159.8	(1,153.9)
Changes in deferred revenue and below-market sales contracts	(20.5)	(42.6)	(18.0)
Gain on extinguishment/restructuring of debt	(166.3)	(392.9)	(16.2)
Loss on deconsolidation, net of cash deconsolidated	17.5	668.3	—
Loss (gain) on sale of North American Coal mines	(2.1)	(9.3)	419.6
Other	32.6	113.0	(11.6)
Changes in operating assets and liabilities:
Receivables and other assets	43.2	369.1	(82.8)
Product inventories	157.8	(62.0)	37.8
Payables and accrued expenses	(73.9)	(227.7)	(38.3)
Net cash provided by operating activities	303.0	37.9	358.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(69.1)	(80.8)	(284.1)
Investments in DIP and pre-petition financing	(1.5)	(14.0)	—
Proceeds from DIP and pre-petition financing	8.3	—	—
Proceeds (uses) from sale of North American Coal mines	3.6	(15.2)	155.0
Other investing activities	0.8	6.8	25.5
Net cash used in investing activities	(57.9)	(103.2)	(103.6)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	287.4	—	—
Proceeds from first lien notes offering	—	503.5	—
Debt issuance costs	(5.2)	(33.6)	(9.0)
Borrowings under credit facilities	105.0	309.8	1,219.5
Repayment under credit facilities	(105.0)	(309.8)	(1,219.5)
Repayments of equipment loans	(95.6)	(45.4)	(20.9)
Repurchase of debt	(305.4)	(225.9)	(28.8)
Contributions (to)/by joint ventures, net	(3.2)	0.1	(25.7)
Distributions of partnership equity	(59.9)	(40.6)	—
Common stock dividends	—	—	(92.5)
Preferred stock dividends	—	(51.2)	(51.2)
Other financing activities	(24.5)	(45.9)	(60.2)
Net cash provided (used) by financing activities	(206.4)	61.0	(288.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.5)	(1.4)	(11.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38.2	(5.7)	(44.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	285.2	290.9	335.5
CASH AND CASH EQUIVALENTS AT END OF YEAR	$323.4	$285.2	$290.9
The accompanying notes are an integral part of these consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Statements of Consolidated Changes in Equity
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
			Cliffs Shareholders
	Number of Depositary Shares	Depositary Shares	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2014	29.3	$731.3	153.2	$19.8	$2,329.5	$3,407.3	$(305.5)	$(112.9)	$814.8	$6,884.3
Comprehensive income (loss)
Net loss	—	—	—	—	—	(7,224.2)	—	—	(1,087.4)	(8,311.6)
Other comprehensive loss	—	—	—	—	—	—	—	(132.9)	(4.8)	(137.7)
Total comprehensive loss									(1,092.2)	(8,449.3)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(25.5)	(25.5)
Stock and other incentive plans	—	—	—	—	(19.7)	—	19.8	—	—	0.1
Common stock dividends ($.60 per share)	—	—	—	—	—	(92.5)	—	—	—	(92.5)
Preferred Share dividends ($1.76 per depositary share)	—	—	—	—	—	(51.3)	—	—	—	(51.3)
December 31, 2014	29.3	$731.3	153.2	$19.8	$2,309.8	$(3,960.7)	$(285.7)	$(245.8)	$(303.0)	$(1,734.3)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(749.3)	—	—	0.9	(748.4)
Other comprehensive income (loss)	—	—	—	—	—	—	—	227.8	(4.6)	223.2
Total comprehensive loss									(3.7)	(525.2)
Capital contribution to noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	0.2	0.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Distributions of partnership equity	—	—	—	—	—	—	—	—	(51.7)	(51.7)
Effect of deconsolidation	—	—	—	—	—	—	—	—	528.2	528.2
Stock and other incentive plans	—	—	0.3	—	(10.9)	—	20.7	—	—	9.8
Preferred Share dividends ($1.32 per depositary share)	—	—	—	—	—	(38.4)	—	—	—	(38.4)
December 31, 2015	29.3	$731.3	153.5	$19.8	$2,298.9	$(4,748.4)	$(265.0)	$(18.0)	$169.8	$(1,811.6)
Comprehensive income (loss)
Net income	—	—	—	—	—	174.1	—	—	25.2	199.3
Other comprehensive loss	—	—	—	—	—	—	—	(3.3)	(0.5)	(3.8)
Total comprehensive income									24.7	195.5
Preferred Share conversion	(29.3)	(731.3)	26.5	3.5	727.8	—	—	—	—	—
Equity offering	—	—	44.4	5.5	281.9	—	—	—	—	287.4
Debt exchanges	—	—	8.2	1.0	44.2	—	—	—	—	45.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Distributions of partnership equity	—	—	—	—	—	—	—	—	(57.5)	(57.5)
Stock and other incentive plans	—	—	0.5	—	(5.8)	—	19.5	—	—	13.7
December 31, 2016	—	$—	233.1	$29.8	$3,347.0	$(4,574.3)	$(245.5)	$(21.3)	$133.8	$(1,330.5)
The accompanying notes are an integral part of these consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
We are a leading mining and natural resources company in the U.S. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. We also operate the Koolyanobbing iron ore mining complex in Western Australia, which provides iron ore to the seaborne market for Asian steel producers.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions related to mineral reserves future realizable cash flow; environmental, reclamation and closure obligations; valuation of long-lived assets; valuation of inventory; valuation of post-employment, post-retirement and other employee benefit liabilities; valuation of tax assets; reserves for contingencies and litigation; the fair value of derivative instruments; and the fair value of loans to and accounts receivable from Canadian entities. Actual results could differ from estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.
Basis of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations at December 31, 2016:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Indefinitely Idled
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method.
Hibbing
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of December 31, 2016 and December 31, 2015, our investment in Hibbing was $8.7 million and $2.4 million, respectively, classified in Other liabilities in the Statements of Consolidated Financial Position.
Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against Cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining ventures' production cost, reflecting the cost-based nature of our participation in unconsolidated ventures.

Noncontrolling Interests
Noncontrolling interest is primarily comprised of the 21% noncontrolling interest in the consolidated, but less-than-wholly-owned subsidiary at our Empire mining venture and through the CCAA filing on January 27, 2015, the 17.2% noncontrolling interest in the Bloom Lake operations. Financial results prior to the deconsolidation of the Bloom Lake Group and subsequent expenses directly associated with the Canadian Entities are included in our financial statements. The net loss and income attributable to the noncontrolling interest of the Empire mining venture was $25.2 million and $8.6 million for the years ended December 31, 2016 and December 31, 2015, respectively. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the year ended December 31, 2016. This compares with a net loss attributable to the noncontrolling interest related to Bloom Lake of $7.7 million for the year ended December 31, 2015. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We establish provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. We regularly review our accounts receivable balances and establish or adjust the allowance as necessary using the specific identification method. The allowance for doubtful accounts was zero and $7.1 million at December 31, 2016 and 2015, respectively. There was no bad debt expense for the years ended December 31, 2016 and 2014. There was $7.1 million bad debt expense for the year ended December 31, 2015.
Inventories
U.S. Iron Ore
U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method.
We had approximately 1.5 million long tons and 1.3 million long tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2016 and 2015, respectively. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is received. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers.
Asia Pacific Iron Ore
Asia Pacific Iron Ore product inventories are stated at the lower of cost or market. Costs of iron ore inventories are being valued on a weighted average cost basis. We maintain ownership of the inventories until title has transferred to the customer, which generally is when the product is loaded into the vessel.
Supplies and Other Inventories
Supply inventories include replacement parts, fuel, chemicals and other general supplies, which are expected to be used or consumed in normal operations. Supply inventories also include critical spares. Critical spares are replacement parts for equipment that is critical for the continued operation of the mine or processing facilities.
Supply inventories are stated at the lower of cost or market using average cost, less an allowance for obsolete and surplus items. The allowance for obsolete and surplus items was $14.0 million and $31.8 million at December 31, 2016 and 2015, respectively. The decrease in the allowance for obsolete and surplus items during the year ended December 31, 2016, was primarily a result of the disposal of Empire's supplies inventory of approximately $17.4 million that was fully reserved for as of the previous year end.

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
Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Property, Plant and Equipment
Our properties are stated at the lower of cost less accumulated depreciation or fair value. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the mine lives. The U.S. Iron Ore operations use the double-declining balance method of depreciation for certain mining equipment. The Asia Pacific Iron Ore operation uses the production output method for certain mining equipment. Depreciation is provided over the following estimated useful lives:

Asset Class	Basis	Life
Office and information technology	Straight line	3 to 15 Years
Buildings	Straight line	45 Years
Mining equipment	Straight line/Double declining balance	3 to 20 Years
Processing equipment	Straight line	10 to 45 Years
Electric power facilities	Straight line	10 to 45 years
Land improvements	Straight line	20 to 45 years
Asset retirement obligation	Straight line	Life of mine
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
Other Intangible Assets and Liabilities
Other intangible assets are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Intangible Assets	Basis	Useful Life (years)
Permits - Asia Pacific Iron Ore	Units of production	Life of mine
Permits - USIO	Straight line	Life of mine

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
During the year ended December 31, 2016, there were no impairment indicators present; as a result no impairment assessments were required. As a result of the 2015 assessments, there were no material impairment charges related to long-lived tangible or intangible assets at our continuing operations. During 2014, we recorded a long-lived tangible asset impairment charge of $537.8 million and an intangible asset impairment charge of $13.8 million in our Statements of Consolidated Operations related to our continuing operations.
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
Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2016 and 2015 include money market funds. Valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Derivative Financial Instruments
Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Such derivative financial instruments include our commodity hedge and foreign currency exchange contracts. Derivative financial instruments that are valued based upon models with significant unobservable market parameters and are normally traded less actively, are classified within Level 3 of the valuation hierarchy.
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
We recognize the funded or unfunded status of our postretirement benefit obligations on our December 31, 2016 and 2015 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations are recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are recorded as Accumulated other comprehensive loss.
The actuarial estimates of the PBO and APBO incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. The discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimates of future events by incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Statements of Consolidated Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in other assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flow. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC 410, Asset Retirement and Environmental Obligations. We perform an in-depth evaluation of the liability every three years in addition to routine annual assessments.
Future reclamation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised. See NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
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
Revenue from product sales and services also includes reimbursement for freight charges associated with domestic freight and venture partner cost reimbursements for the U.S. Iron Ore operations and freight associated with CFR based shipments paid on behalf of customers for the Asia Pacific Iron Ore operations. These are included in Freight and venture partners' cost reimbursements separate from Product revenues. Revenue is recognized for the expected reimbursement of services when the services are performed.
Deferred Revenue
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales were classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of December 31, 2016 and 2015, installment amounts received in excess of sales totaled $77.1 million and $89.9 million, respectively. As of December 31, 2016, deferred revenue of $16.4 million was recorded in Other current liabilities and $64.2 million was recorded as long-term in Other liabilities in the Statements of Consolidated Financial Position. As of December 31, 2015, deferred revenue of $12.8 million was recorded in Other current liabilities and $77.1 million was recorded as long-term in Other liabilities in the Statements of Consolidated Financial Position.
In 2016 and 2014, due to the payment terms and the timing of cash receipts near year-end, cash receipts exceeded shipments for certain customers. The shipments were completed early in the subsequent years. We considered whether revenue should be recognized on these sales under the “bill and hold” guidance provided by the SEC Staff; however, based upon the assessment performed, revenue recognition on these transactions totaling $3.4 million and $29.3 million were deferred on the Statements of Consolidated Financial Position for the years ended December 31, 2016 and 2014, respectively.

Cost of Goods Sold
Cost of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales of our mining operations. Operating expenses primarily represent the portion of the Tilden mining venture costs for which we do not own; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine. The mining venture functions as a captive cost company; it supplies product only to its owners effectively for the cost of production. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected for the noncontrolling partner participant. As we are responsible for product fulfillment, we act as a principal in the transaction and, accordingly, record revenue under these arrangements on a gross basis.
The following table is a summary of reimbursements in our U.S. Iron Ore operations for the years ended December 31, 2016, 2015 and 2014:

	(In Millions)
	Year Ended December 31,
	2016	2015	2014
Reimbursements for:
Freight	$106.8	$105.3	$163.0
Venture partners’ cost	68.0	52.0	108.0
Total reimbursements	$174.8	$157.3	$271.0
In 2014, we began selling a portion of our Asia Pacific Iron Ore product on a CFR basis. As a result, $20.7 million, $23.6 million and $6.9 million of freight was included in Cost of goods sold and operating expenses for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Upon vesting of share-based compensation awards, we issue shares from treasury shares before issuing new shares.
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
See NOTE 9 - INCOME TAXES for further information.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. The standard requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective prospectively for new disposals that occur within annual periods beginning on or after December 15, 2014. Early adoption was permitted and we adopted ASU 2014-08 during the year ended December 31, 2014.
North American Coal Operations
As we executed our strategy to focus on strengthening our U.S. Iron Ore operations, management determined as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements and continued to meet the criteria throughout 2015. In December 2015, we completed the sale of our remaining two metallurgical coal operations, Oak Grove and Pinnacle mines, which marked our exit from the coal business. Our plan to sell the Oak Grove and Pinnacle mine assets represented a strategic shift in our business. For this reason, our previously reported North American Coal operating segment results for all periods, prior to the March 31, 2015 held for sale determination, as well as costs to exit are classified as discontinued operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further discussion of our discontinued operations.
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

Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of our Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, inclusive of short-term and certain long-term intercompany loans, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Consolidated Operations. Transaction gains and losses resulting from remeasurement of intercompany loans are included in Miscellaneous - net in our Statements of Consolidated Operations.
The following represents the net gain related to impact of transaction gains and losses resulting from remeasurement for the years ended December 31, 2016, 2015 and 2014:

	(In Millions)
	2016	2015	2014
Remeasurement of intercompany loans	$(16.6)	$11.5	$19.7
Remeasurement of cash and cash equivalents	(1.0)	1.5	10.6
Other remeasurement	0.8	3.3	(1.3)
Net gain (loss) related to impact of transaction gains and losses resulting from remeasurement	(16.8)	16.3	29.0
Earnings Per Share
We present both basic and diluted earnings per share amounts for continuing operations and discontinued operations. Basic earnings per share amounts are calculated by dividing Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders less any paid or declared but unpaid dividends on our depositary shares by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share amounts are calculated by dividing Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury stock method and the number of common shares that would be issued under an assumed conversion of our outstanding depositary shares, each representing a 1/40th interest in a share of our Series A Mandatory Convertible Preferred Stock, Class A, under the if-converted method. We currently do not have any outstanding depositary shares. Historically, when we have had outstanding depositary shares, they were convertible into common shares based on the volume weighted average of closing prices of our common shares over the 20 consecutive trading day period ending on the third day immediately preceding the end of that reporting period. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 19 - EARNINGS PER SHARE for further information.
Recent Accounting Pronouncements
Issued and Adopted
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The new standard addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We have adopted the guidance for the period ended December 31, 2016 and have applied this amended accounting guidance to the Statements of Consolidated Cash Flows for all periods presented. The adoption of ASU 2016-15 did not have an impact on prior results reported in the Statements of Consolidated Cash Flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard is effective for all entities in the first annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. We have adopted the guidance for the year ended December 31, 2016. The adoption of ASU 2014-15 did not impact our disclosures in 2016.
In October 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods; however, early adoption was permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the guidance during the year ended December 31, 2015 and have applied this amended accounting guidance to our deferred tax liabilities and assets for all periods presented. The adoption of ASU 2015-17 did not have an impact on our Statements of Consolidated Operations or Statements of Consolidated Cash Flows.  The impact of the adoption of the guidance resulted in any current deferred tax assets or liabilities being reclassified to non-current deferred tax assets or liabilities on the Statements of Consolidated Financial Position.
Issued and Not Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification.  The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  The new revenue guidance also requires the capitalization of certain contract acquisition costs.  Reporting entities must prepare new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets. At issuance, ASU 2014-09 was effective starting in 2017 for calendar-year public entities, and interim periods within that year. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. During the fourth quarter of 2016, we completed the initial evaluation of the new standard and the related assessment and review of a representative sample of existing revenue contracts with our customers. We determined, on a preliminary basis, that although the timing and pattern of revenue recognition may change, the amount of revenue recognized during the year should remain substantially the same.  We anticipate utilizing the full retrospective transition method. The primary impact of the adoption on our consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.

NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment product revenues in 2016, 2015 or 2014.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as extinguishment/restructuring of debt, impacts of discontinued operations, foreign currency remeasurement, severance and contractor termination costs, certain supplies inventory write-offs, impairment of goodwill and other long-lived assets and other costs associated with the proxy contest and change in control. These measures allow management and investors to focus on our ability to service our debt, as well as illustrate how the business and each operating segment is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
The following tables present a summary of our reportable segments for the years ended December 31, 2016, 2015 and 2014, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	2016		2015		2014
Revenues from product sales and services:
U.S. Iron Ore	$1,554.5	74%	$1,525.4	76%	$2,506.5	74%
Asia Pacific Iron Ore	554.5	26%	487.9	24%	866.7	26%
Total revenues from product sales and services	$2,109.0	100%	$2,013.3	100%	$3,373.2	100%

Sales margin:
U.S. Iron Ore	$275.7		$227.1		$710.4
Asia Pacific Iron Ore	113.6		9.4		121.7
Eliminations with discontinued operations	—		—		53.6
Sales margin	389.3		236.5		885.7
Other operating expense	(148.5)		(85.2)		(755.6)
Other income (expense)	(33.8)		161.8		(149.8)
Income (loss) from continuing operations before income taxes and equity loss from ventures	$207.0		$313.1		$(19.7)

	(In Millions)
	2016	2015	2014

Net income (loss)	$199.3	$(748.4)	$(8,311.6)
Less:
Interest expense, net	(200.5)	(231.4)	(185.2)
Income tax benefit (expense)	12.2	(163.3)	1,302.0
Depreciation, depletion and amortization	(115.4)	(134.0)	(504.0)
Total EBITDA	$503.0	$(219.7)	$(8,924.4)
Less:
Gain on extinguishment/restructuring of debt	$166.3	$392.9	$16.2
Impact of discontinued operations	(19.9)	(892.0)	(9,332.5)
Foreign exchange remeasurement	(16.8)	16.3	29.0
Severance and contractor termination costs	(0.1)	(10.2)	(23.3)
Supplies inventory write-off	—	(16.3)	—
Impairment of goodwill and other long-lived assets	—	(3.3)	(635.5)
Proxy contest and change in control in SG&A	—	—	(26.6)
Total Adjusted EBITDA	$373.5	$292.9	$1,048.3

EBITDA:
U.S. Iron Ore	$342.4	$317.6	$805.6
Asia Pacific Iron Ore	128.3	35.3	(352.9)
Other (including discontinued operations)	32.3	(572.6)	(9,377.1)
Total EBITDA	$503.0	$(219.7)	$(8,924.4)

Adjusted EBITDA:
U.S. Iron Ore	$359.6	$352.1	$833.5
Asia Pacific Iron Ore	132.9	32.7	252.9
Other	(119.0)	(91.9)	(38.1)
Total Adjusted EBITDA	$373.5	$292.9	$1,048.3

	(In Millions)
	2016	2015	2014
Depreciation, depletion and amortization:
U.S. Iron Ore	$84.0	$98.9	$107.4
Asia Pacific Iron Ore	25.1	25.3	145.9
Other	6.3	6.6	7.7
Total depreciation, depletion and amortization	$115.4	$130.8	$261.0

Capital additions[1]:
U.S. Iron Ore	$62.2	$58.2	$48.4
Asia Pacific Iron Ore	0.2	5.4	10.8
Other	6.1	8.6	6.3
Total capital additions	$68.5	$72.2	$65.5

[1] Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.
A summary of assets by segment is as follows:

	(In Millions)
	December 31, 2016	December 31, 2015	December 31, 2014
Assets:
U.S. Iron Ore	$1,372.5	$1,476.4	$1,464.9
Asia Pacific Iron Ore	155.1	202.5	306.2
Total segment assets	1,527.6	1,678.9	1,771.1
Corporate	396.3	441.7	666.2
Assets of Discontinued Operations	—	14.9	709.9
Total assets	$1,923.9	$2,135.5	$3,147.2
Included in the consolidated financial statements are the following amounts relating to geographic location:

	(In Millions)
	2016	2015	2014
Revenue
United States	$1,236.2	$1,206.4	$1,923.2
China	452.5	370.8	662.7
Canada	267.1	282.4	430.5
Other countries	153.2	153.7	356.8
Total revenue	$2,109.0	$2,013.3	$3,373.2
Property, Plant and Equipment, Net
United States	$961.0	$1,012.7	$998.1
Australia	23.4	46.3	72.4
Total Property, Plant and Equipment, Net	$984.4	$1,059.0	$1,070.5
Concentrations in Revenue
In 2016, two customers individually accounted for more than 10% of our consolidated product revenue and in 2015 and 2014, three customers individually accounted for more than 10% of our consolidated product revenue. Total product revenue from these customers represents approximately $1.1 billion, $1.3 billion and $1.9 billion of our total consolidated product revenue in 2016, 2015 and 2014, respectively, and is attributable to our U.S. Iron Ore business segment.

The following table represents the percentage of our total revenue contributed by each category of products and services in 2016, 2015 and 2014:

	2016	2015	2014
Revenue category
Product	91%	91%	92%
Freight and venture partners’ cost reimbursements	9%	9%	8%
Total revenue	100%	100%	100%
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position as of December 31, 2016 and 2015:

	(In Millions)
	December 31, 2016			December 31, 2015
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$124.4	$12.6	$137.0	$252.3	$11.7	$264.0
Asia Pacific Iron Ore	23.6	17.8	41.4	20.8	44.8	65.6
Total	$148.0	$30.4	$178.4	$273.1	$56.5	$329.6
Asia Pacific Iron Ore had no long-term work-in-process stockpiles at December 31, 2016. There were $6.8 million long-term work-in-process stockpiles classified as Other non-current assets in the Statements of Consolidated Financial Position as of December 31, 2015.
U.S. Iron Ore
The excess of current cost over LIFO cost of iron ore inventories was $78.5 million and $87.8 million at December 31, 2016 and 2015, respectively. As of December 31, 2016, the product inventory balance for U.S. Iron Ore declined, resulting in the liquidation of a LIFO layer in 2016. The effect of the inventory reduction was an increase in Cost of goods sold and operating expenses of $8.8 million in the Statements of Consolidated Operations for the year ended December 31, 2016. As of December 31, 2015, the product inventory balance for U.S. Iron Ore increased, resulting in a LIFO increment in 2015. The effect of the inventory build was an increase in Inventories of $118.8 million in the Statements of Consolidated Financial Position for the year ended December 31, 2015.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of December 31, 2016 and 2015:

	(In Millions)
	December 31,
	2016	2015
Land rights and mineral rights	$500.5	$500.5
Office and information technology	65.1	71.0
Buildings	67.9	60.4
Mining equipment	592.2	594.0
Processing equipment	552.0	516.8
Electric power facilities	49.4	46.4
Land improvements	23.5	24.8
Asset retirement obligation	19.8	87.9
Other	28.1	28.2
Construction in-progress	42.8	40.3
	1,941.3	1,970.3
Allowance for depreciation and depletion	(956.9)	(911.3)
	$984.4	$1,059.0
We recorded depreciation expense of $106.8 million, $119.2 million and $173.0 million in the Statements of Consolidated Operations for the years ended December 31, 2016, 2015 and 2014, respectively.
For the year ended December 31, 2016, there were no factors present that indicated the carrying value of certain asset groups would not be recoverable; therefore, there were no impairments during 2016. Our asset groups consist of the assets and liabilities of our mines and associated reserves. The lowest level of identifiable cash flows largely are at the U.S. Iron Ore and Asia Pacific Iron Ore segment levels.
For the year ended December 31, 2015, although certain factors indicated that the carrying value of certain asset groups may not be recoverable, an assessment was performed and no further impairment was indicated.
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

The net book value of the land rights and mineral rights as of December 31, 2016 and 2015 is as follows:

	(In Millions)
	December 31,
	2016	2015
Land rights	$11.6	$11.6
Mineral rights:
Cost	$488.9	$488.9
Depletion	(112.2)	(108.4)
Net mineral rights	$376.7	$380.5
Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Cost of goods sold and operating expenses. We recorded depletion expense of $3.8 million, $7.4 million and $79.6 million in the Statements of Consolidated Operations for the years ended December 31, 2016, 2015 and 2014, respectively. As discussed above, during 2014 we performed impairment assessments with respect to certain of our long-lived assets or asset groups. As a result of these assessments, we recorded an other long-lived asset impairment charge related to mineral rights of $297.2 million associated with our Asia Pacific Iron Ore asset group.

NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of December 31, 2016 and 2015:

($ in Millions)
December 31, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(8.0)	$(25.7)	$506.3
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	65.7	284.2
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(5.8)	(85.2)	339.1
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.6)	(0.5)	224.5
$500 Million 4.80% 2020 Senior Notes	4.83%	236.8	(0.7)	(0.2)	235.9
$700 Million 4.875% 2021 Senior Notes	4.89%	309.4	(1.0)	(0.2)	308.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.9
Total debt					$2,192.6
Less current portion					17.5
Long-term debt					$2,175.1

($ in Millions)
December 31, 2015
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(10.5)	$(32.1)	$497.4
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	544.2	(9.5)	(131.5)	403.2
Unsecured Notes
$500 Million 3.95% 2018 Senior Notes	6.30%	311.2	(0.9)	(1.2)	309.1
$400 Million 5.90% 2020 Senior Notes	5.98%	290.8	(1.1)	(0.8)	288.9
$500 Million 4.80% 2020 Senior Notes	4.83%	306.7	(1.1)	(0.4)	305.2
$700 Million 4.875% 2021 Senior Notes	4.89%	412.5	(1.7)	(0.2)	410.6
$800 Million 6.25% 2040 Senior Notes	6.34%	492.8	(4.3)	(5.8)	482.7
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					2.3
Long-term debt					$2,699.4
Senior Secured Notes
Our First Lien Notes bear interest at a rate of 8.25% per annum. Interest on the First Lien Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2015. The First Lien Notes mature on March 31, 2020 and are secured senior obligations of the Company.
Our 1.5 Lien Notes bear interest at a rate of 8.00% per annum. Interest on the 1.5 Lien Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2016. The 1.5 Lien Notes mature on September 30, 2020 and are secured senior obligations of the Company.
Our Second Lien Notes bear interest at a rate of 7.75% per annum. Interest on the Second Lien Notes is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2015. The Second Lien Notes mature on March 31, 2020 and are secured senior obligations of the Company.
The First Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material U.S. subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien on substantially all of our U.S. assets, other than the ABL Collateral (the "Notes Collateral"), and (ii) a second-priority lien on the U.S. ABL Collateral (as defined below), which is junior to a first-priority lien for the benefit of the lenders under the ABL Facility. The First Lien Notes and guarantees are general senior obligations of the Company and the applicable guarantor; are effectively senior to all of our unsecured indebtedness, to the extent of the value of the collateral; together with other obligations secured equally and ratably with the First Lien Notes, are effectively (i) senior to our existing and future ABL obligations, to the extent and value of the Notes Collateral and (ii) senior to our obligations under the Second Lien Notes, to the extent and value of the collateral; are effectively subordinated to (i) our existing and future ABL obligations, to the extent and value of the ABL Collateral, and (ii) any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral, to the extent of the value of such assets; will rank equally in right of payment with all existing and future senior indebtedness, and any guarantees thereof; will rank equally in priority as to the Notes Collateral with any future debt secured equally and ratably with the First Lien Notes incurred after March 30, 2015; rank senior in right of payment to all existing and future subordinated indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the First Lien Notes. The relative priority of the liens securing our First Lien Notes obligations, 1.5 Lien Notes obligations and Second Lien Notes obligations compared to the liens securing our obligations under the ABL Facility and certain other matters relating to the administration of security interests are set forth in intercreditor agreements.
The 1.5 and Second Lien Notes have substantially similar terms to those of the First Lien Notes except with respect to their priority security interest in the collateral. The 1.5 Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material U.S. subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) on (i) a junior first-priority basis by substantially all of our U.S. assets, other than the ABL Collateral, and (ii) a junior second-priority basis by our ABL Collateral, which secures our ABL obligations on a first-priority basis, the First Lien Notes obligations on a senior second-priority basis and the Second Lien Notes obligations on a third-priority basis. The Second Lien Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material U.S. subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a second-priority lien (junior to the First Lien Notes) on substantially all of our U.S. assets, other than the ABL Collateral, and (ii) a third-priority lien (junior to the ABL Facility and the First Lien Notes) on the U.S. ABL Collateral.
The terms of the secured notes are governed by the secured notes indentures. The secured notes indentures contain customary covenants that, among other things, limit our ability to incur certain secured indebtedness, create liens on principal property and the capital stock or debt of a subsidiary that owns a principal property, use proceeds of dispositions of collateral, enter into certain sale and leaseback transactions, merge or consolidate with another company and transfer or sell all or substantially all of our assets. Upon the occurrence of a “change of control triggering event,” as defined in the secured notes indentures, we are required to offer to repurchase the secured notes at 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The secured notes indentures contain customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency and failure to pay certain judgments. An event of default under the secured notes indentures will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding applicable series of secured notes issued under the applicable indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under such series of secured notes.
The following is a summary of redemption prices for each of our secured senior notes:

	First Lien Notes		1.5 Lien Notes		Second Lien Notes
	Percent of Principal	Period	Percent of Principal	Period	Percent of Principal	Period
Early redemption[1,2]	100.00%	Prior to March 31, 2018	100.00%	Prior to September 30, 2017	100.00%	Prior to March 31, 2017
Initial redemption[1]	108.25	Beginning on March 31, 2018	104.00	Beginning on September 30, 2017	103.875	Beginning on March 31, 2017
Secondary redemption[1]	100.00	Beginning on June 30, 2019	100.00	Beginning on September 30, 2019	100.00	Beginning on March 31, 2019

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium. In addition, we may redeem in the aggregate up to 35% of the original aggregate principal amount (calculated after giving effect to any issuance of additional notes) with the net cash proceeds from certain equity offerings at a redemption price of 108.25%, 108.00% and 107.75% for the First, 1.5 and Second Lien Notes, respectively, so long as at least 65% of the original aggregate principal amount of the notes (calculated after giving effect to any issuance of additional notes) issued remain outstanding after each such redemption.

Unsecured Senior Notes
Our 3.95% senior notes were redeemed in whole on September 16, 2016 at a total redemption price of $301.0 million, which included $283.6 million outstanding aggregate principal. As a result, we recorded a $19.9 million pre-tax loss on full retirement of long-term debt in the third quarter of 2016, which consisted of debt redemption premiums of $17.4 million and expenses of $2.5 million related to the write-off of unamortized debt issuance costs, unamortized bond discount and deferred losses on interest rate swaps. The loss was recorded against the Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016.
Our 5.90% senior notes are due March 15, 2020. Interest is payable on March 15 and September 15 of each year until maturity.
Our 4.80% senior notes are due October 1, 2020. Interest is payable on April 1 and October 1 of each year until maturity.
Our 4.875% senior notes are due April 1, 2021. Interest is payable on April 1 and October 1 of each year until maturity.

Our 6.25% senior notes are due October 1, 2040. Interest is payable on April 1 and October 1 of each year until maturity.
The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.
The senior notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 50 basis points with respect to the 2018 senior notes, 35 basis points with respect to the 2020 senior notes, 25 basis points with respect to the 2021 senior notes and 40 basis points with respect to the 2040 senior notes, plus, in each case, accrued and unpaid interest to the date of redemption. However, if the 2021 senior notes are redeemed on or after the date that is three months prior to their maturity date, the 2021 senior notes will be redeemed at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the date of redemption.
In addition, if a change of control triggering event occurs with respect to the senior notes, as defined in the agreement, we will be required to offer to purchase the notes of the applicable series at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase.
The terms of the senior notes contain certain customary covenants; however, there are no financial covenants.
ABL Facility
On March 30, 2015, we entered into a new senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility will mature upon the earlier of March 30, 2020 or 60 days prior to the maturity of the First Lien Notes and certain other material debt, and provides for up to $550.0 million in borrowings, comprised of (i) a $450.0 million U.S. tranche, including a $250.0 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) a $100.0 million Australian tranche, including a $50.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. Availability under both the U.S. tranche and Australian tranche of the ABL Facility is limited to an eligible U.S. borrowing base and Australian borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly-owned U.S. and Australian subsidiaries and are required to be guaranteed by certain of our future U.S. and Australian subsidiaries; provided, however, that the obligations of any U.S. entity will not be guaranteed by any Australian entity. Amounts outstanding under the ABL Facility will be secured by (i) a first-priority security interest in the ABL Collateral, including, in the case of the Australian tranche only, ABL Collateral owned by a borrower or guarantor that is organized under the laws of Australia, and (ii) a third-priority security interest in the Notes Collateral (as defined herein). The priority of the security interests in the ABL Collateral and the Notes Collateral of the lenders under the ABL Facility and the holders of the First Lien Notes are set forth in intercreditor provisions contained in an ABL intercreditor agreement.
The ABL Collateral generally consists of the following assets: accounts receivable and other rights to payment, inventory, as-extracted collateral, investment property, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing.
Borrowings under the ABL Facility bear interest, at our option, at a base rate, an Australian base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. The base rate is equal to the greater of the federal funds rate plus ½ of 1%, the LIBOR rate based on a one-month interest period plus 1% and the floating rate announced by BAML as its “prime rate.” The Australian base rate is equal to the LIBOR rate as of 11:00 a.m. on the first business day of each month for a one-month period. The LIBOR rate is a per annum fixed rate equal to LIBOR with respect to the applicable interest period and amount of LIBOR rate loan requested.
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
As of December 31, 2016, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
As of December 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $333.0 million as a result of borrowing base limitations. As of December 31, 2016, the principal amount of letter of credit obligations totaled $106.0 million, thereby further reducing available borrowing capacity on our ABL Facility to $227.0 million.
As of December 31, 2015, no loans were drawn under the ABL Facility and we had total availability of $366.0 million as a result of borrowing base limitations. As of December 31, 2015, the principal amount of letter of credit obligations totaled $186.3 million and commodity hedge obligations totaled $0.5 million, thereby further reducing available borrowing capacity to $179.2 million.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of December 31, 2016 and December 31, 2015, these letter of credit obligations totaled $106.0 million and $186.3 million, respectively.
Debt Extinguishments/Restructurings
1.5 Lien Notes Exchange
On March 2, 2016, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to our issuance of $218.5 million aggregate principal amount of 8.00% 1.5 Lien Senior Secured Notes due 2020 (the “1.5 Lien Notes”). The 1.5 Lien Notes were issued in exchange offers for certain of our existing senior notes.
We accounted for the 1.5 Lien Notes exchange as a TDR. For an exchange classified as TDR, if the future undiscounted cash flows of the newly issued debt are less than the net carrying value of the original debt, the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount, a gain is recorded for the difference and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value.  Accordingly, we recognized a gain of $174.3 million in the Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016. As a result, our reported interest expense will be less than the contractual interest payments throughout the term of the 1.5 Lien Notes. Debt issuance costs incurred of $5.2 million related to the notes exchange were expensed and were included in the Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016. As of December 31, 2016, $17.5 million of the undiscounted interest is recorded as current and classified as Other current liabilities in the Statements of Consolidated Financial Position.

The following is a summary of the debt exchanged for our $218.5 million 1.5 Lien Notes:

($ In Millions)
	Debt Extinguished	1.5 Lien Amount Issued	Carrying Value[1]	Gain on Restructuring[2]
$544.2 Million 7.75% 2020 Second Lien Notes	$114.1	$57.0	$77.5	$6.9
$500 Million 3.95% 2018 Senior Notes	17.6	11.4	15.5	1.8
$400 Million 5.90% 2020 Senior Notes	65.1	26.0	35.4	28.3
$500 Million 4.80% 2020 Senior Notes	44.7	17.9	24.4	19.5
$700 Million 4.875% 2021 Senior Notes	76.3	30.5	41.5	33.3
$800 Million 6.25% 2040 Senior Notes	194.4	75.7	103.0	84.5
	$512.2	$218.5	$297.3	$174.3

[1] Includes undiscounted interest payments
[2] Net of amounts expensed for unamortized original issue discount and deferred origination fees

Second Lien Notes Exchange
On March 30, 2015, we also entered into an indenture among the Company, the guarantors and U.S. Bank National Association, as trustee and notes collateral agent, relating to our issuance of $544.2 million aggregate principal amount of 7.75% second lien senior secured notes due 2020 (the "Second Lien Notes"). The Second Lien Notes were issued in exchange offers for certain of our existing senior notes.
The following is a summary of the debt exchanged for our $544.2 million Second Lien Notes:

($ In Millions)
	Debt Extinguished	Second Lien Notes Amount Issued	Carrying Value[1]	Gain on Restructuring[2]
$400 Million 5.90% 2020 Senior Notes	$67.0	$57.5	$42.0	$24.5
$500 Million 4.80% 2020 Senior Notes	137.8	112.9	82.4	54.6
$700 Million 4.875% 2021 Senior Notes	208.5	170.3	124.3	83.1
$800 Million 6.25% 2040 Senior Notes	261.3	203.5	148.5	107.3
	$674.6	$544.2	$397.2	$269.5

[1] Includes unamortized discounts
[2] Net of amounts expensed for unamortized original issue discount and deferred origination fees

Debt-for-Equity Exchanges
During the year ended December 31, 2016, we entered into a series of privately negotiated exchange agreements whereby we issued an aggregate of 8.2 million common shares in exchange for $10.0 million aggregate principal amount of our 3.95% senior notes due 2018, $20.1 million aggregate principal amount of our 4.80% senior notes due 2020 and $26.8 million aggregate principal amount of our 4.875% senior notes due 2021. There were no exchanges that represented more than 1% of our outstanding common shares during any quarter. Accordingly, we recognized a gain of $11.3 million in Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016.
Other Debt Redemptions
During the year ended December 31, 2016, we purchased with cash $5.0 million of our outstanding 4.80% senior notes, which resulted in a gain on extinguishment of $0.6 million.

During the year ended December 31, 2015, we purchased with cash $168.8 million of outstanding 3.95% senior notes, $69.0 million of outstanding 4.875% senior notes, $45.9 million of outstanding 6.25% senior notes, $45.6 million of outstanding 4.80% senior notes, and $37.3 million of outstanding 5.90% senior notes, which resulted in a gain on the extinguishment of debt of $137.1 million. In addition, during 2015, we replaced the revolving credit agreement with our ABL Facility, which resulted in a loss on extinguishment of $13.7 million.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at December 31, 2016:

(In Millions)
Maturities of Debt
2017	$—
2018	—
2019	—
2020	1,651.0
2021	309.4
2022 and thereafter	298.4
Total maturities of debt	$2,258.8

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at December 31, 2016 and 2015:

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$177.0	$—	$—	$177.0
Derivative assets	—	1.5	31.6	33.1
Total	$177.0	$1.5	$31.6	$210.1
Liabilities:
Derivative liabilities	$—	$—	$0.5	$0.5
Total	$—	$—	$0.5	$0.5

	(In Millions)
	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$30.0	$—	$—	$30.0
Derivative assets	—	—	7.8	7.8
Total	$30.0	$—	$7.8	$37.8
Liabilities:
Derivative liabilities	$—	$0.6	$3.4	$4.0
Total	$—	$0.6	$3.4	$4.0

Financial assets classified in Level 1 as of December 31, 2016 and December 31, 2015, include money market funds, which are included in Cash and cash equivalents. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. At December 31, 2016 and December 31, 2015, such derivative financial instruments included our commodity hedge contracts.
The derivative financial assets classified within Level 3 at December 31, 2016 and December 31, 2015 primarily relate to a freestanding derivative instrument related to certain supply agreements with one of our U.S. Iron Ore customers. The agreements include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled coil at the steelmaker’s facilities, and takes into consideration current market conditions and nonperformance risk.
The Level 3 derivative assets and liabilities also consisted of derivatives related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers at December 31, 2016 and December 31, 2015. These provisional pricing arrangements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2016	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Provisional Pricing Arrangements	$10.3	Other current assets	Market Approach	Management's Estimate of Platts 62% Price	$80
	$0.5	Other current liabilities
Customer Supply Agreement	$21.3	Other current assets	Market Approach	Hot-Rolled Coil Estimate	$505 - $620 ($555)
The significant unobservable inputs used in the fair value measurement of the reporting entity’s provisional pricing arrangements are management’s estimates of Platts 62% Price based upon current market data, index pricing, and the customer's average annual steel pricing for hot rolled coil, each of which include forward-looking estimates determined by management. Significant increases or decreases in these inputs would result in a significantly higher or lower fair value measurement, respectively.
The significant unobservable input used in the fair value measurement of the reporting entity’s customer supply agreement is the future hot-rolled coil price that is estimated based on current market data, analysts' projections, projections provided by the customer and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2016 and 2015. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015.

	(In Millions)
	Derivative Assets (Level 3)		Derivative Liabilities (Level 3)
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Beginning balance - January 1	$7.8	$63.2	$(3.4)	$(9.5)
Total gains (losses)
Included in earnings	103.8	35.1	(14.1)	(61.0)
Settlements	(80.0)	(90.5)	17.0	67.1
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance - December 31	$31.6	$7.8	$(0.5)	$(3.4)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets still held at the reporting date	$23.7	$29.1	$(0.5)	$(3.4)
Gains and losses included in earnings are reported in Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2016 and 2015.
The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at December 31, 2016 and 2015 were as follows:

		(In Millions)
		December 31, 2016		December 31, 2015
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
Senior First Lien Notes—$540 million	Level 1	$506.3	$595.0	$497.4	$414.5
1.5 Senior Lien Notes—$218 million	Level 2	284.2	229.5	—	—
Senior Second Lien Notes—$544.2 million	Level 1	339.1	439.7	403.2	134.7
Unsecured Notes
Senior Notes—$400 million	Level 1	224.5	219.6	288.9	52.8
Senior Notes—$1.3 billion	Level 1	528.4	455.8	787.9	137.4
Senior Notes—$700 million	Level 1	308.2	283.1	410.6	69.4
Senior Notes—$500 million	Level 1	—	—	309.1	87.1
ABL Facility	Level 2	—	—	—	—
Fair Value Adjustment to Interest Rate Hedge	Level 2	1.9	1.9	2.3	2.3
Total long-term debt		$2,192.6	$2,224.6	$2,699.4	$898.2
The fair value of long-term debt was determined using quoted market prices or discounted cash flows based upon current borrowing rates.
Items Measured at Fair Value on a Non-Recurring Basis
There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at December 31, 2016 and 2015.

NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in the U.S. as part of a total compensation and benefits program. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on employees’ years of service and average earnings for a defined period prior to retirement or a minimum formula.
Approximately 80.0% of our total U.S. Iron Ore hourly workforce is represented by the USW.
We offer retiree medical coverage to hourly retirees of our USW-represented mines. The 2015 USW agreement set fixed monthly medical premiums for participants who retired prior to January 1, 2015. These fixed premiums will expire on December 31, 2018 and revert to increasing premiums based a cost-sharing formula. The agreements also provide for an OPEB cap that limits the amount of contributions that we have to make toward retiree medical insurance coverage for each retiree and spouse of a retiree per calendar year who retired on or after January 1, 2015.  The amount of the annual OPEB cap is based upon the gross plan costs we incurred in 2014. The OPEB cap applies to employees who retired on or after January 1, 2015 and does not apply to surviving spouses.
The 2015 USW agreement also eliminates retiree medical coverage for USW-represented employees hired after September 1, 2016. In lieu of retiree medical coverage, USW-represented employees hired after September 1, 2016 will receive a 401(k) contribution of $0.50 per hour worked to a restricted Retiree Health Care Account.
In addition, we currently provide various levels of retirement health care and OPEB to some full-time employees who meet certain length of service and age requirements (a portion of which is pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for major medical and prescription drug coverage. There is a cap on our cost for medical coverage under the salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65, with the retiree’s participation adjusted based on the age at which the retiree’s benefits commence. Beginning in 2015, we changed the delivery of the post-65 salaried retiree medical benefit program, including salaried retirees from our Northshore operation, from an employer sponsored plan to the combination of an employer subsidy plan and an individual supplemental Medicare insurance plan purchased through a Medicare exchange. This allows the program to take full advantage of available government subsidies and more efficient pricing in the Medicare market. For participants at our Northshore operation, the annual limit ranges from $4,020 to $4,500 for coverage prior to age 65. Covered participants pay an amount for coverage equal to the excess of (i) the average cost of coverage for all covered participants, over (ii) the participant’s individual limit, but in no event will the participant’s cost be less than 15.0% of the average cost of coverage for all covered participants. For Northshore participants, the minimum participant cost is a fixed dollar amount. We do not provide OPEB for most salaried employees hired after January 1, 1993. Retiree healthcare coverage is provided through programs administered by insurance companies whose charges are based on benefits paid.
The Pinnacle and Oak Grove mines were sold in December 2015, and the liabilities representing vested salaried pension benefits at the time of the sale remained with Cliffs. The sale triggered a curtailment event for the Salaried Pension Plan. Liabilities for other postretirement benefits were transferred as part of the sale, and associated adjustments were made to the Accumulated other comprehensive loss balances as they pertained to Pinnacle and Oak Grove participants in the Hourly OPEB plan. Accordingly, all amounts shown below include retained obligations of vested employees of the North American Coal mines.  Further, all disclosures presented include the annual expense, contributions and obligations associated with the retained vested benefits of these participants.
The following table summarizes the annual expense (income) recognized related to the retirement plans for 2016, 2015 and 2014:

	(In Millions)
	2016	2015	2014
Defined benefit pension plans	$16.5	$23.9	$26.2
Defined contribution pension plans	2.8	3.6	4.4
Other postretirement benefits	(4.0)	4.4	(2.5)
Total	$15.3	$31.9	$28.1

Obligations and Funded Status
The following tables and information provide additional disclosures for the years ending December 31, 2016 and 2015:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2016	2015	2016	2015
Benefit obligations — beginning of year	$910.8	$998.0	$266.0	$295.8
Service cost (excluding expenses)	17.6	22.7	1.7	1.9
Interest cost	30.3	37.7	9.1	11.5
Plan amendments	5.7	—	9.8	—
Actuarial (gain) loss	38.1	(67.7)	(7.2)	(27.0)
Benefits paid	(70.9)	(78.7)	(21.3)	(20.6)
Participant contributions	—	—	6.0	4.0
Federal subsidy on benefits paid	—	—	0.5	0.4
Curtailment gain	—	(1.2)	—	—
Benefit obligations — end of year	$931.6	$910.8	$264.6	$266.0

Change in plan assets:
Fair value of plan assets — beginning of year	$700.6	$749.8	$250.6	$269.3
Actual return on plan assets	54.8	(6.4)	16.0	(3.9)
Participant contributions	—	—	0.5	0.4
Employer contributions	1.2	35.7	1.7	1.3
Asset transfers	0.1	0.2	—	—
Benefits paid	(70.9)	(78.7)	(15.8)	(16.5)
Fair value of plan assets — end of year	$685.8	$700.6	$253.0	$250.6

Funded status at December 31:
Fair value of plan assets	$685.8	$700.6	$253.0	$250.6
Benefit obligations	(931.6)	(910.8)	(264.6)	(266.0)
Funded status (plan assets less benefit obligations)	$(245.8)	$(210.2)	$(11.6)	$(15.4)
Amount recognized at December 31	$(245.8)	$(210.2)	$(11.6)	$(15.4)

Amounts recognized in Statements of Financial Position:
Noncurrent assets	$—	$—	$27.3	$—
Current liabilities	(0.1)	(0.5)	(4.1)	(4.1)
Noncurrent liabilities	(245.7)	(209.7)	(34.8)	(11.3)
Total amount recognized	$(245.8)	$(210.2)	$(11.6)	$(15.4)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$315.9	$290.9	$87.0	$91.5
Prior service cost (credit)	11.0	7.5	(26.9)	(39.5)
Net amount recognized	$326.9	$298.4	$60.1	$52.0

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017:
Net actuarial loss	$21.1		$5.0
Prior service cost (credit)	2.6		(3.0)
Net amount recognized	$23.7		$2.0

	(In Millions)
	2016
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$242.9	$436.9	$6.0	$—	$685.8	$—	$253.0	$253.0
Benefit obligation	(351.9)	(565.6)	(10.0)	(4.1)	(931.6)	(37.6)	(227.0)	(264.6)
Funded status	$(109.0)	$(128.7)	$(4.0)	$(4.1)	$(245.8)	$(37.6)	$26.0	$(11.6)

	2015
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$258.3	$436.7	$5.6	$—	$700.6	$—	$250.6	$250.6
Benefit obligation	(340.0)	(558.6)	(8.6)	(3.6)	(910.8)	(38.2)	(227.8)	(266.0)
Funded status	$(81.7)	$(121.9)	$(3.0)	$(3.6)	$(210.2)	$(38.2)	$22.8	$(15.4)
The accumulated benefit obligation for all defined benefit pension plans was $922.0 million and $898.9 million at December 31, 2016 and 2015, respectively. The increase in the accumulated benefit obligation primarily is a result of a decrease in the discount rates.
Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$17.6	$22.7	$26.1	$1.7	$6.4	$1.8
Interest cost	30.3	37.7	40.3	9.1	13.4	11.9
Expected return on plan assets	(54.7)	(59.8)	(58.1)	(17.1)	(18.3)	(17.1)
Amortization:
Prior service costs (credits)	2.2	2.3	2.5	(3.7)	(3.7)	(3.6)
Net actuarial loss	21.1	20.8	14.0	6.0	6.6	4.5
Curtailments and settlements	—	0.2	1.4	—	—	—
Net periodic benefit cost (credit)	$16.5	$23.9	$26.2	$(4.0)	$4.4	$(2.5)
Curtailment effects	—	(1.2)	—	—	—	—
Current year actuarial (gain)/loss	37.8	(0.7)	109.7	(8.1)	0.2	22.2
Amortization of net loss	(21.1)	(21.0)	(15.4)	(6.0)	(6.6)	(4.5)
Current year prior service (credit) cost	5.7	—	—	9.8	—	(0.9)
Amortization of prior service (cost) credit	(2.2)	(2.3)	(2.5)	3.7	3.7	3.6
Total recognized in other comprehensive income (loss)	$20.2	$(25.2)	$91.8	$(0.6)	$(2.7)	$20.4
Total recognized in net periodic cost and other comprehensive income (loss)	$36.7	$(1.3)	$118.0	$(4.6)	$1.7	$17.9
Additional Information

	(In Millions)
	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Effect of change in mine ownership & noncontrolling interest	$14.2	$48.4	$51.2	$5.9	$5.5	$5.9
Actual return on plan assets	54.8	(6.4)	59.1	16.0	(3.9)	31.9

Assumptions
The discount rate for determining PBO is determined individually for each plan as noted in the assumption chart below. The discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 696 Aa graded bonds in the 40th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The decreases in discount rates due to market conditions resulted in increases of $22.0 million and $8.6 million for the pension and other postretirement benefit plans, respectively, to the plans PBO.
Effective January 1, 2016, we changed the approach used to calculate the service and interest components of net periodic benefit cost. Previously, we calculated the service and interest components utilizing a single weighted-average discount rate derived from the yield curve used to measure the PBO. We have elected an alternative approach that utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The change resulted in a decrease to our net periodic benefit cost of $8.2 million and $1.8 million for our pension plans and OPEB plans, respectively for the year ended December 31, 2016.

On December 31, 2016, the assumed mortality improvement projection was changed from generational scale MP-2015 to generational scale MP-2016. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar adjustments for the Iron Hourly and Hourly PRW plans, with white collar adjustments for the SERP and Salaried PRW Plan, and without collar adjustments for the Salaried and Ore Mining. The adoption of the new projection scale resulted in decreases to our PBO totaling approximately $13.1 million or 1.4% for the pension plans and $4.9 million or 1.8% for the OPEB plans.
Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2016	2015	2016		2015
Discount rate
Iron Hourly Pension Plan	4.02%	4.27%	N/A	%	N/A	%
Salaried Pension Plan	3.92	4.12	N/A		N/A
Ore Mining Pension Plan	4.04	4.28	N/A		N/A
SERP	3.90	4.22	N/A		N/A
Hourly OPEB Plan	N/A	N/A	4.02		4.32
Salaried OPEB Plan	N/A	N/A	3.99		4.22
Salaried rate of compensation increase	3.00	3.00	3.00		3.00
Hourly rate of compensation increase	2.00	2.00	N/A		N/A

Weighted-average assumptions used to determine net benefit cost for the years 2016, 2015 and 2014 were:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016		2015		2014
Obligation Discount Rate
Iron Hourly Pension Plan	4.27%	3.83%	4.57%	N/A	%	N/A	%	N/A	%
Salaried Pension Plan	4.13	3.83	4.57	N/A		N/A		N/A
Ore Mining Pension Plan	4.28	3.83	4.57	N/A		N/A		N/A
SERP	4.01	3.83	4.57	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	4.32		3.83		4.57
Salaried OPEB Plan	N/A	N/A	N/A	4.22		3.83		4.57
Service Cost Discount Rate
Iron Hourly Pension Plan	4.66	3.83	4.57	N/A		N/A		N/A
Salaried Pension Plan	4.14	3.83	4.57	N/A		N/A		N/A
Ore Mining Pension Plan	4.60	3.83	4.57	N/A		N/A		N/A
SERP	3.87	3.83	4.57	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	4.56		3.83		4.57
Salaried OPEB Plan	N/A	N/A	N/A	4.63		3.83		4.57
Interest Cost Discount Rate
Iron Hourly Pension Plan	3.46	3.83	4.57	N/A		N/A		N/A
Salaried Pension Plan	3.21	3.83	4.57	N/A		N/A		N/A
Ore Mining Pension Plan	3.48	3.83	4.57	N/A		N/A		N/A
SERP	3.30	3.83	4.57	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	3.48		3.83		4.57
Salaried OPEB Plan	N/A	N/A	N/A	3.31		3.83		4.57

Expected return on plan assets	8.25	8.25	8.25	7.00		7.00		7.00
Salaried rate of compensation increase	3.00	3.00	4.00	3.00		3.00		4.00
Hourly rate of compensation increase	2.00	2.50	3.00	N/A		N/A		N/A
Assumed health care cost trend rates at December 31 were:

	2016	2015
Health care cost trend rate assumed for next year	6.50%	6.75%
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2023	2023
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$1.3	$(1.0)
Effect on postretirement benefit obligation	23.4	(19.6)
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
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2016 and 2015, as well as the 2017 weighted average target asset allocations as of December 31, 2016. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2017 Target Allocation	Percentage of Plan Assets at December 31,		2017 Target Allocation	Percentage of Plan Assets at December 31,
		2016	2015		2016	2015
Equity securities	45.0%	43.2%	44.0%	8.0%	8.4%	8.8%
Fixed income	28.0%	26.4%	27.7%	80.1%	78.3%	78.2%
Hedge funds	5.0%	5.9%	5.8%	4.2%	4.4%	4.5%
Private equity	7.0%	5.3%	4.7%	2.6%	1.7%	2.2%
Structured credit	7.5%	9.3%	8.9%	2.1%	2.7%	2.3%
Real estate	7.5%	9.0%	8.2%	3.0%	4.4%	4.0%
Cash	—%	0.9%	0.7%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Pension
The fair values of our pension plan assets at December 31, 2016 and 2015 by asset category are as follows:

	(In Millions)
	December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$144.7	$—	$—	$144.7
U.S. small/mid-cap	39.9	—	—	39.9
International	111.8	—	—	111.8
Fixed income	157.5	23.7	—	181.2
Hedge funds	—	—	40.6	40.6
Private equity	—	—	36.1	36.1
Structured credit	—	—	63.8	63.8
Real estate	—	—	61.9	61.9
Cash	5.8	—	—	5.8
Total	$459.7	$23.7	$202.4	$685.8

	(In Millions)
	December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$150.5	$—	$—	$150.5
U.S. small/mid-cap	40.6	—	—	40.6
International	116.8	—	—	116.8
Fixed income	166.3	27.9	—	194.2
Hedge funds	—	—	40.7	40.7
Private equity	—	—	33.1	33.1
Structured credit	—	—	62.1	62.1
Real estate	—	—	57.5	57.5
Cash	5.1	—	—	5.1
Total	$479.3	$27.9	$193.4	$700.6
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
Hedge Funds
Hedge funds are alternative investments comprised of direct or indirect investment in offshore hedge funds with an investment objective to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle. The valuation techniques used to measure fair value attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Considerable judgment is required to interpret the factors used to develop estimates of fair value. Valuations of the underlying investment funds are obtained and reviewed. The securities that are valued by the funds are interests in the investment funds and not the underlying holdings of such investment funds. Thus, the inputs used to value the investments in each of the underlying funds may differ from the inputs used to value the underlying holdings of such funds. During the fourth quarter of 2016, a total redemption request for a tender of 100% of the position was executed and is to be reinvested into another fund within this asset category. The tender was effective as of December 31, 2016, with the funds targeted for distribution and reinvestment during the first quarter of 2017.
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
Investment commitments are made in private equity funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2016, remaining commitments total $37.9 million for both our pension and other benefits. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts.
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
Real Estate
The real estate portfolio for the pension plans is an alternative investment primarily comprised of two funds with strategic categories of real estate investments. All real estate holdings are appraised externally at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions of each property are reviewed quarterly by the investment advisor and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The valuation methodology utilized in determining the fair value is consistent with the best practices prevailing within the real estate appraisal and real estate investment management industries, including the Real Estate Information Standards, and standards promulgated by the National Council of Real Estate Investment Fiduciaries, the National Association of Real Estate Investment Fiduciaries, and the National Association of Real Estate Managers. In addition, the investment advisor may cause additional appraisals to be performed. Two of the funds’ fair values are updated monthly, and there is no lag in reported values. Redemption requests for these two funds are considered on a quarterly basis, subject to notice of 45 days. During the fourth quarter of 2016, a notice of full redemption request for a tender of 100% of one fund position was executed and is to be invested into the other fund. The redemption was included in the fourth quarter queue and the funds are targeted for distribution and reinvestment during the first quarter of 2017.
The real estate fund of funds investment for the Empire, Tilden, Hibbing and United Taconite VEBA plans invests in pooled investment vehicles that in turn invest in commercial real estate properties. Valuations are performed quarterly and financial statements are prepared on a semi-annual basis, with annual audited statements. Asset values for this fund are reported with a one-quarter lag and current market information is reviewed for any material changes in values at the reporting date. In most cases, values are based on valuations reported by underlying fund managers or other independent third-party sources, but the fund has discretion to use other valuation methods, subject to compliance with ERISA. Valuations are typically estimates and subject to upward or downward revision based on each underlying fund’s annual audit. Withdrawals are permitted on the last business day of each quarter subject to a 65-day prior written notice.

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2016 and 2015:

	(In Millions)
	Year Ended December 31, 2016
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2016	$40.7	$33.1	$62.1	$57.5	$193.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.1)	(2.7)	10.0	5.1	12.3
Relating to assets sold during the period	—	3.7	(0.3)	(0.1)	3.3
Purchases	—	8.0	—	—	8.0
Sales	—	(6.0)	(8.0)	(0.6)	(14.6)
Ending balance — December 31, 2016	$40.6	$36.1	$63.8	$61.9	$202.4

	(In Millions)
	Year Ended December 31, 2015
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2015	$41.5	$31.2	$65.4	$50.0	$188.1
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.8)	1.5	(3.3)	8.1	5.5
Relating to assets sold during the period	—	2.5	—	—	2.5
Purchases	—	5.7	—	—	5.7
Sales	—	(7.8)	—	(0.6)	(8.4)
Ending balance — December 31, 2015	$40.7	$33.1	$62.1	$57.5	$193.4
VEBA
Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair values of our other benefit plan assets at December 31, 2016 and 2015 by asset category are as follows:

	(In Millions)
	December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$10.6	$—	$—	$10.6
U.S. small/mid-cap	2.7	—	—	2.7
International	8.1	—	—	8.1
Fixed income	162.0	35.9	—	197.9
Hedge funds	—	—	11.2	11.2
Private equity	—	—	4.3	4.3
Structured credit	—	—	6.9	6.9
Real estate	—	—	11.1	11.1
Cash	0.2	—	—	0.2
Total	$183.6	$35.9	$33.5	$253.0

	(In Millions)
	December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$11.1	$—	$—	$11.1
U.S. small/mid-cap	2.8	—	—	2.8
International	8.2	—	—	8.2
Fixed income	158.1	37.9	—	196.0
Hedge funds	—	—	11.2	11.2
Private equity	—	—	5.5	5.5
Structured credit	—	—	5.8	5.8
Real estate	—	—	10.0	10.0
Cash	—	—	—	—
Total	$180.2	$37.9	$32.5	$250.6
Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2016 and 2015:

	(In Millions)
	Year Ended December 31, 2016
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2016	$11.2	$5.5	$5.8	$10.0	$32.5
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(0.3)	1.1	1.1	1.9
Relating to assets sold during the period	—	0.1	—	—	0.1
Purchases	—	—	—	—	—
Sales	—	(1.0)	—	—	(1.0)
Ending balance — December 31, 2016	$11.2	$4.3	$6.9	$11.1	$33.5

	(In Millions)
	Year Ended December 31, 2015
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2015	$11.5	$6.2	$6.1	$8.7	$32.5
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.3)	0.3	(0.3)	1.3	1.0
Relating to assets sold during the period	—	0.4	—	—	0.4
Purchases	—	0.1	—	—	0.1
Sales	—	(1.5)	—	—	(1.5)
Ending balance — December 31, 2015	$11.2	$5.5	$5.8	$10.0	$32.5

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

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2015	$35.7	$—	$3.5	$3.5
2016	1.2	—	1.1	1.1
2017 (Expected)[1]	24.5	—	4.1	4.1

[1] Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70% funded (all VEBA trusts are over 70% funded at December 31, 2016). Funding obligations have been suspended as Hibbing's, UTAC's, Tilden's and Empire's share of the value of their respective trust assets have reached 90% of their obligation.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
Contributions by participants to the other benefit plans were $6.0 million for the year ended December 31, 2016 and $4.0 million for the year ended December 31, 2015.
Estimated Cost for 2017
For 2017, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$18.6
Other postretirement benefits	(5.3)
Total	$13.3
Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Company Payments
2017	$77.3	$19.7	$0.6	$19.1
2018	64.8	20.0	0.7	19.3
2019	63.3	19.1	0.8	18.3
2020	63.0	18.4	0.9	17.5
2021	62.4	17.6	0.9	16.7
2022-2026	308.0	81.8	5.2	76.6

Other Potential Benefit Obligations
While the foregoing reflects our obligation, our total exposure in the event of non-performance is potentially greater. Following is a summary comparison of the total obligation:

	(In Millions)
	December 31, 2016
	Defined Benefit Pensions	Other Benefits
Fair value of plan assets	$685.8	$253.0
Benefit obligation	(931.6)	(264.6)
Underfunded status of plan	$(245.8)	$(11.6)
Additional shutdown and early retirement benefits	$22.1	$2.2
NOTE 8 - STOCK COMPENSATION PLANS
At December 31, 2016, we have outstanding awards under two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $14.2 million, $13.9 million and $21.5 million in 2016, 2015 and 2014, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. The total income tax benefit recognized in the Statements of Consolidated Operations for share-based compensation arrangements was $7.5 million for 2014. There was no income tax benefit recognized for the year ended December 31, 2016 and 2015, due to the full valuation allowance.
Employees’ Plans
The 2015 Equity Plan was approved by our Board of Directors on March 26, 2015 and by our shareholders on May 19, 2015. The 2015 Equity Plan replaced the 2012 Equity Plan. The maximum number of shares that may be issued under the 2015 Equity Plan is 12.9 million common shares. No additional grants were issued from the 2012 Amended Equity Plan after the date of approval of the 2015 Equity Plan; however, all awards previously granted under the 2012 Amended Equity Plan will continue in full force and effect in accordance with the terms of outstanding awards.
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
During the first quarter of 2015, the Compensation Committee approved grants under the 2012 Equity Plan to certain officers and employees for the 2015 to 2017 performance period. Shares granted under the awards consisted of 0.9 million performance shares, 0.9 million restricted share units and 0.4 million stock options.
On February 10, 2014, upon recommendation by the Compensation Committee, our Board of Directors approved and adopted, subject to the approval of our shareholders at the 2014 Annual Meeting, the 2012 Equity Plan. The principal reason for amending and restating the 2012 Equity Plan was to increase the number of common shares available for issuance by 5.0 million common shares. This amended plan was approved by our shareholders at the 2014 Annual Meeting held on July 29, 2014.

Subsequent to our 2014 Annual Meeting of Shareholders, where shareholders elected six new directors, our board changed substantially. Such an event constituted a change in control pursuant to our incentive equity plans and applicable award agreements. As a result, all of the outstanding and unvested equity incentives awarded to participants prior to October 2013 became vested. Accordingly, this resulted in recognizing $11.7 million of additional equity-based compensation expense in the accompanying financial statements, representing the remaining unrecognized compensation expense of the awards. For any equity grants awarded after September 2013, the vesting of all such grants was accelerated and paid in cash following each participant's qualifying termination of employment associated with the change in control and as long as the common shares were not substituted with a replacement award. This liability for additional double-trigger payments for share-based compensation in cash expired on August 6, 2016.
Performance Shares
The outstanding performance share or unit grants vest over a period of three years and are intended to be paid out in common shares or cash in certain circumstances. Performance is measured on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payouts for the outstanding performance period grants will vary from 0% to 200% of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.
Following is a summary of our performance share award agreements currently outstanding:

Performance Share Plan Year	Performance Shares Granted	Estimated Forfeitures	Expected to Vest	Grant Date	Performance Period
2015	410,105	157,979	252,126	February 9, 2015	1/1/2015 - 12/31/2017
2015	464,470	82,636	381,834	January 12, 2015	1/1/2015 - 12/31/2017
2014[1]	188,510	188,510	—	July 29, 2014	1/1/2014 - 12/31/2016
2014[1]	80,560	80,560	—	May 12, 2014	1/1/2014 - 12/31/2016
2014[1]	230,265	230,265	—	February 10, 2014	1/1/2014 - 12/31/2016

[1] The performance shares granted in 2014 will have a payout of 0% of the original grant based on the final performance evaluation versus the performance goals that were established in the grants.
Performance-Based Restricted Stock Units
For the outstanding 400,000 performance-based restricted stock units that were granted on November 17, 2014, the award may be earned and settled based upon certain VWAP performance for the Company’s common shares, (Threshold VWAP, Target VWAP, or Maximum VWAP) for any period of ninety (90) consecutive calendar days during a performance period commencing August 7, 2014 and ending December 31, 2017.
Restricted Share Units
All of the outstanding restricted share units are subject to continued employment, are retention based, and are payable in common shares or cash in certain circumstances at a time determined by the Compensation Committee at its discretion. The outstanding restricted share units that were granted in 2015, with the exception of the 2015 special retention awards that have a 27 months vesting period, have or will vest in equal thirds on each of December 31, 2016, December 31, 2017 and December 31, 2018. The outstanding restricted share units that were granted in 2016, cliff vest in three years on December 31, 2019.
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

Employee Stock Purchase Plan
On March 26, 2015, upon recommendation by the Compensation Committee, our Board of Directors approved and adopted, subject to the approval of Cliffs' shareholders at the 2015 Annual Meeting, the Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan. This plan was approved by our shareholders at the 2015 Annual Meeting held May 19, 2015. 10 million common shares have been reserved for issuance under this plan; however, as of December 31, 2016, this program has not been made active and no common shares have been purchased. We sought shareholder approval of this plan for the purpose of qualifying the reserved common shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.
Nonemployee Directors
Equity Grants
During 2016, our nonemployee directors were entitled to receive restricted share awards under the Directors’ Plan. For 2016, nonemployee directors were granted a number of restricted shares, with a value equal to $85,000, based on the closing price of our common shares on April 27, 2016, the date of the 2016 Annual Meeting, subject to any deferral election and pursuant to the terms of the Directors’ Plan and an award agreement, effective on April 27, 2016.
For the last three years, Equity Grant shares have been awarded to elected or re-elected nonemployee Directors as follows:

Year of Grant	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2014	73,635	—
2015	109,408	25,248
2016	135,038	29,583
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

Other Information
The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2016, 2015 and 2014:

	(In Millions, except per share amounts)
	2016	2015	2014
Cost of goods sold and operating expenses	$2.1	$4.0	$5.6
Selling, general and administrative expenses	12.1	9.9	15.9
Reduction of operating income from continuing operations before income taxes and equity loss from ventures	14.2	13.9	21.5
Income tax benefit[1]	—	—	(7.5)
Reduction of net income attributable to Cliffs shareholders	$14.2	$13.9	$14.0
Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.07	$0.09	$0.09
Diluted	$0.07	$0.09	$0.09

1 No income tax benefit for the year ended December 31, 2016 and December 31, 2015, due to the full valuation allowance.
Determination of Fair Value
Performance Shares
The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historical and projected stock prices was developed for both the Company and our predetermined peer group of mining and metals companies. The fair value assumes that performance goals will be achieved.
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
No performance shares were granted in 2016, therefore no fair value analysis was required.
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
No stock options were granted in 2016, therefore no fair value analysis was required.
Restricted Share Units
The fair value of the restricted share units is determined based on the closing price of our common shares on the grant date.

Stock option, restricted share awards and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2016	2015	2014
	Shares	Shares	Shares
Stock options:
Outstanding at beginning of year	607,489	250,000	—
Granted during the year	—	412,710	250,000
Forfeited/canceled	(7,619)	(55,221)	—
Outstanding at end of year	599,870	607,489	250,000
Restricted awards:
Outstanding and restricted at beginning of year	2,338,070	523,176	586,084
Granted during the year	3,571,337	2,482,415	531,030
Vested	(271,988)	(477,157)	(423,822)
Forfeited/canceled	(175,636)	(190,364)	(170,116)
Outstanding and restricted at end of year	5,461,783	2,338,070	523,176
Performance shares:
Outstanding at beginning of year	1,496,489	1,072,376	1,040,453
Granted during the year	—	874,575	1,233,685
Issued[1]	(59,260)	(242,920)	(796,624)
Forfeited/canceled	(68,760)	(207,542)	(405,138)
Outstanding at end of year	1,368,469	1,496,489	1,072,376
Vested or expected to vest as of December 31, 2016	6,716,979
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	—	—	7,329
Granted during the year	—	—	2,281
Vested	—	—	(9,610)
Outstanding at end of year	—	—	—
Reserved for future grants or awards at end of year:
Employee plans	6,514,038
Directors’ plans	676,678
Total	7,190,716

[1] The performance shares granted in 2014 will have a payout of 0% of the original grant based on the final performance evaluation versus the performance goals that were established in the grants. These shares are not included in this number because they expire and will be ultimately forfeited in February 2017. For the year ended December 31, 2015, the shares vesting due to the change in control were paid out in cash, at target, and valued as of the respective participants' termination dates. For the year ended December 31, 2014, the shares vesting on December 31, 2013 were valued as of February 10, 2014, and the shares vesting due to the change in a majority of our Board of Directors that triggered the acceleration of vesting and payout of outstanding equity grants under our equity plans on August 6, 2014 were paid out in cash, at target, and valued as of that date.

A summary of our outstanding share-based awards as of December 31, 2016 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	4,442,048	$8.93
Granted	3,571,337	$1.93
Vested	(331,248)	$11.25
Forfeited/expired	(252,015)	$5.90
Outstanding, end of year	7,430,122	$5.55
A summary of our stock option grants vested or expected to vest as of December 31, 2016 is shown below:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Expected to vest	417,914	$8.88	$239,640	7.43
Exercisable	166,667	$13.83	$—	4.88
The total compensation cost related to outstanding awards not yet recognized is $14.7 million at December 31, 2016. The weighted average remaining period for the awards outstanding at December 31, 2016 is approximately 1.8 years.
NOTE 9 - INCOME TAXES
Income (Loss) from Continuing Operations Before Income Taxes and Equity Loss from Ventures includes the following components:

	(In Millions)
	2016	2015	2014
United States	$124.9	$314.2	$(447.5)
Foreign	82.1	(1.1)	427.8
	$207.0	$313.1	$(19.7)
The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2016	2015	2014
Current provision (benefit):
United States federal	$(11.1)	$8.2	$(125.2)
United States state & local	(0.5)	0.3	(0.6)
Foreign	(0.1)	0.9	11.7
	(11.7)	9.4	(114.1)
Deferred provision (benefit):
United States federal	(0.5)	165.8	20.4
United States state & local	—	—	(24.9)
Foreign	—	(5.9)	32.6
	(0.5)	159.9	28.1
Total provision (benefit) on income (loss) from continuing operations	$(12.2)	$169.3	$(86.0)

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2016		2015		2014
Tax at U.S. statutory rate of 35%	$72.5	35.0%	$109.6	35.0%	$(6.9)	35.0%
Increase (decrease) due to:
Impact of tax law change	149.1	72.0	—	—	13.0	(66.0)
Valuation allowance build/(reversal) on tax benefits recorded in prior years	(142.6)	(68.9)	165.8	52.9	15.2	(77.2)
Tax uncertainties	(11.3)	(5.5)	84.1	26.9	—	—
Valuation allowance build/(reversal) in current year	93.9	45.4	(104.6)	(33.4)	318.3	(1,615.7)
Prior year adjustments in current year	(11.8)	(5.7)	5.9	1.9	(6.3)	32.1
Worthless stock deduction	(73.4)	(35.5)	—	—	—	—
Impact of foreign operations	(42.7)	(20.6)	(53.9)	(17.2)	51.4	(260.9)
Percentage depletion in excess of cost depletion	(36.1)	(17.4)	(34.9)	(11.1)	(87.9)	446.2
Non-taxable income related to noncontrolling interests	(8.8)	(4.2)	(3.0)	(1.0)	(9.4)	47.7
State taxes, net	0.4	0.2	0.2	0.1	(25.4)	128.9
Settlement of financial guaranty	—	—	—	—	(347.1)	1,761.9
Income not subject to tax	—	—	—	—	(27.7)	140.6
Goodwill impairment	—	—	—	—	22.7	(115.2)
Other items — net	(1.4)	(0.7)	0.1	—	4.1	(20.9)
Provision for income tax (benefit) expense and effective income tax rate including discrete items	$(12.2)	(5.9)%	$169.3	54.1%	$(86.0)	436.5%
The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2016	2015	2014
Other comprehensive (income) loss:
Pension/OPEB liability	$—	$—	$37.1
Mark-to-market adjustments	—	0.3	3.6
Other	0.5	5.9	0.2
Total	$0.5	$6.2	$40.9

Paid in capital — stock based compensation	$—	$—	$(4.8)
Discontinued Operations	$—	$(6.0)	$(1,216.0)

Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	(In Millions)
	2016	2015
Deferred tax assets:
Pensions	$114.6	$106.6
Postretirement benefits other than pensions	35.2	36.5
Alternative minimum tax credit carryforwards	251.2	218.7
Deferred income	44.5	57.2
Financial instruments	71.3	—
Investments in ventures	—	4.9
Asset retirement obligations	22.3	5.3
Operating loss carryforwards	2,699.7	2,791.6
Property, plant and equipment and mineral rights	181.2	189.8
State and local	59.2	59.9
Lease liabilities	12.9	18.3
Other liabilities	108.3	148.9
Total deferred tax assets before valuation allowance	3,600.4	3,637.7
Deferred tax asset valuation allowance	(3,334.8)	(3,372.5)
Net deferred tax assets	265.6	265.2
Deferred tax liabilities:
Property, plant and equipment and mineral rights	(34.0)	(35.5)
Investment in ventures	(203.1)	(206.6)
Intangible assets	(1.0)	(1.5)
Product inventories	(3.4)	(2.5)
Other assets	(24.1)	(19.1)
Total deferred tax liabilities	(265.6)	(265.2)
Net deferred tax assets (liabilities)	$—	$—
At December 31, 2016 and 2015, we had $251.2 million and $218.7 million, respectively, of gross deferred tax assets related to U.S. alternative minimum tax credits that can be carried forward indefinitely.
We had gross domestic (including states) and foreign net operating loss carryforwards, inclusive of discontinued operations, of $3.7 billion and $6.9 billion, respectively, at December 31, 2016. We had gross domestic and foreign net operating loss carryforwards at December 31, 2015 of $3.9 billion and $11.1 billion, respectively. The U.S. Federal net operating losses will begin to expire in 2035 and state net operating losses will begin to expire in 2019. The foreign net operating losses can be carried forward indefinitely. We had foreign tax credit carryforwards of $5.8 million at December 31, 2016 and December 31, 2015. The foreign tax credit carryforwards will begin to expire in 2020. Additionally, there is a net operating loss carryforward, inclusive of discontinued operations, of $1.4 billion for Alternative Minimum Tax. No benefit has been recorded in the financials for this attribute as ASC 740, Income Taxes, does not allow for the recording of deferred taxes under alternative taxing systems.
We recorded a $37.7 million net decrease in the valuation allowance of certain deferred tax assets. Of this amount, a $149.1 million decrease was due to the change in the Luxembourg statutory rate and a $33.1 million decrease resulted from prior year adjustments due to a change in estimate of the 2015 net operating loss. Offsetting increases to the valuation allowance included a $104.9 million increase related to the recording of deferred tax assets due to current year operating activities and a $39.6 million increase related to the close of audits.
At December 31, 2016 and 2015, we had no cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2016	2015	2014
Unrecognized tax benefits balance as of January 1	$156.2	$72.6	$71.8
Increases/(decreases) for tax positions in prior years	(61.0)	6.7	—
Increases for tax positions in current year	0.2	78.5	5.9
Decrease due to foreign exchange	—	—	(0.2)
Settlements	(64.7)	(1.1)	—
Lapses in statutes of limitations	—	(0.5)	(3.7)
Other	—	—	(1.2)
Unrecognized tax benefits balance as of December 31	$30.7	$156.2	$72.6
At December 31, 2016 and 2015, we had $30.7 million and $156.2 million, respectively, of unrecognized tax benefits recorded. Of this amount, $8.3 million and $21.5 million, respectively, were recorded in Other liabilities and $22.4 million and $134.7 million, respectively, were recorded as Other non-current assets in the Statements of Consolidated Financial Position for both years. If the $30.7 million were recognized, only $8.3 million would impact the effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months. At December 31, 2016 and 2015, we had $0.8 million and $2.1 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.
Tax years 2012 and forward remain subject to examination for the U.S. and Australia. Tax years 2008 and forward remain subject to examination for Canada.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.6 million, $12.0 million and $17.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital lease assets were $29.3 million and $32.5 million at December 31, 2016 and 2015, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $13.1 million and $8.7 million at December 31, 2016 and 2015, respectively.
Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2016 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2017	$22.0	$6.9
2018	17.9	5.6
2019	9.9	3.0
2020	9.0	2.9
2021	8.3	3.0
2022 and thereafter	0.7	—
Total minimum lease payments	$67.8	$21.4
Amounts representing interest	12.0
Present value of net minimum lease payments[1]	$55.8

[1] The total is comprised of $17.4 million and $38.4 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Consolidated Financial Position at December 31, 2016.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $206.8 million and $234.0 million at December 31, 2016 and 2015, respectively. Payments in 2016 and 2015 were $2.4 million and $2.6 million, respectively. The following is a summary of the obligations as of December 31, 2016 and 2015:

	(In Millions)
	December 31,
	2016	2015
Environmental	$2.8	$3.6
Mine closure
U.S. Iron Ore[1]	187.8	214.0
Asia Pacific Iron Ore	16.2	16.4
Total mine closure	204.0	230.4
Total environmental and mine closure obligations	206.8	234.0
Less current portion	12.9	2.8
Long-term environmental and mine closure obligations	$193.9	$231.2

1 U.S. Iron Ore includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTVSMC.
Environmental
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $2.8 million and $3.6 million at December 31, 2016 and 2015, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements readily are known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
Mine Closure
Our mine closure obligations of $204.0 million and $230.4 million at December 31, 2016 and 2015, respectively, include our U.S. Iron Ore mines and our Asia Pacific Iron Ore mine.
The accrued closure obligation for our mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations most recently in 2014 in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments.
Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site. The LTVSMC closure liability was $25.5 million and $24.1 million at December 31, 2016 and 2015, respectively. We are anticipating MPCA to reissue the NPDES permits for this facility in the future that could modify the closure liability, but the scale of that change will not be understood until reissuance of the permits.
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

The following represents a roll forward of our asset retirement obligation liability for the years ended December 31, 2016 and 2015:

	(In Millions)
	December 31,
	2016	2015
Asset retirement obligation at beginning of period	$230.4	$165.3
Accretion expense	14.0	7.7
Remediation payments	(2.2)	—
Exchange rate changes	(0.2)	(1.1)
Revision in estimated cash flows	(38.0)	58.5
Asset retirement obligation at end of period	$204.0	$230.4
The revisions in estimated cash flows recorded during the year ended December 31, 2016 relate primarily to revisions in the timing of the estimated cash flows related to two of our U.S. mines. The Empire mine asset retirement obligation was reduced $29.6 million as a result of the further refinement of the timing of cash flows and a downward revision of estimated asset retirement costs related to technology associated with required storm water management systems expected to be implemented. Additionally, during 2016, a new economic reserve estimate was completed for United Taconite, increasing salable product reserves by 115 million long tons and consequently significantly increasing the life-of-mine plan, resulting in a $9.2 million decrease in the asset retirement obligation.
The revisions in estimated cash flows recorded during the year ended December 31, 2015 related primarily to revisions in the timing of the estimated cash flows and the technology associated with required storm water management systems expected to be implemented subsequent to the indefinite idling of the Empire mine, which resulted in an increase in the asset retirement obligation of $45.2 million.
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
For the years ended December 31, 2016 and 2015, there were no goodwill impairment charges. During the third quarter of 2014, a goodwill impairment charge of $73.5 million was recorded for our Asia Pacific Iron Ore reporting segment. The impairment charge was a result of downward long-term pricing estimates as determined through management's long-range planning process.
The carrying amount of goodwill for the years ended December 31, 2016 and December 31, 2015 was $2.0 million and related to our U.S. Iron Ore operating segment.

Other Intangible Assets and Liabilities
Following is a summary of intangible assets and liabilities as of December 31, 2016 and December 31, 2015:

		(In Millions)
		December 31, 2016			December 31, 2015
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.4	$(24.6)	$53.8	$78.4	$(20.2)	$58.2
Total intangible assets		$78.4	$(24.6)	$53.8	$78.4	$(20.2)	$58.2
Below-market sales contracts	Other current liabilities	$—	$—	$—	$(23.1)	$—	$(23.1)
Below-market sales contracts	Other liabilities	—	—	—	(205.8)	205.8	—
Total below-market sales contracts		$—	$—	$—	$(228.9)	$205.8	$(23.1)
Amortization expense relating to intangible assets was $4.8 million, $4.2 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. During the year ended December 31, 2014, an impairment charge of $13.8 million was recorded related to the permits intangible asset and is recognized in Impairment of goodwill and other long-lived assets in the Statements of Consolidated Operations. There were no impairment charges recorded for definite-lived intangible assets in 2016 or 2015. The estimated amortization expense relating to intangible assets for each of the five succeeding years is as follows:

(In Millions)
Amount
Year Ending December 31
2017	1.9
2018	1.9
2019	2.0
2020	1.6
2021	1.0
Total	$8.4
The below-market sales contract was historically classified as a liability and was recognized over the term of the underlying contract, which expired December 31, 2016. As a result, there will be no future impact to Product revenues for the succeeding fiscal years relating to this contract. For the years ended December 31, 2016, 2015 and 2014, we recognized $23.1 million per year in Product revenues related to below-market sales contracts.

NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position as of December 31, 2016 and December 31, 2015:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Customer Supply Agreements	Other current assets	21.3	Other current assets	5.8		—		—
Provisional Pricing Arrangements	Other current assets	10.3	Other current assets	2.0	Other current liabilities	0.5	Other current liabilities	3.4
Commodity Contracts	Other current assets	1.5		—		—	Other current liabilities	0.6
Total derivatives not designated as hedging instruments under ASC 815:		$33.1		$7.8		$0.5		$4.0
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, energy and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
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
We recognized $41.7 million, $27.1 million and $187.8 million as Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2016, 2015 and 2014, respectively, related to the supplemental payments. The fair value of the pricing factors were $21.3 million and $5.8 million in Other current assets in the December 31, 2016 and December 31, 2015 Statements of Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is recorded initially at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At December 31, 2016 and December 31, 2015, we recorded $10.3 million and $2.0 million, respectively, as Other current assets in the Statements of Consolidated Financial Position related to our estimate of the final revenue rate with any of our customers. At December 31, 2016 and December 31, 2015, we recorded $0.5 million and $3.4 million, respectively, as Other current liabilities in the Statements of Consolidated Financial Position related to our estimate of final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. We recognized a net $49.0 million increase in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2016 related to these arrangements. This compares with a net $1.4 million decrease and a net $9.5 million decrease in Product revenues for the comparable periods in 2015 and 2014.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations for the years ended December 31, 2016, 2015 and 2014:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2016	2015	2014
Customer Supply Agreements	Product revenues	$41.7	$27.1	$187.8
Provisional Pricing Arrangements	Product revenues	49.0	(1.4)	(9.5)
Foreign Exchange Contracts	Other non-operating income (expense)	—	(3.6)	—
Foreign Exchange Contracts	Product revenues	—	(12.6)	—
Commodity Contracts	Cost of goods sold and operating expenses	1.9	(4.0)	—
Total		$92.6	$5.5	$178.3
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

The chart below provides an asset group breakout for each financial statement line impacted by discontinued operations.

(In Millions)
			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total of Discontinued Operations
Statements of Consolidated Operations
Loss from Discontinued Operations, net of tax	YTD December 31, 2016	$(2.4)	$(17.5)	$—	$(17.5)	$(19.9)
Loss from Discontinued Operations, net of tax	YTD December 31, 2015	$(152.4)	$(638.7)	$(101.0)	$(739.7)	$(892.1)
Loss from Discontinued Operations, net of tax	YTD December 31, 2014	$(1,134.5)	$(6,952.9)	$(280.6)	$(7,233.5)	$(8,368.0)

Statements of Consolidated Financial Position
Other current liabilities	As of December 31, 2016	$6.0	$—	$—	$—	$6.0
Other current assets	As of December 31, 2015	$14.9	$—	$—	$—	$14.9
Other current liabilities	As of December 31, 2015	$6.9	$—	$—	$—	$6.9

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization	YTD December 31, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD December 31, 2015	$15.9	$—	$—	$—	$15.9
Impairment of goodwill and other long-lived assets	YTD December 31, 2015	$73.4	$—	$—	$—	$73.4
Depreciation, depletion and amortization	YTD December 31, 2014	$106.9	$135.6	$0.5	$136.1	$243.0
Purchase of property, plant and equipment	YTD December 31, 2014	$29.9	$190.3	$—	$190.3	$220.2
Impairment of goodwill and other long-lived assets	YTD December 31, 2014	$857.5	$7,269.2	$267.6	$7,536.8	$8,394.3
North American Coal Operations
Background
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
We sold all the remaining North American Coal operations during the fourth quarter of 2015. On December 22, 2015, we closed the sale of our remaining North American Coal business, which included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. Pinnacle mine and Oak Grove mine were sold to Seneca and the deal structure was a sale of equity interests of our remaining coal business. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement which extends through the year 2020. However, we have not recorded a gain contingency in relation to this earn-out. We recorded the results of this sale within Loss from Discontinued Operations, net of tax for the year ended December 31, 2015.

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
Loss on Discontinued Operations
The sale of our Oak Grove and Pinnacle mines on December 22, 2015 completed a strategic shift in our business. Our previously reported North American Coal operating segment results for all periods, prior to the March 31, 2015 held for sale determination, are classified as discontinued operations. Historical results also include our CLCC assets, which were sold during the fourth quarter of 2014.

	(In Millions)
	Year Ended December 31,
Loss from Discontinued Operations	2016	2015	2014
Revenues from product sales and services	$—	$392.9	$687.1
Cost of goods sold and operating expenses	—	(449.2)	(822.9)
Sales margin	—	(56.3)	(135.8)
Other operating expense	(4.5)	(30.4)	(20.8)
Gain (loss) on sale of coal mines	2.1	9.3	(419.6)
Other expense	—	(1.8)	(3.0)
Loss from discontinued operations before income taxes	(2.4)	(79.2)	(579.2)
Impairment of long-lived assets	—	(73.4)	(857.5)
Income tax benefit	—	0.2	302.2
Loss from discontinued operations, net of tax	$(2.4)	$(152.4)	$(1,134.5)
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charge on non-financial assets that was measured on a fair value basis at March 31, 2015 for the North American Coal operations. There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at December 31, 2016 for the North American Coal operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

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

Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations[1]	December 31, 2016	December 31, 2015
Other current assets	$—	$14.9
Total assets of discontinued operations	$—	$14.9

Accrued liabilities	$1.1	$—
Other current liabilities	4.9	6.9
Total liabilities of discontinued operations	$6.0	$6.9

1 At December 31, 2016 and 2015, we also recorded $2.1 million and $7.8 million, respectively, of contingent liabilities associated with our exit from the coal business recorded on our parent company.
As part of the CLCC asset sale during the fourth quarter of 2014, there was an amount placed in escrow to cover decreases in working capital, indemnity obligations and regulatory liabilities. During the year ended December 31, 2016, $10.3 million was released to us from escrow. There was no amount held in escrow at December 31, 2016 and $14.9 million at December 31, 2015 recorded within Other current assets on the Statements of Consolidated Financial Position.
Income Taxes
We have recognized no tax expense or benefit for the year ended December 31, 2016 in Loss from Discontinued Operations, net of tax, related to our North American Coal investments. For the years ended December 31, 2015 and 2014, we have recognized a tax benefit of $0.2 million and $302.2 million, respectively, in Loss from Discontinued Operations, net of tax, related to a loss on our North American Coal investments. The benefit for the year ended December 31, 2014 is primarily the result of the impairment of long-lived assets in the third quarter of 2014.
Canadian Operations
Background
On November 30, 2013, we suspended indefinitely our Chromite Project in Northern Ontario. The Chromite Project remained suspended throughout 2014 and until final sale in 2015. Our Wabush Scully iron ore mine in Newfoundland and Labrador was idled by the end of the first quarter of 2014 and subsequently began to commence permanent closure in the fourth quarter of 2014. During 2014, we also limited exploration spending on the Labrador Trough South property in Québec. In November 2014, we announced that we were pursuing exit options for our Eastern Canadian Iron Ore operations. In December 2014, iron ore production at the Bloom Lake mine was suspended and the Bloom Lake mine was placed in "care-and-maintenance" mode. Together, the suspension of exploration efforts, shutdown of the Wabush Scully mine and the cessation of operations at our Bloom Lake mine represented a complete curtailment of our Canadian operations.
On January 27, 2015, we announced the Bloom Filing under the CCAA with the Québec Court in Montreal. At that time, the Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. The Bloom Filing addressed the Bloom Lake Group's immediate liquidity issues and permitted the Bloom Lake Group to preserve and protect its assets for the benefit of all stakeholders while restructuring and sale options are explored. As part of the CCAA process, the Court approved the appointment of a Monitor and certain other financial advisors.
Additionally, on May 20, 2015, we announced the Wabush Filing with the Court under the CCAA. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. The inclusion of the Wabush Group in the existing Bloom Filing facilitated a more comprehensive restructuring and sale process of both the Bloom Lake Group and the Wabush Group, which collectively included mine, port and rail assets. The Wabush Filing also mitigates various legacy related long-term liabilities associated with the Wabush Group. As part of the Wabush Filing, the Court approved the appointment of a Monitor and certain other financial advisors. The Monitor of the Wabush Group is also the Monitor of the Bloom Lake Group.
As a result of the Bloom Filing on January 27, 2015, we no longer have a controlling interest in the Bloom Lake Group. For that reason, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries effective

January 27, 2015, which resulted in a pretax impairment loss on deconsolidation and other charges, totaling $818.7 million that was recorded in the first quarter of 2015. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of the Bloom Lake Group and certain other wholly-owned subsidiaries' assets, liabilities and accumulated other comprehensive loss and the recording of our remaining interests at fair value.
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
Subsequent to each of the deconsolidations discussed above, we utilized the cost method to account for our investment in the Canadian Entities, which has been reflected as zero in our Statements of Consolidated Financial Position as of December 31, 2016 and 2015 based on the estimated fair value of the Canadian Entities' net assets. Loans to and accounts receivable from the Canadian Entities are recorded at an estimated fair value of $48.6 million and $72.9 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of Consolidated Financial Position as of December 31, 2016 and 2015, respectively. The Loans to and accounts receivables from the Canadian Entities balance reflects our current estimate. We continue to update the estimate as the CCAA proceedings progress. The December 31, 2016 balance reflects recent developments, including finalized liquidation values for completed asset sales and updates for the expected allocation of proceeds for those sales, updates for ongoing costs incurred by the estate that will be held back from the final distribution, and the repayment of the DIP financing.
Status of CCAA Proceedings
On March 8, 2016, certain of the Canadian Entities completed the sale of their port and rail assets located in Pointe-Noire, Quebec to Societe Ferroviaire et Portuaire de Pointe-Noire S.E.C., an affiliate of Investissement Quebec, for C$66.75 million in cash and the assumption of certain liabilities.
On April 11, 2016, certain of the Canadian Entities completed the sale of the Bloom Lake mine and Labrador Trough South mineral claims located in Quebec, as well as certain rail assets located in Newfoundland & Labrador, to Quebec Iron Ore Inc., an affiliate of Champion Iron Mines Limited, for C$10.5 million in cash and the assumption of certain liabilities.
As of December 31, 2016, the majority of assets available to the estate have been liquidated. The CCAA proceedings are still ongoing and the Monitor is evaluating all claims into the estate including our related party claims. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the estate, including, if any to Cliffs, and whether Cliffs could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.
After repayment of the DIP financing, payment of sales expenses, taxes and the costs of the CCAA proceedings to date, the net proceeds from these and certain other divestitures by the Canadian Entities are currently being held by the Monitor, on behalf of the Canadian Entities, to fund the accrued and ongoing costs of the CCAA proceedings and for eventual distribution to creditors of the Canadian Entities pending further order of the Montreal Court.
Loss on Discontinued Operations
Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations, as well as costs to exit, are classified as discontinued operations.

	(In Millions)
	Year Ended December 31,
Loss from Discontinued Operations	2016	2015	2014
Revenues from product sales and services	$—	$11.3	$563.5
Cost of goods sold and operating expenses	—	(11.1)	(808.4)
Eliminations with continuing operations	—	—	(53.6)
Sales margin	—	0.2	(298.5)
Other operating expense	—	(33.8)	(306.3)
Other expense	—	(1.0)	(5.6)
Loss from discontinued operations before income taxes	—	(34.6)	(610.4)
Loss from deconsolidation	(17.5)	(710.9)	—
Impairment of long-lived assets	—	—	(7,536.8)
Income tax benefit	—	5.8	913.7
Loss from discontinued operations, net of tax	$(17.5)	$(739.7)	$(7,233.5)
Canadian Entities loss from deconsolidation totaled $17.5 million and $710.9 million for the year ended December 31, 2016 and 2015, respectively and included the following:

	(In Millions)
	Year Ended December 31,	Year Ended December 31,
	2016	2015
Investment impairment on deconsolidation[1]	$(17.5)	$(507.8)
Guarantees and contingent liabilities	—	(203.1)
Total loss from deconsolidation	$(17.5)	$(710.9)

[1] Includes the adjustment to fair value of our remaining interest in the Canadian Entities.
We have no gain or loss from deconsolidation attributable to contingent liabilities for the year ended December 31, 2016 compared to a loss of $203.1 million for the year ended December 31, 2015. As a result of the deconsolidation, we recorded accrued expenses for the estimated probable loss related to claims that may be asserted against us, primarily under guarantees of certain debt arrangements and leases for a loss on deconsolidation of $203.1 million, for the year ended December 31, 2015.
Investments in the Canadian Entities
We continue to indirectly own a majority of the interest in the Canadian Entities but have deconsolidated those entities because we no longer have a controlling interest as a result of the Bloom Filing and the Wabush Filing. At the respective dates of deconsolidation, January 27, 2015 or May 20, 2015 and subsequently at each reporting period, we adjusted our investment in the Canadian Entities to fair value with a corresponding charge to Loss from Discontinued Operations, net of tax. As the estimated amount of the Canadian Entities' liabilities exceeded the estimated fair value of the assets available for distribution to its creditors, the fair value of Cliffs’ equity investment is approximately zero.
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding its operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Additionally, we procured funding subsequent to the deconsolidation through the DIP financing. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $48.6 million and $72.9 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of Consolidated Financial Position at December 31, 2016 and 2015, respectively.

Guarantees and Contingent Liabilities
Certain liabilities, consisting primarily of equipment loans and environmental obligations of the Canadian Entities, were secured through corporate guarantees and standby letters of credit. As of December 31, 2016, we have liabilities of $0.2 million and $37.0 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Consolidated Financial Position. As of December 31, 2015, we have liabilities of $96.5 million and $35.9 million, respectively, in our consolidated results, classified as Guarantees and Other liabilities in the Statements of Consolidated Financial Position.
Contingencies
The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted against us. Our estimates involve significant judgment. Our estimates are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canadian Entities. We are not able to reasonably estimate a range of possible losses in excess of the accrual because there are significant factual and legal issues to be resolved. We believe that it is reasonably possible that future changes to our estimates of loss and the ultimate amount paid on these claims could be material to our results of operations in future periods. Any such losses would be reported in discontinued operations.
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that were measured on a fair value basis at December 31, 2016 and 2015 for the Canadian Entities. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$48.6	$48.6	$17.5
Liabilities:
Guarantees and contingent liabilities	$—	$—	$37.2	$37.2	$—

	(In Millions)
	December 31, 2015
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$72.9	$72.9	$507.8
Liabilities:
Guarantees and contingent liabilities	$—	$—	$132.4	$132.4	$203.1
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the remaining underlying assets of the Canadian Entities to remaining estimated liabilities. We recorded the guarantees and contingent liabilities at book value, which best approximated fair value.
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
Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments made by the Canadian Entities. Our ultimate recovery is subject to the final liquidation value of the Canadian Entities. Further, the final liquidation value and ultimate recovery of the creditors of the Canadian Entities, including, if any, to Cliffs and various subsidiaries, may impact our estimates of contingent liability exposure described previously.
Pre-Petition Financing
Prior to the Wabush Filing on May 20, 2015, a secured credit facility (the "Pre-Petition financing") was put into place to provide support to the Wabush Group for ongoing business activities until the DIP financing was in place. There was a total of $7.2 million drawn and outstanding under the Pre-Petition financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company as of December 31, 2016 and 2015.  Our estimated recovery of the Pre-Petition financing is included within the Loans to and accounts receivables from the Canadian Entities of $48.6 million. The Pre-Petition financing is secured by certain equipment of the Wabush Group.
DIP Financing
In connection with the Wabush Filing on May 20, 2015, the Montreal Court approved an agreement to provide the DIP financing to the Wabush Group, which provided for borrowings under the facility up to $10.0 million. As of December 31, 2015, there was $6.8 million drawn and outstanding under the DIP financing funded by Wabush Iron Co. Limited’s parent company, Cliffs Mining Company. During the three months ended March 31, 2016, the Wabush Group made an additional draw of $1.5 million. We subsequently received a repayment of $8.3 million and as a result, there was no outstanding balance due under the DIP financing arrangement from Wabush Iron Co. Limited’s parent company, Cliffs Mining Company as of December 31, 2016.
Income Taxes
We have recognized no tax expense or benefit for the year ended December 31, 2016 in Loss from Discontinued Operations, net of tax, related to our Canadian investments. For the years ended December 31, 2015 and 2014, we recognized a tax benefit of $5.8 million and $913.7 million, respectively, in Loss from Discontinued Operations, net of tax. The benefit for the year ended December 31, 2014 was the result of the impairment of long-lived assets in the third quarter of 2014 offset by the placement of a valuation allowance against the Canadian operations net deferred tax assets.
NOTE 15 - CAPITAL STOCK
Preferred Shares Conversion to Common Shares
On January 4, 2016, we announced that our Board of Directors determined the final quarterly dividend of our Preferred Shares would not be paid in cash, but instead, pursuant to the terms of the Preferred Shares, the conversion rate was increased such that holders of the Preferred Shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion on February 1, 2016. The number of common shares in the aggregate that were issued in lieu of the final dividend was 1.3 million. This resulted in an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing a 1/40th of a Preferred Share.

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
On February 11, 2013, our Board of Directors approved a reduction to our quarterly cash dividend rate by 76% to $0.15 per share. The cash dividend of $0.15 per share was paid on March 3, 2014, June 3, 2014, September 2, 2014 and December 1, 2014 to our common shareholders of record as of close of business on February 21, 2014, May 23, 2014, August 15, 2014 and November 15, 2014.
On January 26, 2015, we announced that our Board of Directors had decided to eliminate the quarterly dividend of $0.15 per share on our common shares. The decision was applicable to the first quarter of 2015 and all subsequent quarters.
Debt-for-Equity Exchanges
During the year ended December 31, 2016, we entered into a series of privately negotiated exchange agreements whereby we issued an aggregate of 8.2 million common shares in exchange for $10.0 million aggregate principal amount of our 3.95% senior notes due 2018, $20.1 million aggregate principal amount of our 4.80% senior notes due 2020 and $26.8 million aggregate principal amount of our 4.875% senior notes due 2021. There were no exchanges that represented more than 1% of our outstanding common shares during any quarter. Accordingly, we recognized a gain of $11.3 million in Gain on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016. The issuances of the common shares in exchange for our senior notes due 2018, 2020 and 2021 were made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.
Common Share Public Offering
On August 10, 2016, we issued 44.4 million common shares in an underwritten public offering. We received net proceeds of approximately $287.6 million at a public offering price of $6.75 per common share. The proceeds from the issuance of our common shares were used to fully redeem our senior notes due 2018.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive loss within Cliffs shareholders’ deficit and related tax effects allocated to each are shown below as of December 31, 2016, 2015 and 2014:

	(In Millions)
	Pre-tax Amount	Tax Benefit (Provision)	After-tax Amount
As of December 31, 2014:
Postretirement benefit liability	$(425.3)	$134.2	$(291.1)
Foreign currency translation adjustments	64.4	—	64.4
Unrealized net loss on derivative financial instruments	(25.9)	7.8	(18.1)
Unrealized gain (loss) on securities	(1.3)	0.3	(1.0)
	$(388.1)	$142.3	$(245.8)
As of December 31, 2015:
Postretirement benefit liability	$(364.8)	$123.4	$(241.4)
Foreign currency translation adjustments	220.7	—	220.7
Unrealized net gain on derivative financial instruments	2.2	0.4	2.6
Unrealized gain on securities	0.1	—	0.1
	$(141.8)	$123.8	$(18.0)
As of December 31, 2016:
Postretirement benefit liability	$(384.0)	$123.4	$(260.6)
Foreign currency translation adjustments	239.3	—	239.3
	$(144.7)	$123.4	$(21.3)

The following tables reflect the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity for December 31, 2016, 2015 and 2014:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(44.8)	(0.1)	18.4	(3.3)	(29.8)
Net loss reclassified from accumulated other comprehensive income (loss)	25.6	—	0.2	0.7	26.5
Balance December 31, 2016	$(260.6)	$—	$239.3	$—	$(21.3)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	9.1	5.4	(26.4)	1.9	(10.0)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	40.6	(4.3)	182.7	18.8	237.8
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2013	$(204.9)	$6.2	$106.7	$(20.9)	$(112.9)
Other comprehensive income (loss) before reclassifications	(97.0)	1.3	(42.3)	(28.2)	(166.2)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	10.8	(8.5)	—	31.0	33.3
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ equity for the years ended December 31, 2016, 2015 and 2014:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income			Affected Line Item in the Statement of Consolidated Operations
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Amortization of Pension and Postretirement Benefit Liability:
Prior service costs[1]	$(1.5)	$(1.4)	$(1.1)
Net actuarial loss[1]	27.1	27.4	18.5
Curtailments/Settlements[1]	—	0.2	1.4
Effect of deconsolidation[2]	—	15.1	—	Loss from Discontinued Operations, net of tax
	25.6	41.3	18.8	Total before taxes
	—	(0.7)	(5.8)	Income tax benefit (expense)
	$25.6	$40.6	$13.0	Net of taxes

Unrealized loss on marketable securities:
Sale of marketable securities	$—	$(2.6)	$(11.4)	Other non-operating income (expense)
Impairment	—	(2.0)	(0.5)	Other non-operating income (expense)
	—	(4.6)	(11.9)	Total before taxes
	—	0.3	3.4	Income tax benefit (expense)
	$—	$(4.3)	$(8.5)	Net of taxes

Unrealized gain on foreign currency translation:
Dissolution of entity	$0.2	$—	$—	Other non-operating income (expense)
Effect of deconsolidation[3]	—	182.7	—	Loss from Discontinued Operations, net of tax
	$0.2	$182.7	$—	Net of taxes

Unrealized gain on derivative financial instruments:
Treasury lock	$1.2	$—	$—	Gain on extinguishment/restructuring of debt
Australian dollar foreign exchange contracts	—	26.9	18.9	Product revenues
Canadian dollar foreign exchange contracts	—	—	26.7	Cost of goods sold and operating expenses
	1.2	26.9	45.6	Total before taxes
	(0.5)	(8.1)	(14.6)	Income tax benefit (expense)
	$0.7	$18.8	$31.0	Net of taxes

Total Reclassifications for the Period	$26.5	$237.8	$35.5

[1] These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
[2] Represents Canadian postretirement benefit liabilities that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
[3] Represents Canadian accumulated currency translation adjustments that were deconsolidated. See NOTE 14 - DISCONTINUED OPERATIONS for further information.

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2016, 2015 and 2014 is as follows:

	(In Millions)
	Year Ended December 31,
	2016	2015	2014
Capital additions[1]	$68.5	$96.7	$235.5
Cash paid for capital expenditures	69.1	80.8	284.1
Difference	$(0.6)	$15.9	$(48.6)
Non-cash accruals	$(0.6)	$14.4	$(58.5)
Capital leases	—	1.5	9.9
Total	$(0.6)	$15.9	$(48.6)

[1] Includes capital additions of $68.5 million related to continuing operations for the year ended December 31, 2016. Includes capital additions of $72.2 million and $24.5 million related to continuing operations and discontinued operations, respectively, for the year ended December 31, 2015. Includes capital additions of $65.5 million and $170.0 million related to continuing operations and discontinued operations, respectively, for the year ended December 31, 2014.

Cash payments for interest and income taxes in 2016, 2015 and 2014 are as follows:

	(In Millions)
	2016	2015	2014
Taxes paid on income	$6.0	$5.0	$47.3
Income tax refunds[1]	5.4	211.4	54.7
Interest paid on debt obligations[2]	184.0	185.6	176.5

[1] Includes income tax refunds that relate to the deconsolidated Canadian Entities for the year ended December 31, 2014 of $47.8 million.
[2] Includes interest paid on the corporate guarantees of the equipment loans that relate to discontinued operations for the years ended December 31, 2016, 2015 and 2014 of $1.4 million, $4.8 million and $6.1 million, respectively.

NOTE 18 - RELATED PARTIES
Two of our four operating U.S. iron ore mines and our indefinitely-idled Empire mine are owned with various joint venture partners that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. One or more of the joint venture partners are also our customers. The following is a summary of the mine ownership of these iron ore mines at December 31, 2016:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us, but has not exercised this right to date. Furthermore, as part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain minimum distributions of the partners’ equity amounts were required to be made on a quarterly basis beginning in the first quarter of 2015 and continued through January 2017.  The partnership dissolved on December 31, 2016 and the partners are in discussion regarding distribution of the remaining assets and/or equity interest, if any, in the partnership. During the year ended December 31, 2016, we recorded distributions of $57.5 million to ArcelorMittal under this agreement, of which $48.8 million was paid as of December 31, 2016. During the year ended December 31, 2015, we recorded distributions of $51.7 million under this agreement, of which $40.6 million was paid as of December 31, 2015.
Product revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2016	2015	2014
Product revenues from related parties	$830.1	$671.1	$1,011.4
Total product revenues	1,913.5	1,832.4	3,095.2
Related party product revenue as a percent of total product revenue	43.4%	36.6%	32.7%
Amounts due from related parties recorded in Accounts receivable, net and Other current assets, including trade accounts receivable, a customer supply agreement and provisional pricing arrangements, were $73.8 million and $15.8 million at December 31, 2016 and 2015, respectively. Amounts due to related parties recorded in Other current liabilities, including provisional pricing arrangements and liabilities to related parties, were $8.7 million and $14.5 million at December 31, 2016 and 2015, respectively.
A supply agreement with one of our customers includes provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share attributable to Cliffs shareholders:

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2016	2015	2014
Income from Continuing Operations	$219.2	$143.7	$56.4
Income from Continuing Operations Attributable to Noncontrolling Interest	(25.2)	(8.6)	(25.9)
Net Income from Continuing Operations attributable to Cliffs shareholders	$194.0	$135.1	$30.5
Loss from Discontinued Operations, net of tax	(19.9)	(884.4)	(7,254.7)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.1	$(749.3)	$(7,224.2)
PREFERRED STOCK DIVIDENDS	—	(38.4)	(51.2)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$174.1	$(787.7)	$(7,275.4)
Weighted Average Number of Shares:
Basic	197.7	153.2	153.1
Employee Stock Plans	2.4	0.4	—
Diluted	200.1	153.6	153.1
Earnings (loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.98	$0.63	$(0.14)
Discontinued operations	(0.10)	(5.77)	(47.38)
	$0.88	$(5.14)	$(47.52)
Earnings (loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.97	$0.63	$(0.14)
Discontinued operations	(0.10)	(5.76)	(47.38)
	$0.87	$(5.13)	$(47.52)
The diluted earnings per share calculation excludes 25.3 million and 25.2 million depositary shares that were anti-dilutive for the year ended December 31, 2015 and 2014, respectively. Additionally, the diluted earnings per share calculation also excludes 0.7 million of equity plan awards that were anti-dilutive for the year ended December 31, 2014.
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

Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. Should FERC award SSR costs based on retroactive surcharges and the amount of SSR compensation not be adjusted, our current estimate of the potential liability to the Empire and Tilden mines is approximately $13.6 million, based on MISO's June 14, 2016 refund report (as revised in MISO's July 20, 2016 errata refund report) for the Escanaba, White Pine and Presque Isle SSRs.  As of December 31, 2016, this potential liability of $13.6 million is included in our Statements of Consolidated Financial Position as part of Other current liabilities. On November 8, 2016, Tilden and Empire, along with various Michigan-aligned parties, filed petitions for review of FERC’s order regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. We will continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
Environmental Matters
We had environmental liabilities of $2.8 million and $3.6 million at December 31, 2016 and 2015, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
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

	(In Millions, Except Per Share Amounts)
	2016
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$305.5	$496.2	$553.3	$754.0	$2,109.0
Sales margin	30.9	91.5	85.4	181.5	389.3
Income (Loss) from Continuing Operations	$114.3	$29.9	$(25.1)	$100.1	$219.2
Loss (Income) from Continuing Operations attributable to Noncontrolling Interest	(8.8)	(16.7)	2.0	(1.7)	(25.2)
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	105.5	13.2	(23.1)	98.4	194.0
Income (Loss) from Discontinued Operations, net of tax	2.5	(0.4)	(2.7)	(19.3)	(19.9)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$108.0	$12.8	$(25.8)	$79.1	$174.1
Earnings (loss) per common share attributable to Cliffs common shareholders — Basic:
Continuing Operations	$0.61	$0.07	$(0.11)	$0.43	$0.98
Discontinued Operations	0.01	—	(0.01)	(0.08)	(0.10)
	$0.62	$0.07	$(0.12)	$0.35	$0.88
Earnings (loss) per common share attributable to Cliffs common shareholders — Diluted:
Continuing Operations	$0.61	$0.07	$(0.11)	$0.42	$0.97
Discontinued Operations	0.01	—	(0.01)	(0.08)	(0.10)
	$0.62	$0.07	$(0.12)	$0.34	$0.87
The diluted earnings per share calculation for the third quarter of 2016 exclude equity plan awards of 3.0 million that were anti-dilutive. There was no anti-dilution in the first, second or fourth quarter of 2016.

	(In Millions, Except Per Share Amounts)
	2015
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$446.0	$498.1	$593.2	$476.0	$2,013.3
Sales margin	80.8	57.3	55.1	43.3	236.5
Income (Loss) from Continuing Operations	$166.8	$(38.2)	$49.9	$(34.8)	$143.7
Loss (Income) from Continuing Operations attributable to Noncontrolling Interest	1.9	(5.0)	4.6	(2.4)	(8.6)
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$168.7	$(43.2)	$54.5	$(37.2)	$135.1
Income (Loss) from Discontinued Operations, net of tax	(928.5)	103.4	(43.9)	(23.1)	(884.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(759.8)	$60.2	$10.6	$(60.3)	$(749.3)
PREFERRED STOCK DIVIDENDS	(12.8)	—	(25.6)	—	(38.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	(772.6)	60.2	(15.0)	(60.3)	(787.7)
Earnings (loss) per common share attributable to Cliffs common shareholders — Basic:
Continuing Operations	$1.02	$(0.28)	$0.19	$(0.24)	$0.63
Discontinued Operations	(6.06)	0.67	(0.29)	(0.15)	(5.77)
	$(5.04)	$0.39	$(0.10)	$(0.39)	$(5.14)
Earnings (loss) per common share attributable to Cliffs common shareholders — Diluted:
Continuing Operations	$0.94	$(0.28)	$0.19	$(0.24)	$0.63
Discontinued Operations	(5.20)	0.67	(0.29)	(0.15)	(5.76)
	$(4.26)	$0.39	$(0.10)	$(0.39)	$(5.13)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the accompanying statements of consolidated financial position of Cliffs Natural Resources Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cliffs Natural Resources Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cliffs Natural Resources Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Cliffs Natural Resources Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 9, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 9, 2017

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2016 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 9, 2017
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
The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2017 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Board Meetings and Committees - Audit Committee", "Business Ethics Policy", "Independence and Related Party Transactions", "Information Concerning Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

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
The information required to be furnished by this Item will be set forth in the Proxy Statement under the heading “Independence and Related Party Transactions” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

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
(a)(1) and (2) - List of Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Cliffs Natural Resources Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2016 and 2015
•Statements of Consolidated Operations - Years ended December 31, 2016, 2015 and 2014
•Statements of Consolidated Comprehensive Income (Loss) - Years ended December 31, 2016, 2015 and 2014
•Statements of Consolidated Cash Flows - Years ended December 31, 2016, 2015 and 2014
•Statements of Consolidated Changes in Equity - Years ended December 31, 2016, 2015 and 2014
•Notes to Consolidated Financial Statements
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
(3) List of Exhibits - Refer to Exhibit Index on pages 162 - 167, which is incorporated herein by reference.
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

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ Timothy K. Flanagan
			Name:	Timothy K. Flanagan
			Title:	Executive Vice President, Chief Financial Officer &
Treasurer
Date:	February 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. L. Goncalves	Chairman, President and	February 9, 2017
C. L. Goncalves	Chief Executive Officer
(Principal Executive Officer)
/s/ T. K. Flanagan	Executive Vice President,	February 9, 2017
T. K. Flanagan	Chief Financial Officer & Treasurer
(Principal Financial Officer and Principal Accounting Officer)
*	Director	February 9, 2017
J. T. Baldwin
*	Director	February 9, 2017
R. P. Fisher, Jr.
*	Director	February 9, 2017
S. M. Green
*	Director	February 9, 2017
J. A. Rutkowski, Jr.
*	Director	February 9, 2017
E. M. Rychel
*	Director	February 9, 2017
J. S. Sawyer
*	Director	February 9, 2017
M. D. Siegal
*	Director	February 9, 2017
G. Stoliar
*	Director	February 9, 2017
D. C. Taylor
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ T. K. Flanagan
(T. K. Flanagan, as Attorney-in-Fact)

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
Plan of purchase, sale, reorganization, arrangement, liquidation or succession
2.1
***Asset Purchase Agreement, dated as of December 2, 2014, by and among Cliffs Natural Resources Inc., Cliffs Logan County Coal LLC, Toney’s Fork Land, LLC, Southern Eagle Land, LLC and Cliffs Logan County Coal Terminals LLC and Coronado Coal II, LLC (filed as Exhibit 2.1 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

2.2
***Amendment to Asset Purchase Agreement, effective as of December 31, 2014, by and among Cliffs Natural Resources Inc., Cliffs Logan County Coal LLC, Toney’s Fork Land, LLC, Southern Eagle Land, LLC and Cliffs Logan County Coal Terminals LLC and Coronado Coal II, LLC (filed as Exhibit 2.2 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

2.3
***Unit Purchase Agreement, dated as of December 22, 2015, by and among Cliffs Natural Resources Inc., CLF PinnOak LLC and Seneca Coal Resources, LLC (filed as Exhibit 2.3 to Cliffs’ Form 10-K for the period ended December 31, 2015 and incorporated herein by reference)

Articles of Incorporation and By-Laws of Cliffs Natural Resources Inc.
3.1
Third Amended Articles of Incorporation of Cliffs (as filed with the Secretary of State of the State of Ohio on May 13, 2013 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on May 13, 2013 and incorporated herein by reference)

3.2	Regulations of Cleveland-Cliffs Inc (filed as Exhibit 3.2 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Instruments defining rights of security holders, including indentures
4.1
Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.3 to Cliffs’ Registration Statement on Form S-3 No. 333-186617 on February 12, 2013 and incorporated herein by reference)

4.2
Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Cliffs’ Form 8-K on March 16, 2010 and incorporated herein by reference)

4.3
Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.4
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.5
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs’ Form 8-K on March 23, 2011 and incorporated herein by reference)

4.6
Fifth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.7
Form of 3.95% Notes due 2018 Sixth Supplemental Indenture between Cliffs and U.S. Bank National Association, as trustee, dated December 13, 2012, including form of 3.95% Notes due 2018 (filed as Exhibit 4.1 to Cliffs’ Form 8-K on December 13, 2012 and incorporated herein by reference)

4.8
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 30, 2015, including Form of 8.250% Senior Secured Notes due 2020 (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

4.9
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 30, 2015, including Form of 7.75% Second Lien Senior Secured Notes due 2020 (filed as Exhibit 4.2 to Cliffs’ Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

4.10
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee and notes collateral agent, dated March 2, 2016, including Form of 8.00% 1.5 Lien Senior Secured Notes due 2020 (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

4.11	Form of Common Share Certificate (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended September 30, 2014 and incorporated herein by reference)

Material contracts
10.1	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.4 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)
10.2	* Form of 2016 Change in Control Severance Agreement (filed as Exhibit 10.1 to Cliffs’ 10-Q for the period ended September 30, 2016 and incorporated herein by reference)
10.3
* Cliffs Natural Resources Inc. 2012 Non-Qualified Deferred Compensation Plan (effective January 1, 2012) dated November 8, 2011 (filed as Exhibit 10.1 to Cliffs’ Form 8-K on November 8, 2011 and incorporated herein by reference)

10.4
* Form of Indemnification Agreement between Cliffs Natural Resources Inc. and Directors (filed as Exhibit 10.5 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.5
* Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.6	* Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 2, 2016 and incorporated herein by reference)
10.7
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.8
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.11 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.9
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.10
* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.11
* Third Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as July 28, 2014 (filed as Exhibit 10.15 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.12
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.13
* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.14
* Third Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.18 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.15
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to certain deferred compensation agreements (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.16
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.17
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.18
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.19
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.20
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.21
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.22
*Seventh Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.23
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.24
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.25
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.27
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.28
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.29
* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.30
* Seventh Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.31
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.32
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.33
* Second Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.45 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.34
* Letter Agreement, by and between Lourenco Goncalves and Cliffs Natural Resources Inc., signed as of September 11, 2014 (filed as Exhibit 10.1 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.35
* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.36
* Cliffs Natural Resources Inc. 2012 Executive Management Performance Incentive Plan effective March 13, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.37	* Cliffs Natural Resources Inc. 2012 Incentive Equity Plan effective March 13, 2012 (filed as Exhibit 10.1 to Cliffs Form 8-K on May 14, 2012 and incorporated herein by reference)

10.38
* First Amendment to Cliffs Natural Resources Inc. 2012 Incentive Plan effective September 11, 2012 (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference)

10.39
* Form of Cliffs Natural Resources Inc. Restricted Share Unit Award Memorandum and Restricted Share Unit Award Agreement under the 2012 Incentive Equity Plan (filed as Exhibit 10.77 to Cliffs’ Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.40	* Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on August 4, 2014 and incorporated herein by reference)
10.41
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (Graduated Vesting 50% - July 2014 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.64 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.42
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (3-Year Vesting – July 2014 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.65 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.43
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Share Award Memorandum (3-Year Vesting – July 2014 Grant) and Performance Share Award Agreement (filed as Exhibit 10.66 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.44
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum (2014 Grant) and Stock Option Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.45
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Unit Award Memorandum (2014 Grant) and Performance Unit Award Agreement (filed as Exhibit 10.3 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.46
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum (3-Year Vesting – January 2015 Grant) and Stock Option Award Agreement (filed as Exhibit 10.69 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.47
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (Graduated Vesting 33% - January 2015 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.70 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.48
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Share Award Memorandum (3-Year Vesting – January 2015 Grant) and Performance Share Award Agreement (filed as Exhibit 10.71 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.49
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Restricted Share Unit Award Memorandum (Graduated Vesting 33% - February 2015 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.72 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.50
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Share Award Memorandum (3 year Vesting – February 2015 Grant) and Restricted Share Unit Award Agreement (filed as Exhibit 10.73 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.51	* Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 21, 2015 and incorporated herein by reference)
10.52
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting on December 15, 2017) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.53
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Retention Award Memorandum (Vesting February 2017) and Cash Retention Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.54
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting May 2018) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.61 to Cliffs’ Form 10-K for the period ended December 31, 2015 and incorporated herein by reference)

10.55
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting December 31, 2018) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.56
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) (Vesting December 31, 2018) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.57
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (EBITDA) (January 1, 20XX - December 31, 20XX) and Cash Incentive Award Agreement (EBITDA) (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.58
* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.59	* Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan (filed as Exhibit 4.4 to Cliffs’ Registration Statement on Form S-8 on August 20, 2015 and incorporated herein by reference)
10.60
** Pellet Sale and Purchase Agreement, dated and effective as of April 10, 2002, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Northshore Sales Company, International Steel Group Inc., ISG Cleveland Inc., and ISG Indiana Harbor Inc. (filed as Exhibit 10.84 to Cliffs’ Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.61
** First Amendment to Pellet Sale and Purchase Agreement, dated and effective December 16, 2004 by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company, Cliffs Sales Company (formerly known as Northshore Sales Company), International Steel Group Inc., ISG Cleveland Inc. and ISG Indiana Harbor (filed as Exhibit 10.85 to Cliffs’ Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.62
** 2011 Omnibus Agreement, dated as of April 8, 2011 and effective as of March 31, 2011, by and among ArcelorMittal USA LLC, as successor in interest to Ispat Inland Inc., ArcelorMittal Cleveland Inc. (formerly known as ISG Cleveland Inc.), ArcelorMittal Indiana Harbor LLC (formerly known as ISG Indiana Harbor Inc.) and Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company, Cliffs Mining Company, Northshore Mining Company and Cliffs Sales Company (formerly known as Northshore Sales Company) (filed as Exhibit 10(a) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

10.63
** Pellet Sale and Purchase Agreement, effective as of October 31, 2016, by and among Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company and ArcelorMittal USA LLC (filed as Exhibit 10.72 to Cliffs’ Registration Statement on Form S-1/A No. 333-212054 on August 4, 2016 and incorporated herein by reference)

10.64
Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

10.65
First Amendment to Syndicated Facility Agreement, dated as of June 17, 2016, to that certain Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)

12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 9, 2017 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of February 9, 2017 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of February 9, 2017 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer and Treasurer of Cliffs Natural Resources Inc., as of February 9, 2017 (filed herewith)

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