Form 10-Q
period 2017-03-31
CLIFFS NATURAL RESOURCES INC.
filed 2017-04-27
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
YES  ☒                                         NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 296,401,897 as of April 24, 2017.

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

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LTVSMC	LTV Steel Mining Company
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
SSR	System Support Resource
Tilden	Tilden Mining Company L.C.
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush	Wabush Mines Joint Venture
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$295.3	$323.4
Accounts receivable, net	61.1	128.7
Inventories	250.8	178.4
Supplies and other inventories	80.4	91.4
Loans to and accounts receivable from the Canadian Entities	49.0	48.6
Other current assets	76.6	54.1
TOTAL CURRENT ASSETS	813.2	824.6
PROPERTY, PLANT AND EQUIPMENT, NET	995.0	984.4
OTHER NON-CURRENT ASSETS	117.5	114.9
TOTAL ASSETS	$1,925.7	$1,923.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2017	December 31, 2016
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$91.1	$107.6
Accrued expenses	102.9	123.3
Accrued interest	19.7	40.2
Other current liabilities	95.6	120.0
TOTAL CURRENT LIABILITIES	309.3	391.1
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	279.1	280.5
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	198.2	193.9
LONG-TERM DEBT	1,642.9	2,175.1
OTHER LIABILITIES	199.2	213.8
TOTAL LIABILITIES	2,628.7	3,254.4
COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 400,000,000 shares (2016 - 400,000,000 shares);
Issued - 301,886,794 shares (2016 - 238,636,794 shares);
Outstanding - 296,398,149 shares (2016 - 233,074,091 shares)	37.7	29.8
Capital in excess of par value of shares	4,000.1	3,347.0
Retained deficit	(4,602.4)	(4,574.3)
Cost of 5,488,645 common shares in treasury (2016 - 5,562,703 shares)	(241.2)	(245.5)
Accumulated other comprehensive loss	(24.3)	(21.3)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(830.1)	(1,464.3)
NONCONTROLLING INTEREST	127.1	133.8
TOTAL DEFICIT	(703.0)	(1,330.5)
TOTAL LIABILITIES AND DEFICIT	$1,925.7	$1,923.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2017	2016
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$412.8	$275.6
Freight and venture partners' cost reimbursements	48.8	29.9
	461.6	305.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(365.9)	(274.6)
SALES MARGIN	95.7	30.9
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(25.7)	(28.2)
Miscellaneous - net	11.9	(3.0)
	(13.8)	(31.2)
OPERATING INCOME (EXPENSE)	81.9	(0.3)
OTHER INCOME (EXPENSE)
Interest expense, net	(42.8)	(56.8)
Gain (loss) on extinguishment/restructuring of debt	(71.9)	178.8
Other non-operating income	0.7	0.1
	(114.0)	122.1
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(32.1)	121.8
INCOME TAX BENEFIT (EXPENSE)	1.8	(7.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(30.3)	114.3
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	0.5	2.5
NET INCOME (LOSS)	(29.8)	116.8
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1.7	(8.8)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(28.1)	$108.0
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$(0.11)	$0.61
Discontinued operations	—	0.01
	$(0.11)	$0.62
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$(0.11)	$0.61
Discontinued operations	—	0.01
	$(0.11)	$0.62
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	265,164	171,677
Diluted	265,164	171,962
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2017	2016
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(28.1)	$108.0
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	4.7	5.4
Unrealized net gain (loss) on foreign currency translation	(12.7)	4.4
Unrealized net loss on derivative financial instruments, net of tax	—	(3.5)
OTHER COMPREHENSIVE INCOME (LOSS)	(8.0)	6.3
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	5.0	(0.6)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(31.1)	$113.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(29.8)	$116.8
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	23.2	35.2
(Gain) loss on extinguishment/restructuring of debt	71.9	(178.8)
Other	(16.9)	14.7
Changes in operating assets and liabilities:
Receivables and other assets	86.5	38.5
Inventories	(70.0)	(66.1)
Payables, accrued expenses and other liabilities	(90.0)	(86.8)
Net cash used by operating activities	(25.1)	(126.5)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(27.9)	(10.4)
Other investing activities	0.5	5.5
Net cash used by investing activities	(27.4)	(4.9)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	500.0	—
Debt issuance costs	(8.5)	(5.2)
Net proceeds from issuance of common shares	661.3	—
Repurchase of debt	(1,115.5)	—
Distributions of partnership equity	(8.7)	(11.1)
Repayment of equipment loans	—	(72.9)
Other financing activities	(5.6)	(4.2)
Net cash provided (used) by financing activities	23.0	(93.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1.4	(0.5)
DECREASE IN CASH AND CASH EQUIVALENTS	(28.1)	(225.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	323.4	285.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295.3	$59.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
We report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations as of March 31, 2017:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Indefinitely Idled
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of March 31, 2017 and December 31, 2016, our investment in Hibbing was $6.2 million and $8.7 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
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

The following represents the transaction gains and losses resulting from remeasurement for the three months ended March 31, 2017 and 2016:

	(In Millions)
	Three Months Ended March 31,
	2017	2016
Remeasurement of intercompany loans	$15.1	$0.4
Remeasurement of cash and cash equivalents	(1.2)	0.8
Other remeasurement	(0.3)	(2.4)
Net impact of transaction gains and (losses) resulting from remeasurement	13.6	(1.2)
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
Recent Accounting Pronouncements
Issued and Not Effective
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). The new standard requires the service cost component of pension and other postretirement benefit expenses to be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net benefit cost as defined by paragraphs 715-30-35-4 and 715-60-35-9 to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2017-07 will impact Statements of Unaudited Condensed Consolidated Operations by changing our classification of the components of pension cost; however, it will not impact our Net income (loss).
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first three months of 2017 or 2016.
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as extinguishment/restructuring of debt, foreign currency exchange remeasurement, impacts of discontinued operations, severance and contractor termination costs and intersegment corporate allocations of SG&A costs. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business and each operating segment are performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.

The following tables present a summary of our reportable segments for the three months ended March 31, 2017 and 2016, including a reconciliation of segment sales margin to Income (Loss) from Continuing Operations Before Income Taxes and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2017		2016
Revenues from product sales and services:
U.S. Iron Ore	$286.2	62%	$185.5	61%
Asia Pacific Iron Ore	175.4	38%	120.0	39%
Total revenues from product sales and services	$461.6	100%	$305.5	100%

Sales margin:
U.S. Iron Ore	$48.4		$13.2
Asia Pacific Iron Ore	47.3		17.7
Sales margin	95.7		30.9
Other operating expense	(13.8)		(31.2)
Other income (expense)	(114.0)		122.1
Income (loss) from continuing operations before income taxes	$(32.1)		$121.8

	(In Millions)
	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$(29.8)	$116.8
Less:
Interest expense, net	(42.8)	(56.8)
Income tax benefit (expense)	1.8	(7.6)
Depreciation, depletion and amortization	(23.2)	(35.2)
EBITDA	$34.4	$216.4
Less:
Gain (loss) on extinguishment/restructuring of debt	(71.9)	178.8
Foreign exchange remeasurement	13.6	(1.2)
Impact of discontinued operations	0.5	2.6
Severance and contractor termination costs	—	(0.1)
Adjusted EBITDA	$92.2	$36.3

EBITDA:
U.S. Iron Ore	$57.9	$41.4
Asia Pacific Iron Ore	51.4	22.3
Other	(74.9)	152.7
Total EBITDA	$34.4	$216.4

Adjusted EBITDA:
U.S. Iron Ore	$64.1	$46.1
Asia Pacific Iron Ore	53.8	23.0
Other	(25.7)	(32.8)
Total Adjusted EBITDA	$92.2	$36.3

	(In Millions)
	Three Months Ended March 31,
	2017	2016
Depreciation, depletion and amortization:
U.S. Iron Ore	$16.4	$26.9
Asia Pacific Iron Ore	4.7	6.8
Other	2.1	1.5
Total depreciation, depletion and amortization	$23.2	$35.2

Capital additions:
U.S. Iron Ore	$27.1	$4.5
Asia Pacific Iron Ore	0.2	—
Other	—	2.3
Total capital additions[1]	$27.3	$6.8

[1] Includes cash paid for capital additions of $27.9 million and $10.4 million and a decrease in non-cash accruals of $0.6 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2017	December 31, 2016
Assets:
U.S. Iron Ore	$1,440.6	$1,372.5
Asia Pacific Iron Ore	168.4	155.1
Total segment assets	1,609.0	1,527.6
Corporate	316.7	396.3
Total assets	$1,925.7	$1,923.9
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2017 and December 31, 2016:

	(In Millions)
	March 31, 2017			December 31, 2016
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$194.6	$26.3	$220.9	$124.4	$12.6	$137.0
Asia Pacific Iron Ore	14.6	15.3	29.9	23.6	17.8	41.4
Total	$209.2	$41.6	$250.8	$148.0	$30.4	$178.4

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of March 31, 2017 and December 31, 2016:

	(In Millions)
	March 31, 2017	December 31, 2016
Land rights and mineral rights	$500.7	$500.5
Office and information technology	65.8	65.1
Buildings	68.4	67.9
Mining equipment	595.8	592.2
Processing equipment	558.9	552.0
Electric power facilities	49.6	49.4
Land improvements	23.7	23.5
Asset retirement obligation	19.8	19.8
Other	28.4	28.1
Construction in-progress	69.8	42.8
	1,980.9	1,941.3
Allowance for depreciation and depletion	(985.9)	(956.9)
	$995.0	$984.4
We recorded depreciation and depletion expense of $22.6 million and $33.8 million in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2017 and March 31, 2016, respectively.
NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of March 31, 2017 and December 31, 2016:

($ in Millions)
March 31, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(7.4)	$(24.0)	$508.6
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.2)	88.5
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.4)	(0.1)	137.9
$500 Million 5.75% 2025 Senior Notes	5.75%	500.0	(8.3)	—	491.7
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.7
Long-term debt					$1,642.9

($ in Millions)
December 31, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(8.0)	$(25.7)	$506.3
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	65.7	284.2
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(5.8)	(85.2)	339.1
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.6)	(0.5)	224.5
$500 Million 4.80% 2020 Senior Notes	4.83%	236.8	(0.7)	(0.2)	235.9
$700 Million 4.875% 2021 Senior Notes	4.89%	309.4	(1.0)	(0.2)	308.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.9
Total debt					$2,192.6
Less current portion					17.5
Long-term debt					$2,175.1
$500 million 5.75% 2025 Senior Notes - 2017 Offering
On February 27, 2017, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance of $500 million aggregate principal amount of 5.75% Senior Notes due 2025 (the "5.75% Senior Notes"). The 5.75% Senior Notes were issued on February 27, 2017 in a private transaction exempt from the registration requirements of the Securities Act.
The 5.75% Senior Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2017. The 5.75% Senior Notes mature on March 1, 2025.
The 5.75% Senior Notes are general unsecured senior obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and rank senior in right of payment to all of our existing and future subordinated indebtedness. The 5.75% Senior Notes are effectively subordinated to our existing or future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 5.75% Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 5.75% Senior Notes.
The terms of the 5.75% Senior Notes are governed by an indenture, which contains customary covenants that, among other things, limit our and our subsidiaries' ability to create liens on property that secure indebtedness, enter into sale and leaseback transactions and merge, consolidate or amalgamate with another company. Upon the occurrence of a “change of control triggering event,” as defined in the indenture, we are required to offer to repurchase the 5.75% Senior Notes at 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.
We may redeem the 5.75% Senior Notes, in whole or in part, on or after March 1, 2020, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and prior to March 1, 2020, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. We may also redeem up to 35% of the aggregate principal amount of the 5.75% Senior Notes on or prior to March 1, 2020 at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings.

The 5.75% Senior Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding notes issued under the indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 5.75% Senior Notes. Debt issuance costs incurred of $8.5 million related to the offering of the 5.75% Senior Notes included in the Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2017.
Debt Extinguishment
The following is a summary of the debt extinguished during the three months ended March 31, 2017:

($ In Millions)
	Debt Extinguished	Gain (Loss) on Extinguishment[1]
Secured Notes
$218.5 Million 8.00% 2020 1.5 Lien Notes	$218.5	$45.1
$544.2 Million 7.75% 2020 Second Lien Notes	430.1	(104.5)
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	136.8	(7.8)
$500 Million 4.80% 2020 Senior Notes	114.4	(1.9)
$700 Million 4.875% 2021 Senior Notes	171.0	(2.8)
	$1,070.8	$(71.9)

[1] Includes write-off of undiscounted interest, unamortized discounts and debt issuance costs. In addition, we paid premiums of $44.7 million related to the redemption of our notes.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at March 31, 2017:

(In Millions)
Maturities of Debt
2017 (April 1 - December 31)	$—
2018	—
2019	—
2020	751.3
2021	138.4
2022	—
2023 and thereafter	798.4
Total maturities of debt	$1,688.1
ABL Facility
As of March 31, 2017 and December 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $256.3 million and $333.0 million, respectively, as a result of borrowing base limitations. As of March 31, 2017 and December 31, 2016, the principal amount of letter of credit obligations totaled $95.5 million and $106.0 million, respectively, to support business obligations primarily related to workers compensation and environmental obligations, thereby further reducing available borrowing capacity on our ABL Facility to $160.8 million and $227.0 million, respectively.

NOTE 6 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value at March 31, 2017 and December 31, 2016:

	(In Millions)
	March 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$90.0	$45.0	$—	$135.0
Derivative assets	—	—	59.4	59.4
Loans to and accounts receivable from the Canadian Entities	—	—	49.0	49.0
Total	$90.0	$45.0	$108.4	$243.4
Liabilities:
Derivative liabilities	$—	$—	$9.1	$9.1
Contingent liabilities	—	—	37.5	37.5
Total	$—	$—	$46.6	$46.6

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$177.0	$—	$—	$177.0
Derivative assets	—	1.5	31.6	33.1
Loans to and accounts receivable from the Canadian Entities	—	—	48.6	48.6
Total	$177.0	$1.5	$80.2	$258.7
Liabilities:
Derivative liabilities	$—	$—	$0.5	$0.5
Contingent liabilities	—	—	37.2	37.2
Total	$—	$—	$37.7	$37.7
Financial assets classified in Level 1 as of March 31, 2017 and December 31, 2016 include money market funds of $90.0 million and $177.0 million, respectively. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable. Level 2 assets included $45.0 million of commercial paper and $1.5 million of commodity hedge contracts at March 31, 2017 and December 31, 2016, respectively.

The Level 3 assets include amounts receivable from the Canadian Entities and derivative assets which consist of a freestanding derivative instrument related to certain supply agreements with one of our U.S Iron Ore customers and certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers.
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and were eliminated from our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $49.0 million and $48.6 million in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2017 and December 31, 2016, respectively, and are classified as Level 3 assets.
The supply agreements included in our Level 3 assets include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing at the time the product is consumed in the customer’s blast furnaces. We account for this provision as a derivative instrument at the time of sale and adjust this provision to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the annual realized price of hot-rolled coil steel at the steelmaker’s facilities and takes into consideration current market conditions and nonperformance risk. We had assets of $35.9 million and $21.3 million at March 31, 2017 and December 31, 2016, respectively, related to supply agreements.
The provisional pricing arrangements included in our Level 3 assets specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. We had assets of $23.5 million and $10.3 million at March 31, 2017 and December 31, 2016, respectively, related to provisional pricing arrangements.
Level 3 liabilities include guarantees backstopped by standby letters of credit for certain environmental obligations of the Canadian Entities. We have liabilities of $37.5 million and $37.2 million in our consolidated results, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2017 and December 31, 2016, respectively.
In addition, we have liabilities of $9.1 million and $0.5 million related to provisional pricing arrangements at March 31, 2017 and December 31, 2016, respectively.

The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at March 31, 2017	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate per dry metric ton (Weighted Average)

Provisional pricing arrangements	$23.5	Other current assets	Market Approach	Management's Estimate of Platts 62% Price	$79
				Hot-Rolled Coil Steel Estimate	$651
Provisional pricing arrangements	$9.1	Other current liabilities	Market Approach	Management's Estimate of Platts 62% Price	$79
Customer supply agreement	$35.9	Other current assets	Market Approach	Hot-Rolled Coil Steel Estimate	$520 - $630 ($575)
Loans to and accounts receivable from the Canadian Entities	$49.0	Loans to and accounts receivable from the Canadian Entities	*	*	N/A
Contingent liabilities	$37.5	Other liabilities	*	*	N/A

* To assess the fair value and recoverability of the amounts receivable from the Canadian Entities, we estimated the fair value of the underlying net assets of the Canadian Entities available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims. The recorded expenses include an accrual for the estimated probable loss related to claims that may be asserted against us. We are not able to estimate reasonably a range of possible losses in excess of the accrual because there are significant factual and legal issues to be resolved. Our estimates involve significant judgment. Our estimates are based on currently available information, an assessment of the validity of certain claims and estimated payments by the Canadian Entities.

The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements are management’s estimates of Platts 62% Price based upon current market data, index pricing, and the annual average steel pricing benchmark for hot-rolled coil, each of which include forward-looking estimates determined by management. Significant increases or decreases in these inputs would result in a significantly higher or lower fair value measurement, respectively.
The significant unobservable input used in the fair value measurement of our customer supply agreement is the customer's future hot-rolled coil steel price that is estimated based on current market data, analysts' projections, projections provided by the customer and forward-looking estimates determined by management. Significant increases or decreases in this input would result in a significantly higher or lower fair value measurement, respectively.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017 and 2016. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016.

	(In Millions)
	Level 3 Assets
	Three Months Ended March 31,
	2017	2016
Beginning balance	$80.2	$80.7
Total gains (losses)
Included in earnings	42.5	8.2
Settlements	(14.3)	(10.0)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$108.4	$78.9
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$33.2	$3.6

	(In Millions)
	Level 3 Liabilities
	Three Months Ended March 31,
	2017	2016
Beginning balance	$(37.7)	$(135.8)
Total gains (losses)
Included in earnings	(8.9)	(7.9)
Settlements	—	75.7
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance - March 31	$(46.6)	$(68.0)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(9.1)	$(0.8)
Gains and losses from derivative assets and liabilities, contingent liabilities and accounts receivables from the Canadian Entities are included in earnings and are reported in Product revenues, Miscellaneous - net, and Income from Discontinued Operations, net of tax, respectively, for the three months ended March 31, 2017 and 2016.

The carrying amount for certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at March 31, 2017 and December 31, 2016 were as follows:

		(In Millions)
		March 31, 2017		December 31, 2016
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
First Senior Lien Notes —$540 million	Level 1	$508.6	$583.9	$506.3	$595.0
1.5 Senior Lien Notes —$218.5 million	Level 2	—	—	284.2	229.5
Second Senior Lien Notes —$544.2 million	Level 1	—	—	339.1	439.7
Unsecured Notes
Senior Notes—$500 million	Level 1	491.7	486.3	—	—
Senior Notes—$400 million	Level 1	88.5	88.4	224.5	219.6
Senior Notes—$1.3 billion	Level 1	414.5	358.9	528.4	455.8
Senior Notes—$700 million	Level 1	137.9	134.3	308.2	283.1
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	1.7	1.7	1.9	1.9
Total long-term debt		$1,642.9	$1,653.5	$2,192.6	$2,224.6
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates.
NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans, primarily consisting of retiree healthcare benefits, to most employees in the United States as part of a total compensation and benefits program. We do not have employee retirement benefit obligations at our Asia Pacific Iron Ore operations. The defined benefit pension plans largely are noncontributory and benefits generally are based on a minimum formula or employees’ years of service and average earnings for a defined period prior to retirement.
The following are the components of defined benefit pension and OPEB costs and credits for the three months ended March 31, 2017 and 2016:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended March 31,
	2017	2016
Service cost	$4.8	$4.5
Interest cost	7.5	7.5
Expected return on plan assets	(13.5)	(13.7)
Amortization:
Prior service costs	0.6	0.5
Net actuarial loss	5.3	5.3
Net periodic benefit cost to continuing operations	$4.7	$4.1

Other Postretirement Benefits Credit

	(In Millions)
	Three Months Ended March 31,
	2017	2016
Service cost	$0.5	$0.4
Interest cost	2.1	2.3
Expected return on plan assets	(4.4)	(4.3)
Amortization:
Prior service credits	(0.7)	(0.9)
Net actuarial loss	1.2	1.4
Net periodic benefit credit to continuing operations	$(1.3)	$(1.1)
We made no pension contributions for the three months ended March 31, 2017 compared to pension contributions of $0.3 million for the three months ended March 31, 2016. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three months ended March 31, 2017 and March 31, 2016.
NOTE 8 - STOCK COMPENSATION PLANS
Employees’ Plans
During the first quarter of 2017, the Compensation and Organization Committee of the Board of Directors approved grants under the 2015 Equity Plan to certain officers and employees for the 2017 to 2019 performance period. Shares granted under the awards consisted of 0.6 million restricted share units and 0.6 million performance shares.
The restricted share units are subject to continued employment, are retention based, will vest December 31, 2019, and are payable in common shares at a time determined by the Committee at its discretion.
The performance shares are subject to continued employment, and each performance share, if earned, entitles the holder to receive common shares or cash within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation and Organization Committee. The performance share grants vest over a period of three years and are intended to be paid out in common shares. The performance awards granted have a performance condition that is measured on the basis of relative TSR for the period of January 1, 2017 to December 31, 2019 and measured against the constituents of the S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payouts will vary from zero to 200% of the original grant.
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
The expected term of the grant represents the time from the grant date to the end of the service period for each of the three plan-year agreements. We estimate the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds with a term commensurate with the remaining life of the performance period.

The following assumptions were utilized to estimate the fair value for the first quarter of 2017 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 21, 2017	$11.67	2.86	92.1%	1.51%	—%	$19.69	168.72%
NOTE 9 - INCOME TAXES
Our 2017 estimated annual effective tax rate before discrete items is approximately 5.4%. The annual effective tax rate differs from the U.S. statutory rate of 35% primarily due to the reversal of valuation allowance from operations in the current year and deductions for percentage depletion in excess of cost depletion related to U.S. operations. The 2016 estimated annual effective tax rate before discrete items at March 31, 2016 was 6.8%.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $1.7 million for the three months ended March 31, 2017 compared with $2.4 million for the three months ended March 31, 2016.
Future minimum payments under capital leases and non-cancellable operating leases at March 31, 2017 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2017 (April 1 - December 31)	$17.2	$5.3
2018	18.8	5.8
2019	10.4	3.0
2020	9.4	2.9
2021	8.7	3.0
2022 and thereafter	1.4	—
Total minimum lease payments	$65.9	$20.0
Amounts representing interest	11.8
Present value of net minimum lease payments[1]	$54.1

[1] The total is comprised of $18.0 million and $36.1 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2017.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $211.0 million and $206.8 million at March 31, 2017 and December 31, 2016, respectively. The following is a summary of the obligations as of March 31, 2017 and December 31, 2016:

	(In Millions)
	March 31, 2017	December 31, 2016
Environmental	$2.8	$2.8
Mine closure
U.S. Iron Ore[1]	190.9	187.8
Asia Pacific Iron Ore	17.3	16.2
Total mine closure	208.2	204.0
Total environmental and mine closure obligations	211.0	206.8
Less current portion	12.8	12.9
Long-term environmental and mine closure obligations	$198.2	$193.9

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
The following represents a roll forward of our asset retirement obligation liability for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	(In Millions)
	March 31, 2017	December 31, 2016
Asset retirement obligation at beginning of period	$204.0	$230.4
Accretion expense	3.6	14.0
Remediation payments	(0.3)	(2.2)
Exchange rate changes	0.9	(0.2)
Revision in estimated cash flows	—	(38.0)
Asset retirement obligation at end of period	$208.2	$204.0
For the year ended December 31, 2016, the revisions in estimated cash flows recorded during the year related primarily to revisions in the timing of the estimated cash flows related to two of our U.S. mines. The Empire mine asset retirement obligation was reduced $29.6 million as a result of the further refinement of the timing of cash flows and a downward revision of estimated asset retirement costs related to technology associated with required storm water management systems expected to be implemented. Additionally, during 2016, a new economic reserve estimate was completed for United Taconite, increasing salable product reserves by 115 million long tons and consequently significantly increasing the life-of-mine plan, resulting in a $9.2 million decrease in the asset retirement obligation.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill as of March 31, 2017 and December 31, 2016 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
The following table is a summary of intangible assets as of March 31, 2017 and December 31, 2016:

		(In Millions)
		March 31, 2017			December 31, 2016
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Permits	Other non-current assets	$78.7	$(25.1)	$53.6	$78.4	$(24.6)	$53.8
Total intangible assets		$78.7	$(25.1)	$53.6	$78.4	$(24.6)	$53.8
Amortization expense relating to intangible assets was $0.6 million for the three months ended March 31, 2017 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to intangible assets was $1.4 million for the comparable period in 2016. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.
NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2017 and December 31, 2016:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Customer supply agreement	Other current assets	35.9	Other current assets	21.3		—		—
Provisional pricing arrangements	Other current assets	23.5	Other current assets	10.3	Other current liabilities	9.1	Other current liabilities	0.5
Commodity contracts		—	Other current assets	1.5		—		—
Total derivatives not designated as hedging instruments under ASC 815		$59.4		$33.1		$9.1		$0.5
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreements
Most of our U.S. Iron Ore long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we historically have estimated the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they contain embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
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
We recognized a $17.8 million net gain in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2017 related to the supplemental payments. This compares with a net loss in Product revenues of $0.1 million for the comparable period in 2016. Other current assets, representing the fair value of the pricing factors, were $35.9 million and $21.3 million in the March 31, 2017 and December 31, 2016 Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is recorded initially at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. At March 31, 2017 and December 31, 2016, we recorded $23.5 million and $10.3 million, respectively, as Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. At March 31, 2017 and December 31, 2016, we recorded $9.1 million and $0.5 million, respectively, as Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net increase of $15.7 million and a net decrease of $1.5 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2017 and 2016.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2017 and 2016:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2017	2016
Customer supply agreement	Product revenues	17.8	(0.1)
Provisional pricing arrangements	Product revenues	15.7	(1.5)
Commodity contracts	Cost of goods sold and operating expenses	(1.3)	—
Total		$32.2	$(1.6)
Refer to NOTE 6 - FAIR VALUE MEASUREMENTS for additional information.

NOTE 14 - CAPITAL STOCK
Common Share Public Offering
On February 9, 2017, we issued 63.25 million common shares in an underwritten public offering. We received net proceeds of $661.3 million at a public offering price of $10.75 per common share. The net proceeds from the issuance of our common shares and our 5.75% Senior Notes were used to redeem in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020. The aggregate principal amount outstanding of debt redeemed was $648.6 million. Additionally, through tender offers, we purchased $422.2 million in principal debt, excluding unamortized discounts and deferred charges, of our 5.90% Senior Notes due 2020, our 4.80% Senior Notes due 2020 and our 4.875% Senior Notes due 2021.
NOTE 15 - SHAREHOLDERS' DEFICIT
The following table reflects the changes in shareholders' deficit attributable to both Cliffs and the noncontrolling interests primarily related to Tilden and Empire of which Cliffs owns 85% and 79%, respectively, for the three months ended March 31, 2017 and March 31, 2016:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2016	$(1,464.3)	$133.8	$(1,330.5)
Comprehensive loss
Net loss	(28.1)	(1.7)	(29.8)
Other comprehensive loss	(3.0)	(5.0)	(8.0)
Total comprehensive loss	(31.1)	(6.7)	(37.8)
Issuance of common shares	661.3	—	661.3
Stock and other incentive plans	4.0	—	4.0
March 31, 2017	$(830.1)	$127.1	$(703.0)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2015	$(1,981.4)	$169.8	$(1,811.6)
Comprehensive income
Net income	108.0	8.8	116.8
Other comprehensive income	5.7	0.6	6.3
Total comprehensive income	113.7	9.4	123.1
Issuance of common shares	5.4	—	5.4
Stock and other incentive plans	2.9	—	2.9
Distributions of partnership equity	—	(17.0)	(17.0)
Undistributed losses to noncontrolling interest	—	0.5	0.5
March 31, 2016	$(1,859.4)	$162.7	$(1,696.7)

The following table reflects the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ deficit for March 31, 2017 and March 31, 2016:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$(260.6)	$239.3	$(21.3)
Other comprehensive income (loss) before reclassifications	3.3	(12.7)	(9.4)
Net loss reclassified from accumulated other comprehensive income (loss)	6.4	—	6.4
March 31, 2017	$(250.9)	$226.6	$(24.3)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(0.1)	4.4	(3.4)	(0.6)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	6.3	—	—	—	6.3
March 31, 2016	$(236.6)	$—	$225.1	$(0.8)	$(12.3)
The following table reflects the details about Accumulated other comprehensive income (loss) components related to Cliffs shareholders’ deficit for the three months ended March 31, 2017:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2017	2016
Amortization of pension and postretirement benefit liability:
Prior service credits[1]	$(0.1)	$(0.4)
Net actuarial loss[1]	6.5	6.7
Total before taxes	6.4	6.3
	—	—	Income tax benefit (expense)
Total reclassifications for the period, net of tax	$6.4	$6.3

[1] These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (credit). See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - RELATED PARTIES
Two of our four operating U.S. iron ore mines and our indefinitely-idled Empire mine are co-owned joint ventures with companies that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. One of the joint venture partners is also our customer. The following is a summary of the mine ownership of these iron ore mines at March 31, 2017:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
ArcelorMittal has a unilateral right to put its interest in the Empire mine to us but has not exercised this right to date. Furthermore, as part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain minimum distributions of the partners’ equity amounts were required to be made on a quarterly basis beginning in the first quarter of 2015 and continued through January 2017.  The partnership dissolved on December 31, 2016, and the partners are in discussion regarding distribution of the remaining assets and/or equity interest, if any, in the partnership.  We paid $8.7 million in January 2017 related to 2016 distributions. During the three months ended March 31, 2016, we recorded distributions of $17.0 million under this agreement and paid distributions of $11.1 million related to 2015 distributions.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2017	2016
Product revenues from related parties	$118.5	$103.4
Total product revenues	412.8	275.6
Related party product revenue as a percent of total product revenue	28.7%	37.5%
Amounts due from related parties recorded in Accounts receivable, net were $9.1 million and $46.9 million at March 31, 2017 and December 31, 2016, respectively. Amounts including a customer supply agreement and provisional pricing arrangements recorded in Other current assets were $53.8 million and $26.8 million at March 31, 2017 and December 31, 2016, respectively. Additionally, at December 31, 2016 we had $8.7 million recorded in Other current liabilities, including provisional pricing arrangements and liabilities to related parties.
A supply agreement with one of our customers includes provisions for supplemental revenue or refunds based on the customer’s annual steel pricing for the year the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information.

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2017	2016
Income (Loss) from Continuing Operations	$(30.3)	$114.3
Loss (Income) from Continuing Operations Attributable to Noncontrolling Interest	1.7	(8.8)
Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders	$(28.6)	$105.5
Income from Discontinued Operations, net of tax	0.5	2.5
Net Income (Loss) Attributable to Cliffs Shareholders	$(28.1)	$108.0
Weighted Average Number of Shares:
Basic	265.2	171.7
Employee Stock Plans	—	0.3
Diluted	265.2	172.0
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$(0.11)	$0.61
Discontinued operations	—	0.01
	$(0.11)	$0.62
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$(0.11)	$0.61
Discontinued operations	—	0.01
	$(0.11)	$0.62
The diluted earnings per share calculation excludes 4.6 million of equity plan awards that were anti-dilutive for the three months ended March 31, 2017.
NOTE 18 - COMMITMENTS AND CONTINGENCIES
Contingencies
We are currently the subject of, or party to, various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material effect on our financial position, results of operations or cash flows. However, these claims and legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations for the period in which the ruling occurs or future periods. However, we do not believe that any pending claims or legal proceedings will result in a material liability in relation to our consolidated financial statements.
Currently, we have recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following legal matter:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. Should FERC award SSR costs based on retroactive surcharges and the amount of SSR compensation not be adjusted, our current estimate of the potential liability to the Empire and Tilden mines is $13.6 million, based on MISO's June 14, 2016 refund report (as revised in MISO's July 20, 2016 errata refund report) for the Escanaba, White Pine and Presque Isle SSRs.  We, however, continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit. As of March 31, 2017, this potential liability of $13.6 million is included in our Statements of Unaudited Condensed Consolidated Financial Position as part of Accrued expenses. On November 8, 2016, Tilden and Empire, along with various Michigan-aligned parties, filed petitions for review of FERC’s order regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. On January 27, 2017, Tilden, Empire and other appellants filed a motion to terminate further abeyance of briefing so that cost allocation issues could be heard earlier at the Court of Appeals than revenue requirement issues still pending at FERC, which motion was granted on April 4, 2017. We will continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
CCAA Proceedings
In January 2015, the Bloom Lake Group commenced CCAA proceedings. Effective January 27, 2015, following the CCAA filing of the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. As a result of this action, the CCAA protections granted to the Bloom Lake Group were extended to include the Wabush Group to facilitate the reorganization or divestiture of each of their businesses and operations.
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated from our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $49.0 million and $48.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position at March 31, 2017 and December 31, 2016, respectively.
We have liabilities of $37.5 million and $37.2 million including guarantees for certain environmental obligations of the Canadian Entities in our consolidated results, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, the majority of assets available to the estate have been liquidated. The CCAA proceedings are still ongoing and the Monitor is evaluating all claims into the estate including our related party claims. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the estate, including, if any, to Cliffs, and whether Cliffs could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.
After payment of sale expenses and taxes and repayment of the DIP financing, the net proceeds from the liquidation of assets and certain other divestitures by the Canadian Entities are currently being held by the Monitor, on behalf of the Canadian Entities, to fund the costs of the CCAA proceedings and for eventual distribution to creditors of the Canadian Entities pending further order of the Montreal Court.
NOTE 19 - SUBSEQUENT EVENTS
On March 24, 2017, we issued an irrevocable notice of redemption with respect to the $35.6 million aggregate principal amount of our outstanding 8.25% First Lien Notes due 2020. On April 24, 2017, $35.6 million aggregate principal amount of the 8.25% First Lien Notes due 2020 was redeemed with the remaining net proceeds from our first quarter common share offering resulting in a $5.0 million loss on extinguishment of debt related to the paid premiums and write off of unamortized discounts and debt issuance costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 as well as other publicly available information.
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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first three months of 2017, the U.S. produced approximately 20 million metric tons of crude steel or about 5% of total global crude steel production, which is up 4% when compared to the same period in 2016. U.S. total steel capacity utilization was approximately 73% in the first three months of 2017, which is an approximate 2% increase from the same period in 2016. Additionally, in the first three months of 2017, China produced approximately 201 million metric tons of crude steel, or approximately 49% of total global crude steel production. These figures represent an approximate 5% increase in Chinese crude steel production when compared to the same period in 2016. Through the first three months of 2017, global crude steel production increased about 6% compared to the same period in 2016.
Through the first three months of 2017, the Platts 62% Price reached its highest levels in two and a half years, indicating healthier supply/demand dynamics for the industry during the quarter. We believe this was the result of the more disciplined supply approach taken by the major iron ore producers in Australia and Brazil as well as improved demand from China as conditions in the steel industry were favorable. Despite the encouraging levels during the first quarter, we recognize the cyclicality of these supply and demand dynamics and that changes in behaviors of either the major iron ore producers or Chinese steelmakers could put pressure on iron ore prices for the near term. We have also noticed vastly improved demand for higher grade iron ore products, typically those of benchmark grade (62% iron content) and above, as Chinese mills put more emphasis on the more productive and environmentally friendly nature of these ores. We believe that the large amount of inventory at Chinese iron ore ports is mostly lower grade product and the mills will continue to favor benchmark quality ore, but that some level of destocking could put additional pressure on the Platts 62% Price.
The Platts 62% Price increased 77% to an average price of $86 per metric ton for the three months ended March 31, 2017 compared to the respective period of 2016. This represents the highest such quarterly average price since the third quarter of 2014. The spot price volatility impacts our realized revenue rates, particularly in our Asia Pacific Iron Ore business segment because its contracts correlate heavily to the Platts 62% Price, and, to a lesser extent, certain of our U.S. Iron Ore contracts.
Alongside the positive trend in iron ore during the quarter, the prices for hot-rolled coil steel also trended at multi-year highs as the supply/demand picture remains healthy for steelmakers. We continue to believe this is the result of favorable rulings in trade cases, which have substantially curbed the amount of unfairly traded steel imports entering the U.S. Throughout the remainder of 2017, we believe the market will remain healthy, as we have been satisfied with the enforcement of these trade cases and a healthy U.S. economy supports the demand for steel products.
For the three months ended March 31, 2017, our consolidated revenues were $461.6 million and net loss from continuing operations per diluted share was $0.11. This compares with consolidated revenues of $305.5 million and net income from continuing operations per diluted share of $0.61 for the comparable period in 2016. Net income from continuing operations was negatively impacted as a result of losses on extinguishment/restructuring of debt of $71.9 million and impacted positively as a result of gains on the extinguishment/restructuring of debt of $178.8 million for the three months ended March 31, 2017 and 2016, respectively.

Recent Developments
On February 9, 2017, we sold 63.25 million common shares at a public offering price of $10.75 per share, including 8.25 million common shares that the underwriter had an option to purchase. Net proceeds from the offering were $661.3 million.
On February 27, 2017, we issued $500 million aggregate principal amount of 5.75% Senior Notes due 2025, issued at par value. The notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries.
On March 15, 2017, we redeemed in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020. The aggregate principal amount outstanding of debt redeemed was $648.6 million. Additionally, through tender offers, we purchased $422.2 million aggregate principal amount, excluding unamortized discounts and deferred charges, of our 5.90% Senior Notes due 2020, our 4.80% Senior Notes due 2020 and our 4.875% Senior Notes due 2021.
On April 24, 2017, $35.6 million aggregate principal amount of the 8.25% First Lien Notes due 2020 were redeemed with the remaining net proceeds from our first quarter common share offering.
On February 22, 2017, our Board of Directors elected R. Christopher Cebula to assume the duties of Vice President, Corporate Controller and Chief Accounting Officer. Mr. Cebula most recently was our Senior Director; Corporate Planning & Analysis, a position he held since April 2013. He previously served as our Senior Director, Enterprise Risk Management (April 2010 to April 2013).
Business Segments
Our company’s primary continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Results of Operations – Consolidated
2017 Compared to 2016
The following is a summary of our consolidated results of operations for the three months ended March 31, 2017 and 2016:

	(In Millions)
	Three Months Ended March 31,
	2017	2016	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$461.6	$305.5	$156.1
Cost of goods sold and operating expenses	(365.9)	(274.6)	(91.3)
Sales margin	$95.7	$30.9	$64.8
Sales margin %	20.7%	10.1%	10.6%
Revenues from Product Sales and Services
Sales revenue for the three months ended March 31, 2017 increased $156.1 million, or 51.1%, from the comparable period in 2016, which primarily was attributable to an increase in sales volumes. Iron ore sales volumes from our U.S. Iron Ore operations increased 1,208 thousand long tons or an increase of $102.4 million in revenue, and our Asia Pacific Iron Ore operations increased 239 thousand metric tons or an increase in revenue of $9.8 million, for the three months ended March 31, 2017 compared to the prior-year period. In addition, our realized revenue rates increased 32.0% or $40.4 million during the first quarter of 2017 compared to the first quarter of 2016 for our Asia Pacific Iron Ore operations. Further, the favorable variance of $156.1 million includes $19.0 million related to freight reimbursements; however, these have an offsetting impact in Cost of goods sold and operating expenses and have no impact on sales margin. This increase was offset partially by a decrease in realized revenue rate of 5.4% or $15.3 million for our U.S. Iron Ore operations, which is a result of carryover pricing impacts and changes in customer mix.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the three months ended March 31, 2017 were $365.9 million, which represented an increase of $91.3 million or 33.2% from the comparable prior-year period. An increase in iron ore sales volumes increased costs by $86.1 million compared to the first quarter of 2016. Further, the unfavorable variance of $91.3 million includes $19.0 million related to freight reimbursements; however, these have an offsetting impact in Revenues from product sales and services and have no impact on sales margin. These increases in cost of goods sold were partially offset by a decrease in costs of $25.6 million due to having the United Taconite and Northshore mines idled during the prior-year period.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our revenue and operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three months ended March 31, 2017 and 2016:

	(In Millions)
	Three Months Ended March 31,
	2017	2016	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(25.7)	$(28.2)	$2.5
Miscellaneous - net	11.9	(3.0)	14.9
	$(13.8)	$(31.2)	$17.4
Selling, general and administrative expenses during the three months ended March 31, 2017 decreased by $2.5 million from the comparable period in 2016, primarily driven by a lease abandonment of a corporate office space in the prior year that resulted in an additional $2.1 million expense for the three months ended March 31, 2016.
The following is a summary of Miscellaneous - net for the three months ended March 31, 2017 and 2016:

	(In Millions)
	Three Months Ended March 31,
	2017	2016	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$13.6	$(1.2)	$14.8
Empire idle costs	(6.8)	—	(6.8)
Other	5.1	(1.8)	6.9
	$11.9	$(3.0)	$14.9
Miscellaneous - net increased by $14.9 million for the three months ended March 31, 2017 from the comparable period in 2016. For the three months ended March 31, 2017, there was an incremental favorable impact of $14.8 million due to the change in foreign exchange remeasurement of intercompany loans.

Other Income (Expense)
The following is a summary of other income (expense) for the three months ended March 31, 2017 and 2016:

	(In Millions)
	Three Months Ended March 31,
	2017	2016	Variance Favorable/ (Unfavorable)
Interest expense, net	$(42.8)	$(56.8)	$14.0
Gain (loss) on extinguishment/restructuring of debt	(71.9)	178.8	(250.7)
Other non-operating income	0.7	0.1	0.6
	$(114.0)	$122.1	$(236.1)
Interest expense for the three months ended March 31, 2017 was impacted favorably by $11.2 million versus the comparable prior-year period as a result of the debt restructuring activities that occurred during March 2016 and March 2017. These debt restructurings resulted in a net reduction of the outstanding principal balance of our senior notes.
The loss on extinguishment/restructuring of debt for the three months ended March 31, 2017 was $71.9 million, primarily related to the repurchase of certain of our senior notes and the redemption in full of all of our outstanding 1.5 Lien Notes and Second Lien Notes compared to $178.8 million related to the issuance of our 1.5 Lien Notes through the exchange offer on March 2, 2016.
Refer to NOTE 5- DEBT AND CREDIT FACILITIES for further discussion.
Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three months ended March 31, 2017 and 2016:

	(In Millions)
	Three Months Ended March 31,
	2017	2016	Variance
Income tax benefit (expense)	$1.8	$(7.5)	$9.3
Effective tax rate	5.6%	6.2%	(0.6)%

A reconciliation of the statutory rate to the effective tax rate for the three months ended March 31, 2017 is as follows:

	(In Millions)
	Three Months Ended March 31,
	2017		2016
Tax at U.S. statutory rate of 35%	$(11.2)	35.0%	$42.6	35.0%
Increases/(Decreases) due to:
Percentage depletion	4.5	(13.9)	(65.6)	(53.8)
State taxes	(0.4)	1.2	4.8	3.9
Impact of foreign operations	(0.7)	2.1	(0.3)	(0.3)
Impact of non-taxable noncontrolling interest	(0.1)	0.4	(18.7)	(15.3)
Valuation allowance build (reversal) on current year operations	6.2	(19.4)	40.9	33.6
Other items - net	—	(0.2)	3.6	2.9
Provision (benefit) for income tax and effective income tax rate before discrete items	(1.7)	5.2%	7.3	6.0%
Discrete Items:
Tax uncertainties	0.1	(0.4)	0.2	0.2
Prior-year adjustments made in current year	(0.2)	0.8	—	—
Provision (benefit) for income tax expense and effective income tax rate including discrete items	$(1.8)	5.6%	$7.5	6.2%
Our tax provision for the three months ended March 31, 2017 was a benefit of $1.8 million and a 5.6% effective tax rate compared with an expense of $7.5 million and a 6.2% effective tax rate for the comparable prior-year period. Although we are anticipating a tax expense for the full-year 2017, the application of our estimated annual effective tax rate of 5.4% against the year-to-date losses has resulted in a benefit as of March 31, 2017.
Our 2017 estimated annual effective tax rate before discrete items is 5.4%. This estimated annual effective tax rate differs from the U.S. statutory rate of 35% primarily due to the reversal of valuation allowance from operations in the current year and deductions for percentage depletion in excess of cost depletion related to U.S. operations.
Income (Loss) from Discontinued Operations, net of tax
During the three months ended March 31, 2017, we recorded a gain from discontinued operations of $0.5 million, net of tax, primarily from foreign currency remeasurement of our Loans to and accounts receivable from the Canadian Entities and from certain disputes related to the sale of our North American Coal segment. We recorded a gain from discontinued operations of $2.5 million, net of tax, for the three months ended March 31, 2016.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly-owned subsidiary at our Empire mining venture. The net loss attributable to the noncontrolling interest of the Empire mining venture was $1.7 million and net income of $8.8 million for the three months ended March 31, 2017 and 2016, respectively.

Results of Operations – Segment Information
We have historically evaluated segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income (loss) before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as extinguishment/restructuring of debt, foreign currency exchange remeasurement, impacts of discontinued operations, severance and contractor termination costs and intersegment corporate allocations of SG&A costs. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business and each operating segment are performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$(29.8)	$116.8
Less:
Interest expense, net	(42.8)	(56.8)
Income tax benefit (expense)	1.8	(7.6)
Depreciation, depletion and amortization	(23.2)	(35.2)
EBITDA	$34.4	$216.4
Less:
Gain (loss) on extinguishment/restructuring of debt	$(71.9)	$178.8
Foreign exchange remeasurement	13.6	(1.2)
Impact of discontinued operations	0.5	2.6
Severance and contractor termination costs	—	(0.1)
Adjusted EBITDA	$92.2	$36.3

EBITDA:
U.S. Iron Ore	$57.9	$41.4
Asia Pacific Iron Ore	51.4	22.3
Other	(74.9)	152.7
Total EBITDA	$34.4	$216.4

Adjusted EBITDA:
U.S. Iron Ore	$64.1	$46.1
Asia Pacific Iron Ore	53.8	23.0
Other	(25.7)	(32.8)
Total Adjusted EBITDA	$92.2	$36.3
EBITDA for the three months ended March 31, 2017 decreased $182.0 million on a consolidated basis from the comparable period in 2016. The period-over-period change primarily was driven by the impact from debt restructuring/extinguishment activities for the three months ended March 31, 2017 and 2016. Adjusted EBITDA increased $55.9 million for the three months ended March 31, 2017 from the comparable period in 2016. The increase primarily was attributable to the higher consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during the three months ended March 31, 2017 and 2016.

2017 Compared to 2016
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended March 31, 2017 and 2016:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$286.2	$185.5	$(15.3)	$102.4	$—	$13.6	$100.7
Cost of goods sold and operating expenses	(237.8)	(172.3)	(0.1)	(77.4)	25.6	(13.6)	(65.5)
Sales margin	$48.4	$13.2	$(15.4)	$25.0	$25.6	$—	$35.2

	Three Months Ended March 31,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$79.35	$83.87	$(4.52)	(5.4)%
Cash cost of goods sold and operating expense rate[1,2]	58.57	62.88	(4.31)	(6.9)%
Depreciation, depletion & amortization	5.26	14.08	(8.82)	(62.6)%
Total cost of goods sold and operating expenses rate	63.83	76.96	(13.13)	(17.1)%
Sales margin	$15.52	$6.91	$8.61	124.6%

Sales tons[3] (In thousands)	3,118	1,910
Production tons[3] (In thousands)
Total	5,814	4,913
Cliffs’ share of total	4,277	3,047

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons (2,240 pounds).
Sales margin for U.S. Iron Ore was $48.4 million for the three months ended March 31, 2017, compared with $13.2 million for the three months ended March 31, 2016. Sales margin per long ton increased 124.6% to $15.52 in the first three months of 2017 compared to the first three months of 2016. The increase compared to the prior-year period is attributable to an increase in revenue of $100.7 million partially offset by an increase in cost of goods sold and operating expenses of $65.5 million.
Revenue increased by $87.1 million during the three months ended March 31, 2017 compared to the prior-year period, excluding the freight and reimbursements increase of $13.6 million, predominantly due to:

•	Higher sales volumes of 1.2 million long tons, which resulted in increased revenues of $102.4 million primarily due to:

◦
Increased demand from a customer during the three months ended March 31, 2017, providing additional sales volume of 650 thousand long tons, following the termination of its contract in the fourth quarter of 2015 that was reinstated and became effective during the first quarter of 2017; and

◦	Increased demand from a customer during the three months ended March 31, 2017, providing additional sales volume of 600 thousand long tons, compared to the prior-year period when the customer had excess inventory volumes due to its idle of one of its facilities and additional contracted suppliers.

•
Partially offset by a decrease in the average year-to-date realized product revenue rate of $4.52 per long ton or 5.4% to $79.35 per long ton in three months ended March 31, 2017, which resulted in a decrease of $15.3 million compared to the prior-year period. The decline is a result of carryover pricing impacts from 2015 and 2016 and changes in customer mix. The majority of tons sold in the first quarter are from products shipped under the contract pricing for the prior year. Contracts that have been priced based on 2017 pricing have been favorable to prior year pricing due to higher benchmark iron ore and hot-rolled coil steel pricing.

Cost of goods sold and operating expenses increased $51.9 million during the three months ended March 31, 2017, excluding the freight and reimbursements increase of $13.6 million, compared to the same period in 2016, predominantly as a result of:

•	Increased sales volumes as discussed above resulted in increased costs of $77.4 million period-over-period.

•	Partially offset by decreased costs of $25.6 million or $13 per long ton due to having the United Taconite and Northshore mines idled during the prior-year period.
Production
Cliffs' share of production in its U.S. Iron Ore segment increased by 40.4% in the first three months of 2017 when compared to the same period in 2016. The increase in production volume primarily is attributable to the fully operating mining facilities compared to the various ongoing idled operations during the previous-year period. Our United Taconite operation was fully operating during the first three months of 2017, adding 1.2 million long tons of production, compared to being idled during the first three months of 2016. Secondly, our Northshore mining operations were fully operating during the first three months of 2017, adding 1.3 million long tons of production, compared to being idled during the first three months of 2016. These production gains were offset partially by the indefinite idle of the Empire mine, lowering production by 1 million long tons, compared to the prior-year period when the mine was operating.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended March 31, 2017 and 2016:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$175.4	$120.0	$40.4	$9.8	$(0.2)	$5.4	$55.4
Cost of goods sold and operating expenses	(128.1)	(102.3)	(5.3)	(8.7)	(6.4)	(5.4)	(25.8)
Sales margin	$47.3	$17.7	$35.1	$1.1	$(6.6)	$—	$29.6

	Three Months Ended March 31,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$54.35	$41.16	$13.19	32.0%
Cash cost of goods sold and operating expense rate[1,2]	37.27	32.42	4.85	15.0%
Depreciation, depletion & amortization	1.54	2.43	(0.89)	(36.6)%
Total cost of goods sold and operating expenses rate	38.81	34.85	3.96	11.4%
Sales margin	$15.54	$6.31	$9.23	146.3%

Sales tons[3] (In thousands)	3,043	2,804
Production tons[3] (In thousands)	2,671	2,808

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Metric tons (2,205 pounds).
Sales margin for Asia Pacific Iron Ore increased to $47.3 million for the three months ended March 31, 2017, compared with $17.7 million for the three months ended March 31, 2016. Sales margin per metric ton increased $9.23 per metric ton or 146.3% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase compared to the prior-year period primarily is attributable to an increase in revenue of $55.4 million, partially offset by an increase in cost of goods sold and operating expenses of $25.8 million.
Revenue increased $50.0 million in the three months ended March 31, 2017 compared to the prior-year period, excluding the freight and reimbursements increase of $5.4 million, predominantly due to:

•
The average year-to-date realized product revenue rate increased $13.19 per metric ton or 32.0% during the quarter ended March 31, 2017, compared to the same period in previous year, which resulted in an increase of $40.2 million, including the impact of foreign exchange. This increase is a result of:

◦	An increase in the Platts 62% Price positively affected the realized revenue rate by $36 per metric ton or $108 million;

◦
Partially offset by a decrease in revenue rate of $11 per metric ton or $33 million due to price adjustments to meet market competition to compensate for varying quality ores and a reduction in iron content;

◦	Timing of contract settlements and lag pricing compared to the prior year negatively affected the realized revenue rate by $8 per metric ton or $24 million; and

◦
Higher average Australia to Asia freight rates in the first quarter of 2017 compared to the prior-year period, which is a component in the formula pricing, unfavorably affected the revenue rate by $3 per metric ton or $9 million.

•
The sales volume increased by 239 thousand metric tons, or 8.5%, to 3.0 million metric tons in the first quarter of 2017 compared to the prior-year period. The increase in tons sold resulted in increased revenue of $9.8 million and was due to timing, as an additional shipment plus a partially loaded vessel was included in the first quarter of 2017 compared to the first quarter of 2016.

Cost of goods sold and operating expenses increased $20.4 million during the three months ended March 31, 2017 compared to the same period in 2016, excluding the freight and reimbursements increase of $5.4 million, predominantly as a result of:

•	Sales volume increased 239 thousand metric tons as discussed above and increased costs by $8.7 million;

•	Unfavorable foreign exchange rate variances of $6.4 million or $2 per metric ton; and

•	Production costs increased $5.3 million or $2 per metric ton due to increased mining costs driven by a higher strip ratio, partially offset by reduced rail and port rates.
Production
Production at our Asia Pacific Iron Ore mining complex during the three months ended March 31, 2017 decreased by 137 thousand metric tons when compared to the same period in 2016 due to adverse weather conditions.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are cash generated from our operating and financing activities. Our capital allocation decision-making process is focused on improving the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on the preservation of liquidity in our business through maximizing the cash generation of our operations as well as reducing operating costs, aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects, and managing SG&A expenses.
During the three months ended March 31, 2017, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet. During the quarter, we issued common shares in an underwritten public offering, which provided net proceeds of $661.3 million. Further, we issued $500.0 million aggregate principal amount of 5.75% Senior Notes due 2025. We used the net proceeds from these debt and equity offerings to redeem in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020 and to purchase other outstanding senior notes through tender offers. While significant progress has been made, we will continue to seek opportunities to reduce and/or refinance our existing indebtedness.
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
The following discussion summarizes the significant activities impacting our cash flows during the three months ended March 31, 2017 and 2016 as well as known expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities
Net cash used from operating activities was $25.1 million for the three months ended March 31, 2017, compared to net cash used from operating activities of $126.5 million for the same period in 2016. The decrease in cash used from operating activities in the first three months of 2017 was primarily due to the better operating results previously discussed related to both the U.S. Iron Ore and Asia Pacific Iron Ore operating segments and improved cash flows from working capital. The working capital improvement for the first three months of 2017 versus the first three months of 2016 was driven by the collections of our prior-year accounts receivable balances.
We believe we have sufficient capital resources for the next 12 months to support our operations and other financial obligations through cash generated from operations and our financing arrangements augmented by our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at March 31, 2017 was $212.0 million, or approximately 71.8% of our consolidated total cash and cash equivalents balance of $295.3 million.
Investing Activities
Net cash used by investing activities was $27.4 million for the three months ended March 31, 2017, compared with $4.9 million for the comparable period in 2016. We spent approximately $6 million and $10 million globally on expenditures related to sustaining capital during the three months ended March 31, 2017 and 2016, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health. Additionally, during the first three months of 2017, we spent approximately $22 million on our capital project to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements. Comparatively, we had no spend on the Mustang project during the first three months of 2016 and have spent a total of approximately $53 million on the project to date.
In alignment with our strategy to focus on allocating capital among key priorities related to liquidity management and business investment, we anticipate total cash used for capital expenditures during the next twelve months to be between $100 million and $110 million, the vast majority of which relates to our U.S. Iron Ore operations. Included within this estimate, we expect to spend an additional $25 million in 2017 in order to complete the Mustang project.
Financing Activities
Net cash provided by financing activities in the first three months of 2017 was $23.0 million, compared to $93.4 million used by financing activities for the comparable period in 2016. Net cash provided by financing activities included an equity offering, generating net proceeds of $661.3 million. Additionally, we issued $500.0 million aggregate principal amount of 5.75% Senior Notes due 2025, which provided further net proceeds of approximately $492 million. The proceeds from these offerings were used to redeem in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020 and to purchase certain other outstanding senior notes through tender offers. The total debt redeemed and purchased through tender offers during the first quarter of 2017 was $1,115.5 million. Net cash used by financing activities in the first three months of 2016 primarily related to payments on equipment loans of $72.9 million and distributions of partnership equity of $11.1 million.
Capital Resources
The following represents a summary of key liquidity measures as of March 31, 2017 and December 31, 2016:

	(In Millions)
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$295.3	$323.4
Available borrowing base on ABL Facility[1]	256.3	333.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(95.5)	(106.0)
Borrowing capacity available	$160.8	$227.0

[1] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $295.3 million as of March 31, 2017, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us $456.1 million in liquidity entering the second quarter of 2017, which is expected to be adequate to fund operations, letter of credit obligations, sustaining capital expenditures and other cash commitments for at least the next 12 months.
As of March 31, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. If it were to be necessary, we have the capability to issue additional unsecured notes and subject to the limitations set forth in our existing debt indentures, additional secured indebtedness. However, available capacity of these notes could be limited by market conditions.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump and iron ore fines. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and hot-rolled coil. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. The other important metric in our price realizations in the U.S. is the price for hot-rolled coil steel, which can fluctuate due to similar factors.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At March 31, 2017, we had derivative assets and liabilities of $23.5 million and $9.1 million, respectively, reflected as part of our U.S. Iron Ore and Asia Pacific Iron Ore segment revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the March 31, 2017 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $9 million, respectively, for our Asia Pacific Iron Ore segment. Additionally, for our U.S. Iron Ore segment, one customer's supply agreement has a pricing mechanism based on 2017 hot-rolled coil steel index pricing in addition to the Platts 62% Price. In this case, a $75 positive or negative change in the hot-rolled coil steel index pricing would cause the fair value of the derivative instrument to increase or decrease by approximately $5 million, respectively, thereby impacting our consolidated revenues by the same amount. Further, we estimate that if the average Platts 62% Price during the remaining nine months of 2017 is $10 higher or lower than the March 31, 2017 estimated price, this would cause the fair value of the derivative instrument to increase or decrease by approximately $4 million, respectively, for our U.S. Iron Ore segment.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, most of our Asia Pacific Iron Ore supply agreements are short-term in nature and therefore do not expose us to long-term risk.

Customer Supply Agreements
A certain supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds based on the customer’s average annual hot-rolled coil steel pricing at the time the product is consumed in the customer’s blast furnace. In the new contract that commences in 2017, this supplemental revenue and refund data source changes from the customer's average annual steel price to an indexed hot-rolled coil steel price. At March 31, 2017, we had derivative assets of $35.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price related to the period in which the long tons are expected to be consumed in the customer’s blast furnace at each respective steelmaking facility, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the customer's average hot-rolled coil steel price realized from the March 31, 2017 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $15 million, respectively, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important issue affecting our production costs at our iron ore operations. Our consolidated U.S. Iron Ore mining ventures consumed 4.3 million MMBtu’s of natural gas at an average delivered price of $4.25 per MMBtu, excluding the natural gas hedge impact or $4.48 per MMBtu net of the natural gas hedge impact during the first three months of 2017. Additionally, our consolidated U.S. Iron Ore mining ventures consumed 5.4 million gallons of diesel fuel at an average delivered price of $1.77 per gallon, excluding the diesel fuel hedge impact or $1.83 per gallon net of the diesel fuel hedge impact during the first three months of 2017. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was 2.8 million gallons at an average delivered price of $1.73 per gallon for the same period.
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
Our strategy to address increasing natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the first quarter of 2017. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10% change in natural gas and diesel fuel prices would result in a change of $8.2 million in our annual fuel and energy cost based on expected consumption for 2017. However, due to our regulated electrical contracts with our suppliers, we have a reduced risk compared to market based electricity rates.
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

Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian currency.
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
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of March 31, 2017, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
Based on the assumption that iron ore and steel prices will average for the remainder of 2017 their respective April month-to-date averages, we expect to generate approximately $380 million of net income and $700 million of adjusted EBITDA for the full-year 2017 (See Non-GAAP Reconciliation - EBITDA and Adjusted EBITDA Outlook below for reconciliation). This new outlook incorporates revised assumptions around Asia Pacific Iron Ore revenue realizations, which are impacted by the lower IODEX price, larger iron ore content discounts and lower lump premiums.
Segment Outlook

	2017 Outlook Summary
Per Sales Ton Information	U.S. Iron Ore[1]	Asia Pacific Iron Ore[2]
Cost of goods sold and operating expense rate	$70 - $75	$37 - $42
Less:
Freight and venture partners' cost reimbursements expense rate[3]	$11	$2
Depreciation, depletion & amortization rate	$4	$1
Cash cost of goods sold and operating expense rate	$55 - $60	$34 - $39

Sales volume (million tons)	19.0	11.5
Production volume (million tons)	19.0	11.5

1 U.S. Iron Ore tons are reported in long tons of pellets.
[2] Asia Pacific Iron Ore tons are reported in metric tons of lump and fines.
[3] The freight and venture partners' cost reimbursements have offsetting amounts in revenue and have no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
Our full-year sales and production volumes expectation is unchanged at approximately 19 million long tons.
Our full-year 2017 U.S. Iron Ore cash cost of goods sold and operating expense expectation is unchanged at $55 - $60 per long ton.

Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
Our full-year 2017 Asia Pacific Iron Ore expected sales and production volume is unchanged at 11.5 million tons. The product mix is expected to contain 50 percent lump ore and 50 percent fines.
Based on a full-year average exchange rate of $0.75 U.S. Dollar to Australian Dollar, our full-year 2017 cash cost of goods sold and operating expense expectation is unchanged at $34 - $39 per metric ton.
SG&A Expenses and Other Expectations
The full-year 2017 SG&A expenses expectation of approximately $100 million is unchanged. We also note that of the $100 million expectation, approximately $25 million is considered non-cash.
Our full-year 2017 interest expense is expected to be approximately $135 million, a $40 million dollar reduction compared to our previous expectation of $175 million. Of this $135 million, approximately $20 million is expected to be non-cash.
Capital Budget Update
Our full-year 2017 capital expenditures budget is unchanged at $105 million.
Non-GAAP Reconciliation - EBITDA and Adjusted EBITDA Outlook
In addition to the consolidated financial statements presented in accordance with U.S. GAAP, we have presented adjusted EBITDA on a segment basis, and both EBITDA and adjusted EBITDA on a consolidated basis. EBITDA and Adjusted EBITDA are non-GAAP financial measures that management uses in evaluating operating performance. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with U.S. GAAP. The presentation of these measures may be different from non-GAAP financial measures used by other companies. A reconciliation of these consolidated measures to their most directly comparable GAAP measures is provided in the table below.

(In Millions)
Year Ending December 31,
2017
Net Income (Loss)	$380.0
Less:
Interest expense, net	(135.0)
Income tax benefit (expense)	(27.2)
Depreciation, depletion and amortization	(100.0)
EBITDA	$642.2

Less*:
Gain (loss) on extinguishment/restructuring of debt	$(71.9)
Foreign exchange remeasurement	13.6
Impact of discontinued operations	0.5
Adjusted EBITDA	$700.0
*Adjustments to EBITDA are unpredictable by nature and thus cannot be forecasted beyond March 31, 2017.

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
Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long/metric ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements for the three months ended March 31, 2017 and 2016.

	(In Millions)
	Three Months Ended March 31,			Three Months Ended March 31,
	2017			2016
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(237.8)	$(128.1)	$(365.9)	$(172.3)	$(102.3)	$(274.6)
Less:
Freight and reimbursements	(38.8)	(10.0)	(48.8)	(25.3)	(4.6)	(29.9)
Depreciation, depletion & amortization	(16.4)	(4.7)	(21.1)	(26.9)	(6.8)	(33.7)
Cash cost of goods sold and operating expenses	$(182.6)	$(113.4)	$(296.0)	$(120.1)	$(90.9)	$(211.0)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2016, and in the Management's Discussion and Analysis section of this report.

Item 4.	Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
Bluestone Litigation. On April 7, 2017, Cliffs Natural Resources Inc. was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia.  The Amended Complaint alleges that the defendants deviated from plans authorized by plaintiffs and MSHA in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine.  Plaintiffs further allege negligence and trespass in the drilling of the borehole and claim compensatory and punitive damages due to flooding.  Cliffs denies it has any liability in connection with plaintiffs' claims and intends to vigorously defend the lawsuit.
ERISA Litigation. On May 14, 2015, a lawsuit was filed in the U.S. District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cliffs Natural Resources Inc. et al., No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cliffs Natural Resources Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers. Plaintiff amended the complaint to name as defendants additional current and former employees who served on the investment committee. The suit alleges that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cliffs Natural Resources Inc. stock as a Plan investment option during the class period. The relief sought includes a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the alleged breaches of fiduciary duties. The lawsuit has been referred to our insurance carriers. On April 1, 2016, the Court granted defendants' motion to dismiss the lawsuit, which dismissal the Sixth Circuit Court of Appeals affirmed on April 7, 2017.
Michigan Electricity Matters. See NOTE 18 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the FERC proceedings to determine, among other things, allocation of SSR costs, whether retroactive surcharges are permissible and the total amount of SSR compensation, all of which is currently subject to appeal. Such description is incorporated by reference into this Item 1 by reference.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2017	892	$8.41	—	$—
February 1 - 28, 2017	31,278	$11.49	—	$—
March 1 - 31, 2017	—	$—	—	$—
	32,170	$11.40	—	$—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our core values and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills and attitudes. We believe that through these policies we have developed an effective safety management system.
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 51.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller and Chief Accounting Officer

Date:	April 27, 2017

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1
Indenture between Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee, dated February 27, 2017, including Form of 5.75% Senior Notes due 2025 (filed herewith)

4.2
Registration Rights Agreement, by and among Cliffs Natural Resources Inc., each of the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Several Initial Purchasers, dated February 27, 2017 (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 27, 2017 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of April 27, 2017 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of April 27, 2017 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer & Treasurer of Cliffs Natural Resources Inc., as of April 27, 2017 (filed herewith)

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