Form 10-Q
period 2017-06-30
CLIFFS NATURAL RESOURCES INC.
filed 2017-07-27
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 296,506,003 as of July 24, 2017.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cliffs Natural Resources Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” or "CAD" to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
A&R 2015 Equity Plan	Amended and Restated Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan
ABL Facility
Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are parties hereto, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent party hereto, as Borrowers dated as of March 30, 2015, as amended

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct reduced-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
Long ton	2,240 pounds
LTVSMC	LTV Steel Mining Company
MACT	Maximum achievable control technology
Metric ton	2,205 pounds
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
SSR	System Support Resource
Tilden	Tilden Mining Company L.C.
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321.5	$323.4
Accounts receivable, net	76.7	128.7
Inventories	287.6	178.4
Supplies and other inventories	83.6	91.4
Loans to and accounts receivable from the Canadian Entities	50.1	48.6
Other current assets	88.8	54.1
TOTAL CURRENT ASSETS	908.3	824.6
PROPERTY, PLANT AND EQUIPMENT, NET	999.1	984.4
OTHER NON-CURRENT ASSETS	122.7	114.9
TOTAL ASSETS	$2,030.1	$1,923.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cliffs Natural Resources Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2017	December 31, 2016
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$111.7	$107.6
Accrued expenses	112.8	123.3
Accrued interest	30.7	40.2
Contingent claims	50.0	—
Other current liabilities	108.1	120.0
TOTAL CURRENT LIABILITIES	413.3	391.1
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	276.1	280.5
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	201.9	193.9
LONG-TERM DEBT	1,611.8	2,175.1
OTHER LIABILITIES	193.7	213.8
TOTAL LIABILITIES	2,696.8	3,254.4
COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2016 - 400,000,000 shares);
Issued - 301,886,794 shares (2016 - 238,636,794 shares);
Outstanding - 296,496,321 shares (2016 - 233,074,091 shares)	37.7	29.8
Capital in excess of par value of shares	3,999.7	3,347.0
Retained deficit	(4,570.6)	(4,574.3)
Cost of 5,390,473 common shares in treasury (2016 - 5,562,703 shares)	(236.5)	(245.5)
Accumulated other comprehensive loss	(19.4)	(21.3)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(789.1)	(1,464.3)
NONCONTROLLING INTEREST	122.4	133.8
TOTAL DEFICIT	(666.7)	(1,330.5)
TOTAL LIABILITIES AND DEFICIT	$2,030.1	$1,923.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$512.0	$452.8	$924.8	$728.4
Freight and venture partners' cost reimbursements	57.3	43.4	106.1	73.3
	569.3	496.2	1,030.9	801.7
COST OF GOODS SOLD AND OPERATING EXPENSES	(424.2)	(404.7)	(790.1)	(679.3)
SALES MARGIN	145.1	91.5	240.8	122.4
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(27.5)	(22.5)	(53.2)	(50.7)
Miscellaneous - net	(3.0)	5.7	8.9	2.7
	(30.5)	(16.8)	(44.3)	(48.0)
OPERATING INCOME	114.6	74.7	196.5	74.4
OTHER INCOME (EXPENSE)
Interest expense, net	(31.4)	(50.7)	(74.2)	(107.5)
Gain (loss) on extinguishment/restructuring of debt	(4.9)	3.6	(76.8)	182.4
Other non-operating income	0.8	0.2	1.5	0.3
	(35.5)	(46.9)	(149.5)	75.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	79.1	27.8	47.0	149.6
INCOME TAX BENEFIT (EXPENSE)	(2.6)	2.1	(0.8)	(5.4)
INCOME FROM CONTINUING OPERATIONS	76.5	29.9	46.2	144.2
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(46.4)	(0.4)	(45.9)	2.1
NET INCOME	30.1	29.5	0.3	146.3
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	1.7	(16.7)	3.4	(25.5)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$31.8	$12.8	$3.7	$120.8
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.26	$0.07	$0.18	$0.67
Discontinued operations	(0.16)	—	(0.16)	0.01
	$0.10	$0.07	$0.02	$0.68
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.26	$0.07	$0.17	$0.67
Discontinued operations	(0.15)	—	(0.16)	0.01
	$0.11	$0.07	$0.01	$0.68
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	296,070	182,330	280,617	177,003
Diluted	300,711	184,557	285,247	178,305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$31.8	$12.8	$3.7	$120.8
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	6.7	6.5	11.4	11.9
Unrealized net gain (loss) on foreign currency translation	(1.4)	(2.7)	(14.1)	1.7
Unrealized net gain (loss) on derivative financial instruments, net of tax	—	0.2	—	(3.3)
OTHER COMPREHENSIVE INCOME (LOSS)	5.3	4.0	(2.7)	10.3
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(0.4)	(0.7)	4.6	(1.3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$36.7	$16.1	$5.6	$129.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cliffs Natural Resources Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$0.3	$146.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	44.8	62.1
(Gain) loss on extinguishment/restructuring of debt	76.8	(182.4)
(Gain) loss on deconsolidation	48.6	(4.1)
Other	(8.3)	5.2
Changes in operating assets and liabilities:
Receivables and other assets	68.3	103.6
Inventories	(106.6)	(52.2)
Payables, accrued expenses and other liabilities	(56.1)	(97.8)
Net cash provided (used) by operating activities	67.8	(19.3)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(49.4)	(20.2)
Other investing activities	1.1	5.9
Net cash used by investing activities	(48.3)	(14.3)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	500.0	—
Debt issuance costs	(8.5)	(5.2)
Net proceeds from issuance of common shares	661.3	—
Repurchase of debt	(1,154.0)	—
Distributions of partnership equity	(8.7)	(28.1)
Repayment of equipment loans	—	(95.6)
Borrowings under credit facilities	—	105.0
Repayment under credit facilities	—	(105.0)
Other financing activities	(13.9)	(13.6)
Net cash used by financing activities	(23.8)	(142.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.4	(0.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(1.9)	(177.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	323.4	285.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321.5	$108.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cliffs Natural Resources Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
We report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries, including the following operations as of June 30, 2017:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden	Michigan	85.0%	Iron Ore	Active
Empire	Michigan	79.0%	Iron Ore	Indefinitely Idled
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of June 30, 2017 and December 31, 2016, our investment in Hibbing was $6.5 million and $8.7 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of our Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of our Australian subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, including short-term intercompany loans, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous - net in the Statements of Unaudited Condensed Consolidated Operations.

The following represents the transaction gains and losses resulting from remeasurement for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Remeasurement of short-term intercompany loans	$1.5	$(0.1)	$16.6	$0.2
Remeasurement of cash and cash equivalents	(0.5)	0.5	(1.7)	1.5
Other remeasurement	(1.0)	(0.2)	(1.3)	(2.6)
Net impact of transaction gains and (losses) resulting from remeasurement	—	0.2	13.6	(0.9)
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
Recent Accounting Pronouncements
Issued and Not Effective
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires the service cost component of pension and other postretirement benefit expenses to be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net benefit cost as defined by paragraphs 715-30-35-4 and 715-60-35-9 to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU No. 2017-07 will impact Statements of Unaudited Condensed Consolidated Operations by changing our classification of the components of pension and OPEB costs; however, it will not impact our Net Income.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures. Based on our analysis to date, we anticipate the largest impact will be the balance sheet recognition of operating leases.
In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers. The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Reporting entities must prepare new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets. At issuance, ASU No. 2014-09 was effective starting in 2017 for calendar-year public entities, and interim periods within that year. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted. As of June 30, 2017, we have completed the initial evaluation of the new standard and the related review and assessment of a representative sample of existing contracts with our customers. We determined, on a preliminary basis, that the timing and pattern of revenue recognition for our U.S. Iron Ore contracts will likely change; however, the total amount of revenue recognized during the year should remain substantially the same as under current GAAP. We do not anticipate any significant changes in the timing and pattern of revenue recognition for our Asia Pacific Iron Ore contracts. We anticipate utilizing the modified retrospective transition method. Based on our analysis to date, we anticipate the primary impact of the adoption on our consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first six months of 2017 or 2016.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as extinguishment/restructuring of debt, foreign currency exchange remeasurement, impacts of discontinued operations, severance and contractor termination costs and intersegment corporate allocations of SG&A costs. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business and each operating segment are performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
The following tables present a summary of our reportable segments for the three and six months ended June 30, 2017 and 2016, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and a reconciliation of Net Income to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenues from product sales and services:
U.S. Iron Ore	$471.3	83%	$361.7	73%	$757.5	73%	$547.2	68%
Asia Pacific Iron Ore	98.0	17%	134.5	27%	273.4	27%	254.5	32%
Total revenues from product sales and services	$569.3	100%	$496.2	100%	$1,030.9	100%	$801.7	100%

Sales margin:
U.S. Iron Ore	$144.2		$70.0		$192.6		$83.2
Asia Pacific Iron Ore	0.9		21.5		48.2		39.2
Sales margin	145.1		91.5		240.8		122.4
Other operating expense	(30.5)		(16.8)		(44.3)		(48.0)
Other income (expense)	(35.5)		(46.9)		(149.5)		75.2
Income from continuing operations before income taxes	$79.1		$27.8		$47.0		$149.6

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$30.1	$29.5	$0.3	$146.3
Less:
Interest expense, net	(31.4)	(50.7)	(74.2)	(107.5)
Income tax benefit (expense)	(2.6)	2.1	(0.8)	(5.4)
Depreciation, depletion and amortization	(21.6)	(26.9)	(44.8)	(62.1)
EBITDA	$85.7	$105.0	$120.1	$321.3
Less:
Gain (loss) on extinguishment/restructuring of debt	(4.9)	3.6	(76.8)	182.4
Foreign exchange remeasurement	—	0.2	13.6	(0.9)
Impact of discontinued operations	(46.4)	(0.4)	(45.9)	2.1
Severance and contractor termination costs	—	—	—	(0.1)
Adjusted EBITDA	$137.0	$101.6	$229.2	$137.8

EBITDA:
U.S. Iron Ore	$155.0	$94.1	$212.9	$135.5
Asia Pacific Iron Ore	1.2	26.1	52.6	48.4
Other	(70.5)	(15.2)	(145.4)	137.4
Total EBITDA	$85.7	$105.0	$120.1	$321.3

Adjusted EBITDA:
U.S. Iron Ore	$161.5	$97.2	$225.6	$143.3
Asia Pacific Iron Ore	3.0	26.5	56.8	49.5
Other	(27.5)	(22.1)	(53.2)	(55.0)
Total Adjusted EBITDA	$137.0	$101.6	$229.2	$137.8

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation, depletion and amortization:
U.S. Iron Ore	$16.7	$19.4	$33.1	$46.3
Asia Pacific Iron Ore	3.3	6.1	8.0	12.9
Other	1.6	1.4	3.7	2.9
Total depreciation, depletion and amortization	$21.6	$26.9	$44.8	$62.1

Capital additions:
U.S. Iron Ore	$24.6	$9.2	$51.7	$13.7
Asia Pacific Iron Ore	0.6	—	0.8	—
Other	—	2.1	—	4.4
Total capital additions[1]	$25.2	$11.3	$52.5	$18.1

[1] Includes cash paid for capital additions of $49.4 million and $20.2 million and an increase in non-cash accruals of $3.1 million and a decrease in non-cash accruals of $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2017	December 31, 2016
Assets:
U.S. Iron Ore	$1,525.9	$1,372.5
Asia Pacific Iron Ore	157.7	155.1
Total segment assets	1,683.6	1,527.6
Corporate	346.5	396.3
Total assets	$2,030.1	$1,923.9
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017 and December 31, 2016:

	(In Millions)
	June 30, 2017			December 31, 2016
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$238.3	$14.3	$252.6	$124.4	$12.6	$137.0
Asia Pacific Iron Ore	22.7	12.3	35.0	23.6	17.8	41.4
Total	$261.0	$26.6	$287.6	$148.0	$30.4	$178.4

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of June 30, 2017 and December 31, 2016:

	(In Millions)
	June 30, 2017	December 31, 2016
Land rights and mineral rights	$500.7	$500.5
Office and information technology	66.0	65.1
Buildings	71.8	67.9
Mining equipment	600.1	592.2
Processing equipment	621.5	552.0
Electric power facilities	54.0	49.4
Land improvements	23.8	23.5
Asset retirement obligation	19.7	19.8
Other	28.7	28.1
Construction in-progress	19.8	42.8
	2,006.1	1,941.3
Allowance for depreciation and depletion	(1,007.0)	(956.9)
	$999.1	$984.4
We recorded depreciation and depletion expense of $21.2 million and $43.8 million in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2017, respectively. This compares with depreciation and depletion expense of $25.7 million and $59.5 million for the three and six months ended June 30, 2016, respectively.
NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of June 30, 2017 and December 31, 2016:

(In Millions)
June 30, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$504.4	$(6.3)	$(20.7)	$477.4
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.2)	88.5
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.4)	(0.1)	137.9
$500 Million 5.75% 2025 Senior Notes	5.75%	500.0	(8.1)	—	491.9
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.6
Long-term debt					$1,611.8

(In Millions)
December 31, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(8.0)	$(25.7)	$506.3
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	65.7	284.2
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(5.8)	(85.2)	339.1
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.6)	(0.5)	224.5
$500 Million 4.80% 2020 Senior Notes	4.83%	236.8	(0.7)	(0.2)	235.9
$700 Million 4.875% 2021 Senior Notes	4.89%	309.4	(1.0)	(0.2)	308.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.9
Total debt					$2,192.6
Less current portion					17.5
Long-term debt					$2,175.1
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

The 5.75% Senior Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency and failure to pay certain judgments. An event of default under the indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding notes issued under the indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 5.75% Senior Notes. Debt issuance costs of $8.5 million were incurred related to the offering of the 5.75% Senior Notes, $8.1 million of which is included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017.
Debt Extinguishment
The following is a summary of the debt extinguished during the six months ended June 30, 2017 and the respective gain (loss) on extinguishment for the three and six months ended June 30, 2017:

(In Millions)
		Gain (Loss) on Extinguishment[1]
	Debt Extinguished	Three Months Ended June 30,	Six Months Ended June 30,
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	$35.6	$(4.9)	$(4.9)
$218.5 Million 8.00% 2020 1.5 Lien Notes	218.5	—	45.1
$544.2 Million 7.75% 2020 Second Lien Notes	430.1	—	(104.5)
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	136.8	—	(7.8)
$500 Million 4.80% 2020 Senior Notes	114.4	—	(1.9)
$700 Million 4.875% 2021 Senior Notes	171.0	—	(2.8)
	$1,106.4	$(4.9)	$(76.8)

[1] Includes write-off of undiscounted interest, unamortized discounts and debt issuance costs. In addition, this includes premiums paid of $2.9 million and $47.6 million related to the redemption of our notes for the three and six months ended June 30, 2017, respectively.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings under the ABL Facility, based on the principal amounts outstanding at June 30, 2017:

(In Millions)
Maturities of Debt
2017 (July 1 - December 31)	$—
2018	—
2019	—
2020	715.7
2021	138.4
2022	—
2023 and thereafter	798.4
Total maturities of debt	$1,652.5
ABL Facility
As of June 30, 2017 and December 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $296.6 million and $333.0 million, respectively, as a result of borrowing base limitations. As of June 30, 2017 and December 31, 2016, the principal amount of letter of credit obligations totaled $82.5 million and $106.0 million, respectively, to support business obligations primarily related to workers compensation and environmental obligations, thereby further reducing available borrowing capacity on our ABL Facility to $214.1 million and $227.0 million, respectively.
NOTE 6 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value at June 30, 2017 and December 31, 2016:

	(In Millions)
	June 30, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$40.0	$120.0	$—	$160.0
Derivative assets	—	—	72.5	72.5
Total	$40.0	$120.0	$72.5	$232.5
Liabilities:
Derivative liabilities	$—	$—	$20.8	$20.8
Total	$—	$—	$20.8	$20.8

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$177.0	$—	$—	$177.0
Derivative assets	—	1.5	31.6	33.1
Total	$177.0	$1.5	$31.6	$210.1
Liabilities:
Derivative liabilities	$—	$—	$0.5	$0.5
Total	$—	$—	$0.5	$0.5
Financial assets classified in Level 1 as of June 30, 2017 and December 31, 2016 include money market funds of $40.0 million and $177.0 million, respectively. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable. Level 2 assets included $120.0 million of commercial paper and $1.5 million of commodity hedge contracts at June 30, 2017 and December 31, 2016, respectively.
The Level 3 assets include derivative assets that consist of a freestanding derivative instrument related to certain supply agreements with one of our U.S Iron Ore customers and certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers.
The supply agreements included in our Level 3 assets/liabilities include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing or the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust these provisions to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instruments are determined using a market approach with one supply agreement based on an estimate of the annual realized price of hot-rolled coil steel at the steelmaker’s facilities and the other supply agreement based on the estimate of the average annual daily market price for hot-rolled coil steel. Both estimates take into consideration current market conditions and nonperformance risk. We had assets of $66.4 million and $21.3 million at June 30, 2017 and December 31, 2016, respectively, related to supply agreements.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. We had assets of $6.1 million and $10.3 million at June 30, 2017 and December 31, 2016, respectively, related to provisional pricing arrangements. In addition, we have liabilities of $20.8 million and $0.5 million related to provisional pricing arrangements at June 30, 2017 and December 31, 2016, respectively.
The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at June 30, 2017	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Provisional pricing arrangements	$6.1	Other current assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$60 - $75 ($72)
				Market Hot-Rolled Coil Steel Estimate per net ton	$580 - $660 ($634)
Provisional pricing arrangements	$20.8	Other current liabilities	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$60 - $75 ($72)
Customer supply agreements	$66.4	Other current assets	Market Approach	Customer Hot-Rolled Steel Estimate per net ton	$541 - $630 ($578)
				Market Hot-Rolled Coil Steel Estimate per net ton	$580 - $660 ($634)
The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements are management’s estimates of Platts 62% Price based upon current market data, index pricing, and the average annual daily steel market price for hot-rolled coil steel, each of which include forward-looking estimates determined by management. Significant increases or decreases in these inputs would result in a significantly higher or lower fair value measurement, respectively.
The significant unobservable inputs used in the fair value measurement of our customer supply agreements are the customer's future hot-rolled coil steel price that is estimated based on projections provided by the customer, analysts' projections and estimates determined by management, and the average annual daily market price for hot-rolled coil steel, each of which include forward-looking estimates determined by management. Significant increases or decreases in these inputs would result in a significantly higher or lower fair value measurement, respectively.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016.

	(In Millions)
	Level 3 Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$59.4	$9.0	$31.6	$7.8
Total gains (losses)
Included in earnings	53.3	34.5	95.4	45.7
Settlements	(40.2)	(17.7)	(54.5)	(27.7)
Ending balance - June 30	$72.5	$25.8	$72.5	$25.8
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$20.1	$21.6	$53.3	$21.9

	(In Millions)
	Level 3 Liabilities
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$(9.1)	$(6.2)	$(0.5)	$(3.4)
Total gains (losses)
Included in earnings	(36.8)	(2.8)	(45.5)	(8.4)
Settlements	25.1	6.4	25.2	9.2
Ending balance - June 30	$(20.8)	$(2.6)	$(20.8)	$(2.6)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(11.7)	$(0.7)	$(20.8)	$(2.6)
Gains and losses from derivative assets and liabilities are included in earnings and are reported in Product revenues for the three and six months ended June 30, 2017 and 2016.

The carrying amount of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at June 30, 2017 and December 31, 2016 were as follows:

		(In Millions)
		June 30, 2017		December 31, 2016
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
First Senior Lien Notes —$540 million	Level 1	$477.4	$550.0	$506.3	$595.0
1.5 Senior Lien Notes —$218.5 million	Level 2	—	—	284.2	229.5
Second Senior Lien Notes —$544.2 million	Level 1	—	—	339.1	439.7
Unsecured Notes
Senior Notes—$500 million	Level 1	491.9	473.8	—	—
Senior Notes—$400 million	Level 1	88.5	86.0	224.5	219.6
Senior Notes—$1.3 billion	Level 1	414.5	339.7	528.4	455.8
Senior Notes—$700 million	Level 1	137.9	131.6	308.2	283.1
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	1.6	1.6	1.9	1.9
Total long-term debt		$1,611.8	$1,582.7	$2,192.6	$2,224.6
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates.
Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the financial assets and liabilities that were measured on a fair value basis at June 30, 2017 and December 31, 2016 for the Canadian Entities. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	June 30, 2017
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$50.1	$50.1	$1.5
Liabilities:
Guarantees	$—	$—	$38.5	$38.5	$1.3

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Gains (Losses)
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$48.6	$48.6	$(17.5)
Liabilities:
Guarantees	$—	$—	$37.2	$37.2	$0.4
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the remaining underlying assets of the Canadian Entities to remaining estimated liabilities. We recorded the guarantees at book value, which best approximated fair value.
To assess the fair value and recoverability of the amounts receivable from the Canadian Entities, we estimated the fair value of the underlying net assets of the Canadian Entities available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims.
Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims and estimated payments made by the Canadian Entities. Our ultimate recovery is subject to the final liquidation value of the Canadian Entities. Further, the final liquidation value and ultimate recovery of the creditors of the Canadian Entities, including, if any, to Cliffs and various subsidiaries, may impact our estimates of liability exposure described previously.
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
The following are the components of defined benefit pension and OPEB costs and credits for the three and six months ended June 30, 2017 and 2016:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$4.7	$4.5	$9.5	$9.0
Interest cost	7.5	7.5	15.0	14.9
Expected return on plan assets	(13.6)	(13.7)	(27.1)	(27.4)
Amortization:
Prior service costs	0.7	0.5	1.3	1.1
Net actuarial loss	5.3	5.3	10.6	10.5
Net periodic benefit cost	$4.6	$4.1	$9.3	$8.1

Other Postretirement Benefits Credit

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.5	$0.4	$1.0	$0.9
Interest cost	2.2	2.3	4.3	4.5
Expected return on plan assets	(4.5)	(4.3)	(8.9)	(8.5)
Amortization:
Prior service credits	(0.8)	(0.9)	(1.5)	(1.8)
Net actuarial loss	1.3	1.4	2.5	2.8
Net periodic benefit credit	$(1.3)	$(1.1)	$(2.6)	$(2.1)
We made pension contributions of $2.3 million for the three and six months ended June 30, 2017. We made no contributions for the three months ended June 30, 2016 and $0.3 million for the six months ended June 30, 2016. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and six months ended June 30, 2017 and June 30, 2016.
NOTE 8 - STOCK COMPENSATION PLANS
Employees’ Plans
On June 26, 2017, the Compensation and Organization Committee of the Board of Directors approved a grant under the A&R 2015 Equity Plan to the Chief Executive Officer for the performance period commencing June 1, 2017 and ending December 31, 2019. Shares granted under the awards consisted of 0.5 million restricted share units and 0.2 million performance shares.
On February 21, 2017, the Compensation and Organization Committee of the Board of Directors approved grants under the 2015 Equity Plan to certain officers and employees for the 2017 to 2019 performance period. Shares granted under the awards consisted of 0.6 million restricted share units and 0.6 million performance shares.
Restricted share units granted during 2017 are subject to continued employment, are retention based, will vest December 31, 2019, and are payable in common shares at a time determined by the Compensation and Organization Committee at its discretion.
Performance shares are subject to continued employment, and each performance share, if earned, entitles the holder to receive common shares within a range between a threshold and maximum number of our common shares, with the actual number of common shares earned dependent upon whether the Company achieves certain objectives and performance goals as established by the Compensation and Organization Committee. The performance share grants vest over the performance period. The performance awards granted have a performance condition that is measured on the basis of relative TSR for the period of January 1, 2017 to December 31, 2019 and the period of June 1, 2017 to December 31, 2019, for the February 21, 2017 and the June 26, 2017 grants, respectively, and measured against the constituents of the S&P Metals and Mining ETF Index and the SPDR S&P Metals and Mining ETF Index, respectively, at the beginning of the relevant performance period. The final payout will vary from zero to 200% of the original grant.
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
The expected term of the grant represents the time from the grant date to the end of the service period for each of the plan agreements. We estimate the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds with a term commensurate with the remaining life of the performance period.

The following assumptions were utilized to estimate the fair value for the 2017 performance share grants:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 21, 2017	$11.67	2.86	92.1%	1.51%	—%	$19.69	168.72%
June 26, 2017	$6.64	2.51	92.8%	1.45%	—%	$10.74	161.75%
NOTE 9 - INCOME TAXES
Our 2017 estimated annual effective tax rate before discrete items is approximately 1.3%. The annual effective tax rate differs from the U.S. statutory rate of 35% primarily due to the reversal of valuation allowance from operations in the current year and deductions for percentage depletion in excess of cost depletion related to U.S. operations. The 2016 estimated annual effective tax rate before discrete items at June 30, 2016 was 3.1%.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2017, compared with $2.2 million and $4.6 million for the comparable periods in 2016.
Future minimum payments under capital leases and non-cancellable operating leases at June 30, 2017 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2017 (July 1 - December 31)	$11.7	$3.6
2018	18.9	5.8
2019	10.5	2.9
2020	9.5	2.9
2021	8.8	3.0
2022 and thereafter	0.6	—
Total minimum lease payments	$60.0	$18.2
Amounts representing interest	10.0
Present value of net minimum lease payments[1]	$50.0

[1] The total is comprised of $17.4 million and $32.6 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at June 30, 2017.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $214.1 million and $206.8 million at June 30, 2017 and December 31, 2016, respectively. The following is a summary of the obligations as of June 30, 2017 and December 31, 2016:

	(In Millions)
	June 30, 2017	December 31, 2016
Environmental	$2.8	$2.8
Mine closure
U.S. Iron Ore[1]	193.6	187.8
Asia Pacific Iron Ore	17.7	16.2
Total mine closure	211.3	204.0
Total environmental and mine closure obligations	214.1	206.8
Less current portion	12.2	12.9
Long-term environmental and mine closure obligations	$201.9	$193.9

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
The following represents a roll forward of our asset retirement obligation liability for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	(In Millions)
	June 30, 2017	December 31, 2016
Asset retirement obligation at beginning of period	$204.0	$230.4
Accretion expense	7.1	14.0
Remediation payments	(0.8)	(2.2)
Exchange rate changes	1.0	(0.2)
Revision in estimated cash flows	—	(38.0)
Asset retirement obligation at end of period	$211.3	$204.0
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

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill as of June 30, 2017 and December 31, 2016 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
The following table is a summary of definite-lived intangible assets as of June 30, 2017 and December 31, 2016:

		(In Millions)
		June 30, 2017			December 31, 2016
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Permits	Other non-current assets	$78.8	$(25.6)	$53.2	$78.4	$(24.6)	$53.8
Amortization expense relating to intangible assets was $0.4 million and $1.0 million for the three and six months ended June 30, 2017 and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to other intangible assets was $1.2 million and $2.6 million for the comparable periods in 2016. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.
NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017 and December 31, 2016:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Customer supply agreements	Other current assets	66.4	Other current assets	21.3		—		—
Provisional pricing arrangements	Other current assets	6.1	Other current assets	10.3	Other current liabilities	20.8	Other current liabilities	0.5
Commodity contracts		—	Other current assets	1.5		—		—
Total derivatives not designated as hedging instruments under ASC 815		$72.5		$33.1		$20.8		$0.5
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreements
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing or based on the average annual daily steel market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled.
We recognized a $51.4 million and $69.2 million net gain in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2017, respectively, related to the supplemental payments. This compares with a net gain in Product revenues of $19.5 million and $19.9 million for the comparable periods in 2016. Other current assets, representing the fair value of the supplemental revenue, were $66.4 million and $21.3 million as of June 30, 2017 and December 31, 2016 in the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified period in time in the future, per the terms of the supply agreements. The market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.
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
At June 30, 2017, we recorded $6.1 million as Other current assets and $20.8 million as Other current liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Unaudited Condensed Consolidated Financial Position. At December 31, 2016, we recorded $10.3 million as Other current assets and $0.5 million as Other current liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Unaudited Condensed Consolidated Financial Position. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net decrease of $35.4 million and $19.8 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2017, respectively, related to these arrangements. This compares with a net increase of $1.8 million and $0.3 million in Product revenues for the comparable periods in 2016, respectively.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2017 and 2016:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Customer Supply Agreements	Product revenues	51.9	19.5	69.6	19.9
Provisional Pricing Arrangements	Product revenues	(35.4)	1.8	(19.8)	0.3
Commodity Contracts	Cost of goods sold and operating expenses	—	—	(1.3)	—
Total		$16.5	$21.3	$48.5	$20.2
Refer to NOTE 6 - FAIR VALUE MEASUREMENTS for additional information.

NOTE 14 - CAPITAL STOCK
Common Share Public Offering
On February 9, 2017, we issued 63.25 million common shares in an underwritten public offering. We received net proceeds of $661.3 million at a public offering price of $10.75 per common share. The net proceeds from the issuance of our common shares and our issuance of $500 million aggregate principal amount of 5.75% Senior Notes were used to redeem in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020. The aggregate principal amount outstanding of debt redeemed was $648.6 million. Additionally, through tender offers, we purchased $422.2 million in aggregate principal amount of debt, excluding unamortized discounts and deferred charges, of our 5.90% Senior Notes due 2020, our 4.80% Senior Notes due 2020 and our 4.875% Senior Notes due 2021. During the second quarter of 2017, we redeemed $35.6 million aggregate principal amount of the 8.25% First Lien Notes due 2020 with the remaining net proceeds from our common share offering.
NOTE 15 - SHAREHOLDERS' DEFICIT
The following table reflects the changes in shareholders' deficit attributable to both Cliffs and the noncontrolling interests primarily related to Tilden and Empire of which Cliffs owns 85% and 79%, respectively, for the six months ended June 30, 2017 and June 30, 2016:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2016	$(1,464.3)	$133.8	$(1,330.5)
Comprehensive loss
Net income (loss)	3.7	(3.4)	0.3
Other comprehensive income (loss)	1.9	(4.6)	(2.7)
Total comprehensive income (loss)	5.6	(8.0)	(2.4)
Issuance of common shares	661.3	—	661.3
Stock and other incentive plans	8.3	—	8.3
Distributions to noncontrolling interest	—	(3.4)	(3.4)
June 30, 2017	$(789.1)	$122.4	$(666.7)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2015	$(1,981.4)	$169.8	$(1,811.6)
Comprehensive income
Net income	120.8	25.5	146.3
Other comprehensive income	9.0	1.3	10.3
Total comprehensive income	129.8	26.8	156.6
Issuance of common shares	14.4	—	14.4
Stock and other incentive plans	6.5	—	6.5
Distributions of partnership equity	—	(41.4)	(41.4)
Distributions to noncontrolling interest	—	(3.4)	(3.4)
June 30, 2016	$(1,830.7)	$151.8	$(1,678.9)

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ deficit for June 30, 2017 and June 30, 2016:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2016	$(260.6)	$239.3	$(21.3)
Other comprehensive income (loss) before reclassifications	3.3	(12.7)	(9.4)
Net loss reclassified from accumulated other comprehensive loss	6.4	—	6.4
March 31, 2017	$(250.9)	$226.6	$(24.3)
Other comprehensive loss before reclassifications	(0.1)	(1.5)	(1.6)
Net loss reclassified from accumulated other comprehensive loss	6.5	—	6.5
June 30, 2017	$(244.5)	$225.1	$(19.4)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(0.1)	4.4	(3.4)	(0.6)
Net loss reclassified from accumulated other comprehensive loss	6.3	—	—	—	6.3
March 31, 2016	$(236.6)	$—	$225.1	$(0.8)	$(12.3)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(2.7)	0.1	(3.0)
Net loss reclassified from accumulated other comprehensive loss	6.3	—	—	—	6.3
June 30, 2016	$(230.7)	$—	$222.4	$(0.7)	$(9.0)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ deficit for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of pension and postretirement benefit liability:
Prior service credits[1]	$(0.1)	$(0.4)	$(0.2)	$(0.7)
Net actuarial loss[1]	6.6	6.7	13.1	13.3
Total before taxes	6.5	6.3	12.9	12.6
	—	—	—	—	Income tax benefit (expense)
Total reclassifications for the period, net of tax	$6.5	$6.3	$12.9	$12.6

[1] These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (credit). See NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - RELATED PARTIES
Two of our four operating U.S. iron ore mines and our indefinitely-idled Empire mine are co-owned joint ventures with companies that are integrated steel producers or their subsidiaries. We are the manager of each of the mines we co-own and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. One of the joint venture partners is also our customer. The following is a summary of the mine ownership of these iron ore mines at June 30, 2017:

Mine	Cliffs Natural Resources	ArcelorMittal	U.S. Steel Corporation
Empire	79.0%	21.0%	—
Tilden	85.0%	—	15.0%
Hibbing	23.0%	62.3%	14.7%
As part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, certain distributions of the partners' equity amounts were required to be made on a quarterly basis beginning in the first quarter of 2015. These equity distributions were made through the termination of the partnership agreement on December 31, 2016. We paid $8.7 million in January 2017 related to 2016 distributions. During the three and six months ended June 30, 2016, we recorded distributions of $24.4 million and $41.4 million, respectively, under this agreement of which $17.0 million was paid as of June 30, 2016. In addition, we paid $11.1 million in January 2016 related to 2015 distributions. ArcelorMittal's equity balance in the Empire partnership as of December 31, 2016 was approximately $132.7 million.
During the second quarter of 2017, the partners reached an agreement in principle regarding the final distribution of partnership equity. We expect the partnership equity distribution to be made per the partnership agreement in three equal installments over a period of 24 months, commencing upon the finalization of the agreement. This agreement is expected to be finalized during the third quarter of 2017.

Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenues from related parties	$227.5	$241.6	$336.9	$345.0
Total product revenues	512.0	452.8	924.8	728.4
Related party product revenue as a percent of total product revenue	44.4%	53.4%	36.4%	47.4%
The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017 and December 31, 2016:

	(In Millions)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Amounts due from related parties	Accounts receivable, net	$18.8	$46.9
Customer supply agreements and provisional pricing agreements	Other current assets	68.0	26.8
Amounts due to related parties	Other current liabilities	15.9	8.7
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer’s average annual steel pricing or based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information.

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from Continuing Operations	$76.5	$29.9	$46.2	$144.2
Loss (Income) from Continuing Operations Attributable to Noncontrolling Interest	1.7	(16.7)	3.4	(25.5)
Net Income from Continuing Operations Attributable to Cliffs Shareholders	$78.2	$13.2	$49.6	$118.7
Income (Loss) from Discontinued Operations, net of tax	(46.4)	(0.4)	(45.9)	2.1
Net Income Attributable to Cliffs Shareholders	$31.8	$12.8	$3.7	$120.8
Weighted Average Number of Shares:
Basic	296.1	182.3	280.6	177.0
Employee Stock Plans	4.6	2.3	4.6	1.3
Diluted	300.7	184.6	285.2	178.3
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.26	$0.07	$0.18	$0.67
Discontinued operations	(0.16)	—	(0.16)	0.01
	$0.10	$0.07	$0.02	$0.68
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.26	$0.07	$0.17	$0.67
Discontinued operations	(0.15)	—	(0.16)	0.01
	$0.11	$0.07	$0.01	$0.68
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
Currently, we have recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following legal matters:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. Should FERC award SSR costs based on retroactive surcharges and the amount of SSR compensation not be adjusted, our current estimate of the potential liability to the Empire and Tilden mines is $13.6 million, based on MISO's June 14, 2016 refund report (as revised in MISO's July 20, 2016 errata refund report) for the Escanaba, White Pine and Presque Isle SSRs.  We, however, continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit. As of June 30, 2017, this potential liability of $13.6 million is included in our Statements of Unaudited Condensed Consolidated Financial Position as part of Accrued expenses. On November 8, 2016, Tilden and Empire, along with various Michigan-aligned parties, filed petitions for review of FERC’s order regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. On January 27, 2017, Tilden, Empire and other appellants filed a motion to terminate further abeyance of briefing so that cost allocation issues could be heard earlier at the Court of Appeals than revenue requirement issues still pending at FERC, which motion was granted on April 4, 2017. We will continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit.
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
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated from our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $50.1 million and $48.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017 and December 31, 2016, respectively.
During the three months ended June 30, 2017, we became aware that it was probable the Monitor will assert a preference claim of the CCAA estate against the Company. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability approximately equal to the value of the Company’s related-party claims against the CCAA estate of $50.0 million, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017 and included within Income (Loss) from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2017. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of Cliffs’ related-party claims against the estate. Thus, it is possible that a change in the estimated liability may occur in the future. Cliffs denies it is liable for any amount and will vigorously defend such claim. Additionally, we have liabilities of $38.5 million and $37.2 million including guarantees for certain environmental obligations of the Canadian Entities in our consolidated results, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2017 and December 31, 2016, respectively. Refer to NOTE 19 - SUBSEQUENT EVENTS for additional information.
As of June 30, 2017, substantially all of the assets available to the estate have been liquidated. The CCAA proceedings are still ongoing and the Monitor is evaluating all claims into the estate including our related-party claims. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the estate, including, if any, to Cliffs, and whether Cliffs could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.
After payment of sale expenses, taxes and repayment of the DIP financing, the net proceeds from the liquidation of assets and certain other divestitures by the Canadian Entities are currently being held by the Monitor, on behalf of the Canadian Entities, to fund the costs of the CCAA proceedings and for eventual distribution to creditors of the Canadian Entities pending further order of the Montreal Court.

NOTE 19 - SUBSEQUENT EVENTS
On July 18, 2017, all conditions were satisfied to complete a court-supervised sale of the Wabush Scully Mine assets to a third-party buyer. The buyer agreed to provide replacement financial assurance for environmental obligations of the Wabush Scully Mine, thus eliminating the Company's liability. As a result of this arrangement, the remaining guarantee instruments that supported the Wabush Mine environmental obligations are in the process of being cancelled and, as a result, in the third quarter of 2017, the Company will eliminate the Guarantees liability balance recorded as of June 30, 2017 of $38.5 million. We expect the closing of this sale to result in a gain of approximately $30 million during the third quarter of 2017.

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
Overview
Cliffs Natural Resources Inc. is a leading mining and natural resources company. Founded in 1847, we are recognized as the largest and oldest independent iron ore mining company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Additionally, we operate an iron ore mining complex in Western Australia. By 2020, we expect to be the sole producer of HBI in the Great Lakes region with the development of our first production plant in Toledo, Ohio. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders with operating and financial transparency.
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first six months of 2017, the U.S. produced approximately 41 million metric tons of crude steel or about 5% of total global crude steel production, which is up 1.3% when compared to the same period in 2016. U.S. total steel capacity utilization was approximately 74% in the first six months of 2017, which is an approximate 2% increase from the same period in 2016. Additionally, in the first six months of 2017, China produced approximately 420 million metric tons of crude steel, or approximately 50% of total global crude steel production. These figures represent an approximate 5% increase in Chinese crude steel production when compared to the same period in 2016. Through the first six months of 2017, global crude steel production increased about 5% compared to the same period in 2016.
We recognize the volatility of iron ore supply-demand dynamics, and that changes in behaviors of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term. We remain optimistic that both the signs of supply discipline from the majors and record levels of Chinese steel production will support prices through the back half of the year. We have also noticed vastly improved demand for higher grade iron ore products, typically those of benchmark grade (62% iron content) and above, as Chinese mills put more emphasis on the more productive and environmentally friendly nature of these ores. We believe that the large amount of inventory at Chinese iron ore ports is mostly lower grade product and the mills will continue to favor benchmark quality ore.
The Platts 62% Price increased 43% to an average price of $74 per metric ton for the six months ended June 30, 2017 compared to the respective period of 2016. Additionally, the average daily market price for hot-rolled coil steel was $622 per net ton for the six months ended June 30, 2017. The spot price volatility impacts our realized revenue rates at each of our segments to varying extents as our U.S. Iron Ore contracts correlate to both the Platts 62% Price and the average annual daily market price for hot-rolled coil steel, while our Asia Pacific Iron Ore contracts heavily correlate to the Platts 62% Price.
During the second quarter of 2017, the prices for hot-rolled coil steel weakened slightly, but remained at levels higher than the prior-year quarter. The decline in prices is likely attributable to slowing, yet still strong, auto demand and a small destocking cycle which has left inventories low. Despite the small pricing retreat this quarter, we remain positive on our outlook given the low inventory levels and improvement in energy-related steel demand. More importantly, in April, the U.S. Department of Commerce initiated a Section 232 investigation to determine the effects of imported steel on national security. While the final determination has been delayed, we remain confident that some level of restrictive import measure will be recommended, which could lead to more favorable market dynamics.
For the three and six months ended June 30, 2017, our consolidated revenues were $569.3 million and $1,030.9 million, respectively, with net income from continuing operations per diluted share of $0.26 and $0.17, respectively. This compares with consolidated revenues of $496.2 million and $801.7 million, respectively, and net income from continuing operations per diluted share of $0.07 and $0.67, respectively for the comparable periods in 2016. Net income from continuing operations was negatively impacted as a result of losses on extinguishment/restructuring of debt of $76.8 million in the six months ended June 30, 2017, while the six months ended June 30, 2016 was positively impacted as a result of gains on extinguishment/restructuring of debt of $182.4 million. Sales margin increased by $53.6 million and $118.4 million in the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily driven by the increase in revenue from higher overall average realized product revenue rates across all of our operations and higher sales volumes at our U.S. Iron Ore operations. Additionally, sales margin improved by $19.6 million and $45.1 million during three and six months ended June 30, 2017, respectively, due to a decrease in idle expenses which resulted from our mining facilities being in full operation compared to the prior-year period when there was an idle of the United Taconite and Northshore mines.
Recent Developments
On June 15, 2017, we announced that we selected a site in Toledo, Ohio for the development of our first HBI production plant. Midrex Technologies was selected to design, engineer and procure equipment for the new plant, which will have the nominal capacity to produce 1.6 million metric tons of HBI per year.
On April 25, 2017, at the 2017 Annual Meeting of Shareholders, our shareholders approved the A&R 2015 Equity Plan and the Company's 2017 Executive Management Performance Incentive Plan. Additionally, our shareholders approved the increase in the total number of authorized shares from 407.0 million to 607.0 million.
Business Segments
Our company’s primary continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Results of Operations – Consolidated
2017 Compared to 2016
The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$569.3	$496.2	$73.1	$1,030.9	$801.7	$229.2
Cost of goods sold and operating expenses	(424.2)	(404.7)	(19.5)	(790.1)	(679.3)	(110.8)
Sales margin	$145.1	$91.5	$53.6	$240.8	$122.4	$118.4
Sales margin %	25.5%	18.4%	7.1%	23.4%	15.3%	8.1%
Revenues from Product Sales and Services
The increase in sales revenue of $59.2 million or 13.1%, excluding the increase in freight and reimbursements of $13.9 million, for the three months ended June 30, 2017 from the comparable period in 2016 was driven by an increase in the realized revenue rate of 24.3% or $87.1 million from our U.S. Iron Ore operations. Additionally, increased iron ore sales volumes of 164 thousand long tons in the second quarter of 2017 compared to the same period in 2016 from our U.S. Iron Ore operations positively increased revenue by $7.3 million. These increases were offset partially by the decrease in sales volume of 618 thousand metric tons, or a decrease in revenue of $27.9 million, from our Asia Pacific Iron Ore operations for the three months ended June 30, 2017 compared to the prior-year period.
The increase in sales revenue of $196.4 million or 27.0%, excluding the increase in freight and reimbursements of $32.8 million, for the six months ended June 30, 2017 from the comparable period in 2016 was driven by an increase in realized revenue rate of 12.2% or $77.5 million and 13.3% or $32.9 million for our U.S. Iron Ore operations and Asia Pacific Iron Ore operations, respectively. Additionally, increased iron ore sales volumes in the first six months of 2017 compared to the same period in 2016 of 1.4 million long tons from our U.S. Iron Ore operations positively increased revenue by $104.0 million. These increases were offset partially by the decrease in sales volume of 0.4 million metric tons or a decrease in revenue of $16.9 million, from our Asia Pacific Iron Ore operations for the six months ended June 30, 2017 compared to the prior-year period.

Cost of Goods Sold and Operating Expenses
The increase in Cost of goods sold and operating expenses of $5.6 million or 1.5%, excluding the increase in freight and reimbursements of $13.9 million, for the three months ended June 30, 2017 from the comparable period in 2016 was primarily due to an increase in production cost rates across all operations of $40.1 million, predominantly due to increased profit sharing and benefit costs and higher energy rates. An additional unfavorable movement of $7.0 million was driven by an increase in sales tons from our U.S. Iron Ore operations. These increases were offset partially by a favorable impact of $22.5 million related to the decrease in sales volume from our Asia Pacific Iron Ore operations compared to the prior-year period and $19.6 million due to idle expenses that were incurred by our U.S. Iron Ore operations in the prior-year period and not repeated in the current year.
The increase in Cost of goods sold and operating expenses of $78.0 million or 12.9%, excluding the increase in freight and reimbursements of $32.8 million, for the six months ended June 30, 2017 from the comparable period in 2016 was primarily due to an increase in production cost rates and sales volume at our U.S. Iron Ore operations, resulting in higher costs of $38.8 million and $78.4 million, respectively. These increases were offset partially by a favorable impact of $45.1 million due to idle expenses that were incurred in the prior-year period and not repeated in the current year.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our revenue and operating results during the period.
Other Operating Income (Expense)
The following is a summary of other operating income (expense) for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(27.5)	$(22.5)	$(5.0)	$(53.2)	$(50.7)	$(2.5)
Miscellaneous - net	(3.0)	5.7	(8.7)	8.9	2.7	6.2
	$(30.5)	$(16.8)	$(13.7)	$(44.3)	$(48.0)	$3.7
Selling, general and administrative expenses during the three and six months ended June 30, 2017 increased by $5.0 million and $2.5 million, respectively, from the comparable periods in 2016. The variance for the three months ended June 30, 2017 was driven by HBI project spending for pre-engineering activities of $1.1 million, an increase of employment costs of $1.7 million and an unfavorable variance of $1.4 million due to a lease amendment in the prior-year period which resulted in a credit and was not repeated in the current period. The variance for the six months ended June 30, 2017 was primarily driven by HBI project spending for pre-engineering activities of $2.0 million.
The following is a summary of Miscellaneous - net for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$—	$0.2	$(0.2)	$13.6	$(0.9)	$14.5
Management and royalty fees	1.9	3.2	(1.3)	3.2	5.9	(2.7)
Empire idle costs	(5.7)	—	(5.7)	(12.5)	—	(12.5)
Other	0.8	2.3	(1.5)	4.6	(2.3)	6.9
	$(3.0)	$5.7	$(8.7)	$8.9	$2.7	$6.2

Miscellaneous - net decreased by $8.7 million and increased $6.2 million, respectively, for the three and six months ended June 30, 2017 from the comparable periods in 2016. For the three months ended June 30, 2017, there was an unfavorable impact of $5.7 million of Empire idle costs related to the indefinite idle of the mine. For the six months ended June 30, 2017, there was an incremental favorable impact $14.5 million due to the change in foreign exchange remeasurement of short-term intercompany loans. These increases were partially offset by an unfavorable impact of $12.5 million of Empire idle costs related to the indefinite idle of the mine.
Other Income (Expense)
The following is a summary of Other income (expense) for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Interest expense, net	$(31.4)	$(50.7)	$19.3	$(74.2)	$(107.5)	$33.3
Gain (loss) on extinguishment/restructuring of debt	(4.9)	3.6	(8.5)	(76.8)	182.4	(259.2)
Other non-operating income	0.8	0.2	0.6	1.5	0.3	1.2
	$(35.5)	$(46.9)	$11.4	$(149.5)	$75.2	$(224.7)
Interest expense, net for the three and six months ended June 30, 2017 had a favorable variance of $19.3 million and $33.3 million versus the comparable prior-year periods, predominantly as a result of the debt restructuring activities that occurred during March 2017. These debt restructurings resulted in a net reduction of the outstanding principal balance of our secured and unsecured senior notes.
The loss on extinguishment/restructuring of debt for the six months ended June 30, 2017 was $76.8 million related to the repurchase of certain of our unsecured senior notes and First Lien Notes and the redemption in full of all of our outstanding 1.5 Lien Notes and Second Lien Notes compared to a gain of $182.4 million related to the issuance of our 1.5 Lien Notes through the exchange offer on March 2, 2016.
Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further discussion.
Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three and six months ended June 30, 2017 and 2016:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Income tax benefit (expense)	$(2.6)	$2.1	$(4.7)	$(0.8)	$(5.4)	$4.6
Effective tax rate	3.3%	(7.6)%	10.9%	1.6%	3.6%	(2.0)%

A reconciliation of the statutory rate to the effective tax rate for the six months ended June 30, 2017 is as follows:

	(In Millions)
	Six Months Ended June 30,
	2017		2016
Tax at U.S. statutory rate of 35%	$16.5	35.0%	$52.4	35.0%
Increases/(Decreases) due to:
Percentage depletion	(9.0)	(19.2)	(34.3)	(22.9)
State taxes	0.5	1.1	—	—
Impact of foreign operations	(1.3)	(2.8)	0.6	0.4
Income not subject to tax	0.2	0.4	(6.4)	(4.3)
Valuation allowance reversal on current year operations	(6.3)	(13.3)	(9.6)	(6.5)
Other items - net	—	0.1	2.0	1.4
Provision for income tax and effective income tax rate before discrete items	0.6	1.3	4.7	3.1
Discrete Items:
Audit settlements	(0.5)	(1.1)	—	—
Tax uncertainties	0.7	1.5	0.8	0.5
Prior-year adjustments made in current year	—	(0.1)	(0.1)	—
Provision for income tax expense and effective income tax rate including discrete items	$0.8	1.6%	$5.4	3.6%
Our tax provision for the six months ended June 30, 2017 was an expense of $0.8 million and a 1.6% effective tax rate compared with an expense of $5.4 million and a 3.6% effective tax rate for the comparable prior-year period.
Our 2017 estimated annual effective tax rate before discrete items is 1.3%. This estimated annual effective tax rate differs from the U.S. statutory rate of 35% primarily due to the reversal of valuation allowance from operations in the current year and deductions for percentage depletion in excess of cost depletion related to U.S. operations.
We have recognized a tax benefit of $0.6 million for the six months ended June 30, 2017 in Income (Loss) from Discontinued Operations, net of tax, related to our Canadian Operations. This benefit is a result of the establishment of the Contingent claims during the period related to CCAA proceedings.
Income (Loss) from Discontinued Operations, net of tax
During the three and six months ended June 30, 2017, we recorded a loss from discontinued operations of $46.4 million and $45.9 million, respectively, net of tax, primarily due to the recording of a Contingent claims, partially offset by a gain from foreign currency remeasurement of our Loans to and accounts receivable from the Canadian Entities and from certain disputes related to the sale of our North American Coal segment. We recorded a loss from discontinued operations of $0.4 million and a gain of $2.1 million, net of tax, for the three and six months ended June 30, 2016, respectively.
Noncontrolling Interest
Noncontrolling interest primarily is comprised of our consolidated, but less-than-wholly-owned subsidiary at our Empire mining venture which became indefinitely idled in August 2016. The net loss attributable to the noncontrolling interest of the Empire mining venture was $1.7 million and $3.4 million for the three and six months ended June 30, 2017, respectively, compared to net income attributable to the noncontrolling interest of $16.7 million and $25.5 million for the three and six months ended June 30, 2016, respectively.

Results of Operations – Segment Information
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate segment performance based on EBITDA, defined as net income before interest, income taxes, depreciation, depletion and amortization, and Adjusted EBITDA, defined as EBITDA excluding certain items such as extinguishment/restructuring of debt, foreign currency exchange remeasurement, impacts of discontinued operations, severance and contractor termination costs and intersegment corporate allocations of SG&A costs. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business and each operating segment are performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
EBITDA and Adjusted EBITDA

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$30.1	$29.5	$0.3	$146.3
Less:
Interest expense, net	(31.4)	(50.7)	(74.2)	(107.5)
Income tax benefit (expense)	(2.6)	2.1	(0.8)	(5.4)
Depreciation, depletion and amortization	(21.6)	(26.9)	(44.8)	(62.1)
EBITDA	$85.7	$105.0	$120.1	$321.3
Less:
Gain (loss) on extinguishment/restructuring of debt	$(4.9)	$3.6	$(76.8)	$182.4
Foreign exchange remeasurement	—	0.2	13.6	(0.9)
Impact of discontinued operations	(46.4)	(0.4)	(45.9)	2.1
Severance and contractor termination costs	—	—	—	(0.1)
Adjusted EBITDA	$137.0	$101.6	$229.2	$137.8

EBITDA:
U.S. Iron Ore	$155.0	$94.1	$212.9	$135.5
Asia Pacific Iron Ore	1.2	26.1	52.6	48.4
Other	(70.5)	(15.2)	(145.4)	137.4
Total EBITDA	$85.7	$105.0	$120.1	$321.3

Adjusted EBITDA:
U.S. Iron Ore	$161.5	$97.2	$225.6	$143.3
Asia Pacific Iron Ore	3.0	26.5	56.8	49.5
Other	(27.5)	(22.1)	(53.2)	(55.0)
Total Adjusted EBITDA	$137.0	$101.6	$229.2	$137.8
EBITDA decreased $19.3 million and $201.2 million for the three and six months ended June 30, 2017, respectively, on a consolidated basis from the comparable periods in 2016. The period-over-period changes primarily were driven by the impact from debt restructuring/extinguishment activities for the three and six months ended June 30, 2017 and 2016. In addition, EBITDA was unfavorably impacted by the loss from discontinued operations of $46.4 million and $45.9 million for the three and six months ended June 30, 2017, respectively. These decreases were offset partially by an increase in consolidated sales margin during the three and six months ended June 30, 2017.
Adjusted EBITDA increased $35.4 million and $91.4 million for the three and six months ended June 30, 2017, respectively, from the comparable period in 2016. The increase primarily was attributable to the higher consolidated sales margin. See further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during the three and six months ended June 30, 2017 and 2016.

2017 Compared to 2016
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended June 30, 2017 and 2016:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$471.3	$361.7	$87.1	$7.3	$—	$15.2	$109.6
Cost of goods sold and operating expenses	(327.1)	(291.7)	(32.8)	(7.0)	19.6	(15.2)	(35.4)
Sales margin	$144.2	$70.0	$54.3	$0.3	$19.6	$—	$74.2

	Three Months Ended June 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$96.75	$77.81	$18.94	24.3%
Cash cost of goods sold and operating expense rate[1,2]	59.47	56.25	3.22	5.7%
Depreciation, depletion & amortization	3.87	4.68	(0.81)	(17.3)%
Total cost of goods sold and operating expenses rate	63.34	60.93	2.41	4.0%
Sales margin	$33.41	$16.88	$16.53	97.9%

Sales tons[3] (In thousands)	4,310	4,146
Production tons[3] (In thousands)
Total	6,491	5,987
Cliffs’ share of total	4,691	4,155

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for U.S. Iron Ore was $144.2 million for the three months ended June 30, 2017, compared with $70.0 million for the three months ended June 30, 2016. Sales margin per long ton increased 97.9% to $33.41 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Revenue increased by $94.4 million during the three months ended June 30, 2017 compared to the prior-year period, excluding the freight and reimbursements increase of $15.2 million, predominantly due to:

•
An increase in the average year-to-date realized product revenue rate of $18.94 per long ton or 24.3% during the three months ended June 30, 2017, compared to the same period in the previous year, which resulted in an increase of $87.1 million. This is primarily a result of:

◦	An increase in Platts 62% Price, which positively affected the realized revenue rate by $11 per long ton or $48 million; and

◦	An increase in the average annual daily market price for hot-rolled coil steel, which positively affected the realized revenue rate by $7 per long ton or $30 million.

•	Higher sales volumes of 164 thousand long tons, which resulted in increased revenue of $7.3 million.

Cost of goods sold and operating expenses increased $20.2 million during the three months ended June 30, 2017, excluding the freight and reimbursements increase of $15.2 million, compared to the same period in 2016, predominantly as a result of:

•
Higher profit sharing and benefit costs of $9 million or $2 per long ton, higher energy rates for natural gas, diesel and electricity of $7 million or $2 per long ton, increased repair costs of $3 million or $1 per long ton and increased royalty costs of $3 million or $1 per long ton;

•	An unfavorable year-to-date standard cost adjustment as a result of higher overall expenses as discussed above for increased costs of $9 million or $2 per long ton; and

•	Increased sales volumes of 164 thousand long tons, which resulted in increased costs of $7 million.

•	Partially offset by decreased costs of $20 million or $5 per long ton due to the idle of the United Taconite and Northshore mines during the prior-year period.

2017 Compared to 2016
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the six months ended June 30, 2017 and 2016:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$757.5	$547.2	$77.5	$104.0	$—	$28.8	$210.3
Cost of goods sold and operating expenses	(564.9)	(464.0)	(38.8)	(78.4)	45.1	(28.8)	(100.9)
Sales margin	$192.6	$83.2	$38.7	$25.6	$45.1	$—	$109.4

	Six Months Ended June 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$89.43	$79.72	$9.71	12.2%
Cash cost of goods sold and operating expense rate[1,2]	59.05	58.34	0.71	1.2%
Depreciation, depletion & amortization	4.46	7.65	(3.19)	(41.7)%
Total cost of goods sold and operating expenses rate	63.51	65.99	(2.48)	(3.8)%
Sales margin	$25.92	$13.73	$12.19	88.8%

Sales tons[3] (In thousands)	7,428	6,056
Production tons[3] (In thousands)
Total	12,305	10,900
Cliffs’ share of total	8,968	7,202

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for U.S. Iron Ore was $192.6 million for the six months ended June 30, 2017 compared with $83.2 million for the six months ended June 30, 2016. Sales margin per long ton increased 88.8% to $25.92 in the first six months of 2017 compared to the first six months of 2016.
Revenue increased by $181.5 million during the six months ended June 30, 2017 compared to the prior-year period, excluding the freight and reimbursements increase of $28.8 million, predominantly due to:

•	Higher sales volumes of 1.4 million long tons, which resulted in increased revenues of $104.0 million primarily due to:

◦
Increased demand from a customer during the six months ended June 30, 2017, providing additional sales volume of 1.1 million long tons, following the termination of its contract in the fourth quarter of 2015 that was reinstated and became effective during the first quarter of 2017;

◦
Increased demand from a customer during the six months ended June 30, 2017, providing additional sales volume of 1.1 million long tons, compared to the prior-year period when the customer had excess inventory volumes due to its idle of one of its facilities and additional contracted suppliers; and

◦
Increased demand from a customer during the six months ended June 30, 2017, providing additional sales volume of 0.4 million long tons, due to the customer's prior-year inventory levels, timing and vessel availability.

◦
These increases were offset partially due to engaging in no short-term contracts with two customers during the six months ended June 30, 2017, compared to the prior-year period for a decrease in sales volume of 1.2 million long tons.

•
The average year-to-date realized product revenue rate increased $9.71 per long ton or 12.2% during the six months ended June 30, 2017, compared to the same period in the previous year, which resulted in an increase of $77.5 million. This is predominantly due to:

◦	An increase in Platts 62% Price, which positively affected the realized revenue rate by $8 per long ton or $57 million;

◦	An increase in the average annual daily market price and customer pricing for hot-rolled coil steel, which positively affected the realized revenue rate by $6 per long ton or $48 million; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $3 per long ton or $24 million.

◦	These increases were offset partially by carryover pricing impacts and changes in customer and contract mix, which negatively affected the realized revenue rate by $7 per long ton or $52 million.
Cost of goods sold and operating expenses increased $72.1 million during the six months ended June 30, 2017, excluding the freight and reimbursements increase of $28.8 million, compared to the same period in 2016, predominantly as a result of:

•	Increased sales volumes as discussed above which resulted in increased costs of $78.4 million period-over-period; and

•
Higher profit sharing and benefit costs of $15 million or $2 per long ton, higher energy rates for natural gas, diesel and electricity of $12 million or $2 per long ton, increased repair costs of $6 million or $1 per long ton and increased royalty costs of $5 million or $1 per long ton.

•	Partially offset by decreased idle costs of $45.1 million or $6 per long ton due to the idle of the United Taconite and Northshore mines during the prior-year period.
Production
Cliffs' share of production in its U.S. Iron Ore segment increased by 24.5% in the first six months of 2017 when compared to the same period in 2016. The increase in production volume primarily is attributable to the fully operating mining facilities compared to the various ongoing idled operations during the previous-year period. Our United Taconite operation was fully operating during the first six months of 2017, adding 2.4 million long tons of production, compared to being idled during the first six months of 2016. Secondly, our Northshore mining operation was at full production, adding 1.8 million long tons compared to being idled during the first four months of 2016. These production gains were offset partially by the indefinite idle of the Empire mine, lowering production by 2.3 million long tons, compared to the prior-year period when the mine was operating.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended June 30, 2017 and 2016:

	(In Millions)
			Change due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$98.0	$134.5	$(6.5)	$(27.9)	$(0.8)	$(1.3)	$(36.5)
Cost of goods sold and operating expenses	(97.1)	(113.0)	(7.3)	22.5	(0.6)	1.3	15.9
Sales margin	$0.9	$21.5	$(13.8)	$(5.4)	$(1.4)	$—	$(20.6)

	Three Months Ended June 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$38.23	$41.96	$(3.73)	(8.9)%
Cash cost of goods sold and operating expense rate[1,2]	36.52	33.06	3.46	10.5%
Depreciation, depletion & amortization	1.33	1.97	(0.64)	(32.5)%
Total cost of goods sold and operating expenses rate	37.85	35.03	2.82	8.1%
Sales margin	$0.38	$6.93	$(6.55)	(94.5)%

Sales tons[3] (In thousands)	2,485	3,103
Production tons[3] (In thousands)	2,762	2,800

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are metric tons.
Sales margin for Asia Pacific Iron Ore decreased to $0.9 million for the three months ended June 30, 2017 compared with $21.5 million for the three months ended June 30, 2016. Sales margin per metric ton decreased 94.5% to $0.38 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Revenue decreased $35.2 million during the three months ended June 30, 2017 over the prior-year period, excluding the freight and reimbursements decrease of $1.3 million, predominantly due to:

•
Decreased sales volume of 618 thousand metric tons, or 19.9%, to 2.5 million metric tons in the second quarter of 2017 compared to the prior-year period. The decrease in tons sold resulted in decreased revenue of $27.9 million for the three months ended June 30, 2016 and was due to fewer shipments during the quarter, as a result of the timing of shipments and market conditions, which resulted in the termination of certain spot sales.

•
Decreased average year-to-date realized product revenue of $3.73 per metric ton or 8.9% during the three months ended June 30, 2017, compared to the same period in the previous year, which resulted in a decrease of $7.3 million, including the impact of foreign exchange. This decrease is a result of:

◦
A decrease in revenue rate of $9 per metric ton or $22 million due to price and quality adjustments to meet market conditions and to compensate for varying quality ores and a reduction in iron content; and

◦
Higher average Australia to Asia freight rates in the second quarter of 2017 compared to the prior-year period, which is a component in the formula pricing, unfavorably affected the revenue rate by $4 per metric ton or $9 million.

◦	Partially offset by an increase in the Platts 62% Price, which positively affected the realized revenue rate by $7 per metric ton or $17 million; and

◦	Favorable net timing of contract settlements primarily due to favorable lag pricing compared to the prior year positively affecting the realized revenue rate by $3 per metric ton or $8 million.
Cost of goods sold and operating expenses decreased $14.6 million during the three months ended June 30, 2017 compared to the same period in 2016, excluding the freight and reimbursements decrease of $1.3 million, predominantly as a result of:

•	Decreased sales volume of 618 thousand metric tons as discussed above decreased costs by $22.5 million.

•
Partially offset by an increase in production costs of $7.3 million or $3 per metric ton due to increased mining costs, driven by a change in the overall operating plan resulting in a higher strip ratio.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the six months ended June 30, 2017 and 2016:

	(In Millions)
			Change due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$273.4	$254.5	$32.9	$(16.9)	$(1.1)	$4.0	$18.9
Cost of goods sold and operating expenses	(225.2)	(215.3)	(13.4)	13.8	(6.3)	(4.0)	(9.9)
Sales margin	$48.2	$39.2	$19.5	$(3.1)	$(7.4)	$—	$9.0

	Six Months Ended June 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$47.11	$41.58	$5.53	13.3%
Cash cost of goods sold and operating expense rate[1,2]	36.94	32.76	4.18	12.8%
Depreciation, depletion & amortization	1.45	2.18	(0.73)	(33.5)%
Total cost of goods sold and operating expenses rate	38.39	34.94	3.45	9.9%
Sales margin	$8.72	$6.64	$2.08	31.3%

Sales tons[3] (In thousands)	5,528	5,906
Production tons[3] (In thousands)	5,433	5,607

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are metric tons.
Sales margin for Asia Pacific Iron Ore increased to $48.2 million for the six months ended June 30, 2017, compared with $39.2 million for the six months ended June 30, 2016. Sales margin per metric ton increased 31.3% to $8.72 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Revenue increased $14.9 million in the six months ended June 30, 2017 compared to the prior-year period, excluding the freight and reimbursements increase of $4.0 million, predominantly due to:

•
An increase in the average year-to-date realized product revenue rate of $5.53 per metric ton or 13.3% during the six months ended June 30, 2017, compared to the same period in the previous year, which resulted in an increase of $31.8 million, including the impact of foreign exchange. This increase is predominantly a result of:

◦	An increase in the Platts 62% Price which positively affected the realized revenue rate by $21 per metric ton or $118 million;

◦
Partially offset by a decrease in revenue rate of $10 per metric ton or $56 million due to price adjustments to meet market competition to compensate for varying quality ores and a reduction in iron content;

◦
Higher average Australia to Asia freight rates during the first six months of 2017 compared to the prior-year period, which is a component in the formula pricing, unfavorably affected the revenue rate by $3 per metric ton or $17 million.

•
Decreased sales volume of 378 thousand metric tons, or 6.4%, to 5.5 million metric tons during the six months ended June 30, 2017 compared to the prior-year period. The decrease in tons sold resulted in decreased revenue of $16.9 million due to fewer shipments as a result of timing and market conditions during the six months ended June 30, 2017 compared to the prior-year period.

Cost of goods sold and operating expenses increased $5.9 million during the six months ended June 30, 2017 compared to the same period in 2016, excluding the freight and reimbursements increase of $4.0 million, predominantly as a result of:

•
An increase in production costs of $13.4 million or $2 per metric ton due to increased mining costs driven by a higher strip ratio, partially offset by reductions in rail volumes due to increased port inventory levels at the beginning of the period; and

•	Unfavorable foreign exchange rate variances of $6.3 million or $1 per metric ton.

•	Partially offset by a decrease in sales volume of 378 thousand metric tons as discussed above which decreased costs by $13.8 million;
Production
Production at our Asia Pacific Iron Ore mining complex decreased by 3.1% or 174 thousand metric tons during the first six months of 2017 compared to the same period in 2016 due to adverse weather conditions and an additional unplanned shutdown.
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
During the six months ended June 30, 2017, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet. During the first quarter, we issued common shares in an underwritten public offering, which provided net proceeds of $661.3 million. Further, we issued $500.0 million aggregate principal amount of 5.75% Senior Notes due 2025. We used the net proceeds from these debt and equity offerings to redeem in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020 and to purchase other outstanding senior notes through tender offers. Additionally, during the second quarter of 2017, we redeemed $35.6 million aggregate principal amount of the 8.25% First Lien Notes due 2020 with the remaining net proceeds from our common share offering. While significant progress has been made, we will continue to seek opportunities to reduce and/or refinance our existing indebtedness.
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
The following discussion summarizes the significant activities impacting our cash flows during the six months ended June 30, 2017 and 2016 as well as known expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.

Operating Activities
Net cash provided by operating activities was $67.8 million for the six months ended June 30, 2017, compared to net cash used in operating activities of $19.3 million for the same period in 2016. The increase in cash provided by operating activities in the first six months of 2017 was primarily due to the improved operating results previously discussed related to both the U.S. Iron Ore and Asia Pacific Iron Ore operating segments offset partially by cash outflows for working capital. The working capital change for the first six months of 2017 versus the first six months of 2016 was primarily driven by a larger build of our finished goods inventory during the current year due to the idled operations in 2016.
We believe we have sufficient capital resources for the next 12 months to support our operations and other financial obligations through cash generated from operations and our financing arrangements augmented by our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at June 30, 2017 was $244.7 million, or approximately 76.1% of our consolidated total cash and cash equivalents balance of $321.5 million.
Investing Activities
Net cash used by investing activities was $48.3 million for the six months ended June 30, 2017, compared with $14.3 million for the comparable period in 2016. We spent approximately $13 million and $19 million globally on expenditures related to sustaining capital during the six months ended June 30, 2017 and 2016, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health. Additionally, during the first six months of 2017, we spent approximately $36 million on our capital project to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements. We have spent a total of approximately $67 million on the project to date and expect the remaining payments of $7 million to be paid during the second half of 2017.
In alignment with our strategy to prioritize our capital allocation between liquidity management and business investment, we anticipate total cash used for capital expenditures during the next twelve months to be approximately $200 million, the vast majority of which relates to our U.S. operations. Included within this estimate is approximately $80 million related to development of the HBI production plant in Toledo, Ohio and $16 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, we expect to spend approximately $700 million on the HBI production plant and $75 million on the Northshore upgrades, exclusive of construction-related contingencies, through 2020.
Financing Activities
Net cash used by financing activities in the first six months of 2017 was $23.8 million, compared to $142.5 million for the comparable period in 2016. Net cash provided by financing activities during the first six months of 2017 included a common share offering, generating net proceeds of $661.3 million, and the issuance of $500.0 million aggregate principal amount of 5.75% Senior Notes due 2025, which provided further net proceeds of approximately $492 million. The net proceeds from these offerings were used to redeem in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020 and to purchase certain other outstanding senior notes through tender offers and redemption. The total aggregate principal amount of debt redeemed and purchased during the first six months of 2017 was $1,154.0 million. Net cash used by financing activities in the first six months of 2016 primarily related to payments on equipment loans of $95.6 million, distributions of partnership equity of $28.1 million, and debt issuance costs of $5.2 million.
We would anticipate during the next 12 months to begin to make distributions of the Empire mine partnership equity given that we reached an agreement in principle regarding the final distribution during the second quarter of 2017, whereby we expect the partnership equity distribution to be made per the partnership agreement in three equal installments over a period of 24 months, commencing upon finalization of the agreement. This agreement is expected to be finalized during the third quarter of 2017. ArcelorMittal's equity balance in the Empire partnership as of December 31, 2016 was approximately $132.7 million.

Capital Resources
The following represents a summary of key liquidity measures as of June 30, 2017 and December 31, 2016:

	(In Millions)
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$321.5	$323.4
Available borrowing base on ABL Facility[1]	296.6	333.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(82.5)	(106.0)
Borrowing capacity available	$214.1	$227.0

[1] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $321.5 million as of June 30, 2017, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us $535.6 million in liquidity entering the third quarter of 2017, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing debt indentures, additional secured indebtedness, if we elect to access the debt capital markets. However, available capacity of these notes could be limited by market conditions.
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

Customer Supply Agreements
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s annual steel pricing or the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. In the new contract that commenced in 2017, this supplemental revenue and refund data source changes from the customer's average annual steel price to an average annual daily market price for hot-rolled coil steel. At June 30, 2017, we had derivative assets of $66.4 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price related to the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the customer's average hot-rolled coil steel price or the average annual daily market price for hot-rolled coil steel realized from the June 30, 2017 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $37 million, respectively, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, certain of our term supply agreements contain price collars, which typically limit the percentage increase or decrease in prices for our products during any given year.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At June 30, 2017, we had derivative assets and liabilities of $6.1 million and $20.8 million, respectively, reflected as part of our U.S. Iron Ore and Asia Pacific Iron Ore segment revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the June 30, 2017 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $5 million, respectively, for our Asia Pacific Iron Ore segment. Additionally, for our U.S. Iron Ore segment, one customer's supply agreement has a pricing mechanism based on the average annual daily market price for hot-rolled coil steel in addition to the Platts 62% Price. In this case, a $75 positive or negative change in the average annual daily market price for hot-rolled coil steel would cause the fair value of the derivative instrument to increase or decrease by approximately $5 million, respectively, thereby impacting our consolidated revenues by the same amount. Further, we estimate that if the average Platts 62% Price during the remaining six months of 2017 is $10 higher or lower than the June 30, 2017 estimated price, this would cause the fair value of the derivative instrument to increase or decrease by approximately $14.1 million, respectively, for our U.S. Iron Ore segment.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our consolidated U.S. Iron Ore operations consumed 8.6 million MMBtu’s of natural gas at an average delivered price of $3.75 per MMBtu, excluding the natural gas hedge impact or $3.86 per MMBtu net of the natural gas hedge impact during the first six months of 2017. Additionally, our consolidated U.S. Iron Ore operations consumed 11.1 million gallons of diesel fuel at an average delivered price of $1.73 per gallon, excluding the diesel fuel hedge impact or $1.76 per gallon net of the diesel fuel hedge impact during the first six months of 2017. The hedging of natural gas and diesel is further discussed later in this section. Consumption of diesel fuel by our Asia Pacific operations was 5.7 million gallons at an average delivered price of $1.69 per gallon for the same period.
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
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the first quarter of 2017. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10% change in natural gas and diesel fuel prices would result in a change of $5.2 million in our annual fuel and energy cost based on expected consumption for 2017.

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
A comparison of each asset group's carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of June 30, 2017, there were no indicators present indicative of impairment or the inability to recover the value of our long-lived assets.
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
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of June 30, 2017, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
Based on the assumption that iron ore and steel prices will average for the remainder of 2017 their respective year-to-date averages, we estimate that we would generate approximately $310 million of net income and $650 million of adjusted EBITDA for the full-year 2017 (See Non-GAAP Reconciliation - EBITDA and Adjusted EBITDA Outlook below for reconciliation).

Segment Outlook

	2017 Outlook Summary
Per Sales Ton Information	U.S. Iron Ore[1]	Asia Pacific Iron Ore[2]
Cost of goods sold and operating expense rate	$70 - $75	$37 - $42
Less:
Freight and venture partners' cost reimbursements expense rate[3]	$11	$2
Depreciation, depletion & amortization rate	$4	$1
Cash cost of goods sold and operating expense rate	$55 - $60	$34 - $39

Sales volume (million tons)	19.0	11.0
Production volume (million tons)	19.0	11.5

1 U.S. Iron Ore tons are reported in long tons of pellets.
[2] Asia Pacific Iron Ore tons are reported in metric tons of lump and fines.
[3] The freight and venture partners' cost reimbursements have offsetting amounts in revenue and have no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
Our full-year sales and production volumes expectation is unchanged at approximately 19.0 million long tons.
Our full-year 2017 U.S. Iron Ore cash cost of goods sold and operating expense expectation is unchanged at $55 - $60 per long ton.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
Our full-year 2017 Asia Pacific Iron Ore expected production volume is unchanged at approximately 11.5 million metric tons. Due to market conditions, sales volume outlook has been reduced by 500,000 metric tons to 11 million metric tons. The product mix is expected to contain 52 percent lump ore and 48 percent fines.
Based on a full-year average exchange rate of $0.76 U.S. Dollar to Australian Dollar, our full-year 2017 cash cost of goods sold and operating expense expectation is unchanged at $34 - $39 per metric ton.
SG&A Expenses and Other Expectations
We increased our full-year SG&A expense expectation by $10 million to $110 million to incorporate HBI prefeasibility spend and higher-than-anticipated incentive compensation accruals. We also note that of the $110 million expectation, approximately $25 million is considered non-cash.
Our full-year 2017 interest expense is expected to be approximately $135 million. Of this $135 million, approximately $20 million is expected to be non-cash.
Capital Budget Update
Our full-year 2017 capital expenditures budget was increased by $10 million to $115 million, with the increase attributable to early spending related to the HBI production plant.

Non-GAAP Reconciliation - EBITDA and Adjusted EBITDA Outlook

(In Millions)
Year Ending December 31,
2017
Net Income	$310.0
Less:
Interest expense, net	(135.0)
Income tax expense	(0.9)
Depreciation, depletion and amortization	(95.0)
EBITDA	$540.9

Less*:
Impact of discontinued operations	$(45.9)
Loss on extinguishment/restructuring of debt	(76.8)
Foreign exchange remeasurement	13.6
Adjusted EBITDA	$650.0

*Adjustments to EBITDA are unpredictable by nature and thus cannot be forecasted beyond June 30, 2017.
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

•	our level of indebtedness could limit cash flow available to fund working capital, capital expenditures, acquisitions and other general corporate purposes or ongoing needs of our business;

•	availability of capital and our ability to maintain adequate liquidity;

•	our ability to successfully conclude the CCAA process in a manner that minimizes cash outflows and associated liabilities;

•	the impact of our customers reducing their steel production due to increased market share of steel produced using other methods or lighter-weight steel alternatives;

•	uncertainty relating to restructurings in the steel industry and/or affecting the steel industry;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry;

•	our ability to reach agreement with our customers regarding any modifications to sales contract provisions, renewals or new arrangements;

•	our actual levels of capital spending;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	our ability to cost-effectively achieve planned production rates or levels, including at our HBI production plant;

•	our ability to successfully identify and consummate any strategic investments or development projects, including our HBI production plant;

•	our ability to obtain the investments necessary for our HBI production plant;

•	changes in sales volume or mix;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	our ability to maintain appropriate relations with unions and employees;

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

Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long/metric ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements for the three and six months ended June 30, 2017 and 2016.

	(In Millions)
	Three Months Ended June 30,			Three Months Ended June 30,
	2017			2016
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(327.1)	$(97.1)	$(424.2)	$(291.7)	$(113.0)	$(404.7)
Less:
Freight and reimbursements	(54.3)	(3.0)	(57.3)	(39.1)	(4.3)	(43.4)
Depreciation, depletion & amortization	(16.7)	(3.3)	(20.0)	(19.4)	(6.1)	(25.5)
Cash cost of goods sold and operating expenses	$(256.1)	$(90.8)	$(346.9)	$(233.2)	$(102.6)	$(335.8)

	(In Millions)
	Six Months Ended June 30,			Six Months Ended June 30,
	2017			2016
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(564.9)	$(225.2)	$(790.1)	$(464.0)	$(215.3)	$(679.3)
Less:
Freight and reimbursements	(93.2)	(13.0)	(106.2)	(64.4)	(8.9)	(73.3)
Depreciation, depletion & amortization	(33.1)	(8.0)	(41.1)	(46.3)	(12.9)	(59.2)
Cash cost of goods sold and operating expenses	$(438.6)	$(204.2)	$(642.8)	$(353.3)	$(193.5)	$(546.8)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Michigan Electricity Matters. See NOTE 18 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the FERC proceedings to determine, among other things, allocation of SSR costs, whether retroactive surcharges are permissible and the total amount of SSR compensation, all of which is currently subject to appeal. Such description is incorporated by reference into this Item 1.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits.  Where not already resolved, the facilities continue to implement actions that limit or completely eliminate any future exposures. EPA has proposed, and Cliffs has agreed to, a tolling agreement that targets a completion of the enforcement action by December 2017. In June 2017, EPA proposed an initial civil penalty demand of $300,000 to resolve the United Taconite allegations. We anticipate receiving draft consent orders along with an initial penalty demand to resolve the Empire and Tilden allegations during the second half of 2017. Resolution of this matter is not anticipated to have a material adverse impact on our business.
Wabush Pensioners Matter. A complaint time-stamped May 31, 2017 was filed in the Supreme Court of Newfoundland and Labrador, Trial Division (General) captioned Johnson, et al. v. Cliffs Mining Company, et al. against Cliffs Natural Resources Inc., Cliffs Mining Company, and certain former and current officers, directors and employees, on behalf of all non-union employees and retirees of Wabush Mines, seeking, among other things, various declarations and damages relating to the “Contributory Salaried Plan for Salaried Employees of Wabush Mines, Cliffs Mining Company, Managing Agent, Arnaud Railway Company and Wabush Lake Railway Company, Limited”.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2017	1,077	$8.06	—	$—
May 1 - 31, 2017	—	$—	—	$—
June 1 - 30, 2017	9,590	$5.69	—	$—
	10,667	$5.93	—	$—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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

Item 6.	Exhibits

(a)	List of Exhibits — Refer to Exhibit Index on pg. 58.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIFFS NATURAL RESOURCES INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	July 27, 2017

EXHIBIT INDEX
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cliffs Natural Resources Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
3.1	Amendment to Third Amended Articles of Incorporation of Cliffs Natural Resources Inc. (filed as Exhibit 3.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference
10.1	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference
10.2	Cliffs Natural Resources Inc. 2017 Executive Management Performance Incentive Plan (filed as Exhibit 10.2 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference
10.3	* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan, as Amended, Performance Share Award Memorandum and Performance Share Award Agreement (filed herewith)
10.4	* Form of Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Performance Share Award Memorandum and Performance Share Award Agreement (filed herewith)
10.5
* Form of Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 27, 2017 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of July 27, 2017 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cliffs Natural Resources Inc., as of July 27, 2017 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer & Treasurer of Cliffs Natural Resources Inc., as of July 27, 2017 (filed herewith)

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