Form 10-Q
period 2017-09-30
CLEVELAND-CLIFFS INC.
filed 2017-10-23
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 1-8944
CLEVELAND-CLIFFS INC.
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 296,510,023 as of October 20, 2017.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” or "CAD" to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
A&R 2015 Equity Plan	Amended and Restated Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan
ABL Facility
Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are parties hereto, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent party hereto, as Borrowers dated as of March 30, 2015, as amended

Adjusted EBITDA
EBITDA excluding certain items such as extinguishment/restructuring of debt, foreign currency exchange remeasurement, impacts of discontinued operations, severance and contractor termination costs and intersegment corporate allocations of SG&A costs

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ALJ	Administrative Law Judge
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
Long ton	2,240 pounds
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
SSR	System Support Resource
Tilden	Tilden Mining Company L.C.
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S Steel Corporation and all subsidiaries
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260.8	$323.4
Accounts receivable, net	63.9	128.7
Inventories	207.7	178.4
Supplies and other inventories	92.5	91.4
Derivative assets	89.5	33.1
Loans to and accounts receivable from the Canadian Entities	51.9	48.6
Other current assets	24.8	21.0
TOTAL CURRENT ASSETS	791.1	824.6
PROPERTY, PLANT AND EQUIPMENT, NET	993.8	984.4
OTHER NON-CURRENT ASSETS	138.4	114.9
TOTAL ASSETS	$1,923.3	$1,923.9
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	September 30, 2017	December 31, 2016
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$102.0	$107.6
Accrued expenses	109.4	123.3
Accrued interest	21.7	40.2
Contingent claims	50.0	—
Derivative liabilities	9.3	0.5
Other current liabilities	125.1	119.5
TOTAL CURRENT LIABILITIES	417.5	391.1
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	254.3	280.5
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	205.4	193.9
LONG-TERM DEBT	1,689.4	2,175.1
OTHER LIABILITIES	189.8	213.8
TOTAL LIABILITIES	2,756.4	3,254.4
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 18)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2016 - 400,000,000 shares);
Issued - 301,886,794 shares (2016 - 238,636,794 shares);
Outstanding - 296,503,284 shares (2016 - 233,074,091 shares)	37.7	29.8
Capital in excess of par value of shares	3,913.2	3,347.0
Retained deficit	(4,517.2)	(4,574.3)
Cost of 5,383,510 common shares in treasury (2016 - 5,562,703 shares)	(236.2)	(245.5)
Accumulated other comprehensive loss	(30.8)	(21.3)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(833.3)	(1,464.3)
NONCONTROLLING INTEREST	0.2	133.8
TOTAL DEFICIT	(833.1)	(1,330.5)
TOTAL LIABILITIES AND DEFICIT	$1,923.3	$1,923.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$627.5	$508.6	$1,552.3	$1,237.0
Freight and venture partners' cost reimbursements	70.9	44.7	177.0	118.0
	698.4	553.3	1,729.3	1,355.0
COST OF GOODS SOLD AND OPERATING EXPENSES	(538.2)	(467.9)	(1,328.3)	(1,147.2)
SALES MARGIN	160.2	85.4	401.0	207.8
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(24.6)	(31.1)	(77.8)	(81.8)
Miscellaneous - net	(5.9)	(19.6)	3.0	(16.9)
	(30.5)	(50.7)	(74.8)	(98.7)
OPERATING INCOME	129.7	34.7	326.2	109.1
OTHER INCOME (EXPENSE)
Interest expense, net	(28.9)	(48.7)	(103.1)	(156.2)
Gain (loss) on extinguishment/restructuring of debt	(88.6)	(18.3)	(165.4)	164.1
Other non-operating income	0.8	0.1	2.3	0.4
	(116.7)	(66.9)	(266.2)	8.3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13.0	(32.2)	60.0	117.4
INCOME TAX BENEFIT	7.6	7.1	6.8	1.7
INCOME (LOSS) FROM CONTINUING OPERATIONS	20.6	(25.1)	66.8	119.1
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	32.3	(2.7)	(13.6)	(0.6)
NET INCOME (LOSS)	52.9	(27.8)	53.2	118.5
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	0.5	2.0	3.9	(23.5)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$53.4	$(25.8)	$57.1	$95.0
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$0.07	$(0.11)	$0.25	$0.51
Discontinued operations	0.11	(0.01)	(0.05)	—
	$0.18	$(0.12)	$0.20	$0.51
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$0.07	$(0.11)	$0.24	$0.51
Discontinued operations	0.11	(0.01)	(0.05)	—
	$0.18	$(0.12)	$0.19	$0.51
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	296,079	206,279	285,771	186,454
Diluted	301,075	206,279	290,512	188,471
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$53.4	$(25.8)	$57.1	$95.0
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	7.5	7.1	18.9	19.0
Unrealized net gain (loss) on foreign currency translation	0.5	0.9	(13.6)	2.6
Unrealized net gain (loss) on derivative financial instruments, net of tax	—	0.7	—	(2.6)
OTHER COMPREHENSIVE INCOME	8.0	8.7	5.3	19.0
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(5.7)	(0.9)	(1.1)	(2.2)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$55.7	$(18.0)	$61.3	$111.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$53.2	$118.5
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	66.3	88.9
(Gain) loss on extinguishment/restructuring of debt	165.4	(164.1)
(Gain) loss on deconsolidation	16.3	(3.2)
Gain on derivatives	(47.5)	(22.6)
Other	19.0	31.6
Changes in operating assets and liabilities:
Receivables and other assets	68.9	137.5
Inventories	(26.1)	21.6
Payables, accrued expenses and other liabilities	(108.8)	(136.1)
Net cash provided by operating activities	206.7	72.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(78.9)	(45.8)
Other investing activities	(5.5)	6.3
Net cash used by investing activities	(84.4)	(39.5)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,057.8	—
Debt issuance costs	(12.0)	(5.2)
Net proceeds from issuance of common shares	661.3	287.6
Repurchase of debt	(1,720.7)	(301.0)
Repayment of equipment loans	—	(95.6)
Borrowings under credit facilities	—	105.0
Repayment under credit facilities	—	(105.0)
Acquisition of noncontrolling interest	(105.0)	—
Distributions of partnership equity	(53.0)	(52.5)
Other financing activities	(17.0)	(19.3)
Net cash used by financing activities	(188.6)	(186.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.7	0.4
DECREASE IN CASH AND CASH EQUIVALENTS	(62.6)	(153.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	323.4	285.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260.8	$132.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
We report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of September 30, 2017:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden[1]	Michigan	100.0%	Iron Ore	Active
Empire[1]	Michigan	100.0%	Iron Ore	Indefinitely Idled
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active

[1] During the third quarter of 2017, our ownership interest in Tilden and Empire changed. Refer to the Noncontrolling Interests section below for additional information.
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of September 30, 2017 and December 31, 2016, our investment in Hibbing was $6.1 million and $8.7 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Noncontrolling Interests
During the third quarter of 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets for $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of approximately $44.2 million, the first of which was paid upon the execution of the agreement and the remaining distributions are due in August 2018 and August 2019. Upon payment of the first installment, we assumed ArcelorMittal's 21% interest and have reflected this ownership percentage change in our unaudited condensed consolidated financial statements as of and for the period ended September 30, 2017. We accounted for the increase in ownership as an equity transaction, which resulted in a $16.0 million decrease in equity attributable to Cliffs' shareholders and a $116.7 million decrease in Noncontrolling interest.
During the third quarter of 2017, we also acquired the remaining 15% equity interest in Tilden owned by U.S. Steel for $105.0 million. With the closing of this transaction, we now have 100% ownership of the mine. We accounted for the increase in ownership as an equity transaction, which resulted in an $89.1 million decrease in equity attributable to Cliffs' shareholders and a $15.9 million decrease in Noncontrolling interest.

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
The following represents the transaction gains and losses resulting from remeasurement for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Remeasurement of short-term intercompany loans	$0.1	$0.2	$16.7	$0.5
Remeasurement of cash and cash equivalents	(1.1)	(1.1)	(2.8)	0.3
Other remeasurement	(1.4)	0.6	(2.7)	(2.0)
Net impact of transaction gains (losses) resulting from remeasurement	$(2.4)	$(0.3)	$11.2	$(1.2)
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements
Issued and Not Effective
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The new standard simplifies hedge accounting through changes to both designation and measurement requirements.  For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements.  ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update.  We are currently assessing the impact this ASU will have on the consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires the service cost component of pension and other postretirement benefit expenses to be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of ASU No. 2017-07 in the first quarter of 2018 will impact the Statements of Unaudited Condensed Consolidated Operations by changing our classification of the components of pension and OPEB costs; however, it will not impact our Net Income (Loss). The following represents the estimated impact from the adoption of ASU No. 2017-07 for the nine months ended September 30, 2017:

	($ in Millions)
	Nine Months Ended September 30, 2017
		Estimate
Financial Statement Line Impacted	As Reported	Adoption of ASU No. 2017-07	As Adjusted
Cost of goods sold and operating expenses	$(1,328.3)	$1.3	$(1,327.0)
Selling, general and administrative expenses	$(77.8)	$(5.8)	$(83.6)
Miscellaneous - net	$3.0	$(1.2)	$1.8
Operating income	$326.2	$(5.7)	$320.5
Other non-operating income	$2.3	$5.7	$8.0
Net Income (Loss)	$53.2	$—	$53.2
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. We plan to adopt the standard on its effective date of January 1, 2019. The new standard must be adopted using a modified retrospective approach and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently finalizing our implementation plan, compiling an inventory of existing leases and evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers. The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Reporting entities must prepare new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets. We plan to adopt the standard on its effective date of January 1, 2018 using the modified retrospective transition method. As of September 30, 2017, we have completed the evaluation of the new standard and the related review and assessment of substantially all existing contracts with our customers. We determined that revenue will generally be recognized upon delivery for our U.S. Iron Ore customers, which is earlier than under the current guidance. Current guidance requires us to recognize revenue when title transfers which is generally the point at which we receive payment. However, the total amount of revenue recognized during the year should remain substantially the same as under current GAAP. We do not anticipate any significant changes in the timing and pattern of revenue recognition for our Asia Pacific Iron Ore contracts. Based on our analysis to date, we anticipate the primary impact of the adoption on our consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first nine months of 2017 or 2016.
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate performance on a segment basis, as well as a consolidated basis, based on EBITDA and Adjusted EBITDA. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business and each operating segment are performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
The following tables present a summary of our reportable segments for the three and nine months ended September 30, 2017 and 2016, including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenues from product sales and services:
U.S. Iron Ore	$596.7	85%	$428.3	77%	$1,354.2	78%	$975.5	72%
Asia Pacific Iron Ore	101.7	15%	125.0	23%	375.1	22%	379.5	28%
Total revenues from product sales and services	$698.4	100%	$553.3	100%	$1,729.3	100%	$1,355.0	100%

Sales margin:
U.S. Iron Ore	$157.2		$66.5		$349.8		$149.7
Asia Pacific Iron Ore	3.0		18.9		51.2		58.1
Sales margin	160.2		85.4		401.0		207.8
Other operating expense	(30.5)		(50.7)		(74.8)		(98.7)
Other income (expense)	(116.7)		(66.9)		(266.2)		8.3
Income (loss) from continuing operations before income taxes	$13.0		$(32.2)		$60.0		$117.4

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$52.9	$(27.8)	$53.2	$118.5
Less:
Interest expense, net	(28.9)	(48.7)	(103.1)	(156.2)
Income tax benefit	7.6	7.1	6.8	1.7
Depreciation, depletion and amortization	(21.5)	(26.8)	(66.3)	(88.9)
EBITDA	$95.7	$40.6	$215.8	$361.9
Less:
Gain (loss) on extinguishment/restructuring of debt	$(88.6)	$(18.3)	$(165.4)	$164.1
Foreign exchange remeasurement	(2.4)	(0.3)	11.2	(1.2)
Impact of discontinued operations	32.3	(2.7)	(13.6)	(0.6)
Severance and contractor termination costs	—	—	—	(0.1)
Adjusted EBITDA	$154.4	$61.9	$383.6	$199.7

EBITDA
U.S. Iron Ore	$168.9	$61.1	$381.8	$196.6
Asia Pacific Iron Ore	2.3	21.2	54.9	69.6
Other	(75.5)	(41.7)	(220.9)	95.7
Total EBITDA	$95.7	$40.6	$215.8	$361.9

Adjusted EBITDA:
U.S. Iron Ore	$174.2	$65.3	$399.8	$208.6
Asia Pacific Iron Ore	4.9	23.7	61.7	73.2
Other	(24.7)	(27.1)	(77.9)	(82.1)
Total Adjusted EBITDA	$154.4	$61.9	$383.6	$199.7

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation, depletion and amortization:
U.S. Iron Ore	$16.5	$18.8	$49.6	$65.1
Asia Pacific Iron Ore	3.3	6.3	11.3	19.2
Other	1.7	1.7	5.4	4.6
Total depreciation, depletion and amortization	$21.5	$26.8	$66.3	$88.9

Capital additions:
U.S. Iron Ore	$19.2	$25.8	$70.9	$39.5
Asia Pacific Iron Ore	0.8	0.2	1.6	0.2
Other	7.1	0.4	7.1	4.8
Total capital additions[1]	$27.1	$26.4	$79.6	$44.5

[1] Includes cash paid for capital additions of $78.9 million and $45.8 million and an increase in non-cash accruals of $0.7 million and a decrease in non-cash accruals of $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2017	December 31, 2016
Assets:
U.S. Iron Ore	$1,467.2	$1,372.5
Asia Pacific Iron Ore	139.4	155.1
Total segment assets	1,606.6	1,527.6
Corporate	316.7	396.3
Total assets	$1,923.3	$1,923.9
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017 and December 31, 2016:

	(In Millions)
	September 30, 2017			December 31, 2016
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$151.3	$18.6	$169.9	$124.4	$12.6	$137.0
Asia Pacific Iron Ore	29.4	8.4	37.8	23.6	17.8	41.4
Total	$180.7	$27.0	$207.7	$148.0	$30.4	$178.4

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets as of September 30, 2017 and December 31, 2016:

	(In Millions)
	September 30, 2017	December 31, 2016
Land rights and mineral rights	$500.7	$500.5
Office and information technology	66.2	65.1
Buildings	80.0	67.9
Mining equipment	585.4	592.2
Processing equipment	607.9	552.0
Electric power facilities	57.0	49.4
Land improvements	23.7	23.5
Asset retirement obligation	19.6	19.8
Other	30.4	28.1
Construction in-progress	35.4	42.8
	2,006.3	1,941.3
Allowance for depreciation and depletion	(1,012.5)	(956.9)
	$993.8	$984.4
We recorded depreciation and depletion expense of $21.0 million and $64.8 million in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2017, respectively. This compares with depreciation and depletion expense of $25.6 million and $85.1 million for the three and nine months ended September 30, 2016, respectively.
NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of September 30, 2017 and December 31, 2016:

(In Millions)
September 30, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	$88.9	$(0.2)	$(0.2)	$88.5
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$1.075 Billion 5.75% 2025 Senior Notes	5.75%	1,075.0	(11.2)	(17.0)	1,046.8
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.4)	(3.4)	292.6
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.5
Long-term debt					$1,689.4

(In Millions)
December 31, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/ (Unamortized Discounts)	Total Debt
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(8.0)	$(25.7)	$506.3
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	65.7	284.2
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(5.8)	(85.2)	339.1
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.6)	(0.5)	224.5
$500 Million 4.80% 2020 Senior Notes	4.83%	236.8	(0.7)	(0.2)	235.9
$700 Million 4.875% 2021 Senior Notes	4.89%	309.4	(1.0)	(0.2)	308.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.9
Total debt					$2,192.6
Less current portion					17.5
Long-term debt					$2,175.1
$1.075 Billion 5.75% 2025 Senior Notes - 2017 Offering
On February 27, 2017, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance of $500 million aggregate principal amount of 5.75% Senior Notes due 2025. On August 7, 2017, we issued an additional $575 million aggregate principal amount of our 5.75% Senior Notes due 2025 (together referred to as the "5.75% Senior Notes"). The 5.75% Senior Notes were issued in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of this offering, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.75% Senior Notes for publicly registered notes within 365 days of the closing date, with all significant terms and conditions remaining the same.
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
The 5.75% Senior Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency and failure to pay certain judgments. An event of default under the indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding notes issued under the indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 5.75% Senior Notes. Debt issuance costs of $12.0 million were incurred related to the offering of the 5.75% Senior Notes, $11.2 million of which is included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017.
Debt Extinguishment
The following is a summary of the debt extinguished during the nine months ended September 30, 2017 and the respective gain (loss) on extinguishment for the three and nine months ended September 30, 2017:

(In Millions)
		Gain (Loss) on Extinguishment[1]
	Debt Extinguished	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	$540.0	$(88.6)	$(93.5)
$218.5 Million 8.00% 2020 1.5 Lien Notes	218.5	—	45.1
$544.2 Million 7.75% 2020 Second Lien Notes	430.1	—	(104.5)
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	136.7	—	(7.8)
$500 Million 4.80% 2020 Senior Notes	114.4	—	(1.9)
$700 Million 4.875% 2021 Senior Notes	171.0	—	(2.8)
	$1,610.7	$(88.6)	$(165.4)

[1] This includes premiums paid related to the redemption of our notes of $62.4 million and $110.0 million for the three and nine months ended September 30, 2017, respectively.
Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings under the ABL Facility, based on the principal amounts outstanding at September 30, 2017:

(In Millions)
Maturities of Debt
2017 (October 1 - December 31)	$—
2018	—
2019	—
2020	211.3
2021	138.4
2022	—
2023 and thereafter	1,373.4
Total maturities of debt	$1,723.1

ABL Facility
As of September 30, 2017 and December 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $254.2 million and $333.0 million, respectively, as a result of borrowing base limitations. As of September 30, 2017 and December 31, 2016, the principal amount of letter of credit obligations totaled $45.0 million and $106.0 million, respectively, to support business obligations primarily related to workers compensation and environmental obligations, thereby further reducing available borrowing capacity on our ABL Facility to $209.2 million and $227.0 million, respectively.
NOTE 6 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value at September 30, 2017 and December 31, 2016:

	(In Millions)
	September 30, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$40.0	$37.0	$—	$77.0
Derivative assets	—	—	89.5	89.5
Total	$40.0	$37.0	$89.5	$166.5
Liabilities:
Derivative liabilities	$—	$—	$9.3	$9.3
Total	$—	$—	$9.3	$9.3

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$177.0	$—	$—	$177.0
Derivative assets	—	1.5	31.6	33.1
Total	$177.0	$1.5	$31.6	$210.1
Liabilities:
Derivative liabilities	$—	$—	$0.5	$0.5
Total	$—	$—	$0.5	$0.5

Financial assets classified in Level 1 as of September 30, 2017 and December 31, 2016 include money market funds of $40.0 million and $177.0 million, respectively. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable. Level 2 assets included $37.0 million of commercial paper at September 30, 2017 and $1.5 million of commodity hedge contracts at December 31, 2016.
The Level 3 assets include derivative assets that consist of freestanding derivative instruments related to certain supply agreements with one of our U.S Iron Ore customers and certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers.
The supply agreements included in our Level 3 assets/liabilities include provisions for supplemental revenue or refunds based on the customer’s annual steel pricing or the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust these provisions to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instruments are determined using a market approach with one supply agreement based on an estimate of the annual realized price of hot-rolled coil steel at the steelmaker’s facilities and the other supply agreement based on the estimate of the average annual daily market price for hot-rolled coil steel. Both estimates take into consideration current market conditions and nonperformance risk. We had assets of $84.8 million and $21.3 million at September 30, 2017 and December 31, 2016, respectively, related to supply agreements.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. We had assets of $4.7 million and $10.3 million at September 30, 2017 and December 31, 2016, respectively, related to provisional pricing arrangements. In addition, we had liabilities of $9.3 million and $0.5 million related to provisional pricing arrangements at September 30, 2017 and December 31, 2016, respectively.

The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at September 30, 2017	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Provisional pricing arrangements	$4.7	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$61 - $74 ($73)
				Market Hot-Rolled Coil Steel Estimate per net ton	$580 - $660 ($625)
Provisional pricing arrangements	$9.3	Derivative liabilities	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$61 - $74 ($73)
Customer supply agreements	$84.8	Derivative assets	Market Approach	Customer Hot-Rolled Steel Estimate per net ton	$558 - $622 ($565)
				Market Hot-Rolled Coil Steel Estimate per net ton	$580 - $660 ($625)
The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements are management’s estimates of Platts 62% Price based upon current market data, index pricing and the average annual daily steel market price for hot-rolled coil steel, each of which includes forward-looking estimates determined by management. Significant increases or decreases in these inputs would result in a significantly higher or lower fair value measurement, respectively.
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

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016.

	(In Millions)
	Level 3 Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$72.5	$25.8	$31.6	$7.8
Total gains (losses)
Included in earnings	60.6	14.6	156.0	62.6
Settlements	(43.6)	(12.0)	(98.1)	(42.0)
Ending balance - September 30	$89.5	$28.4	$89.5	$28.4
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$0.1	$8.2	$53.4	$24.7

	(In Millions)
	Level 3 Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$(20.9)	$(2.6)	$(0.5)	$(3.4)
Total gains (losses)
Included in earnings	(19.3)	(2.9)	(64.9)	(12.8)
Settlements	30.9	2.8	56.1	13.5
Ending balance - September 30	$(9.3)	$(2.7)	$(9.3)	$(2.7)
Total gains (losses) for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$6.0	$(2.7)	$(14.8)	$(2.7)
Gains and losses from derivative assets and liabilities are included in earnings and are reported in Product revenues for the three and nine months ended September 30, 2017 and 2016.

The carrying amount of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at September 30, 2017 and December 31, 2016 were as follows:

		(In Millions)
		September 30, 2017		December 31, 2016
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
First Senior Lien Notes —$540 million	Level 1	$—	$—	$506.3	$595.0
1.5 Senior Lien Notes —$218.5 million	Level 2	—	—	284.2	229.5
Second Senior Lien Notes —$544.2 million	Level 1	—	—	339.1	439.7
Unsecured Notes
Senior Notes—$1.075 billion	Level 1	1,046.8	1,032.0	—	—
Senior Notes—$400 million	Level 1	88.5	88.4	224.5	219.6
Senior Notes—$500 million	Level 1	122.0	116.9	235.9	221.1
Senior Notes—$700 million	Level 1	138.0	132.4	308.2	283.1
Senior Notes—$800 million	Level 1	292.6	249.0	292.5	234.7
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	1.5	1.5	1.9	1.9
Total long-term debt		$1,689.4	$1,620.2	$2,192.6	$2,224.6
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates.

Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the financial assets and liabilities that were measured on a fair value basis at September 30, 2017 and December 31, 2016 for the Canadian Entities. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	September 30, 2017
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Year-to-Date Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$51.9	$51.9	$3.3
Liabilities:
Guarantees	$—	$—	$—	$—	$31.4

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Year-to-Date Gains (Losses)
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$48.6	$48.6	$(17.5)
Liabilities:
Guarantees	$—	$—	$37.2	$37.2	$0.4
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the remaining underlying assets of the Canadian Entities to remaining estimated liabilities. We recorded the Canadian denominated guarantees at book value, which best approximated fair value, and adjusted the carrying balance on a quarterly basis based on the change in foreign exchange rates.
We previously recorded liabilities of $37.2 million related to guarantees for certain environmental obligations of the Canadian Entities, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of December 31, 2016. During the three months ended September 30, 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings. As part of the transaction, we were required to fund the buyer's financial assurance shortfall of $7.7 million in order to complete the conveyance of the environmental remediation obligations to the buyer, which released us from our guarantees, and along with other current period activity, resulted in a net gain of $31.4 million included in Income (Loss) from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations.
To assess the fair value and recoverability of the accounts receivable from the Canadian Entities, we estimated the fair value of the underlying net assets of the Canadian Entities available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims. These underlying amounts are denominated primarily in Canadian dollars and are remeasured on a quarterly basis.
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
The following are the components of defined benefit pension and OPEB costs and credits for the three and nine months ended September 30, 2017 and 2016:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$3.4	$4.2	$12.9	$13.2
Interest cost	7.9	7.8	22.9	22.7
Expected return on plan assets	(13.8)	(13.6)	(40.9)	(41.0)
Amortization:
Prior service costs	0.6	0.5	1.9	1.6
Net actuarial loss	6.1	5.4	16.7	15.9
Net periodic benefit cost	$4.2	$4.3	$13.5	$12.4
Other Postretirement Benefits Credits

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$0.3	$0.4	$1.3	$1.3
Interest cost	1.9	2.3	6.2	6.8
Expected return on plan assets	(4.4)	(4.3)	(13.3)	(12.8)
Amortization:
Prior service credits	(0.8)	(0.9)	(2.3)	(2.8)
Net actuarial loss	0.9	1.7	3.4	4.5
Net periodic benefit credit	$(2.1)	$(0.8)	$(4.7)	$(3.0)
Based on funding requirements, we made pension contributions of $19.7 million and $22.0 million for the three and nine months ended September 30, 2017, respectively, compared to pension contributions of $0.5 million and $0.7 million for the three and nine months ended September 30, 2016, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and nine months ended September 30, 2017 and September 30, 2016.

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
NOTE 9 - INCOME TAXES
Our 2017 estimated annual effective tax rate before discrete items is approximately negative 1.7%. The annual effective tax rate differs from the U.S. statutory rate of 35% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year. The 2016 estimated annual effective tax rate before discrete items at September 30, 2016 was 0.4%.

For the three and nine months ended September 30, 2017, we recorded discrete items that resulted in an income tax benefit of $5.9 million and $5.8 million respectively. These items relate primarily to the monetization of unused AMT credits upon the filing of the 2016 U.S. federal income tax return and adjustments to reserves for uncertain tax positions. For the three and nine months ended September 30, 2016, there were discrete items that resulted in an income tax benefit of $2.9 million and $2.2 million, respectively. These items related primarily to prior year adjustments due to a change in estimate of the 2015 net operating loss and corresponding reversal of valuation allowance and quarterly interest accrued on reserves for uncertain tax positions.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $1.8 million and $5.3 million for the three and nine months ended September 30, 2017, respectively, compared with $2.2 million and $6.8 million for the comparable periods in 2016.
Future minimum payments under capital leases and non-cancellable operating leases at September 30, 2017 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2017 (October 1 - December 31)	$6.1	$1.8
2018	19.3	5.9
2019	10.7	2.9
2020	9.7	2.9
2021	9.0	3.0
2022 and thereafter	0.7	—
Total minimum lease payments	$55.5	$16.5
Amounts representing interest	9.0
Present value of net minimum lease payments[1]	$46.5

[1] The total is comprised of $17.0 million and $29.5 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position at September 30, 2017.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $216.2 million and $206.8 million at September 30, 2017 and December 31, 2016, respectively. The following is a summary of the obligations as of September 30, 2017 and December 31, 2016:

	(In Millions)
	September 30, 2017	December 31, 2016
Environmental	$2.9	$2.8
Mine closure
U.S. Iron Ore[1]	195.0	187.8
Asia Pacific Iron Ore	18.3	16.2
Total mine closure	213.3	204.0
Total environmental and mine closure obligations	216.2	206.8
Less current portion	10.8	12.9
Long-term environmental and mine closure obligations	$205.4	$193.9

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
The following represents a roll forward of our asset retirement obligation liability for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	(In Millions)
	September 30, 2017	December 31, 2016
Asset retirement obligation at beginning of period	$204.0	$230.4
Accretion expense	11.1	14.0
Remediation payments	(3.2)	(2.2)
Exchange rate changes	1.4	(0.2)
Revision in estimated cash flows	—	(38.0)
Asset retirement obligation at end of period	$213.3	$204.0
For the year ended December 31, 2016, the revisions in estimated cash flows recorded during the year related primarily to revisions in the timing of the estimated cash flows related to two of our U.S. mines. The Empire mine asset retirement obligation was reduced by $29.6 million as a result of the further refinement of the timing of cash flows and a downward revision of estimated asset retirement costs related to technology associated with required storm water management systems expected to be implemented. Additionally, during 2016, a new economic reserve estimate was completed for United Taconite, increasing salable product reserves by 115 million long tons and consequently significantly increasing the life-of-mine plan, resulting in a $9.2 million decrease in the asset retirement obligation.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill as of September 30, 2017 and December 31, 2016 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
The following table is a summary of definite-lived intangible assets as of September 30, 2017 and December 31, 2016:

		(In Millions)
		September 30, 2017			December 31, 2016
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Permits	Other non-current assets	$78.9	$(26.1)	$52.8	$78.4	$(24.6)	$53.8
Amortization expense relating to other intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to other intangible assets was $1.2 million and $3.8 million for the comparable periods in 2016. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017 and December 31, 2016:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Customer supply agreements	Derivative assets	$84.8	Derivative assets	$21.3		$—		$—
Provisional pricing arrangements	Derivative assets	4.7	Derivative assets	10.3	Derivative liabilities	9.3	Derivative liabilities	0.5
Commodity contracts		—	Derivative assets	1.5		—		—
Total derivatives not designated as hedging instruments under ASC 815		$89.5		$33.1		$9.3		$0.5
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
We recognized a $54.4 million and $123.6 million net gain in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2017, respectively, related to the supplemental payments. This compares with a net gain in Product revenues of $7.1 million and $26.8 million, for the comparable periods in 2016. Derivative assets, representing the fair value of the supplemental revenue, were $84.8 million and $21.3 million as of September 30, 2017 and December 31, 2016 in the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.
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
At September 30, 2017, we recorded $4.7 million as Derivative assets and $9.3 million as Derivative liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Unaudited Condensed Consolidated Financial Position. At December 31, 2016, we recorded $10.3 million as Derivative assets and $0.5 million as Derivative liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Unaudited Condensed Consolidated Financial Position. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. As a result, we recognized a net decrease of $13.1 million and $32.9 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2017, respectively, related to these arrangements. This compares with a net increase of $4.5 million and $22.9 million in Product revenues for the comparable periods in 2016, respectively.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2017 and 2016:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Customer Supply Agreements	Product revenues	$54.3	$7.1	$123.9	$26.8
Provisional Pricing Arrangements	Product revenues	(13.1)	4.5	(32.9)	22.9
Commodity Contracts	Cost of goods sold and operating expenses	—	—	(1.3)	—
Total		$41.2	$11.6	$89.7	$49.7
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

NOTE 15 - SHAREHOLDERS' DEFICIT
The following table reflects the changes in shareholders' deficit attributable to both Cliffs and the noncontrolling interests, primarily related to Tilden and Empire. Cliffs owns 100% of both mines as of September 30, 2017 and 85% and 79%, respectively, as of September 30, 2016:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2016	$(1,464.3)	$133.8	$(1,330.5)
Comprehensive loss
Net income (loss)	57.1	(3.9)	53.2
Other comprehensive income	4.2	1.1	5.3
Total comprehensive income (loss)	61.3	(2.8)	58.5
Issuance of common shares	661.3	—	661.3
Stock and other incentive plans	13.5	—	13.5
Acquisition of noncontrolling interest	(89.1)	(15.9)	(105.0)
Distribution of partnership equity	(16.0)	(116.7)	(132.7)
Distributions to noncontrolling interest	—	1.8	1.8
September 30, 2017	$(833.3)	$0.2	$(833.1)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2015	$(1,981.4)	$169.8	$(1,811.6)
Comprehensive income
Net income	95.0	23.5	118.5
Other comprehensive income	16.8	2.2	19.0
Total comprehensive income	111.8	25.7	137.5
Issuance of common shares	315.2	—	315.2
Stock and other incentive plans	10.1	—	10.1
Distributions of partnership equity	—	(48.8)	(48.8)
Distributions to noncontrolling interest	—	(2.9)	(2.9)
September 30, 2016	$(1,544.3)	$143.8	$(1,400.5)

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ deficit for September 30, 2017 and September 30, 2016:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2016	$(260.6)	$239.3	$(21.3)
Other comprehensive income (loss) before reclassifications	3.3	(12.7)	(9.4)
Net loss reclassified from accumulated other comprehensive loss	6.4	—	6.4
March 31, 2017	$(250.9)	$226.6	$(24.3)
Other comprehensive loss before reclassifications	(0.1)	(1.5)	(1.6)
Net loss reclassified from accumulated other comprehensive loss	6.5	—	6.5
June 30, 2017	$(244.5)	$225.1	$(19.4)
Other comprehensive income (loss) before reclassifications	(18.7)	0.5	(18.2)
Net loss reclassified from accumulated other comprehensive loss	6.8	—	6.8
September 30, 2017	$(256.4)	$225.6	$(30.8)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(0.1)	4.4	(3.4)	(0.6)
Net loss reclassified from accumulated other comprehensive loss	6.3	—	—	—	6.3
March 31, 2016	$(236.6)	$—	$225.1	$(0.8)	$(12.3)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(2.7)	0.1	(3.0)
Net loss reclassified from accumulated other comprehensive loss	6.3	—	—	—	6.3
June 30, 2016	$(230.7)	$—	$222.4	$(0.7)	$(9.0)
Other comprehensive income (loss) before reclassifications	(0.5)	—	0.9	—	0.4
Net loss reclassified from accumulated other comprehensive income (loss)	6.7	—	—	0.7	7.4
September 30, 2016	$(224.5)	$—	$223.3	$—	$(1.2)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ deficit for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of pension and postretirement benefit liability:
Prior service credits[1]	$(0.2)	$(0.4)	$(0.4)	$(1.2)
Net actuarial loss[1]	7.0	7.1	20.1	20.4
Total before taxes	6.8	6.7	19.7	19.2
	—	—	—	—	Income tax benefit
	$6.8	$6.7	$19.7	$19.2

Unrealized gain (loss) on derivative financial instruments:
Treasury lock	$—	$1.2	$—	$1.2	Gain (loss) on extinguishment/restructuring of debt
	—	(0.5)	—	(0.5)	Income tax benefit
	$—	$0.7	$—	$0.7	Net of taxes

Total reclassifications for the period, net of tax	$6.8	$7.4	$19.7	$19.9

[1] These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (credit). Refer to NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - RELATED PARTIES
One of our four operating U.S. iron ore mines is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of such co-owned mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. One of the joint venture partners is also our customer. The following is a summary of the mine ownership of the co-owned iron ore mine at September 30, 2017:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
During the third quarter of 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets for $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of approximately $44.2 million, the first of which was paid upon the execution of the agreement and the remaining distributions are due in August 2018 and August 2019. The remaining two outstanding installments, each for $44.2 million, are reflected in Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017. We accounted for the increase in ownership as an equity transaction, which resulted in a $16.0 million decrease in equity attributable to Cliffs' shareholders and a $116.7 million decrease in Noncontrolling interest.
As part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, distributions of the partners' equity amounts were required to be made on a quarterly basis beginning in the first quarter of 2015. These equity distributions were made through the termination of the partnership agreement on December 31, 2016. We paid $8.7 million in January 2017 related to 2016 distributions. During the three and nine months ended September 30, 2016, we recorded distributions of $7.4 million and $48.8 million, respectively, under this agreement of which $41.4 million was paid as of September 30, 2016. In addition, we paid $11.1 million in January 2016 related to 2015 distributions.
During the third quarter of 2017, we acquired U.S. Steel's 15% equity interest in Tilden for $105.0 million. With the closing of this transaction, we now have 100% ownership of Tilden. We accounted for the increase in ownership as an equity transaction, which resulted in an $89.1 million decrease in equity attributable to Cliffs' shareholders and a $15.9 million decrease in Noncontrolling interest.
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenues from related parties	$265.5	$223.4	$602.4	$568.4
Total product revenues	$627.5	$508.6	$1,552.3	$1,237.0
Related party product revenue as a percent of total product revenue	42.3%	43.9%	38.8%	45.9%
The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017 and December 31, 2016:

	(In Millions)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Amounts due from related parties	Accounts receivable, net	$4.5	$46.9
Amounts due from related parties	Other current assets	3.4	—
Customer supply agreements and provisional pricing agreements	Derivative assets	88.5	26.8
Amounts due to related parties	Other current liabilities	(45.3)	(8.7)
Amounts due to related parties	Derivative liabilities	(5.4)	—
Amounts due to related parties	Other liabilities	(44.2)	—
Net amounts due from related parties		$1.5	$65.0
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

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (Loss) from Continuing Operations	$20.6	$(25.1)	$66.8	$119.1
Loss (Income) from Continuing Operations Attributable to Noncontrolling Interest	0.5	2.0	3.9	(23.5)
Net Income (Loss) from Continuing Operations Attributable to Cliffs Shareholders	$21.1	$(23.1)	$70.7	$95.6
Income (Loss) from Discontinued Operations, net of tax	32.3	(2.7)	(13.6)	(0.6)
Net Income (Loss) Attributable to Cliffs Shareholders	$53.4	$(25.8)	$57.1	$95.0
Weighted Average Number of Shares:
Basic	296.1	206.3	285.8	186.5
Employee Stock Plans	5.0	—	4.7	2.0
Diluted	301.1	206.3	290.5	188.5
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.07	$(0.11)	$0.25	$0.51
Discontinued operations	0.11	(0.01)	(0.05)	—
	$0.18	$(0.12)	$0.20	$0.51
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.07	$(0.11)	$0.24	$0.51
Discontinued operations	0.11	(0.01)	(0.05)	—
	$0.18	$(0.12)	$0.19	$0.51
The diluted earnings per share calculation excludes 3.0 million shares for the three months ended September 30, 2016 related to equity plan awards that would have been anti-dilutive.
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
Currently, we have recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following legal matters:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. Should FERC award SSR costs based on retroactive surcharges and the amount of SSR compensation not be adjusted, our current estimate of the potential liability to the Empire and Tilden mines is $13.6 million, based on MISO's June 14, 2016 refund report (as revised in MISO's July 20, 2016 errata refund report) for the Escanaba, White Pine and Presque Isle SSRs.  On November 8, 2016, Tilden and Empire, along with various Michigan-aligned parties, filed petitions for review of FERC’s order regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. On January 27, 2017, Tilden, Empire and other appellants filed a motion to terminate further abeyance of briefing so that cost allocation issues could be heard earlier at the Court of Appeals than revenue requirement issues still pending at FERC, which motion was granted on April 4, 2017. We will continue to vigorously challenge both the amount of the SSR compensation and the imposition of any SSR costs before FERC and the U.S. Court of Appeals for the D.C. Circuit. As of September 30, 2017, $13.6 million is included in our Statements of Unaudited Condensed Consolidated Financial Position as part of Accrued expenses.
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
Prior to the deconsolidations, various Cliffs wholly-owned entities made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated from our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $51.9 million and $48.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017 and December 31, 2016, respectively.
During the three months ended June 30, 2017, we became aware that it was probable the Monitor will assert a preference claim of the CCAA estate against the Company. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability approximately equal to the value of the Company’s related-party claims against the CCAA estate of $50.0 million, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2017 and included within Income (Loss) from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations for the nine months ended September 30, 2017. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of Cliffs’ related-party claims against the estate. Thus, it is possible that a change in the estimated liability may occur in the future. Cliffs denies it is liable for any amount and will vigorously defend such claim.
We previously recorded liabilities of $37.2 million related to guarantees for certain environmental obligations of the Canadian Entities, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of December 31, 2016. During the three months ended September 30, 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings. As part of the sale, the environmental remediation obligations were conveyed to the buyer and we were released from our guarantees, which resulted in a net gain of $31.4 million included in Income (Loss) from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations.
As of September 30, 2017, substantially all of the assets available to the estate have been liquidated. The CCAA proceedings are still ongoing and the Monitor is evaluating all claims into the estate including our related-party claims. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the estate, including, if any, to Cliffs, and whether Cliffs could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.

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
Overview
Founded in 1847, Cleveland-Cliffs Inc. is the largest and oldest independent iron ore mining company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Additionally, we operate an iron ore mining complex in Western Australia. By 2020, Cliffs expects to be the sole producer of HBI in the Great Lakes region with the development of its first production plant in Toledo, Ohio. Driven by the core values of safety, social, environmental and capital stewardship, our employees endeavor to provide all stakeholders with operating and financial transparency.
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first nine months of 2017, the U.S. produced approximately 61 million metric tons of crude steel, which is up 3% when compared to the same period in 2016, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 75% in the first nine months of 2017, which is an approximate 3% increase from the same period in 2016. Additionally, in the first nine months of 2017, China produced approximately 639 million metric tons of crude steel, or approximately 50% of total global crude steel production. These figures represent an approximate 6% increase in Chinese crude steel production when compared to the same period in 2016. Through the first nine months of 2017, global crude steel production increased about 6% compared to the same period in 2016.
The Platts 62% Price increased 35% to an average price of $73 per metric ton for the nine months ended September 30, 2017 compared to the respective period of 2016. Additionally, the average daily U.S. Midwest market price for hot-rolled coil steel increased 19% to an average price of $623 per net ton for the nine months ended September 30, 2017. Volatility in the spot price impacts our realized revenue rates at each of our segments to varying extents as our U.S. Iron Ore contracts correlate to both the Platts 62% Price and the average annual daily market price for hot-rolled coil steel, along with other items. Our Asia Pacific Iron Ore contracts heavily correlate to the Platts 62% Price, though somewhat distorted due to the discounts attributable to the lower iron content of the ore sold there.
We recognize the volatility of iron ore supply-demand dynamics and that changes in behaviors of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term. During the first nine months of 2017, we were generally pleased with both the signs of supply discipline from the majors and record levels of Chinese steel production. However, if Chinese steel capacity decreases during the winter months are not counterbalanced with corresponding supply decreases, prices could face headwinds.
We have also noticed vastly improved demand for higher grade iron ore products, typically those of benchmark grade (62% iron content) and above, as Chinese mills put more emphasis on the more productive and environmentally friendly nature of these ores. Assuming the margins at Chinese mills remain strong and the government continues to clamp down on pollution, we believe that the mills will continue to favor benchmark quality ore, placing additional pricing pressure on lower quality ore.
The price for domestic hot-rolled coil steel through the first nine months of the year was 19% higher compared to the same period last year. Despite the decrease in U.S. automobile demand this year, the domestic price environment has recovered due to supply-side discipline and an improved energy sector. In addition, steel market reform in China has kept foreign steel prices high, thus making imports less attractive. As a result, we remain positive on our outlook on this market, especially given the January 2018 report deadline for the Section 232 investigation announced in April 2017. We remain confident that some level of restrictive import measure will be recommended, which could lead to more favorable market dynamics.
For the three months ended September 30, 2017 and 2016, our consolidated revenues were $698.4 million and $553.3 million, respectively, with net income from continuing operations per diluted share of $0.07 and net loss from continuing operations per diluted share of $0.11, respectively. Net income from continuing operations was negatively impacted as a result of losses on extinguishment/restructuring of debt of $88.6 million in the three months ended September 30, 2017, compared to losses on extinguishment/restructuring of debt of $18.3 million in the three months ended September 30, 2016. Sales margin increased by $74.8 million in the three months ended September 30, 2017 when compared to the same period in 2016, primarily driven by the increase in revenue from higher overall average realized product revenue rates across all of our operations and higher sales volumes at our U.S. Iron Ore operations.
For the nine months ended September 30, 2017 and 2016, our consolidated revenues were $1,729.3 million and $1,355.0 million, respectively, with net income from continuing operations per diluted share of $0.24 and $0.51, respectively. Net income from continuing operations was negatively impacted as a result of losses on extinguishment/restructuring of debt of $165.4 million in the nine months ended September 30, 2017, while the nine months ended September 30, 2016 was positively impacted as a result of gains on extinguishment/restructuring of debt of $164.1 million. Sales margin increased by $193.2 million in the nine months ended September 30, 2017 when compared to the same period in 2016, primarily driven by the increase in revenue from higher overall average realized product revenue rates across all of our operations and higher sales volumes at our U.S. Iron Ore operations.
Third Quarter 2017 Recent Developments
During the third quarter of 2017, we completed an issuance of $575 million aggregate principal amount of 5.75% Senior Notes due March 1, 2025. This issuance constitutes an addition to our $500 million aggregate principal amount of 5.75% Senior Notes due March 1, 2025, issued in the first quarter of 2017. We used the net proceeds from the additional issuance to redeem all of our outstanding 8.25% Senior Notes due 2020, which was $504.4 million of aggregate principal amount.
Our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets for $132.7 million to ArcelorMittal in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of approximately $44.2 million, the first of which was paid upon the execution of the agreement and the remaining distributions are due in August 2018 and August 2019.
We also acquired the 15% equity interest in Tilden owned by U.S. Steel for $105.0 million. With the closing of this transaction, we now have 100% ownership of Tilden, which will provide an additional 1.2 million long tons of annual pellet production capacity starting in 2018, and an additional 55 million long tons of proven and probable crude ore reserves.
We renamed the Company to its historical name Cleveland-Cliffs Inc.  The name change was part of the celebration of the 170th anniversary of the Company.  As we reached this milestone and looked ahead to our next era of growth in the United States, we decided to return to Cleveland-Cliffs Inc. — a name synonymous with our core U.S. iron ore business.
Business Segments
Our company’s primary continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Results of Operations – Consolidated
2017 Compared to 2016
The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$698.4	$553.3	$145.1	$1,729.3	$1,355.0	$374.3
Cost of goods sold and operating expenses	(538.2)	(467.9)	(70.3)	(1,328.3)	(1,147.2)	(181.1)
Sales margin	$160.2	$85.4	$74.8	$401.0	$207.8	$193.2
Sales margin %	22.9%	15.4%	7.5%	23.2%	15.3%	7.9%

Revenues from Product Sales and Services
The increase in Revenues from product sales and services of $118.9 million or 23.4%, excluding the increase in freight and reimbursements of $26.2 million, for the three months ended September 30, 2017 from the comparable period in 2016 was driven by an increase in the realized revenue rate of 23.1% or $100.5 million from our U.S. Iron Ore operations. Additionally, increased iron ore sales volumes of 0.6 million long tons in the third quarter of 2017 compared to the same period in 2016 from our U.S. Iron Ore operations positively increased revenue by $41.5 million. These increases were offset partially by the decrease in sales volume of 0.6 million metric tons, or a decrease in revenue of $25.6 million, from our Asia Pacific Iron Ore operations for the three months ended September 30, 2017 compared to the prior-year period.
The increase in Revenues from product sales and services of $315.3 million or 25.5%, excluding the increase in freight and reimbursements of $59.0 million, for the nine months ended September 30, 2017 from the comparable period in 2016 was driven by an increase in realized revenue rate of 17.0% or $173.3 million and 9.6% or $35.0 million for our U.S. Iron Ore operations and Asia Pacific Iron Ore operations, respectively. Additionally, increased iron ore sales volumes of 1.9 million long tons in the first nine months of 2017 compared to the same period in 2016 from our U.S. Iron Ore operations positively increased revenue by $150.2 million. These increases were offset partially by the decrease in sales volume of 0.9 million metric tons or a decrease in revenue of $42.3 million, from our Asia Pacific Iron Ore operations for the nine months ended September 30, 2017 compared to the prior-year period.
Cost of Goods Sold and Operating Expenses
The increase in Cost of goods sold and operating expenses of $44.1 million or 10.4%, excluding the increase in freight and reimbursements of $26.2 million, for the three months ended September 30, 2017 from the comparable period in 2016 was primarily due to increased production cost rates across all operations that resulted in increased costs of $39.9 million and increased sales volumes from our U.S. Iron Ore operations that resulted in $31.2 million of additional costs. These increases were offset partially by lower iron ore sales volumes from our Asia Pacific Iron Ore operations during the third quarter compared to the prior-year period that resulted in lower costs of $21.4 million and incrementally lower idle costs in our U.S. Iron Ore operations of $9.4 million.
The increase in Cost of goods sold and operating expenses of $122.1 million or 11.9%, excluding the increase in freight and reimbursements of $59.0 million, for the nine months ended September 30, 2017 from the comparable period in 2016 was primarily due to increased sales volumes from our U.S. Iron Ore operations that resulted in $108.3 million of additional costs and increased production cost rates across all operations that resulted in increased costs of $93.5 million. These increases were offset partially by incrementally lower idle costs in our U.S. Iron Ore operations of $54.6 million and lower iron ore sales volumes from our Asia Pacific Iron Ore operations for the nine months ended September 30, 2017 compared to the prior-year period that resulted in lower costs of $34.8 million.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our revenue and operating results during the period.
Other Operating Income (Expense)
The following is a summary of Other operating income (expense) for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(24.6)	$(31.1)	$6.5	$(77.8)	$(81.8)	$4.0
Miscellaneous - net	(5.9)	(19.6)	13.7	3.0	(16.9)	19.9
	$(30.5)	$(50.7)	$20.2	$(74.8)	$(98.7)	$23.9
Selling, general and administrative expenses during the three and nine months ended September 30, 2017 decreased by $6.5 million and $4.0 million, respectively, from the comparable periods in 2016. The favorable variance for the three and nine months ended September 30, 2017 was driven by $3.5 million of union signing bonuses in the prior-year periods, which was not repeated in the 2017 periods. In addition, external services costs decreased by $2.0 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, compared to the prior-year periods. For the nine months ended September 30, 2017, these favorable variances were offset partially by HBI project spending of $2.2 million and increased employment costs of $1.0 million.
The following is a summary of Miscellaneous - net for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(2.4)	$(0.3)	$(2.1)	$11.2	$(1.2)	$12.4
Management and royalty fees	1.6	0.9	0.7	4.8	6.8	(2.0)
Empire idle costs	(5.2)	(8.2)	3.0	(17.7)	(8.2)	(9.5)
Michigan Electricity Matters accrual	—	(12.4)	12.4	—	(12.4)	12.4
Other	0.1	0.4	(0.3)	4.7	(1.9)	6.6
	$(5.9)	$(19.6)	$13.7	$3.0	$(16.9)	$19.9
Miscellaneous - net improved by $13.7 million and $19.9 million, respectively, for the three and nine months ended September 30, 2017, from the comparable periods in 2016. For the three and nine months ended September 30, 2017, there was an incrementally favorable consolidated impact of $12.4 million related to the FERC ruling on the Michigan Electricity Matters that was recorded in the third quarter of 2016. Additionally, for the nine months ended September 30, 2017, there was an incrementally favorable impact of $12.4 million due to the change in foreign exchange remeasurement of short-term intercompany loans and cash and cash equivalents, offset partially by an increase in Empire idle costs as the mine was indefinitely idled during August 2016.
Other Income (Expense)
The following is a summary of Other income (expense) for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance Favorable/ (Unfavorable)	2017	2016	Variance Favorable/ (Unfavorable)
Interest expense, net	$(28.9)	$(48.7)	$19.8	$(103.1)	$(156.2)	$53.1
Gain (loss) on extinguishment/restructuring of debt	(88.6)	(18.3)	(70.3)	(165.4)	164.1	(329.5)
Other non-operating income	0.8	0.1	0.7	2.3	0.4	1.9
	$(116.7)	$(66.9)	$(49.8)	$(266.2)	$8.3	$(274.5)
Interest expense, net for the three and nine months ended September 30, 2017, had a favorable variance of $19.8 million and $53.1 million, respectively, versus the comparable prior-year periods, predominantly as a result of the debt restructuring activities that occurred throughout 2017. These debt restructurings resulted in a net reduction of the outstanding principal balance of our secured and unsecured senior notes and lowered our effective interest rate.
The loss on extinguishment/restructuring of debt for the nine months ended September 30, 2017 was $165.4 million related to the repurchase of certain of our unsecured senior notes and the redemption in full of all of our outstanding secured notes compared to a gain of $164.1 million related to the issuance of our 1.5 Lien Notes through the exchange offer on March 2, 2016.
Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further discussion.

Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the three and nine months ended September 30, 2017 and 2016:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Income tax benefit	$7.6	$7.1	$0.5	$6.8	$1.7	$5.1
Effective tax rate	(58.5)%	22.1%	(80.6)%	(11.3)%	(1.5)%	(9.8)%
A reconciliation of the statutory rate to the effective tax rate for the nine months ended September 30, 2017 is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2017		2016
Tax at U.S. statutory rate of 35%	$21.0	35.0%	$41.1	35.0%
Increases/(Decreases) due to:
Percentage depletion	(21.6)	(36.0)	(21.9)	(18.7)
Worthless stock deduction	—	—	(45.4)	(38.7)
State taxes	1.1	1.8	2.7	2.4
Impact of foreign operations	3.8	6.3	(0.9)	(0.8)
Non-taxable income related to noncontrolling interest	0.4	0.7	(4.3)	(3.7)
Valuation allowance build (reversal) on current year operations	(5.7)	(9.4)	28.4	24.2
Other items - net	—	(0.1)	0.8	0.7
Income tax expense (benefit) and effective income tax rate before discrete items	(1.0)	(1.7)	0.5	0.4
Discrete Items:
Valuation allowance (reversal) on prior year assets	—	—	(23.9)	(20.4)
Tax uncertainties	(1.2)	(1.9)	0.7	0.6
Prior-year adjustments made in current year	(4.6)	(7.7)	21.0	17.9
Income tax benefit and effective income tax rate including discrete items	$(6.8)	(11.3)%	$(1.7)	(1.5)%
Our tax provision for the nine months ended September 30, 2017 was a benefit of $6.8 million and a negative 11.3% effective tax rate compared with a benefit of $1.7 million and a negative 1.5% effective tax rate for the comparable prior-year period.
For the three and nine months ended September 30, 2017, we recorded discrete items that resulted in an income tax benefit of $5.9 million and $5.8 million, respectively. These items relate primarily to the monetization of unused AMT credits upon the filing of the 2016 U.S. federal income tax return and adjustments to reserves for uncertain tax positions. For the three and nine months ended September 30, 2016, there were discrete items that resulted in an income tax benefit of $2.9 million and $2.2 million, respectively. These items related primarily to prior year adjustments due to a change in estimate of the 2015 net operating loss and corresponding reversal of valuation allowance and quarterly interest accrued on reserves for uncertain tax positions.
Our 2017 estimated annual effective tax rate before discrete items is negative 1.7%. This estimated annual effective tax rate differs from the U.S. statutory rate of 35% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year.

Income (Loss) from Discontinued Operations, net of tax
During the three months ended September 30, 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings. As part of this transaction, we were required to fund the buyer's financial assurance shortfall of $7.7 million in order to complete the conveyance of the environmental remediation obligations to the buyer, which released us from our guarantees and resulted in a net gain of $31.4 million in Income (loss) from discontinued operations, net of tax. During the nine months ended September 30, 2017, we recorded a net loss from discontinued operations, net of tax, of $13.6 million, primarily due to recording an estimated liability of $50.0 million related to the probable assertion of a preference claim against the Company which is classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position, partially offset by the gain discussed above. We recorded a loss from discontinued operations of $2.7 million and $0.6 million, net of tax, for the three and nine months ended September 30, 2016, respectively. Refer to NOTE 18 - COMMITMENTS AND CONTINGENCIES for additional information.
Noncontrolling Interest
During the third quarter of 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets for $132.7 million to ArcelorMittal in exchange for its interest in Empire. The agreement had no direct impact on the Loss (income) attributable to noncontrolling interest in the Statements of Unaudited Condensed Consolidated Operations. However, for the nine months ended September 30, 2017, the Empire mine was indefinitely idled resulting in a loss attributable to the noncontrolling interest of $3.9 million. In comparison, during the nine months ended September 30, 2016, the Empire mine was operating and had income of $23.5 million attributable to the noncontrolling interest.

Results of Operations – Segment Information
We evaluate segment performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate performance on a segment basis, as well as a consolidated basis, based on EBITDA and Adjusted EBITDA. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business and each operating segment are performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
EBITDA and Adjusted EBITDA

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss)	$52.9	$(27.8)	$53.2	$118.5
Less:
Interest expense, net	(28.9)	(48.7)	(103.1)	(156.2)
Income tax benefit	7.6	7.1	6.8	1.7
Depreciation, depletion and amortization	(21.5)	(26.8)	(66.3)	(88.9)
EBITDA	$95.7	$40.6	$215.8	$361.9
Less:
Gain (loss) on extinguishment/restructuring of debt	$(88.6)	$(18.3)	$(165.4)	$164.1
Foreign exchange remeasurement	(2.4)	(0.3)	11.2	(1.2)
Impact of discontinued operations	32.3	(2.7)	(13.6)	(0.6)
Severance and contractor termination costs	—	—	—	(0.1)
Adjusted EBITDA	$154.4	$61.9	$383.6	$199.7

EBITDA:
U.S. Iron Ore	$168.9	$61.1	$381.8	$196.6
Asia Pacific Iron Ore	2.3	21.2	54.9	69.6
Other	(75.5)	(41.7)	(220.9)	95.7
Total EBITDA	$95.7	$40.6	$215.8	$361.9

Adjusted EBITDA:
U.S. Iron Ore	$174.2	$65.3	$399.8	$208.6
Asia Pacific Iron Ore	4.9	23.7	61.7	73.2
Other	(24.7)	(27.1)	(77.9)	(82.1)
Total Adjusted EBITDA	$154.4	$61.9	$383.6	$199.7
EBITDA increased $55.1 million and decreased $146.1 million for the three and nine months ended September 30, 2017, respectively, on a consolidated basis from the comparable periods in 2016. In the third quarter of 2017, EBITDA was favorably impacted by an increase in sales margin of $74.8 million compared to the prior-year period and a net gain from discontinued operations, net of tax, of $32.3 million. These increases were offset partially by an incrementally negative impact of $70.3 million from debt extinguishment/restructuring activities during the three months ended September 30, 2017 compared to the prior-year period. The unfavorable variance in EBITDA for the nine months ended September 30, 2017 was driven primarily by an incrementally negative impact of $329.5 million from debt extinguishment/restructuring activities compared to the prior-year period, offset partially by an increase in sales margin of $193.2 million compared to the prior-year period.

Adjusted EBITDA increased $92.5 million and $183.9 million for the three and nine months ended September 30, 2017, respectively, from the comparable period in 2016. The increase primarily was attributable to higher consolidated sales margins of $74.8 million and $193.2 million for the three and nine months ended September 30, 2017, respectively, compared to the prior-year periods. Refer to further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during the three and nine months ended September 30, 2017 and 2016.
2017 Compared to 2016
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the three months ended September 30, 2017 and 2016:

	(In Millions)
			Changes due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$596.7	$428.3	$100.5	$41.5	$—	$26.4	$168.4
Cost of goods sold and operating expenses	(439.5)	(361.8)	(29.5)	(31.2)	9.4	(26.4)	(77.7)
Sales margin	$157.2	$66.5	$71.0	$10.3	$9.4	$—	$90.7

	(in Millions)
	Three Months Ended September 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$90.50	$73.50	$17.00	23.1%
Cash cost of goods sold and operating expense rate[1,2]	60.87	57.37	3.50	6.1%
Depreciation, depletion & amortization	2.81	3.56	(0.75)	(21.1)%
Total cost of goods sold and operating expenses rate	63.68	60.93	2.75	4.5%
Sales margin	$26.82	$12.57	$14.25	113.4%

Sales tons[3] (In thousands)	5,863	5,287
Production tons[3] (In thousands)
Total	6,048	5,722
Cliffs’ share of total	4,265	3,857

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for U.S. Iron Ore was $157.2 million for the three months ended September 30, 2017, compared with $66.5 million for the three months ended September 30, 2016. Sales margin per long ton increased 113.4% to $26.82 during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.
Revenue increased by $142.0 million during the three months ended September 30, 2017, compared to the prior-year period, excluding the freight and reimbursements increase of $26.4 million, predominantly due to:

•
An increase in the average year-to-date realized product revenue rate of $17 per long ton or 23.1% during the three months ended September 30, 2017, compared to the same period in the previous year, which resulted in an increase of $101 million. This is predominantly due to:

◦	An increase in Platts 62% Price, which positively affected the realized revenue rate by $9 per long ton or $55 million;

◦	Higher pellet premiums, which positively affected the realized revenue rate by $5 per long ton or $31 million; and

◦	An increase in the average annual daily market price for hot-rolled coil steel, which positively affected the realized revenue rate by $5 per long ton or $30 million.

◦
These increases were offset partially by higher index freight rates, a component in some of our contract pricing formulas, which negatively affected the realized revenue rate by $4 per long ton or $22 million.

•	Higher sales volumes of 0.6 million long tons, which resulted in increased revenue of $42 million. This is predominantly due to:

◦
Increased demand from a customer during the third quarter of 2017, providing additional sales volume of 0.7 million long tons, compared to the prior-year period when the customer had sufficient inventory due to the idle of one of its facilities and additional suppliers;

◦	Increased exports as a result of advantageous market pricing during the third quarter of 2017, providing additional sales volume of 0.5 million long tons, compared to the prior-year period; and

◦	Increased demand from a customer during the third quarter of 2017, providing additional sales volume of 0.3 million long tons, due to the customer's lack of storage space in the prior-year period.

◦
These increases were offset partially due to engaging in no spot contracts during the third quarter of 2017, resulting in a decrease in sales volume of 0.9 million long tons compared to the prior-year period.

Cost of goods sold and operating expenses increased $51.3 million during the three months ended September 30, 2017, excluding the freight and reimbursements increase of $26.4 million, compared to the same period in 2016, predominantly as a result of:

•
Higher spending on repairs and maintenance of $15 million or $3 per long ton, higher profit sharing and benefit costs of $10 million or $2 per long ton, and higher energy rates for natural gas, diesel and electricity of $5 million or $1 per long ton; and

•	Increased sales volumes of 0.6 million long tons, which resulted in increased costs of $31 million period-over-period.

•	Partially offset by decreased costs of $9 million or $2 per long ton due to the idle of the United Taconite and Northshore mines during the prior-year period compared to the 2017 period.

2017 Compared to 2016
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2017 and 2016:

	(In Millions)
			Changes due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$1,354.2	$975.5	$173.3	$150.2	$—	$55.2	$378.7
Cost of goods sold and operating expenses	(1,004.4)	(825.8)	(69.7)	(108.3)	54.6	(55.2)	(178.6)
Sales margin	$349.8	$149.7	$103.6	$41.9	$54.6	$—	$200.1

	(in Millions)
	Nine Months Ended September 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$89.91	$76.82	$13.09	17.0%
Cash cost of goods sold and operating expense rate[1,2]	59.86	57.89	1.97	3.4%
Depreciation, depletion & amortization	3.73	5.74	(2.01)	(35.0)%
Total cost of goods sold and operating expenses rate	63.59	63.63	(0.04)	(0.1)%
Sales margin	$26.32	$13.19	$13.13	99.5%

Sales tons[3] (In thousands)	13,291	11,343
Production tons[3] (In thousands)
Total	18,353	16,622
Cliffs’ share of total	13,233	11,059

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for U.S. Iron Ore was $349.8 million for the nine months ended September 30, 2017, compared with $149.7 million for the nine months ended September 30, 2016. Sales margin per long ton increased 99.5% to $26.32 in the first nine months of 2017 compared to the first nine months of 2016.
Revenue increased by $323.5 million during the nine months ended September 30, 2017, compared to the prior-year period, excluding the freight and reimbursements increase of $55.2 million, predominantly due to:

•
An increase in the average year-to-date realized product revenue rate of $13 per long ton or 17.0% during the nine months ended September 30, 2017, compared to the same period in the previous year, which resulted in an increase of $173 million. This is predominantly due to:

◦	An increase in Platts 62% Price, which positively affected the realized revenue rate by $11 per long ton or $146 million;

◦	An increase in the average annual daily market price and customer pricing for hot-rolled coil steel, which positively affected the realized revenue rate by $6 per long ton or $78 million; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $5 per long ton or $63 million.

◦	These increases were offset partially by changes in customer and contract mix and carryover pricing impacts, which negatively affected the realized revenue rate by $6 per long ton or $84 million; and

◦	Higher index freight rates, a component in some of our contract pricing formulas, which negatively affected the realized revenue rate by $3 per long ton or $38 million.

•	Higher sales volumes of 1.9 million long tons, which resulted in increased revenues of $150 million predominantly due to:

◦
Increased demand from a customer during the nine months ended September 30, 2017, providing additional sales volume of 1.8 million long tons, compared to the prior-year period when the customer had sufficient inventory due to the idle of one of its facilities and additional suppliers;

◦
Additional sales volume of 1.7 million long tons to a customer in the nine months ended September 30, 2017, compared to the prior-year period due to timing of shipments, increased demand due to higher operational levels in the current year and higher inventory levels in the prior year; and

◦
Increased demand from a customer during the nine months ended September 30, 2017, providing additional sales volume of 1.2 million long tons, resulting from the fourth quarter of 2015 termination of its contract, which was then reinstated and became effective during the first quarter of 2017.

◦
These increases were offset partially due to engaging in no spot contracts with two customers during the third quarter of 2017, resulting in a decrease in sales volume of 2.1 million long tons compared to the prior-year period; and

◦	Decreased sales from a customer due to timing and a transitioning to our Mustang pellet, resulting in a decrease in sales volume of 0.9 million long tons compared to the prior-year period.
Cost of goods sold and operating expenses increased $123.4 million during the nine months ended September 30, 2017, excluding the freight and reimbursements increase of $55.2 million, compared to the same period in 2016, predominantly as a result of:

•	Increased sales volumes as discussed above which resulted in increased costs of $108 million period-over-period; and

•
Higher spending on repairs and maintenance of $33 million or $3 per long ton, higher profit sharing and benefit costs of $22 million or $2 per long ton, and higher energy rates for natural gas, diesel and electricity of $12 million or $1 per long ton.

•	These increases were offset partially by decreased idle costs of $55 million or $4 per long ton due to the idle of the United Taconite and Northshore mines during the prior-year period.
Production
Cliffs' share of production in its U.S. Iron Ore segment increased by 19.7% in the first nine months of 2017 when compared to the same period in 2016. The increase in production volume primarily is attributable to all mining facilities fully operating compared to the various idled operations during the previous-year period. United Taconite was fully operating during the first nine months of 2017, adding an incremental 3.1 million long tons of production, compared to the previous year's production levels as a result of being idled until it was restarted again in August 2016. Secondly, Northshore added incremental tonnage of 2.0 million long tons during the first nine months of 2017, when it was substantially at full production, compared to its previous year's production tonnage when it was fully idled for the first four months of 2016. These production gains were offset partially by the indefinite idle of the Empire mine in August 2016, lowering production by 2.7 million long tons, compared to the prior-year period when the mine was operating.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the three months ended September 30, 2017 and 2016:

	(In Millions)
			Change due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$101.7	$125.0	$2.3	$(25.6)	$0.2	$(0.2)	$(23.3)
Cost of goods sold and operating expenses	(98.7)	(106.1)	(10.4)	21.4	(3.8)	0.2	7.4
Sales margin	$3.0	$18.9	$(8.1)	$(4.2)	$(3.6)	$—	$(15.9)

	(in Millions)
	Three Months Ended September 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$43.36	$42.87	$0.49	1.1%
Cash cost of goods sold and operating expense rate[1,2]	40.54	33.87	6.67	19.7%
Depreciation, depletion & amortization	1.48	2.25	(0.77)	(34.2)%
Total cost of goods sold and operating expenses rate	42.02	36.12	5.90	16.3%
Sales margin	$1.34	$6.75	$(5.41)	(80.1)%

Sales tons[3] (In thousands)	2,235	2,799
Production tons[3] (In thousands)	2,477	2,968

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are metric tons.
Sales margin for Asia Pacific Iron Ore decreased to $3.0 million for the three months ended September 30, 2017 compared with $18.9 million for the three months ended September 30, 2016. Sales margin per metric ton decreased 80.1% to $1.34 during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.
Revenue decreased $23.1 million during the three months ended September 30, 2017, compared to the prior-year period, excluding the freight and reimbursements decrease of $0.2 million, predominantly due to:

•
Decreased sales volume of 0.6 million metric tons, or 20.2%, to 2.2 million metric tons in the third quarter of 2017, compared to the prior-year period. The decrease was driven primarily by lower production volumes, a result of operational decisions reflecting current market conditions and quality ore availability which resulted in decreased revenue of $26 million compared to the prior-year period.

•
This decrease was offset partially by an increase in average year-to-date realized product revenue of $0.49 per metric ton or 1.1% during the three months ended September 30, 2017, compared to the same period in the previous year, which resulted in an increase of $2.5 million, including the impact of foreign exchange. This increase is predominantly a result of:

◦	An increase in the Platts 62% Price, which positively affected the realized revenue rate by $12 per metric ton or $26 million.

◦
This increase was offset partially by a decrease in revenue rate of $11 per metric ton or $24 million due to price and quality adjustments to meet market conditions and to compensate for varying quality ores and a reduction in iron content.

Cost of goods sold and operating expenses decreased $7.2 million during the three months ended September 30, 2017, compared to the same period in 2016, excluding the freight and reimbursements decrease of $0.2 million, predominantly as a result of:

•	Decreased sales volume of 0.6 million metric tons as discussed above which resulted in decreased costs of $21 million period-over-period.

•
This decrease was offset partially by an increase in production costs of $10 million or $5 per metric ton, predominantly due to increased mining costs driven by a higher strip ratio, higher logistic costs driven by increased freight rates, and higher administrative costs; and

•	Unfavorable foreign exchange rate variances of $4 million or $2 per metric ton.
Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the nine months ended September 30, 2017 and 2016:

	(In Millions)
			Change due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$375.1	$379.5	$35.0	$(42.3)	$(0.9)	$3.8	$(4.4)
Cost of goods sold and operating expenses	(323.9)	(321.4)	(23.8)	34.8	(9.7)	(3.8)	(2.5)
Sales margin	$51.2	$58.1	$11.2	$(7.5)	$(10.6)	$—	$(6.9)

	(in Millions)
	Nine Months Ended September 30,
Per Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$46.03	$41.99	$4.04	9.6%
Cash cost of goods sold and operating expense rate[1,2]	37.98	33.11	4.87	14.7%
Depreciation, depletion & amortization	1.46	2.21	(0.75)	(33.9)%
Total cost of goods sold and operating expenses rate	39.44	35.32	4.12	11.7%
Sales margin	$6.59	$6.67	$(0.08)	(1.2)%

Sales tons[3] (In thousands)	7,763	8,705
Production tons[3] (In thousands)	7,910	8,575

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are metric tons.
Sales margin for Asia Pacific Iron Ore decreased to $51.2 million for the nine months ended September 30, 2017, compared with $58.1 million for the nine months ended September 30, 2016. Sales margin per metric ton decreased 1.2% to $6.59 for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Revenue decreased $8.2 million in the nine months ended September 30, 2017, compared to the prior-year period, excluding the freight and reimbursements increase of $3.8 million, predominantly due to:

•
Decreased sales volume of 0.9 million metric tons, or 10.8%, to 7.8 million metric tons during the nine months ended September 30, 2017 compared to the prior-year period. The decrease in tons sold was driven by lower production, as discussed below, which limited our ability to engage in short-term contract sales and resulted in decreased revenue of $42 million during the nine months ended September 30, 2017 compared to the prior-year period.

•
This decrease was offset partially by an increase in the average year-to-date realized product revenue rate of $4 per metric ton or 9.6% during the nine months ended September 30, 2017, compared to the same period in the previous year, which resulted in an increase of $34 million, including the impact of foreign exchange. This increase is predominantly a result of:

◦	An increase in the Platts 62% Price, which positively affected the realized revenue rate by $18 per metric ton or $141 million.

◦
This increase was offset partially by a decrease in revenue rate of $10 per metric ton or $79 million due to price and quality adjustments to meet market competition and to compensate for varying quality ores and a reduction in iron content; and

◦	Higher average Western Australia to China freight rates, a component in some of our contract pricing formulas, unfavorably affected the revenue rate by $3 per metric ton or $21 million.
Cost of goods sold and operating expenses decreased $1.3 million during the nine months ended September 30, 2017 compared to the same period in 2016, excluding the freight and reimbursements increase of $3.8 million, predominantly as a result of:

•	A decrease in sales volume of 0.9 million metric tons, which decreased costs by $35 million.

•
This decrease was offset partially by an increase in production costs of $24 million or $3 per metric ton, predominantly due to increased mining costs driven by a higher strip ratio and increased administrative costs; and

•	Unfavorable foreign exchange rate variances of $10 million or $1 per metric ton.
Production
Production at our Asia Pacific Iron Ore mining complex decreased by 7.8% or 0.7 million metric tons during the first nine months of 2017 compared to the same period in 2016 driven by operational decisions to reflect current market conditions and quality ore availability.
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
During the nine months ended September 30, 2017, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet. Through the issuance of common shares in an underwritten public offering resulting in net proceeds of $661.3 million and two debt offerings for an aggregate principal amount of $1.075 billion, we extinguished $1.611 billion of our existing debt, thereby lowering our total debt by $503.2 million, decreasing our overall average interest rate to 5.71% and extending our debt maturities.
Based on our outlook for the next twelve months, which is subject to continued changing demand from steel makers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations and to service our debt obligations. However, we do not anticipate generating cash from operations sufficient to meet the additional capital spend associated with the HBI project. We have several options available to us to address this potential shortfall, including the cash on our balance sheet, availability under our ABL Facility, access to capital markets or by obtaining a partner or partners for the HBI project.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the nine months ended September 30, 2017 and 2016 as well as known expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $206.7 million and $72.1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by operating activities in the first nine months of 2017 was primarily due to the improved operating results previously discussed related to our U.S. Iron Ore operating segment offset partially by cash outflows for working capital. The working capital change for the first nine months of 2017 versus the first nine months of 2016 was primarily driven by the timing of inventory and accounts receivable movements.
We believe we have sufficient capital resources for the next 12 months to support our operations and other financial obligations through cash generated from operations and our financing arrangements augmented by our efficient tax structure that allows us to repatriate cash from our foreign operations, if necessary. Our U.S. cash and cash equivalents balance at September 30, 2017 was $200.9 million, or approximately 77.0% of our consolidated total cash and cash equivalents balance of $260.8 million.
Investing Activities
Net cash used by investing activities was $84.4 million for the nine months ended September 30, 2017, compared with $39.5 million for the comparable period in 2016. We spent approximately $34 million and $31 million globally on expenditures related to sustaining capital during the nine months ended September 30, 2017 and 2016, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health. Additionally, during the first nine months of 2017, we spent approximately $40 million on our capital project to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements. We have spent a total of approximately $72 million on the project to date and expect the remaining payments of $4 million to be paid during the fourth quarter of 2017.
In alignment with our strategy to prioritize our capital allocation between liquidity management and business investment, we anticipate total cash used for capital expenditures during the next twelve months to be approximately $270 million, the vast majority of which relates to our U.S. operations. Included within this estimate is approximately $130 million related to development of the HBI production plant in Toledo, Ohio and $40 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, we expect to spend approximately $700 million on the HBI production plant and $75 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.
Financing Activities
Net cash used by financing activities in the first nine months of 2017 was $188.6 million, compared to $186.0 million for the comparable period in 2016. Uses of cash for financing activities during the first nine months of 2017 included the redemption of various tranches of secured and unsecured debt. We redeemed in full all of our outstanding 8.25% Senior Secured Notes due 2020, 8.00% 1.5 Lien Notes due 2020 and 7.75% Second Lien Notes due 2020 and purchased certain other outstanding senior notes through tender offers and redemptions. The total aggregate principal amount of debt redeemed and purchased, including premiums, during the first nine months of 2017 was $1.721 billion. To fund the redemptions mentioned above, we utilized cash provided by financing activities during the first nine months of 2017, which included a common share offering, generating net proceeds of $661.3 million, and the issuance of $1.075 billion aggregate principal amount of 5.75% Senior Notes due 2025, which provided further net proceeds of approximately $1.046 billion.
Additionally, we finalized an agreement to distribute the net assets of the noncontrolling interest in Empire to ArcelorMittal in exchange for its interest in Empire and made the first distribution of approximately $44.2 million. The remaining annual installments of $44.2 million are due in August 2018 and August 2019. We also acquired the remaining 15% equity interest in Tilden owned by U.S. Steel for $105.0 million.

Net cash used by financing activities in the first nine months of 2016, included paying off the remaining balance of our Canadian equipment loans of $95.6 million, making distributions of partnership equity of $52.5 million and redeeming all of our outstanding senior notes due 2018 for $301.0 million, which was offset partially by net proceeds from the issuance of common shares of $287.6 million.
Capital Resources
The following represents a summary of key liquidity measures as of September 30, 2017 and December 31, 2016:

	(In Millions)
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$260.8	$323.4

Available borrowing base on ABL Facility[1]	$254.2	$333.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(45.0)	(106.0)
Borrowing capacity available	$209.2	$227.0

[1] The ABL Facility has a maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $260.8 million as of September 30, 2017, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us $470.0 million in liquidity entering the fourth quarter of 2017, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of September 30, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing debt indentures, additional secured indebtedness, if we elect to access the debt capital markets. However, available capacity of these notes could be limited by market conditions.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump and iron ore fines. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and hot-rolled coil. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or change in availability of supply. The other important metric in our price realizations in the U.S. is the price for domestic hot-rolled coil steel, which can fluctuate due to similar factors.
Customer Supply Agreements
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the customer’s annual steel pricing or the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. In the new contract that commenced in 2017, this supplemental revenue and refund data source changes from the customer's average annual steel price to an average annual daily market price for hot-rolled coil steel. At September 30, 2017, we had derivative assets of $84.8 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price related to the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the customer's average hot-rolled coil steel price or the average daily market price for hot-rolled coil steel realized in the fourth quarter of 2017 from the year-to-date September 30, 2017 estimated average price recorded, would cause the fair value of the derivative instrument to increase or decrease by approximately $15 million, respectively, thereby impacting our consolidated revenues by the same amount.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At September 30, 2017, we had derivative assets and liabilities of $4.7 million and $9.3 million, respectively, reflected as part of our U.S. Iron Ore and Asia Pacific Iron Ore segment revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the September 30, 2017 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $5 million, respectively, for our Asia Pacific Iron Ore segment. Additionally, for our U.S. Iron Ore segment, one customer's supply agreement has a pricing mechanism based on the average annual daily market price for hot-rolled coil steel in addition to the Platts 62% Price. In this case, a $75 positive or negative change in the fourth quarter 2017 average daily market price for hot-rolled coil steel from the from the year-to-date September 30, 2017 estimated average price recorded, would cause the fair value of the derivative instrument to increase or decrease by approximately $1 million, respectively, thereby impacting our consolidated revenues by the same amount. Further, we estimate that if the average Platts 62% Price during the remaining three months of 2017 is $10 higher or lower than the September 30, 2017 estimated price, this would cause the fair value of the derivative instrument to increase or decrease by approximately $14 million, respectively, for our U.S. Iron Ore segment.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our consolidated U.S. Iron Ore operations consumed 12.5 million MMBtu’s of natural gas at an average delivered price of $3.57 per MMBtu, excluding the natural gas hedge impact or $3.65 per MMBtu net of the natural gas hedge impact during the first nine months of 2017. Additionally, our consolidated U.S. Iron Ore operations consumed 16.6 million gallons of diesel fuel at an average delivered price of $1.77 per gallon, excluding the diesel fuel hedge impact or $1.79 per gallon net of the diesel fuel hedge impact during the first nine months of 2017. Consumption of diesel fuel by our Asia Pacific operations was 8.5 million gallons at an average delivered price of $1.69 per gallon for the same period.
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
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. An energy hedging program was implemented in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines during the first quarter of 2017. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Assuming we do not enter into further hedging activity in the near term, a 10% change from our current average year-to-date natural gas and diesel fuel prices would result in a change of $3 million in our annual fuel and energy cost based on expected consumption for the rest of 2017.
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
A comparison of each asset group's carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of September 30, 2017, there were no indicators present indicative of impairment or the inability to recover the value of our long-lived assets.
Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian currency. We estimate that if the average Australian dollar to U.S. dollar exchange rate during the remaining three months of 2017 is $0.05 higher or lower than the September 30, 2017 rate, this would cause our cash cost of goods sold and operating expense to increase or decrease by approximately $7 million, respectively, for our Asia Pacific Iron Ore segment.
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
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of September 30, 2017, we had no amounts drawn on the ABL Facility.
During 2017, we issued the 5.75% Senior Notes in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of the issuances, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.75% Senior Notes for publicly registered notes within 365 days of the issue date. If we fail to satisfy our obligations under the registration rights agreement, we will be required to pay additional interest to the holders of the 5.75% Senior Notes under certain circumstances. In the event of a registration default, the interest rate will be increased by 0.25% per annum during the 90-day period immediately following the occurrence of any registration default, and such rate shall increase by 0.25% per annum at the end of each subsequent 90-day period until all registration defaults have been cured, up to a maximum additional interest rate of 1.00% per annum.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Outlook
Segment Outlook

	2017 Outlook Summary
Per Sales Ton Information	U.S. Iron Ore[1]	Asia Pacific Iron Ore[2]
Cost of goods sold and operating expense rate	$70 - $75	$40 - $45
Less:
Freight and venture partners' cost reimbursements expense rate[3]	$11	$3
Depreciation, depletion & amortization rate	$4	$1
Cash cost of goods sold and operating expense rate	$55 - $60	$36 - $41

Sales volume (million tons)	18.5	10.5
Production volume (million tons)	18.5	11.0

1 U.S. Iron Ore tons are reported in long tons of pellets.
[2] Asia Pacific Iron Ore tons are reported in metric tons of lump and fines.
[3] The freight and venture partners' cost reimbursements have offsetting amounts in revenue and have no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
Our full-year sales and production volume expectations were each reduced by 500,000 tons to 18.5 million long tons. The reduction in sales volumes is attributable to a significant reduction in pellet nomination by a large customer, partially offset by increased export sales.
For 2018, we expect sales and production volumes of 20 million long tons, as a result of the increased capacity from the acquisition of the remaining minority interest in the Tilden mine.
Our full-year 2017 U.S. Iron Ore cash cost of goods sold and operating expense expectation is unchanged at $55 - $60 per long ton.
Asia Pacific Iron Ore Outlook (Metric Tons, F.O.B. the port)
Our full-year 2017 Asia Pacific Iron Ore sales and production volume expectations were each reduced by 500,000 metric tons, to 10.5 million metric tons of sales and 11 million metric tons of production. The reductions were driven by operational decisions reflecting current market conditions and quality ore availability.
For 2018, we expect Asia Pacific Iron Ore sales and production volumes of 11 million tons.
Due to unfavorable exchange rate movements and lower production volumes, our full-year 2017 cash cost of goods sold and operating expense expectation has been increased to $36 - $41 per metric ton. This assumes a full-year average exchange rate of $0.77 U.S. Dollar to Australian Dollar.
SG&A Expenses and Other Expectations
We are maintaining our full-year 2017 SG&A expense expectation of $110 million. We also note that of the $110 million expectation, approximately $30 million is considered non-cash.
As a result of the July refinancing transaction, our full-year 2017 interest expense was reduced by $5 million to approximately $130 million. Of this $130 million, approximately $20 million is expected to be non-cash. In 2018, we expect net interest expense to be less than $100 million.
Capital Budget Update
Our full-year 2017 capital expenditures budget has been maintained at $115 million.

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

Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long/metric ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.

	(In Millions)
	Three Months Ended September 30,			Three Months Ended September 30,
	2017			2016
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(439.5)	$(98.7)	$(538.2)	$(361.8)	$(106.1)	$(467.9)
Less:
Freight and reimbursements	(66.1)	(4.8)	(70.9)	(39.7)	(5.0)	(44.7)
Depreciation, depletion & amortization	(16.5)	(3.3)	(19.8)	(18.8)	(6.3)	(25.1)
Cash cost of goods sold and operating expenses	$(356.9)	$(90.6)	$(447.5)	$(303.3)	$(94.8)	$(398.1)

	(In Millions)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017			2016
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(1,004.4)	$(323.9)	$(1,328.3)	$(825.8)	$(321.4)	$(1,147.2)
Less:
Freight and reimbursements	(159.2)	(17.8)	(177.0)	(104.0)	(14.0)	(118.0)
Depreciation, depletion & amortization	(49.6)	(11.3)	(60.9)	(65.1)	(19.2)	(84.3)
Cash cost of goods sold and operating expenses	$(795.6)	$(294.8)	$(1,090.4)	$(656.7)	$(288.2)	$(944.9)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
CCAA Proceedings. Refer to NOTE 18 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the CCAA Proceedings underway with respect to the Bloom Lake Group and the Wabush Group. Such description is incorporated by reference into this Item 1.
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. We believe the claims are unmeritorious and intend to vigorously defend the lawsuit.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2016, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2017	1,301	$6.92	—	$—
August 1 - 31, 2017	—	$—	—	$—
September 1 - 30, 2017	—	$—	—	$—
	1,301	$6.92	—	$—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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
On October 23, 2017, the Compensation and Organization Committee of the Board of Directors of Cliffs acted, pursuant to the terms of our A&R 2015 Equity Plan (and predecessor versions of the plan) and the applicable equity award agreements, to amend the terms of outstanding 2016 and 2017 restricted stock unit awards, 2017 performance shares awards and certain outstanding 2016 and 2017 cash incentive awards held by employees (collectively, the “Awards”). The amendment provides that, in general, for any holder of an Award who experiences a qualifying retirement on or after October 23, 2017, such Award will vest as to a prorated amount of the outstanding Award, with such proration based on the number of full months that the holder was employed with Cliffs or a subsidiary during the vesting period for the Award (and actual performance in the case of performance-based awards). For these purposes, a qualifying retirement means attainment of at least age 55 with five years of service.

Item 6.	Exhibits
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
3.1
Amendment to Third Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of the State of Ohio on August 15, 2017 (filed as Exhibit 3.1 to Cliffs' Form 8-K on August 17, 2017 and incorporated herein by reference)

4.1
Indenture, dated as of February 27, 2017, among Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.1 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.2
First Supplemental Indenture, dated as of August 7, 2017, among, Cliffs Natural Resources Inc., the guarantors parties thereto, and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.3
Joinder to Registration Rights Agreement, by and among Cliffs Natural Resources Inc., each of the Guarantors named therein and Credit Suisse Securities (USA) LLC, as Representative of the Several Initial Purchasers, dated August 7, 2017 (filed as Exhibit 4.3 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.4	Form of Common Share Certificate (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 23, 2017 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of October 23, 2017 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 23, 2017 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer & Treasurer of Cleveland-Cliffs Inc., as of October 23, 2017 (filed herewith)

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

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	October 23, 2017