Form 10-K
period 2017-12-31
CLEVELAND-CLIFFS INC.
filed 2018-02-14
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       YES  ☒           NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      YES  ☐            NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒            NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES  ☒            NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒
As of June 30, 2017, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $6.92 per share as reported on the New York Stock Exchange — Composite Index, was $2,039,925,087 (excluded from this figure is the voting stock beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 297,400,968 as of February 12, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2018 annual meeting of shareholders are incorporated by reference into Part III.

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
EBITDA excluding certain items such as extinguishment/restructuring of debt, impacts of discontinued operations, foreign currency exchange remeasurement, severance and contractor termination costs, certain supplies inventory write-offs, impairment of other long-lived assets and intersegment corporate allocations of SG&A costs

AG	Autogenous Grinding
AK Steel	AK Steel Corporation (including its facilities in Ashland, Ohio, Middletown, Ohio and Dearborn, Michigan)
Algoma	Essar Steel Algoma Inc.
Amended 2015 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan
APBO	Accumulated Postretirement Benefit Obligation
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco GP, as well as, many other subsidiaries)
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its United States affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
BNSF	Burlington Northern Santa Fe, LLC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFR	Cost and freight
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
CO2	Carbon Dioxide
Codification	FASB Accounting Standards Codification
Compensation Committee	Compensation and Organization Committee of Cliffs' Board of Directors
CPP	Clean Power Plan
Directors’ Plan	Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade pellets	Direct Reduction pellets
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FeT	Total Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the U.S.
GHG	Greenhouse gas

Abbreviation or acronym	Term
HBI	Hot Briquetted Iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
Long ton	2,240 pounds
LS&I	Lake Superior & Ishpeming Railroad Company
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
Monitor	FTI Consulting Canada Inc.
NAAQS	National Ambient Air Quality Standards
Net ton	2,000 pounds
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
NYSE	New York Stock Exchange
Oak Grove	Oak Grove Resources, LLC
OPEB	Other postretirement employment benefits
OPEB cap	Medical premium maximums
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
Preferred Share	7.00% Series A Mandatory Convertible Preferred Stock, Class A, without par value
ROA	Return on asset
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Seneca	Seneca Coal Resources, LLC
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SO2	Sulfur dioxide
SSR	System Support Resource
STRIPS	Separate Trading of Registered Interest and Principal of Securities
Tilden	Tilden Mining Company L.C.
TMDL	Total Maximum Daily Load
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	United States Steel Corporation and all subsidiaries
USW	United Steelworkers
VEBA	Voluntary Employee Benefit Association trusts
VWAP	Volume Weighted Average Price
Wabush	Wabush Mines Joint Venture
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of their affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

2012 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan
2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Business
Introduction
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
In the U.S., we currently own or co-own four operational iron ore mines plus one indefinitely idled mine. We are currently operating one iron ore mine in Michigan and three iron ore mines in Minnesota. All four mines are currently operating at or near full capacity. The Empire mine located in Michigan was indefinitely idled beginning in August 2016. Our Asia Pacific operations consist solely of our Koolyanobbing iron ore mining complex in Western Australia. Koolyanobbing is currently operating at a level appropriate for the current price discounting environment for low-grade iron ore products containing less than 62% Fe, and we expect mining operations to cease during 2018.
We are Focused on Protecting our Core U.S. Iron Ore Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to major North American blast furnace steel producers. We have the unique advantage of being a low-cost, high-quality producer of iron ore pellets in the Great Lakes market with significant transportation and logistics advantages to serve the Great Lakes steel market effectively. The pricing structure and long-term nature of our existing contracts, along with our low-cost operating profile, position U.S. Iron Ore as a strong cash flow generator in most commodity pricing environments. Since instituting our strategy in 2014 of focusing on this core business, we have achieved significant accomplishments, including providing volume certainty by signing a ten-year supply agreement with our largest customer; substantially reducing operating costs by making operational improvements; and developing new pellet products to meet ever-evolving market demands.
We recognize the importance of our strength in the U.S. Iron Ore business, and our top strategic priority is to protect and enhance our market position. This involves continuing to deliver high-quality, custom-made pellets that allow our customers to remain competitive in the quality, production efficiency, and environmental friendliness of their steel products. Protecting the core business also involves continually evaluating opportunities to expand both our production capacity and ore reserve life. In 2017, we achieved key accomplishments toward these goals by acquiring the remaining minority stake in our Tilden and Empire mines as well as additional real estate interests in Minnesota.
Expanding our Customer Base
While we hold a strong market position in supplying iron ore to Great Lakes blast furnaces, we cannot ignore the ongoing shift of steelmaking share in the U.S. away from our core blast furnace customers to EAF steelmakers. Over the past 25 years, the market share of EAFs has nearly doubled. However, as EAFs have moved to higher value steel products, they require more high-quality iron ore-based metallics instead of scrap as raw material feedstock. As a result of this trend, one of our top strategic priorities is to become a critical supplier of the EAF market by providing these specialized metallics. In June 2017, we announced the planned construction of an HBI production plant in Toledo, Ohio. HBI is a specialized high-quality iron alternative to scrap that, when used as a feedstock, allows the EAF to produce more valuable grades of steel. We expect our HBI to partially replace the over 3 million metric tons of ore-based metallics that are imported into the Great Lakes every year from Russia, Ukraine, Brazil and Venezuela.
Our Toledo plant is expected to produce HBI at a rate of 1.6 million metric tons per year when brought to production in 2020. We expect that this will create additional demand for our DR-grade pellets of 2.5 million long tons. Not only does this production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the region. In addition, the Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors.

Business Segments
Our Company’s continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Segment information reflects our business units, which are organized to meet customer requirements and global competition.  Financial information about our segments, including financial information about geographic areas, is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and NOTE 2 - SEGMENT REPORTING.
U.S. Iron Ore
We are a major producer of iron ore pellets, primarily selling production from U.S. Iron Ore to integrated steel companies in the U.S. and Canada. We operate four iron ore mines: the Tilden mine in Michigan and the Northshore, United Taconite and Hibbing mines in Minnesota. The U.S.-based mines currently have an annual rated capacity of 27.4 million long tons of iron ore pellet production, representing 55% of total U.S. pellet production capacity. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 21.2 million long tons, representing 42% of total U.S. annual pellet capacity. The Empire mine located in Michigan, which historically had annual rated capacity of 5.5 million long tons, was indefinitely idled beginning in August 2016. During 2017, we acquired the remaining noncontrolling interest of the Empire and Tilden mines from ArcelorMittal and U.S. Steel, respectively.
The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. pellet production capacity for each of the respective iron ore producers as of December 31, 2017:

U.S. Iron Ore Pellet
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Long Tons in Millions)[1]	Percent of Total U.S. Capacity
All Cliffs’ managed mines	27.4	54.9%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.3	28.7
Keewatin Taconite	5.4	10.8
Total U.S. Steel	19.7	39.5
ArcelorMittal USA Minorca mine	2.8	5.6
Total other U.S. mines	22.5	45.1
Total U.S. mines	49.9	100.0%

[1] Empire mine was excluded from the estimated capacity calculation as it is indefinitely idled.
Our U.S. Iron Ore production generally is sold pursuant to long-term supply agreements with various price adjustment provisions. For the year ended December 31, 2017, we produced a total of 25.5 million long tons of iron ore pellets. The 2017 U.S. Iron Ore production included 18.8 million long tons for our account and 6.7 million long tons on behalf of current and previous steel company partners of the mines. During 2016 and 2015, we produced a total of 23.4 million and 26.1 million long tons, respectively.
We produce various grades of iron ore pellets, including standard, fluxed and DR-grade, for use in our customers’ operations as part of the steelmaking process. The variation in grades of iron ore pellets results from the specific chemical and metallurgical properties of the ores at each mine, the requirements of end user's steelmaking process and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s steelmaking operation, in certain cases our iron ore pellets can be used interchangeably. Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrate into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. DR-grade pellets require additional processing to make a pellet that contains higher iron and lower silica content than a standard pellet. Unlike standard or fluxed pellets, DR-grade pellets are fed into a direct reduced iron facility, which then are converted into DRI or HBI, a high-quality raw material used to feed an EAF.
Additionally, as the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce DRI, HBI and/or pig iron.  In 2016 and 2017, we produced and shipped industrial trials of low-silica DR-grade pellets, which were successfully processed in two customers' DRI reactors to produce a high-quality DRI product. By 2020, we expect to sell these low-silica DR-grade pellets to our own HBI facility in Toledo, Ohio.
Each of our U.S. Iron Ore mines is located near the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to blast furnace steelmakers in North America.
Our U.S. Iron Ore sales are influenced by seasonal factors in the first half of the year as shipments and sales are restricted due to closure of the Soo Locks and the Welland Canal on the Great Lakes because of winter weather. During the first quarter, we continue to produce our products, but we cannot ship most of those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first and second quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of title has somewhat mitigated the seasonal effect on first and second quarter inventories and sales under our current accounting policies, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. At December 31, 2017 and 2016, we had 1.5 million long tons of pellets in inventory in the lower Great Lakes or at customers’ facilities.
Upon adoption of ASC 606 on January 1, 2018, the timing and pattern of revenue recognition will change for our U.S. Iron Ore segment. Due to the closure of the Soo Locks and the Welland Canal during the winter months, our revenues will be lower than historical levels during the first quarter and higher than historical levels during the remaining three quarters in future years. However, the total amount of revenue recognized during the year should remain substantially the same as under current GAAP. There will not be a material change in the pattern or timing of revenue recognition for Asia Pacific Iron Ore.
U.S. Iron Ore Customers
Our U.S. Iron Ore revenues primarily are derived from sales of iron ore pellets to the North American integrated steel industry, consisting primarily of three major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements largely is dependent on customer requirements, and in certain cases, we are the sole supplier of iron ore to the customer. Historically, each agreement has contained a base price that is adjusted annually using one or more adjustment factors. Factors that could result in a price adjustment include changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel.
During 2017, 2016 and 2015, we sold 18.7 million, 18.2 million and 17.3 million long tons of iron ore product, respectively, from our share of production from our U.S. Iron Ore mines. Refer to Concentration of Customers below for additional information regarding our major customers.
Asia Pacific Iron Ore
Our Asia Pacific Iron Ore operations are located in Western Australia and consist solely of our wholly-owned Koolyanobbing operation.
The Koolyanobbing operation serves the Asian iron ore markets with direct-shipped fines and lump ore. The lump products are fed directly to blast furnaces, while the fines products are used as sinter feed. The variation in the two export product grades reflects the inherent chemical and physical characteristics of the ore bodies mined as well as the supply requirements of our customers. During 2017, 2016 and 2015, we produced 10.1 million, 11.8 million and 11.7 million metric tons, respectively.
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
Asia Pacific Iron Ore Customers
Asia Pacific Iron Ore’s production is under contract with steel companies primarily in China, Japan and South Korea. In March 2017, we extended the majority of our supply agreements with steel producers in China for one year. These contracts will expire in March 2018, and we will only renew contracts if it can be done in an economically viable manner. Our supply agreement with our client in South Korea expired in December 2017. We renewed that agreement for 2018; however, it is at a lower committed quantity than our previous agreement. Our supply agreements with our customers in Japan expire in March 2018. These contracts could be renewed for additional volume. Pricing for our Asia Pacific Iron Ore Chinese customers consists of shorter-term pricing mechanisms of various durations up to three months based on the average of daily spot prices that are generally associated with the time of unloading of each shipment. Pricing with our Japanese and South Korean customers is generally similar to the inputs used with our Chinese customers, but the pricing inputs are fixed before shipment.
During 2017, 2016 and 2015, we sold 9.8 million, 11.6 million and 11.6 million metric tons of iron ore, respectively, from our Koolyanobbing operation. No Asia Pacific Iron Ore customer comprised more than 10% of our consolidated sales in 2017, 2016 or 2015. The segment’s five largest customers together accounted for a total of 57%, 56% and 47% of Asia Pacific Iron Ore product revenues for the years 2017, 2016 and 2015, respectively.
Discontinued Operations
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
Restructuring proceedings with respect to the Bloom Lake Group were commenced under the CCAA in the first quarter of 2015. During the second quarter of 2015, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. As of December 31, 2017, CCAA proceedings are still ongoing. The Monitor appointed by the court in the CCAA proceedings for the Bloom Lake Group and the Wabush Group has conducted a claims process pursuant to which creditors have filed claims against the Bloom Lake Group and the Wabush Group. The Monitor is reviewing all claims filed as part of this claims process. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the Bloom Lake Group and the Wabush Group, including, if any, to us, and whether we could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group. During 2017, we became aware that it was probable the Monitor will assert a preference claim against us and/or certain of our affiliates. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability of $55.6 million, which includes the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of our related-party claims against the estate. Thus, it is possible that a change in the estimated liability may occur in the future. We deny liability for any amount and will vigorously defend such claim.
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
Applied Technology, Research and Development
We have been a leader in iron ore mining and process technology since inception and have been in operation for over 170 years.  We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods.  From the first application of electrical power in Michigan’s underground mines to the use of today’s sophisticated computers and global positioning satellite systems, we have been a leader in the application of new technology to the centuries-old business of mineral extraction.  Today, our engineering and technical staffs are engaged in full-time technical support of our operations, improvement of existing products and development of new products.
We are a pioneer in iron ore pelletizing with over 60 years of experience.  We are able to produce customized pellets to meet each customer’s blast furnace specifications and produce both standard and fluxed pellets. Using our technical expertise and strong market position in the United States to increase our product offering, we have started producing DR-grade pellets.  In 2017 and 2016, we shipped low silica DR-grade pellets, which were successfully processed in multiple DRI reactors to produce a high-quality direct reduced iron product.
With our experienced technical professionals and unsurpassed reputation for our pelletizing technology, we continue to deliver a world-class quality product to our customers.  We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a front runner in the implementation of safe and sustainable technology.  Our technical experts are dedicated to excellence and deliver superior technical solutions tailored to our customer base. We will continue to use this pioneering mentality in the development of our HBI facility in Toledo, Ohio. Similar to the market shift to pellets over 60 years ago, we recognize the need to serve the growing EAF market.
Concentration of Customers
In 2017 and 2016, two customers individually accounted for more than 10% of our consolidated product revenue and in 2015, three customers individually accounted for more than 10% of our consolidated product revenue. Product revenue from those customers represented in the chart below totaled $1.3 billion, $1.1 billion and $1.3 billion of our total consolidated product revenue in 2017, 2016 and 2015, respectively, and is attributable to our U.S. Iron Ore business segment. The following represents sales revenue from each of these customers as a percentage of our total consolidated product revenue, as well as the portion of product sales for U.S. Iron Ore that is attributable to each of these customers for those years:

	Percentage of Total Product Revenue			Percentage of U.S. Iron Ore Product Revenue
Customer[1]	2017	2016	2015	2017	2016	2015
ArcelorMittal	38%	37%	37%	48%	51%	49%
AK Steel	23%	19%	21%	29%	27%	29%
Algoma[2]	9%	4%	12%	11%	5%	15%

[1] Includes subsidiaries.
2 On October 5, 2015, we terminated the long-term agreement with Algoma; however, we entered into certain short-term contracts with Algoma throughout 2016. On May 16, 2016, we reinstated our agreement with Algoma, which took effect in January 2017.

ArcelorMittal
Historically, our pellet supply agreements with ArcelorMittal USA were based on customer requirements, except for the Indiana Harbor East facility, which is based on customer contract obligations. The legacy agreements with ArcelorMittal USA expired at the end of December 2016 and January 2017. The parties executed a new long-term agreement, which became effective October 31, 2016, for the sale and delivery of ArcelorMittal USA’s annual tonnage requirements that fall within a specific range of volume. This latest agreement expires at the end of December 2026.
ArcelorMittal USA is a 62.3% equity participant in Hibbing. During 2017, we acquired the 21% ownership interest of ArcelorMittal USA in Empire as part of an agreement to distribute the noncontrolling interest net assets of the mine.
In 2017, 2016 and 2015, our U.S. Iron Ore pellet sales to ArcelorMittal were 8.4 million, 9.7 million and 9.7 million long tons, respectively.

AK Steel
In August 2013, we entered into a new agreement with AK Steel to provide iron ore pellets to AK Steel for use in its Middletown, Ohio and Ashland, Kentucky blast furnace facilities. This contract includes minimum and maximum tonnage requirements for each year between 2014 and 2023.
In 2015 we entered into an amended and restated agreement with AK Steel after it acquired Severstal Dearborn, LLC, under which we supply all of the Dearborn, Michigan facility’s blast furnace pellet requirements through 2022, subject to specified minimum and maximum requirements in certain years.
In 2017, 2016 and 2015, our U.S. Iron Ore pellet sales to AK Steel were 5.6 million, 4.5 million and 4.3 million long tons, respectively.
Algoma
Algoma is a Canadian steelmaker whose common shares are owned by Essar Steel Holdings Limited. We had a long-term supply agreement under which we were Algoma’s sole supplier of iron ore pellets through the end of 2016. Under the terms of a 2016 settlement and through Algoma's CCAA proceedings, Algoma agreed to assume the long-term supply agreement that runs through 2024. Additionally, we entered into agreements with Algoma to purchase from us incremental tonnage that equates to Algoma's 2015 through 2017 annual iron ore pellet consumption. These agreements began in 2017 and 2018 and run through December 2020.
In 2017, 2016 and 2015, our U.S. Iron Ore pellet sales to Algoma were 2.5 million, 1.2 million and 2.5 million long tons, respectively.
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
Environmental issues and their management continued to be an important focus at each of our operations throughout 2017. In the construction of our facilities and in their operation, substantial costs have been incurred and will continue to be incurred to comply with regulatory requirements and avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $21 million, $15 million and $17 million, in 2017, 2016 and 2015, respectively. Approximately $5 million of the 2015 capital expenditures relating to environmental matters was attributable to the North American Coal operations that were sold during December 2015. It is estimated that capital expenditures for environmental improvements will total approximately $11 million in 2018, which is related to our U.S. Iron Ore operations for various water treatment, air quality, dust control, tailings management, selenium management and other miscellaneous environmental projects.
Regulatory Developments
Various governmental bodies continually promulgate new or amended laws and regulations that affect us, our customers and our suppliers in many areas, including waste discharge and disposal, the classification of materials and products, air and water discharges and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws or regulations reasonably would be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.
Specifically, there are several notable proposed or potential rulemakings or activities that could have a material adverse impact on our facilities in the future depending on their ultimate outcome: Minnesota's proposed amendments to the sulfate wild rice water quality standard; evolving water quality standards for sulfate, selenium, and conductivity; scope of the Clean Water Act and the definition of “Waters of the United States”; Minnesota's Mercury TMDL and associated rules governing mercury air emission reductions; Climate Change and GHG Regulation; Regional Haze FIP Rule; NO2 and SO2 NAAQS; and increased administrative and legislative initiatives related to financial assurance obligations for CERCLA, mining and reclamation obligations.
Minnesota’s Proposed Amendments to the Sulfate Wild Rice Water Quality Standard
The Minnesota Legislature provided $1.5 million in 2011 for a study to gather additional information about the effects of sulfate and other substances on the growth of wild rice and to support an update to the sulfate wild rice water quality standard originally adopted in 1973 by the MPCA. The MPCA contracted with the University of Minnesota to conduct several research projects as part of this study. Concurrently, the Minnesota Chamber of Commerce contracted an independent lab to conduct companion research on the impacts of sulfate on wild rice. In August 2017, MPCA released proposed amendments of the sulfate water quality standard applicable to wild rice and identification of wild rice waters, which included a proposed sulfate wild rice water quality standard, a proposed list of waters where the standard would apply, and criteria for adding waters to that list. The proposed wild rice water quality standard is an equation that utilizes measured sediment parameters to calculate a sulfate water quality standard protective of wild rice unique to each water body where the standard applies. The independent research conducted by the independent lab contracted by the Minnesota Chamber of Commerce does not directly support the validity of the MPCA’s proposed approach. On January 11, 2018, the proposed rule was substantially disapproved by an ALJ and included a recommendation for MPCA to retain the existing 10 mg/L sulfate standard until MPCA addresses concerns identified in the ALJ report. These findings are not binding on the MPCA. The rulemaking has a legislated deadline for completion of January 15, 2019. Due to the proposed standard being based on measured sediment parameters, uncertainty regarding to which waters the standard will apply, and the non-binding disapproval from the ALJ, the impact of the proposed wild rice water quality standard to us is not estimable at this time but it could have an adverse material impact if we are required to significantly reduce sulfate in our discharges.
Conductivity
Conductivity, the measurement of water’s ability to conduct electricity, is a surrogate parameter that generally increases as the amount of dissolved minerals in water increases. In 2011, the EPA issued A Field-Based Aquatic Life Benchmark for Conductivity in Central Appalachian Streams, which established a recommended conductivity benchmark of 300 µS/cm for the region. The issuance of a benchmark outside of the established rulemaking process was subsequently the subject of litigation in 2012 where the court ruled the benchmark is nothing more than a non-binding suggestion. Three years later in Ohio Valley Environmental Coalition, et al. v. Elk Run Coal Co., et al., 3:12-cv-00785 (S.D. W. Va.), a judicial decision held that levels of conductivity higher than the EPA’s benchmark constituted a violation of the state’s narrative water quality standards, were unsupported by science and contrary to decisions previously made by the West Virginia Department of Environmental Protection and the West Virginia Supreme Court. In 2015, a group filed a petition with EPA Region 5 alleging that Minnesota was failing to implement properly the state NPDES program, and one of the various allegations asserts that MPCA should be assessing compliance with the state’s narrative water quality standard against the EPA’s conductivity benchmark for the Central Appalachian region. On December 30, 2015, the EPA provided MPCA a draft of the Protocol for Responding to Issues Related to Permitting and Enforcement which indicates that EPA staff will be reviewing available scientific basis in peer reviewed literature as well as promulgated standards. In February 2016, EPA's Office of Research and Development endorsed use of the Field-Based Conductivity Benchmark in northeast Minnesota indicating that a value of 320 µS/cm was appropriate to protect aquatic life. On

December 23, 2016, EPA issued a notice soliciting public comments on its draft document, Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity. According to EPA, once this document is final, states and authorized tribes located in any region of the country may use the methods to develop field-based specific conductivity criteria for adoption into water quality standards. In April 2017, comments were submitted by our trade associations providing objective evidence indicating the draft methodology was scientifically flawed and unfit for promulgation. Adoption of this methodology is not certain due to significant concerns with respect to the scientific validity of the proposed method which is now under intense review by scientists working for various trade associations. Because the outcome of the Region 5 Petition is uncertain and the proposed Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity is only draft guidance at this time, the exact nature and certainty of the potential risk to us cannot be predicted; however, direct application of the 320 µS/cm benchmark to our Minnesota-based assets may have a material adverse impact if the conductivity benchmark is applied to our NPDES permits.
Definition of “Waters of the United States” Under the Clean Water Act
In June 2015, the EPA and Army Corps of Engineers promulgated the rule, “Definition of ‘Waters of the United States’ Under the Clean Water Act,” which attempted to add clarity to which waters are jurisdictional under the federal Clean Water Act, and will apply to all Clean Water Act programs, including certain permitting programs, spill prevention programs and a state certification process.  It is unclear how the federal and state agencies will implement and enforce the final rule, and how the courts will interpret it going forward. The regulation may expand EPA’s authority under the Clean Water Act to many traditionally unregulated mine features such as mine pits, pit lakes, on-site ditches, water retention structures, and tailings basins creating a new burden on our U.S. facilities.  This could be further interpreted to add questionable regulatory authority over the groundwater connections between these features and nearby traditionally navigable waters.  In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of this rule while the jurisdiction and legality of the rule are decided in court. In January 2017, the U.S. Supreme Court granted certiorari to reconsider the Sixth Circuit's decision that it has jurisdiction to hear challenges. We are actively participating in the rulemaking development and assessing the potential impacts to our operations. Any impacts to us are not estimable at this time as the rule is being litigated, and the impacts will not be known until the rule is finally implemented.
The “Executive Order on Restoring the Rule of Law, Federalism, and Economic Growth by Reviewing the ‘Waters of the United States’ Rule” ("Executive Order") was signed by the President on February 28, 2017. This Executive Order instructs EPA and the Army Corps of Engineers to review the Clean Water Rule and “publish for notice and comment a proposed rule rescinding or revising the rule.” The Executive Order further directs that they “shall consider interpreting the term ‘navigable waters’” in a manner “consistent with Justice Scalia’s opinion” in Rapanos v. United States (2006). The EPA and Army Corps of Engineers are in the process of conducting rulemaking, soliciting comments, and holding public meetings in accordance with the Executive Order. Any impacts to us are not estimable at this time as the EPA and Army Corps of Engineers have only begun to implement the Executive Order.
Selenium Discharge Regulation
In Michigan, Empire and Tilden have implemented compliance plans to manage selenium according to the permit conditions. Empire and Tilden submitted the first permit-required Selenium Storm Water Management Plan to the Michigan Department of Environmental Quality ("MDEQ") in December 2011 and have updated it annually as required. The Selenium Storm Water Management Plans have outlined the activities that have been undertaken to address selenium in storm water discharges from our Michigan operations including an assessment of potential impacts to surface and groundwater. The remaining infrastructure needed for implementation of the storm water collection and conveyance system was completed in 2017 and cost approximately $8 million. A storm water treatment system for both facilities is anticipated sometime before 2028. The cost of the future treatment systems could be significant, although we are continuing to assess and develop cost effective and sustainable treatment technologies.
Tilden's NPDES permit contains a compliance schedule for selenium with a final effluent limit of 5.1 µg/l that became effective as of November 1, 2017, at Tilden's Gribben Tailings Basin outfall.  Tilden's 2017 expenditures totaled approximately $3 million for infrastructure necessary to meet the selenium effluent limit.
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

Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy
Since the 1990’s the taconite industry has voluntarily reduced and removed mercury products and supported development of mercury emission reduction technology. While TMDL regulations are contained in the Clean Water Act, in 2007, Minnesota developed a Statewide Mercury TMDL which set an objective for 93% mercury air emission reductions from 1990 levels for sources within Minnesota. The State of Minnesota has acknowledged that approximately 90% of the mercury entering the state’s airshed is from other national and international sources.
In September 2014, Minnesota promulgated the Mercury Air Emissions Reporting and Reduction Rule mandating mercury air emissions reporting and reductions from certain sources. The rule is applicable to all of our Minnesota operations and requires submittal of a Mercury Reduction Plan to reduce mercury emissions from taconite furnaces by 72% by January 2025. The Mercury Reduction Plans must be submitted by December 31, 2018. One of the main tenets agreed upon for evaluating potential mercury reduction technologies during TMDL implementation and 2014 rule development proceedings was that the selected technology would meet the following “Adaptive Management Criteria”: the technology must be technically feasible; must be economically feasible; must not impact pellet quality; and must not cause excessive corrosion in pellet furnaces, associated duct work and existing wet scrubbers on the furnaces. However, the final 2014 rule does not explicitly include all four Adaptive Management Criteria for evaluating mercury reduction technologies, which were agreed upon in Minnesota’s October 2009 Mercury TMDL Implementation Plan.
There is currently no proven technology to cost effectively reduce mercury emissions from taconite furnaces to the target level of 72% that would meet all four Adaptive Management Criteria. We remain concerned about the technical and economic feasibility to reduce taconite mercury emissions by 72% without impacting existing operations or other environmental permit obligations. We are in the process of conducting detailed engineering analysis and potential technology testing to determine the impact of the regulations on each unique taconite furnace affected by this rule. The results of this analysis will guide further dialogue with the MPCA regarding development of the 2018 Mercury Reduction Plans. Potential impacts to us are not estimable at this time as the development of potential mercury reduction technology remains in its early stages.
Climate Change and GHG Regulation
With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our potentially significant risks for the future is mandatory carbon pricing obligations. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes presents a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon pricing obligations presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change. We are continuing to review the physical risks related to climate change utilizing our formal ERM process. As an energy-intensive business, our GHG emissions inventory includes a broad range of emissions sources, such as iron ore furnaces and kilns, diesel mining equipment and our wholly owned Silver Bay power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels (direct impacts), and (2) indirect costs passed through to us from electrical and fuel suppliers (indirect impacts).
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
In the U.S., federal carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. Congress has not legislated carbon constraints. In the absence of comprehensive federal carbon legislation, numerous state, regional, and federal regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to GHG control and potential carbon pricing impacts. In May 2010, the EPA promulgated the GHG Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Prevention of Significant Deterioration permitting program under the Clean Air Act. Under the GHG Tailoring Rule, as modified by a 2014 U.S. Supreme Court decision upholding some components of the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 long tons of CO2 emissions per year) and significantly increase emissions of at least one non-GHG criteria pollutant are subject to the Prevention of Significant

Deterioration requirements, including the installation of best available control technology. We do not expect the Tailoring Rule provision to have a material adverse effect on our business in the near term and we cannot reliably estimate the long-term impact of the regulation.
In June 2013, President Obama issued a memorandum directing EPA to develop carbon emission standards for both new and existing power plants under the Clean Air Act's New Source Performance Standards ("NSPS"). In October 2015, EPA promulgated a CPP which consists of NSPS regulating carbon dioxide from existing power plants at a level of approximately 32% below 2005 levels by 2030. The CPP would not regulate combined heat and power generating facilities such as at Northshore's Silver Bay Power. The CPP directed states to submit SIPs to EPA by September 2016, but on February 9, 2016, the U.S. Supreme Court stayed the CPP immediately halting implementation. In March 2017, President Trump signed the Energy Independence Executive Order which called for, among other things, a review of the CPP and, if appropriate, reconsideration proceedings to suspend, revise, or rescind the rule. On the same day, Administrator Pruitt signed a notice indicating EPA’s intent to review and, if appropriate, to propose to revise or rescind the CPP. The U.S. Court of Appeals for the D.C. Circuit has been holding CPP litigation in abeyance since April 2017. On October 10, 2017, following a review as directed by President Trump’s Energy Independence Executive Order, the EPA proposed a rule to repeal the CPP and accepted comments on the proposed rule until January 16, 2018. The ultimate outcome of these carbon emission standards is not expected in the near term.
Due to the EPA's Tailoring Rule and potential patchwork state or regional carbon restriction schemes, our business and customer base could suffer negative financial impacts over time as a result of increased energy, environmental and other costs to comply with the limitations that would be imposed on GHG emissions. We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets and international provisions; emissions reduction opportunities, including energy efficiency, biofuels, fuel flexibility, emerging shale gas, coal mine methane offset reduction; and business opportunities associated with pursuing combined heat and power partnerships and new products, including DR-grade pellets, fluxed pellets and other efficiency-improving technologies.
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
Regional Haze FIP Rule
In June 2005, the EPA finalized amendments to its regional haze rules. The rules require states to establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas to natural background levels by 2064. Among the states with Class I areas are Michigan and Minnesota, in which we currently own and manage mining operations. The first phase of the regional haze rule required analysis and installation of Best Available Retrofit Technology ("BART") on eligible emission sources and incorporation of BART and associated emission limits into SIPs.
EPA disapproved Minnesota's and Michigan's SIPs for taconite furnaces and instead promulgated a Taconite Regional Haze FIP in February 2013. We, along with other stakeholders, petitioned the Eighth Circuit Court of Appeals for a review of the FIP, and in May 2013, we filed a joint motion for stay of the 2013 FIP, which was granted in June 2013. We, along with the other stakeholders, reached a settlement agreement with EPA to resolve certain items in the 2013 FIP. The settlement agreement, which was published in the Federal Register in January 2015 and fully executed in April 2015, prompted EPA to grant partial reconsideration of the 2013 FIP in July 2015. Subsequently, EPA published a FIP revision final rule to implement components of the settlement agreement in April 2016, with an effective date of May 12, 2016. We believe the 2016 Regional Haze FIP reflects progress toward a more technically and economically feasible regional haze implementation plan. In November 2016, the Eighth Circuit Court of Appeals terminated the June 2013 stay and extended the deadlines in the original 2013 FIP. Cost estimates associated with implementation of the 2013 and 2016 FIPs are reflected in our five-year capital plan.
Due to inconsistencies in language describing the procedures for calculating NOx emission limits between the settlement agreement and the 2016 FIP final rule, we jointly filed a Petition for Reconsideration and Petition for Judicial Review in June 2016. We have been working toward a settlement agreement with EPA to resolve the outstanding issue with the emission limit calculation method and anticipate resolution of the issue in 2018. The outcome of this proceeding is not expected to have a material adverse impact to the business.

NO2 and SO2 NAAQS
During the first half of 2010, EPA promulgated rules that required each state to use a combination of air quality monitoring and computer modeling to determine each state's attainment classification status against new one-hour NO2 and SO2 NAAQS. During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. In 2012, Minnesota issued Administrative Orders ("AOs") requiring taconite facilities to conduct modeling to demonstrate compliance with the NO2 and SO2 NAAQS pursuant to the Taconite Regional Haze SIP Long Term Strategy ("LTS"). Compliance with the LTS modeling demonstrations was originally set for June 30, 2017, but Minnesota has not advanced work on its 2012 AOs and is expected to remove NAAQS modeling obligations under the LTS in light of reduction in haze emissions associated with implementation of the taconite Regional Haze FIP regulations.
All of our operations in Minnesota and Michigan are expected to be in attainment for NO2 and SO2 NAAQS without incurring additional capital investment. While we will continue to monitor these developments and assess potential impacts, we do not anticipate further capital investments will be necessary to address NO2 and SO2 NAAQS requirements at this time.
CERCLA 108(b)
In December 2016, EPA published a proposed amendment to CERCLA section 108(b) which is focused on developing financial assurance for managing hazardous substances in the hardrock mining industry. EPA had a court-mandated deadline for publication of the final rule by December 1, 2017. The proposed rule would have required hardrock mining facilities to calculate their level of financial responsibility based on a formula included in the rule, secure an instrument or otherwise self-insure for the calculated amount, demonstrate to EPA the proof of the security, and maintain the security until EPA releases facilities from the CERCLA 108(b) regulations. The iron mining industry notified EPA of several errors upon which EPA drafted the rule, including a mistaken reliance on reporting data from a wholly different industry sector (iron and steel toxic release inventory reporting). We also participated in developing industry specific and national trade association comments and advocating directly with EPA and the White House Office of Management & Budget to address this and other errors with goals of exempting iron ore mining from CERCLA 108(b) applicability and correcting other deficiencies with the proposed rule. On December 1, 2017 EPA signed a federal register notice of EPA's decision not to issue final regulations for financial responsibility requirements for the hardrock mining industry under section 108(b) of CERCLA because EPA determined that the risks associated with these facilities' operations are addressed by existing federal and state programs and regulations and modern industry practices.
Energy
Electricity
As of February 2015, Wisconsin Electric Power Company is the sole supplier of electric power to our Tilden mine. During April 2015, the Tilden mine executed a special electricity contract with Wisconsin Electric Power Company. The term of the contract is through 2019. Wisconsin Electric Power Company provides 170 megawatts of electricity to Tilden at special rates that are regulated by the MPSC. The pricing under these contracts is generally fixed except Tilden is subject to frequent changes in Wisconsin Electric Power Company's power supply adjustment factor. During August 2016, Tilden executed a new 20-year special contract with Wisconsin Electric that is anticipated to start on January 1, 2020.
Tilden and Empire may also incur additional liabilities depending on the outcome of various proceedings concerning MISO's revised cost allocation methodology for continued operation of the Presque Isle Power Plant in Michigan. If FERC's award of SSR costs based on a revised cost allocation methodology applied retroactively is affirmed by the U.S. Court of Appeals for the District of Columbia Circuit, this could result in a cash payment of $12.3 million related to our Tilden mine and our indefinitely-idled Empire mine. As of December 31, 2017, this liability is included in our Statements of Consolidated Financial Position as part of Accrued expenses. Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES for further discussion of the Michigan Electricity Matters.
Minnesota Power supplies electric power to the Hibbing and United Taconite mines. During September 2008, Hibbing finalized an agreement with terms from November 2008 through December 2015. The agreement was approved by the Minnesota Public Utilities Commission ("MPUC") in 2009. The terms of the agreement included an automatic five-year extension that began January 2016. The United Taconite mine executed a new ten-year agreement with Minnesota Power that also included the Babbitt Mine. This agreement was finalized in May 2016 and was approved by the MPUC in November 2016.

Silver Bay Power, a wholly-owned subsidiary with a 115 megawatt power plant, is able to provide the majority of Northshore’s electrical energy requirements. Silver Bay Power has an interconnection agreement with Minnesota Power for backup power when excess generation is necessary. In May 2016, Silver Bay Power entered into an agreement with Minnesota Power to purchase roughly half of Northshore's electricity needs from Minnesota Power through 2019. On January 1, 2020, Silver Bay Power will purchase 100% of the electricity requirements of Northshore from Minnesota Power and Silver Bay Power plans to idle both of its generating units except under certain circumstances.
Koolyanobbing and its associated satellite mine deposits draw power from independent diesel-fueled power stations and generators. Diesel power generation capacity has been installed at the Koolyanobbing operations.
Process and Diesel Fuel
We have a long-term contract providing for the transport of natural gas on the Northern Natural Gas Pipeline for our U.S. Iron Ore operations. Tilden has the capability of burning natural gas, coal or, to a lesser extent, oil. Hibbing and Northshore have the capability to burn natural gas and oil. United Taconite has the ability to burn coal, natural gas and petroleum coke. Consistent with 2017, we expect during 2018 our U.S. Iron Ore operations will utilize both natural gas and coal to heat furnaces and produce power at our Silver Bay Power facility.
All of our mines utilize diesel fuel mainly for our mobile fleet. Thompson Gas supplies diesel fuel to all of our U.S. Iron Ore locations from the Husky refinery in Superior, Wisconsin. Our U.S. Iron Ore locations are contracted with Thompson Gas through the end of 2018.
Employees
As of December 31, 2017, we had a total of 2,938 employees.

	2017	2016	2015
U.S. Iron Ore - Salaried[1]	537	523	509
U.S. Iron Ore - Hourly[1,3]	2,171	2,178	1,813
Asia Pacific Iron Ore - Salaried[2]	78	82	90
Discontinued Operations - Salaried[2]	—	4	32
Discontinued Operations - Hourly[2]	—	—	41
Corporate & Support Services - Salaried[4]	152	140	153
Total	2,938	2,927	2,638

[1] Includes our employees and the employees of the U.S. Iron Ore joint venture.
[2] Excludes contracted mining employees.
[3] Excludes employees considered on lay-off status as a result of an indefinite or temporary idle.
[4] Includes employees of our HBI project.
Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW and are covered by labor agreements between the USW and our various operating entities. These labor agreements that cover approximately 1,800 active USW-represented employees at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota are valid through September 30, 2018. Employees at our Northshore operations are not represented by a union and are not, therefore, covered by a collective bargaining agreement.
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
Salaried employees at our U.S. Iron Ore, Asia Pacific Iron Ore, Corporate and Support Services are not represented by a union and are not, therefore, covered by collective bargaining agreements.

Safety
Safety is our primary core value as we continue toward a zero injury culture at all of our facilities.  We continuously monitor, measure and track our safety performance and make frequent improvements to affect change.  Best practices and incident learnings are shared globally to ensure each mine site can effectively administer our policies and procedures for enhanced workplace safety. Progress toward achieving our objectives is accomplished through a focus on proactive initiatives and results measured against established industry and company benchmarks, including our company-wide Total Reportable Incident Rate ("TRIR"). During 2017, our TRIR (including contractors) was 1.32 per 200,000 man-hours worked.
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
We use our website, www.clevelandcliffs.com, as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We also make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. In addition, our website allows investors and other interested persons to sign up to receive automatic email alerts when we post news releases and financial information on our website.
We also make available, free of charge on our website, the charters of the Audit Committee, Governance and Nominating Committee and Compensation and Organization Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct and Ethics adopted by our Board of Directors. These documents are available through our investor relations page on our website at www.clevelandcliffs.com. The SEC filings are available by selecting “Financial Information” and then “SEC Filings,” and corporate governance materials are available by selecting “Corporate Governance” for the Board Committee Charters, operational governance guidelines and the Code of Business Conduct and Ethics.
References to our website or the SEC’s website do not constitute incorporation by reference of the information contained on such websites, and such information is not part of this Annual Report on Form 10-K.
Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:
Cleveland-Cliffs Inc.
Investor Relations
200 Public Square, Suite 3300
Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of February 14, 2018. Unless otherwise noted, all positions indicated are or were held with Cleveland-Cliffs Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	60
Chairman, President and Chief Executive Officer (August 2014 - present); and Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 - April 2013).

Terry G. Fedor	53	Executive Vice President, U.S. Iron Ore (January 2014 - present); and Vice President, U.S. Iron Ore Operations (February 2011 - January 2014).
Timothy K. Flanagan	40
Executive Vice President, Chief Financial Officer (January 2017 - present); Treasurer (March 2016 - December 2017); Vice President, Corporate Controller and Chief Accounting Officer (March 2012 - December 2016); and Assistant Controller (February 2010 - March 2012).

James D. Graham	52
Executive Vice President (November 2014 - present); Chief Legal Officer (March 2013 - present); Secretary (March 2014 - present); Vice President (January 2011 - October 2014); and General Counsel - Global Operations (January 2011 - March 2013).

Maurice D. Harapiak	56
Executive Vice President, Human Resources (March 2014 - present); Chief Administration Officer (January 2018 - present); and Regional Director, Human Resources - Barrick Gold of North America, a gold mining company (November 2011 - March 2014).

Terrence R. Mee	48
Executive Vice President, Global Commercial (October 2014 - present); Vice President, Global Iron Ore Sales (February 2014 - October 2014); Senior Vice President, Global Iron Ore Sales (March 2012 - February 2014); and Senior Vice President, Global Iron Ore and Metallic Sales (January 2011 - March 2012).

Clifford T. Smith	58
Executive Vice President, Business Development (April 2015 - present); Executive Vice President, Seaborne Iron Ore (January 2014 - April 2015); Executive Vice President, Global Operations (July 2013 - January 2014); Executive Vice President, Global Business Development (March 2013 - July 2013); and Senior Vice President, Global Business Development (January 2011 - March 2013).

R. Christopher Cebula	47
Vice President, Corporate Controller & Chief Accounting Officer (February 2017 - present); Senior Director, Corporate Financial Planning & Analysis (April 2013 - February 2017); Senior Director, Enterprise Risk Management (April 2010 - March 2013).

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
An investment in our common shares or other securities is subject to risk inherent to our business and our industry. Described below are certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. Before making an investment decision, you should consider carefully all of the risks described below together with the other information included in this report. The risks and uncertainties described below include known material risks that we face currently. Although we have extensive risk management policies, practices and procedures aimed to mitigate these risks, uncertainties may nevertheless impair our business operation. This report is qualified in its entirety by these factors.
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
As a mining company, our profitability is dependent upon the price of the commodities that we sell to our customers and the price of the products our customers sell, namely iron ore and steel prices. The price of iron ore has fluctuated significantly in the past and is affected by factors beyond our control, including: steel inventories; international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; changes in the levels of economic activity in the U.S., China, India, Europe and other industrialized or developing countries; uncertainties or weaknesses in global economic conditions such as the U.S. debt ceiling; changes in production capacity of other iron ore suppliers, especially as additional supply comes online or where there is a significant increase in imports of steel into the U.S. or Europe; changes in trade laws; weather-related disruptions or natural disasters that may impact the global supply of iron ore; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the commodities we sell. To the extent that the prices of iron ore and steel, including the average hot-rolled coil steel price, significantly decline for an extended period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We also may have to take impairments on our long-lived assets and/or inventory. Sustained lower prices also could cause us to further reduce existing reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.
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
Global growth of iron ore demand, particularly from China, resulted in iron ore suppliers expanding their production capacity over the past few years. The supply of iron ore increased due to these expansions. The previous increases in our competitors’ capacity along with actual reduced demand resulted in excess supply of iron ore continue to cause downward pressure on prices. The limited rationalization of supply capacity has led to volatile pricing which can have an adverse impact on our sales, margins and profitability. We do not have control over corporate strategies implemented by other iron ore producers that may result in volatility of global iron ore prices.
If steelmakers use methods other than blast furnace production to produce steel or use other inputs, or if their blast furnaces shut down or otherwise reduce production, the demand for our current iron ore products may decrease.
Demand for our iron ore products in North America is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that use scrap steel, pig iron, hot briquetted iron and direct reduced iron. North American steel producers also can produce steel using imported iron ore, semi-finished steel products or other lighter-weight steel alternatives, which eliminates the need for domestic iron ore. Future environmental restrictions on the use of blast furnaces in North America also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures and may cause prolonged outages, which may reduce demand for our pellets. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore pellets or if environmental or maintenance issues occur, demand for our current iron ore products will decrease, which would affect adversely our sales, margins, profitability and cash flows.
Due to economic conditions and volatility in commodity prices, or otherwise, our customers could approach us about modification of their supply agreements or fail to perform under such agreements, which could impact adversely our sales, margins, profitability and cash flows.
Although we have long-term contractual commitments for a majority of the sales in our U.S. Iron Ore business, uncertainty in global economic conditions may impact adversely the ability of our customers to meet their obligations. As a result of such market volatility, our customers could approach us about modifying their supply agreements or fail to perform under such agreements. Considering our limited base of current and potential customers, any modifications to our sales agreements or customers' failures to perform under such agreements could impact adversely our sales, margins, profitability and cash flows. For example, of the potential customers in the North American integrated steel industry, one is in reorganization proceedings, and certain others have experienced financial difficulties. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins, profitability and cash flows. Other potential actions by our customers could result in additional contractual disputes and could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes and/or failure to renew existing contracts on favorable terms could impact adversely our sales, margins, profitability and cash flows.

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
We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations, permits and approvals. If we violate or fail to comply with these laws, regulations, permits or approvals, we could be fined or otherwise sanctioned by regulators. Compliance with the complex and extensive laws and regulations to which we are subject imposes substantial costs, which could increase over time because of increased regulatory oversight, adoption of increasingly stringent environmental standards, and increased demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors.
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers, that may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, depending on their ultimate outcome. These emerging or recently enacted rules, regulations and policy guidance include, but are not limited to: trade regulations, such as possible changes to the North American Free Trade Agreement; numerous air regulations, such as climate change and greenhouse gas regulation, NAAQS including but not limited to those for NO2 and SO2, and Minnesota’s Mercury Air Emissions Reporting and Reduction Rule; Mercury Total Maximum Daily Load requirements and Taconite Mercury Reduction Strategy; selenium discharge regulation; conductivity water quality standards for aquatic life; expansion of federal jurisdictional authority to regulate groundwater and various other water quality regulations. Such new or more stringent legislation, regulations, interpretations or orders, when enacted and enforced, could have a material adverse effect on our business, results of operations, financial condition or profitability.
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
We may be unable to obtain and/or renew permits necessary for our operations or be required to provide additional financial assurance, which could reduce our production, cash flows, profitability and available liquidity. We also could face significant permit and approval requirements that could delay our commencement or continuation of new or existing production operations which, in turn, could affect materially our cash flows, profitability and available liquidity.
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

Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with iron ore mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future mining operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it more costly to comply. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to conduct our mining and production activities efficiently, including the requirement for additional financial assurances that we may not be able to provide on commercially reasonable terms or at all and which would further limit our borrowing base under our ABL Facility. Such inefficiencies could reduce our production, cash flows, profitability and available liquidity.

III.	FINANCIAL RISKS
A substantial majority of our sales are made under supply agreements with specified duration to a low number of customers that contain price-adjustment clauses that could affect adversely the stability and profitability of our operations.
A majority of our U.S. Iron Ore sales and our Asia Pacific Iron Ore sales are made under supply agreements with specified durations to a limited number of customers. For the year ended December 31, 2017, approximately 74% of our revenues from product sales and services was derived from the North American integrated steel industry and three customers together accounted for 88% of our U.S. Iron Ore product sales revenues (representing 70% of our consolidated revenues). Our legacy agreements with ArcelorMittal USA expired at the end of December 2016 and January 2017. The parties executed a long-term agreement, which became effective October 31, 2016 and expires at the end of December 2026. Our average remaining duration of our U.S. Iron Ore contracts as of December 31, 2017 is approximately seven years. Pricing under our contract with ArcelorMittal is adjusted by the price of hot-rolled coil steel in the U.S. domestic market, and iron ore and general inflation indices. As a result of this and other pricing constructs contained in our customer contracts and those anticipated in future periods, our financial results have increased sensitivity to changes in iron ore and steel prices. Our Asia Pacific Iron Ore annually-negotiated contracts are with steel companies primarily in China, Japan and South Korea. In March 2017, we extended the majority of our supply agreements with steel producers in China for one year. These contracts will expire in March 2018, and we will only renew contracts if it can be done in an economically viable manner. Our supply agreement with our client in South Korea expired in December 2017. We renewed that agreement for 2018; however, it is at a lower committed quantity than our previous agreement. Our supply agreements with our customers in Japan expire in March 2018. These contracts could be renewed for an additional term. Pricing for our Asia Pacific Iron Ore Chinese customers consists of shorter-term pricing mechanisms of various durations up to three months based on the average of daily spot prices that are generally associated with the time of unloading of each shipment. Pricing with our Japanese and South Korean customers is generally similar to the inputs used with our Chinese customers, but the pricing inputs are fixed before shipment.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations under our senior notes and ABL Facility.
As of December 31, 2017, we had an aggregate principal amount of $2,439.4 million of long-term debt, $400.0 million of which was secured (excluding $46.5 million of outstanding letters of credit and $47.8 million of capital leases), and $1,007.7 million of cash on our balance sheet. As of December 31, 2017, no loans were drawn under the ABL Facility and we had total availability of $273.2 million as a result of borrowing base limitations. As of December 31, 2017, the principal amount of letters of credit obligations and other commitments totaled $46.5 million, thereby further reducing available borrowing capacity on our ABL Facility to $226.7 million.
Our substantial level of indebtedness requires us to dedicate a significant portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes. Moreover, our level of indebtedness could have further consequences, including, increasing our vulnerability to adverse economic or industry conditions, limiting our ability to obtain additional financing in the future to enable us to react to changes in our business, or placing us at a competitive disadvantage compared to businesses in our industry that have less indebtedness.
Our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures, acquisitions or strategic development initiatives, and general corporate purposes. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt. Although we were successful in financing our HBI project, we may not be able to obtain any such new or additional debt on favorable terms or at all.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, including additional secured or unsecured debt, or restructure or refinance our debt. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, making it more difficult to obtain surety bonds, letters of credit or other financing, particularly during periods in which credit markets are weak; causing a change in our credit ratings; limiting our ability to compete with companies that are not as leveraged and that may be better positioned to withstand economic downturns; and limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we compete and general economic and market conditions. These measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Any of these examples potentially could have a material adverse impact on our results of operations, profitability, shareholders' equity and capital structure. Also, if we are to sell a percentage of a business, there are inherent risks relating to joint venture relationships, as noted in the risk factor below.
We rely on our joint venture partners to meet their payment obligations and we are subject to risks involving the acts or omissions of our joint venture partners.
We co-own and manage one of our four operating U.S. Iron Ore mines with ArcelorMittal and U.S. Steel. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore produced. One of our U.S. Iron Ore joint venture partners is also our customer. If one or both of our joint venture partners fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations, including significant capital contribution, costs of environmental remediation, pension and postretirement health and life insurance benefit obligations. For example, a premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs; reclamation and other environmental costs; and the costs of terminating long-term obligations, including energy and transportation contracts and equipment leases.

We cannot control the actions of our joint venture partners because we have a minority interest in such joint venture. Further, in spite of performing customary due diligence prior to entering into a joint venture, we cannot guarantee full disclosure of prior acts or omissions of the sellers or those with whom we may in the future enter into joint ventures. Such risks could have a material adverse effect on the business, results of operations or financial condition of our existing or future joint venture interests.
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
Consolidation in some of the industries in which our customers operate have created larger customers. These factors have caused some customers to be less profitable and increased our exposure to credit risk. Customers in other countries may be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls, and local, economic and political conditions. Downturns in the economy and disruptions in the global financial markets have affected the creditworthiness of our customers from time to time. Some of our customers are highly leveraged. If economic conditions worsen or prolonged global, national or regional economic recession conditions return, it is likely to impact significantly the creditworthiness of our customers and could, in turn, increase the risk we bear on payment default for the credit we provide to our customers and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could affect adversely our results of operations, financial condition and liquidity.
Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.
Our mining operations require significant use of energy. Energy expenses, which make up approximately 20% to 25% in the aggregate of our operating costs in our U.S. Iron Ore locations, are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our mines in Minnesota are subject to changes in Minnesota Power’s rates, such as periodic rate changes that are reviewed and approved by the state public utilities commission in response to an application filed by Minnesota Power. We also enter into market-based pricing supply contracts for natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly.
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
As previously disclosed, the Bloom Lake Group commenced restructuring proceedings under the CCAA in January 2015 to address the Bloom Lake Group's immediate liquidity issues and to preserve and protect its assets for the benefit of all stakeholders while restructuring and/or sale options were explored. In May 2015, the Wabush Group also commenced restructuring proceedings under the CCAA. It is possible that (a) as part of the CCAA process (i) claims may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against us and/or non-debtor affiliates of the Bloom Lake Group and the Wabush Group and/or (ii) our claims and non-debtor affiliate claims against the Bloom Lake Group or the Wabush Group may be challenged; and (b) creditors of the Bloom Lake Group, the Wabush Group or their respective representatives may assert claims which may impact adversely non-debtor affiliates of the Bloom Lake Group and the Wabush Group. While we anticipate the proceeds of the sale of the Bloom Lake Group and the Wabush Group assets may mitigate these risks, to the extent that any such claims are successful, we could be held liable for certain claims or be limited in the amount of recovery on account of its claims against the Bloom Lake Group and the Wabush Group.
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
Credit rating agencies could downgrade our ratings either due to factors specific to our business, a prolonged cyclical downturn in the mining industry, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. Any decline in our credit ratings may result in an increase to our cost of future financing and limit our access to the capital markets, which would harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms, have an adverse effect on the market price of our securities and may affect adversely the terms under which we purchase goods and services.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance, including that set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook” in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q, regarding our future performance. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information included in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release such data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q could result in actual operating results being different than the guidance, and such differences may be adverse and material.

IV.	OPERATIONAL RISKS
We incur certain costs when production capacity is idled, including increased costs to resume production at idled facilities and costs to idle facilities.
Our decisions concerning which mines to operate and at what capacity levels are made based upon our customers' orders for products, the quality of and cost to mine and process the remaining ore body, as well as the capabilities and cost performance of our mines. During depressed market conditions, we may concentrate production at certain mines and not operate others in response to customer demand and as a result we will incur idle facility costs. In 2016, two of our Minnesota mines were temporarily idled for a portion of the year, and we indefinitely idled the Empire mine in Michigan in August 2016.
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
If we prematurely close any of our mines, our revenues would be reduced unless we were able to increase production at our other mines, which may not be possible. The closure of a mining operation involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, and the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment leases. A review of these types of potential costs is currently underway with respect to our Asia Pacific Iron Ore operations. We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If we were to significantly reduce the estimated life of any of our mines, the mine-closure costs would be applied to a shorter period of production, which would increase costs per ton produced and could significantly and adversely affect our results of operations and financial condition.
A U.S. mine permanent closure could accelerate and significantly increase employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent mine closure also could be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Certain mine closures would precipitate a pension closure liability significantly greater than an ongoing operation liability. Finally, a permanent mine closure could trigger severance-related obligations, which can equal up to sixteen weeks of pay per employee in some jurisdictions, depending on length of service. As a result, the closure of one or more of our mines could affect adversely our financial condition and results of operations.
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

Our Asia Pacific Iron Ore operations also are dependent upon rail and port capacity. Disruptions in rail service or availability of dock capacity could similarly impair our ability to supply iron ore to our customers, thereby adversely affecting our sales and profitability. In addition, our Asia Pacific Iron Ore operations are also in direct competition with the major world seaborne exporters of iron ore and our customers face higher transportation costs than the customers of most other Australian producers to ship our products to the Asian markets because of the location of our major shipping port on the southwest coast of Australia. Further, increases in transportation costs, including volatile fuel rates, decreased availability of ocean vessels or changes in such costs relative to transportation costs incurred by our competitors could make our products less competitive, restrict our access to certain markets and have an adverse effect on our sales, margins and profitability.
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

A disruption in, or failure of our information technology systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.
We rely on the accuracy, capacity and security of our information technology (“IT”) systems for the operations of many of our business processes and to comply with regulatory, legal, and tax requirements. While we maintain some of our critical information technology systems, we are also dependent on third parties to provide important IT services relating to, among other things, human resources, electronic communications and certain finance functions. Despite the security measures that we have implemented, including those related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Though we have controls in place, we cannot provide assurance that a cyber-attack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential or otherwise protected information or result in the corruption of data, which could adversely affect our business operations and financial performance. In addition, we may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
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
With the finalization of the Organization for Economic Cooperation and Development's ("OECD"), Base Erosion and Profit Shifting study, referred to as the Actions, many OECD countries have acknowledged their intent to implement the Actions and update their local tax regulations. The extent (if any) to which countries in which we operate adopt and implement the Actions could affect our effective tax rate and our future results from non-U.S. operations.
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
Our profitability could be affected adversely by the failure of outside contractors and/or suppliers to perform.
Asia Pacific Iron Ore uses contractors to handle many of the operational phases of its mining and processing operations and, therefore, we are subject to the performance of outside companies on key production areas. We use contractors to help complete certain capital projects, such as upgrades to our existing U.S. Iron Ore facilities, and a contractor's or supplier's failure to perform could affect adversely our production, sales, and our ability to fulfill customer requirements. Such failure to perform in a significant way would result in additional costs for us, which also could affect adversely our production rates, sales and results of operations.

V.	DEVELOPMENT AND SUSTAINABILITY RISKS
The cost and time to implement a strategic capital project may prove to be greater than originally anticipated.
We undertake strategic capital projects, such as the HBI project, in order to enhance, expand or upgrade our mines, production capabilities and diversify our customer base. Our ability to achieve the anticipated volumes of production, revenues or otherwise realize acceptable returns on strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market (such as a volatile pricing environment for iron ore), operational, permitting and labor-related factors. Further, the cost to implement any given strategic capital project ultimately may prove to be greater and may take more time than originally anticipated. Inability to achieve the anticipated results from the implementation of our strategic capital projects, or the incurring of unanticipated implementation costs, penalties or inability to meet contractual obligations could affect adversely our results of operations and future earnings and cash flow generation.
We continually must replace reserves depleted by production. Exploration activities may not result in additional discoveries.
Our ability to replenish our ore reserves is important to our long-term viability. Depleted ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. For example, in 2017 we made investments in our Tilden and Empire mines and in land in Minnesota to provide future potential ore reserves. Resource exploration and development are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
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
A portion of our mining operations are conducted on properties we lease, license or as to which we have easements or other possessory interests, which we refer to as "leased properties." Consistent with industry practice, title to most of these leased properties and mineral rights are not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the leased property. In some cases, title with respect to leased properties is not verified at all because we instead rely on title information or representations and warranties provided by lessors or grantors. We do not maintain title insurance on our owned or leased mining properties. A title defect or the loss of any lease, license or easement for any leased mining property could affect adversely our ability to mine any associated reserves. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying, or underlying lands such as for roads, easements and public facilities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated.
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
The production of hot briquetted iron is a capital-intensive business and our ongoing efforts with respect to our HBI project will require the commitment of substantial resources. Any unanticipated costs or delays associated with our HBI project could have a material adverse effect on our financial condition or results of operations.
Our ongoing efforts with respect to our HBI project require the commitment of substantial resources for operating expenses and capital expenditures. We currently expect to incur total capital expenditures through 2020 on the HBI project of approximately $700 million on the development of the HBI production plant in Toledo, Ohio and $80 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be used as feedstock for the HBI production plant and/or sold commercially. Each of these estimates are exclusive of construction-related contingencies and capitalized interest. Our estimated expenses may increase as personnel and equipment associated with advancing development and commercial production are added. The progress of our HBI project and the amounts and timing of expenditures will depend in part on the following:
•receiving and maintaining required federal, state and local permits;

•	completing infrastructure and construction work and the completion of commissioning and integration of all of the systems comprising our HBI production plant;
•negotiating sales contracts for our planned production;
•the execution of any joint venture agreements or similar arrangements with strategic partners; and
•other factors, many of which are beyond our control.
Most of these activities require significant lead times and must be advanced concurrently.
Any unanticipated costs or other delays associated with our HBI project could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.

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
We provide defined benefit pension plans and OPEB to certain eligible union and non-union employees in the U.S., including our share of expense and funding obligations with respect to our unconsolidated joint venture. Our pension and OPEB expenses and our required contributions to our pension and OPEB plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.
We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension and OPEB expenses or our funding obligations, diverting funds we would otherwise apply to other uses.
We have calculated our unfunded pension and OPEB obligations based on a number of assumptions, including our joint venture partners satisfying their funding obligations. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot be certain that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit retirees.

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
The following map shows the locations of our operations and offices as of December 31, 2017:

Beijing Office
Tokyo Office
Perth Office
Koolyanobbing Complex
United Taconite
Hibbing Taconite
Northshore Mine
Tilden Mine
Empire Mine
(Indefinitely idled)
Toledo HBI Project
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
U.S. Iron Ore
The following map shows the locations of our U.S. Iron Ore operations:

United Taconite
Hibbing Taconite
Northshore Mine
Empire Mine
(indefinitely idled)
Tilden Mine

We currently own or co-own four operating iron ore mines in Michigan and Minnesota, as well as one indefinitely idled mine in Michigan. We produced 18.8 million, 16.0 million and 19.3 million long tons of iron ore pellets in 2017, 2016 and 2015, respectively, at those mines for our account. We produced 6.7 million, 7.4 million and 6.8 million long tons, respectively, on behalf of current and previous steel company partners of the mines.

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

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1,2]	2017 Production[1,2]	Mineral Owned	Rights Leased
Empire[3,4]	100%	Mine, Concentrator, Pelletizer	Magnetite	1963	*	—	53%	47%
Tilden[4]	100%	Mine, Concentrator, Pelletizer, Railroad	Hematite & Magnetite	1974	8.0	7.7	100%	—%
Hibbing	23%	Mine, Concentrator, Pelletizer	Magnetite	1976	8.0	7.7	3%	97%
Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Magnetite	1990	6.0	5.3	—%	100%
United Taconite	100%	Mine, Concentrator, Pelletizer	Magnetite	1965	5.4	4.8	—%	100%

[1] Reported on a wet basis in millions of long tons, equivalent to 2,240 pounds.
[2] Figures reported on 100% basis.
[3] Empire was indefinitely idled beginning on August 3, 2016.
[4] During 2017, our ownership interest in Tilden and Empire increased to 100%.
* Historically, Empire had an annual capacity of 5.5 million long tons; currently indefinitely idled.
Empire Mine
The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. As a result of the indefinite idle that began in August 2016, the Empire mine had no production in 2017 compared to its highest annual production over the last five years of 4.3 million long tons of iron ore pellets.
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets to ArcelorMittal, in exchange for its interest in Empire. Prior to the indefinite idle, each partner took its share of production pro rata; however, provisions in the partnership agreement allowed additional or reduced production to be delivered under certain circumstances. Prior to the indefinite idle, operations consisted of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetic separation and floatation to produce a magnetite concentrate that was then supplied to the on-site pellet plant. From the site, pellets were transported by CN rail to a ship loading port at Escanaba, Michigan, operated by CN.
Tilden Mine
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 7.5 million and 7.7 million long tons of iron ore pellets annually. During 2017, we acquired the remaining 15% equity interest in Tilden owned by U.S. Steel. With the closing of this transaction, we now have 100% ownership of the mine. We own all of the ore reserves at the Tilden mine. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetite separation and floatation to produce hematite and magnetite concentrates that are then supplied to the on-site pellet plant. From the site, pellets are transported by our LS&I rail to a ship loading port at Marquette, Michigan, operated by LS&I.

Hibbing Mine
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota, and five miles west of Chisholm, Minnesota. Over the past five years, the Hibbing mine has produced between 7.7 million and 8.2 million long tons of iron ore pellets annually. We own 23% of Hibbing, a subsidiary of ArcelorMittal has a 62.3% interest and a subsidiary of U.S. Steel has a 14.7% interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin, operated by BNSF.
Northshore Mine
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota, on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. Over the past five years, the Northshore mine has produced between 3.2 million and 5.3 million long tons of iron ore pellets annually. We ran a three furnace operation throughout 2015 until the complete idle of the Northshore mine in late November 2015 through May 2016. We restarted all four furnaces in May 2016. The temporary idle was a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers. Throughout 2017 the Northshore mine was substantially at full production levels.
The Northshore mine began production under our management and ownership in October 1994. We own 100% of the mine. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Northshore operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported along a wholly owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occur before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant site has its own ship loading port located on Lake Superior.
United Taconite Mine
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 1.5 million and 5.2 million long tons of iron ore pellets annually. United Taconite was temporarily idled beginning in August 2015. We restarted the United Taconite operation in August 2016. The temporary idle was a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers. Throughout 2017 the United Taconite mine was substantially at full production levels.
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

Asia Pacific Iron Ore
The following map shows the location of our Asia Pacific Iron Ore operation:

In Australia, we own and operate the Koolyanobbing operations. We produced 10.1 million, 11.8 million and 11.7 million metric tons of iron ore products in 2017, 2016 and 2015, respectively.
The mineralization at the Koolyanobbing operations is predominantly hematite and goethite replacements in greenstone-hosted banded iron formations. Individual deposits tend to be small with complex ore-waste contact relationships. The reserves at the Koolyanobbing operations are derived from 10 separate mineral deposits distributed over a 70 mile operating radius.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1]	2017 Production[1]	Mineral Owned	Rights Leased
Koolyanobbing	100%	Mine, Road Haulage, Crushing- Screening Plant	Hematite & Goethite	1994	11.0	10.1	—%	100%

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
Over the past five years, the Koolyanobbing operation has produced between 10.1 million and 11.8 million metric tons of iron ore products annually. During 2017, ore material was sourced from ten separate open pit mines and was delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. All of the ore from the Koolyanobbing operations is transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.

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
Ore reserve estimates for our iron ore mines as of December 31, 2017 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. With the life of mine of the Koolyanobbing complex nearing an end, we are only reporting reserves at Asia Pacific Iron Ore that are planned to be extracted. All operations' reserves have been adjusted net of 2017 production.

U.S. Iron Ore
All tonnages reported for our U.S. Iron Ore operating segment are in long tons of 2,240 pounds, have been rounded to the nearest 100,000 and are reported on a 100% basis.

U.S. Iron Ore Mineral Reserves
as of December 31, 2017
(In Millions of Long Tons)
		Proven		Probable		Proven & Probable		Saleable Product[2,3]		Previous Year
Property	Cliffs Share	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade[5]	Process Recovery[4]	Tonnage	Proven & Probable Crude Ore	Saleable Product
Tilden[1]	100%	263.6	34.7	82.7	33.9	346.3	34.5	37%	129.2	367.8	136.3
Hibbing	23%	154.0	19.6	24.7	19.6	178.7	19.6	26%	47.2	233.0	61.7
Northshore	100%	235.8	24.9	557.4	24.2	793.2	24.4	32%	255.9	808.0	261.1
United Taconite	100%	413.6	22.6	415.5	21.9	829.1	22.2	32%	264.6	842.8	269.3
Totals		1,067.0		1,080.3		2,147.3			696.9	2,251.6	728.4

[1] Tilden hematite reported grade is percent FeT; all other properties are percent magnetic iron. During 2017, our ownership interest in Tilden increased to 100%.
[2] Saleable product is a standard pellet containing 60% to 66% Fe calculated from both proven and probable mineral reserves.
[3] Saleable product is reported on a dry basis; shipped products typically contain 1% to 4% moisture.
[4] Process recovery includes all factors for converting crude ore tonnage to saleable product.
[5] Cutoff grades are 15% magnetic iron for Hibbing, 17% for United Taconite, 19% for Northshore. Cutoff for Tilden hematite is 25% FeT.

Asia Pacific Iron Ore
All tonnages reported for our Asia Pacific Iron Ore operating segment are in metric tons of 2,205 pounds, have been rounded to the nearest 100,000 and are reported on a 100% basis.

Asia Pacific Iron Ore Mineral Reserves
as of December 31, 2017
(In Millions of Metric Tons)[1]
		Proven		Probable		Proven & Probable		Previous Year Total
Property	Cliffs Share	Tonnage	% Fe	Tonnage[3]	% Fe	Tonnage	% Fe2	Tonnage
Koolyanobbing	100%	1.7	56.5	8.0	59.6	9.7	59.1	42.7

[1] Tonnages reported are saleable product reported on a dry basis; shipped products contain approximately 5% moisture.
[2] Cutoff grade is 54% FeT.
[3] Tonnage decreased due to low grade pellet discount increase which reduced the amount of economic tonnage available.

Item 3.	Legal Proceedings
Bluestone Litigation. On April 7, 2017, the Company was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia.  The Amended Complaint alleges that the defendants deviated from plans authorized by plaintiffs and U.S. Mine Safety and Health Administration in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine. Plaintiffs further allege negligence and trespass in the drilling of the borehole and claim compensatory and punitive damages due to flooding.  Cliffs denies it has any liability in connection with plaintiffs' claims and intends to vigorously defend the lawsuit.

CCAA Proceedings. Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES for a description of the CCAA Proceedings underway with respect to the Bloom Lake Group and the Wabush Group. Such description is incorporated by reference into this Item 3.
ERISA Litigation. On May 14, 2015, a lawsuit was filed in the U.S. District Court for the Northern District of Ohio captioned Paul Saumer, individually and on behalf of all others similarly situated, v. Cleveland-Cliffs Inc., et al., No. 1:15-CV-00954. This action was purportedly brought on behalf of the Northshore and Silver Bay Power Company Retirement Savings Plan (the "Plan") and certain participants and beneficiaries of the Plan during the class period, defined in the complaint as April 2, 2012 to the present, against Cleveland-Cliffs Inc., its investment committee, Northshore, the Employee Benefits Administration Department of Northshore, and certain current and former officers. Plaintiff amended the complaint to name as defendants additional current and former employees who served on the investment committee. The suit alleged that the defendants breached their duties to the plaintiffs and the Plan in violation of ERISA fiduciary rules by, among other things, continuing to offer and hold Cleveland-Cliffs Inc. stock as a Plan investment option during the class period. The relief sought included a request for a judgment ordering the defendants to make good to the Plan all losses to the Plan resulting from the alleged breaches of fiduciary duties. On April 1, 2016, the Court granted defendants' motion to dismiss the lawsuit, which dismissal the Sixth Circuit Court of Appeals affirmed on April 1, 2017. All deadlines for further appeals have passed and this matter is closed.
Exchange Offer Litigation. On March 14, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York captioned Waxman, et al. v. Cleveland-Cliffs Inc., No. 1:16-cv-01899. Generally, the lawsuit alleged that the exchange offers for certain of our existing senior notes announced on January 27, 2016 violated the Trust Indenture Act of 1939 (the "TIA") and breached the indentures governing the senior notes subject to the exchange offers because the exchange offers were offered only to certain noteholders that were qualified institutional buyers ("QIBs") and not to non-QIBs. The suit sought class certification with respect to non-QIB noteholders of the 5.90% 2020 Senior Notes and the 6.25% 2040 Senior Notes (collectively, the “Class Notes”), which QIBs were permitted to exchange for newly-issued 1.5 Lien Notes. Plaintiffs alleged that the exchange offers had the effect of subordinating their Class Notes to those of the QIBs who elected to exchange their notes and also impaired the Plaintiffs’ rights to receive payment of the principal and interest under the Class Notes and to institute suit to compel such payment. In addition to alleged violation of the TIA and breach of contract, Plaintiffs sought unspecified damages for breach of the implied covenant of good faith and fair dealing and unjust enrichment, and also sought declaratory judgment that the exchange offers were null and void. On May 16, 2016, we filed a motion to dismiss this lawsuit, which was granted on December 6, 2016. All deadlines for further appeals have passed and this matter is closed.
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed defendants. Mesabi Metallics amended the complaint to add additional defendants Cleveland-Cliffs Minnesota Land Development Company ("Cliffs Minnesota Land") and Glacier Park Iron Ore Properties LLC ("GPIOP") and has asserted various claims relating to Cliffs Minnesota Land's acquisition of a combination of GPIOP's undivided and whole fee interests as well as mineral and surface leases, a portion of which were formerly leased by GPIOP to Mesabi Metallics. The amended complaint also includes claims related to avoidance and recovery of unauthorized post-petition transfers, claims disallowance, civil contempt and civil conspiracy. Mesabi Metallics seeks, among other things, unspecified damages, declaratory judgment, and injunctive relief. We believe the claims are unmeritorious and intend to vigorously defend the lawsuit.
Michigan Electricity Matters. See NOTE 20 - COMMITMENTS AND CONTINGENCIES for a description of the FERC proceedings to determine, among other things, allocation of SSR costs, whether retroactive surcharges are permissible and the total amount of SSR compensation, all of which are currently subject to appeal. Such description is incorporated by reference into this Item 3.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits. For issues not already resolved, the facilities continue to implement actions that mitigate any future exposures. EPA has proposed, and Cliffs has agreed to, a tolling agreement which targeted a completion of the enforcement action by June 6, 2018. Based on current information, Cliffs anticipates the final settlement for alleged exceedances at United Taconite to be resolved by consent decree with a total penalty of no more than $0.3 million to be comprised of a combination of cash penalty and a supplemental environmental project. EPA has not yet shared draft settlement documents for Empire or Tilden, but Cliffs anticipates receiving them early in 2018. This enforcement matter is not anticipated currently to have a material adverse impact on our business.

Wabush Pensioners Matter. A complaint time-stamped May 31, 2017 was filed in the Supreme Court of Newfoundland and Labrador, Trial Division (General) captioned Johnson, et al. v. Cliffs Mining Company, et al. against Cliffs Natural Resources Inc., Cliffs Mining Company, and certain former and current officers, directors and employees, on behalf of all non-union employees and retirees of Wabush Mines, seeking, among other things, various declarations and damages relating to the “Contributory Salaried Plan for Salaried Employees of Wabush Mines, Cliffs Mining Company, Managing Agent, Arnaud Railway Company and Wabush Lake Railway Company, Limited”. A separate complaint captioned Skinner, et al. v. Cliffs Mining Company, et al. was apparently filed on or about June 23, 2017 in the same court against the same defendants alleging substantially the same allegations on behalf of certain USW union employees and retirees of Wabush Mines, seeking similar relief. We object to the validity of these claims and will vigorously defend as necessary.

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
Stock Exchange Information
Our common shares (ticker symbol CLF) are listed on the NYSE.
Common Share Price Performance and Dividends
The following table sets forth, for the periods indicated, the high and low sales prices per common share as reported on the NYSE:

	2017		2016
	High	Low	High	Low
First Quarter	$12.37	$7.70	$3.75	$1.20
Second Quarter	9.06	5.56	5.83	2.77
Third Quarter	8.77	6.45	8.45	5.19
Fourth Quarter	7.73	5.60	10.90	4.91
Year	12.37	5.56	10.90	1.20
At February 12, 2018, we had 1,210 shareholders of record.
We did not declare or pay any cash dividends on our common shares during the years ended December 31, 2017 or 2016. Any determination to pay dividends on our common shares in the future will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant. Additionally, the agreement governing our ABL Facility contains, and agreements governing any of our future debt may contain, covenants and other restrictions that, in certain circumstances, could limit the level of dividends that we are able to pay on our common shares. There can be no assurance that we will pay a dividend in the future.

Shareholder Return Performance
The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Cliffs' common shares; (2) S&P 500 Stock Index; (3) S&P Total Market Index; and (4) S&P Metals and Mining Select Industry Index. The values of each investment are based on price change plus reinvestment of all dividends reported to shareholders, based on monthly granularity.

		2012	2013	2014	2015	2016	2017
Cleveland-Cliffs Inc.	Return %	—	(30.17)	(71.56)	(77.87)	432.28	(14.27)
	Cum $	100.00	69.83	19.86	4.39	23.39	20.06
S&P 500 Index - Total Returns	Return %	—	32.36	13.65	1.38	11.93	21.80
	Cum $	100.00	132.36	150.43	152.50	170.70	207.91
S&P Total Market Index	Return %	—	33.37	12.43	0.46	12.62	21.13
	Cum $	100.00	133.37	149.95	150.64	169.65	205.49
S&P Metals and Mining	Return %	—	(5.35)	(25.63)	(50.76)	105.09	20.61
	Cum $	100.00	94.65	70.39	34.66	71.09	85.74

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases by us of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2017	1,259	$7.15	—	—
November 1 - 30, 2017	—	$—	—	—
December 1 - 31, 2017	735,387	$6.71	—	—
Total	736,646	$6.71	—	—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 6.	Selected Financial Data

Summary of Financial and Other Statistical Data - Cleveland-Cliffs Inc. and Subsidiaries
	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)
Financial data (in millions, except per share amounts) *
Revenue from product sales and services	$2,330.2	$2,109.0	$2,013.3	$3,373.2	$3,890.8
Cost of goods sold and operating expenses	(1,828.5)	(1,719.7)	(1,776.8)	(2,487.5)	(2,406.4)
Other operating expense	(78.1)	(148.5)	(85.2)	(755.6)	(104.1)
Operating income	423.6	240.8	151.3	130.1	1,380.3
Income from continuing operations	381.8	219.2	143.7	56.4	878.9
Loss from discontinued operations, net of tax	(18.7)	(19.9)	(892.1)	(8,368.0)	(517.1)
Net income (loss)	363.1	199.3	(748.4)	(8,311.6)	361.8
Loss (income) attributable to noncontrolling interest	3.9	(25.2)	(0.9)	1,087.4	51.7
Net income (loss) attributable to Cliffs shareholders	367.0	174.1	(749.3)	(7,224.2)	413.5
Preferred stock dividends	—	—	(38.4)	(51.2)	(48.7)
Income (loss) attributable to Cliffs common shareholders	$367.0	$174.1	$(787.7)	$(7,275.4)	$364.8
Earnings (loss) per common share attributable to Cliffs common shareholders - basic
Continuing operations	$1.34	$0.98	$0.63	$(0.14)	$5.37
Discontinued operations	(0.06)	(0.10)	(5.77)	(47.38)	(2.97)
Earnings (loss) per common share attributable to Cliffs common shareholders - basic	$1.28	$0.88	$(5.14)	$(47.52)	$2.40
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted
Continuing operations	$1.32	$0.97	$0.63	$(0.14)	$4.95
Discontinued operations	(0.06)	(0.10)	(5.76)	(47.38)	(2.58)
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted	$1.26	$0.87	$(5.13)	$(47.52)	$2.37
Total assets	$2,953.4	$1,923.9	$2,135.5	$3,147.2	$13,102.9
Long-term debt obligations (including capital leases)	$2,335.1	$2,213.5	$2,755.6	$2,911.5	$2,968.4
Net cash provided by operating activities	$338.1	$303.0	$37.9	$358.9	$1,145.9
Net cash used in investing activities	$(156.0)	$(57.9)	$(103.2)	$(103.6)	$(811.3)
Net cash provided by (used in) financing activities	$498.9	$(206.4)	$61.0	$(288.3)	$(171.9)
Distributions to preferred shareholders cash dividends (f)
- Per depositary share	$—	$—	$1.32	$1.76	$1.66
- Total	$—	$—	$38.4	$51.2	$48.7
Distributions to common shareholders cash dividends (g)
- Per share	$—	$—	$—	$0.60	$0.60
- Total	$—	$—	$—	$92.5	$91.9
Common shares outstanding - basic (millions)
- Average for year	288.4	197.7	153.2	153.1	151.7
- At year-end	297.4	233.1	153.6	153.2	153.1

Iron ore production and sales statistics
(long tons in millions - U.S. Iron Ore; metric tons in millions - Asia Pacific Iron Ore)
Production tonnage - U.S. Iron Ore	25.5	23.4	26.1	29.7	27.2
- U.S. Iron Ore (Cliffs' share)	18.8	16.0	19.3	22.4	20.3
- Asia Pacific Iron Ore	10.1	11.8	11.7	11.4	11.1
Sales tonnage - U.S. Iron Ore	18.7	18.2	17.3	21.8	21.3
- Asia Pacific Iron Ore	9.8	11.6	11.6	11.5	11.0

* Management determined as of March 31, 2015, that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. The North American Coal segment continued to meet the criteria throughout 2015 until we sold our North American Coal operations during the fourth quarter of 2015. As such, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. On January 27, 2015, we announced that Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC, which we refer to collectively as the Bloom Lake Group, commenced restructuring proceedings, in Montreal, Quebec under the CCAA to address the Bloom Lake Group's immediate liquidity issues and to preserve and protect its assets for the benefit of all stakeholders while restructuring and/or sale options were explored. At that time, the Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. As part of the CCAA process, the court approved the appointment of a Monitor and certain other financial advisors. Additionally, on May 20, 2015, the Wabush Iron Co. Limited and Wabush Resources Inc., and certain of their affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company, which we refer to collectively as the Wabush Group, commenced restructuring proceedings in Montreal, Quebec under the CCAA. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The Monitor appointed by the court in the CCAA proceeding for the Bloom Lake Group has also been appointed by the court as the Monitor in the CCAA proceeding for the Wabush Group. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Bloom Lake and Wabush Groups and certain other wholly-owned Canadian subsidiaries are included in our financial statements and classified within discontinued operations.

(a) During 2017, we issued 63.25 million common shares in an underwritten public offering. We received net proceeds of $661.3 million at a public offering price of $10.75 per common share. The net proceeds from the issuance of our common shares and the net proceeds from the issuance of $1.075 billion 5.75% 2025 Senior Notes were used to redeem in full all of our outstanding 8.25% 2020 First Lien Notes, 8.00% 2020 1.5 Lien Notes and 7.75% 2020 Second Lien Notes. Additionally, through tender offers, we purchased certain of our 5.90% 2020 Senior Notes, our 4.80% 2020 Senior Notes and our 4.875% 2021 Senior Notes. The aggregate principal amount outstanding of debt redeemed was $1.611 billion, which resulted in a loss on extinguishment of $165.4 million. During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. We also acquired the remaining 15% equity interest in Tilden Mining Company L.C. owned by United States Steel Corporation for $105.0 million. Prior to the end of the year Public Law 115–97, commonly known as the “Tax Cuts and Jobs Act”, was signed into law and among other items repeals the corporate AMT and will reduce the federal corporate tax rate to 21% for tax years beginning January 1, 2018.  Along with the repeal of AMT, Public Law 115–97 provides that existing AMT credit carryovers are refundable beginning with the filing of the calendar year 2018 tax return. We have $235.3 million of AMT credit carryovers that are expected to be fully refunded between 2019 and 2022.

(b) During 2016, we recorded a net gain of $166.3 million related to debt restructuring activities that occurred throughout the year, including the issuance of $218.5 million aggregate principal of 8.00% 2020 1.5 Lien Notes in exchange for $512.2 of our existing senior notes, the issuance of an aggregate of 8.2 million common shares in exchange for $56.9 million aggregate principal amount of our existing senior notes and a loss on the redemption of the full $283.6 million outstanding of our 3.95% 2018 Senior Notes at a total redemption price of $301.0 million. We also issued 44.4 million common shares in an underwritten public offering. We received net proceeds of $287.6 million at a public offering price of $6.75 per common share.

(c) On January 27, 2015, we announced the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. As a result of this action, the CCAA protections granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Consistent with our strategy to extract maximum value from our current assets, on December 22, 2015, we sold our equity interests in all the remaining North American Coal operations to Seneca. The sale included the Pinnacle mine in West Virginia and the Oak Grove mine in Alabama. Additionally, Seneca may pay Cliffs an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement, which extends through the year 2020. As noted above, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.

(d) During 2014, we recorded an impairment of goodwill and other long-lived assets of $635.5 million. The goodwill impairment charge of $73.5 million related to our Asia Pacific Iron Ore reporting unit. There were also other long-lived asset impairment charges of $562.0 million related to our continuing operations including the Asia Pacific Iron Ore operating segment and our Other reportable segments. The other long-lived asset impairment charges which related to our discontinued operations were $8,394.4 million related to our Wabush operation and Bloom Lake operation within our Eastern Canadian Iron Ore operating segment, and our CLCC thermal operation, Oak Grove operation and Pinnacle operation within our North American Coal operating segment, along with impairments charged to reporting units within our other reportable segments. The impairment charges were primarily a result of changes in life-of-mine cash flows due to declining pricing for both global iron ore and low-volatile metallurgical coal, which impacts our estimate of long-term pricing, along with changes in strategic focus including exploratory phases of possible divestiture of the operations as the new Chief Operating Decision Maker viewed Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys as non-core assets. The CLCC assets were sold in the fourth quarter of 2014 on December 31, 2014, resulting in a loss on sale of $419.6 million. As noted above, all current and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations.

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

(f) On March 20, 2013, our Board of Directors declared a cash dividend of $13.6111 per preferred share, which is equivalent to $0.34 per depositary share. The cash dividend was paid on May 1, 2013, to our preferred shareholders of record as of the close of business on April 15, 2013. On May 7, 2013, September 9, 2013, and November 11, 2013, our Board of Directors declared a quarterly cash dividend of $17.50 per preferred share, which is equivalent to $0.44 per depositary share. The cash dividends were paid on August 1, 2013, November 1, 2013, and February 3, 2014 to our preferred shareholders of record as of the close of business on July 15, 2013, October 15, 2013, and January 15, 2014, respectively. On February 11, 2014, May 13, 2014, September 8, 2014, and November 19, 2014, our Board of Directors declared a quarterly cash dividend of $17.50 per preferred share, which is equivalent to $0.44 per depositary share. The cash dividends were paid on May 1, 2014, August 1, 2014, November 3, 2014, and February 2, 2015, to our preferred shareholders of record as of the close of business on April 15, 2014, July 15, 2014, October 15, 2014, and January 15, 2015, respectively. On March 27, 2015, July 1, 2015, and September 10, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per preferred share, which is equivalent to $0.44 per depositary share. The cash dividend was paid on May 1, 2015, August 3, 2015, and November 2, 2015 to our shareholders of record as of the close of business on April 15, 2015, July 15, 2015, and October 15, 2015, respectively. On January 4, 2016, we announced that our Board of Directors determined the final quarterly dividend of our preferred shares would not be paid in cash, but instead, pursuant to the terms of the preferred shares, the conversion rate was increased such that holders of the preferred shares received additional common shares in lieu of the accrued dividend at the time of the mandatory conversion of the preferred shares on February 1, 2016. The number of our common shares in the aggregate issued in lieu of the dividend was 1.3 million. This resulted in an effective conversion rate of 0.9052 common shares, rather than 0.8621 common shares, per depositary share, each representing 1/40th of a preferred share. Upon conversion on February 1, 2016, an aggregate of 26.5 million common shares were issued, representing 25.2 million common shares issuable upon conversion and 1.3 million that were issued in lieu of a final cash dividend.

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
Industry Overview
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During 2017, the U.S. produced approximately 82 million metric tons of crude steel, which is up 4% when compared to 2016, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 74% during 2017, which is an approximate 3% increase from 2016. Additionally, during 2017, China produced approximately 832 million metric tons of crude steel, or approximately 50% of total global crude steel production. These figures represent an approximate 6% increase in Chinese crude steel production when compared to 2016. Throughout 2017, global crude steel production increased about 5% compared to 2016.
The Platts 62% Price increased 22% to an average price of $71 per metric ton for the year ended December 31, 2017 compared to 2016. Volatility in the iron ore price impacts our realized revenue rates at each of our segments to varying extents, but our revenue realizations are not fully correlated. Pricing mechanisms in our U.S. Iron Ore contracts reference this metric, but build in reasonable protection from swings in volatility. Asia Pacific Iron Ore revenue rates do not see a full correlation to the Platts 62% Price due to the discounts on the lower iron content of the ore sold there.
We recognize the volatility of iron ore supply-demand dynamics and that changes in behaviors of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term. During 2017, we were generally pleased with both the signs of supply discipline from the major iron ore mining companies and record levels of Chinese steel production. We expect the healthy dynamics to continue through at least the beginning of 2018.
We have also noticed vastly improved demand for higher grade iron ore products, typically those of benchmark grade (62% iron content) and above, as Chinese mills put more emphasis on the productive and environmentally friendly nature of these ores. Assuming the margins at Chinese mills remain strong and the government continues to crack down on pollution, we believe that the mills will favor benchmark quality ore, placing additional pricing pressure on lower quality ore. This flight to quality has also manifested itself in increased pellet premiums throughout the world during 2017. The Atlantic Basin pellet premium, another important pricing factor in our U.S. Iron Ore contracts, averaged $45 per metric ton in 2017, a 42% increase compared to 2016. We believe this market will remain tight during 2018, thus supporting multi-year high premiums for pellet products.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in one of our customer supply agreements, averaged $620 per net ton in 2017, 18% higher compared to last year. Despite the decrease in U.S. automobile demand this year, the domestic price environment has recovered due to supply-side discipline and improved U.S. manufacturing output. In addition, steel market reform in China has kept foreign steel prices high, thus making imports of hot-rolled coil steel into the U.S. less attractive. As a result, we remain positive on our outlook for this market.
Our consolidated revenues were $2.3 billion and $2.1 billion for the years ended December 31, 2017 and 2016, respectively, with net income from continuing operations per diluted share of $1.32 and $0.97, respectively. Net income from continuing operations for 2017 was positively impacted by an income tax benefit of $252.4 million primarily as a result of tax reform legislation. In addition, sales margin increased by $112.4 million in the year ended December 31, 2017 when compared to 2016, primarily driven by the increase in revenue from higher overall average realized product revenue rates and higher sales volumes at our U.S. Iron Ore operations. Net income from continuing operations was negatively impacted as a result of losses on extinguishment of debt of $165.4 million in the year ended December 31, 2017, while the year ended December 31, 2016 was positively impacted as a result of gains on extinguishment/restructuring of debt of $166.3 million.

Strategy
We are Focused on Protecting our Core U.S. Iron Ore Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to major North American blast furnace steel producers. We have the unique advantage of being a low-cost, high-quality producer of iron ore pellets in the Great Lakes market with significant transportation and logistics advantages to serve the Great Lakes steel market effectively. The pricing structure and long-term nature of our existing contracts, along with our low-cost operating profile, position U.S. Iron Ore as a strong cash flow generator in most commodity pricing environments. Since instituting our strategy in 2014 of focusing on this core business, we have achieved significant accomplishments, including providing volume certainty by signing a ten-year supply agreement with our largest customer; substantially reducing operating costs by making operational improvements; and developing new pellet products to meet ever-evolving market demands.
We recognize the importance of our strength in the U.S. Iron Ore business, and our top strategic priority is to protect and enhance our market position. This involves continuing to deliver high-quality, custom-made pellets that allow our customers to remain competitive in the quality, production efficiency, and environmental friendliness of their steel products. Protecting the core business also involves continually evaluating opportunities to expand both our production capacity and ore reserve life. In 2017, we achieved key accomplishments toward these goals by acquiring the remaining minority stake in our Tilden and Empire mines as well as additional real estate interests in Minnesota.
Expanding our Customer Base
While we hold a strong market position in supplying iron ore to Great Lakes blast furnaces, we cannot ignore the ongoing shift of steelmaking share in the U.S. away from our core blast furnace customers to EAF steelmakers. Over the past 25 years, the market share of EAFs has nearly doubled. However, as EAFs have moved to higher value steel products, they require more high-quality iron ore-based metallics instead of scrap as raw material feedstock. As a result of this trend, one of our top strategic priorities is to become a critical supplier of the EAF market by providing these specialized metallics. In June 2017, we announced the planned construction of an HBI production plant in Toledo, Ohio. HBI is a specialized high-quality iron alternative to scrap that, when used as a feedstock, allows the EAF to produce more valuable grades of steel. We expect our HBI to partially replace the over 3 million metric tons of ore-based metallics that are imported into the Great Lakes every year from Russia, Ukraine, Brazil and Venezuela.
Our Toledo plant is expected to produce HBI at a rate of 1.6 million metric tons per year when brought to production in 2020. We expect that this will create additional demand for our DR-grade pellets of 2.5 million long tons. Not only does this production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the region. In addition, the Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors.
Optimized, Divested or Shut Down All Non-Core Business Segments
Given the current price discounting environment for low-grade iron ore products containing less than 62% Fe, we are focused on optimizing the remaining ore reserve base of our Asia Pacific Iron Ore business. We will continue to operate Asia Pacific Iron Ore with very low total capital expenditures until we cease mining operations, which we expect to occur at some point during 2018.
Restructuring proceedings were commenced under the CCAA for the Bloom Lake Group, part of our Eastern Canadian Iron Ore businesses, in the first quarter of 2015. During the second quarter of 2015, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. As of December 31, 2017, CCAA proceedings are still ongoing. The Monitor appointed by the court in the CCAA proceedings for the Bloom Lake Group and the Wabush Group has conducted a claims process pursuant to which creditors have filed claims against the Bloom Lake Group and the Wabush Group. The Monitor is reviewing all claims filed as part of this claims process. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the Bloom Lake Group and the Wabush Group, including, if any, to us, and whether we could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group. During 2017, we became aware that it was probable the Monitor will assert a preference claim against us and/or certain of our affiliates. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability of $55.6 million, which includes the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Thus, it is possible that a change in the estimated liability may occur in the future. We deny liability for any amount and will vigorously defend such claim.
On December 22, 2015, we closed the sale of our remaining North American Coal business, which included the Pinnacle mine in West Virginia and the Oak Grove mine in Alabama, to Seneca. The sale marked our exit from the coal business and represented another very important step in the implementation of our U.S. Iron Ore pellet-centric strategy. Prior to this sale, it was determined by management as of March 31, 2015 that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements.
Maintaining Discipline on Costs and Capital Spending and Improving our Financial Flexibility
We believe our ability to execute our strategy is dependent on our improving financial position, balance sheet strength and financial flexibility, which will enable us to manage through the inherent cyclical demand for our products and volatility in commodity prices. Our streamlined organization and support functions are well-aligned to best serve our strategic direction. Our capital allocation plan is focused on strengthening and protecting our core U.S. Iron Ore operations and expanding our customer base.
As the implementation of our strategy has strengthened the business, we have put additional emphasis on the continued improvement of our balance sheet via continued reduction of long-term debt. Since the middle of 2014, we have reduced the principal of our debt by 15% and decreased our average cost of debt to 5% by using various liability management strategies consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet and simplifying the capital structure. Given the cyclical nature of our business, we will continue to be opportunistic in managing our balance sheet and capital structure, which will put us in an optimal position to manage through any commodity environment, and we continue to seek the best opportunities to accomplish this.
Competitive Strengths
Resilient U.S. Iron Ore Operations
The U.S. Iron Ore segment is the primary contributor to our consolidated results, generating $1,866.0 million of consolidated revenue and $559.4 million of consolidated Adjusted EBITDA for the year ended December 31, 2017. U.S. Iron Ore produces differentiated iron ore pellets that are customized for use in customers’ blast furnaces as part of the steelmaking process. The grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operation. We believe our long history of supplying customized pellets to the U.S. steel producers has resulted in a co-dependent relationship between us and our customers. This technical and operational co-dependency has enabled us to claim a substantial portion of the total U.S. iron ore market. Based on our equity ownership in our U.S. mines, our share of the annual rated production capacity is 21.2 million long tons, representing 42% of total U.S. annual pellet capacity. Long-lived assets with an average mine life of approximately 30 years provide the opportunity to maintain our significant market position well into the future.
We believe U.S. Iron Ore is uniquely positioned in the global iron ore market due to its muted exposure to seaborne iron ore pricing. More than half of U.S. Iron Ore production is sold through long-term contracts that are structured with various formula-based pricing mechanisms that reference spot iron ore pricing, domestic steel prices, and Atlantic-based pellet premiums, among other items, and mitigate the impact of any one factor's price volatility on our business.
In addition, we maintain a freight advantage compared to our competition as a result of our proximity to U.S. steelmaking operations. The Great Lakes market is largely isolated and difficult to enter. Our costs are lower as a result of inherent transportation advantages associated with our mine locations near the Great Lakes, which allows for transportation via railroads and loading ports. U.S. Iron Ore mines also benefit from on-site pellet production and ore production facilities located a short distance from the mines.
Recent Developments
On December 22, 2017, President Trump signed into law “Public Law 115–97”, commonly known as the “Tax Cuts and Jobs Act”, which, among other things, repeals the corporate AMT and will reduce the federal corporate tax rate to 21% for tax years beginning January 1, 2018.  Along with the repeal of AMT, Public Law 115–97 provides that existing AMT credit carryovers are refundable beginning with the filing of the calendar year 2018 tax return. We have $235.3 million of AMT credit carryovers that are expected to be fully refunded between 2019 and 2022. The tax reform legislation is a comprehensive bill containing several other provisions, such as limitations on the deductibility of interest expense and certain executive compensation, that are not expected to have a material effect on us due to our large net operating loss position, our ability to access the historic losses with no limitations as described in Public Law 115–97, and our full valuation allowance position. The ultimate impact of the tax reform legislation may differ from our current estimates due to changes in the interpretations and assumptions made as well as additional regulatory guidance that may be issued.
During the fourth quarter of 2017, we completed an acquisition of certain real estate interests located in Itasca County west of Nashwauk, Minnesota from Glacier Park Iron Ore Properties LLC. The interests include a combination of undivided and whole fee interests as well as mineral and surface leases, all lying within the Biwabik Iron Formation. The acreage acquired is approximately 553 acres and the acreage being leased is approximately 3,215 acres.
We completed an issuance of $400.0 million aggregate principal amount of 4.875% 2024 Senior Secured Notes in a private transaction exempt from the registration requirements of the Securities Act on December 19, 2017. In addition, we issued $316.25 million aggregate principal amount of 1.50% 2025 Convertible Senior Notes. We intend to use the net proceeds from these offerings to fund a substantial portion of our HBI project in Toledo, Ohio, for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be used as feedstock for the HBI production plant and/or sold commercially and general corporate purposes.
Business Segments
The Company’s primary continuing operations are organized and managed according to product category and geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Results of Operations – Consolidated
2017 Compared to 2016
On January 25, 2018, we furnished a Current Report on Form 8-K to the SEC that included a news release issued that same day announcing the fourth-quarter and full-year financial results for the period ended December 31, 2017, which was furnished as Exhibit 99.1 thereto (the Earnings Release).  The Earnings Release reported: (a) net income attributable to Cliffs shareholders of $317.8 million and $374.9 million; (b) earnings per common share attributable to Cliffs shareholders - diluted of $1.05 and $1.28; and (c) Adjusted EBITDA of $129.2 million and $512.8 million, each for the three and twelve months ended December 31, 2017.  The Statements of Consolidated Operations and accompanying notes in this Annual Report on Form 10-K reports (a) net income attributable to Cliffs shareholders of $309.9 million and $367.0 million; (b) earnings per common share attributable to Cliffs shareholders - diluted of $1.03 and $1.26; and (c) Adjusted EBITDA of $121.3 million and $504.9 million, each for the three and twelve months ended December 31, 2017.  Subsequent to the Earnings Release, we determined that the ARO liability recorded at Asia Pacific Iron Ore did not adequately reflect that expected costs to be incurred at the end of mine life.  Accordingly, we recorded an entry to fully reflect the estimated ARO cost.
The following is a summary of our consolidated results of operations for the years ended December 31, 2017 and 2016:

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$2,330.2	$2,109.0	$221.2
Cost of goods sold and operating expenses	(1,828.5)	(1,719.7)	(108.8)
Sales margin	$501.7	$389.3	$112.4
Sales margin %	21.5%	18.5%	3.0%
Revenues from Product Sales and Services
Revenues from product sales and services increased by $175.7 million or 9.2%, excluding the increase in freight and reimbursements of $45.5 million, for the year ended December 31, 2017 compared to the prior year, which was driven by an increase in realized revenue rate of 16.3% or $228.2 million and increased iron ore sales volumes of 0.5 million long tons or $36.7 million from our U.S. Iron Ore operations compared to the prior year. These increases were offset partially by the decrease in sales volume of 1.8 million metric tons or $81.0 million and a decrease in realized revenue rate of 1.2% or $4.9 million from our Asia Pacific Iron Ore operations compared to the prior year.
Refer to “Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses increased by $63.3 million or 4.2%, excluding the increase in freight and reimbursements of $45.5 million, for the year ended December 31, 2017 compared to the prior year, which was primarily due to increased production cost rates across all operations that resulted in increased costs of $157.0 million and increased sales volumes from our U.S. Iron Ore operations that resulted in $18.4 million of additional costs. These increases were offset partially by incrementally lower idle costs in our U.S. Iron Ore operations of $54.7 million and lower iron ore sales volumes from our Asia Pacific Iron Ore operations for the year ended December 31, 2017 compared to the prior year that resulted in lower costs of $69.3 million.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Other Operating Income (Expense)
The following is a summary of Other operating income (expense) for the years ended December 31, 2017 and 2016:

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(105.8)	$(117.8)	$12.0
Miscellaneous - net	27.7	(30.7)	58.4
	$(78.1)	$(148.5)	$70.4
Selling, general and administrative expenses during the year ended December 31, 2017 decreased $12.0 million over 2016. The favorable variance for the year ended December 31, 2017 was driven by a $4.1 million decrease in incentive compensation and $3.5 million of union signing bonuses in 2016, which were not repeated in the 2017. In addition, external services costs, excluding costs for early stage HBI project spending, decreased by $5.4 million for the year ended December 31, 2017 compared to the prior year. These favorable variances were offset partially by early-stage HBI project spending of $2.3 million.
The following is a summary of Miscellaneous - net for the years ended December 31, 2017 and 2016:

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$11.4	$(16.8)	$28.2
Michigan Electricity Matters accrual	1.3	(12.4)	13.7
Management and royalty fees	5.1	9.0	(3.9)
Empire idle costs	5.0	(8.2)	13.2
Gain (loss) on disposal of assets	0.9	(4.8)	5.7
Other	4.0	2.5	1.5
	$27.7	$(30.7)	$58.4
For the year ended December 31, 2017, there was an incrementally favorable impact of $28.2 million driven by the change in foreign exchange remeasurement of short-term intercompany loans that are denominated in currency that is not the functional currency of the entity that holds the loans. There was an incrementally favorable impact of $13.2 million in Empire mine idle costs driven primarily by an asset retirement obligation adjustment. In addition, there was an incrementally favorable consolidated impact of $13.7 million related to the FERC ruling on the Michigan Electricity Matters that was recorded in the third quarter of 2016 and adjusted in the fourth quarter of 2017.

Other Income (Expense)
The following is a summary of Other income (expense) for the years ended December 31, 2017 and 2016:

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Interest expense, net	$(132.0)	$(200.5)	$68.5
Gain (loss) on extinguishment/restructuring of debt	(165.4)	166.3	(331.7)
Other non-operating income	3.2	0.4	2.8
	$(294.2)	$(33.8)	$(260.4)
The loss on extinguishment/restructuring of debt for the year ended December 31, 2017 of $165.4 million was related to the repurchase of certain of our unsecured senior notes and the redemption in full of certain of our then-outstanding secured notes. This compares to a gain of $166.3 million for the year ended December 31, 2016, primarily related to the issuance of our 8.00% 2020 1.5 Lien Notes through an exchange offer on March 2, 2016.
Interest expense, net for the year ended December 31, 2017, had a favorable variance of $68.5 million versus the prior year, predominantly as a result of the debt restructuring activities that occurred throughout 2017. These debt restructurings resulted in a reduction of our effective interest rate to 5.8% and extended our debt maturities.
Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further discussion.
Income Taxes
Our tax rate is affected by permanent items, such as depletion and the relative amount of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates for the years ended December 31, 2017 and 2016:

	(In Millions)
	2017	2016	Variance
Income tax benefit	$252.4	$12.2	$240.2
Effective tax rate	(195.0)%	(5.9)%	(189.1)%

A reconciliation of our income tax attributable to continuing operations compared to the U.S. federal statutory rate for the years ended December 31, 2017 and 2016 is as follows:

	(In Millions)
	2017		2016
Tax at U.S. statutory rate of 35%	$45.3	35.0%	$72.5	35.0%
Increase (decrease) due to:
Impact of tax law change - remeasurement of deferred taxes	407.5	314.8	149.1	72.0
Prior year adjustments in current year	(1.1)	(0.8)	(11.8)	(5.7)
Valuation allowance build (reversal)
Tax law change - remeasurement of deferred taxes	(407.5)	(314.8)	(149.1)	(72.0)
Current year activity	(471.7)	(364.4)	93.9	45.4
Repeal of AMT	(235.3)	(181.7)	—	—
Prior year adjustments in current year	(3.0)	(2.4)	6.5	3.1
Tax uncertainties	(1.4)	(1.1)	(11.3)	(5.5)
Worthless stock deduction	—	—	(73.4)	(35.5)
Impact of foreign operations	475.4	367.2	(42.7)	(20.6)
Percentage depletion in excess of cost depletion	(61.6)	(47.6)	(36.1)	(17.4)
Non-taxable loss (income) related to noncontrolling interests	1.3	1.0	(8.8)	(4.2)
State taxes, net	(0.1)	—	0.4	0.2
Other items, net	(0.2)	(0.2)	(1.4)	(0.7)
Provision for income tax benefit and effective income tax rate including discrete items	$(252.4)	(195.0)%	$(12.2)	(5.9)%
Our tax provision for the year ended December 31, 2017 was a benefit of $252.4 million and a negative 195.0% effective tax rate compared with a benefit of $12.2 million and an effective tax rate of negative 5.9% for the prior year. The increase in income tax benefit from the prior year is primarily due to the repeal of AMT through U.S. income tax reform legislation. The impact of tax law change due to remeasurement of deferred taxes primarily relates to the statutory rate reduction in the U.S. that decreased the deferred tax assets by $334.1 million and the Luxembourg rate reduction that decreased the deferred tax assets by $73.4 million. Both of these asset reductions were fully offset by a decrease in valuation allowance. The impact of foreign operations relates to income and losses in foreign jurisdictions where the statutory rates, ranging from 0% to 30%, differ from the U.S. statutory rate of 35%.
See NOTE 9 - INCOME TAXES for further information.
Loss from Discontinued Operations, net of tax
During the year ended December 31, 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings for the Wabush Group, which resulted in a net gain of $31.4 million within Loss from Discontinued Operations, net of tax.  During the year ended December 31, 2017, we recorded a net loss from discontinued operations, net of tax, of $18.7 million, primarily due to recording an estimated liability of $55.6 million related to the probable assertion of a preference claim against the Company which is classified as Contingent claims in the Statements of Consolidated Financial Position, partially offset by the gain discussed above. We recorded a loss from discontinued operations of $19.9 million for the year ended December 31, 2016.
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
Noncontrolling Interest
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The agreement had no direct impact on the Loss (income) attributable to noncontrolling interest in the Statements of Consolidated Operations. However, for the year ended December 31, 2017, the Empire mine was indefinitely idled resulting in a loss attributable to the noncontrolling interest of $3.9 million. In comparison, during the year ended December 31, 2016, the Empire mine was operating and had income of $25.2 million attributable to the noncontrolling interest.

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
Revenues from Product Sales and Services
Revenues from product sales and services for the year ended December 31, 2016 increased $95.7 million, or 4.8%, from 2015, which primarily was driven by higher sales volume from our U.S. Iron Ore operations of 932 thousand long tons equating to an increase in revenue of $73.5 million and higher pricing from our Asia Pacific Iron Ore operations for an increase of $69.2 million. The increase in volume mainly was attributable to additional nominated tons from short-term contracts. Higher pricing and revenue rates were driven by an increase in the Platts 62% Price and a hedging impact in 2015 that was not repeated in 2016, for increased revenue of $32.7 million and $29.3 million, respectively. These positive movements were partially offset from lower pricing from our U.S. Iron Ore operations for a decrease of $62.0 million. Lower pricing primarily was driven by the negative inflation of certain price indices and the impact of net lower overall contracted pricing terms for two short-term customer contracts that were based on fixed negotiated rates compared to the prior year, which was based on a different method.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted revenue during the period.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and operating expenses for the years ended December 31, 2016 and 2015 were $1,719.7 million and $1,776.8 million, respectively, a decrease of $57.1 million, or 3.2%, year-over-year.
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
Other Operating Income (Expense)
The following is a summary of Other operating income (expense) for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(117.8)	$(110.0)	$(7.8)
Miscellaneous - net	(30.7)	24.8	(55.5)
	$(148.5)	$(85.2)	$(63.3)

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
The following is a summary of Miscellaneous - net for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(16.8)	$16.3	$(33.1)
Michigan Electricity Matters accrual	(12.4)	—	(12.4)
Management and royalty fees	9.0	6.4	2.6
Empire idle costs	(8.2)	—	(8.2)
Gain (loss) on disposal of assets	(4.8)	3.4	(8.2)
Other	2.5	(1.3)	3.8
	$(30.7)	$24.8	$(55.5)
For the year ended December 31, 2016, there was an incrementally unfavorable impact of $33.1 million driven by the change in foreign exchange remeasurement of short-term intercompany loans that are denominated in currency that is not the functional currency of the entity that holds the loans.
Other Income (Expense)
The following is a summary of Other income (expense) for the years ended December 31, 2016 and 2015:

	(In Millions)
	2016	2015	Variance Favorable/ (Unfavorable)
Interest expense, net	$(200.5)	$(228.5)	$28.0
Gain on extinguishment/restructuring of debt	166.3	392.9	(226.6)
Other non-operating income (expense)	0.4	(2.6)	3.0
	$(33.8)	$161.8	$(195.6)
The gain on extinguishment/restructuring of debt for the year ended December 31, 2016 was $166.3 million, primarily related to the issuance of 8.00% 2020 1.5 Lien Notes on March 2, 2016 compared to $392.9 million related to the corporate debt restructuring that occurred during the year ended December 31, 2015.
Interest expense, net for the year ended December 31, 2016 was lower by $20.8 million versus the year ended December 31, 2015 as a result of the debt restructuring activities that occurred during 2016. These debt extinguishments and restructurings resulted in a net reduction of the outstanding principal balance of our senior notes. Additionally, there was a favorable impact of $5.8 million due to the reduction of equipment loan interest and capital lease interest for the year ended December 31, 2016 compared to the prior year.
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

A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate for the years ended December 31, 2016 and 2015 is as follows:

	(In Millions)
	2016		2015
Tax at U.S. statutory rate of 35%	$72.5	35.0%	$109.6	35.0%
Increase (decrease) due to:
Impact of tax law change - remeasurement of deferred taxes	149.1	72.0	—	—
Prior year adjustments in current year	(11.8)	(5.7)	5.9	1.9
Valuation allowance build (reversal)
Tax law change - remeasurement of deferred taxes	(149.1)	(72.0)	—	—
Current year activity	93.9	45.4	(104.6)	(33.4)
Repeal of AMT	—	—	—	—
Prior year adjustments in current year	6.5	3.1	165.8	52.9
Tax uncertainties	(11.3)	(5.5)	84.1	26.9
Worthless stock deduction	(73.4)	(35.5)	—	—
Impact of foreign operations	(42.7)	(20.6)	(53.9)	(17.2)
Percentage depletion in excess of cost depletion	(36.1)	(17.4)	(34.9)	(11.1)
Non-taxable income related to noncontrolling interests	(8.8)	(4.2)	(3.0)	(1.0)
State taxes, net	0.4	0.2	0.2	0.1
Other items, net	(1.4)	(0.7)	0.1	—
Provision for income tax (benefit) expense and effective income tax rate including discrete items	$(12.2)	(5.9)%	$169.3	54.1%
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
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. As such, all 2016 and historical North American Coal operating segment results are included in our financial statements and classified within discontinued operations. The Loss from Discontinued Operations, net of tax related to the North American Coal operating segment was $2.4 million and $152.4 million for the years ended December 31, 2016 and 2015, respectively.
In January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the commencement of CCAA proceedings for the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are included in our financial statements and classified within discontinued operations. The Loss from Discontinued Operations, net of tax related to the deconsolidated Canadian Entities was $17.5 million and $739.7 million for the years ended December 31, 2016 and 2015, respectively.
Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
Noncontrolling Interest
Noncontrolling interest was comprised primarily of the 21% noncontrolling interest in the consolidated, but less-than-wholly owned subsidiary at our Empire mining venture based on our ownership as of December 31, 2016 and 2015, and through the CCAA filing on January 27, 2015, the 17.2% noncontrolling interest in the Bloom Lake operations. The net income attributable to the noncontrolling interest related to the Empire mining venture was $25.2 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. The net loss attributable to the noncontrolling interest related to Bloom Lake was $7.7 million for the year ended December 31, 2015. There was no gain or loss attributable to the noncontrolling interest related to Bloom Lake for the year ended December 31, 2016.
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

2017 Compared to 2016

	(In Millions)
	2017	2016

Net Income	$363.1	$199.3
Less:
Interest expense, net	(132.0)	(200.5)
Income tax benefit	252.4	12.2
Depreciation, depletion and amortization	(87.7)	(115.4)
Total EBITDA	$330.4	$503.0
Less:
Gain (loss) on extinguishment of debt	$(165.4)	$166.3
Impact of discontinued operations	(18.7)	(19.9)
Foreign exchange remeasurement	11.4	(16.8)
Severance and contractor termination costs	—	(0.1)
Supplies inventory adjustment	(1.8)	—
Total Adjusted EBITDA	$504.9	$373.5

EBITDA:
U.S. Iron Ore	$534.9	$342.4
Asia Pacific Iron Ore	40.7	128.3
Other (including discontinued operations)	(245.2)	32.3
Total EBITDA	$330.4	$503.0

Adjusted EBITDA:
U.S. Iron Ore	$559.4	$359.6
Asia Pacific Iron Ore	50.4	132.9
Other	(104.9)	(119.0)
Total Adjusted EBITDA	$504.9	$373.5
EBITDA for the year ended December 31, 2017 decreased by $172.6 million on a consolidated basis from 2016. The unfavorable variance in EBITDA for the year ended December 31, 2017 was driven primarily by an incrementally negative impact of $331.7 million related to debt extinguishment/restructuring activities compared to the prior year, partially offset by an increase in sales margin of $112.4 million compared to the prior year.
Adjusted EBITDA increased by $131.4 million for the year ended December 31, 2017 from the comparable period in 2016. The increase primarily was attributable to higher consolidated sales margin of $112.4 million for the year ended December 31, 2017, compared to the prior year. Refer to further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during the 2017 and 2016.

U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the years ended December 31, 2017 and 2016:

	(In Millions)
			Changes due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$1,866.0	$1,554.5	$228.2	$36.7	$—	$46.6	$311.5
Cost of goods sold and operating expenses	(1,400.6)	(1,278.8)	(111.5)	(18.4)	54.7	(46.6)	(121.8)
Sales margin	$465.4	$275.7	$116.7	$18.3	$54.7	$—	$189.7

	Year Ended December 31,
Per Long Sales Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$88.03	$75.71	$12.32	16.3%
Cash cost of goods sold and operating expense rate[1,2]	59.55	55.97	3.58	6.4%
Depreciation, depletion & amortization	3.56	4.61	(1.05)	(22.8)%
Total cost of goods sold and operating expense rate	63.11	60.58	2.53	4.2%
Sales margin	$24.92	$15.13	$9.79	64.7%

Sales tons[3] (In thousands)	18,683	18,224
Production tons[3] (In thousands)
Total	25,542	23,416
Cliffs’ share of total	18,776	15,982

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for U.S. Iron Ore was $465.4 million for the year ended December 31, 2017, compared with $275.7 million for the year ended December 31, 2016. Sales margin per long ton increased 64.7% to $24.92 per long ton during the year ended December 31, 2017 compared to 2016.
Revenue increased by $264.9 million during the year ended December 31, 2017, compared to 2016, excluding the freight and reimbursements increase of $46.6 million, predominantly due to:

•
An increase in the average year-to-date realized product revenue rate of $12.32 per long ton or 16.3% during the year ended December 31, 2017, compared to 2016, which resulted in an increase of $228.2 million. This is predominantly due to:

◦	An increase in Platts 62% Price, which positively affected the realized revenue rate by $9 per long ton or $176 million;

◦	An increase in the average annual daily market price and customer pricing for hot-rolled coil steel, which positively affected the realized revenue rate by $5 per long ton or $100 million; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $5 per long ton or $94 million.

◦	These increases were offset partially by changes in customer and contract mix and carryover pricing impacts, which negatively affected the realized revenue rate by $5 per long ton or $84 million; and

◦	Higher index freight rates, a component in some of our contract pricing formulas, which negatively affected the realized revenue rate by $3 per long ton or $63 million.

•	Higher sales volumes of 0.5 million long tons during the year ended December 31, 2017, which resulted in increased revenues of $36.7 million due to:

◦
Increased demand from a customer, providing additional sales volume of 1.8 million long tons, compared to the prior year when the customer had sufficient inventory due to the idle of one of its facilities and additional suppliers;

◦
Increased demand from a customer, providing additional sales volume of 1.3 million long tons, resulting from the fourth quarter 2015 termination of its contract causing a nine-month gap in sales to that customer; and

◦
An increase in exports to Asia in order to offset a fourth quarter reduction in domestic nomination from a major customer and fewer domestic spot contracts, providing additional sales volume of 0.9 million long tons compared to 2016.

◦	These increases were offset partially by 2.8 million long tons that were sold in 2016 on separate spot contracts with two customers and were not renewed; and

◦	Decreased sales to a customer due to timing of payments and a lower 2017 nomination, resulting in a decrease in sales volume of 0.8 million long tons.
Cost of goods sold and operating expenses increased $75.2 million during the year ended December 31, 2017, compared to 2016, excluding the freight and reimbursements increase of $46.6 million, predominantly as a result of:

•
Higher spending on repairs and maintenance of $44 million or $2 per long ton, higher profit sharing and benefit costs of $35 million or $2 per long ton, and higher energy rates for natural gas, diesel and electricity of $23 million or $1 per long ton; and

•	Increased sales volumes as discussed above which resulted in increased costs of $18 million period-over-period.

•	These increases were offset partially by decreased idle costs of $55 million or $3 per long ton due to the idle of the United Taconite and Northshore mines during the prior year.
Production
Our share of production in our U.S. Iron Ore segment increased by 17.5% during the year ended December 31, 2017 when compared to 2016. The increase in production volume primarily is attributable to all active mining facilities fully operating in 2017 compared to the various idled operations during 2016. United Taconite was fully operating during the year ended December 31, 2017, adding an incremental 3.3 million long tons of production, compared to the previous year's production levels as a result of being idled until it was restarted again in August 2016. Secondly, Northshore added incremental tonnage of 2.1 million long tons during the year ended December 31, 2017, when it was substantially at full production, compared to its previous year's production tonnage when it was fully idled for the first four months of 2016. These production gains were offset partially by the indefinite idle of the Empire mine in August 2016, lowering production by 2.8 million long tons, compared to the prior year when the mine was operating.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2017 and 2016:

	(In Millions)
			Change due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$464.2	$554.5	$(4.9)	$(81.0)	$(3.3)	$(1.1)	$(90.3)
Cost of goods sold and operating expenses	(427.9)	(440.9)	(45.5)	69.3	(11.9)	1.1	13.0
Sales margin	$36.3	$113.6	$(50.4)	$(11.7)	$(15.2)	$—	$(77.3)

	Year Ended December 31,
Per Metric Sales Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$45.31	$45.85	$(0.54)	(1.2)%
Cash cost of goods sold and operating expense rate[1,2]	40.15	33.94	6.21	18.3%
Depreciation, depletion & amortization	1.46	2.16	(0.70)	(32.4)%
Total cost of goods sold and operating expense rate	41.61	36.10	5.51	15.3%
Sales margin	$3.70	$9.75	$(6.05)	(62.1)%

Sales tons[3] (In thousands)	9,812	11,642
Production tons[3] (In thousands)	10,113	11,839

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are metric tons.
Sales margin for our Asia Pacific Iron Ore segment decreased to $36.3 million during the year ended December 31, 2017, compared with $113.6 million for 2016. Sales margin per metric ton decreased 62.1% to $3.70 per metric ton in 2017, compared to 2016.
Revenue decreased by $89.2 million during the year ended December 31, 2017, compared to 2016, excluding the freight reimbursements decrease of $1.1 million, predominantly due to:

•
Decreased sales volume of 1.8 million metric tons, or 15.7%, to 9.8 million metric tons. The decrease in tons sold was primarily driven by lower production, as discussed below, and unfavorable market conditions which limited the economic value on short-term contract sales and resulted in decreased revenue of $81.0 million.

•
A decrease in the average year-to-date realized product revenue rate of $0.54 per metric ton or 1.2%, which resulted in a decrease of $8 million, including the impact of foreign exchange. This increase is predominantly a result of:

◦
A decrease in revenue rate of $10 per metric ton or $95 million due to price and quality adjustments to meet market competition and to compensate for varying quality ores and a reduction in iron content; and

◦	Higher average Western Australia to China freight rates, which unfavorably affected the revenue rate by $3 per metric ton or $26 million.

◦	This decrease was offset partially by an increase in the Platts 62% Price, which positively affected the realized revenue rate by $12 per metric ton or $120 million.

Cost of goods sold and operating expenses decreased $11.9 million during the year ended December 31, 2017, compared to 2016, excluding the freight and reimbursements decrease of $1.1 million, predominantly as a result of:

•	A decrease in sales volume of 1.8 million metric tons, which decreased costs by $69.3 million.

•
This decrease was offset partially by an increase in production costs of $37.6 million or $4 per metric ton, predominantly due to increased mining costs driven by a higher strip ratio, increased administrative costs and higher rail and port rates;

•	An unfavorable asset retirement obligation adjustment of $7.9 million or $1 per long ton driven by an increase in expected costs to be incurred at the end of life of mine; and

•	Unfavorable foreign exchange rate variances of $11.9 million or $1 per metric ton.
Production
Production volume at our Asia Pacific Iron Ore mining complex decreased by 14.6% or 1.7 million metric tons during the year ended December 31, 2017, compared to 2016, driven by operational decisions to reflect current market conditions and quality ore availability.

2016 Compared to 2015

	(In Millions)
	2016	2015

Net Income (Loss)	$199.3	$(748.4)
Less:
Interest expense, net	(200.5)	(231.4)
Income tax benefit (expense)	12.2	(163.3)
Depreciation, depletion and amortization	(115.4)	(134.0)
EBITDA	$503.0	$(219.7)
Less:
Gain on extinguishment/restructuring of debt	$166.3	$392.9
Impact of discontinued operations	(19.9)	(892.0)
Foreign exchange remeasurement	(16.8)	16.3
Severance and contractor termination costs	(0.1)	(10.2)
Supplies inventory write-off	—	(16.3)
Impairment of other long-lived assets	—	(3.3)
Total Adjusted EBITDA	$373.5	$292.9

EBITDA:
U.S. Iron Ore	$342.4	$317.6
Asia Pacific Iron Ore	128.3	35.3
Other (including discontinued operations)	32.3	(572.6)
Total EBITDA	$503.0	$(219.7)

Adjusted EBITDA:
U.S. Iron Ore	$359.6	$352.1
Asia Pacific Iron Ore	132.9	32.7
Other	(119.0)	(91.9)
Total Adjusted EBITDA	$373.5	$292.9
EBITDA for the year ended December 31, 2016 increased by $722.7 million on a consolidated basis from 2015. The period-over-period change primarily was driven by the impact of our discontinued operations during the year ended December 31, 2015. Adjusted EBITDA increased by $80.6 million for the year ended December 31, 2016 from 2015. The period-over-period change is a result of operational efficiencies and cost-cutting efforts across each of our business units. See further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during 2016.

U.S. Iron Ore
The following is a summary of U.S. Iron Ore results for the years ended December 31, 2016 and 2015:

	(In Millions)
			Change due to
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$1,554.5	$1,525.4	$(62.0)	$73.5	$—	$17.6	$29.1
Cost of goods sold and operating expenses	(1,278.8)	(1,298.3)	84.7	(55.4)	7.8	(17.6)	19.5
Sales margin	$275.7	$227.1	$22.7	$18.1	$7.8	$—	$48.6

	Year Ended December 31,
Per Long Sales Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$75.71	$79.12	$(3.41)	(4.3)%
Cash cost of goods sold and operating expense rate[1,2]	55.97	60.27	(4.30)	(7.1)%
Depreciation, depletion & amortization	4.61	5.72	(1.11)	(19.4)%
Total cost of goods sold and operating expenses rate	60.58	65.99	(5.41)	(8.2)%
Sales margin	$15.13	$13.13	$2.00	15.2%

Sales tons[3] (In thousands)	18,224	17,292
Production tons[3] (In thousands)
Total	23,416	26,138
Cliffs’ share of total	15,982	19,317

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
Revenue increased by $11.5 million, excluding the increase of $17.6 million of freight and reimbursements, from the prior year, predominantly due to:

•	Higher sales volumes of 0.9 million long tons, which resulted in increased revenues of $73.5 million due to:

◦	Additional short-term contracts in 2016 with two customers, one which we made no sales to in 2015, providing additional sales volume of 2.4 million long tons.

◦
This increase was offset partially by a 1.3 million net reduction in long tons from the termination of a customer contract in the fourth quarter of the prior year that was reinstated in June 2016, to begin in 2017, and nominations on short-term contracts made with the customer in the interim.

•
The average year-to-date realized product revenue rate declined by $3.41 per long ton or 4.3% to $75.71 per long ton in the year ended December 31, 2016, which resulted in a decrease of $62.0 million, compared to the prior year. The decline is a result of:

◦	Changes in customer pricing negatively affected the realized revenue rate by $2 per long ton or $32 million driven primarily by the negative inflation of certain price indices;

◦
An unfavorable variance of $30 million or $2 per long ton due to overall net lower contracted pricing terms for two short-term customer contracts that were based on fixed negotiated rates compared to the prior-year which was based on a different method; and

◦	An unfavorable change of $17 million or $1 per long ton resulting from various price adjustments, unfavorable customer mix and net of increased service revenue.

◦
These decreases were offset partially by an increase in realized revenue rates of $1 per long ton or $17 million as a result of one major customer contract with a pricing mechanism tied to the full-year estimate of their hot-rolled coil steel pricing. The increase in revenue is primarily due to the hot-rolled coil steel estimate increasing in 2016 from the beginning of the year, compared to 2015 when the estimate was revised lower.

Cost of goods sold and operating expenses decreased $37.1 million or $2.04 per long ton, excluding the decrease of $17.6 million of freight and reimbursements from the prior year, predominantly as a result of:

•	Lower maintenance and repair costs resulting from cost reduction initiatives and condition based monitoring and Empire's indefinite idle, which began in August 2016 of $28 million of $2 per long ton;

•	A year-over-year reduction in energy rates for natural gas and diesel, which lowered costs by $16 million or $1 per long ton and a reduction of employment costs of $12 million or $1 per long ton; and

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

•
These decreases were offset partially by increased sales volume as discussed above that increased costs by $55 million or $3 per long ton, in addition to an unfavorable impact from LIFO liquidation of $9 million or $1 per long ton, compared to the prior year.

Production
Our share of production tons in our U.S. Iron Ore segment decreased by 3.3 million long tons or 17.3% when compared to 2015. The decrease in production volumes primarily is attributable to the idled mining facilities. Our United Taconite operation was idled in August 2015, until it was restarted again in August 2016. As a result, our United Taconite operation was in full production for one-third of the year versus operating at full production for two-thirds of the prior year causing a decrease in production volume of 1.5 million long tons. Secondly, our Northshore mining operations were fully idled, including all four furnaces from November 2015 until May 2016, compared to running a three furnace operation for most of 2015 until the full idle began in November 2015, reducing production by 1.0 million long tons during 2016.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results for the years ended December 31, 2016 and 2015:

	(In Millions)
			Change due to
	Year Ended December 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2016	2015
Revenues from product sales and services	$554.5	$487.9	$69.2	$0.7	$(0.4)	$(2.9)	$66.6
Cost of goods sold and operating expenses	(440.9)	(478.5)	29.8	(0.6)	5.5	2.9	37.6
Sales margin	$113.6	$9.4	$99.0	$0.1	$5.1	$—	$104.2

	Year Ended December 31,
Per Metric Sales Ton Information	2016	2015	Difference	Percent change
Realized product revenue rate[1]	$45.85	$39.93	$5.92	14.8%
Cash cost of goods sold and operating expense rate[1,2]	33.94	36.95	(3.01)	(8.1)%
Depreciation, depletion & amortization	2.16	2.18	(0.02)	(0.9)%
Total cost of goods sold and operating expenses rate	36.10	39.13	(3.03)	(7.7)%
Sales margin	$9.75	$0.80	$8.95	1,118.8%

Sales tons[3] (In thousands)	11,642	11,627
Production tons[3] (In thousands)	11,839	11,722

1 The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
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
Revenue increased by $69.5 million during the year ended December 31, 2016 over the prior year, excluding the decrease of $2.9 million of freight and reimbursements, primarily as a result of:

•
The average year-to-date realized product revenue rate increased $5.92 per metric ton or 14.8% to $45.85 per metric ton, which resulted in an increase of $68.8 million, including the impact of foreign exchange. This increase is a result of:

◦	An increase in the Platts 62% Price positively affected the realized revenue rate by $3 per metric ton or $33 million; and

◦	A favorable variance of $3 per metric ton or $29 million due to the suspension in 2015 of the hedging program that protected against volatility in exchange rates. This did not occur in 2016.
Cost of goods sold and operating expenses decreased $34.7 million or $2.98 per metric ton, in the year ended December 31, 2016 over the prior year, excluding the decrease of $2.9 million of freight and reimbursements, primarily as a result of:

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

•
Partially offset by increased crushing costs due to increased maintenance activities and our use of a third-party mobile crushing until and increased royalties, which were driven by higher gross revenues, for $9 million or $1 per metric ton.

Production
Production volume at our Asia Pacific Iron Ore segment during the year ended December 31, 2016 remained consistent with 2015, increasing 117 thousand metric tons or 1.0%. The increase in production tons compared to the prior year is mainly attributable to increased crusher feed productivity and the use of third-party mobile crusher support.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operating and financing activities. Our capital allocation decision-making process is focused on improving the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on the preservation of liquidity in our business through maximizing the cash generation of our operations as well as reducing operating costs, aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects, and managing SG&A expenses.
During 2017, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. Through the issuance of common shares in an underwritten public offering resulting in net proceeds of $661.3 million and two debt offerings for an aggregate principal amount of $1.075 billion, we extinguished $1.611 billion of our existing debt, thereby reducing our average interest rate and extending our debt maturities. In concurrent debt offerings we sold $400.0 million aggregate principal amount of senior secured notes and $316.25 million aggregate principal amount of convertible notes resulting in net proceeds of $697.5 million that we intend to use to fund a substantial portion of our HBI project in Toledo, Ohio, for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be used as feedstock for the HBI production plant and/or sold commercially and general corporate purposes.
Based on our outlook for the next 12 months, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations and to service our debt obligations.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during 2017 and comparative years as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $338.1 million and $303.0 million for the years ended December 31, 2017 and 2016, respectively. The increase in cash provided by operating activities during 2017 was primarily due to the improved operating results previously discussed related to our U.S. Iron Ore operating segment offset partially by cash outflows for working capital. The working capital change in 2017 versus 2016 was primarily driven by the repeal of corporate AMT as a result of tax reform, which impacted our taxes receivable, and the timing of inventory and accounts receivable movements.

Driving the increase in our taxes receivable is Public Law 115–97, commonly known as the “Tax Cuts and Jobs Act”, which among other things, repeals the corporate AMT and will reduce the federal corporate tax rate to 21% for tax years beginning January 1, 2018.  Along with the repeal of AMT, Public Law 115–97 provides that existing AMT credit carryovers are refundable beginning with the filing of the calendar year 2018 tax return. We have $235.3 million of AMT credit carryovers that are expected to be fully refunded between 2019 and 2022.
Net cash provided by operating activities increased to $303.0 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $37.9 million for 2015. The increase in operating cash flows in 2016 was primarily due to better operating results previously discussed related to both the U.S. Iron Ore and Asia Pacific Iron Ore operating segments, and improved cash flows from working capital. The working capital improvement in 2016 versus 2015 was driven by aggressively reducing inventory levels partially offset by the prior-year income tax refund. Sales volume outpaced production volume in 2016, while in 2015, production volume was higher than sales volume.
Our U.S. cash and cash equivalents balance at December 31, 2017 was $952.1 million, or 94% of our consolidated total cash and cash equivalents balance of $1,007.7 million.
Investing Activities
Net cash used by investing activities was $156.0 million for the year ended December 31, 2017, compared with $57.9 million for the year ended December 31, 2016. We had capital expenditures of $151.7 million and $69.1 million for the years ended December 31, 2017 and 2016, respectively. The 2017 capital expenditures include sustaining capital spend, early-stage work on our HBI project and the acquisition of certain real estate interests located in Itasca County west of Nashwauk, Minnesota.
Net cash used in investing activities was $57.9 million for the year ended December 31, 2016 compared with $103.2 million for 2015. We had capital expenditures of $69.1 million and $80.8 million for the years ended December 31, 2016 and 2015, respectively. Offsetting our investments in property, plant and equipment, during 2016, we had cash proceeds from investing activities of $8.3 million, primarily from the collection of a debtor-in-possession credit facility (the "DIP financing").
We spent approximately $48 million, $43 million and $81 million globally on expenditures related to sustaining capital during 2017, 2016 and 2015, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety, fixed equipment, product quality and health. Additionally, during the year ended December 31, 2017, we spent approximately $43 million on our capital project to produce a specialized, super-flux pellet called "Mustang" at United Taconite in order to meet a customer's pellet specification requirements. We have spent a total of approximately $74 million on this project and expect remaining payments of less than $1 million.
In alignment with our strategy to prioritize our capital allocation between liquidity management and business investment, we anticipate total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during 2018 to be approximately $385 million, the vast majority of which relates to our U.S. operations. Included within this estimate is approximately $250 million related to development of the HBI production plant in Toledo, Ohio and $50 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, we expect to spend approximately $700 million on the HBI production plant and $80 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.
Financing Activities
Net cash provided by financing activities was $498.9 million for the year ended December 31, 2017, compared with net cash used by financing activities of $206.4 million for 2016. Sources of cash from financing activities during 2017 included a common share offering, generating net proceeds of $661.3 million, and the issuance of $1.075 billion 5.75% 2025 Senior Notes, which provided further net proceeds of $1.046 billion. We also had an issuance of $400.0 million 4.875% 2024 Senior Secured Notes and an issuance of $316.25 million 1.5% 2025 Convertible Senior Notes, generating net proceeds of $697.5 million.
Uses of cash from financing activities during 2017 included the redemption of various tranches of secured and unsecured debt. We redeemed in full all of our outstanding $540 million 8.25% 2020 First Lien Notes, $218.5 million 8.00% 2020 1.5 Lien Notes and $544.2 million 7.75% 2020 Second Lien Notes and purchased certain other outstanding senior notes through tender offers and redemptions. The total aggregate principal amount of debt redeemed and purchased, including premiums, during 2017 was $1.721 billion.
Additionally, we finalized an agreement to distribute the net assets of the noncontrolling interest in Empire to

ArcelorMittal in exchange for its interest in Empire and made the first distribution of $44.2 million. The remaining annual installments of $44.2 million each are due in August 2018 and August 2019. We also acquired the remaining 15% equity interest in Tilden owned by U.S. Steel for $105.0 million.
Net cash used by financing activities was $206.4 million for the year ended December 31, 2016, compared with net cash provided by financing activities of $61.0 million for 2015. Net cash used by financing activities included the redemption of all of our outstanding 3.95% 2018 Senior Notes for $305.4 million, which was offset partially by net proceeds from the issuance of common shares of $287.4 million. Additionally, we paid the remaining balance of certain of our equipment loans, which resulted in cash outflows of $95.6 million. Further, we had cash outflows attributable to agreed-upon early distributions of partnership equity of $59.9 million during the year ended December 31, 2016 and paid the last such scheduled early distribution of partnership equity of $8.7 million in January 2017.
The following represents our future cash commitments and contractual obligations as of December 31, 2017:

	Payments Due by Period (In Millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$2,439.4	$—	$211.3	$138.4	$2,089.7
Interest on debt[1]	1,098.9	123.4	242.5	212.8	520.2
Operating lease obligations	19.6	4.9	3.6	3.6	7.5
Capital lease obligations	56.6	20.8	23.2	12.6	—
Contingent claims	55.6	55.6	—	—	—
Partnership distribution payable	88.4	44.2	44.2	—	—
Purchase obligations:
Open purchase orders	71.6	64.0	7.5	0.1	—
Minimum "take or pay" purchase commitments[2]	472.4	86.0	181.2	69.1	136.1
Total purchase obligations	544.0	150.0	188.7	69.2	136.1
Other long-term liabilities:
Pension funding minimums	280.1	27.7	56.7	57.2	138.5
OPEB claim payments	105.4	4.0	7.6	7.3	86.5
Environmental and mine closure obligations	200.1	3.6	33.8	4.8	157.9
Total other long-term liabilities	585.6	35.3	98.1	69.3	382.9
Total	$4,888.1	$434.2	$811.6	$505.9	$3,136.4

[1] Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for additional information regarding our debt and related interest rates.
[2] Includes minimum railroad transportation obligations, minimum electric power demand charges, minimum coal, diesel and natural gas obligations and minimum port facility obligations.
The above table does not reflect $6.1 million of unrecognized tax benefits, which we have recorded for uncertain tax positions, as we are unable to determine a reasonable and reliable estimate of the timing of future payments.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity. The following represents a summary of key liquidity measures as of December 31, 2017 and 2016:

	(In Millions)
	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,007.7	$323.4

Available borrowing base on ABL Facility[1]	$273.2	$333.0
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(46.5)	(106.0)
Borrowing capacity available	$226.7	$227.0

[1] The ABL Facility has the maximum borrowing base of $550 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash and cash equivalents, which totaled $1,007.7 million as of December 31, 2017, cash generated by our business, availability under the ABL Facility and other financing activities. Cash and cash equivalents include cash on hand and on deposit as well as all short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under the ABL Facility gives us $1,234.4 million in liquidity entering the first quarter of 2018, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of December 31, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing debt indentures, additional secured indebtedness, if we elect to access the debt capital markets. However, available capacity of these notes could be limited by market conditions.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of iron ore pellets, iron ore lump and iron ore fines. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and hot-rolled coil steel. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control.

The world market price that most commonly is utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. The other important metric in our price realizations in the U.S. is the prices for hot-rolled coil steel, which can fluctuate due to similar factors.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At December 31, 2017, we had derivative assets and liabilities of $1.5 million and $2.4 million, respectively, reflected as part of our U.S. Iron Ore and Asia Pacific Iron Ore segment revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the December 31, 2017 estimated price recorded would cause a corresponding increase or decrease in the fair value of the derivative instrument of approximately $5 million and $4 million for our U.S. Iron Ore and Asia Pacific Iron Ore segments, respectively.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, most of our Asia Pacific Iron Ore supply agreements are short-term in nature and therefore do not expose us to long-term risk.
Customer Supply Agreements
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. In the new contract which commenced in 2017, this supplemental revenue and refund data source changes from the customer's average annual steel price to an average annual daily market price for hot-rolled coil steel. At December 31, 2017, we had derivative assets of $37.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price related to the period in which the iron ore is expected to be consumed in the customer’s blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the December 31, 2017 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $15 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our consolidated U.S. Iron Ore operations consumed 17.3 million MMBtu’s of natural gas at an average delivered price of $3.75 per MMBtu, excluding the natural gas hedge impact, or $3.80 per MMBtu net of the natural gas hedge impact during 2017. Additionally, our consolidated U.S. Iron Ore operations consumed 22.3 million gallons of diesel fuel at an average delivered price of $1.87 per gallon, excluding the diesel fuel hedge impact, or $1.88 per gallon net of the diesel fuel hedge impact during 2017. Consumption of diesel fuel by our Asia Pacific operations was 11.2 million gallons at an average delivered price of $1.73 per gallon for the same period.
In the ordinary course of business, there may also be increases in prices relative to electricity costs at our U.S. mine sites. Specifically, our Tilden mine in Michigan has entered into large curtailable special contracts with Wisconsin Electric Power Company. Charges under those special contracts are subject to a power supply cost recovery mechanism that is based on variations in the utility's actual fuel and purchase power expenses.
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A full-year hedging program was implemented during the fourth quarter of 2017 in order to manage the price risk of diesel and natural gas at our U.S. Iron Ore mines. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. In the near term, a 10% change from our current average year-to-date natural gas and diesel fuel prices would result in a change of approximately $11 million in our annual fuel and energy cost based on expected consumption for 2018.
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
A comparison of each asset group's carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of December 31, 2017, there were no indicators present indicative of potential impairment or the inability to recover the value of our long-lived assets at our U.S. Iron Ore operations. As of December 31, 2017, there were certain indicators present indicative of potential impairment or the inability to recover the value of our long-lived assets at our Asia Pacific Iron Ore operations; however, the carrying value of our long-lived assets are at or below the liquidation fair value.
Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. With respect to Australia, foreign exchange currency risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian currency. We estimate that if the average Australian dollar to U.S. dollar exchange rate during the year ended December 31, 2018 was $0.05 higher or lower than the average exchange rate for the year ended December 31, 2017, our forecasted cash cost of goods sold and operating expense would increase or decrease by approximately $26 million, respectively, for our Asia Pacific Iron Ore segment.
We have not entered into any hedging programs to mitigate the risk of adverse currency fluctuations. We have suspended entering into new foreign exchange rate contracts as we have indefinitely deferred the program. In the future, we may enter into additional hedging instruments as needed in order to further hedge our exposure to changes in foreign currency exchange rates.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of December 31, 2017, we had no amounts drawn on the ABL Facility.
During 2017, we issued the 5.75% 2025 Senior Notes in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of the issuances, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.75% 2025 Senior Notes for publicly registered notes within 365 days of the issue date. If we fail to satisfy our obligations under the registration rights agreement, we will be required to pay additional interest to the holders of the 5.75% 2025 Senior Notes under certain circumstances. In the event of a registration default, the interest rate will be increased by 0.25% per annum during the 90-day period immediately following the occurrence of any registration default, and such rate shall increase by 0.25% per annum at the end of each subsequent 90-day period until all registration defaults have been cured, up to a maximum additional interest rate of 1.00% per annum.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook
Segment Outlook
After evaluating current and anticipated future market conditions in connection with the remaining iron ore reserves at Asia Pacific Iron Ore, including quality and the current market price for the ore, we have decided to accelerate the projected time frame for the planned closure of mining operations in Australia, which will more than likely occur in 2018. Accordingly, we will no longer provide guidance related to this business segment.

2018 Outlook Summary
Per Long Ton Information	U.S. Iron Ore
Revenues from product sales and services[1]	$97 - $102

Cost of goods sold and operating expense rate	$69 - $74
Less:
Freight expense rate[2]	$7
Depreciation, depletion & amortization rate	$4
Cash cost of goods sold and operating expense rate	$58 - $63

Sales volume (million long tons)	20
Production volume (million long tons)	20

[1] This expectation is based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages.
[2] Freight has an offsetting amount in revenue and has no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
Based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages, we would realize U.S. Iron Ore revenue rates in the range of $97 to $102 per long ton.
As previously disclosed, for 2018 we expect full-year sales and production volumes of approximately 20 million long tons from our U.S. Iron Ore business. This compares to 18.7 million long tons of sales and 18.8 million long tons of production in 2017.
Our full-year 2018 U.S. Iron Ore cash cost of goods sold and operating expense expectation is $58 - $63 per long ton, which compares to $60 per long ton for the full-year 2017.
SG&A Expenses and Other Expectations
Full-year 2018 SG&A expenses are expected to be approximately $115 million. We also note that of the $115 million expectation, approximately $20 million is considered non-cash. The increase compared to 2017 is partially attributable to a required accounting change related to the reclassification of certain Pension/OPEB components.
Our full-year 2018 interest expense is expected to be approximately $130 million, compared to $132 million recorded in 2017. Consolidated full-year 2018 depreciation, depletion and amortization is expected to be approximately $100 million, incurred ratably throughout the year.
Capital Expenditures
Our 2018 capital spending expectations are:

•	Approximately $85 million in sustaining capital.

•	Approximately $250 million toward the HBI project in Toledo, OH (fully funded with the December 2017 debt offerings).

•	Approximately $50 million toward the upgrade of the Northshore mine to produce up to 3.5 million long tons of DR-grade pellets a year.
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
Provisional pricing arrangement adjustments have not been material to U.S. and Asia Pacific Iron Ore's respective revenues for each of the fiscal years ended December 31, 2017, 2016 and 2015.
U.S. Iron Ore Customer Supply Agreements
Certain supply agreements with one U.S. Iron Ore customer include provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel for the year that the product is consumed in the customer's blast furnaces. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is marked to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled. The fair value of the instrument is determined using a market approach based on an estimate of the average annual daily market price for hot-rolled coil steel, and takes into consideration current market conditions and nonperformance risk. At December 31, 2017, we had a derivative asset of $37.9 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average annual daily hot-rolled coil steel price related to the period in which the iron ore are expected to be consumed in the customer's blast furnace at each respective steelmaking facility, subject to final pricing at a future date.

The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available. The supplemental revenue adjustments have not been material to U.S. Iron Ore's product revenues for the year ended December 31, 2017.
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
We use our mineral reserve estimates, combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations for our active operating mines. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives could have a substantial effect on the recorded obligation. We also utilize mineral reserves for evaluating potential impairments of mine assets and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Increases or decreases in mineral reserves or mine lives could significantly affect these items.
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
As a result of these assessments during 2017 and 2015, no material impairment charges were recorded related to long-lived tangible or intangible assets at our continuing operations. During 2016, there were no impairment indicators present; as a result, no impairment assessments were required.
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, NOTE 4 - PROPERTY, PLANT AND EQUIPMENT and NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information regarding our policy on asset impairment, detail on our remaining PP&E and mineral rights and non-recurring fair value measurements.
Investments In and Receivables From Canadian Entities and Contingent Claims
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the underlying assets of the Canadian Entities to estimated liabilities. We estimated the fair value of major asset classes by using actual liquidation values through December 31, 2017 less estimated cost to sell. Outstanding liabilities include accounts payable and other liabilities, forward commitments, unsubordinated related party payables, lease liabilities, and other potential claims. Potential claims include an accrual for the estimated probable loss related to claims that may be asserted against the Canadian Entities under certain contracts. Based on our estimates, the fair value of liabilities exceeds the fair value of assets. To assess the fair value and recoverability of amounts receivable from the Canadian Entities, we estimated the fair value of the underlying net assets of the Canadian Entities available for distribution to their creditors in relation to the estimated creditor claims and the priority of those claims. Additionally, given that it is probable a preference claim will be asserted against us and/or certain of our affiliates, we recorded an estimated liability as a contingent claim. To assess the fair value of the contingent claim, we estimated the value by utilizing the approximate value of our related-party claims against the Bloom Lake Group and the Wabush Group. Our estimates involve significant judgment and are based on currently available information, an assessment of the validity of certain claims, and estimated payments by the Canadian Entities. Our ultimate recovery, if any, is subject to the final liquidation value of the Canadian Entities and the distribution of the net proceeds as determined by the Canadian Court and may vary significantly from our current estimates. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
Asset Retirement Obligations and Environmental Remediation Costs
The accrued mine closure obligations for our active mining operations provide for contractual and legal obligations associated with the eventual closure of the mining operations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments. In 2017, we employed a third-party specialist to assist in the evaluation. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location is determined based on the exhaustion date of the remaining iron ore reserves, which is dependent on our estimate of mineral reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates also could have a significant impact on the recorded obligations.
We have a formal policy for environmental protection and remediation. Our obligations for known environmental matters at active and closed mining operations and other sites have been recognized based on estimates of the cost of investigation and remediation at each site. If the obligation can only be estimated as a range of possible amounts, with no specific amount being more likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and which are subject to changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value unless the amount and timing of the cash disbursements can be reasonably estimated. Potential insurance recoveries are not recognized until realized. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information.
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
At December 31, 2017 and 2016, we had a valuation allowance of $2,238.5 million and $3,334.8 million, respectively, against our deferred tax assets. Our losses in certain locations in recent periods represented sufficient negative evidence to require a full valuation allowance against certain deferred tax assets. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, until sufficient positive evidence exists to support the realization of such assets.
Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. In 2017, both the U.S. and Luxembourg reduced the statutory rate; this decreased the deferred tax assets and related valuation allowance by $407.5 million. The U.S. tax legislation also repealed the corporate AMT which resulted in a reversal of the valuation allowance related to the AMT credits and generated a $235.3 million long-term Income tax receivable, which will be refunded between the years 2019 through 2022.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various jurisdictions across our global operations. The ultimate impact of the U.S. income tax reform legislation may differ from our current estimates due to changes in the interpretations and assumptions made as well as additional regulatory guidance that may be issued.
Accounting for uncertainty in income taxes recognized in the financial statements requires that a tax benefit from an uncertain tax position be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.
We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment changes as a result of evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to NOTE 9 - INCOME TAXES, for further information.
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
Following is a summary of our U.S. defined benefit pension and OPEB funding and expense for the years 2015 through 2018:

	Pension		OPEB
	Funding	Expense	Funding	Expense (Benefit)
2015	$35.7	$23.9	$3.5	$4.4
2016	1.2	16.5	1.1	(4.0)
2017	24.4	18.0	2.1	(6.1)
2018 (Estimated)	27.7	12.3	4.0	(6.2)
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

As of December 31, 2017 and 2016, we used the following assumptions:

	Pension and Other Benefits
	2017	2016
U.S. plan discount rate
Iron Hourly Pension Plan	3.60%	4.02%
Salaried Pension Plan	3.52	3.92
Ore Mining Pension Plan	3.61	4.04
SERP	3.50	3.90
Hourly OPEB Plan	3.60	4.02
Salaried OPEB Plan	3.57	3.99
U.S. rate of compensation increase - Salaried	3.00	3.00
U.S. rate of compensation increase - Hourly	2.00	2.00
U.S. pension plan expected return on plan assets	8.25	8.25
U.S. OPEB plan expected return on plan assets	7.00	7.00
Health care cost trend rate assumed for next year	7.00	6.50
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2026	2023
The decrease in the discount rates in 2017 was driven by the change in corporate bond yields, which were down approximately 40 basis points compared to the prior year.
Additionally, on December 31, 2017, the assumed mortality improvement projection was changed from generational scale MP-2016 to generational scale MP-2017. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar and white collar adjustments made for certain hourly and salaried groups to determine the expected life of our plan participants.
Following are sensitivities of potential further changes in these key assumptions on the estimated 2018 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2017:

	Increase in Expense		Increase in Benefit Obligation
	(In Millions)		(In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate 0.25%	$1.7	$0.3	$27.9	$7.6
Decrease return on assets 1.00%	7.3	2.6	N/A	N/A
Increase medical trend rate 1.00%	N/A	2.5	N/A	21.2
Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance and healthcare costs, are determined based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets may have a significant impact on our financial condition due to the magnitude of our retirement obligations. Refer to NOTE 7 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS, for further information.

Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•
uncertainty and weaknesses in global economic conditions, including downward pressure on prices caused by oversupply or imported products, the impact of barriers to trade, the outcomes of trade cases, reduced market demand and any change to the economic growth rate in China;

•
continued volatility of iron ore and steel prices and other trends, including the supply approach of the major iron ore producers, affecting our financial condition, results of operations or future prospects—specifically, the impact of price-adjustment factors on our sales contracts;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele, specifically successful completion of our HBI production plant;

•	our level of indebtedness could limit cash flow available to fund working capital, capital expenditures, acquisitions and other general corporate purposes or ongoing needs of our business;

•	availability of capital and our ability to maintain adequate liquidity;

•
risks related to former and current international operations, including our ability to successfully conclude the CCAA process in Canada and plan for the end of mine life in Australia in a manner that minimizes cash outflows and associated liabilities;

•	our actual economic iron ore reserves or changes in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the impact of our customers reducing their steel production due to increased market share of steel produced using other methods or lighter-weight steel alternatives;

•	the ability of our customers, joint venture partners and significant suppliers and service providers to meet their obligations to us on a timely basis or at all;

•	the outcome of any litigation or arbitration, including any contractual disputes with our customers, joint venture partners or significant energy, material or service providers;

•	our ability to maintain satisfactory relations with unions and employees;

•
impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•
problems or uncertainties with productivity, tons mined, transportation, capital spending, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry;

•	our ability to cost-effectively achieve planned production rates or levels, including at our HBI production plant;

•	our ability to successfully identify and consummate any strategic investments or development projects, including our HBI production plant;

•	changes in sales volume or mix;

•	our ability to reach agreement with our customers regarding any modifications to sales contract provisions, renewals or new arrangements;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in currency values, currency exchange rates, interest rates and tax laws;

•	uncertainty relating to restructurings in the steel industry and/or affecting the steel industry; and

•	the potential existence of significant deficiencies or material weaknesses in our internal control over financial reporting.
For additional factors affecting the business of Cliffs, refer to Part I – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.
Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long/metric ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements for the years ended December 31, 2017 and 2016:

	(In Millions)
	Year Ended December 31,			Year Ended December 31,
	2017			2016
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(1,400.6)	$(427.9)	$(1,828.5)	$(1,278.8)	$(440.9)	$(1,719.7)
Less:
Freight and reimbursements	(221.4)	(19.6)	(241.0)	(174.8)	(20.7)	(195.5)
Depreciation, depletion & amortization	(66.6)	(14.3)	(80.9)	(84.0)	(25.1)	(109.1)
Cash cost of goods sold and operating expenses	$(1,112.6)	$(394.0)	$(1,506.6)	$(1,020.0)	$(395.1)	$(1,415.1)
Below is a reconciliation in dollars of this non-GAAP measure to our consolidated financial statements for the years ended December 31, 2016 and 2015:

	(In Millions)
	Year Ended December 31,			Year Ended December 31,
	2016			2015
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$(1,278.8)	$(440.9)	$(1,719.7)	$(1,298.3)	$(478.5)	$(1,776.8)
Less:
Freight and reimbursements	(174.8)	(20.7)	(195.5)	(157.3)	(23.6)	(180.9)
Depreciation, depletion & amortization	(84.0)	(25.1)	(109.1)	(98.9)	(25.3)	(124.2)
Cash cost of goods sold and operating expenses	$(1,020.0)	$(395.1)	$(1,415.1)	$(1,042.1)	$(429.6)	$(1,471.7)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data
Statements of Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,007.7	$323.4
Accounts receivable, net	140.6	128.7
Inventories	183.4	178.4
Supplies and other inventories	93.9	91.4
Derivative assets	39.4	33.1
Loans to and accounts receivables from the Canadian Entities	51.6	48.6
Other current assets	28.0	21.0
TOTAL CURRENT ASSETS	1,544.6	824.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,051.0	984.4
Income tax receivable	235.3	—
Other non-current assets	122.5	114.9
TOTAL ASSETS	$2,953.4	$1,923.9
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	December 31,
	2017	2016
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$127.7	$107.6
Accrued employment costs	56.1	56.1
State and local taxes payable	30.2	28.3
Accrued expenses	33.7	41.1
Accrued interest	31.4	40.2
Accrued royalties	17.3	26.2
Contingent claims	55.6	—
Partnership distribution payable	44.2	8.7
Other current liabilities	56.0	82.9
TOTAL CURRENT LIABILITIES	452.2	391.1
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	222.8	245.7
Other postretirement benefits	34.9	34.8
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	257.7	280.5
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	196.5	193.9
LONG-TERM DEBT	2,304.2	2,175.1
OTHER LIABILITIES	186.9	213.8
TOTAL LIABILITIES	3,397.5	3,254.4
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2016 - 400,000,000 shares);
Issued - 301,886,794 shares (2016 - 238,636,794 shares);
Outstanding - 297,400,968 shares (2016 - 233,074,091 shares)	37.7	29.8
Capital in excess of par value of shares	3,933.9	3,347.0
Retained deficit	(4,207.3)	(4,574.3)
Cost of 4,485,826 common shares in treasury (2016 - 5,562,703 shares)	(169.6)	(245.5)
Accumulated other comprehensive loss	(39.0)	(21.3)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(444.3)	(1,464.3)
NONCONTROLLING INTEREST	0.2	133.8
TOTAL DEFICIT	(444.1)	(1,330.5)
TOTAL LIABILITIES AND DEFICIT	$2,953.4	$1,923.9
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2017	2016	2015
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$2,089.2	$1,913.5	$1,832.4
Freight and venture partners' cost reimbursements	241.0	195.5	180.9
	2,330.2	2,109.0	2,013.3
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,828.5)	(1,719.7)	(1,776.8)
SALES MARGIN	501.7	389.3	236.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(105.8)	(117.8)	(110.0)
Miscellaneous - net	27.7	(30.7)	24.8
	(78.1)	(148.5)	(85.2)
OPERATING INCOME	423.6	240.8	151.3
OTHER INCOME (EXPENSE)
Interest expense, net	(132.0)	(200.5)	(228.5)
Gain (loss) on extinguishment/restructuring of debt	(165.4)	166.3	392.9
Other non-operating income (expense)	3.2	0.4	(2.6)
	(294.2)	(33.8)	161.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	129.4	207.0	313.1
INCOME TAX BENEFIT (EXPENSE)	252.4	12.2	(169.3)
EQUITY LOSS FROM VENTURES, net of tax	—	—	(0.1)
INCOME FROM CONTINUING OPERATIONS	381.8	219.2	143.7
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18.7)	(19.9)	(892.1)
NET INCOME (LOSS)	363.1	199.3	(748.4)
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	3.9	(25.2)	(0.9)
(Year Ended December 31, 2017 and 2016 - No loss related to Discontinued Operations and Year Ended December 31, 2015 - Loss of $7.7 million)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$367.0	$174.1	$(749.3)
PREFERRED STOCK DIVIDENDS	—	—	(38.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$367.0	$174.1	$(787.7)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$1.34	$0.98	$0.63
Discontinued operations	(0.06)	(0.10)	(5.77)
	$1.28	$0.88	$(5.14)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$1.32	$0.97	$0.63
Discontinued operations	(0.06)	(0.10)	(5.76)
	$1.26	$0.87	$(5.13)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	288,435	197,659	153,230
Diluted	292,961	200,145	153,605
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2017	2016	2015
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$367.0	$174.1	$(749.3)
OTHER COMPREHENSIVE INCOME (LOSS)
Pension and OPEB liability, net of tax	11.5	(19.8)	45.2
Unrealized net gain on marketable securities, net of tax	—	—	1.7
Unrealized net gain (loss) on foreign currency translation	(13.9)	18.6	155.6
Unrealized net gain (loss) on derivative financial instruments, net of tax	(0.5)	(2.6)	20.7
OTHER COMPREHENSIVE INCOME (LOSS)	(2.9)	(3.8)	223.2
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1.1)	0.5	4.6
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$363.0	$170.8	$(521.5)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$363.1	$199.3	$(748.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	87.7	115.4	134.0
Impairment of long-lived assets	—	—	76.6
Deferred income taxes	—	—	159.8
Loss (gain) on extinguishment/restructuring of debt	165.4	(166.3)	(392.9)
Loss on deconsolidation, net of cash deconsolidated	20.2	17.5	668.3
Other	21.2	10.0	61.1
Changes in operating assets and liabilities:
Receivables and other assets	(248.7)	43.2	369.1
Product inventories	(1.8)	157.8	(62.0)
Payables and accrued expenses	(69.0)	(73.9)	(227.7)
Net cash provided by operating activities	338.1	303.0	37.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(151.7)	(69.1)	(80.8)
Other investing activities	(4.3)	11.2	(22.4)
Net cash used by investing activities	(156.0)	(57.9)	(103.2)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	661.3	287.4	—
Proceeds from issuance of debt	1,771.5	—	503.5
Debt issuance costs	(28.6)	(5.2)	(33.6)
Borrowings under credit facilities	—	105.0	309.8
Repayment under credit facilities	—	(105.0)	(309.8)
Repayments of equipment loans	—	(95.6)	(45.4)
Repurchase of debt	(1,720.7)	(305.4)	(225.9)
Acquisition of noncontrolling interest	(105.0)	—	—
Distributions of partnership equity	(52.9)	(59.9)	(40.6)
Preferred stock dividends	—	—	(51.2)
Other financing activities	(26.7)	(27.7)	(45.8)
Net cash provided (used) by financing activities	498.9	(206.4)	61.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.3	(0.5)	(1.4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	684.3	38.2	(5.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	323.4	285.2	290.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,007.7	$323.4	$285.2
The accompanying notes are an integral part of these consolidated financial statements.
See NOTE 17 - CASH FLOW INFORMATION.

Statements of Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
			Cliffs Shareholders
	Number of Depositary Shares	Depositary Shares	Number of Common Shares	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
January 1, 2015	29.3	$731.3	153.2	$19.8	$2,309.8	$(3,960.7)	$(285.7)	$(245.8)	$(303.0)	$(1,734.3)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(749.3)	—	—	0.9	(748.4)
Other comprehensive income (loss)	—	—	—	—	—	—	—	227.8	(4.6)	223.2
Total comprehensive loss									(3.7)	(525.2)
Capital contribution by noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	0.2	0.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Distributions of partnership equity	—	—	—	—	—	—	—	—	(51.7)	(51.7)
Effect of deconsolidation	—	—	—	—	—	—	—	—	528.2	528.2
Stock and other incentive plans	—	—	0.3	—	(10.9)	—	20.7	—	—	9.8
Preferred Share dividends ($1.32 per depositary share)	—	—	—	—	—	(38.4)	—	—	—	(38.4)
December 31, 2015	29.3	$731.3	153.5	$19.8	$2,298.9	$(4,748.4)	$(265.0)	$(18.0)	$169.8	$(1,811.6)
Comprehensive income (loss)
Net income	—	—	—	—	—	174.1	—	—	25.2	199.3
Other comprehensive loss	—	—	—	—	—	—	—	(3.3)	(0.5)	(3.8)
Total comprehensive income									24.7	195.5
Preferred Share conversion	(29.3)	(731.3)	26.5	3.5	727.8	—	—	—	—	—
Equity offering	—	—	44.4	5.5	281.9	—	—	—	—	287.4
Debt exchanges	—	—	8.2	1.0	44.2	—	—	—	—	45.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Distributions of partnership equity	—	—	—	—	—	—	—	—	(57.5)	(57.5)
Stock and other incentive plans	—	—	0.5	—	(5.8)	—	19.5	—	—	13.7
December 31, 2016	—	$—	233.1	$29.8	$3,347.0	$(4,574.3)	$(245.5)	$(21.3)	$133.8	$(1,330.5)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	367.0	—	—	(3.9)	363.1
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4.0)	1.1	(2.9)
Total comprehensive income (loss)									(2.8)	360.2
Issuance of convertible debt	—	—	—	—	83.4	—	—	—	—	83.4
Equity offering	—	—	63.3	7.9	653.4	—	—	—	—	661.3
Acquisition of noncontrolling interest	—	—	—	—	(70.2)	—	—	(18.9)	(15.9)	(105.0)
Distribution of partnership equity	—	—	—	—	(17.3)	—	—	5.2	(116.7)	(128.8)
Capital contributions by noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	1.8	1.8
Stock and other incentive plans	—	—	1.0	—	(62.4)	—	75.9	—	—	13.5
December 31, 2017	—	$—	297.4	$37.7	$3,933.9	$(4,207.3)	$(169.6)	$(39.0)	$0.2	$(444.1)
The accompanying notes are an integral part of these consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Founded in 1847, we are the largest and oldest independent iron ore mining company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Additionally, we operate an iron ore mining complex in Western Australia. By 2020, we expect to be the sole producer of HBI in the Great Lakes region with the development of our first production plant in Toledo, Ohio.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves future realizable cash flow; environmental, reclamation and closure obligations; valuation of long-lived assets; valuation of inventory; valuation of post-employment, post-retirement and other employee benefit liabilities; valuation of tax assets; reserves for contingencies and litigation; the fair value of derivative instruments; and the fair value of loans to and accounts receivable from Canadian entities. Actual results could differ from estimates. On an ongoing basis, management reviews estimates. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.
Basis of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned and majority-owned subsidiaries, including the following operations at December 31, 2017:

Name	Location	Ownership Interest	Operation	Status of Operations
Northshore	Minnesota	100.0%	Iron Ore	Active
United Taconite	Minnesota	100.0%	Iron Ore	Active
Tilden[1]	Michigan	100.0%	Iron Ore	Active
Empire[1]	Michigan	100.0%	Iron Ore	Indefinitely Idled
Koolyanobbing	Western Australia	100.0%	Iron Ore	Active

[1] During 2017, our ownership interest in Tilden and Empire changed. Refer to the Noncontrolling Interests section below for additional information.
Intercompany transactions and balances are eliminated upon consolidation.

Equity Method Investments
Investments in unconsolidated ventures that we have the ability to exercise significant influence over, but not control, are accounted for under the equity method.
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of December 31, 2017 and 2016, our investment in Hibbing was $11.0 million and $8.7 million, respectively, classified in Other liabilities in the Statements of Consolidated Financial Position.
Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against Cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining ventures' production cost, reflecting the cost-based nature of our participation in unconsolidated ventures.
Noncontrolling Interests
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The parties agreed that the net assets were to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement and the remaining distributions are due in August 2018 and August 2019. Upon payment of the first installment, we assumed ArcelorMittal's 21% interest and have reflected this ownership percentage change in our consolidated financial statements. We accounted for the increase in ownership as an equity transaction, which resulted in a net $12.1 million decrease in equity attributable to Cliffs' shareholders and a $116.7 million decrease in Noncontrolling interest. The net loss and income attributable to the noncontrolling interest of the Empire mining venture was $3.9 million and $25.2 million for the years ended December 31, 2017 and 2016, respectively.
During 2017, we also acquired the remaining 15% equity interest in Tilden owned by U.S. Steel for $105.0 million. With the closing of this transaction, we now have 100% ownership of the mine. We accounted for the increase in ownership as an equity transaction, which resulted in an $89.1 million decrease in equity attributable to Cliffs' shareholders and a $15.9 million decrease in Noncontrolling interest.
Noncontrolling interest is also comprised of the 17.2% noncontrolling interest in the Bloom Lake operations, through the CCAA filing on January 27, 2015. Financial results prior to the deconsolidation of the Bloom Lake Group and subsequent expenses directly associated with the Canadian Entities are included in our financial statements. There was no net income or loss attributable to the noncontrolling interest related to Bloom Lake for the years ended December 31, 2017 and 2016. See NOTE 14 - DISCONTINUED OPERATIONS for further information.
Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit as well as all short-term securities held for the primary purpose of general liquidity. We consider investments in highly liquid debt instruments with an original maturity of three months or less from the date of acquisition and longer maturities when funds can be withdrawn in three months or less without a significant penalty to be cash equivalents. We routinely monitor and evaluate counterparty credit risk related to the financial institutions in which our short-term investment securities are held.
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We establish provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. We regularly review our accounts receivable balances and establish or adjust the allowance as necessary using the specific identification method. There was no allowance for doubtful accounts at December 31, 2017 and 2016 and no bad debt expense for the years ended December 31, 2017 and 2016. There was $7.1 million bad debt expense for the year ended December 31, 2015.
Inventories
U.S. Iron Ore
U.S. Iron Ore product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method.

We had 1.5 million long tons of finished goods stored at ports and customer facilities on the lower Great Lakes to service customers at December 31, 2017 and 2016. We maintain ownership of the inventories until title has transferred to the customer, usually when payment is received. Maintaining ownership of the iron ore products at ports on the lower Great Lakes reduces risk of non-payment by customers.
Asia Pacific Iron Ore
Asia Pacific Iron Ore product inventories are stated at the lower of cost or net realizable value. Iron ore inventories are valued on a weighted average cost basis. We maintain ownership of the inventories until title has transferred to the customer, which generally is when the product is loaded into the vessel.
Supplies and Other Inventories
Supply inventories include replacement parts, fuel, chemicals and other general supplies, which are expected to be used or consumed in normal operations. Supply inventories also include critical spares. Critical spares are replacement parts for equipment that is critical for the continued operation of the mine or processing facilities.
Supply inventories are stated at the lower of cost or net realizable value using average cost, less an allowance for obsolete and surplus items. The allowance for obsolete and surplus items was $16.0 million and $14.0 million at December 31, 2017 and 2016, respectively.
Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices, interest rates and foreign currency exchange rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks, if deemed necessary.
Derivative financial instruments are recognized as either assets or liabilities in the Statements of Consolidated Financial Position and measured at fair value. On the date a derivative instrument is entered into, we designate a qualifying derivative instrument as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. We also formally assess both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively and record all future changes in fair value in the period of the instrument's earnings or losses.
For derivative instruments that have been designated as cash flow hedges, the changes in fair value are recorded in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer reasonably possible of occurring.
For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in the period of the instrument's earnings or losses.
Refer to Revenue Recognition below for discussion of derivatives recorded as a result of pricing terms in our sales contracts.
Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

Property, Plant and Equipment
Our properties are stated at the lower of cost less accumulated depreciation or fair value. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the mine lives. Depreciation continues to be recognized when operations are idled temporarily. The U.S. Iron Ore operations use the double-declining balance method of depreciation for certain mining equipment. The Asia Pacific Iron Ore operation uses the production output method for certain mining equipment. Depreciation is provided over the following estimated useful lives:

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
Other Intangible Assets and Liabilities
Other intangible assets are subject to periodic amortization over their estimated useful lives as follows:

Intangible Assets	Basis	Useful Life
Permits - Asia Pacific Iron Ore	Units of production	Life of mine
Permits - USIO	Straight line	Life of mine
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
For the years ended December 31, 2017 and 2015, although certain factors indicated that the carrying value of certain asset groups may not be recoverable, an assessment for the potential impairment was performed and an impairment adjustment was not required. During 2016, there were no impairment indicators present; as a result, no impairment assessments were required.
    Refer to NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS and NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS for further information.

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
Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 include money market funds and treasury bonds. Valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. Cash equivalents classified in Level 2 include commercial paper and certificates of deposit. Valuation of these instruments is determined using financial models that use as their basis readily observable market parameters.
Derivative Financial Instruments
Derivative financial instruments valued using financial models that use as their basis readily observable market parameters are classified within Level 2 of the valuation hierarchy. Such derivative financial instruments include our commodity hedging instruments. Derivative financial instruments that are valued based upon models with significant unobservable market parameters and are normally traded less actively, are classified within Level 3 of the valuation hierarchy.
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
We recognize the funded or unfunded status of our postretirement benefit obligations on our December 31, 2017 and 2016 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the retirement obligations, the amount of the surplus is recorded as an asset; if the retirement obligations exceed the plan assets, the amount of the underfunded obligations is recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are recorded as Accumulated other comprehensive loss in the Statements of Consolidated Financial Position.

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
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flows. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC 410, Asset Retirement and Environmental Obligations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments. In 2017, we employed a third-party specialist to assist in the evaluation.
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
Environmental Remediation Costs
We have a formal policy for environmental protection and restoration. Our mining and exploration activities are subject to various laws and regulations governing protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities, including obligations for known environmental remediation exposures at active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no point in the range being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements reasonably can be estimated. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. Potential insurance recoveries have not been reflected in the determination of the liabilities. See NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
Revenue Recognition
We sell our products pursuant to comprehensive supply agreements negotiated and executed with our customers. Revenue is recognized from a sale when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product is delivered in accordance with shipping terms, title and risk of loss have transferred to the customer in accordance with the specified provisions of each supply agreement and collection of the sales price reasonably is assured. Our U.S. Iron Ore and Asia Pacific Iron Ore supply agreements provide that title and risk of loss transfer to the customer either upon loading of the vessel, shipment or, as is the case with some of our U.S. Iron Ore supply agreements, when payment is received. Under certain supply agreements, we ship the product to ports on the lower Great Lakes or to the customers’ facilities prior to the transfer of title. Our rationale for shipping iron ore products to certain customers and retaining title until payment is received for these products is to minimize credit risk exposure.

Sales are recorded at a sales price specified in the relevant supply agreements resulting in revenue and a receivable at the time of sale. The majority of our contracts have pricing mechanisms that require price estimation at the time of delivery with price finalization at a future period. Upon revenue recognition for provisionally priced sales, a derivative is created for the difference between the sales price used and expected future settlement price. The derivative is adjusted to fair value through Product revenues as a revenue adjustment each reporting period based upon current market data and forward-looking estimates determined by management until the final sales price is determined. The principal risks associated with recognition of sales on a provisional basis include iron ore price, index pellet premiums and index freight fluctuations between the date initially recorded and the date of final settlement. For revenue recognition, we estimate the future settlement rate; however, if significant changes in inputs occur between the provisional pricing date and the final settlement date, we might be required to either return a portion of the sales proceeds received or bill for the additional sales proceeds due based on the provisional sales price. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
In addition, certain supply agreements with one customer include provisions for supplemental revenue or refunds based on the customer's average annual steel pricing or an average annual daily market price for hot-rolled coil steel the year the product is consumed in the customer’s blast furnaces. We account for this provision as a free standing derivative instrument at the time of sale and record this provision at fair value until the year the product is consumed and the amounts are settled as an adjustment to Product revenues. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
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
Deferred Revenue
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales were classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of December 31, 2017 and 2016, installment amounts received in excess of sales totaled $64.2 million and $77.1 million, respectively. As of December 31, 2017, deferred revenue of $12.8 million was recorded in Other current liabilities and $51.4 million was recorded as long-term in Other liabilities in the Statements of Consolidated Financial Position, related to this agreement. As of December 31, 2016, deferred revenue of $12.8 million was recorded in Other current liabilities and $64.3 million was recorded as long-term in Other liabilities in the Statements of Consolidated Financial Position, related to this agreement.
In 2017 and 2016, due to the payment terms and the timing of cash receipts near year-end, cash receipts exceeded shipments for certain customers. Revenue recognition on these transactions totaling $9.6 million and $3.4 million was deferred on the Statements of Consolidated Financial Position for the years ended December 31, 2017 and 2016, respectively.
Cost of Goods Sold
Cost of goods sold and operating expenses represents all direct and indirect costs and expenses applicable to the sales from our mining operations. Operating expenses primarily represent the portion of the Tilden mining venture costs prior to our 100% ownership; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine until we acquired the remaining 15% noncontrolling interest during 2017. The mining venture functioned as a captive cost company, supplying product only to its owners effectively for the cost of production. Accordingly, the noncontrolling interests’ revenue amounts are stated at cost of production and are offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected for the noncontrolling partner participant. As we were responsible for product fulfillment under the venture, we acted as a principal in the transaction and, accordingly, recorded revenue under these arrangements on a gross basis.

In some circumstances, as requested by the customer, we will coordinate and ship our product via vessel directly to the port nearest to the customer's blast furnace. In this type of contract, the customer will pay one amount inclusive of both product and freight. We recognize revenue for both product revenue and the amount reimbursed for the vessel freight to the final port. We separate these revenue types in the Statements of Consolidated Operations. Accordingly, the revenue we record for freight is offset by an equal amount included in Cost of goods sold and operating expenses for costs we incur for that freight, resulting in no impact on sales margin.
The following table is a summary of reimbursements in our U.S. Iron Ore operations for the years ended December 31, 2017, 2016 and 2015:

	(In Millions)
	Year Ended December 31,
	2017	2016	2015
Reimbursements for:
Freight	$166.7	$106.8	$105.3
Venture partners’ cost	54.7	68.0	52.0
Total reimbursements	$221.4	$174.8	$157.3
We sell a portion of our Asia Pacific Iron Ore product on a CFR basis. As a result, $19.6 million, $20.7 million and $23.6 million of freight was included in Cost of goods sold and operating expenses for the years ended December 31, 2017, 2016 and 2015, respectively.
Where we have joint ownership of a mine, such as Hibbing and up to the point at which we purchased the remaining interest in Tilden, our contracts entitle us to receive management fees or royalties, which we earn as the pellets are produced.
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
Upon vesting of share-based compensation awards, we issue shares from treasury shares before issuing new shares. Forfeitures are recognized when they occur.
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
Canadian Operations
As more fully described in NOTE 14 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the commencement of CCAA proceedings for the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations as well as costs to exit are classified as discontinued operations.
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

The following represents the net gain (loss) related to impact of transaction gains and losses resulting from remeasurement for the years ended December 31, 2017, 2016 and 2015:

	(In Millions)
	2017	2016	2015
Remeasurement of intercompany loans	$16.6	$(16.6)	$11.5
Remeasurement of cash and cash equivalents	(2.5)	(1.0)	1.5
Other remeasurement	(2.7)	0.8	3.3
Net gain (loss) related to impact of transaction gains and losses resulting from remeasurement	$11.4	$(16.8)	$16.3
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
Holders of the 1.50% 2025 Convertible Senior Notes may convert their notes during any quarter between April 1, 2018 and July 15, 2024 where our share price exceeds 130% of the conversion price for 20 trading days during a 30 trading day period. Holders of the 1.50% 2025 Convertible Senior Notes may also convert their notes during any quarter between April 1, 2018 and July 15, 2024 during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion price on each such trading day. If our common shares rise in value above the conversion price, diluted EPS will be calculated based on the treasury-stock method with the number of dilutive shares being calculated based on the difference in the average share price and the conversion price. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect. See NOTE 19 - EARNINGS PER SHARE for further information.
Recent Accounting Pronouncements
Issued and Adopted
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The new standard simplifies hedge accounting through changes to both designation and measurement requirements.  For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements.  We elected to early adopt ASU No. 2017-12 for the year ended December 31, 2017. The adoption of this standard required retrospective adoption, but did not impact prior-period financial results.
Issued and Not Effective
In May 2014, the FASB issued ASU No. 2014-09, Revenues from Contracts with Customers (Topic 606). The new revenue guidance broadly replaces the revenue guidance provided throughout the Codification. The core principle of the revenue guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Reporting entities must prepare new disclosures providing qualitative and quantitative information on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. New disclosures also include qualitative and quantitative information on significant judgments, changes in judgments, and contract acquisition assets. We will adopt the standard on its effective date of January 1, 2018 using the modified retrospective transition method. As of December 31, 2017, we have completed the evaluation of the new standard and the related review and assessment of all existing contracts with our customers. Under Topic 606, revenue will generally be recognized upon delivery for our U.S. Iron Ore customers, which in most cases is earlier than under the previous guidance. As an example, for certain iron ore shipments where revenue is deferred currently as title does not transfer until payment is received, under Topic 606, we will recognize revenue when control transfers, generally upon delivery. Due to the closure of the Soo Locks and the Welland Canal during the winter months, our revenues will be lower than historical levels during the first quarter and higher than historical levels during the remaining three quarters in future years. However, the total amount of revenue recognized during the year should remain substantially the same as under current GAAP. We do not anticipate any significant changes in the timing and pattern of revenue recognition for our Asia Pacific Iron Ore contracts. In addition to the timing impacts, we anticipate the primary impact on a full-year basis of the adoption on our consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. As a result of the adoption of the new standard on January 1, 2018, we expect to record a cumulative transition adjustment of between $30 million and $35 million to Retained deficit in our Statements of Consolidated Financial Position related to shipments made in 2017 that would have been recognized as revenue in 2018 under the previous accounting guidance.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires the service cost component of pension and other postretirement benefit expenses to be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of ASU No. 2017-07 in the first quarter of 2018 will impact the Statements of Consolidated Operations by changing our classification of the components of pension and OPEB costs; however, it will not impact our Net Income (Loss). The following represents the estimated impact from the adoption of ASU No. 2017-07 for the year ended December 31, 2017:

	($ in Millions)
	Year Ended December 31, 2017
		Estimate
Financial Statement Line Impacted	As Reported	Adoption of ASU No. 2017-07	As Adjusted
Cost of goods sold and operating expenses	$(1,828.5)	$2.4	$(1,826.1)
Selling, general and administrative expenses	$(105.8)	$(7.7)	$(113.5)
Miscellaneous - net	$27.7	$(1.7)	$26.0
Operating income	$423.6	$(7.0)	$416.6
Other non-operating income	$3.2	$7.0	$10.2
Net Income	$363.1	$—	$363.1
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. We plan to adopt the standard on its effective date of January 1, 2019. The new standard must be adopted using a modified retrospective approach and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently finalizing our implementation plan, compiling an inventory of existing leases and evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.
NOTE 2 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment product revenues in 2017, 2016 or 2015.
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
The following tables present a summary of our reportable segments for the years ended December 31, 2017, 2016 and 2015, including a reconciliation of segment sales margin to Income from continuing operations before income taxes and equity loss from ventures and a reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:

	(In Millions)
	2017		2016		2015
Revenues from product sales and services:
U.S. Iron Ore	$1,866.0	80%	$1,554.5	74%	$1,525.4	76%
Asia Pacific Iron Ore	464.2	20%	554.5	26%	487.9	24%
Total revenues from product sales and services	$2,330.2	100%	$2,109.0	100%	$2,013.3	100%

Sales margin:
U.S. Iron Ore	$465.4		$275.7		$227.1
Asia Pacific Iron Ore	36.3		113.6		9.4
Sales margin	501.7		389.3		236.5
Other operating expense	(78.1)		(148.5)		(85.2)
Other income (expense)	(294.2)		(33.8)		161.8
Income from continuing operations before income taxes and equity loss from ventures	$129.4		$207.0		$313.1

	(In Millions)
	2017	2016	2015
Net income (loss)	$363.1	$199.3	$(748.4)
Less:
Interest expense, net	(132.0)	(200.5)	(231.4)
Income tax benefit (expense)	252.4	12.2	(163.3)
Depreciation, depletion and amortization	(87.7)	(115.4)	(134.0)
Total EBITDA	$330.4	$503.0	$(219.7)
Less:
Gain (loss) on extinguishment/restructuring of debt	$(165.4)	$166.3	$392.9
Impact of discontinued operations	(18.7)	(19.9)	(892.0)
Foreign exchange remeasurement	11.4	(16.8)	16.3
Severance and contractor termination costs	—	(0.1)	(10.2)
Supplies inventory adjustment	(1.8)	—	(16.3)
Impairment of other long-lived assets	—	—	(3.3)
Total Adjusted EBITDA	$504.9	$373.5	$292.9

EBITDA:
U.S. Iron Ore	$534.9	$342.4	$317.6
Asia Pacific Iron Ore	40.7	128.3	35.3
Other (including discontinued operations)	(245.2)	32.3	(572.6)
Total EBITDA	$330.4	$503.0	$(219.7)

Adjusted EBITDA:
U.S. Iron Ore	$559.4	$359.6	$352.1
Asia Pacific Iron Ore	50.4	132.9	32.7
Other	(104.9)	(119.0)	(91.9)
Total Adjusted EBITDA	$504.9	$373.5	$292.9

	(In Millions)
	2017	2016	2015
Depreciation, depletion and amortization:
U.S. Iron Ore	$66.6	$84.0	$98.9
Asia Pacific Iron Ore	14.3	25.1	25.3
Other	6.8	6.3	6.6
Total depreciation, depletion and amortization	$87.7	$115.4	$130.8

Capital additions[1]:
U.S. Iron Ore	$136.8	$62.2	$58.2
Asia Pacific Iron Ore	2.8	0.2	5.4
Other[2]	16.4	6.1	8.6
Total capital additions	$156.0	$68.5	$72.2

[1] Includes capital lease additions and non-cash accruals. Refer to NOTE 17 - CASH FLOW INFORMATION.
[2] Includes spend related to our HBI project.
A summary of assets by segment is as follows:

	(In Millions)
	December 31, 2017	December 31, 2016	December 31, 2015
Assets:
U.S. Iron Ore	$1,500.6	$1,372.5	$1,476.4
Asia Pacific Iron Ore	138.8	155.1	202.5
Total segment assets	1,639.4	1,527.6	1,678.9
Corporate	1,314.0	396.3	441.7
Assets of discontinued operations	—	—	14.9
Total assets	$2,953.4	$1,923.9	$2,135.5
Included in the consolidated financial statements are the following amounts relating to geographic location:

	(In Millions)
	2017	2016	2015
Revenues from product sales and services
United States	$1,504.5	$1,236.2	$1,206.4
China	364.7	452.5	370.8
Canada	206.2	267.1	282.4
Other countries	254.8	153.2	153.7
Total revenues from product sales and services	$2,330.2	$2,109.0	$2,013.3
Property, Plant and Equipment, Net
United States	$1,033.8	$961.0	$1,012.7
Australia	17.2	23.4	46.3
Total Property, Plant and Equipment, Net	$1,051.0	$984.4	$1,059.0
Concentrations in Revenue
In 2017 and 2016, two customers individually accounted for more than 10% of our consolidated product revenue and in 2015, three customers individually accounted for more than 10% of our consolidated product revenue. Total product revenue from these customers represents $1.3 billion, $1.1 billion and $1.3 billion of our total consolidated product revenue in 2017, 2016 and 2015, respectively, and is attributable to our U.S. Iron Ore business segment.

The following table represents the percentage of our total Revenues from product sales and services contributed by each category of products and services in 2017, 2016 and 2015:

	2017	2016	2015
Revenue category
Product	90%	91%	91%
Freight and venture partners’ cost reimbursements	10%	9%	9%
Total revenues from product sales and services	100%	100%	100%
NOTE 3 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position as of December 31, 2017 and 2016:

	(In Millions)
	December 31, 2017			December 31, 2016
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$127.1	$11.3	$138.4	$124.4	$12.6	$137.0
Asia Pacific Iron Ore	33.3	11.7	45.0	23.6	17.8	41.4
Total	$160.4	$23.0	$183.4	$148.0	$30.4	$178.4
U.S. Iron Ore
The excess of current cost over LIFO cost of iron ore inventories was $96.2 million and $78.5 million at December 31, 2017 and 2016, respectively. As of December 31, 2017, the product inventory balance for U.S. Iron Ore increased, resulting in a LIFO increment in 2017. The effect of the inventory build was an increase in Inventories of $6.2 million in the Statements of Consolidated Financial Position for the year ended December 31, 2017. As of December 31, 2016, the product inventory balance for U.S. Iron Ore declined, resulting in the liquidation of a LIFO layer in 2016. The effect of the inventory reduction was an increase in Cost of goods sold and operating expenses of $8.8 million in the Statements of Consolidated Financial Position for the year ended December 31, 2016.
Asia Pacific Iron Ore
We recorded a lower of cost or net realizable value inventory charge of $1.8 million related to work-in process inventory in Cost of goods sold and operating expenses in the Statements of Consolidated Operations for the year ended December 31, 2017. The charge was predominantly a result of the decline in our realized revenue rate as well as the additional production and transportation costs required to be incurred in order for our work-in process inventory to be ready for sale. There were no LCM inventory adjustments recorded for the year ended December 31, 2016.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our consolidated depreciable assets as of December 31, 2017 and 2016:

	(In Millions)
	December 31,
	2017	2016
Land rights and mineral rights	$549.6	$500.5
Office and information technology	66.3	65.1
Buildings	86.8	67.9
Mining equipment	594.4	592.2
Processing equipment	617.0	552.0
Electric power facilities	57.0	49.4
Land improvements	23.7	23.5
Asset retirement obligation	19.2	19.8
Other	30.3	28.1
Construction in-progress	35.1	42.8
	2,079.4	1,941.3
Allowance for depreciation and depletion	(1,028.4)	(956.9)
	$1,051.0	$984.4
We recorded depreciation expense of $78.8 million, $106.8 million and $119.2 million in the Statements of Consolidated Operations for the years ended December 31, 2017, 2016 and 2015, respectively.
Our asset groups consist of the assets and liabilities of our mines and associated reserves. The lowest level of identifiable cash flows largely is at the U.S. Iron Ore and Asia Pacific Iron Ore segment levels. For the years ended December 31, 2017 and 2015, although certain factors indicated that the carrying value of certain asset groups may not be recoverable, an assessment for the potential impairment was performed and an impairment adjustment was not required. For the year ended December 31, 2016, there were no factors present that indicated the carrying value of certain asset groups would not be recoverable; therefore, additional impairment assessments were not required.
The net book value of the land rights and mineral rights as of December 31, 2017 and 2016 is as follows:

	(In Millions)
	December 31,
	2017	2016
Land rights	$12.4	$11.6
Mineral rights:
Cost	$537.2	$488.9
Depletion	(119.1)	(112.2)
Net mineral rights	$418.1	$376.7
Accumulated depletion relating to mineral rights, which was recorded using the unit-of-production method, is included in Cost of goods sold and operating expenses. We recorded depletion expense of $6.8 million, $3.8 million and $7.4 million in the Statements of Consolidated Operations for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 5 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt as of December 31, 2017 and 2016:

($ in Millions)
December 31, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Senior Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(7.1)	$(2.6)	$390.3
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.1)	88.6
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.6)	(85.6)	224.1
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,075.0	(11.3)	(16.5)	1,047.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.4)	(3.4)	292.6
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.4
Long-term debt					$2,304.2

($ in Millions)
December 31, 2016
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Undiscounted Interest/(Unamortized Discounts)	Total Debt
Senior Secured Notes
$540 Million 8.25% 2020 First Lien Notes	9.97%	$540.0	$(8.0)	$(25.7)	$506.3
$218.5 Million 8.00% 2020 1.5 Lien Notes	N/A	218.5	—	65.7	284.2
$544.2 Million 7.75% 2020 Second Lien Notes	15.55%	430.1	(5.8)	(85.2)	339.1
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	225.6	(0.6)	(0.5)	224.5
$500 Million 4.80% 2020 Senior Notes	4.83%	236.8	(0.7)	(0.2)	235.9
$700 Million 4.875% 2021 Senior Notes	4.89%	309.4	(1.0)	(0.2)	308.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.5)	(3.4)	292.5
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.9
Long-term debt					$2,192.6
Less current portion					17.5
Long-term debt					$2,175.1
$1.075 Billion 5.75% 2025 Senior Notes - 2017 Offering
On February 27, 2017, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance of $500 million aggregate principal amount of 5.75% 2025 Senior Notes. On August 7, 2017, we issued an additional $575 million aggregate principal amount of our 5.75% 2025 Senior Notes. The second tranche was issued at 97.0% of face value. The 5.75% 2025 Senior Notes were issued in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of the offerings, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.75% 2025 Senior Notes for publicly registered notes within 365 days of the closing date, with all significant terms and conditions remaining the same.
The 5.75% 2025 Senior Notes bear interest at a rate of 5.75% per annum, which is payable semi-annually in arrears on March 1 and September 1 of each year, which commenced on September 1, 2017. The 5.75% 2025 Senior Notes mature on March 1, 2025.
The 5.75% 2025 Senior Notes are general unsecured senior obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and rank senior in right of payment to all of our existing and future subordinated indebtedness. The 5.75% 2025 Senior Notes are effectively subordinated to our existing or future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 5.75% 2025 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 5.75% 2025 Senior Notes.
The terms of the 5.75% 2025 Senior Notes are governed by an indenture, which contains customary covenants that, among other things, limit our and our subsidiaries' ability to create liens on property that secure indebtedness, enter into sale and leaseback transactions and merge, consolidate or amalgamate with another company. Upon the occurrence of a “change of control triggering event,” as defined in the indenture, we are required to offer to repurchase the 5.75% 2025 Senior Notes at 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.
We may redeem the 5.75% 2025 Senior Notes, in whole or in part, on or after March 1, 2020, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and prior to March 1, 2020, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. We may also redeem up to 35% of the aggregate principal amount of the 5.75% 2025 Senior Notes on or prior to March 1, 2020 at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings.
The 5.75% 2025 Senior Notes indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency and failure to pay certain judgments. An event of default under the indenture will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding notes issued under the indenture to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 5.75% 2025 Senior Notes.
Debt issuance costs of $12.4 million were incurred related to the offering of the 5.75% 2025 Senior Notes, $11.3 million of which is included in Long-term debt in the Statements of Consolidated Financial Position as of December 31, 2017.
$400 Million 4.875% 2024 Senior Secured Notes - 2017 Offering
On December 19, 2017, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, relating to the issuance of $400 million aggregate principal amount of 4.875% 2024 Senior Secured Notes at 99.347% of face value. The 4.875% 2024 Senior Secured Notes were issued in a private transaction exempt from the registration requirements of the Securities Act. The 4.875% 2024 Senior Secured Notes have not been, and will not be, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
The 4.875% 2024 Senior Secured Notes bear interest at a rate of 4.875% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2018. The 4.875% 2024 Senior Secured Notes mature on January 15, 2024 and are secured senior obligations of the Company.
The 4.875% 2024 Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and will be secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien on substantially all of our assets and the assets of the Guarantors (other than accounts receivable and other rights to payment, inventory, as-extracted collateral, certain investment property, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets and proceeds and products of each of the foregoing (collectively, the “ABL Collateral”)), and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien for the benefit of the lenders under the Company’s senior secured asset-based credit facility.
The terms of the 4.875% 2024 Senior Secured Notes are governed by the Secured Notes Indenture. The Secured Notes Indenture contains customary covenants that, among other things, limit our and our subsidiaries’ ability to create certain liens on property that secure indebtedness, use proceeds of dispositions of collateral, enter into sale and leaseback transactions, merge or consolidate with another company, and transfer or sell all or substantially all of our assets. Upon the occurrence of a “change of control triggering event,” as defined in the Secured Notes Indenture, we are required to offer to repurchase the 4.875% 2024 Senior Secured Notes at 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.
We may redeem any of the Secured Notes beginning on January 15, 2021. The initial redemption price is 102.438% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The redemption price will decline each year after January 15, 2021 and will be 100% of their principal amount, plus accrued interest, beginning on January 15, 2023. We may also redeem some or all of the 4.875% 2024 Senior Secured Notes at any time and from time to time prior to January 15, 2021 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 10% of the original aggregate principal amount of the 4.875% 2024 Senior Secured Notes (calculated after giving effect to any issuance of additional 4.875% 2024 Senior Secured Notes) per year prior to January 15, 2021 at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In addition, at any time and from time to time on or prior to January 15, 2021, we may redeem in the aggregate up to 35% of the original aggregate principal amount of the Secured Notes (calculated after giving effect to any issuance of additional 4.875% 2024 Senior Secured Notes) with the net cash proceeds of certain equity offerings, at a redemption price of 104.875%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the original aggregate principal amount of the 4.875% 2024 Senior Secured Notes (calculated after giving effect to any issuance of additional 4.875% 2024 Senior Secured Notes) issued under the Secured Notes Indenture remain outstanding after each such redemption.
The Secured Notes Indenture contains customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to pay or acceleration of certain other indebtedness, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the Secured Notes Indenture will allow either the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 4.875% 2024 Senior Secured Notes to accelerate, or in certain cases, will automatically cause the acceleration of, the amounts due under the 4.875% 2024 Senior Secured Notes.
Debt issuance costs of $7.1 million were incurred related to the offering of the 4.875% 2024 Senior Secured Notes and are included in Long-term debt in the Statements of Consolidated Financial Position as of December 31, 2017.
$316.25 Million 1.50% 2025 Convertible Senior Notes - 2017 Offering
On December 19, 2017, we issued $316.25 million aggregate principal amount of 1.50% 2025 Convertible Senior Notes. The 1.50% 2025 Convertible Senior Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The 1.50% 2025 Convertible Senior Notes mature on January 15, 2025.
Holders may convert their 1.50% 2025 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common shares, par value $0.125 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five-consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of 1.50% 2025 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate on each such trading day; (3) if we call the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after July 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.50% 2025 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.
The conversion rate will initially be 122.4365 common shares per $1,000 principal amount of 1.50% 2025 Convertible Senior Notes (equivalent to an initial conversion price of $8.17 per common share). The conversion rate will be subject to adjustment in some circumstances but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 1.50% 2025 Convertible Senior Notes in connection with such a corporate event or notice of redemption, as the case may be.
We may not redeem the 1.50% 2025 Convertible Senior Notes prior to January 15, 2022. We may redeem all or any portion of the 1.50% 2025 Convertible Senior Notes, for cash at our option on or after January 15, 2022 if the last reported sale price of our common shares has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 1.50% 2025 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 1.50% 2025 Convertible Senior Notes.
It is our current intent to settle conversions through combination settlement with a specified dollar amount per $1,000 principal amount of notes of $1,000.  Our ability to settle conversions through combination settlement and cash settlement will be subject to restrictions in the agreement governing our ABL Facility and may be subject to restrictions in agreements governing our future debt.
If we undergo a fundamental change as defined in the indenture, holders may require us to repurchase for cash all or any portion of their 1.50% 2025 Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 1.50% 2025 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 1.50% 2025 Convertible Senior Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.50% 2025 Convertible Senior Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
In accounting for the issuance of the notes, we separated the 1.50% 2025 Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component of $85.9 million representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes. The difference represents the debt discount that is amortized to interest expense over the term of the notes. The equity component is not remeasured as long as it continues to qualify for equity classification.
We allocated the total debt issuance costs incurred to the notes on a prorated basis using the aggregate principal balance. In accounting for the debt issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components. The issuance costs attributable to the equity component was netted against the equity component in Capital in excess of par value of shares for a net amount of $83.4 million. Debt issuance costs of $9.1 million were incurred related to the offering of the Secured Notes, $6.6 million of which are included in Long-term debt and $2.5 million of which are included in Capital in excess of par value of shares in the Statements of Consolidated Financial Position as of December 31, 2017.
Other Outstanding Unsecured Senior Notes
The following represents a summary of our unsecured senior notes' maturity and interest payable due dates:

Debt Instrument	Maturity	Interest Payable (until maturity)
$400 Million 5.90% 2020 Senior Notes	March 15, 2020	March 15 and September 15
$500 Million 4.80% 2020 Senior Notes	October 1, 2020	April 1 and October 1
$700 Million 4.875% 2021 Senior Notes	April 1, 2021	April 1 and October 1
$800 Million 6.25% 2040 Senior Notes	October 1, 2040	April 1 and October 1

The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts.
The senior notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The senior notes are redeemable at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 35 basis points with respect to the 5.90% 2020 Senior Notes and 4.80% 2020 Senior Notes, 25 basis points with respect to the 4.875% 2021 Senior Notes and 40 basis points with respect to the 6.25% 2040 Senior Notes, plus, in each case, accrued and unpaid interest to the date of redemption. However, if the 4.875% 2021 Senior Notes are redeemed on or after the date that is three months prior to their maturity date, the 4.875% 2021 Senior Notes will be redeemed at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the date of redemption.
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
Debt Extinguishments - 2017
During the year ended December 31, 2017, we issued 63.25 million common shares in an underwritten public offering. We received net proceeds of $661.3 million at a public offering price of $10.75 per common share. The net proceeds from the issuance of our common shares and the net proceeds from the issuance of $1.075 billion 5.75% 2025 Senior Notes were used to redeem in full all of our outstanding 8.25% 2020 First Lien Notes, 8.00% 2020 1.5 Lien Notes and 7.75% 2020 Second Lien Notes. Additionally, through tender offers, we purchased certain of our 5.90% 2020 Senior Notes, our 4.80% 2020 Senior Notes and our 4.875% 2021 Senior Notes. The aggregate principal amount outstanding of debt redeemed was $1.611 billion, which resulted in a loss on extinguishment of $165.4 million.
The following is a summary of the debt extinguished during the year ended December 31, 2017 and the respective gain (loss) on extinguishment for the year ended December 31, 2017:

(In Millions)
	Year Ended December 31, 2017
	Debt Extinguished	Gain (Loss) on Extinguishment[1]
Secured Notes
$540 Million 8.25% 2020 First Lien Notes	$540.0	$(93.5)
$218.5 Million 8.00% 2020 1.5 Lien Notes	218.5	45.1
$544.2 Million 7.75% 2020 Second Lien Notes	430.1	(104.5)
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	136.7	(7.8)
$500 Million 4.80% 2020 Senior Notes	114.4	(1.9)
$700 Million 4.875% 2021 Senior Notes	171.0	(2.8)
	$1,610.7	$(165.4)

[1] This includes premiums paid related to the redemption of our notes of $110.0 million.
Debt Extinguishments/Restructuring - 2016
8.00% 2020 1.5 Lien Notes Exchange
On March 2, 2016, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to our issuance of $218.5 million aggregate principal amount of 8.00% 2020 1.5 Lien Notes. The 8.00% 2020 1.5 Lien Notes were issued in exchange offers for certain of our existing senior notes.

We accounted for the 8.00% 2020 1.5 Lien Notes exchange as a troubled debt restructuring. For an exchange classified as a troubled debt restructuring, if the future undiscounted cash flows of the newly issued debt are less than the net carrying value of the original debt, the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount, a gain is recorded for the difference and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value.  Accordingly, we recognized a gain of $174.3 million in the Gain (loss) on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016. Debt issuance costs incurred of $5.2 million related to the notes exchange were expensed and were included in the Gain (loss) on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016. As of December 31, 2016, $17.5 million of the undiscounted interest was recorded as current and classified as Other current liabilities in the Statements of Consolidated Financial Position.
The following is a summary of the debt exchanged for our $218.5 million 8.00% 2020 1.5 Lien Notes:

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
During the year ended December 31, 2016, we entered into a series of privately negotiated exchange agreements whereby we issued an aggregate of 8.2 million common shares in exchange for $10.0 million aggregate principal amount of our 3.95% 2018 Senior Notes, $20.1 million aggregate principal amount of our 4.80% 2020 Senior Notes and $26.8 million aggregate principal amount of our 4.875% 2021 Senior Notes. There were no exchanges that represented more than 1% of our outstanding common shares during any quarter. Accordingly, we recognized a gain of $11.3 million in Gain (loss) on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016.
Other Debt Redemptions
Our 3.95% 2018 Senior Notes were redeemed in whole on September 16, 2016 at a total redemption price of $301.0 million, which included $283.6 million outstanding aggregate principal. As a result, we recorded a $19.9 million pre-tax loss on full retirement of long-term debt in the third quarter of 2016, which consisted of debt redemption premiums of $17.4 million and expenses of $2.5 million related to the write-off of unamortized debt issuance costs, unamortized bond discount and deferred losses on interest rate swaps. The loss was recorded against the Gain (loss) on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016.
During the year ended December 31, 2016, we purchased with cash $5.0 million of our outstanding 4.80% 2020 Senior Notes, which resulted in a gain on extinguishment of $0.6 million.

Debt Maturities
The following represents a summary of our maturities of debt instruments, excluding borrowings on the ABL Facility, based on the principal amounts outstanding at December 31, 2017:

(In Millions)
Maturities of Debt
2018	$—
2019	—
2020	211.3
2021	138.4
2022	—
2023 and thereafter	2,089.7
Total maturities of debt	$2,439.4
ABL Facility
On March 30, 2015, we entered into a senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility will mature upon the earlier of March 30, 2020 or 60 days prior to the maturity of the First Lien Notes and certain other material debt, and provides for up to $550.0 million in borrowings, comprised of (i) a $450.0 million U.S. tranche, including a $250.0 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) a $100.0 million Australian tranche, including a $50.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. Availability under both the U.S. tranche and Australian tranche of the ABL Facility is limited to an eligible U.S. borrowing base and Australian borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
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
Borrowings under the ABL Facility bear interest, at our option, at a base rate, an Australian base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. The base rate is equal to the greater of the federal funds rate plus ½ of 1%, the LIBOR rate based on a one-month interest period plus 1% and the floating rate announced by Bank of America Merrill Lynch as its “prime rate.” The Australian base rate is equal to the LIBOR rate as of 11:00 a.m. on the first business day of each month for a one-month period. The LIBOR rate is a per annum fixed rate equal to LIBOR with respect to the applicable interest period and amount of LIBOR rate loan requested.
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
As of December 31, 2017 and 2016, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
As of December 31, 2017, no loans were drawn under the ABL Facility and we had total availability of $273.2 million as a result of borrowing base limitations. As of December 31, 2017, the principal amount of letter of credit obligations totaled $46.5 million, thereby further reducing available borrowing capacity on our ABL Facility to $226.7 million.
As of December 31, 2016, no loans were drawn under the ABL Facility and we had total availability of $333.0 million as a result of borrowing base limitations. As of December 31, 2016, the principal amount of letter of credit obligations totaled $106.0 million, thereby further reducing available borrowing capacity to $227.0 million.
Letters of Credit
We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation and environmental obligations. As of December 31, 2017 and 2016, these letter of credit obligations totaled $46.5 million and $106.0 million, respectively.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities of the Company measured at fair value at December 31, 2017 and 2016:

	(In Millions)
	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$66.3	$550.6	$—	$616.9
Derivative assets	—	—	39.4	39.4
Total	$66.3	$550.6	$39.4	$656.3
Liabilities:
Derivative liabilities	$—	$0.3	$2.4	$2.7
Total	$—	$0.3	$2.4	$2.7

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$177.0	$—	$—	$177.0
Derivative assets	—	1.5	31.6	33.1
Total	$177.0	$1.5	$31.6	$210.1
Liabilities:
Derivative liabilities	$—	$—	$0.5	$0.5
Total	$—	$—	$0.5	$0.5
Financial assets classified in Level 1 as of December 31, 2017, include money market funds and treasury bonds of $66.3 million. Financial assets classified in Level 1 as of December 31, 2016, include money market funds of $177.0 million. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 assets included $550.6 million of commercial paper and certificates of deposit at December 31, 2017 and $1.5 million of commodity hedge contracts at December 31, 2016. Level 2 liabilities included $0.3 million of commodity hedge contracts at December 31, 2017.
The Level 3 assets and liabilities include derivative assets that consist of freestanding derivative instruments related to certain supply agreements with one of our U.S. Iron Ore customers and derivative assets and liabilities related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers.
The supply agreements included in our Level 3 assets include provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust these provisions to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instruments are determined using a market approach based on the estimate of the average annual daily market price for hot-rolled coil steel. In the new contract that commenced in 2017, this supplemental revenue and refund data source changed from the customer's average annual steel price to an average annual daily market price for hot-rolled coil steel for one of our supply agreements. This estimate takes into consideration current market conditions and nonperformance risk. We had assets of $37.9 million and $21.3 million at December 31, 2017 and 2016, respectively, related to supply agreements.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. We had assets of $1.5 million and $10.3 million at December 31, 2017 and 2016, respectively, related to provisional pricing arrangements. In addition, we had liabilities of $2.4 million and $0.5 million related to provisional pricing arrangements at December 31, 2017 and 2016, respectively.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
($ in millions)	Fair Value at December 31, 2017	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer Supply Agreement	$37.9	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$655
Provisional Pricing Arrangements	$1.5	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$72 - $74 ($72)
Provisional Pricing Arrangements	$2.4	Other current liabilities	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$72 - $74 ($72)
The significant unobservable input used in the fair value measurement of our customer supply agreement is an estimate determined by management including the forward-looking estimate for the average annual daily market price for hot-rolled coil steel.
The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements are management’s estimates of Platts 62% Price based upon current market data and index pricing, of which includes forward-looking estimates determined by management.

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2017 and 2016. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	(In Millions)
	Derivative Assets (Level 3)		Derivative Liabilities (Level 3)
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Beginning balance - January 1	$31.6	$7.8	$(0.5)	$(3.4)
Total gains (losses)
Included in earnings	195.8	103.8	(91.1)	(14.1)
Settlements	(188.0)	(80.0)	89.2	17.0
Ending balance - December 31	$39.4	$31.6	$(2.4)	$(0.5)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets still held at the reporting date	$39.4	$23.7	$(2.4)	$(0.5)
Gains and losses included in earnings are reported in Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2017 and 2016.
The carrying amount for certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Accrued expenses) approximate fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments at December 31, 2017 and 2016 is as follows:

		(In Millions)
		December 31, 2017		December 31, 2016
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$390.3	$398.0	$—	$—
$540 Million 8.25% 2020 First Lien Notes	Level 1	—	—	506.3	595.0
$218.5 Million 8.00% 2020 1.5 Lien Notes	Level 2	—	—	284.2	229.5
$544.2 Million 7.75% 2020 Second Lien Notes	Level 1	—	—	339.1	439.7
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	Level 1	88.6	88.0	224.5	219.6
$500 Million 4.80% 2020 Senior Notes	Level 1	122.0	118.8	235.9	221.1
$700 Million 4.875% 2021 Senior Notes	Level 1	138.0	130.8	308.2	283.1
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	224.1	352.9	—	—
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	1,047.2	1,029.3	—	—
$800 Million 6.25% 2040 Senior Notes	Level 1	292.6	227.1	292.5	234.7
ABL Facility	Level 2	—	—	—	—
Fair Value Adjustment to Interest Rate Hedge	Level 2	1.4	1.4	1.9	1.9
Total long-term debt		$2,304.2	$2,346.3	$2,192.6	$2,224.6

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
We offer retiree medical coverage to hourly retirees of our USW-represented mines. The 2015 USW agreement set fixed monthly medical premiums for participants who retired prior to January 1, 2015. These fixed premiums will expire on December 31, 2018 and revert to increasing premiums based a cost-sharing formula. The agreements also provide for an OPEB cap that limits the amount of contributions that we have to make toward retiree medical insurance coverage for each retiree and spouse of a retiree per calendar year who retired on or after January 1, 2015.  The amount of the annual OPEB cap is based upon the gross plan costs we incurred in 2014. The OPEB cap does not apply to surviving spouses.
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
The following table summarizes the annual expense (income) recognized related to the retirement plans for 2017, 2016 and 2015:

	(In Millions)
	2017	2016	2015
Defined benefit pension plans	$18.0	$16.5	$23.9
Defined contribution pension plans	2.9	2.8	3.6
Other postretirement benefits	(6.1)	(4.0)	4.4
Total	$14.8	$15.3	$31.9

Obligations and Funded Status
The following tables and information provide additional disclosures for the years ending December 31, 2017 and 2016:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2017	2016	2017	2016
Benefit obligations — beginning of year	$931.6	$910.8	$264.6	$266.0
Service cost (excluding expenses)	17.1	17.6	1.8	1.7
Interest cost	30.5	30.3	8.3	9.1
Plan amendments	—	5.7	—	9.8
Actuarial (gain) loss	54.6	38.1	7.4	(7.2)
Benefits paid	(60.7)	(70.9)	(21.4)	(21.3)
Participant contributions	—	—	4.6	6.0
Federal subsidy on benefits paid	—	—	0.6	0.5
Benefit obligations — end of year	$973.1	$931.6	$265.9	$264.6

Change in plan assets:
Fair value of plan assets — beginning of year	$685.8	$700.6	$253.0	$250.6
Actual return on plan assets	100.2	54.8	24.2	16.0
Participant contributions	—	—	0.3	0.5
Employer contributions	24.4	1.2	1.7	1.7
Asset transfers	0.1	0.1	—	—
Benefits paid	(60.7)	(70.9)	(16.7)	(15.8)
Fair value of plan assets — end of year	$749.8	$685.8	$262.5	$253.0

Funded status at December 31:
Fair value of plan assets	$749.8	$685.8	$262.5	$253.0
Benefit obligations	(973.1)	(931.6)	(265.9)	(264.6)
Amount recognized at December 31	$(223.3)	$(245.8)	$(3.4)	$(11.6)

Amounts recognized in Statements of Financial Position:
Noncurrent assets	$—	$—	$35.4	$27.3
Current liabilities	(0.5)	(0.1)	(3.9)	(4.1)
Noncurrent liabilities	(222.8)	(245.7)	(34.9)	(34.8)
Total amount recognized	$(223.3)	$(245.8)	$(3.4)	$(11.6)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$318.7	$315.9	$88.3	$87.0
Prior service cost (credit)	8.8	11.0	(25.6)	(26.9)
Net amount recognized	$327.5	$326.9	$62.7	$60.1

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018:
Net actuarial loss	$21.1		$4.9
Prior service cost (credit)	2.2		(3.0)
Net amount recognized	$23.3		$1.9

	(In Millions)
	2017
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$269.4	$473.0	$7.4	$—	$749.8	$—	$262.5	$262.5
Benefit obligation	(368.0)	(590.0)	(10.3)	(4.8)	(973.1)	(37.7)	(228.2)	(265.9)
Funded status	$(98.6)	$(117.0)	$(2.9)	$(4.8)	$(223.3)	$(37.7)	$34.3	$(3.4)

	2016
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$242.9	$436.9	$6.0	$—	$685.8	$—	$253.0	$253.0
Benefit obligation	(351.9)	(565.6)	(10.0)	(4.1)	(931.6)	(37.6)	(227.0)	(264.6)
Funded status	$(109.0)	$(128.7)	$(4.0)	$(4.1)	$(245.8)	$(37.6)	$26.0	$(11.6)
The accumulated benefit obligation for all defined benefit pension plans was $963.0 million and $922.0 million at December 31, 2017 and 2016, respectively. The increase in the accumulated benefit obligation primarily is a result of a decrease in the discount rates.
Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$17.1	$17.6	$22.7	$1.8	$1.7	$6.4
Interest cost	30.5	30.3	37.7	8.3	9.1	13.4
Expected return on plan assets	(54.5)	(54.7)	(59.8)	(17.7)	(17.1)	(18.3)
Amortization:
Prior service costs (credits)	2.6	2.2	2.3	(3.0)	(3.7)	(3.7)
Net actuarial loss	22.3	21.1	20.8	4.5	6.0	6.6
Curtailments and settlements	—	—	0.2	—	—	—
Net periodic benefit cost (credit)	$18.0	$16.5	$23.9	$(6.1)	$(4.0)	$4.4
Curtailment effects	—	—	(1.2)	—	—	—
Current year actuarial loss (gain)	9.3	37.8	(0.7)	1.2	(8.1)	0.2
Amortization of net loss	(22.3)	(21.1)	(21.0)	(4.5)	(6.0)	(6.6)
Current year prior service cost	—	5.7	—	—	9.8	—
Amortization of prior service credit (cost)	(2.6)	(2.2)	(2.3)	3.0	3.7	3.7
Total recognized in other comprehensive income (loss)	$(15.6)	$20.2	$(25.2)	$(0.3)	$(0.6)	$(2.7)
Total recognized in net periodic cost and other comprehensive income (loss)	$2.4	$36.7	$(1.3)	$(6.4)	$(4.6)	$1.7

Assumptions
The discount rate for determining PBO is determined individually for each plan as noted in the assumption chart below. The discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 623 Aa graded bonds in the 40th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions. The decreases in discount rates due to market conditions resulted in increases of $46.1 million and $12.6 million for the pension and other postretirement benefit plans, respectively, to the plans PBO.

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
On December 31, 2017, the assumed mortality improvement projection was changed from generational scale MP-2016 to generational scale MP-2017. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar adjustments for the Iron Hourly and Hourly PRW plans, with white collar adjustments for the SERP and Salaried PRW Plan, and without collar adjustments for the Salaried and Ore Mining. The adoption of the new projection scale resulted in decreases to our PBO totaling $6.1 million or 0.6% for the pension plans and $1.9 million or 0.7% for the OPEB plans.
On December 31, 2016, the assumed mortality improvement projection was changed from generational scale MP-2015 to generational scale MP-2016. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar adjustments for the Iron Hourly and Hourly PRW plans, with white collar adjustments for the SERP and Salaried PRW Plan, and without collar adjustments for the Salaried and Ore Mining. The adoption of the new projection scale resulted in decreases to our PBO totaling $13.1 million or 1.4% for the pension plans and $4.9 million or 1.8% for the OPEB plans.
Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2017	2016	2017		2016
Discount rate
Iron Hourly Pension Plan	3.60%	4.02%	N/A	%	N/A	%
Salaried Pension Plan	3.52	3.92	N/A		N/A
Ore Mining Pension Plan	3.61	4.04	N/A		N/A
SERP	3.50	3.90	N/A		N/A
Hourly OPEB Plan	N/A	N/A	3.60		4.02
Salaried OPEB Plan	N/A	N/A	3.57		3.99
Salaried rate of compensation increase	3.00	3.00	3.00		3.00
Hourly rate of compensation increase	2.00	2.00	N/A		N/A

Weighted-average assumptions used to determine net benefit cost for the years 2017, 2016 and 2015 were:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017		2016		2015
Obligation Discount Rate
Iron Hourly Pension Plan	4.02%	4.27%	3.83%	N/A	%	N/A	%	N/A	%
Salaried Pension Plan	3.91	4.13	3.83	N/A		N/A		N/A
Ore Mining Pension Plan	4.04	4.28	3.83	N/A		N/A		N/A
SERP	3.90	4.01	3.83	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	4.03		4.32		3.83
Salaried OPEB Plan	N/A	N/A	N/A	3.98		4.22		3.83
Service Cost Discount Rate
Iron Hourly Pension Plan	4.30	4.66	3.83	N/A		N/A		N/A
Salaried Pension Plan	3.93	4.14	3.83	N/A		N/A		N/A
Ore Mining Pension Plan	4.27	4.60	3.83	N/A		N/A		N/A
SERP	3.69	3.87	3.83	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	4.23		4.56		3.83
Salaried OPEB Plan	N/A	N/A	N/A	4.30		4.63		3.83
Interest Cost Discount Rate
Iron Hourly Pension Plan	3.38	3.46	3.83	N/A		N/A		N/A
Salaried Pension Plan	3.21	3.21	3.83	N/A		N/A		N/A
Ore Mining Pension Plan	3.41	3.48	3.83	N/A		N/A		N/A
SERP	3.36	3.30	3.83	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	3.24		3.48		3.83
Salaried OPEB Plan	N/A	N/A	N/A	3.28		3.31		3.83

Expected return on plan assets	8.25	8.25	8.25	7.00		7.00		7.00
Salaried rate of compensation increase	3.00	3.00	3.00	3.00		3.00		3.00
Hourly rate of compensation increase	2.00	2.00	2.50	N/A		N/A		N/A
Assumed health care cost trend rates at December 31 were:

	2017	2016
Health care cost trend rate assumed for next year	7.00%	6.50%
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2026	2023
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A change of one percentage point in assumed health care cost trend rates would have the following effects:

	(In Millions)
	Increase	Decrease
Effect on total of service and interest cost	$1.0	$(0.8)
Effect on postretirement benefit obligation	21.2	(17.6)
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
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2017 and 2016, as well as the 2018 weighted average target asset allocations. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities. Alternative investments include hedge funds, private equity, structured credit and real estate.

	Pension Assets			VEBA Assets
Asset Category	2018 Target Allocation	Percentage of Plan Assets at December 31,		2018 Target Allocation	Percentage of Plan Assets at December 31,
		2017	2016		2017	2016
Equity securities	45.0%	43.6%	43.2%	8.0%	8.7%	8.4%
Fixed income	28.0%	27.0%	26.4%	80.0%	77.7%	78.3%
Hedge funds	5.0%	5.0%	5.9%	4.0%	4.4%	4.4%
Private equity	7.0%	5.3%	5.3%	3.0%	1.5%	1.7%
Structured credit	7.5%	9.7%	9.3%	2.0%	3.0%	2.7%
Real estate	7.5%	8.7%	9.0%	3.0%	4.6%	4.4%
Cash	—%	0.7%	0.9%	—%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Pension
The fair values of our pension plan assets at December 31, 2017 and 2016 by asset category are as follows:

	(In Millions)
	December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$130.1	$—	$—	$130.1
U.S. small/mid-cap	35.5	—	—	35.5
International	160.9	—	—	160.9
Fixed income	173.6	28.8	—	202.4
Hedge funds	—	—	37.4	37.4
Private equity	—	—	39.8	39.8
Structured credit	—	—	72.9	72.9
Real estate	—	—	65.5	65.5
Cash	5.3	—	—	5.3
Total	$505.4	$28.8	$215.6	$749.8

	(In Millions)
	December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$144.7	$—	$—	$144.7
U.S. small/mid-cap	39.9	—	—	39.9
International	111.8	—	—	111.8
Fixed income	157.5	23.7	—	181.2
Hedge funds	—	—	40.6	40.6
Private equity	—	—	36.1	36.1
Structured credit	—	—	63.8	63.8
Real estate	—	—	61.9	61.9
Cash	5.8	—	—	5.8
Total	$459.7	$23.7	$202.4	$685.8
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
Hedge Funds
Hedge funds are alternative investments comprised of direct or indirect investment in offshore hedge funds with an investment objective to achieve equity-like returns with one half the volatility of equities and moderate correlation. The valuation techniques used to measure fair value attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Considerable judgment is required to interpret the factors used to develop estimates of fair value. Valuations of the underlying investment funds are obtained and reviewed. The securities that are valued by the funds are interests in the investment funds and not the underlying holdings of such investment funds. Thus, the inputs used to value the investments in each of the underlying funds may differ from the inputs used to value the underlying holdings of such funds.
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
Investment commitments are made in private equity funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2017, remaining commitments total $52.7 million for both our pension and other benefits. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts.
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
Real Estate
The real estate portfolio for the pension plans is an alternative investment primarily comprised of two funds with strategic categories of real estate investments. All real estate holdings are appraised externally at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions about each property are reviewed quarterly by the investment advisor and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The valuation methodology utilized in determining the fair value is consistent with the best practices prevailing within the real estate appraisal and real estate investment management industries, including the Real Estate Information Standards, and standards promulgated by the National Council of Real Estate Investment Fiduciaries, the National Association of Real Estate Investment Fiduciaries, and the National Association of Real Estate Managers. In addition, the investment advisor may cause additional appraisals to be performed. One of the fund's fair value is updated monthly, and there is no lag in reported value. Redemption requests are considered on a quarterly basis, subject to notice of 45 days.
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

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the years ended December 31, 2017 and 2016:

	(In Millions)
	Year Ended December 31, 2017
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2017	$40.6	$36.1	$63.8	$61.9	$202.4
Actual return on plan assets:
Relating to assets still held at the reporting date	2.5	0.3	9.1	4.2	16.1
Relating to assets sold during the period	0.4	4.5	—	(0.1)	4.8
Purchases	39.0	4.5	—	14.4	57.9
Sales	(45.1)	(5.6)	—	(14.9)	(65.6)
Ending balance — December 31, 2017	$37.4	$39.8	$72.9	$65.5	$215.6

	(In Millions)
	Year Ended December 31, 2016
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2016	$40.7	$33.1	$62.1	$57.5	$193.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.1)	(2.7)	10.0	5.1	12.3
Relating to assets sold during the period	—	3.7	(0.3)	(0.1)	3.3
Purchases	—	8.0	—	—	8.0
Sales	—	(6.0)	(8.0)	(0.6)	(14.6)
Ending balance — December 31, 2016	$40.6	$36.1	$63.8	$61.9	$202.4
VEBA
Assets for other benefits include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair value of our other benefit plan assets at December 31, 2017 and 2016 by asset category are as follows:

	(In Millions)
	December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$11.4	$—	$—	$11.4
U.S. small/mid-cap	2.8	—	—	2.8
International	8.8	—	—	8.8
Fixed income	164.1	40.0	—	204.1
Hedge funds	—	—	11.4	11.4
Private equity	—	—	3.9	3.9
Structured credit	—	—	7.9	7.9
Real estate	—	—	12.0	12.0
Cash	0.2	—	—	0.2
Total	$187.3	$40.0	$35.2	$262.5

	(In Millions)
	December 31, 2016
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$10.6	$—	$—	$10.6
U.S. small/mid-cap	2.7	—	—	2.7
International	8.1	—	—	8.1
Fixed income	162.0	35.9	—	197.9
Hedge funds	—	—	11.2	11.2
Private equity	—	—	4.3	4.3
Structured credit	—	—	6.9	6.9
Real estate	—	—	11.1	11.1
Cash	0.2	—	—	0.2
Total	$183.6	$35.9	$33.5	$253.0
Refer to the pension asset discussion above for further information regarding the inputs and valuation methodologies used to measure the fair value of each respective category of plan assets.
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the year ended December 31, 2017 and 2016:

	(In Millions)
	Year Ended December 31, 2017
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2017	$11.2	$4.3	$6.9	$11.1	$33.5
Actual return on plan assets:
Relating to assets still held at the reporting date	0.8	0.9	2.0	3.4	7.1
Relating to assets sold during the period	—	(0.4)	(1.0)	(2.5)	(3.9)
Purchases	17.1	1.8	2.1	3.0	24.0
Sales	(17.7)	(2.7)	(2.1)	(3.0)	(25.5)
Ending balance — December 31, 2017	$11.4	$3.9	$7.9	$12.0	$35.2

	(In Millions)
	Year Ended December 31, 2016
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2016	$11.2	$5.5	$5.8	$10.0	$32.5
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(0.3)	1.1	1.1	1.9
Relating to assets sold during the period	—	0.1	—	—	0.1
Purchases	—	—	—	—	—
Sales	—	(1.0)	—	—	(1.0)
Ending balance — December 31, 2016	$11.2	$4.3	$6.9	$11.1	$33.5

Contributions
Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund additional shutdown and early retirement obligations that are not included in the pension obligations. Costs for early termination for pensions and other benefits are estimated to be $22.5 million and $0.8 million, respectively. The Company currently has no intention to shutdown, terminate or withdraw from any of its employee benefit plans.

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2016	$1.2	$—	$1.1	$1.1
2017	24.4	—	2.1	2.1
2018 (Expected)[1]	27.8	—	4.0	4.0

[1] Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70% funded (all VEBA trusts are over 70% funded at December 31, 2017). Funding obligations have been suspended as Hibbing's, UTAC's, Tilden's and Empire's share of the value of their respective trust assets have reached 90% of their obligation.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
Contributions by participants to the other benefit plans were $4.6 million for the year ended December 31, 2017 and $6.0 million for the year ended December 31, 2016.
Estimated Cost for 2018
For 2018, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$12.3
Other postretirement benefits	(6.2)
Total	$6.1
Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Benefit Payments
2018	$69.6	$18.9	$(0.7)	$18.2
2019	66.7	18.0	(0.8)	17.2
2020	66.0	17.4	(0.9)	16.5
2021	65.1	16.9	(1.0)	15.9
2022	65.2	16.7	(1.1)	15.6
2023-2027	310.5	81.5	(6.6)	74.9

NOTE 8 - STOCK COMPENSATION PLANS
At December 31, 2017, we have outstanding awards under two share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was $18.7 million, $14.2 million and $13.9 million in 2017, 2016 and 2015, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. There was no income tax benefit recognized for the years ended December 31, 2017, 2016 and 2015, due to the full valuation allowance.
Employees’ Plans
The Amended 2015 Equity Plan was approved by our Board of Directors on February 21, 2017 and by our shareholders on April 25, 2017. The Amended 2015 Equity Plan increased the maximum number of shares that may be issued by 15.0 million common shares. The 2015 Equity Plan was approved by our Board of Directors on March 26, 2015 and by our shareholders on May 19, 2015. The 2015 Equity Plan replaced the 2012 Equity Plan, and allowed for a maximum of 12.9 million common shares to be issued. No additional grants were issued from the 2012 Equity Plan after the date of approval of the 2015 Equity Plan; however, all awards previously granted under the 2012 Amended Equity Plan will continue in full force and effect in accordance with the terms of outstanding awards.
Following is a summary of approved grants by the Compensation Committee:

Grant Year	Vesting Date	Plan	Restricted Stock Granted	Performance Shares Granted	Stock Options Granted
2017	12/31/2019	Amended 2015 Equity Plan	532,358	249,106	—
2017	12/31/2019	2015 Equity Plan	553,725	553,725	—
2016	12/31/2018	2015 Equity Plan	3,406,716	—	—
2015	12/15/2017	2015 Equity Plan	1,473,184	—	—
2015	12/31/2017	2012 Equity Plan	874,575	874,575	412,710
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
Following is a summary of our performance share award agreements currently outstanding:

Performance Share Plan Year	Performance Shares Granted	Forfeitures to Date	Expected to Vest	Grant Date	Performance Period
2017	249,106	—	249,106	June 26, 2017	5/31/2017 - 12/31/2019
2017	553,725	5,192	548,533	February 21, 2017	1/1/2017 - 12/31/2019
2015[1]	410,105	155,235	254,870	February 9, 2015	1/1/2015 - 12/31/2017
2015[1]	464,470	68,667	395,803	January 12, 2015	1/1/2015 - 12/31/2017

[1] The performance shares granted in 2015 will have a payout of 75.3% of the original grant based on the final performance evaluation versus the performance goals that were established in the grants.
Performance-Based Restricted Stock Units
For the outstanding 400,000 performance-based restricted stock units that were granted on November 17, 2014, the award may be earned and settled based upon certain VWAP performance for the Company’s common shares, (Threshold VWAP, Target VWAP, or Maximum VWAP) for any period of ninety (90) consecutive calendar days during a performance period commencing August 7, 2014 and ending December 31, 2017. The performance-based restricted stock units will not have a payout based on the final performance evaluation versus the performance goals that were established in the grants.

Restricted Stock Units
All of the outstanding restricted stock units are subject to continued employment, are retention based, and are payable in common shares or cash in certain circumstances at a time determined by the Compensation Committee at its discretion. The outstanding restricted stock units that were granted in 2016, cliff vest in three years on December 31, 2018 and the outstanding restricted stock units that were granted in 2017, cliff vest in three years on December 31, 2019.
Stock Options
The 412,710 stock options that were granted during the first quarter of 2015 vested on December 31, 2017, are exercisable at a strike price of $7.70 after the vesting date and expire on January 12, 2025. The 187,160 stock options that were granted in the fourth quarter of 2014 vested in equal thirds on each of December 31, 2015, 2016 and 2017 and are exercisable at a strike price of $13.83 and expire on November 17, 2021. As of December 31, 2017, 599,870 shares are exercisable with a weighted average price of $10.25.
Employee Stock Purchase Plan
On March 26, 2015, upon recommendation by the Compensation Committee, our Board of Directors approved and adopted, subject to the approval of Cliffs' shareholders at the 2015 Annual Meeting, the Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan. This plan was approved by our shareholders at the 2015 Annual Meeting held May 19, 2015. 10 million common shares have been reserved for issuance under this plan; however, as of December 31, 2017, this program has not been made active and no common shares have been purchased. We sought shareholder approval of this plan for the purpose of qualifying the reserved common shares for special tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended.
Nonemployee Directors
Equity Grants
Our nonemployee directors are entitled to receive restricted share awards under the Directors’ Plan. For 2017, 2016 and 2015, nonemployee directors were granted a specified number of restricted shares, with a value equal to $100,000, $85,000 and $85,000, respectively. The amount of shares is based on the closing price of our common shares on the date of the Annual Meeting. The awards are subject to any deferral election and pursuant to the terms of the Directors’ Plan and an award agreement.
For the last three years, Equity Grant shares have been awarded to elected or re-elected nonemployee Directors as follows:

Year of Grant	Restricted Equity Grant Shares	Deferred Equity Grant Shares
2015	109,408	25,248
2016	135,038	29,583
2017	93,359	17,289

Other Information
The following table summarizes the share-based compensation expense that we recorded for continuing operations in 2017, 2016 and 2015:

	(In Millions, except per share amounts)
	2017	2016	2015
Cost of goods sold and operating expenses	$2.3	$2.1	$4.0
Selling, general and administrative expenses	16.4	12.1	9.9
Reduction of operating income from continuing operations before income taxes and equity loss from ventures	18.7	14.2	13.9
Income tax benefit[1]	—	—	—
Reduction of net income attributable to Cliffs shareholders	$18.7	$14.2	$13.9
Reduction of earnings per share attributable to Cliffs shareholders:
Basic	$0.06	$0.07	$0.09
Diluted	$0.06	$0.07	$0.09

1 No income tax benefit due to the full valuation allowance.
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
Performance shares were granted in February and June 2017. A fair value analysis was required for each of these grants and the fair value was determined to be $19.69 and $10.74, respectively.
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
No stock options were granted in 2017, therefore no fair value analysis was required.
Restricted Stock Units
The fair value of the restricted stock units is determined based on the closing price of our common shares on the grant date.

Stock option, restricted stock awards and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2017	2016	2015
	Shares	Shares	Shares
Stock options:
Outstanding at beginning of year	599,870	607,489	250,000
Granted during the year	—	—	412,710
Forfeited/canceled	—	(7,619)	(55,221)
Outstanding at end of year	599,870	599,870	607,489
Restricted awards:
Outstanding and restricted at beginning of year	5,461,783	2,338,070	523,176
Granted during the year	1,196,731	3,571,337	2,482,415
Vested	(1,813,315)	(271,988)	(477,157)
Forfeited/canceled	(68,716)	(175,636)	(190,364)
Outstanding and restricted at end of year	4,776,483	5,461,783	2,338,070
Performance shares:
Outstanding at beginning of year	1,368,469	1,496,489	1,072,376
Granted during the year	802,831	—	874,575
Issued[1]	—	(59,260)	(242,920)
Forfeited/canceled	(322,988)	(68,760)	(207,542)
Outstanding at end of year	1,848,312	1,368,469	1,496,489
Vested or expected to vest as of December 31, 2017[2]	7,224,665
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	—	—	—
Granted during the year	25,476	—	—
Vested	(25,476)	—	—
Outstanding at end of year	—	—	—
Reserved for future grants or awards at end of year:
Employee plans	16,606,386
Directors’ plans	612,266
Total	17,218,652

[1] For the year ended December 31, 2015, the shares vesting due to the change in control were paid out in cash, at target, and valued as of the respective participants' termination dates.
[2] With the adoption of ASU 2016-09, we assume all shares are expected to vest and none will forfeit.
A summary of our outstanding share-based awards as of December 31, 2017 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	7,430,122	$5.55
Granted	1,999,562	$12.19
Vested	(1,813,315)	$5.52
Forfeited/expired	(391,704)	$12.84
Outstanding, end of year	7,224,665	$6.79
The total compensation cost related to outstanding awards not yet recognized is $20.1 million at December 31, 2017. The weighted average remaining period for the awards outstanding at December 31, 2017 is approximately 1.5 years.

NOTE 9 - INCOME TAXES
Income from continuing operations before income taxes and equity loss from ventures includes the following components:

	(In Millions)
	2017	2016	2015
United States	$90.7	$124.9	$314.2
Foreign	38.7	82.1	(1.1)
	$129.4	$207.0	$313.1
The components of the provision (benefit) for income taxes on continuing operations consist of the following:

	(In Millions)
	2017	2016	2015
Current provision (benefit):
United States federal	$(252.6)	$(11.1)	$8.2
United States state & local	(0.1)	(0.5)	0.3
Foreign	0.3	(0.1)	0.9
	(252.4)	(11.7)	9.4
Deferred provision (benefit):
United States federal	—	(0.5)	165.8
Foreign	—	—	(5.9)
	—	(0.5)	159.9
Total provision (benefit) on income from continuing operations	$(252.4)	$(12.2)	$169.3

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2017		2016		2015
Tax at U.S. statutory rate of 35%	$45.3	35.0%	$72.5	35.0%	$109.6	35.0%
Increase (decrease) due to:
Impact of tax law change - remeasurement of deferred taxes	407.5	314.8	149.1	72.0	—	—
Prior year adjustments in current year	(1.1)	(0.8)	(11.8)	(5.7)	5.9	1.9
Valuation allowance build (reversal)
Tax law change - remeasurement of deferred taxes	(407.5)	(314.8)	(149.1)	(72.0)	—	—
Current year activity	(471.7)	(364.4)	93.9	45.4	(104.6)	(33.4)
Repeal of AMT	(235.3)	(181.7)	—	—	—	—
Prior year adjustments in current year	(3.0)	(2.4)	6.5	3.1	165.8	52.9
Tax uncertainties	(1.4)	(1.1)	(11.3)	(5.5)	84.1	26.9
Worthless stock deduction	—	—	(73.4)	(35.5)	—	—
Impact of foreign operations	475.4	367.2	(42.7)	(20.6)	(53.9)	(17.2)
Percentage depletion in excess of cost depletion	(61.6)	(47.6)	(36.1)	(17.4)	(34.9)	(11.1)
Non-taxable loss (income) related to noncontrolling interests	1.3	1.0	(8.8)	(4.2)	(3.0)	(1.0)
State taxes, net	(0.1)	—	0.4	0.2	0.2	0.1
Other items, net	(0.2)	(0.2)	(1.4)	(0.7)	0.1	—
Provision for income tax (benefit) expense and effective income tax rate including discrete items	$(252.4)	(195.0)%	$(12.2)	(5.9)%	$169.3	54.1%
The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2017	2016	2015
Other comprehensive (income) loss:
Postretirement benefit liability	$—	$—	$5.9
Mark-to-market adjustments	—	—	0.3
Other	—	0.5	—
Total	$—	$0.5	$6.2

Discontinued Operations	$—	$—	$(6.0)

Significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	(In Millions)
	2017	2016
Deferred tax assets:
Pensions	$76.3	$114.6
Postretirement benefits other than pensions	25.6	35.2
Alternative minimum tax credit carryforwards	—	251.2
Deferred income	24.2	44.5
Intangible assets	12.2	—
Financial instruments	—	71.3
Asset retirement obligations	9.9	22.3
Operating loss carryforwards	2,368.1	2,699.7
Property, plant and equipment and mineral rights	188.2	181.2
State and local	74.2	59.2
Lease liabilities	9.6	12.9
Other liabilities	100.4	108.3
Total deferred tax assets before valuation allowance	2,888.7	3,600.4
Deferred tax asset valuation allowance	(2,238.5)	(3,334.8)
Net deferred tax assets	650.2	265.6
Deferred tax liabilities:
Property, plant and equipment and mineral rights	(1.5)	(34.0)
Investment in ventures	(137.5)	(203.1)
Intangible assets	—	(1.0)
Product inventories	(3.8)	(3.4)
Intercompany notes	(465.7)	—
Other assets	(41.7)	(24.1)
Total deferred tax liabilities	(650.2)	(265.6)
Net deferred tax assets (liabilities)	$—	$—
At December 31, 2017, we had no gross deferred tax asset related to U.S. AMT credits compared to $251.2 million at December 31, 2016. This deferred tax asset is now recorded as an income tax receivable as a result of the recently enacted income tax legislation allowing the credits to be refunded between the years 2019 through 2022.
We had gross domestic (including states) and foreign net operating loss carryforwards, inclusive of discontinued operations, of $4.2 billion and $7.2 billion, respectively, at December 31, 2017. We had gross domestic and foreign net operating loss carryforwards at December 31, 2016 of $3.7 billion and $6.9 billion, respectively. The U.S. Federal net operating losses will begin to expire in 2035 and state net operating losses will begin to expire in 2019. The foreign net operating losses can be carried forward indefinitely. We had foreign tax credit carryforwards of $5.8 million at December 31, 2017 and 2016. The foreign tax credit carryforwards will begin to expire in 2020.
We recorded a $1,096.3 million net decrease in the valuation allowance of certain deferred tax assets. Of this amount, a $465.7 million decrease relates to impairment income on Luxembourg intercompany notes, a $407.5 million decrease relates to the reversal of deferred tax assets due to the change in the U.S. and Luxembourg statutory rates, a $235.3 million decrease relates to the repeal of AMT as a result of U.S. income tax reform and the remainder relates to current year activity.
At December 31, 2017 and 2016, we had no cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2017	2016	2015
Unrecognized tax benefits balance as of January 1	$30.7	$156.2	$72.6
Increase (decrease) for tax positions in prior years	(2.8)	(61.0)	6.7
Increase for tax positions in current year	4.5	0.2	78.5
Decrease due to foreign exchange	—	—	—
Settlements	1.0	(64.7)	(1.1)
Lapses in statutes of limitations	—	—	(0.5)
Other	0.1	—	—
Unrecognized tax benefits balance as of December 31	$33.5	$30.7	$156.2
At December 31, 2017 and 2016, we had $33.5 million and $30.7 million, respectively, of unrecognized tax benefits recorded. Of this amount, $6.1 million and $8.3 million, respectively, were recorded in Other liabilities and $27.4 million and $22.4 million, respectively, were recorded as Other non-current assets in the Statements of Consolidated Financial Position for both years. If the $33.5 million were recognized, only $6.1 million would impact the effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months. At December 31, 2017 and 2016, we had $2.1 million and $0.8 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.
Tax years 2015 and forward remain subject to examination for the U.S. and tax years 2013 and forward for Australia. Tax years 2008 and forward remain subject to examination for Canada.
NOTE 10 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $7.1 million, $7.6 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Capital lease assets were $37.4 million and $29.3 million at December 31, 2017 and 2016, respectively. Corresponding accumulated amortization of capital leases included in respective allowances for depreciation were $21.0 million and $13.1 million at December 31, 2017 and 2016, respectively.
Future minimum payments under capital leases and non-cancellable operating leases at December 31, 2017 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2018	$20.8	$4.9
2019	12.1	1.8
2020	11.1	1.8
2021	10.5	1.8
2022	2.1	1.8
2023 and thereafter	—	7.5
Total minimum lease payments	$56.6	$19.6
Amounts representing interest	8.8
Present value of net minimum lease payments[1]	$47.8

[1] The total is comprised of $16.9 million and $30.9 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Consolidated Financial Position at December 31, 2017.

NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $200.1 million and $206.8 million at December 31, 2017 and 2016, respectively. The following is a summary of the obligations as of December 31, 2017 and 2016:

	(In Millions)
	December 31,
	2017	2016
Environmental	$2.9	$2.8
Mine closure
U.S. Iron Ore[1]	168.4	187.8
Asia Pacific Iron Ore	28.8	16.2
Total mine closure	197.2	204.0
Total environmental and mine closure obligations	200.1	206.8
Less current portion	3.6	12.9
Long-term environmental and mine closure obligations	$196.5	$193.9

1 U.S. Iron Ore includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTVSMC.
Environmental
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities of $2.9 million and $2.8 million at December 31, 2017 and 2016, respectively, including obligations for known environmental remediation exposures at various active and closed mining operations and other sites, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
Mine Closure
Our mine closure obligations of $197.2 million and $204.0 million at December 31, 2017 and 2016, respectively, include our U.S. Iron Ore mines and our Asia Pacific Iron Ore mine.
The accrued closure obligation for our mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations most recently in 2017 in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. In 2017, we employed a third-party specialist to assist in the evaluation.
Management periodically performs an assessment of the obligation to determine the adequacy of the liability in relation to the closure activities still required at the LTVSMC site, most recently performed in detail during 2017. The LTVSMC closure liability was $28.6 million and $25.5 million at December 31, 2017 and 2016, respectively. We are anticipating MPCA to reissue the NPDES permits for this facility in the future that could modify the closure liability, but the scale of that change will not be understood until reissuance of the permits.
For the assessments performed, we determined the obligations based on detailed estimates adjusted for factors that a market participant would consider (i.e., inflation, overhead and profit) and then discounted the obligation using the current credit-adjusted risk-free interest rate based on the corresponding life of mine. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each of our active operating U.S. Iron Ore mines was determined based on the exhaustion date of the remaining iron ore reserves. The closure date and expected timing of the capital requirements to meet our obligations for our Asia Pacific Iron Ore mine, and our other indefinitely idled or closed mines, is determined based on the unique circumstances of each property. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a roll forward of our asset retirement obligation liability for the years ended December 31, 2017 and 2016:

	(In Millions)
	December 31,
	2017	2016
Asset retirement obligation at beginning of year	$204.0	$230.4
Accretion expense	14.9	14.0
Remediation payments	(5.6)	(2.2)
Exchange rate changes	1.5	(0.2)
Revision in estimated cash flows	(17.6)	(38.0)
Asset retirement obligation at end of year	$197.2	$204.0
The revision in estimated cash flows recorded during the year ended December 31, 2017 relate primarily to updates to our estimates resulting from our three-year in-depth review of our asset retirement obligations for each of our U.S. mines. The primary driver of the decrease in estimated cash flows was the Empire mine, as the asset retirement obligation was reduced $26.2 million as a result of the refinement of the cash flows required for reclamation, remediation and structural removal. Prior estimates were based on RS Means (a common costing methodology used in the construction and demolition industry) costing data while the current estimate was compiled using a more detailed cost build-up approach. The overall decrease in estimated cash flows for our U.S. Iron Ore mines was offset partially by an increase in costs of $10.1 million relating to the refinement of expected costs to be incurred at the end of life of mine at our Asia Pacific Iron Ore operations.
The revision in estimated cash flows recorded during the year ended December 31, 2016 relate primarily to revisions in the timing of the estimated cash flows at two of our U.S. mines. The Empire mine asset retirement obligation was reduced $29.6 million as a result of the further refinement of the timing of cash flows and a downward revision of estimated cost of required storm water management systems expected to be implemented. Additionally, during 2016, a new economic reserve estimate was completed for United Taconite, increasing salable product reserves by 115 million long tons and consequently significantly increasing the life-of-mine plan, resulting in a $9.2 million decrease in the asset retirement obligation.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill for the years ended December 31, 2017 and 2016 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
Following is a summary of the definite-lived intangible assets as of December 31, 2017 and 2016:

		(In Millions)
		December 31, 2017			December 31, 2016
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Permits	Other non-current assets	$78.8	$(26.5)	$52.3	$78.4	$(24.6)	$53.8
Amortization expense relating to other intangible assets was $2.1 million, $4.8 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Consolidated Operations. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position as of December 31, 2017 and 2016:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity Contracts		$—		$—	Other current liabilities	$0.3		$—
Derivatives not designated as hedging instruments under ASC 815:
Customer Supply Agreements	Derivative assets	$37.9	Derivative assets	$21.3		$—		$—
Provisional Pricing Arrangements	Derivative assets	1.5	Derivative assets	10.3	Other current liabilities	2.4	Other current liabilities	0.5
Commodity Contracts		—	Derivative assets	1.5		—		—
Total derivatives not designated as hedging instruments under ASC 815:		$39.4		$33.1		$2.4		$0.5
Total derivatives		$39.4		$33.1		$2.7		$0.5
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
As of December 31, 2017, we had outstanding natural gas hedge contracts for a notional amount of 3.5 million MMBtu in the form of forward contracts with varying maturity dates ranging from January 2018 to November 2018. We had no natural gas hedge contracts as of December 31, 2016 that qualified for hedge accounting. Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Consolidated Financial Position. During the year ended December 31, 2017, we recorded an unrealized loss of $0.5 million in Other comprehensive income (loss) for changes in the fair value of these instruments. As of December 31, 2017 no amounts have been reclassified from Accumulated other comprehensive loss into earnings.

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
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer's average annual steel pricing or based on the average annual daily steel market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. In the new contract which commenced in 2017, this supplemental revenue and refund data source changes from the customer's average annual steel price to an average annual daily market price for hot-rolled coil steel. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is shipped. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled.
We recognized $163.3 million, $41.7 million and $27.1 million as Product revenues in the Statements of Consolidated Operations for the years ended December 31, 2017, 2016 and 2015, respectively, related to the supplemental payments. Derivative assets, representing the fair value of the supplemental revenue, were $37.9 million and $21.3 million as of December 31, 2017 and 2016, respectively, in the Statements of Consolidated Financial Position.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.
U.S. Iron Ore sales revenue is primarily recognized when cash is received.  For U.S. Iron Ore sales, the difference between the provisionally agreed-upon price and the estimated final revenue rate is characterized as a freestanding derivative and must be accounted for separately once the provisional revenue has been recognized.  Asia Pacific Iron Ore sales revenue is recorded initially at the provisionally agreed-upon price with the pricing provision embedded in the receivable.  The pricing provision is not clearly and closely related to the economic characteristics of the host receivable; therefore, the pricing provision is an embedded derivative that must be bifurcated and accounted for separately from the receivable.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
At December 31, 2017, we recorded $1.5 million as Derivative assets and $2.4 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate for our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Consolidated Financial Position. At December 31, 2016, we recorded $10.3 million as Derivative assets and $0.5 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Consolidated Financial Position. These amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. We recognized a net decrease of $58.6 million in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2017 related to these arrangements. This compares with a net increase of $49.0 million and net decrease of $1.4 million in Product revenues for the comparable periods in 2016 and 2015, respectively.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations for the years ended December 31, 2017, 2016 and 2015:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2017	2016	2015
Customer Supply Agreements	Product revenues	$163.3	$41.7	$27.1
Provisional Pricing Arrangements	Product revenues	(58.6)	49.0	(1.4)
Foreign Exchange Contracts	Other non-operating income (expense)	—	—	(3.6)
Foreign Exchange Contracts	Product revenues	—	—	(12.6)
Commodity Contracts	Cost of goods sold and operating expenses	—	1.9	(4.0)
Total		$104.7	$92.6	$5.5
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

The chart below provides an asset group breakout for each financial statement line impacted by discontinued operations:

(In Millions)
			Canadian Operations
		North American Coal	Eastern Canadian Iron Ore	Other	Total Canadian Operations	Total Discontinued Operations
Statements of Consolidated Operations
Gain (Loss) from Discontinued Operations, net of tax	YTD December 31, 2017	$2.6	$(21.3)	$—	$(21.3)	$(18.7)
Loss from Discontinued Operations, net of tax	YTD December 31, 2016	$(2.4)	$(17.5)	$—	$(17.5)	$(19.9)
Loss from Discontinued Operations, net of tax	YTD December 31, 2015	$(152.4)	$(638.7)	$(101.0)	$(739.7)	$(892.1)

Statements of Consolidated Financial Position
Other current liabilities	As of December 31, 2017	$3.2	$—	$—	$—	$3.2
Other current liabilities	As of December 31, 2016	$6.0	$—	$—	$—	$6.0

Non-Cash Operating and Investing Activities
Depreciation, depletion and amortization	YTD December 31, 2015	$3.2	$—	$—	$—	$3.2
Purchase of property, plant and equipment	YTD December 31, 2015	$15.9	$—	$—	$—	$15.9
Impairment of long-lived assets	YTD December 31, 2015	$73.4	$—	$—	$—	$73.4
North American Coal Operations
Background
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC 205, Presentation of Financial Statements. The North American Coal segment continued to meet the criteria throughout 2015 until we sold our North American Coal operations during the fourth quarter of 2015. As such, all current and historical North American Coal operating segment results are classified as discontinued operations in our financial statements. Historical results also include our CLCC assets, which were sold during the fourth quarter of 2014.
    In the first quarter of 2015, as part of the held for sale classification assigned to North American Coal, an impairment of $73.4 million was recorded. The impairment charge was to reduce the assets to their estimated fair value which was determined based on potential sales scenarios. No further impairment was recorded in 2015.
On December 22, 2015, we completed a strategic shift in our business by closing the sale of our remaining North American Coal business, which included Pinnacle mine in West Virginia and Oak Grove mine in Alabama. Pinnacle mine and Oak Grove mine were sold to Seneca and the deal structure was a sale of equity interests of our remaining coal business. Additionally, Seneca may pay us an earn-out of up to $50 million contingent upon the terms of a revenue sharing agreement which extends through the year 2020. However, we have not recorded a gain contingency in relation to this earn-out. We recorded the results of this sale within Loss from Discontinued Operations, net of tax for the year ended December 31, 2015.

	(In Millions)
	Year Ended December 31,
Loss from Discontinued Operations	2017	2016	2015
Revenues from product sales and services	$—	$—	$392.9
Cost of goods sold and operating expenses	—	—	(449.2)
Sales margin	—	—	(56.3)
Other operating income (expense)	0.5	(4.5)	(30.4)
Gain on sale of coal mines	2.1	2.1	9.3
Other expense	—	—	(1.8)
Gain (loss) from discontinued operations before income taxes	2.6	(2.4)	(79.2)
Impairment of long-lived assets	—	—	(73.4)
Income tax benefit	—	—	0.2
Gain (loss) from discontinued operations, net of tax	$2.6	$(2.4)	$(152.4)
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the impairment charge on non-financial assets that was measured on a fair value basis at March 31, 2015 for the North American Coal operations. There were no financial and non-financial assets and liabilities that were measured on a non-recurring fair value basis at December 31, 2017 and 2016 for the North American Coal operations. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

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

Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations[1]	December 31, 2017	December 31, 2016
Accrued liabilities	$—	$1.1
Other current liabilities	3.2	4.9
Total liabilities of discontinued operations	$3.2	$6.0

1 At December 31, 2017, we had no contingent liabilities associated with our exit from the coal business recorded on our parent company compared to $2.1 million at December 31, 2016.
As part of the CLCC asset sale during the fourth quarter of 2014, there was an amount placed in escrow to cover decreases in working capital, indemnity obligations and regulatory liabilities. During the year ended December 31, 2016, the final distribution of $10.3 million was released to us from escrow.
Income Taxes
We recognized no tax expense or benefit for the years ended December 31, 2017 and 2016 in Loss from Discontinued Operations, net of tax, related to our North American Coal investments. For the year ended December 31, 2015, we recognized a tax benefit of $0.2 million in Loss from Discontinued Operations, net of tax, related to a loss on our North American Coal investments.
Canadian Operations
Background
On January 27, 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA to address the Bloom Lake Group's immediate liquidity issues and to preserve and protect its assets for the benefit of all stakeholders while restructuring and/or sale options were explored. At that time, the Bloom Lake Group was no longer generating revenues and was not able to meet its obligations as they came due. As part of the CCAA process, the Court approved the appointment of a Monitor and certain other financial advisors.
Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. The Monitor appointed by the court in the CCAA proceeding for the Bloom Lake Group has also been appointed by the court as the Monitor in the CCAA proceeding for the Wabush Group.
As a result of the commencement of CCAA proceedings for the Bloom Lake Group on January 27, 2015, we no longer have a controlling interest in the Bloom Lake Group. For that reason, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries effective January 27, 2015, which resulted in a pretax impairment loss on deconsolidation and other charges totaling $818.7 million that was recorded in the first quarter of 2015. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of the Bloom Lake Group and certain other wholly-owned subsidiaries' assets, liabilities and accumulated other comprehensive losses and the recording of our remaining interests at fair value.
As a result of the commencement of CCAA proceedings for the Wabush Group on May 20, 2015, we deconsolidated certain Wabush Group wholly-owned subsidiaries effective May 20, 2015. The wholly-owned subsidiaries that were deconsolidated effective May 20, 2015 are Wabush Group entities that were not deconsolidated as part of the deconsolidation effective January 27, 2015 as discussed previously in this section. This deconsolidation, effective May 20, 2015, resulted in a pretax gain on deconsolidation and other charges, totaling $134.7 million. The pretax gain on deconsolidation includes the derecognition of the carrying amounts of these certain deconsolidated Wabush Group wholly-owned subsidiaries' assets, liabilities and accumulated other comprehensive losses and the adjustment of our remaining interests in the Canadian Entities to fair value.
Subsequent to each of the deconsolidations discussed above, we utilized the cost method to account for our investment in the Canadian Entities, which has been reflected as zero in our Statements of Consolidated Financial Position as of December 31, 2017 and 2016 based on the estimated fair value of the Canadian Entities' net assets. Loans to and accounts receivable from the Canadian Entities are recorded at an estimated fair value of $51.6 million and $48.6 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of

Consolidated Financial Position as of December 31, 2017 and 2016, respectively. The Loans to and accounts receivables from the Canadian Entities balance reflects our current estimate. We continue to update the estimate as the CCAA proceedings progress. The December 31, 2017 balance reflects developments since the January 27, 2015 and May 20, 2015 CCAA filings, including finalized liquidation values for completed asset sales and updates for the expected allocation of proceeds for those sales, updates for ongoing costs incurred by the various estates that will be held back from the final distribution to creditors of the Bloom Lake Group and the Wabush Group and the repayment of DIP financing.
Status of CCAA Proceedings
As of December 31, 2017, CCAA proceedings are ongoing and the majority of the assets of each of the Bloom Lake Group and the Wabush Group have been liquidated. The net proceeds of sale of the assets of the Bloom Lake Group and the Wabush Group are currently being held by the Monitor. Certain of these funds will be utilized to fund the accrued and ongoing costs of the CCAA proceedings. The Monitor has conducted a claims process pursuant to which creditors, including the Company and its affiliates, have filed claims against the Bloom Lake Group and the Wabush Group. The Monitor is reviewing all claims filed as part of this claims process. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the Bloom Lake Group and the Wabush Group, including, if any, to us, and whether we could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.
During 2017, we became aware that it was probable the Monitor will assert a preference claim against us and/or certain of our affiliates. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability of $55.6 million, which includes the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Thus, it is possible that a change in the estimated liability may occur in the future. We deny liability for any amount and will vigorously defend such claim. Refer to the Guarantees and Contingent Liabilities section below for additional information.
During 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings for the Wabush Group. As part of the sale, the environmental remediation obligations were conveyed to the buyer and we were released from our guarantees. Refer to the Guarantees and Contingent Liabilities section below for additional information.
Loss on Discontinued Operations
Our Canadian exit represents a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations, as well as costs to exit, are classified as discontinued operations.

	(In Millions)
	Year Ended December 31,
Loss from Discontinued Operations	2017	2016	2015
Revenues from product sales and services	$—	$—	$11.3
Cost of goods sold and operating expenses	—	—	(11.1)
Sales margin	—	—	0.2
Other operating expense	—	—	(33.8)
Other expense	—	—	(1.0)
Loss from discontinued operations before income taxes	—	—	(34.6)
Loss from deconsolidation	(21.3)	(17.5)	(710.9)
Income tax benefit	—	—	5.8
Loss from discontinued operations, net of tax	$(21.3)	$(17.5)	$(739.7)

Canadian Entities loss from deconsolidation totaled $21.3 million and $17.5 million for the year ended December 31, 2017 and 2016, respectively and included the following:

	(In Millions)
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2017	2016	2015
Investment impairment on deconsolidation[1]	$3.0	$(17.5)	$(507.8)
Guarantees and contingent liabilities	(24.3)	—	(203.1)
Total loss from deconsolidation	$(21.3)	$(17.5)	$(710.9)

[1] Includes the adjustment to fair value of our remaining interest in the Canadian Entities.
Investments in the Canadian Entities
We continue to indirectly own a majority of the interest in the Canadian Entities but have deconsolidated those entities because we no longer have a controlling interest as a result of the CCAA proceedings commenced with respect to the Bloom Lake Group and the Wabush Group. At the respective dates of deconsolidation, January 27, 2015 and May 20, 2015 and subsequently at each reporting period, we adjusted our investment in the Canadian Entities to fair value with a corresponding charge to Loss from Discontinued Operations, net of tax. As the estimated amount of the Canadian Entities' liabilities exceeded the estimated fair value of the assets available for distribution to their creditors, the fair value of our equity investment is approximately zero.
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $51.6 million and $48.6 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of Consolidated Financial Position at December 31, 2017 and 2016, respectively.
Pre-Petition Financing
Prior to the commencement of CCAA proceedings for the Wabush Group on May 20, 2015, a secured credit facility (the "Pre-Petition financing") was made available by Cliffs Mining Company to provide support to the Wabush Group for ongoing business activities. As of December 31, 2017 and 2016, the amount outstanding under the Pre-Petition financing was $7.2 million.  Our estimated recovery of the Pre-Petition financing is included within the Loans to and accounts receivables from the Canadian Entities of $51.6 million. The Pre-Petition financing is secured by the proceeds of certain assets of the Wabush Group.
Guarantees and Contingent Liabilities
During 2017, we became aware that it was probable the Monitor will assert a preference claim against the Company and/or certain of its affiliates. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability of $55.6 million, which includes the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Consolidated Financial Position as of December 31, 2017 and included within Loss from Discontinued Operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2017. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Thus, it is possible that a change in the estimated liability may occur in the future. We deny liability for any amount and will vigorously defend such claim.
We previously recorded liabilities of $37.2 million related to guarantees for certain environmental obligations of the Canadian Entities, classified as Other liabilities in the Statements of Consolidated Financial Position as of December 31, 2016. During 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings for the Wabush Group. As part of this transaction, we were required to fund the buyer's financial assurance shortfall of $7.7 million in order to complete the conveyance of the environmental remediation obligations to the buyer, which released us from our guarantees and resulted in a net gain of $31.4 million included in Loss from Discontinued Operations, net of tax in the Statements of Consolidated Operations. Refer to the Items Measured at Fair Value on a Non-Recurring Basis section below for additional information.
Items Measured at Fair Value on a Non-Recurring Basis
The following table presents information about the financial assets and liabilities that were measured on a fair value basis at December 31, 2017 and 2016 for the Canadian Entities. The table also indicates the fair value hierarchy of the valuation techniques used to determine such fair value:

	(In Millions)
	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$51.6	$51.6	$3.0
Liabilities:
Guarantees and contingent liabilities	$—	$—	$—	$—	$31.4

	(In Millions)
	December 31, 2016
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Losses
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$48.6	$48.6	$17.5
Liabilities:
Guarantees and contingent liabilities	$—	$—	$37.2	$37.2	$—
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
We determined the fair value and recoverability of our Canadian investments by comparing the estimated fair value of the remaining underlying assets of the Canadian Entities to remaining estimated liabilities. We recorded the Canadian denominated guarantees at book value, which best approximated fair value.
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
Income Taxes
We have recognized no tax expense or benefit for the years ended December 31, 2017 and 2016 in Loss from Discontinued Operations, net of tax, related to our Canadian investments. For the year ended December 31, 2015, we recognized a tax benefit of $5.8 million in Loss from Discontinued Operations, net of tax.

NOTE 15 - CAPITAL STOCK
Common Share Public Offering
On February 9, 2017, we issued 63.25 million common shares in an underwritten public offering at a public offering price of $10.75 per common share. We received net proceeds of $661.3 million. The net proceeds from the issuance of our common shares and our issuance of $500 million aggregate principal amount of 5.75% 2025 Senior Notes were used to redeem in full all of our outstanding 8.00% 2020 1.5 Lien Notes and 7.75% 2020 Second Lien Notes. The aggregate principal amount outstanding of debt redeemed was $648.6 million. Additionally, through tender offers, we purchased $422.2 million in aggregate principal amount of debt, excluding unamortized discounts and deferred charges, of our 5.90% 2020 Senior Notes, our 4.80% 2020 Senior Notes and our 4.875% 2021 Senior Notes. In addition, we redeemed $35.6 million aggregate principal amount of the 8.25% 2020 First Lien Notes with the remaining net proceeds from our common share offering.
On August 10, 2016, we issued 44.4 million common shares in an underwritten public offering at a public offering price of $6.75 per common share. We received net proceeds of $287.6 million. The net proceeds from the issuance of our common shares were used to fully redeem our 3.95% 2018 Senior Notes.
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
Dividends
On November 19, 2014, March 27, 2015, July 1, 2015 and September 10, 2015, our Board of Directors declared the quarterly cash dividend of $17.50 per Preferred Share, which is equivalent to $0.44 per depositary share. The cash dividend was paid on February 2, 2015, May 1, 2015, August 3, 2015 and November 2, 2015 to our shareholders of record as of the close of business on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015, respectively.
Debt-for-Equity Exchanges
During the year ended December 31, 2016, we entered into a series of privately negotiated exchange agreements whereby we issued an aggregate of 8.2 million common shares in exchange for $10.0 million aggregate principal amount of our 3.95% 2018 Senior Notes, $20.1 million aggregate principal amount of our 4.80% 2020 Senior Notes and $26.8 million aggregate principal amount of our 4.875% 2021 Senior Notes. There were no exchanges that represented more than 1% of our outstanding common shares during any quarter. Accordingly, we recognized a gain of $11.3 million in Gain (loss) on extinguishment/restructuring of debt in the Statements of Consolidated Operations for the year ended December 31, 2016. The issuances of the common shares in exchange for our senior notes due 2018, 2020 and 2021 were made in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive loss within Cliffs shareholders’ deficit and related tax effects allocated to each are shown below as of December 31, 2017, 2016 and 2015:

	(In Millions)
	Pre-tax Amount	Tax Benefit	After-tax Amount
As of December 31, 2017:
Postretirement benefit liability	$(387.3)	$123.4	$(263.9)
Foreign currency translation adjustments	225.4	—	225.4
Unrealized net loss on derivative financial instruments	(0.5)	—	(0.5)
	$(162.4)	$123.4	$(39.0)
As of December 31, 2016:
Postretirement benefit liability	$(384.0)	$123.4	$(260.6)
Foreign currency translation adjustments	239.3	—	239.3
	$(144.7)	$123.4	$(21.3)
As of December 31, 2015:
Postretirement benefit liability	$(364.8)	$123.4	$(241.4)
Foreign currency translation adjustments	220.7	—	220.7
Unrealized net gain on derivative financial instruments	2.2	0.4	2.6
Unrealized gain on securities	0.1	—	0.1
	$(141.8)	$123.8	$(18.0)

The following tables reflect the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity for December 31, 2017, 2016 and 2015:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Loss on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2016	$(260.6)	$239.3	$—	$(21.3)
Other comprehensive loss before reclassifications	(29.8)	(13.9)	(0.5)	(44.2)
Net loss reclassified from accumulated other comprehensive income (loss)	26.5	—	—	26.5
Balance December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(44.8)	(0.1)	18.4	(3.3)	(29.8)
Net loss reclassified from accumulated other comprehensive income (loss)	25.6	—	0.2	0.7	26.5
Balance December 31, 2016	$(260.6)	$—	$239.3	$—	$(21.3)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2014	$(291.1)	$(1.0)	$64.4	$(18.1)	$(245.8)
Other comprehensive income (loss) before reclassifications	9.1	5.4	(26.4)	1.9	(10.0)
Net loss (gain) reclassified from accumulated other comprehensive income (loss)	40.6	(4.3)	182.7	18.8	237.8
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ equity for the years ended December 31, 2017, 2016 and 2015:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Gain)/Loss Reclassified into Income			Affected Line Item in the Statement of Consolidated Operations
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Amortization of Pension and Postretirement Benefit Liability:
Prior service costs[1]	$(0.4)	$(1.5)	$(1.4)
Net actuarial loss[1]	26.9	27.1	27.4
Curtailments/Settlements[1]	—	—	0.2
Effect of deconsolidation[2]	—	—	15.1	Loss from Discontinued Operations, net of tax
	26.5	25.6	41.3	Total before taxes
	—	—	(0.7)	Income tax benefit (expense)
	$26.5	$25.6	$40.6	Net of taxes

Unrealized loss on marketable securities:
Sale of marketable securities	$—	$—	$(2.6)	Other non-operating income (expense)
Impairment	—	—	(2.0)	Other non-operating income (expense)
	—	—	(4.6)	Total before taxes
	—	—	0.3	Income tax benefit (expense)
	$—	$—	$(4.3)	Net of taxes

Unrealized gain on foreign currency translation:
Dissolution of entity	$—	$0.2	$—	Other non-operating income (expense)
Effect of deconsolidation[3]	—	—	182.7	Loss from Discontinued Operations, net of tax
	$—	$0.2	$182.7	Net of taxes

Unrealized gain on derivative financial instruments:
Treasury lock	$—	$1.2	$—	Gain (loss) on extinguishment/restructuring of debt
Australian dollar foreign exchange contracts	—	—	26.9	Product revenues
	—	1.2	26.9	Total before taxes
	—	(0.5)	(8.1)	Income tax benefit (expense)
	$—	$0.7	$18.8	Net of taxes

Total Reclassifications for the Period	$26.5	$26.5	$237.8

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

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures for the years ended December 31, 2017, 2016 and 2015 is as follows:

	(In Millions)
	Year Ended December 31,
	2017	2016	2015
Capital additions[1]	$156.0	$68.5	$96.7
Less:
Non-cash accruals	$(2.2)	$(0.6)	$14.4
Capital leases	6.5	—	1.5
Cash paid for capital expenditures	$151.7	$69.1	$80.8

[1] Includes capital additions of $72.2 million and $24.5 million related to continuing operations and discontinued operations, respectively, for the year ended December 31, 2015.
Cash payments for interest and income taxes in 2017, 2016 and 2015 are as follows:

	(In Millions)
	2017	2016	2015
Taxes paid on income	$1.7	$6.0	$5.0
Income tax refunds	$(7.8)	$(5.4)	$(211.4)
Interest paid on debt obligations[1]	$139.0	$184.0	$185.6

[1] Includes interest paid on the corporate guarantees of the equipment loans that relate to discontinued operations for the years ended December 31, 2016 and 2015 of $1.4 million and $4.8 million, respectively.

NOTE 18 - RELATED PARTIES
One of our four operating U.S. iron ore mines is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of such co-owned mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Our joint venture partners are also our customers. The following is a summary of the mine ownership of the co-owned iron ore mine at December 31, 2017:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement and the remaining distributions are due in August 2018 and August 2019. The remaining two outstanding installments are reflected in Partnership distribution payable and Other liabilities in the Statements of Consolidated Financial Position as of December 31, 2017. We accounted for the increase in ownership as an equity transaction, which resulted in a $12.1 million decrease in equity attributable to Cliffs' shareholders and a $116.7 million decrease in Noncontrolling interest.
As part of a 2014 extension agreement between us and ArcelorMittal, which amended certain terms of the Empire partnership agreement, distributions of the partners' equity amounts were required to be made on a quarterly basis beginning in the first quarter of 2015. These equity distributions were made through the termination of the partnership agreement on December 31, 2016. We paid $8.7 million in January 2017 related to 2016 distributions. During the year ended December 31, 2016, we recorded distributions of $57.5 million to ArcelorMittal under this agreement, of which $48.8 million was paid as of December 31, 2016. During the year ended December 31, 2015, we recorded distributions of $51.7 million under this agreement, of which $40.6 million was paid as of December 31, 2015 and $11.1 million was paid in January 2016.
During 2017, we also acquired the remaining 15% equity interest in Tilden for $105.0 million. With the closing of this transaction, we now have 100% ownership of the mine. We accounted for the increase in ownership as an equity transaction, which resulted in an $89.1 million decrease in equity attributable to Cliffs' shareholders and a $15.9 million decrease in Noncontrolling interest.
Product revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2017	2016	2015
Product revenues from related parties	$806.7	$830.1	$671.1
Total product revenues	2,089.2	1,913.5	1,832.4
Related party product revenue as a percent of total product revenue	38.6%	43.4%	36.6%
The following table presents the classification of related party assets and liabilities in the Statements of Consolidated Financial Position as of December 31, 2017 and 2016:

	(In Millions)
	Balance Sheet Location	December 31, 2017	December 31, 2016
Amounts due from related parties	Accounts receivable, net	$68.1	$46.9
Customer supply agreements and provisional pricing agreements	Derivative assets	37.9	26.8
Amounts due to related parties	Partnership distribution payable	(44.2)	(8.7)
Amounts due to related parties	Other current liabilities	(12.3)	—
Amounts due to related parties	Other liabilities	(41.4)	—
Net amounts due from related parties		$8.1	$65.0
Certain supply agreements with one U.S. Iron Ore customer provide for supplemental revenue or refunds to the customer based on the customer's average annual steel pricing or based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2017	2016	2015
Income from Continuing Operations	$381.8	$219.2	$143.7
Loss (Income) from Continuing Operations attributable to Noncontrolling Interest	3.9	(25.2)	(8.6)
Net Income from Continuing Operations attributable to Cliffs shareholders	$385.7	$194.0	$135.1
Loss from Discontinued Operations, net of tax	(18.7)	(19.9)	(884.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$367.0	$174.1	$(749.3)
PREFERRED STOCK DIVIDENDS	—	—	(38.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$367.0	$174.1	$(787.7)
Weighted Average Number of Shares:
Basic	288.4	197.7	153.2
Employee Stock Plans	4.6	2.4	0.4
Diluted	293.0	200.1	153.6
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$1.34	$0.98	$0.63
Discontinued operations	(0.06)	(0.10)	(5.77)
	$1.28	$0.88	$(5.14)
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$1.32	$0.97	$0.63
Discontinued operations	(0.06)	(0.10)	(5.76)
	$1.26	$0.87	$(5.13)
The common share equivalents for the $316.25 million 1.50% 2025 Convertible Senior Notes that were issued in the fourth quarter of 2017 were not included in the computation of diluted earnings per common share as we have the ability and intent, both currently and in the future, to settle these in cash. The diluted earnings per share calculation excludes 25.3 million depositary shares that were anti-dilutive for the year ended December 31, 2015. Refer to NOTE 5 - DEBT AND CREDIT FACILITIES for further information.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Contingencies
Litigation
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
Currently, we have recorded a liability in the Statements of Consolidated Financial Position related to the following legal matters:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation.  On November 8, 2016, Tilden and Empire, along with various Michigan-aligned parties, filed petitions for review of FERC’s order regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. On January 27, 2017, Tilden, Empire and other appellants filed a motion to terminate further abeyance of briefing so that cost allocation issues could be heard at the Court of Appeals, which motion was granted on April 4, 2017. Should retroactive surcharges be permitted, our current estimate of the potential liability to the Empire and Tilden mines is $12.3 million, based on FERC's October 19, 2017 Order reviewing the July 25, 2016 ALJ initial decision. We will continue to vigorously challenge the retroactive imposition of any SSR costs before the U.S. Court of Appeals for the D.C. Circuit. As of December 31, 2017 and December 31, 2016, $12.3 million and $13.6 million, respectively, is included in our Statements of Consolidated Financial Position as part of Accrued expenses.
CCAA Proceedings
Effective January 27, 2015, following the commencement of CCAA proceedings for the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. As a result of this action, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations.
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $51.6 million and $48.6 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of Consolidated Financial Position at December 31, 2017 and 2016, respectively.
As of December 31, 2017, CCAA proceedings are ongoing and the majority of the assets of each of the Bloom Lake Group and the Wabush Group have been liquidated. The Monitor appointed by the court in the CCAA proceedings for the Bloom Lake Group and the Wabush Group has conducted a claims process pursuant to which creditors have filed claims against the Bloom Lake Group and the Wabush Group. The Monitor is reviewing all claims filed as part of this claims process. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the Bloom Lake Group and the Wabush Group, including, if any, to us, and whether we could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.
The net proceeds of sale of the assets of the Bloom Lake Group and the Wabush Group are currently being held by the Monitor. Certain of these funds will be utilized to fund the accrued and ongoing costs of the CCAA proceedings and the remaining funds will be available for distribution to the creditors of the Bloom Lake Group and the Wabush Group.
During 2017, we became aware that it was probable the Monitor will assert a preference claim against the Company and/or certain of its affiliates. Given that it is probable the claim will be asserted by the Monitor, we have recorded an estimated liability of $55.6 million, which includes the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Consolidated Financial Position as of December 31, 2017 and included within Loss from Discontinued Operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2017. Should the Monitor proceed to assert the claim, we believe the Monitor will demand an amount in excess of the value of our related-party claims against the Bloom Lake Group and the Wabush Group. Thus, it is possible that a change in the estimated liability may occur in the future. We deny liability for any amount and will vigorously defend such claim.
We previously recorded liabilities of $37.2 million related to guarantees for certain environmental obligations of the Canadian Entities, classified as Other liabilities in the Statements of Consolidated Financial Position as of December 31, 2016. During 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings for the Wabush Group. As part of this transaction, we were required to fund the buyer's financial assurance shortfall of $7.7 million in order to complete the conveyance of the environmental remediation obligations to the buyer, which released us from our guarantees and resulted in a net gain of $31.4 million included in Loss from Discontinued Operations, net of tax in the Statements of Consolidated Operations.
Environmental Matters
We had environmental liabilities of $2.9 million and $2.8 million at December 31, 2017 and 2016, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
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

	(In Millions, Except Per Share Amounts)
	2017
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$461.6	$569.3	$698.4	$600.9	$2,330.2
Sales margin	95.7	145.1	160.2	100.7	501.7
Income (Loss) from Continuing Operations	$(30.3)	$76.5	$20.6	$315.0	$381.8
Loss from Continuing Operations attributable to Noncontrolling Interest	1.7	1.7	0.5	—	3.9
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	(28.6)	78.2	21.1	315.0	385.7
Income (Loss) from Discontinued Operations, net of tax	0.5	(46.4)	32.3	(5.1)	(18.7)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(28.1)	$31.8	$53.4	$309.9	$367.0
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing Operations	$(0.11)	$0.26	$0.07	$1.06	$1.34
Discontinued Operations	—	(0.16)	0.11	(0.02)	(0.06)
	$(0.11)	$0.10	$0.18	$1.04	$1.28
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing Operations	$(0.11)	$0.26	$0.07	$1.05	$1.32
Discontinued Operations	—	(0.15)	0.11	(0.02)	(0.06)
	$(0.11)	$0.11	$0.18	$1.03	$1.26
The diluted earnings per share calculation for the first quarter of 2017 excludes equity plan awards of 4.6 million that were anti-dilutive. There was no anti-dilution in the second, third or fourth quarter of 2017.

	(In Millions, Except Per Share Amounts)
	2016
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$305.5	$496.2	$553.3	$754.0	$2,109.0
Sales margin	30.9	91.5	85.4	181.5	389.3
Income (Loss) from Continuing Operations	$114.3	$29.9	$(25.1)	$100.1	$219.2
Loss (Income) from Continuing Operations attributable to Noncontrolling Interest	(8.8)	(16.7)	2.0	(1.7)	(25.2)
Net Income (Loss) from Continuing Operations attributable to Cliffs shareholders	$105.5	$13.2	$(23.1)	$98.4	$194.0
Income (Loss) from Discontinued Operations, net of tax	2.5	(0.4)	(2.7)	(19.3)	(19.9)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$108.0	$12.8	$(25.8)	$79.1	$174.1
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing Operations	$0.61	$0.07	$(0.11)	$0.43	$0.98
Discontinued Operations	0.01	—	(0.01)	(0.08)	(0.10)
	$0.62	$0.07	$(0.12)	$0.35	$0.88
Earnings (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing Operations	$0.61	$0.07	$(0.11)	$0.42	$0.97
Discontinued Operations	0.01	—	(0.01)	(0.08)	(0.10)
	$0.62	$0.07	$(0.12)	$0.34	$0.87
The diluted earnings per share calculation for the third quarter of 2016 excludes equity plan awards of 3.0 million that were anti-dilutive. There was no anti-dilution in the first, second or fourth quarter of 2016.

NOTE 23 - SUPPLEMENTARY GUARANTOR INFORMATION
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Certain of our subsidiaries have guaranteed the obligations under the $1.075 billion 5.75% 2025 Senior Notes issued by Cleveland-Cliffs Inc. See NOTE 5 - DEBT AND CREDIT FACILITIES for further information.
The following presents the condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of December 31, 2017. The condensed consolidating financial information is presented as if the Guarantor structure at December 31, 2017 existed for all years presented. As a result, the Guarantor subsidiaries within the condensed consolidating financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 include results of subsidiaries that were previously less than wholly-owned and were historically non-guarantors until 100% ownership was obtained.
Each of the Guarantor subsidiaries fully and unconditionally guarantee, on a joint and several basis, the obligations of Cleveland-Cliffs Inc. under the $1.075 billion 5.75% 2025 Senior Notes. The guarantee of a Guarantor subsidiary will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indenture governing the $1.075 billion 5.75% 2025 Senior Notes (the “Indenture”) will be automatically and unconditionally released and discharged, upon:
(a) any sale, exchange, transfer or disposition of such Guarantor subsidiary (by merger, consolidation, or the sale of) or the capital stock of such Guarantor subsidiary after which the applicable Guarantor subsidiary is no longer a subsidiary of the Company or the sale of all or substantially all of such Guarantor subsidiary’s assets (other than by lease);
(b) upon designation of any Guarantor subsidiary as an “excluded subsidiary” (as defined in the Indenture); and
(c) upon defeasance or satisfaction and discharge of the Indenture.
Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements. The accompanying condensed consolidating financial information has been presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, and intra-entity activity and balances.

Condensed Consolidating Statement of Financial Position
As of December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$948.9	$2.1	$56.7	$—	$1,007.7
Accounts receivable, net	4.5	102.9	33.9	(0.7)	140.6
Inventories	—	138.4	45.0	—	183.4
Supplies and other inventories	—	88.8	5.1	—	93.9
Derivative assets	—	37.9	1.5	—	39.4
Loans to and accounts receivables from the Canadian Entities	44.7	6.9	—	—	51.6
Other current assets	16.4	7.5	4.1	—	28.0
TOTAL CURRENT ASSETS	1,014.5	384.5	146.3	(0.7)	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	17.5	959.0	74.5	—	1,051.0
INCOME TAX RECEIVABLE	235.3	—	—	—	235.3
INVESTMENT IN SUBSIDIARIES	1,024.3	29.9	—	(1,054.2)	—
LONG-TERM INTERCOMPANY NOTES	—	—	242.0	(242.0)	—
OTHER NON-CURRENT ASSETS	7.8	93.0	21.7	—	122.5
TOTAL ASSETS	$2,299.4	$1,466.4	$484.5	$(1,296.9)	$2,953.4
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7.1	$89.7	$31.6	$(0.7)	$127.7
Accrued employment costs	13.7	38.9	3.5	—	56.1
State and local taxes payable	—	30.0	0.2	—	30.2
Accrued expenses	5.3	13.2	15.2	—	33.7
Accrued interest	31.4	—	—	—	31.4
Accrued royalties	—	7.8	9.5	—	17.3
Contingent claims	55.6	—	—	—	55.6
Partnership distribution payable	—	44.2	—	—	44.2
Other current liabilities	2.1	33.5	20.4	—	56.0
TOTAL CURRENT LIABILITIES	115.2	257.3	80.4	(0.7)	452.2
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	59.2	403.6	(240.0)	—	222.8
Other postretirement benefits	7.2	27.0	0.7	—	34.9
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	66.4	430.6	(239.3)	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	140.6	55.9	—	196.5
LONG-TERM DEBT	2,304.2	—	—	—	2,304.2
LONG-TERM INTERCOMPANY NOTES	242.0	—	—	(242.0)	—
OTHER LIABILITIES	15.7	147.2	24.0	—	186.9
TOTAL LIABILITIES	2,743.5	975.7	(79.0)	(242.7)	3,397.5
COMMITMENTS AND CONTINGENCIES
EQUITY
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(444.1)	490.7	563.3	(1,054.2)	(444.3)
NONCONTROLLING INTEREST	—	—	0.2	—	0.2
TOTAL DEFICIT	(444.1)	490.7	563.5	(1,054.2)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$2,299.4	$1,466.4	$484.5	$(1,296.9)	$2,953.4

Condensed Consolidating Statement of Financial Position
As of December 31, 2016
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$283.4	$2.5	$37.5	$—	$323.4
Accounts receivable, net	4.5	59.3	65.7	(0.8)	128.7
Inventories	—	137.0	41.4	—	178.4
Supplies and other inventories	—	86.4	5.0	—	91.4
Derivative assets	—	31.7	1.4	—	33.1
Loans to and accounts receivables from the Canadian Entities	41.7	6.9	—	—	48.6
Other current assets	8.6	8.2	4.2	—	21.0
TOTAL CURRENT ASSETS	338.2	332.0	155.2	(0.8)	824.6
PROPERTY, PLANT AND EQUIPMENT, NET	21.4	937.7	25.3	—	984.4
INVESTMENT IN SUBSIDIARIES	882.4	24.6	—	(907.0)	—
LONG-TERM INTERCOMPANY NOTES	—	—	197.0	(197.0)	—
OTHER NON-CURRENT ASSETS	11.0	94.1	9.8	—	114.9
TOTAL ASSETS	$1,253.0	$1,388.4	$387.3	$(1,104.8)	$1,923.9
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1.6	$92.6	$14.2	$(0.8)	$107.6
Accrued employment costs	15.6	34.6	5.9	—	56.1
State and local taxes payable	—	28.1	0.2	—	28.3
Accrued expenses	7.6	14.4	19.1	—	41.1
Accrued interest	40.2	—	—	—	40.2
Accrued royalties	—	13.0	13.2	—	26.2
Partnership distribution payable	—	8.7	—	—	8.7
Other current liabilities	23.0	35.3	24.6	—	82.9
TOTAL CURRENT LIABILITIES	88.0	226.7	77.2	(0.8)	391.1
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	56.9	397.4	(208.6)	—	245.7
Other postretirement benefits	7.6	26.5	0.7	—	34.8
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	64.5	423.9	(207.9)	—	280.5
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	153.9	40.0	—	193.9
LONG-TERM DEBT	2,175.1	—	—	—	2,175.1
LONG-TERM INTERCOMPANY NOTES	197.0	—	—	(197.0)	—
OTHER LIABILITIES	58.9	118.8	36.1	—	213.8
TOTAL LIABILITIES	2,583.5	923.3	(54.6)	(197.8)	3,254.4
COMMITMENTS AND CONTINGENCIES
EQUITY
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(1,330.5)	331.5	441.7	(907.0)	(1,464.3)
NONCONTROLLING INTEREST	—	133.6	0.2	—	133.8
TOTAL DEFICIT	(1,330.5)	465.1	441.9	(907.0)	(1,330.5)
TOTAL LIABILITIES AND DEFICIT	$1,253.0	$1,388.4	$387.3	$(1,104.8)	$1,923.9

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,644.6	$444.6	$—	$2,089.2
Freight and venture partners' cost reimbursements	—	221.4	19.6	—	241.0
	—	1,866.0	464.2	—	2,330.2
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,400.6)	(427.9)	—	(1,828.5)
SALES MARGIN	—	465.4	36.3	—	501.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(81.4)	(24.7)	0.3	—	(105.8)
Miscellaneous - net	(2.2)	12.3	17.6	—	27.7
	(83.6)	(12.4)	17.9	—	(78.1)
OPERATING INCOME (LOSS)	(83.6)	453.0	54.2	—	423.6
OTHER INCOME (EXPENSE)
Interest expense, net	(126.8)	(1.0)	(4.2)	—	(132.0)
Loss on extinguishment/restructuring of debt	(165.4)	—	—	—	(165.4)
Other non-operating income	0.1	3.1	—	—	3.2
	(292.1)	2.1	(4.2)	—	(294.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(375.7)	455.1	50.0	—	129.4
INCOME TAX BENEFIT (EXPENSE)	251.4	1.3	(0.3)	—	252.4
EQUITY IN INCOME OF SUBSIDIARIES	512.6	11.8	—	(524.4)	—
INCOME FROM CONTINUING OPERATIONS	388.3	468.2	49.7	(524.4)	381.8
LOSS (INCOME) FROM DISCONTINUED OPERATIONS, net of tax	(21.3)	1.7	0.9	—	(18.7)
NET INCOME	367.0	469.9	50.6	(524.4)	363.1
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	3.9	—	—	3.9
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$367.0	$473.8	$50.6	$(524.4)	$367.0
OTHER COMPREHENSIVE INCOME (LOSS)	(4.0)	12.8	(5.2)	(7.6)	(4.0)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$363.0	$486.6	$45.4	$(532.0)	$363.0

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2016
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,379.6	$533.9	$—	$1,913.5
Freight and venture partners' cost reimbursements	—	174.9	20.6	—	195.5
	—	1,554.5	554.5	—	2,109.0
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,278.8)	(440.9)	—	(1,719.7)
SALES MARGIN	—	275.7	113.6	—	389.3
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(97.9)	(20.8)	0.9	—	(117.8)
Miscellaneous - net	(5.6)	(10.8)	(14.3)	—	(30.7)
	(103.5)	(31.6)	(13.4)	—	(148.5)
OPERATING INCOME (LOSS)	(103.5)	244.1	100.2	—	240.8
OTHER INCOME (EXPENSE)
Interest expense, net	(195.0)	0.6	(6.1)	—	(200.5)
Gain on extinguishment/restructuring of debt	166.3	—	—	—	166.3
Other non-operating income (expense)	(0.5)	0.4	0.5	—	0.4
	(29.2)	1.0	(5.6)	—	(33.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(132.7)	245.1	94.6	—	207.0
INCOME TAX BENEFIT	4.3	3.0	4.9	—	12.2
EQUITY IN INCOME OF SUBSIDIARIES	319.6	13.7	—	(333.3)	—
INCOME FROM CONTINUING OPERATIONS	191.2	261.8	99.5	(333.3)	219.2
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(17.1)	2.6	(5.4)	—	(19.9)
NET INCOME	174.1	264.4	94.1	(333.3)	199.3
INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(25.2)	—	—	(25.2)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.1	$239.2	$94.1	$(333.3)	$174.1
OTHER COMPREHENSIVE INCOME (LOSS)	(3.3)	(20.7)	13.8	6.9	(3.3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$170.8	$218.5	$107.9	$(326.4)	$170.8

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Year Ended December 31, 2015
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,368.1	$464.3	$—	$1,832.4
Freight and venture partners' cost reimbursements	—	157.3	23.6	—	180.9
	—	1,525.4	487.9	—	2,013.3
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,298.3)	(478.5)	—	(1,776.8)
SALES MARGIN	—	227.1	9.4	—	236.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(88.5)	(21.2)	(0.3)	—	(110.0)
Miscellaneous - net	7.7	(3.0)	20.1	—	24.8
	(80.8)	(24.2)	19.8	—	(85.2)
OPERATING INCOME (LOSS)	(80.8)	202.9	29.2	—	151.3
OTHER INCOME (EXPENSE)
Interest expense, net	(221.4)	(0.1)	(7.0)	—	(228.5)
Gain on extinguishment/restructuring of debt	392.9	—	—	—	392.9
Other non-operating income (expense)	(114.6)	1.2	110.8	—	(2.6)
	56.9	1.1	103.8	—	161.8
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY LOSS FROM VENTURES	(23.9)	204.0	133.0	—	313.1
INCOME TAX BENEFIT (EXPENSE)	(19.1)	(176.3)	26.1	—	(169.3)
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	(501.2)	12.9	—	488.3	—
EQUITY LOSS FROM VENTURES, net of tax	—	—	(0.1)	—	(0.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(544.2)	40.6	159.0	488.3	143.7
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(205.1)	(762.2)	75.2	—	(892.1)
NET INCOME (LOSS)	(749.3)	(721.6)	234.2	488.3	(748.4)
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(8.6)	7.7	—	(0.9)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(749.3)	$(730.2)	$241.9	$488.3	$(749.3)
PREFERRED STOCK DIVIDENDS	(38.4)	—	—	—	(38.4)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS COMMON SHAREHOLDERS	$(787.7)	$(730.2)	$241.9	$488.3	$(787.7)
OTHER COMPREHENSIVE INCOME	266.2	20.0	176.4	(196.4)	266.2
TOTAL COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(521.5)	$(710.2)	$418.3	$291.9	$(521.5)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(166.8)	$430.4	$74.5	$—	$338.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3.4)	(80.6)	(67.7)	—	(151.7)
Intercompany investing	225.7	(7.4)	(45.0)	(173.3)	—
Other investing activities	(7.7)	3.4	—	—	(4.3)
Net cash provided (used) in investing activities	214.6	(84.6)	(112.7)	(173.3)	(156.0)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	661.3	—	—	—	661.3
Proceeds from issuance of debt	1,771.5	—	—	—	1,771.5
Debt issuance costs	(28.6)	—	—	—	(28.6)
Repurchase of debt	(1,720.7)	—	—	—	(1,720.7)
Acquisition of noncontrolling interest	(105.0)	—	—	—	(105.0)
Distributions of partnership equity	—	(52.9)	—	—	(52.9)
Intercompany financing	45.0	(288.8)	70.5	173.3	—
Other financing activities	(5.8)	(4.5)	(16.4)	—	(26.7)
Net cash provided (used) by financing activities	617.7	(346.2)	54.1	173.3	498.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3.3	—	3.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	665.5	(0.4)	19.2	—	684.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283.4	2.5	37.5	—	323.4
CASH AND CASH EQUIVALENTS AT END OF YEAR	$948.9	$2.1	$56.7	$—	$1,007.7

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(275.7)	$462.9	$115.8	$—	$303.0
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6.2)	(60.0)	(2.9)	—	(69.1)
Intercompany investing	356.6	(3.3)	(117.0)	(236.3)	—
Other investing activities	0.4	10.8	—	—	11.2
Net cash provided (used) by investing activities	350.8	(52.5)	(119.9)	(236.3)	(57.9)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	287.4	—	—	—	287.4
Debt issuance costs	(5.2)	—	—	—	(5.2)
Borrowings under credit facilities	105.0	—	—	—	105.0
Repayments under credit facilities	(105.0)	—	—	—	(105.0)
Repayments on equipment loans	(95.6)	—	—	—	(95.6)
Repurchase of debt	(305.4)	—	—	—	(305.4)
Distributions of partnership equity	—	(59.9)	—	—	(59.9)
Intercompany financing	117.0	(339.9)	(13.4)	236.3	—
Other financing activities	(0.6)	(9.9)	(17.2)	—	(27.7)
Net cash used by financing activities	(2.4)	(409.7)	(30.6)	236.3	(206.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(0.5)	—	(0.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72.7	0.7	(35.2)	—	38.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	210.7	1.8	72.7	—	285.2
CASH AND CASH EQUIVALENTS AT END OF YEAR	$283.4	$2.5	$37.5	$—	$323.4

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$65.6	$(23.7)	$(4.0)	$—	$37.9
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6.9)	(68.2)	(5.7)	—	(80.8)
Intercompany investments	(205.8)	(2.9)	(80.0)	288.7	—
Other investing activities	—	(27.6)	5.2	—	(22.4)
Net cash used by investing activities	(212.7)	(98.7)	(80.5)	288.7	(103.2)
FINANCING ACTIVITIES
Proceeds from issuance of debt	503.5	—	—	—	503.5
Debt issuance costs	(33.6)	—	—	—	(33.6)
Borrowings under credit facilities	296.8	—	13.0	—	309.8
Repayments on credit facilities	(296.8)	—	(13.0)	—	(309.8)
Repayments on equipment loans	(43.6)	—	(1.8)	—	(45.4)
Repurchase of debt	(225.9)	—	—	—	(225.9)
Distributions of partnership equity	—	(40.6)	—	—	(40.6)
Preferred stock dividends	(51.2)	—	—	—	(51.2)
Intercompany financing	80.0	188.5	20.2	(288.7)	—
Other financing activities	(5.0)	(25.0)	(15.8)	—	(45.8)
Net cash provided by financing activities	224.2	122.9	2.6	(288.7)	61.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.4)	—	(1.4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77.1	0.5	(83.3)	—	(5.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	133.6	1.3	156.0	—	290.9
CASH AND CASH EQUIVALENTS AT END OF YEAR	$210.7	$1.8	$72.7	$—	$285.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cleveland-Cliffs Inc.
Opinion on the Financial Statements
We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc. (formerly Cliffs Natural Resources Inc.) and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended December 31, 2017, and the related notes and the financial schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 14, 2018
We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cleveland-Cliffs Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 14, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 14, 2018

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2017 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 14, 2018
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
The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2018 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Board Meetings and Committees - Audit Committee", "Code of Business Conduct and Ethics", "Independence and Related Party Transactions", "Information Concerning Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

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
(a)(1) and (2) - List of Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Cleveland-Cliffs Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2017 and 2016
•Statements of Consolidated Operations - Years ended December 31, 2017, 2016 and 2015
•Statements of Consolidated Comprehensive Income (Loss) - Years ended December 31, 2017, 2016 and 2015
•Statements of Consolidated Cash Flows - Years ended December 31, 2017, 2016 and 2015
•Statements of Consolidated Changes in Equity - Years ended December 31, 2017, 2016 and 2015
•Notes to Consolidated Financial Statements
The following consolidated financial statement schedule of Cleveland-Cliffs Inc. is included herein in Item 15(d) and attached as Exhibit 99(a):
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
Plan of purchase, sale, reorganization, arrangement, liquidation or succession
2.1
***Unit Purchase Agreement, dated as of December 22, 2015, by and among Cliffs Natural Resources Inc., CLF PinnOak LLC and Seneca Coal Resources, LLC (filed as Exhibit 2.3 to Cliffs’ Form 10-K for the period ended December 31, 2015 and incorporated herein by reference)

Articles of Incorporation and By-Laws of Cleveland-Cliffs Inc.
3.1
Third Amended Articles of Incorporation of Cliffs (as filed with the Secretary of State of the State of Ohio on May 13, 2013 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on May 13, 2013 and incorporated herein by reference)

3.2
Certificate of Amendment to Third Amended Articles of Incorporation of Cliffs (as filed with the Secretary of State of the State of Ohio on April 26, 2017 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference)

3.3
Certificate of Amendment to Third Amended Articles of Incorporation of Cliffs, as amended (as filed with the Secretary of State of the State of Ohio on August 15, 2017 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on August 17, 2017 and incorporated herein by reference)

3.4	Regulations of Cliffs (filed as Exhibit 3.2 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Instruments defining rights of security holders, including indentures
4.1
Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.3 to Cliffs’ Registration Statement on Form S-3 No. 333-186617 on February 12, 2013 and incorporated herein by reference)

4.2
Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Cliffs’ Form 8-K on March 16, 2010 and incorporated herein by reference)

4.3
Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.4
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.5
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs’ Form 8-K on March 23, 2011 and incorporated herein by reference)

4.6
Fifth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.7
Seventh Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated May 7, 2013 (as filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference)

4.8
Eighth Supplemental Indenture, dated as of December 19, 2017, by and between Cleveland-Cliffs Inc. and U.S. Bank National Association, as trustee, including Form of 1.50% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K on December 19, 2017 and incorporated herein by reference)

4.9
Indenture, dated as of February 27, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.1 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.10
First Supplemental Indenture, dated as of August 7, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K filed on August 7, 2017 and incorporated herein by reference)

4.11
Second Supplemental Indenture, dated as of September 29, 2017, among Cliffs Empire II Inc. and Empire Iron Mining Partnership, as additional guarantors, Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)

4.12
Third Supplemental Indenture, dated as of October 27, 2017, among Cliffs TIOP II, LLC, Marquette Range Coal Service Company and Tilden Mining Company L.C., as additional guarantors thereto, Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)

4.13
Indenture, dated as of December 19, 2017, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 4.875% Senior Secured Notes due 2024 (filed as Exhibit 4.1 to Cliffs' Form 8-K filed on December 19, 2017 and incorporated herein by reference)

4.14
Registration Rights Agreement, dated as of February 27,2017, by and among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference)

4.15
Joinder to Registration Rights Agreement, dated as of August 7,2017, by and among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.16	Form of Common Share Certificate (filed as Exhibit 4.4 to Cliffs’ Form 10-Q for the period ended September 30, 2017 and incorporated herein by reference)
Material contracts
10.1
Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cliffs Natural Resources Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

10.2
First Amendment to Syndicated Facility Agreement, dated as of June 17, 2016, to that certain Syndicated Facility Agreement, dated as of March 30, 2015, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended June 30, 2016 and incorporated herein by reference)

10.3	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.4 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.4	* Form of 2016 Change in Control Severance Agreement (filed as Exhibit 10.1 to Cliffs’ 10-Q for the period ended September 30, 2016 and incorporated herein by reference)
10.5
* Cleveland-Cliffs Inc. 2012 Non-Qualified Deferred Compensation Plan (effective January 1, 2012) dated November 8, 2011 (filed as Exhibit 10.1 to Cliffs’ Form 8-K on November 8, 2011 and incorporated herein by reference)

10.6
* Form of Indemnification Agreement between Cliffs Natural Resources Inc. and Directors (filed as Exhibit 10.5 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.7
* Cliffs Natural Resources Inc. Nonemployee Directors’ Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10(nnn) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.8	* Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 2, 2016 and incorporated herein by reference)
10.9
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.10
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.11 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.11
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.12
* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.13
* Third Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.15 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.14
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.15
* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.16
* Third Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.18 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.17
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to certain deferred compensation agreements (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.18
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.19
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.20
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.21
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.22
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.23
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.24
*Seventh Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.25
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cliffs Natural Resources Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.27
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.28
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.29
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.30
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.31
* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.32
* Seventh Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.33
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.34
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.35
* Second Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.45 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.36	*Severance Agreement and Release, by and between P. Kelly Tompkins and Cleveland-Cliffs Inc., effective December 31, 2017 (filed herewith)
10.37
* Letter Agreement, by and between Lourenco Goncalves and Cliffs Natural Resources Inc., signed as of September 11, 2014 (filed as Exhibit 10.1 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.38
* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.39
* Cliffs Natural Resources Inc. 2012 Executive Management Performance Incentive Plan effective March 13, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.40
* Cliffs Natural Resources Inc. 2017 Executive Management Performance Incentive Plan effective January 1, 2017 (filed as Exhibit 10.2 to Cliffs' Form 8-K on April 27, 2017 and incorporated herein by reference)

10.41	* Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on August 4, 2014 and incorporated herein by reference)

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

10.47	* Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 21, 2015 and incorporated herein by reference)
10.48
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting May 2018) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.61 to Cliffs’ Form 10-K for the period ended December 31, 2015 and incorporated herein by reference)

10.49
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting December 31, 2018) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.50
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) (Vesting December 31, 2018) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.51
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (EBITDA) (January 1, 20XX - December 31, 20XX) and Cash Incentive Award Agreement (EBITDA) (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.52
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan, as Amended, Performance Share Award Memorandum and Performance Share Award Agreement (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference)

10.53	* Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference)
10.54
* Form of Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Performance Share Award Memorandum and Performance Share Award Agreement (filed as Exhibit 10.4 to Cliffs’ Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference)

10.55
* Form of Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.5 to Cliffs’ Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference)

10.56
* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.57	* Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan (filed as Exhibit 4.4 to Cliffs’ Registration Statement on Form S-8 on August 20, 2015 and incorporated herein by reference)
10.58
** Pellet Sale and Purchase Agreement, effective as of October 31, 2016, by and among Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company and ArcelorMittal USA LLC (filed as Exhibit 10.72 to Cliffs’ Registration Statement on Form S-1/A No. 333-212054 on August 4, 2016 and incorporated herein by reference)

10.59
** Amended and Restated Pellet Sale and Purchase Agreement, effective as of December 31, 2015, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company and AK Steel Corporation (filed herewith)

12	Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 14, 2018 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of February 14, 2018 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of February 14, 2018 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of February 14, 2018 (filed herewith)

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

(c) Exhibits listed in Item 15(a)(3) above are incorporated herein by reference.
(d) The schedule listed above in Item 15(a)(1) and (2) is attached as Exhibit 99(a) and incorporated herein by reference.

Item 16.	Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ R. C. Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller &
Date:	February 14, 2018			Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. L. Goncalves	Chairman, President and	February 14, 2018
C. L. Goncalves	Chief Executive Officer
(Principal Executive Officer)
/s/ T. K. Flanagan	Executive Vice President,	February 14, 2018
T. K. Flanagan	Chief Financial Officer
(Principal Financial Officer)
/s/ R. C. Cebula	Vice President, Corporate Controller &	February 14, 2018
R. C. Cebula	Chief Accounting Officer
(Principal Accounting Officer)
*	Director	February 14, 2018
J. T. Baldwin
*	Director	February 14, 2018
R. P. Fisher, Jr.
*	Director	February 14, 2018
S. M. Green
*	Director	February 14, 2018
J. A. Rutkowski, Jr.
*	Director	February 14, 2018
E. M. Rychel
*	Director	February 14, 2018
M. D. Siegal
*	Director	February 14, 2018
G. Stoliar
*	Director	February 14, 2018
D. C. Taylor
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ T. K. Flanagan
(T. K. Flanagan, as Attorney-in-Fact)