Form 10-K/A
period 2017-12-31
CLEVELAND-CLIFFS INC.
filed 2018-03-13
CIK 764065

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

EXPLANATORY NOTE
Cleveland-Cliffs Inc. (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission (the "Commission") on February 14, 2018. We are filing this amendment for the sole purpose of revising portions of Exhibit 10.59 to address comments we received from the Staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.59.
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

Item 15.	Exhibits and Financial Statement Schedules
(3) List of Exhibits.

Exhibit Number	Exhibit
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
Instruments defining rights of security holders, including indentures
4.1
Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.3 to Cliffs’ Registration Statement on Form S-3 No. 333-186617 on February 12, 2013 and incorporated herein by reference)

4.2
Form of 5.90% Notes due 2020 First Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010, including Form of 5.90% Notes due 2020 (filed as Exhibit 4.2 to Cliffs’ Form 8-K on March 16, 2010 and incorporated herein by reference)

4.3
Form of 4.80% Notes due 2020 Second Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 4.80% Notes due 2020 (filed as Exhibit 4.3 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.4
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.5
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs’ Form 8-K on March 23, 2011 and incorporated herein by reference)

4.6
Fifth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.7
Seventh Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated May 7, 2013 (as filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference)

4.8
Eighth Supplemental Indenture, dated as of December 19, 2017, by and between Cleveland-Cliffs Inc. and U.S. Bank National Association, as trustee, including Form of 1.50% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K on December 19, 2017 and incorporated herein by reference)

4.9
Indenture, dated as of February 27, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.1 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.10
First Supplemental Indenture, dated as of August 7, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K filed on August 7, 2017 and incorporated herein by reference)

4.11
Second Supplemental Indenture, dated as of September 29, 2017, among Cliffs Empire II Inc. and Empire Iron Mining Partnership, as additional guarantors, Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

4.12
Third Supplemental Indenture, dated as of October 27, 2017, among Cliffs TIOP II, LLC, Marquette Range Coal Service Company and Tilden Mining Company L.C., as additional guarantors thereto, Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.12 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

4.13
Indenture, dated as of December 19, 2017, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 4.875% Senior Secured Notes due 2024 (filed as Exhibit 4.1 to Cliffs' Form 8-K filed on December 19, 2017 and incorporated herein by reference)

4.14
Registration Rights Agreement, dated as of February 27,2017, by and among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference)

4.15
Joinder to Registration Rights Agreement, dated as of August 7,2017, by and among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

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
10.9
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.10
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.11 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.11
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.12
* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.13
* Third Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.15 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.14
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.15
* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.16
* Third Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.18 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.17
* Trust Agreement No. 5, dated as of October 28, 1987, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to certain deferred compensation agreements (filed as Exhibit 10.16 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.18
* First Amendment to Trust Agreement No. 5, dated as of May 12, 1989, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.17 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.19
* Second Amendment to Trust Agreement No. 5, dated as of April 9, 1991, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.18 to Form 10-K of Cliffs’ for the period ended December 31, 2011 and incorporated herein by reference)

10.20
* Third Amendment to Trust Agreement No. 5, dated as of March 9, 1992, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.21
* Fourth Amendment to Trust Agreement No. 5, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.20 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.22
* Fifth Amendment to Trust Agreement No. 5, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.19 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.23
*Sixth Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(hh) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.24
*Seventh Amendment to Trust Agreement No. 5 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.25
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cliffs Natural Resources Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.27
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.28
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.29
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.30
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.31
* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.32
* Seventh Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.33
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.34
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.35
* Second Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.45 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.36
*Severance Agreement and Release, by and between P. Kelly Tompkins and Cleveland-Cliffs Inc., effective December 31, 2017 (filed as Exhibit 10.36 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

10.37
* Letter Agreement, by and between Lourenco Goncalves and Cliffs Natural Resources Inc., signed as of September 11, 2014 (filed as Exhibit 10.1 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.38
* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.39
* Cliffs Natural Resources Inc. 2012 Executive Management Performance Incentive Plan effective March 13, 2012 (filed as Exhibit 10.3 to Cliffs’ Form 8-K on May 14, 2012 and incorporated herein by reference)

10.40
* Cliffs Natural Resources Inc. 2017 Executive Management Performance Incentive Plan effective January 1, 2017 (filed as Exhibit 10.2 to Cliffs' Form 8-K on April 27, 2017 and incorporated herein by reference)

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
Ratio of Earnings To Combined Fixed Charges And Preferred Stock Dividend Requirements (filed as Exhibit 12 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

21	Subsidiaries of the Registrant (filed as Exhibit 21 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)
23	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)
24	Power of Attorney (filed as Exhibit 24 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)
31.1
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 14, 2018 (filed as Exhibit 31.1 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of February 14, 2018 (filed as Exhibit 31.2 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

31.3	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of March 13, 2018 (filed herewith)
31.4	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of March 13, 2018 (filed herewith)

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of February 14, 2018 (filed as Exhibit 32.1 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of February 14, 2018 (filed as Exhibit 32.2 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

95	Mine Safety Disclosures (filed as Exhibit 95 to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)
99(a)	Schedule II – Valuation and Qualifying Accounts (filed as Exhibit 99(a) to Cliffs' Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)
101.INS	**** XBRL Instance Document
101.SCH	**** XBRL Taxonomy Extension Schema Document
101.CAL	**** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**** XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**** XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or other compensatory arrangement.
**	Confidential treatment requested and/or approved as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
***
Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

****	Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 14, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ R. C. Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller &
Date:	March 13, 2018			Chief Accounting Officer