Form 10-Q
period 2018-03-31
CLEVELAND-CLIFFS INC.
filed 2018-04-24
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 297,733,061 as of April 20, 2018.

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
ABL Facility
Amended and Restated Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are parties hereto, as the Lenders, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent party hereto, as Borrowers dated as of March 30, 2015, and Amended and Restated as of February 28, 2018

Adjusted EBITDA
EBITDA excluding certain items such as impairment of inventory and long-lived assets, severance and retention costs, impacts of discontinued operations, foreign currency exchange remeasurement, and extinguishment of debt

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
Long ton	2,240 pounds
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
SSR	System Support Resource
Tilden	Tilden Mining Company L.C.
Topic 606	ASC Topic 606, Revenue from Contracts with Customers
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S Steel Corporation and all subsidiaries
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$786.6	$1,007.7
Accounts receivable, net	47.2	140.6
Inventories	324.4	183.4
Supplies and other inventories	81.7	93.9
Derivative assets	93.6	39.4
Loans to and accounts receivable from the Canadian Entities	50.4	51.6
Other current assets	28.5	28.0
TOTAL CURRENT ASSETS	1,412.4	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,047.3	1,051.0
OTHER ASSETS
Deposits for property, plant and equipment	74.1	17.8
Income tax receivable	219.9	235.3
Other non-current assets	109.2	104.7
TOTAL OTHER ASSETS	403.2	357.8
TOTAL ASSETS	$2,862.9	$2,953.4
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2018	December 31, 2017
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$99.5	$127.7
Accrued expenses	94.4	107.1
Accrued interest	28.2	31.4
Contingent claims	54.3	55.6
Partnership distribution payable	44.2	44.2
Other current liabilities	104.3	86.2
TOTAL CURRENT LIABILITIES	424.9	452.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	251.4	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	181.2	196.5
LONG-TERM DEBT	2,308.2	2,304.2
OTHER LIABILITIES	182.0	186.9
TOTAL LIABILITIES	3,347.7	3,397.5
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 19)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2017 - 600,000,000 shares);
Issued - 301,886,794 shares (2017 - 301,886,794 shares);
Outstanding - 297,733,061 shares (2017 - 297,400,968 shares)	37.7	37.7
Capital in excess of par value of shares	3,918.0	3,933.9
Retained deficit	(4,257.6)	(4,207.3)
Cost of 4,153,733 common shares in treasury (2017 - 4,485,826 shares)	(151.8)	(169.6)
Accumulated other comprehensive loss	(31.3)	(39.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(485.0)	(444.3)
NONCONTROLLING INTEREST	0.2	0.2
TOTAL DEFICIT	(484.8)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$2,862.9	$2,953.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2018	2017
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$220.7	$412.8
Freight and venture partners' cost reimbursements	18.3	48.8
	239.0	461.6
COST OF GOODS SOLD AND OPERATING EXPENSES	(242.6)	(365.3)
SALES MARGIN	(3.6)	96.3
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(27.7)	(27.7)
Miscellaneous – net	(8.7)	11.5
	(36.4)	(16.2)
OPERATING INCOME (LOSS)	(40.0)	80.1
OTHER INCOME (EXPENSE)
Interest expense, net	(33.5)	(42.8)
Loss on extinguishment of debt	—	(71.9)
Other non-operating income	4.4	2.5
	(29.1)	(112.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(69.1)	(32.1)
INCOME TAX BENEFIT (EXPENSE)	(15.7)	1.8
LOSS FROM CONTINUING OPERATIONS	(84.8)	(30.3)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	0.5	0.5
NET LOSS	(84.3)	(29.8)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	1.7
NET LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(84.3)	$(28.1)
LOSS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – BASIC
Continuing operations	$(0.29)	$(0.11)
Discontinued operations	—	—
	$(0.29)	$(0.11)
LOSS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – DILUTED
Continuing operations	$(0.29)	$(0.11)
Discontinued operations	—	—
	$(0.29)	$(0.11)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,266	265,164
Diluted	297,266	265,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Loss
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2018	2017
NET LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(84.3)	$(28.1)
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	6.7	4.7
Unrealized net gain (loss) on foreign currency translation	0.7	(12.7)
Unrealized net gain on derivative financial instruments, net of tax	0.3	—
OTHER COMPREHENSIVE INCOME (LOSS)	7.7	(8.0)
OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	5.0
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(76.6)	$(31.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(84.3)	$(29.8)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	23.9	23.2
Loss on extinguishment/restructuring of debt	—	71.9
Gain on derivatives	(40.8)	(17.7)
Other	25.9	0.8
Changes in operating assets and liabilities:
Receivables and other assets	196.3	86.5
Inventories	(193.0)	(70.0)
Payables, accrued expenses and other liabilities	(70.9)	(90.0)
Net cash used by operating activities	(142.9)	(25.1)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12.4)	(25.9)
Deposits for property, plant and equipment	(59.0)	(2.0)
Other investing activities	—	0.5
Net cash used by investing activities	(71.4)	(27.4)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	500.0
Debt issuance costs	(1.5)	(8.5)
Net proceeds from issuance of common shares	—	661.3
Repurchase of debt	—	(1,115.5)
Distributions of partnership equity	—	(8.7)
Other financing activities	(5.5)	(5.6)
Net cash provided (used) by financing activities	(7.0)	23.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.2	1.4
DECREASE IN CASH AND CASH EQUIVALENTS	(221.1)	(28.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,007.7	323.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$786.6	$295.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
On January 25, 2018, we announced that we would accelerate the projected time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. On April 6, 2018, we committed to a course of action expected to lead to the permanent closure of the Asia Pacific Iron Ore mining operations and expect our final Asia Pacific Iron Ore shipment to occur by June 30, 2018. Factors considered in this decision include increasingly discounted prices for lower-iron-content ore, the quality of the remaining iron ore reserves and the lack of a legitimate offer from a qualified buyer. As a result, we recorded various adjustments to Inventories, Property, Plant and Equipment, Environmental and mine closure obligations and Supplies and other inventories consistent with our current mine plan. Refer to NOTE 5 - INVENTORIES, NOTE 6 - PROPERTY, PLANT AND EQUIPMENT and NOTE 13 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
We report our results from continuing operations in two reportable segments: U.S. Iron Ore and Asia Pacific Iron Ore.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of March 31, 2018:

Name	Location	Status of Operations
Northshore	Minnesota	Active
United Taconite	Minnesota	Active
Tilden	Michigan	Active
Empire	Michigan	Indefinitely Idled
Koolyanobbing[1]	Western Australia	Active

1 On April 6, 2018, we committed to a course of action expected to lead to the permanent closure of the Asia Pacific Iron Ore mining operations and expect our final Asia Pacific Iron Ore shipment to occur by June 30, 2018.

Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of March 31, 2018 and December 31, 2017, our investment in Hibbing was $7.3 million and $11.0 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of our Australian subsidiaries is the Australian dollar. The functional currency of all other international subsidiaries is the U.S. dollar. The financial statements of our Australian subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. To the extent that monetary assets and liabilities, including short-term intercompany loans, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous – net in the Statements of Unaudited Condensed Consolidated Operations.
The following represents the transaction gains and losses resulting from remeasurement:

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Short-term intercompany loans	$(0.2)	$15.1
Cash and cash equivalents	0.1	(1.2)
Other	(0.2)	(0.3)
Net impact of transaction gains (losses) resulting from remeasurement	$(0.3)	$13.6
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein other than those related to the adoption of Topic 606. Refer to NOTE 2 - NEW ACCOUNTING STANDARDS for further information.

NOTE 2 - NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
ASC Topic 606, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted Topic 606 and applied it to all contracts that were not completed using the modified retrospective method. We recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of Retained deficit of $34.0 million. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect that the adoption of Topic 606 will have a material impact to our annual net income on an ongoing basis.
Under Topic 606, revenue will generally be recognized upon delivery for our U.S. Iron Ore customers, which is earlier than under the previous guidance. As an example, for certain iron ore shipments where revenue was previously recognized upon title transfer when payment was received, we will now recognize revenue when control transfers, which is generally upon delivery. While we continue to retain title until we receive payment, we determined upon review of our customer contracts that the preponderance of control indicators pass to our customers' favor when we deliver our products; thus, we generally concluded control transfers at that point. As a result of the adoption of Topic 606 and vessel deliveries not occurring during the winter months because of the closure of the Soo Locks and the Welland Canal, our revenues and net income will be relatively lower than historical levels during the first quarter of each year and relatively higher than historical levels during the remaining three quarters in future years. However, the total amount of revenue recognized during the year should remain substantially the same as under previous accounting standards, assuming revenue rates and volumes are consistent between years.
The adoption of Topic 606 will not change the pattern or timing of revenue recognition for Asia Pacific Iron Ore, as control transfers when vessels are loaded, which is the same time title and the risk of loss transfers to our customers.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows:

	($ in Millions)
	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,007.7	$—	$1,007.7
Accounts receivable, net	140.6	76.6	217.2
Inventories	183.4	(51.4)	132.0
Supplies and other inventories	93.9	—	93.9
Derivative assets	39.4	11.6	51.0
Loans to and accounts receivable from the Canadian Entities	51.6	—	51.6
Other current assets	28.0	—	28.0
TOTAL CURRENT ASSETS	1,544.6	36.8	1,581.4
PROPERTY, PLANT AND EQUIPMENT, NET	1,051.0	—	1,051.0
OTHER ASSETS
Deposits for property, plant and equipment	17.8	—	17.8
Income tax receivable	235.3	—	235.3
Other non-current assets	104.7	—	104.7
TOTAL OTHER ASSETS	357.8	—	357.8
TOTAL ASSETS	$2,953.4	$36.8	$2,990.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$127.7	$1.4	$129.1
Accrued expenses	107.1	—	107.1
Accrued interest	31.4	—	31.4
Contingent claims	55.6	—	55.6
Partnership distribution payable	44.2	—	44.2
Other current liabilities	86.2	1.4	87.6
TOTAL CURRENT LIABILITIES	452.2	2.8	455.0
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	257.7	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	196.5	—	196.5
LONG-TERM DEBT	2,304.2	—	2,304.2
OTHER LIABILITIES	186.9	—	186.9
TOTAL LIABILITIES	3,397.5	2.8	3,400.3
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT	(444.3)	34.0	(410.3)
NONCONTROLLING INTEREST	0.2	—	0.2
TOTAL DEFICIT	(444.1)	34.0	(410.1)
TOTAL LIABILITIES AND DEFICIT	$2,953.4	$36.8	$2,990.2

The impact of adoption on our Statements of Unaudited Condensed Consolidated Operations and Statements of Unaudited Condensed Consolidated Financial Position is as follows:

	($ in Millions)
	Three Months Ended March 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$220.7	$279.1	$(58.4)
Freight and venture partners' cost reimbursements	18.3	22.4	(4.1)
	239.0	301.5	(62.5)
COST OF GOODS SOLD AND OPERATING EXPENSES	(242.6)	(286.2)	43.6
SALES MARGIN	(3.6)	15.3	(18.9)
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(27.7)	(27.7)	—
Miscellaneous – net	(8.7)	(8.7)	—
	(36.4)	(36.4)	—
OPERATING LOSS	(40.0)	(21.1)	(18.9)
OTHER INCOME (EXPENSE)
Interest expense, net	(33.5)	(33.5)	—
Other non-operating income	4.4	4.4	—
	(29.1)	(29.1)	—
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(69.1)	(50.2)	(18.9)
INCOME TAX EXPENSE	(15.7)	(15.7)	—
LOSS FROM CONTINUING OPERATIONS	(84.8)	(65.9)	(18.9)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	0.5	0.5	—
NET LOSS	(84.3)	(65.4)	(18.9)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—
NET LOSS ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(84.3)	$(65.4)	$(18.9)
LOSS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – BASIC
Continuing operations	$(0.29)	$(0.23)	$(0.06)
Discontinued operations	—	—	—
	$(0.29)	$(0.23)	$(0.06)
LOSS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – DILUTED
Continuing operations	$(0.29)	$(0.23)	$(0.06)
Discontinued operations	—	—	—
	$(0.29)	$(0.23)	$(0.06)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,266	297,266
Diluted	297,266	297,266

	($ in Millions)
	March 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$786.6	$786.6	$—
Accounts receivable, net	47.2	24.9	22.3
Inventories	324.4	332.0	(7.6)
Supplies and other inventories	81.7	81.7	—
Derivative assets	93.6	91.3	2.3
Loans to and accounts receivable from the Canadian Entities	50.4	50.4	—
Other current assets	28.5	28.5	—
TOTAL CURRENT ASSETS	1,412.4	1,395.4	17.0
PROPERTY, PLANT AND EQUIPMENT, NET	1,047.3	1,047.3	—
OTHER ASSETS
Deposits for property, plant and equipment	74.1	74.1	—
Income tax receivable	219.9	219.9	—
Other non-current assets	109.2	109.2	—
TOTAL OTHER ASSETS	403.2	403.2	—
TOTAL ASSETS	2,862.9	2,845.9	17.0

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$99.5	$99.2	$0.3
Accrued expenses	94.4	94.4	—
Accrued interest	28.2	28.2	—
Contingent claims	54.3	54.3	—
Partnership distribution payable	44.2	44.2	—
Other current liabilities	104.3	104.0	0.3
TOTAL CURRENT LIABILITIES	424.9	424.3	0.6
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	251.4	251.4	—
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	181.2	181.2	—
LONG-TERM DEBT	2,308.2	2,308.2	—
OTHER LIABILITIES	182.0	182.0	—
TOTAL LIABILITIES	3,347.7	3,347.1	0.6
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT	(485.0)	(501.4)	16.4
NONCONTROLLING INTEREST	0.2	0.2	—
TOTAL DEFICIT	(484.8)	(501.2)	16.4
TOTAL LIABILITIES AND DEFICIT	$2,862.9	$2,845.9	$17.0
The adoption of Topic 606 did not have an impact on net cash flows in our Statements of Unaudited Condensed Consolidated Cash Flows.
ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On January 1, 2018, we adopted the amendments to ASC 715 regarding the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs have been reclassified from Cost of goods sold and operating expenses, Selling, general and administrative expenses and Miscellaneous – net to Other non-operating income.  We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our Pension and other postretirement benefits footnote as the basis for applying retrospective presentation for comparative periods. On a prospective basis, only service costs will be included in amounts capitalized in inventory or property, plant, and equipment.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our Statements of Unaudited Condensed Consolidated Operations was as follows:

	($ in Millions)
	Three Months Ended March 31, 2017
	As Revised	Previously Reported	Effect of Change
Cost of goods sold and operating expenses	$(365.3)	$(365.9)	$0.6
Selling, general and administrative expenses	$(27.7)	$(25.7)	$(2.0)
Miscellaneous – net	$11.5	$11.9	$(0.4)
Operating income	$80.1	$81.9	$(1.8)
Other non-operating income	$2.5	$0.7	$1.8
Net Loss	$(29.8)	$(29.8)	$—
Recent Accounting Pronouncements
Issued and Not Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the Statements of Unaudited Condensed Consolidated Operations. We plan to adopt the standard on its effective date of January 1, 2019. The new standard may be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional alternative approach, which requires application of the new guidance at the beginning of the standards effective date. We are currently finalizing our implementation plan, compiling an inventory of existing leases and evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.
NOTE 3 - SEGMENT REPORTING
Our continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore. Our U.S. Iron Ore segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. The Asia Pacific Iron Ore segment is located in Western Australia and provides iron ore to the seaborne market for Asian steel producers. There were no intersegment revenues in the first quarter of 2018 or 2017.
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

The following tables present a summary of our reportable segments including a reconciliation of segment sales margin to Loss from Continuing Operations Before Income Taxes and a reconciliation of Net Loss to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2018		2017
Revenues from product sales and services:
U.S. Iron Ore	$180.0	75%	$286.2	62%
Asia Pacific Iron Ore	59.0	25%	175.4	38%
Total revenues from product sales and services	$239.0	100%	$461.6	100%

Sales margin:
U.S. Iron Ore	$61.5		$49.0
Asia Pacific Iron Ore	(65.1)		47.3
Sales margin	(3.6)		96.3
Other operating expense	(36.4)		(16.2)
Other expense	(29.1)		(112.2)
Loss from continuing operations before income taxes	$(69.1)		$(32.1)

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Net Loss	$(84.3)	$(29.8)
Less:
Interest expense, net	(33.5)	(42.8)
Income tax benefit (expense)	(15.7)	1.8
Depreciation, depletion and amortization	(23.9)	(23.2)
EBITDA	$(11.2)	$34.4
Less:
Inventory impairments	$(18.9)	$—
Impairment of long-lived assets	(2.6)	—
Severance and retention costs	(1.5)	—
Impact of discontinued operations	0.5	0.5
Foreign exchange remeasurement	(0.3)	13.6
Loss on extinguishment of debt	—	(71.9)
Adjusted EBITDA	$11.6	$92.2

EBITDA
U.S. Iron Ore	$72.5	$57.9
Asia Pacific Iron Ore	(63.7)	51.4
Other	(20.0)	(74.9)
Total EBITDA	$(11.2)	$34.4

Adjusted EBITDA:
U.S. Iron Ore	$77.1	$64.1
Asia Pacific Iron Ore	(39.6)	53.8
Other	(25.9)	(25.7)
Total Adjusted EBITDA	$11.6	$92.2

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Depreciation, depletion and amortization:
U.S. Iron Ore	$15.8	$16.4
Asia Pacific Iron Ore	6.7	4.7
Other	1.4	2.1
Total depreciation, depletion and amortization	$23.9	$23.2

Capital additions[1]:
U.S. Iron Ore	$18.7	$27.1
Asia Pacific Iron Ore	—	0.2
Other[2]	60.2	—
Total capital additions	$78.9	$27.3

[1] Includes cash paid for capital additions of $71.4 million, including deposits of $59.0 million, and an increase in non-cash accruals of $7.5 million for the three months ended March 31, 2018 compared to cash paid for capital additions of $27.9 million, including deposits of $2.0 million, and a decrease in non-cash accruals of $0.6 million for the three months ended March 31, 2017.

[2] Includes capital additions related to our HBI project.
A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2018	December 31, 2017
Assets:
U.S. Iron Ore	$1,646.8	$1,500.6
Asia Pacific Iron Ore	78.4	138.8
Total segment assets	1,725.2	1,639.4
Corporate and Other	1,137.7	1,314.0
Total assets	$2,862.9	$2,953.4
NOTE 4 - REVENUE
Revenue is recognized generally when iron ore is delivered to our customers. Revenue is measured at the point control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. We offer standard payment terms to our customers, generally requiring settlement within 30 days.
We enter into supply contracts of varying lengths to provide customers iron ore to use in their blast furnaces. Blast furnaces run continuously with a constant feed of iron ore and once shut down, cannot easily be restarted. As a result, we ship iron ore in large quantities for storage and use by customers at a later date. Customers do not simultaneously receive and consume the benefits of the iron ore. Based on our assessment of the factors that indicate the pattern of satisfaction, we transfer control of the iron ore at a point in time upon shipment or delivery of the product. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered.
We disaggregate Revenues from product sales and services based on geographical location. We sell a single product, iron ore, in the North American and Asian markets. Refer to NOTE 3 - SEGMENT REPORTING for further information on disaggregated revenue.
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following: Platts 62% Price, pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Indices, including industrial commodities, energy and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with ASC Topic 815. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information on how our estimated expected and final revenue rates are determined.
A supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore is consumed in the customer’s blast furnaces. As control transfers prior to consumption, the supplemental revenue is recorded in accordance with ASC Topic 815. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information on supplemental revenue or refunds.
Included within Revenues from product sales and services is derivative revenue related to ASC Topic 815 of $43.8 million and $1.3 million, for three months ended March 31, 2018 at our U.S. Iron Ore and Asia Pacific Iron Ore segments, respectively.
Practical expedients and exemptions
We have elected to treat all shipping and handling costs as fulfillment costs as a significant portion of these costs are incurred prior to control transfer.
We have various long-term sales contracts with minimum purchase and supply requirement provisions that extend beyond the current reporting period. The portion of our transaction price for these contracts that is allocated entirely to wholly unsatisfied performance obligations is based on market prices that have not yet been determined and therefore is variable in nature. As such, we have not disclosed the value of unsatisfied performance obligations pursuant to the practical expedient.
Deferred Revenue
The table below summarizes our deferred revenue balances:

	Deferred Revenue (Current)[1]	Deferred Revenue (Long-Term)
Opening balance as of January 1, 2018	$23.8	$51.4
Closing balance as of March 31, 2018	31.0	51.4
Increase	$7.2	$—

[1] The opening balance includes a $1.4 million adjustment from the December 31, 2017 balance due to the adoption of Topic 606.
The terms of one of our U.S. Iron Ore pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of March 31, 2018 and December 31, 2017, installment amounts received in excess of sales totaled $64.2 million related to this agreement. As of March 31, 2018 and December 31, 2017, deferred revenue of $12.8 million was recorded in Other current liabilities and $51.4 million was recorded as long-term in Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed shipments for certain customers. Revenue recognized on these transactions totaling $18.2 million and $9.6 million was deferred and included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2018 and December 31, 2017, respectively.

NOTE 5 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	March 31, 2018			December 31, 2017
Segment	Finished Goods	Work-in Process	Total Inventory	Finished Goods	Work-in Process	Total Inventory
U.S. Iron Ore	$267.2	$36.0	$303.2	$127.1	$11.3	$138.4
Asia Pacific Iron Ore	20.2	1.0	21.2	33.3	11.7	45.0
Total	$287.4	$37.0	$324.4	$160.4	$23.0	$183.4
We recorded lower of cost or net realizable value inventory charges of $13.0 million and $9.1 million related to finished goods inventory and work-in process inventory, respectively, at Asia Pacific Iron Ore in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2018. The charges were a result of the decline in our expected realized revenue rates for future sales of these tons. There were no lower of cost or net realizable value inventory adjustments recorded for the three months ended March 31, 2017.
We recorded an impairment charge of $1.4 million and $13.2 million related to finished goods inventory and work-in process inventory, respectively, at Asia Pacific Iron Ore in Cost of goods sold and operating expenses in the Statements of Consolidated Operations for the three months ended March 31, 2018. Inventory not expected to be sold prior to the closure of operations was impaired. There were no inventory impairment adjustments recorded for the three months ended March 31, 2017.
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets:

	(In Millions)
	March 31, 2018	December 31, 2017
Land rights and mineral rights	$549.6	$549.6
Office and information technology	66.3	66.3
Buildings	85.5	86.8
Mining equipment	594.0	594.4
Processing equipment	619.8	617.0
Electric power facilities	57.0	57.0
Land improvements	23.6	23.7
Asset retirement obligation	16.9	19.2
Other	30.3	30.3
Construction in-progress	48.1	35.1
	2,091.1	2,079.4
Allowance for depreciation and depletion	(1,043.8)	(1,028.4)
	$1,047.3	$1,051.0
We recorded depreciation and depletion expense of $21.3 million and $22.6 million in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2018 and March 31, 2017, respectively.
As of March 31, 2018, based on the anticipated closure of the Asia Pacific Iron Ore operations we determined that we would not recover the value of certain long-lived assets at our Asia Pacific Iron Ore operations. As a result, we recorded an impairment of $2.6 million in Miscellaneous – net in the Statements of Unaudited Condensed Consolidated Operations.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
March 31, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(6.7)	$(2.5)	$390.8
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.1)	88.6
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.2)	(0.1)	122.1
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.3)	(83.2)	226.8
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,075.0	(11.1)	(16.0)	1,047.9
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.4)	292.7
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.3
Long-term debt					$2,308.2

(In Millions)
December 31, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(7.1)	$(2.6)	$390.3
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.1)	88.6
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.6)	(85.6)	224.1
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,075.0	(11.3)	(16.5)	1,047.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.4)	(3.4)	292.6
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.4
Long-term debt					$2,304.2
$1.075 Billion 5.75% 2025 Senior Notes
On February 27, 2017, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance of $500 million aggregate principal amount of 5.75% 2025 Senior Notes. On August 7, 2017, we issued an additional $575 million aggregate principal amount of our 5.75% 2025 Senior Notes. The second tranche was issued at 97.0% of face value. The 5.75% 2025 Senior Notes were issued in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of these issuances, we filed on February 14, 2018 a registration statement with the

SEC with respect to a registered offer to exchange the 5.75% 2025 Senior Notes for publicly registered notes, with all significant terms and conditions remaining the same.
Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2018:

(In Millions)
Maturities of Debt
2018	$—
2019	—
2020	211.3
2021	138.4
2022	—
2023	—
2024 and thereafter	2,089.7
Total maturities of debt	$2,439.4
ABL Facility
On February 28, 2018, we entered into an amended and restated senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility amends and restates our prior $550.0 million Syndicated Facility Agreement, dated as of March 30, 2015. The ABL Facility will mature upon the earlier of February 28, 2023 or 60 days prior to the maturity of certain other material debt, and provides for up to $450.0 million in borrowings, comprised of (i) a $400.0 million U.S. tranche, including a $248.8 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) a $50.0 million Australian tranche, including a $24.4 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. Availability under both the U.S. tranche and Australian tranche of the ABL Facility is limited to an eligible U.S. borrowing base and Australian borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly-owned U.S. and Australian subsidiaries and are required to be guaranteed by certain of our future U.S. and Australian subsidiaries; provided, however, that the obligations of any U.S. entity will not be guaranteed by any Australian entity. Amounts outstanding under the ABL Facility are secured by (i) a first-priority security interest in the accounts receivable and other rights to payment, inventory, as-extracted collateral, certain investment property, deposit accounts, securities accounts, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets of ours, the other borrowers and the guarantors, and proceeds and products of each of the foregoing (collectively, the “ABL Collateral”); provided, however, that the ABL Collateral owned by a borrower or guarantor that is organized under the laws of Australia (the “Australian Loan Parties”) shall only secure the Australian tranche and obligations of the borrowers and guarantors organized under the laws of Australia, (ii) a second-priority security interest in substantially all of our assets and the assets of the other borrowers and the guarantors (other than the Australian Loan Parties) other than the ABL Collateral (collectively, the “Notes Collateral” and, together with the ABL Collateral, the “Collateral”) and (iii) solely in the case of the obligations of the Australian Loan Parties under the ABL Facility, a featherweight floating security interest over substantially all assets of the Australian Loan Parties other than ABL Collateral, in each case, subject to certain customary exceptions.
Borrowings under the ABL Facility bear interest, at our option, at a base rate, an Australian base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. The base rate is equal to the greatest of the federal funds rate plus ½ of 1%, the LIBOR rate based on a one-month interest period plus 1% and the floating rate announced by Bank of America Merrill Lynch as its “prime rate" and 1%. The Australian base rate is equal to the LIBOR rate as of 11:00 a.m. on the first business day of each month for a one-month period. The LIBOR rate is a per annum fixed rate equal to LIBOR with respect to the applicable interest period and amount of LIBOR rate loan requested.
The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding the maintenance of certain financial ratios if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of, our capital stock, covenants relating to the incurrence or prepayment of certain debt, covenants relating to the incurrence of liens or encumbrances, covenants relating to compliance with laws, covenants relating to transactions with affiliates, covenants relating to mergers and sales of all or substantially all of our assets and limitations on changes in the nature of our business.
The ABL Facility provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees, or other amounts, a representation or warranty proving to have been materially incorrect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to certain material indebtedness, the bankruptcy or insolvency of the Company and certain of its subsidiaries, monetary judgment defaults of a specified amount, invalidity of any loan documentation, a change of control of the Company, and ERISA defaults resulting in liability of a specified amount. If an event of a default exists (beyond any applicable grace or cure period, if any), the administrative agent may and, at the direction of the requisite number of lenders, shall declare all amounts owing under the ABL Facility immediately due and payable, terminate such lenders’ commitments to make loans under the ABL Facility and/or exercise any and all remedies and other rights under the ABL Facility. For certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding loans and other amounts will become immediately due and payable.
As of March 31, 2018 and December 31, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
As of March 31, 2018 and December 31, 2017, no loans were drawn under the ABL Facility and we had total availability of $314.1 million and $273.2 million, respectively, as a result of borrowing base limitations. As of March 31, 2018 and December 31, 2017, the principal amount of letter of credit obligations totaled $46.6 million and $46.5 million, respectively, to support business obligations primarily related to workers compensation and environmental obligations, thereby further reducing available borrowing capacity on our ABL Facility to $267.5 million and $226.7 million, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities of the Company measured at fair value:

	(In Millions)
	March 31, 2018
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$36.0	$490.6	$—	$526.6
Derivative assets	—	—	93.6	93.6
Total	$36.0	$490.6	$93.6	$620.2
Liabilities:
Derivative liabilities	$—	$0.2	$4.2	$4.4
Total	$—	$0.2	$4.2	$4.4

	(In Millions)
	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$66.3	$550.6	$—	$616.9
Derivative assets	—	—	39.4	39.4
Total	$66.3	$550.6	$39.4	$656.3
Liabilities:
Derivative liabilities	$—	$0.3	$2.4	$2.7
Total	$—	$0.3	$2.4	$2.7
Financial assets classified in Level 1 include money market funds and treasury bonds. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable. Level 2 assets include commercial paper and certificates of deposit. Level 2 liabilities include commodity hedge contracts.
The Level 3 assets and liabilities include derivative assets that consist of freestanding derivative instruments related to certain supply agreements with one of our U.S. Iron Ore customers and derivative assets and liabilities related to certain provisional pricing arrangements with our U.S. Iron Ore and Asia Pacific Iron Ore customers.
The supply agreement included in our Level 3 assets includes provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust the corresponding asset or liability to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instruments are determined using a market approach based on the estimate of the average annual daily market price for hot-rolled coil steel. This estimate takes into consideration current market conditions and nonperformance risk. We had assets of $91.2 million and $37.9 million at March 31, 2018 and December 31, 2017, respectively, related to the supply agreement.

The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instrument is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined. We had assets of $2.4 million and $1.5 million at March 31, 2018 and December 31, 2017, respectively, related to provisional pricing arrangements. In addition, we had liabilities of $4.2 million and $2.4 million related to provisional pricing arrangements at March 31, 2018 and December 31, 2017, respectively.
The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at March 31, 2018	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreements	$91.2	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$752
Provisional pricing arrangements	$2.4	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$63 - $71 ($66)
Provisional pricing arrangements	$4.2	Other Current Liabilities	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$63 - $71 ($66)
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

We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2018 and 2017. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended March 31,
	2018	2017
Beginning balance[1]	$51.0	$31.6
Total gains (losses)
Included in earnings	49.1	42.1
Settlements	(6.5)	(14.3)
Ending balance - March 31	$93.6	$59.4
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$44.5	$33.2

[1] Beginning balance as of January 1, 2018 includes an $11.6 million adjustment for adoption of Topic 606.

	(In Millions)
	Level 3 Liabilities
	Three Months Ended March 31,
	2018	2017
Beginning balance	$(2.4)	$(0.5)
Total gains (losses)
Included in earnings	(4.0)	(8.6)
Settlements	2.2	—
Ending balance - March 31	$(4.2)	$(9.1)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(4.2)	$(9.1)

The carrying amount of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments were as follows:

		(In Millions)
		March 31, 2018		December 31, 2017
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$390.8	$389.0	$390.3	$398.0
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	Level 1	88.6	89.1	88.6	88.0
$500 Million 4.80% 2020 Senior Notes	Level 1	122.1	120.3	122.0	118.8
$700 Million 4.875% 2021 Senior Notes	Level 1	138.0	135.4	138.0	130.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	226.8	340.0	224.1	352.9
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	1,047.9	1,026.6	1,047.2	1,029.3
$800 Million 6.25% 2040 Senior Notes	Level 1	292.7	251.1	292.6	227.1
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	1.3	1.3	1.4	1.4
Total long-term debt		$2,308.2	$2,352.8	$2,304.2	$2,346.3
The fair value of long-term debt was determined using quoted market prices based upon current borrowing rates.

Items Measured at Fair Value on a Non-Recurring Basis
The following tables present information about the financial assets and liabilities that were measured on a fair value basis. The tables also indicate the fair value hierarchy of the valuation techniques used to determine such fair value.

	(In Millions)
	March 31, 2018
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Year-to-Date Loss
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$50.4	$50.4	$(1.2)
Long-lived assets - Asia Pacific Iron Ore	$—	$—	$—	$—	$(2.6)

	(In Millions)
	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Year-to-Date Gains
Assets:
Loans to and accounts receivables from the Canadian Entities	$—	$—	$51.6	$51.6	$3.0
Liabilities:
Guarantees	$—	$—	$—	$—	$31.4
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
During the three months ended March 31, 2018, we recorded an impairment of $2.6 million for our Asia Pacific Iron Ore reporting segment. Based on the anticipated closure of the Asia Pacific Iron Ore operations, we stated the value of these assets within Property, plant and equipment at their estimated fair value.
NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
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
On January 1, 2018, we adopted the amendments to ASC 715 regarding the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. Service costs are classified within Cost of goods sold and operating expenses, Selling, general and administrative expenses and Miscellaneous – net while the interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs are classified within Other non-operating income in our Statements of Unaudited Condensed Consolidated Operations.
The following are the components of defined benefit pension and OPEB costs and credits:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Service cost	$4.7	$4.8
Interest cost	7.6	7.5
Expected return on plan assets	(15.0)	(13.5)
Amortization:
Prior service costs	0.5	0.6
Net actuarial loss	5.3	5.3
Net periodic benefit cost	$3.1	$4.7
Other Postretirement Benefits Credits

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Service cost	$0.5	$0.5
Interest cost	2.1	2.1
Expected return on plan assets	(4.6)	(4.4)
Amortization:
Prior service credits	(0.8)	(0.7)
Net actuarial loss	1.2	1.2
Net periodic benefit credit	$(1.6)	$(1.3)
Based on funding requirements, we made pension contributions of $2.3 million for the three months ended March 31, 2018, compared to no pension contributions for the three months ended March 31, 2017. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three months ended March 31, 2018 and March 31, 2017.
NOTE 10 - STOCK COMPENSATION PLANS
Employees’ Plans
On February 21, 2018, the Compensation and Organization Committee of the Board of Directors approved grants under the A&R 2015 Equity Plan to certain officers and employees for the 2018 to 2020 performance period. Shares granted under the awards consisted of 0.7 million restricted stock units and 0.7 million performance shares.
Restricted stock units granted during 2018 are subject to continued employment, are retention based and are payable in common shares or cash at a time determined by the Compensation Committee at its discretion. The outstanding restricted stock units that were granted in 2018 cliff vest on December 31, 2020.

Performance shares are subject to continued employment, and each performance share, if earned, entitles the holder to be paid out in common shares or cash in certain circumstances. Performance is measured on the basis of relative TSR for the period of January 1, 2018 to December 31, 2020 and measured against the constituents of the S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payouts for the outstanding performance period grants will vary from zero to 200% of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.
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
The following assumptions were utilized to estimate the fair value for the 2018 performance share grant:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 21, 2018	$7.53	2.86	86.8%	2.42%	—%	$11.93	158.43%
NOTE 11 - INCOME TAXES
Our 2018 estimated annual effective tax rate before discrete items is approximately 0.1%. The annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year. The 2017 estimated annual effective tax rate before discrete items at March 31, 2017 was 5.4%.
For the three months ended March 31, 2018 and 2017, we recorded discrete items that resulted in an income tax expense of $15.7 million and a benefit of $0.1 million, respectively. The current year items relate primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the period ended March 31, 2018. This $14.5 million current year expense is a reduction of an asset and will not result in a cash tax outlay.

NOTE 12 - LEASE OBLIGATIONS
We lease certain mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Some capital lease payments could be accelerated upon cancellation of certain contracts at Asia Pacific Iron Ore. Our operating lease expense was $1.6 million for the three months ended March 31, 2018, compared with $1.7 million for the comparable period in 2017.
Future minimum payments under capital leases and non-cancellable operating leases as of March 31, 2018 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2018 (April 1 - December 31)	$14.7	$3.3
2019	12.0	1.9
2020	11.0	1.8
2021	10.3	1.8
2022	2.1	1.8
2023 and thereafter	—	7.5
Total minimum lease payments	$50.1	$18.1
Amounts representing interest	7.6
Present value of net minimum lease payments[1]	$42.5

[1] The total is comprised of $14.6 million and $27.9 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2018.

NOTE 13 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $202.5 million and $200.1 million at March 31, 2018 and December 31, 2017, respectively. The following is a summary of the obligations:

	(In Millions)
	March 31, 2018	December 31, 2017
Environmental	$3.1	$2.9
Mine closure
U.S. Iron Ore[1]	170.7	168.4
Asia Pacific Iron Ore	28.7	28.8
Total mine closure	199.4	197.2
Total environmental and mine closure obligations	202.5	200.1
Less current portion	21.3	3.6
Long-term environmental and mine closure obligations	$181.2	$196.5

1 U.S. Iron Ore includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTVSMC.
As of March 31, 2018, we reclassified $17.7 million of our mine closure liability from long-term Environmental and mine closure obligations to Other current liabilities based on our plan to begin reclamation activities at Asia Pacific Iron Ore later this year.
Mine Closure
The accrued mine closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a roll forward of our mine closure obligation liability for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	(In Millions)
	March 31, 2018	December 31, 2017
Mine closure obligation at beginning of period	$197.2	$204.0
Accretion expense	2.7	14.9
Remediation payments	(0.1)	(5.6)
Exchange rate changes	(0.5)	1.5
Revision in estimated cash flows	0.1	(17.6)
Mine closure obligation at end of period	$199.4	$197.2
For the year ended December 31, 2017, the revision in estimated cash flows relates primarily to updates to our estimates resulting from our three-year in-depth review of our mine closure obligations for each of our U.S. mines. The primary driver of the decrease in estimated cash flows was the Empire mine, as the mine closure obligation was reduced $26.2 million as a result of the refinement of the cash flows required for reclamation, remediation and structural removal. Prior estimates were based on RS Means (a common costing methodology used in the construction and demolition industry) costing data while the current estimate was compiled using a more detailed cost build-up approach. The overall decrease in estimated cash flows for our U.S. Iron Ore mines was offset partially by an increase in costs of $10.1 million relating to the refinement of expected costs to be incurred at the end of life of mine at our Asia Pacific Iron Ore operations.
NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill as of March 31, 2018 and December 31, 2017 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
The following table is a summary of definite-lived intangible assets:

		(In Millions)
		March 31, 2018			December 31, 2017
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Permits	Other non-current assets	$78.8	$(28.9)	$49.9	$78.8	$(26.5)	$52.3
Amortization expense relating to other intangible assets was $2.6 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

NOTE 15 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity Contracts		$—		$—	Other current liabilities	$0.2	Other current liabilities	$0.3
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreements	Derivative assets	$91.2	Derivative assets	$37.9		$—		$—
Provisional pricing arrangements	Derivative assets	2.4	Derivative assets	1.5	Other current liabilities	4.2	Other current liabilities	2.4
Total derivatives not designated as hedging instruments under ASC 815		$93.6		$39.4		$4.2		$2.4
Total derivatives		$93.6		$39.4		$4.4		$2.7
Cash Flow Hedges
Commodity Contracts
As of March 31, 2018, we had outstanding natural gas hedge contracts for a notional amount of 3.5 million MMBtu in the form of forward contracts with varying maturity dates ranging from April 2018 to February 2019. As of December 31, 2017, we had outstanding natural gas hedge contracts for a notional amount of 3.5 million MMBtu in the form of forward contracts with varying maturity dates ranging from January 2018 to November 2018. Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position.
During the three months ended March 31, 2018, we recorded an unrealized gain of $0.4 million in Other comprehensive income (loss) for changes in the fair value of these instruments and $0.1 million has been reclassified from Accumulated other comprehensive loss into earnings. We had no commodity contracts designated as hedge instruments for the three months ended March 31, 2017.
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
A supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds to the customer based on the average annual daily steel market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once the product is delivered. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled.
We recognized net derivative revenue of $41.9 million and $17.8 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2018 and 2017, respectively, related to the supplemental payments. Derivative assets, representing the fair value of the supplemental revenue, were $91.2 million and $37.9 million as of March 31, 2018 and December 31, 2017 in the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
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
Revenue is recognized generally when iron ore is delivered to our customers. Revenue is measured at the point control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with ASC Topic 815 and is characterized as a freestanding derivative and accounted for separately.  Subsequently, the derivative instruments for both U.S. Iron Ore and Asia Pacific Iron Ore are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
At March 31, 2018, we recorded $2.4 million as Derivative assets and $4.2 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Unaudited Condensed Consolidated Financial Position. At December 31, 2017, we recorded $1.5 million as Derivative assets and $2.4 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our U.S. Iron Ore and Asia Pacific Iron Ore customers in the Statements of Unaudited Condensed Consolidated Financial Position. These amounts represent the difference between the amount we expect to receive when revenue is initially measured at the point control transfers and our subsequent estimate of the final revenue rate based on the price calculations established in the supply agreements. We recognized net increases of $3.2 million and $15.7 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three months ended March 31, 2018 and 2017, respectively, related to these arrangements.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized on Derivatives	Amount of Income (Loss) Recognized on Derivatives
		Three Months Ended March 31,
		2018	2017
Customer Supply Agreements	Product revenues	$41.9	$17.8
Provisional Pricing Arrangements	Product revenues	3.2	15.7
Commodity Contracts	Cost of goods sold and operating expenses	—	(1.3)
Total		$45.1	$32.2
Refer to NOTE 8 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 16 - SHAREHOLDERS' DEFICIT
The following table reflects the changes in shareholders' deficit attributable to both us and the noncontrolling interests, primarily related to Tilden and Empire. We own 100% of both mines as of March 31, 2018 and 85% and 79% of each mine, respectively, as of March 31, 2017:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
December 31, 2017	$(444.3)	$0.2	$(444.1)
Adoption of accounting standard (Note 2)	34.0	—	34.0
Comprehensive loss
Net loss	(84.3)	—	(84.3)
Other comprehensive income	7.7	—	7.7
Total comprehensive loss	(76.6)	—	(76.6)
Stock and other incentive plans	1.9	—	1.9
March 31, 2018	$(485.0)	$0.2	$(484.8)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
December 31, 2016	$(1,464.3)	$133.8	$(1,330.5)
Comprehensive loss
Net loss	(28.1)	(1.7)	(29.8)
Other comprehensive loss	(3.0)	(5.0)	(8.0)
Total comprehensive loss	(31.1)	(6.7)	(37.8)
Issuance of common shares	661.3	—	661.3
Stock and other incentive plans	4.0	—	4.0
March 31, 2017	$(830.1)	$127.1	$(703.0)

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ deficit:

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income before reclassifications	0.5	0.7	0.4	1.6
Net loss (gain) reclassified from accumulated other comprehensive loss	6.2	—	(0.1)	6.1
March 31, 2018	$(257.2)	$226.1	$(0.2)	$(31.3)

	(In Millions)
	Changes in Pension and Other Post-Retirement Benefits, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2016	$(260.6)	$239.3	$(21.3)
Other comprehensive income (loss) before reclassifications	3.3	(12.7)	(9.4)
Net loss reclassified from accumulated other comprehensive loss	6.4	—	6.4
March 31, 2017	$(250.9)	$226.6	$(24.3)
The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ deficit:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2018	2017
Amortization of pension and OPEB liability:
Prior service credits	$(0.3)	$(0.1)	Other non-operating income
Net actuarial loss	6.5	6.5	Other non-operating income
	$6.2	$6.4	Net of taxes

Unrealized loss on derivative financial instruments:
Commodity contracts	$(0.1)	$—	Cost of goods sold and operating expenses
	$(0.1)	$—	Net of taxes

Total reclassifications for the period, net of tax	$6.1	$6.4

NOTE 17 - RELATED PARTIES
One of our four operating U.S. iron ore mines is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of such co-owned mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Our joint venture partners are also our customers. The following is a summary of the mine ownership of the co-owned iron ore mine at March 31, 2018:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Product revenues from related parties	$62.1	$118.5
Total product revenues	$220.7	$412.8
Related party product revenue as a percent of total product revenue	28.1%	28.7%
The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Balance Sheet Location	March 31, 2018	December 31, 2017
Amounts due from related parties	Accounts receivable, net	$7.9	$68.1
Customer supply agreements and provisional pricing agreements	Derivative assets	91.3	37.9
Amounts due to related parties	Accounts payable	(1.2)	—
Amounts due to related parties	Partnership distribution payable	(44.2)	(44.2)
Amounts due to related parties	Other current liabilities	(0.4)	(12.3)
Amounts due to related parties	Other liabilities	(42.0)	(41.4)
Net amounts due from related parties		$11.4	$8.1
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement and the remaining distributions are due in August 2018 and August 2019. The remaining two outstanding installments are reflected in Partnership distribution payable and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2018.
A supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds to the customer based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information.

NOTE 18 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2018	2017
Loss from Continuing Operations	$(84.8)	$(30.3)
Loss from Continuing Operations Attributable to Noncontrolling Interest	—	1.7
Net Loss from Continuing Operations Attributable to Cliffs Shareholders	$(84.8)	$(28.6)
Income from Discontinued Operations, net of tax	0.5	0.5
Net Loss Attributable to Cliffs Shareholders	$(84.3)	$(28.1)
Weighted Average Number of Shares:
Basic	297.3	265.2
Employee Stock Plans	—	—
Diluted	297.3	265.2
Loss per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$(0.29)	$(0.11)
Discontinued operations	—	—
	$(0.29)	$(0.11)
Loss per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$(0.29)	$(0.11)
Discontinued operations	—	—
	$(0.29)	$(0.11)
The diluted earnings per share calculation excludes 3.8 million and 4.6 million shares for the three months ended March 31, 2018 and 2017, respectively, related to equity plan awards that would have been anti-dilutive.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
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
Currently, we have recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following legal matters:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. This suspension was ultimately lifted after FERC’s Order on Initial Decision of October 19, 2017, affirming in part and reversing in part certain aspects of the ALJ’s decision and FERC’s order on February 28, 2018, directing that refunds and surcharges be effectuated over a ten-month period beginning on the date of the order. Our current estimate of the potential liability to the Empire and Tilden mines is $13.0 million in the aggregate, based on a schedule of anticipated surcharges (including interest) for the Escanaba, White Pine and Presque Isle SSRs from Empire and Tilden's electricity supplier.  Separate from these SSR compensation issues, Tilden and Empire, along with various Michigan-aligned parties, had filed petitions for review regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. Oral arguments on those issues were completed on April 6, 2018. We will continue to vigorously challenge the imposition of any retroactive SSR costs before the U.S. Court of Appeals for the D.C. Circuit. As of March 31, 2018, $13.0 million is included in our Statements of Unaudited Condensed Consolidated Financial Position as part of Accrued expenses.
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
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value of $50.4 million and $51.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, CCAA proceedings are ongoing and the majority of the assets of each of the Bloom Lake Group and the Wabush Group have been liquidated. The Monitor appointed by the court in the CCAA proceedings for the Bloom Lake Group and the Wabush Group has conducted a claims process pursuant to which creditors have filed claims against the Bloom Lake Group and the Wabush Group. The Monitor is reviewing all claims filed as part of this claims process. Currently, there is uncertainty as to the amount of the distribution that will be made to the creditors of the Bloom Lake Group and the Wabush Group, including, if any, to us, and whether we could be held liable for claims that may be asserted by or on behalf of the Bloom Lake Group or the Wabush Group or by their respective representatives against non-debtor affiliates of the Bloom Lake Group and the Wabush Group.
The net proceeds of sale of the assets of the Bloom Lake Group and the Wabush Group are currently being held by the Monitor. Certain of these funds will be utilized to fund the accrued and ongoing costs of the CCAA proceedings and the remaining funds will be available for distribution to the creditors of the Bloom Lake Group and the Wabush Group.
During 2017, we became aware that it was probable the Monitor will assert a preference claim against us and/or certain of our affiliates. We have an estimated liability of $54.3 million, which includes the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2018.
During March 2018, we entered into a restructuring term sheet with the Bloom Lake Group and the Wabush Group, which documents the proposed terms of a plan of compromise or arrangement in the CCAA proceedings (the “Proposed Plan”) to be sponsored by us as negotiated between us and the Monitor. This Proposed Plan requires both creditor and court approval.
Under the terms of this Proposed Plan, we and certain of our wholly owned subsidiaries have agreed to forego the benefit of any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group and to also make a C$5.0 million cash contribution to the Bloom Lake Group and the Wabush Group for distribution to other creditors. It is important to note that the Proposed Plan, as currently drafted, will not resolve certain employee claims which have been raised outside of the CCAA proceedings against us and certain of our affiliates and which will be addressed separately.
If this Proposed Plan is approved by a majority of the creditors of both the Bloom Lake Group and the Wabush Group, and is also approved by the court in the CCAA proceedings, and is implemented in accordance with its terms, then the Proposed Plan will resolve all of our claims against the Bloom Lake Group and the Wabush Group and all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us, except as noted above. The net financial impact of the Proposed Plan is materially consistent with amounts previously recorded in our financial statements.
However, if the creditors and the court do not approve the Proposed Plan, it is reasonably possible that future changes to our estimates and the ultimate amount paid on any claims could be material to our results of discontinued operations in future periods. We are not able to reasonably estimate such impact because there would be significant factual and legal issues to be resolved if the Proposed Plan is not approved. We will vigorously defend any claims if the Proposed Plan is not approved and implemented in accordance with its terms.
The motion to authorize the Bloom Lake Group and the Wabush Group to file the Proposed Plan and to schedule meetings of the creditors of the Bloom Lake Group and the Wabush Group to consider and vote to approve or reject the Proposed Plan was approved by the court on April 20, 2018.
NOTE 20 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial issuance.

NOTE 21 - SUPPLEMENTARY GUARANTOR INFORMATION
The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Certain of our subsidiaries (the "Guarantors") have guaranteed the obligations under the $1.075 billion 5.75% 2025 Senior Notes issued by Cleveland-Cliffs Inc. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
The following presents the unaudited condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of March 31, 2018 and December 31, 2017. The unaudited condensed consolidating financial information is presented as if the Guarantor structure at March 31, 2018 existed for all periods presented. As a result, the Guarantor subsidiaries within the unaudited condensed consolidating financial information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 include results of subsidiaries that were previously less than wholly-owned and were historically non-guarantors until 100% ownership was obtained.
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
Each entity in the unaudited consolidating financial information follows the same accounting policies as described in the consolidated financial statements. The accompanying unaudited condensed consolidating financial information has been presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries’ cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, and intra-entity activity and balances.

Unaudited Condensed Consolidating Statement of Financial Position
As of March 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$753.6	$1.0	$32.0	$—	$786.6
Accounts receivable, net	5.7	27.7	15.9	(2.1)	47.2
Inventories	—	303.2	21.2	—	324.4
Supplies and other inventories	—	81.4	0.3	—	81.7
Derivative assets	—	93.6	—	—	93.6
Loans to and accounts receivable from the Canadian Entities	43.5	6.9	—	—	50.4
Other current assets	15.5	7.9	5.1	—	28.5
TOTAL CURRENT ASSETS	818.3	521.7	74.5	(2.1)	1,412.4
PROPERTY, PLANT AND EQUIPMENT, NET	16.2	956.9	74.2	—	1,047.3
OTHER ASSETS
Deposits for property, plant and equipment	—	1.9	72.2	—	74.1
Income tax receivable	219.9	—	—	—	219.9
Investment in subsidiaries	1,185.7	27.4	—	(1,213.1)	—
Long-term intercompany notes	—	—	242.0	(242.0)	—
Other non-current assets	8.9	97.9	2.4	—	109.2
TOTAL OTHER ASSETS	1,414.5	127.2	316.6	(1,455.1)	403.2
TOTAL ASSETS	$2,249.0	$1,605.8	$465.3	$(1,457.2)	$2,862.9
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4.6	$71.8	$25.2	$(2.1)	$99.5
Accrued expenses	11.1	60.0	23.3	—	94.4
Accrued interest	28.2	—	—	—	28.2
Contingent claims	54.3	—	—	—	54.3
Partnership distribution payable	—	44.2	—	—	44.2
Other current liabilities	1.8	63.3	39.2	—	104.3
TOTAL CURRENT LIABILITIES	100.0	239.3	87.7	(2.1)	424.9
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	66.1	429.6	(244.3)	—	251.4
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	143.1	38.1	—	181.2
LONG-TERM DEBT	2,308.2	—	—	—	2,308.2
LONG-TERM INTERCOMPANY NOTES	242.0	—	—	(242.0)	—
OTHER LIABILITIES	17.5	142.9	21.6	—	182.0
TOTAL LIABILITIES	2,733.8	954.9	(96.9)	(244.1)	3,347.7
EQUITY
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(484.8)	650.9	562.0	(1,213.1)	(485.0)
NONCONTROLLING INTEREST	—	—	0.2	—	0.2
TOTAL DEFICIT	(484.8)	650.9	562.2	(1,213.1)	(484.8)
TOTAL LIABILITIES AND DEFICIT	$2,249.0	$1,605.8	$465.3	$(1,457.2)	$2,862.9

Unaudited Condensed Consolidating Statement of Financial Position
As of December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$948.9	$2.1	$56.7	$—	$1,007.7
Accounts receivable, net	4.5	102.9	33.9	(0.7)	140.6
Inventories	—	138.4	45.0	—	183.4
Supplies and other inventories	—	88.8	5.1	—	93.9
Derivative assets	—	37.9	1.5	—	39.4
Loans to and accounts receivable from the Canadian Entities	44.7	6.9	—	—	51.6
Other current assets	16.4	7.5	4.1	—	28.0
TOTAL CURRENT ASSETS	1,014.5	384.5	146.3	(0.7)	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	17.5	959.0	74.5	—	1,051.0
OTHER ASSETS
Deposits for property, plant and equipment	—	1.3	16.5	—	17.8
Income tax receivable	235.3	—	—	—	235.3
Investment in subsidiaries	1,024.3	29.9	—	(1,054.2)	—
Long-term intercompany notes	—	—	242.0	(242.0)	—
Other non-current assets	7.8	91.7	5.2	—	104.7
TOTAL OTHER ASSETS	1,267.4	122.9	263.7	(1,296.2)	357.8
TOTAL ASSETS	$2,299.4	$1,466.4	$484.5	$(1,296.9)	$2,953.4
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7.1	$89.7	$31.6	$(0.7)	$127.7
Accrued expenses	19.0	59.9	28.2	—	107.1
Accrued interest	31.4	—	—	—	31.4
Contingent claims	55.6	—	—	—	55.6
Partnership distribution payable	—	44.2	—	—	44.2
Other current liabilities	2.1	63.5	20.6	—	86.2
TOTAL CURRENT LIABILITIES	115.2	257.3	80.4	(0.7)	452.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	66.4	430.6	(239.3)	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	140.6	55.9	—	196.5
LONG-TERM DEBT	2,304.2	—	—	—	2,304.2
LONG-TERM INTERCOMPANY NOTES	242.0	—	—	(242.0)	—
OTHER LIABILITIES	15.7	147.2	24.0	—	186.9
TOTAL LIABILITIES	2,743.5	975.7	(79.0)	(242.7)	3,397.5
EQUITY
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(444.1)	490.7	563.3	(1,054.2)	(444.3)
NONCONTROLLING INTEREST	—	—	0.2	—	0.2
TOTAL DEFICIT	(444.1)	490.7	563.5	(1,054.2)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$2,299.4	$1,466.4	$484.5	$(1,296.9)	$2,953.4

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$169.2	$51.5	$—	$220.7
Freight and venture partners' cost reimbursements	—	10.8	7.5	—	18.3
	—	180.0	59.0	—	239.0
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(118.5)	(124.1)	—	(242.6)
SALES MARGIN	—	61.5	(65.1)	—	(3.6)
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(20.1)	(4.3)	(3.3)	—	(27.7)
Miscellaneous – net	(0.2)	(5.3)	(3.2)	—	(8.7)
	(20.3)	(9.6)	(6.5)	—	(36.4)
OPERATING INCOME (LOSS)	(20.3)	51.9	(71.6)	—	(40.0)
OTHER INCOME (EXPENSE)
Interest expense, net	(31.9)	(0.8)	(0.8)	—	(33.5)
Other non-operating income (expense)	(0.9)	0.5	4.8	—	4.4
	(32.8)	(0.3)	4.0	—	(29.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53.1)	51.6	(67.6)	—	(69.1)
INCOME TAX EXPENSE	(15.6)	(0.1)	—	—	(15.7)
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	(15.7)	4.5	—	11.2	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(84.4)	56.0	(67.6)	11.2	(84.8)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	0.1	0.2	0.2	—	0.5
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(84.3)	$56.2	$(67.4)	$11.2	$(84.3)
OTHER COMPREHENSIVE INCOME	7.7	5.9	0.8	(6.7)	7.7
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(76.6)	$62.1	$(66.6)	$4.5	$(76.6)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$247.3	$165.5	$—	$412.8
Freight and venture partners' cost reimbursements	—	38.9	9.9	—	48.8
	—	286.2	175.4	—	461.6
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(237.2)	(128.1)	—	(365.3)
SALES MARGIN	—	49.0	47.3	—	96.3
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(19.5)	(4.4)	(3.8)	—	(27.7)
Miscellaneous – net	(0.1)	(5.5)	17.1	—	11.5
	(19.6)	(9.9)	13.3	—	(16.2)
OPERATING INCOME (LOSS)	(19.6)	39.1	60.6	—	80.1
OTHER INCOME (EXPENSE)
Interest expense, net	(41.6)	—	(1.2)	—	(42.8)
Loss on extinguishment of debt	(71.9)	—	—	—	(71.9)
Other non-operating income (expense)	(1.0)	(0.8)	4.3	—	2.5
	(114.5)	(0.8)	3.1	—	(112.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(134.1)	38.3	63.7	—	(32.1)
INCOME TAX BENEFIT (EXPENSE)	5.2	(0.8)	(2.6)	—	1.8
EQUITY IN INCOME OF SUBSIDIARIES	100.4	3.2	—	(103.6)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(28.5)	40.7	61.1	(103.6)	(30.3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	0.4	0.2	(0.1)	—	0.5
NET INCOME (LOSS)	(28.1)	40.9	61.0	(103.6)	(29.8)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	1.7	—	—	1.7
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(28.1)	$42.6	$61.0	$(103.6)	$(28.1)
OTHER COMPREHENSIVE INCOME (LOSS)	(3.0)	10.8	(17.8)	7.0	(3.0)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$(31.1)	$53.4	$43.2	$(96.6)	$(31.1)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(54.7)	$(62.8)	$(25.4)	$—	$(142.9)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(8.1)	(4.3)	—	(12.4)
Deposits for property, plant and equipment	—	(0.8)	(58.2)	—	(59.0)
Intercompany investing	(137.7)	(4.8)	—	142.5	—
Net cash used by investing activities	(137.7)	(13.7)	(62.5)	142.5	(71.4)
FINANCING ACTIVITIES
Debt issuance costs	(1.5)	—	—	—	(1.5)
Intercompany financing	—	75.9	66.6	(142.5)	—
Other financing activities	(1.4)	(0.5)	(3.6)	—	(5.5)
Net cash provided (used) by financing activities	(2.9)	75.4	63.0	(142.5)	(7.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	0.2	—	0.2
DECREASE IN CASH AND CASH EQUIVALENTS	(195.3)	(1.1)	(24.7)	—	(221.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	948.9	2.1	56.7	—	1,007.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$753.6	$1.0	$32.0	$—	$786.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(99.5)	$(19.7)	$94.1	$—	$(25.1)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(0.8)	(24.9)	(0.2)	—	(25.9)
Deposits for property, plant and equipment	—	(2.0)	—	—	(2.0)
Intercompany investing	(56.5)	(0.5)	(45.0)	102.0	—
Other investing activities	—	0.5	—	—	0.5
Net cash used by investing activities	(57.3)	(26.9)	(45.2)	102.0	(27.4)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	661.3	—	—	—	661.3
Proceeds from issuance of debt	500.0	—	—	—	500.0
Debt issuance costs	(8.5)	—	—	—	(8.5)
Repurchase of debt	(1,115.5)	—	—	—	(1,115.5)
Distributions of partnership equity	—	(8.7)	—	—	(8.7)
Intercompany financing	45.1	55.8	1.1	(102.0)	—
Other financing activities	(0.5)	(0.7)	(4.4)	—	(5.6)
Net cash provided (used) by financing activities	81.9	46.4	(3.3)	(102.0)	23.0
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1.4	—	1.4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74.9)	(0.2)	47.0	—	(28.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283.4	2.5	37.5	—	323.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$208.5	$2.3	$84.5	$—	$295.3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 as well as other publicly available information.
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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first two months of 2018, the U.S. produced approximately 13 million metric tons of crude steel, or about 5% of total global crude steel production, which is in line with the same period in 2017. U.S. total steel capacity utilization was approximately 75% in the first two months of 2018, consistent with the same period in 2017. Additionally, in the first two months of 2018, China produced approximately 137 million metric tons of crude steel, or about 49% of total global crude steel production. These figures represent an approximate 6% increase in Chinese crude steel production when compared to the same period in 2017. Through the first two months of 2018, global crude steel production increased about 4% compared to the same period in 2017.

The Platts 62% Price decreased 13% to an average price of $74 per metric ton for the three months ended March 31, 2018, compared to the same period in 2017. Volatility in the iron ore price impacts our realized revenue rates at each of our segments to varying extents, but our revenue realizations are not fully correlated. Pricing mechanisms in our U.S. Iron Ore contracts reference this metric, but our prices are somewhat protected from the volatility given that it is just one of many of the inputs used in contract pricing formulas. Asia Pacific Iron Ore revenue rates do not see a full correlation to the Platts 62% Price due to the discounts on the lower iron content of the ore sold there.
We recognize the volatility of iron ore supply-demand dynamics and that changes in behaviors of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term. We also continue to observe vastly improved demand for higher grade iron ore products, typically those of benchmark grade (62% iron content) and above, as Chinese mills put more emphasis on the productive and environmentally friendly nature of these ores. Assuming the margins at Chinese mills remain strong and the government continues to crack down on pollution, we believe that the mills will favor benchmark quality ore, placing additional pricing pressure on lower quality ore.
This flight to quality has also manifested itself in increased pellet premiums during the first three months of 2018. The Atlantic Basin pellet premium, another important pricing factor in our U.S. Iron Ore contracts, averaged $58 per metric ton for the first three months of 2018, a 28% increase compared to the same period in 2017. We believe this market will remain tight during 2018, especially with recent labor disputes at a major pelletizing operation in Eastern Canada. We believe this scarcity will support these multi-year high premiums for pellet products.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in one of our customer's supply agreement, averaged $757 per net ton for the first three months of 2018, 20% higher than the same period last year. The price of steel was impacted positively in the first quarter by healthy U.S. manufacturing activity, limited imports, and inflation on major steel input costs. Furthermore, during the quarter the U.S. Department of Commerce recommended restrictions on imported steel and aluminum under Section 232 of the Trade Expansion Act of 1962, as amended, on the basis of national security. In response to this recommendation, the President ultimately instituted a 25% tariff on steel imports into the United States, with exemptions for certain allies. Because the United States is the largest importer of steel in the world, we believe these tariffs should not only alleviate some national security concerns, but also keep the prices for domestic hot-rolled coil steel elevated above historical averages for as long as the tariffs remain in place. As such, we remain positive on our outlook for the domestic steel market.
For the three months ended March 31, 2018 and 2017, our consolidated revenues were $239.0 million and $461.6 million, respectively, with net loss from continuing operations per diluted share of $0.29 and $0.11, respectively. Despite having significantly lower sales volume at our U.S. Iron Ore segment, sales margin increased for the segment during the quarter when compared to the same period in 2017. However, total sales margin decreased by $99.9 million in the three months ended March 31, 2018 when compared to the same period in 2017, due to our Asia Pacific Iron Ore segment which realized lower revenue rates, lower sales volumes and incurred certain charges as a result of our current mine plan, which anticipates the closure of the Asia Pacific Iron Ore mining operations by June 30, 2018.
First Quarter 2018 Recent Developments
On April 6, 2018, we committed to a course of action expected to lead to the permanent closure of the Asia Pacific Iron Ore mining operations and expect our final Asia Pacific Iron Ore shipment to occur by June 30, 2018. Factors considered in this decision include increasingly discounted prices for lower-iron-content ore, the quality of the remaining iron ore reserves at Asia Pacific Iron Ore and the lack of a commercially reasonable offer from a qualified buyer. Upon the completion of shipping activity, expected in the second quarter of 2018, this business will be treated as a discontinued operation and no longer included in continuing business results.
We estimate total costs that will be incurred in connection with the closure of the Asia Pacific Iron Ore mining operations of approximately $140 to $170 million. This amount does not include previously accrued asset retirement obligations, release of cumulative translation adjustments or any proceeds we expect to receive from asset sales, such as rail cars, mobile equipment and the ore handling facility. The expected costs of implementing this closure primarily consist of potential contract termination costs in the range of $60 to $70 million; employee severance obligations, demobilization and other closure-related costs of $30 to $40 million; and non-cash asset impairments and write-offs of $50 to $60 million. We expect that the majority of these charges will be recorded in the first half of 2018. Of the total charges expected to be incurred, we anticipate future cash expenditures of approximately $120 to $140 million, including certain capital lease liabilities previously recorded. This range of cash expenditures also excludes any proceeds we may receive from asset sales and other mitigation strategies, to the extent successful.
During the first quarter of 2018, we amended and restated our senior secured ABL Facility, extending its maturity to the earlier of February 28, 2023 or 60 days prior to the maturity of certain other material debt, and introducing several improvements from the previous facility, which was put into place in March 2015. The changes were introduced in alignment with our vastly improved financial condition since the initial facility was adopted, while continuing to provide us with the financial flexibility needed to operate our business and execute our strategic initiatives. In the amended and restated ABL Facility, the overall size of the credit facility was reduced from $550 million to $450 million and borrowing costs and unused commitment fees were also reduced.
During March 2018, we entered into a restructuring term sheet with the Bloom Lake Group and the Wabush Group, which documents the proposed terms of a plan of compromise or arrangement in the CCAA proceedings (the “Proposed Plan”) to be sponsored by us as negotiated between us and the Monitor. This Proposed Plan requires both creditor and court approval.
Under the terms of this Proposed Plan, we and certain of our wholly owned subsidiaries have agreed to forego the benefit of any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group and to also make a C$5.0 million cash contribution to the Bloom Lake Group and the Wabush Group for distribution to other creditors. It is important to note that the Proposed Plan, as currently drafted, will not resolve certain employee claims which have been raised outside of the CCAA proceedings against us and certain of our affiliates and which will be addressed separately.
If this Proposed Plan is approved by a majority of the creditors of both the Bloom Lake Group and the Wabush Group, and is also approved by the court in the CCAA proceedings, and is implemented in accordance with its terms, then the Proposed Plan will resolve all of our claims against the Bloom Lake Group and the Wabush Group and all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us, except as noted above. The net financial impact of the Proposed Plan is materially consistent with amounts previously recorded in our financial statements.
However, if the creditors and the court do not approve the Proposed Plan, it is reasonably possible that future changes to our estimates and the ultimate amount paid on any claims could be material to our results of discontinued operations in future periods. We are not able to reasonably estimate such impact because there would be significant factual and legal issues to be resolved if the Proposed Plan is not approved. We will vigorously defend any claims if the Proposed Plan is not approved and implemented in accordance with its terms.
The motion to authorize the Bloom Lake Group and the Wabush Group to file the Proposed Plan and to schedule meetings of the creditors of the Bloom Lake Group and the Wabush Group to consider and vote to approve or reject the Proposed Plan was approved by the court on April 20, 2018.
Business Segments
Our company’s primary continuing operations are organized and managed according to geographic location: U.S. Iron Ore and Asia Pacific Iron Ore.
Results of Operations – Consolidated
2018 Compared to 2017
The following is a summary of our consolidated results of operations:

	(In Millions)
	Three Months Ended March 31,
	2018	2017	Variance Favorable/ (Unfavorable)
Revenues from product sales and services	$239.0	$461.6	$(222.6)
Cost of goods sold and operating expenses	(242.6)	(365.3)	122.7
Sales margin	$(3.6)	$96.3	$(99.9)
Sales margin %	(1.5)%	20.9%	(22.4)%

Revenues from Product Sales and Services
The decrease in Revenues from product sales and services of $192.1 million or 46.5%, excluding the decrease in freight and reimbursements of $30.5 million, for the three months ended March 31, 2018 from the comparable period in 2017 was driven by a decrease in sales volume of 1.5 million long tons totaling $119.7 million from our U.S. Iron Ore operations and a decrease in sales volume of 1.4 million metric tons totaling $76.5 million from our Asia Pacific Iron Ore operations. In addition, our realized revenue rate decreased 42.8% or $40.9 million from our Asia Pacific Iron Ore operations. These decreases were offset partially by an increase in our realized revenue rate of 32.4% or $41.5 million from our U.S. Iron Ore operations.
Cost of Goods Sold and Operating Expenses
The decrease in Cost of goods sold and operating expenses of $92.2 million or 29.1%, excluding the decrease in freight and reimbursements of $30.5 million, for the three months ended March 31, 2018 from the comparable period in 2017 was primarily due to lower sales volume across all operations that resulted in decreased costs of $154.2 million. This decrease was offset partially by inventory lower of cost or net realizable value and impairment charges of $22.1 million and $18.9 million, respectively, from our Asia Pacific Iron Ore operations.
Refer to “Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our revenue and operating results during the period.
Other Operating Income (Expense)
The following is a summary of Other operating income (expense):

	(In Millions)
	Three Months Ended March 31,
	2018	2017	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(27.7)	$(27.7)	$—
Miscellaneous – net	(8.7)	11.5	(20.2)
	$(36.4)	$(16.2)	$(20.2)
The following is a summary of Miscellaneous – net:

	(In Millions)
	Three Months Ended March 31,
	2018	2017	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(0.3)	$13.6	$(13.9)
Empire idle costs	(4.9)	(6.8)	1.9
Impairment	(2.6)	—	(2.6)
Other	(0.9)	4.7	(5.6)
	$(8.7)	$11.5	$(20.2)
Miscellaneous – net decreased by $20.2 million for the three months ended March 31, 2018, from the comparable period in 2017. For the three months ended March 31, 2018, there was an incrementally unfavorable impact of $13.9 million due to a change in foreign exchange remeasurement of intercompany loans.

Other Income (Expense)
The following is a summary of Other expense:

	(In Millions)
	Three Months Ended March 31,
	2018	2017	Variance Favorable/ (Unfavorable)
Interest expense, net	$(33.5)	$(42.8)	$9.3
Loss on extinguishment of debt	—	(71.9)	71.9
Other non-operating income	4.4	2.5	1.9
	$(29.1)	$(112.2)	$83.1
Interest expense, net for the three months ended March 31, 2018 had a favorable variance of $9.3 million versus the comparable prior-year period, predominantly as a result of the debt restructuring activities that occurred throughout 2017. These debt restructurings resulted in a net reduction of our effective interest rate and extended our debt maturities.
The loss on extinguishment of debt of $71.9 million for the three months ended March 31, 2017 primarily related to the repurchase of certain of our senior notes and the redemption in full of all of our outstanding 1.5 lien notes and second lien notes.
Income Taxes
Our effective tax rate is impacted by permanent items, such as depletion and the relative mix of income we earn in various foreign jurisdictions with tax rates that differ from the U.S. statutory rate. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended March 31,
	2018	2017	Variance
Income tax benefit (expense)	$(15.7)	$1.8	$(17.5)
Effective tax rate	(22.7)%	5.6%	(28.3)%
Our tax provision for the three months ended March 31, 2018 was an expense of $15.7 million and a negative 22.7% effective tax rate compared with a benefit of $1.8 million and a positive 5.6% effective tax rate for the comparable prior-year period. The difference in the effective rate and income tax expense from the comparable prior-year period is primarily related to discrete items recorded in each period.
For the three months ended March 31, 2018 and 2017, we recorded discrete items that resulted in an income tax expense of $15.7 million and a benefit of $0.1 million, respectively. The current year items relate primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the period ended March 31, 2018. This $14.5 million current year expense is a reduction of an asset and will not result in a cash tax outlay.
Our 2018 estimated annual effective tax rate before discrete items is 0.1%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year.
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
EBITDA and Adjusted EBITDA

	(In Millions)
	Three Months Ended March 31,
	2018	2017
Net Loss	$(84.3)	$(29.8)
Less:
Interest expense, net	(33.5)	(42.8)
Income tax benefit (expense)	(15.7)	1.8
Depreciation, depletion and amortization	(23.9)	(23.2)
EBITDA	$(11.2)	$34.4
Less:
Inventory impairments	$(18.9)	$—
Impairment of long-lived assets	(2.6)	—
Severance and retention costs	(1.5)	—
Impact of discontinued operations	0.5	0.5
Foreign exchange remeasurement	(0.3)	13.6
Loss on extinguishment of debt	—	(71.9)
Adjusted EBITDA	$11.6	$92.2

EBITDA:
U.S. Iron Ore	$72.5	$57.9
Asia Pacific Iron Ore	(63.7)	51.4
Other	(20.0)	(74.9)
Total EBITDA	$(11.2)	$34.4

Adjusted EBITDA:
U.S. Iron Ore	$77.1	$64.1
Asia Pacific Iron Ore	(39.6)	53.8
Other	(25.9)	(25.7)
Total Adjusted EBITDA	$11.6	$92.2
EBITDA decreased $45.6 million for the three months ended March 31, 2018 on a consolidated basis from the comparable periods in 2017. The unfavorable variance in EBITDA for the three months ended March 31, 2018 was driven primarily by a decrease in sales margin of $112.4 million from our Asia Pacific Iron Ore operations compared to the prior-year period, offset partially by the negative impact of $71.9 million from debt extinguishment activities during the prior-year period and an increase in sales margin of $12.5 million from our U.S. Iron Ore operations compared to the prior-year period.
Adjusted EBITDA decreased $80.6 million for the three months ended March 31, 2018 from the comparable period in 2017. The decrease primarily was attributable to the lower sales margin of $112.4 million from our Asia Pacific Iron Ore operations for the three months ended March 31, 2018 compared to the prior-year period, offset partially by Asia Pacific Iron Ore impairments of $21.5 million which are excluded from Adjusted EBITDA. Refer to further detail below for additional information regarding the specific factors that impacted each reportable segment's sales margin during the three months ended March 31, 2018 and 2017.

2018 Compared to 2017
U.S. Iron Ore
The following is a summary of U.S. Iron Ore results:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Freight and reimburse-ment	Total change
	2018	2017
Revenues from product sales and services	$180.0	$286.2	$41.5	$(119.7)	$(28.0)	$(106.2)
Cost of goods sold and operating expenses	(118.5)	(237.2)	(5.1)	95.8	28.0	118.7
Sales margin	$61.5	$49.0	$36.4	$(23.9)	$—	$12.5

	(in Millions)
	Three Months Ended March 31,
Per Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$105.03	$79.35	$25.68	32.4%
Cash cost of goods sold and operating expense rate[1,2]	57.05	58.37	(1.32)	(2.3)%
Depreciation, depletion & amortization	9.81	5.26	4.55	86.5%
Total cost of goods sold and operating expenses rate	66.86	63.63	3.23	5.1%
Sales margin	$38.17	$15.72	$22.45	142.8%

Sales tons[3] (In thousands)	1,611	3,118
Production tons[3] (In thousands)
Total	5,890	5,814
Cliffs’ share of total	4,500	4,277

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements, where applicable.

[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for U.S. Iron Ore was $61.5 million for the three months ended March 31, 2018, compared with $49.0 million for the three months ended March 31, 2017. Sales margin per long ton increased 142.8% to $38.17 in the first three months of 2018 compared to the first three months of 2017.
Revenue decreased by $78.2 million during the three months ended March 31, 2018, compared to the prior-year period, excluding the freight and reimbursements decrease of $28.0 million, driven by:

•	Lower sales volume of 1.5 million long tons, which resulted in decreased revenues of $120 million predominantly due to:

◦	Lower carry-over tonnage from the prior-year nomination of 0.7 million long tons during the three months ended March 31, 2018 compared to the prior year period; and

◦
The adoption of Topic 606 resulted in a reduction of 0.6 million long tons during the three months ended March 31, 2018 compared to the prior-year period as discussed further in NOTE 2 - NEW ACCOUNTING STANDARDS.

•
This decrease was offset partially by an increase in the average year-to-date realized product revenue rate of $26 per long ton or 32.4% during the three months ended March 31, 2018, compared to the same period in the previous year, which resulted in an increase of $42 million. This is predominantly due to:

◦
An increase related to supplemental revenue associated with prior-period sales tons that were not consumed during 2017, and therefore are valued based on the 2018 estimated average annual daily market price for hot-rolled coil steel as final pricing is determined in the year the iron ore is consumed in the customer’s blast furnaces. The increase to the 2018 estimated average annual daily market price for hot-rolled coil steel positively affected the realized revenue rate by $17 per long ton or $28 million.

◦
Platts 62% related pricing for carry-over tonnage and for tons priced on a lag basis was more favorable during the three months ended March 31, 2018 than the prior-year period, which positively affected the realized revenue rate by $5 per long ton or $8 million, despite the decrease in Platts 62% Price;

◦	Changes in customer and contract mix, which positively affected the realized revenue rate by $5 per long ton or $8 million; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $3 per long ton or $4 million.

◦
These increases were offset partially by higher index freight rates, a component in some of our contract pricing formulas, which negatively affected the realized revenue rate by $2 per long ton or $3 million.

Cost of goods sold and operating expenses decreased $90.7 million during the three months ended March 31, 2018, excluding the freight and reimbursements decrease of $28.0 million, compared to the same period in 2017. This was predominantly as a result of a decrease in sales volume as discussed above, which decreased costs of $96 million period-over-period.
Production
Our share of production in the U.S. Iron Ore segment increased by 5.2% in the first three months of 2018 when compared to the same period in 2017. The increase in production volume primarily is attributable to incremental tonnage of 0.2 million long tons as a result of the increase in ownership of the Tilden mine to 100% in the third quarter of 2017.

Asia Pacific Iron Ore
The following is a summary of Asia Pacific Iron Ore results:

	(In Millions)
			Change due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Exchange rate	Freight and reimburse-ment	Total change
	2018	2017
Revenues from product sales and services	$59.0	$175.4	$(40.9)	$(76.5)	$3.5	$(2.5)	$(116.4)
Cost of goods sold and operating expenses	(124.1)	(128.1)	(53.2)	58.4	(3.7)	2.5	4.0
Sales margin	$(65.1)	$47.3	$(94.1)	$(18.1)	$(0.2)	$—	$(112.4)

	(in Millions)
	Three Months Ended March 31,
Per Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$31.10	$54.35	$(23.25)	(42.8)%
Cash cost of goods sold and operating expense rate[1,2]	66.36	37.27	29.09	78.1%
Depreciation, depletion & amortization	4.05	1.54	2.51	163.0%
Total cost of goods sold and operating expenses rate	70.41	38.81	31.60	81.4%
Sales margin	$(39.31)	$15.54	$(54.85)	(353.0)%

Sales tons[3] (In thousands)	1,656	3,043
Production tons[3] (In thousands)	1,637	2,671

[1] The information above excludes revenues and expenses related to freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are metric tons.
Sales margin for Asia Pacific Iron Ore was negative $65.1 million or negative $39.31 per metric ton, for the three months ended March 31, 2018, compared with sales margin of $47.3 million or $15.54 per metric ton, for the three months ended March 31, 2017.
Revenue decreased $113.9 million in the three months ended March 31, 2018, compared to the prior-year period, excluding the freight and reimbursements decrease of $2.5 million, predominantly due to:

•
Decreased sales volume of 1.4 million metric tons, or 45.6%, to 1.7 million metric tons during the three months ended March 31, 2018 compared to the prior-year period. The decrease in tons sold was driven by lower production, as discussed below, which resulted in decreased revenue of $77 million during the three months ended March 31, 2018, compared to the prior-year period.

•
A decrease in the average year-to-date realized product revenue rate of $23 per metric ton or 42.8% during the three months ended March 31, 2018, compared to the same period in the previous year, which resulted in a decrease of $37 million, including the impact of foreign exchange. This decrease is predominantly a result of:

◦
A decrease in revenue rate of $13 per metric ton or $21 million due to price and quality adjustments to meet market competition for lower grade ore and to compensate for varying quality ore and a reduction in iron content; and

◦	A decrease in the Platts 62% Price, which negatively affected the realized revenue rate by $11 per metric ton or $18 million.

Cost of goods sold and operating expenses decreased $1.5 million during the three months ended March 31, 2018 compared to the same period in 2017, excluding the freight and reimbursements decrease of $2.5 million, predominantly as a result of:

•	A decrease in sales volume of 1.4 million metric tons, which decreased costs by $58 million.

•
This decrease was offset partially by an increase in costs of $53 million or $32 per metric ton, driven by the following changes associated with our commitment to a course of action expected to lead to the permanent closure of the Asia Pacific Iron Ore mining operations:

◦	A lower of cost or net realizable value adjustment of $22 million or $13 per metric ton, to reduce work-in process and finished goods inventory to the future expected realized revenue rate;

◦	An inventory impairment charge of $15 million or $9 per metric ton, for inventory not expected to be sold prior to the closure of operations; and

◦	An increase to the supply inventory reserve of $4 million or $3 per metric ton.

◦	Increased depreciation, depletion and amortization expense driven by the shortened remaining mine life.
Production
Production at our Asia Pacific Iron Ore mining complex decreased by 38.7% or 1.0 million metric tons during the first three months of 2018 compared to the same period in 2017. On April 6, 2018, we committed to a course of action expected to lead to the permanent closure of the Asia Pacific Iron Ore mining operations and expect our final Asia Pacific Iron Ore shipment to occur by June 30, 2018. The increasingly discounted prices for lower iron content ore and the quality of the remaining iron ore reserves put significant pressure on production volumes and were significant factors in reaching the decision to close these operations.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operating and financing activities. Our capital allocation decision-making process is focused on maintaining the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on the preservation of liquidity in our business through maximizing the cash generation of our operations as well as actively managing operating costs, aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects, and managing SG&A expenses.
During the first three months of 2018, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. We have remained focused on protecting our core U.S. Iron Ore business based on our plan to allocate capital to both sustaining our existing operations and our two major expansion projects: the HBI plant in Toledo, Ohio and the upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets. We held a ground breaking event on April 5, 2018 to celebrate the start of construction of our first HBI production plant, as we have made our first major deposit for that project in the first quarter of 2018. Additionally, we have employed a strategy to mitigate our costs as we begin to permanently close the Asia Pacific Iron Ore operations.
Based on our outlook for the next 12 months, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations, including closure costs associated with our Asia Pacific Iron Ore operations and to service our debt obligations.
We estimate total cash outflows of approximately $120 to $140 million will be incurred in connection with the closure of the Asia Pacific Iron Ore mining operations. This amount does not include asset retirement obligation spend or any cash inflows we may receive from asset sales, such as rail cars, mobile equipment and the ore handling facility. These future expected cash outflows primarily consist of potential contract termination costs in the range of $60 to $70 million; employee severance obligations, demobilization and other closure-related costs of $30 to $40 million; and payments associated with capital lease liabilities that could be accelerated upon cancellation of certain contracts of $30 to $40 million. We expect that the majority of these cash outflows will be incurred in the next eighteen months.

Refer to “Outlook” for additional guidance regarding expected future results, including projections on sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the three months ended March 31, 2018 and 2017 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $142.9 million and $25.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash used by operating activities in the first three months of 2018 was primarily due to the unfavorable operating results previously discussed in our Asia Pacific Iron Ore operating segment.
Our U.S. cash and cash equivalents balance at March 31, 2018 was $755.7 million, or approximately 96.1% of our consolidated total cash and cash equivalents balance of $786.6 million.
Investing Activities
Net cash used by investing activities was $71.4 million for the three months ended March 31, 2018, compared with $27.4 million for the comparable period in 2017. We spent approximately $12 million and $28 million on expenditures related to sustaining capital during the three months ended March 31, 2018 and 2017, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health. Additionally, during the first three months of 2018, we had cash outflows, including deposits of approximately $58 million on development of the HBI production plant in Toledo, Ohio.
We anticipate total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during the next twelve months to be approximately $420 million. Included within this estimate is approximately $100 million for sustaining capital, $250 million related to development of the HBI production plant in Toledo, Ohio and $70 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, we expect to spend approximately $700 million on the HBI production plant and $90 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.
Financing Activities
Net cash used by financing activities in the first three months of 2018 was $7.0 million, compared to net cash provided by financing activities of $23.0 million for the comparable period in 2017. Uses of cash for financing activities during the first three months of 2018 primarily related to the repayment of lease liabilities.
Net cash provided by financing activities for the first three months of 2017 included an equity offering, generating net proceeds of $661.3 million. Additionally, we issued $500.0 million aggregate principal amount of 5.75% Senior Notes due 2025, which provided further net proceeds of $491.5 million. The proceeds from these offerings were used to redeem in full all of our outstanding 8.00% 1.5 lien notes due 2020 and 7.75% second lien notes due 2020 and to purchase certain other outstanding senior notes through tender offers. The total debt redeemed and purchased through tender offers during the first quarter of 2017 was $1,115.5 million.

Capital Resources
The following represents a summary of key liquidity measures:

	(In Millions)
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$786.6	$1,007.7

Available borrowing base on ABL Facility[1]	$314.1	$273.2
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(46.6)	(46.5)
Borrowing capacity available	$267.5	$226.7

[1] The ABL Facility had a maximum borrowing base of $450 million and $550 million at March 31, 2018 and December 31, 2017, respectively, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $786.6 million as of March 31, 2018, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us $1,054.1 million in liquidity entering the second quarter of 2018, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of March 31, 2018, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable.
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

Customer Supply Agreements
A supply agreement with one U.S. Iron Ore customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. At March 31, 2018, we had derivative assets of $91.2 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price related to the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the March 31, 2018 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $18 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Provisional Pricing Arrangements
Certain of our U.S. Iron Ore and Asia Pacific Iron Ore customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At March 31, 2018, we had derivative assets and liabilities of $2.4 million and $4.2 million, respectively, reflected as part of our U.S. Iron Ore and Asia Pacific Iron Ore segment revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the March 31, 2018 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $2 million and $5 million, for our U.S. Iron Ore and Asia Pacific Iron Ore segments, respectively.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations; however, most of our Asia Pacific Iron Ore supply agreements are short-term in nature and therefore do not expose us to long-term risk.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our consolidated U.S. Iron Ore operations consumed 4.4 million MMBtu’s of natural gas at an average delivered price of $3.92 per MMBtu, excluding the natural gas hedge impact, or $3.91 per MMBtu net of the natural gas hedge impact during the first three months of 2018. Additionally, our consolidated U.S. Iron Ore operations consumed 5.7 million gallons of diesel fuel at an average delivered price of $2.19 per gallon during the first three months of 2018. Consumption of diesel fuel by our Asia Pacific operations was 1.9 million gallons at an average delivered price of $2.07 per gallon for the same period.
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
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A full-year hedging program was implemented during the fourth quarter of 2017 in order to manage the price risk of natural gas at our U.S. Iron Ore mines. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. In the near term, a 10% change in the remaining nine months from our current average year-to-date natural gas and diesel fuel prices would result in a change of approximately $9.0 million in our annual fuel and energy cost based on expected consumption for 2018.
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
A comparison of each asset group's carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of March 31, 2018, there were no indicators present indicative of potential impairment or the inability to recover the value of our long-lived assets at our U.S. Iron Ore Operations. As of March 31, 2018, based on the anticipated closure of the Asia Pacific Iron Ore operations we determined that we would not recover the value of certain long-lived assets at our Asia Pacific Iron Ore operations. As a result, we recorded an impairment of $2.6 million in Miscellaneous – net in the Statements of Unaudited Condensed Consolidated Operations.
Foreign Currency Exchange Rate Risk
We are subject to changes in foreign currency exchange rates as a result of our operations in Australia, which could impact our financial condition. With respect to Australia, foreign exchange risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar but the functional currency of our Asia Pacific operations is the Australian dollar. Our Asia Pacific operations receive funds in U.S. currency for their iron ore sales and incur costs in Australian currency. We estimate that if the average Australian dollar to U.S. dollar exchange rate during the remaining nine months of 2018 is $0.05 higher or lower than the March 31, 2018 rate, this would cause our cash cost of goods sold and operating expense as well as additional costs related to the exit of our mining operations to increase or decrease by approximately $10 million, respectively, for our Asia Pacific Iron Ore segment.
We have not entered into any hedging programs to mitigate the risk of adverse currency fluctuations. We have suspended entering into new foreign exchange rate contracts as we have indefinitely deferred the program. In the future, we may enter into additional hedging instruments as needed in order to hedge our exposure to changes in foreign currency exchange rates.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of March 31, 2018, we had no amounts drawn on the ABL Facility.
During 2017, we issued the 5.75% Senior Notes in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of the issuances, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.75% Senior Notes for publicly registered notes within 365 days of the issue date and consummate the exchange offer within 120 days after the first anniversary of the issue date. We filed the registration statement for the exchange offer in February 2018 and commenced the exchange offer on March 29, 2018. If we fail to consummate the exchange offer within the required deadline, the interest rate on the 5.75% Senior Notes will be increased by 0.25% per annum during the 90-day period immediately following such default, and such rate shall increase by 0.25% per annum at the end of each subsequent 90-day period until all defaults have been cured, up to a maximum additional interest rate of 1.00% per annum.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.

Outlook

2018 Outlook Summary
Per Long Ton Information	U.S. Iron Ore
Revenues from product sales and services[1]	$102 - $107

Cost of goods sold and operating expense rate	$68 - $73
Less:
Freight expense rate[2]	$7
Depreciation, depletion & amortization rate	$3
Cash cost of goods sold and operating expense rate	$58 - $63

Sales volume (million long tons)	20.5
Production volume (million long tons)	20.0

[1] This expectation is based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages.
[2] Freight has an offsetting amount in revenue and has no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
Based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages, we would realize U.S. Iron Ore revenue rates in the range of $102 to $107 per long ton. This represents an increase from the prior calculation based on the substantial increase in hot-rolled coil steel prices, partially offset by lower iron ore prices.
As a result of strong market demand for pellets in the Great Lakes, we have increased our full-year sales volume expectation by 500,000 long tons to 20.5 million long tons. Our production volume expectation of 20 million tons was maintained.
Our full-year 2018 U.S. Iron Ore cash cost of goods sold and operating expense expectation was maintained at $58 - $63 per long ton.
SG&A Expenses and Other Expectations
Our full-year 2018 SG&A expense expectation of $115 million was maintained. We also note that of the $115 million expectation, approximately $20 million is considered non-cash.
Our full-year 2018 interest expense is expected to be approximately $130 million. Full-year 2018 depreciation, depletion and amortization associated with U.S. Iron Ore and Corporate/Other is expected to be approximately $80 million.
Capital Expenditures
We provided the following updates to our 2018 capital expenditures budget:

•	The Toledo HBI Project spend expectation was reduced by $25 million to $225 million due to further development and refined timing of the project spending plan;

•	The sustaining capital expectation of $85 million was maintained; and

•	The Northshore Mine upgrade spend expectation of $50 million was maintained.

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

•
our ability to successfully conclude the CCAA process and plan to close our Asia Pacific operations in a manner that minimizes cash outflows and associated liabilities, including our ability to successfully mitigate the closure costs of our Asia Pacific operations;

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
Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long/metric ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements.

	(In Millions)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
	U.S. Iron Ore	Asia Pacific Iron Ore	Total	U.S. Iron Ore	Asia Pacific Iron Ore	Total
Cost of goods sold and operating expenses	$118.5	$124.1	$242.6	$237.2	$128.1	$365.3
Less:
Freight and reimbursements	10.8	7.5	18.3	38.8	10.0	48.8
Depreciation, depletion & amortization	15.8	6.7	22.5	16.4	4.7	21.1
Cash cost of goods sold and operating expenses	$91.9	$109.9	$201.8	$182.0	$113.4	$295.4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2017, and in the Management's Discussion and Analysis section of this report.

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
CCAA Proceedings. Refer to NOTE 19 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the CCAA Proceedings underway with respect to the Bloom Lake Group and the Wabush Group. Such description is incorporated by reference into this Item 1.
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. Cliffs and Cliffs Minnesota Land filed counterclaims against Mesabi Metallics, Chippewa Capital Partners ("Chippewa"), and Thomas M. Clarke ("Clarke"), for tortious interference and civil conspiracy, as well as additional claims against Chippewa and Clarke for aiding and abetting tortious interference and against Clarke for libel, for which we seek, among other things, damages and injunctive relief. The parties have filed various dispositive motions on certain of the claims. We believe the claims asserted against us are unmeritorious and intend to continue to vigorously defend the lawsuit.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2017, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2018	1,248	$7.21	—	$—
February 1 - 28, 2018	171,592	$7.52	—	$—
March 1 - 31, 2018	—	$—	—	$—
	172,840	$7.52	—	$—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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
None.

Item 6.	Exhibits
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1
Amended and Restated Syndicated Facility Agreement, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers, dated as of February 28, 2018 (filed herewith)

10.2
* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting December 31, 2020) and Restricted Stock Unit Award Agreement (filed herewith)

10.3	* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Performance Share Award Memorandum and Performance Share Award Agreement (filed herewith)
10.4
* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) (Vesting December 31, 2020) and Cash Incentive Award Agreement (TSR) (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 24, 2018 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of April 24, 2018 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 24, 2018 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 24, 2018 (filed herewith)

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

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	4/24/2018