Form 10-Q
period 2018-06-30
CLEVELAND-CLIFFS INC.
filed 2018-07-24
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 297,953,281 as of July 20, 2018.

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

Adjusted EBITDA	EBITDA excluding certain items such as impacts of discontinued operations, foreign currency exchange remeasurement, extinguishment of debt and intersegment corporate allocations of SG&A costs.
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as, many other subsidiaries)
ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Compensation Committee	Compensation and Organization Committee of the Board of Directors
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
Long ton	2,240 pounds
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
SSR	System Support Resource
Tilden	Tilden Mining Company L.C.
Topic 606	ASC Topic 606, Revenue from Contracts with Customers
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S Steel Corporation and all subsidiaries
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$802.5	$978.3
Accounts receivable, net	152.6	106.7
Inventories	256.4	138.4
Supplies and other inventories	88.6	88.8
Derivative assets	174.7	37.9
Current assets of discontinued operations	45.3	118.5
Loans to and accounts receivable from the Canadian Entities	—	51.6
Other current assets	26.8	24.4
TOTAL CURRENT ASSETS	1,546.9	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,081.3	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	85.7	17.8
Income tax receivable	219.9	235.3
Non-current assets of discontinued operations	—	20.3
Other non-current assets	117.7	101.6
TOTAL OTHER ASSETS	423.3	375.0
TOTAL ASSETS	$3,051.5	$2,953.4
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2018	December 31, 2017
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$119.0	$99.5
Accrued expenses	85.1	79.1
Accrued interest	43.1	31.4
Contingent claims	—	55.6
Partnership distribution payable	44.2	44.2
Current liabilities of discontinued operations	117.3	75.0
Other current liabilities	66.2	67.4
TOTAL CURRENT LIABILITIES	474.9	452.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	245.0	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	172.3	167.7
LONG-TERM DEBT	2,297.0	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	10.3	52.2
OTHER LIABILITIES	158.3	163.5
TOTAL LIABILITIES	3,357.8	3,397.5
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2017 - 600,000,000 shares);
Issued - 301,886,794 shares (2017 - 301,886,794 shares);
Outstanding - 297,846,632 shares (2017 - 297,400,968 shares)	37.7	37.7
Capital in excess of par value of shares	3,918.2	3,933.9
Retained deficit	(4,092.5)	(4,207.3)
Cost of 4,040,162 common shares in treasury (2017 - 4,485,826 shares)	(147.5)	(169.6)
Accumulated other comprehensive loss	(22.2)	(39.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(306.3)	(444.3)
NONCONTROLLING INTEREST	—	0.2
TOTAL DEFICIT	(306.3)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$3,051.5	$2,953.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$672.0	$417.0	$841.2	$664.3
Freight and venture partners' cost reimbursements	42.3	54.3	53.1	93.2
	714.3	471.3	894.3	757.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(429.8)	(326.6)	(548.3)	(563.8)
SALES MARGIN	284.5	144.7	346.0	193.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(26.2)	(26.6)	(51.3)	(51.7)
Miscellaneous – net	(4.1)	(2.9)	(10.2)	6.6
	(30.3)	(29.5)	(61.5)	(45.1)
OPERATING INCOME	254.2	115.2	284.5	148.6
OTHER INCOME (EXPENSE)
Interest expense, net	(31.2)	(30.1)	(63.6)	(71.5)
Gain (loss) on extinguishment of debt	0.2	(4.9)	0.2	(76.8)
Other non-operating income	4.4	2.5	8.8	5.0
	(26.6)	(32.5)	(54.6)	(143.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	227.6	82.7	229.9	5.3
INCOME TAX BENEFIT (EXPENSE)	1.8	1.1	(13.9)	—
INCOME FROM CONTINUING OPERATIONS	229.4	83.8	216.0	5.3
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(64.3)	(53.7)	(135.2)	(5.0)
NET INCOME	165.1	30.1	80.8	0.3
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	1.7	—	3.4
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$165.1	$31.8	$80.8	$3.7
INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – BASIC
Continuing operations	$0.77	$0.28	$0.73	$0.03
Discontinued operations	(0.22)	(0.18)	(0.46)	(0.01)
	$0.55	$0.10	$0.27	$0.02
INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – DILUTED
Continuing operations	$0.76	$0.28	$0.72	$0.03
Discontinued operations	(0.21)	(0.18)	(0.45)	(0.02)
	$0.55	$0.10	$0.27	$0.01
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,618	296,070	297,442	280,617
Diluted	301,275	300,711	301,143	285,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$165.1	$31.8	$80.8	$3.7
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	6.7	6.7	13.4	11.4
Unrealized net gain (loss) on foreign currency translation	2.2	(1.4)	2.9	(14.1)
Unrealized net gain on derivative financial instruments, net of tax	0.2	—	0.5	—
OTHER COMPREHENSIVE INCOME (LOSS)	9.1	5.3	16.8	(2.7)
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(0.4)	—	4.6
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.2	$36.7	$97.6	$5.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$80.8	$0.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	49.4	44.8
Loss (gain) on extinguishment of debt	(0.2)	76.8
Loss on deconsolidation	—	48.6
Gain on derivatives	(123.5)	(19.1)
Other	12.6	10.8
Changes in operating assets and liabilities:
Receivables and other assets	61.8	68.3
Inventories	(125.6)	(106.6)
Payables, accrued expenses and other liabilities	(4.6)	(56.1)
Net cash provided (used) by operating activities	(49.3)	67.8
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(42.1)	(44.3)
Deposits for property, plant and equipment	(72.3)	(5.1)
Proceeds on sales of assets	14.6	1.1
Net cash used by investing activities	(99.8)	(48.3)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	500.0
Debt issuance costs	(1.5)	(8.5)
Net proceeds from issuance of common shares	—	661.3
Repurchase of debt	(15.3)	(1,154.0)
Distributions of partnership equity	—	(8.7)
Other financing activities	(8.9)	(13.9)
Net cash used by financing activities	(25.7)	(23.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.0)	2.4
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(175.8)	(1.9)
LESS: INCREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	40.5
NET DECREASE IN CASH AND CASH EQUIVALENTS	(175.8)	(42.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	978.3	312.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$802.5	$270.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
As more fully described in NOTE 16 - DISCONTINUED OPERATIONS, on January 25, 2018, we announced that we would accelerate the time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. On April 6, 2018, we committed to a course of action leading to the permanent closure of the Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018. Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
During June 2018, we completed a sale of the mobile equipment to a third party and entered into a definitive agreement to sell substantially all of the remaining assets of our Asia Pacific Iron Ore business to Mineral Resources Limited. The sale to Mineral Resources Limited has not been completed as of the date of this report due to the pendency of certain closing conditions. As a result, for the period ended June 30, 2018, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are included in our financial statements and classified within discontinued operations.
We now operate in one reportable segment – U.S. Iron Ore. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of June 30, 2018:

Name	Location	Status of Operations
Northshore	Minnesota	Active
United Taconite	Minnesota	Active
Tilden	Michigan	Active
Empire	Michigan	Indefinitely Idled
Koolyanobbing[1]	Western Australia	Not Active

[1] During June 2018, we completed the final planned shipment from Asia Pacific Iron Ore and commenced selling its assets. Refer to NOTE 16 - DISCONTINUED OPERATIONS.
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of June 30, 2018 and December 31, 2017, our investment in Hibbing was $8.0 million and $11.0 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.

Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. The functional currency of our Australian subsidiaries is the Australian dollar. Refer to NOTE 16 - DISCONTINUED OPERATIONS for further information regarding our Australian subsidiaries. The functional currency of all other international subsidiaries is the U.S. dollar. To the extent that monetary assets and liabilities, including short-term intercompany loans, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous – net in the Statements of Unaudited Condensed Consolidated Operations.
The following represents the transaction gains and losses resulting from remeasurement:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Short-term intercompany loans	$(0.1)	$1.5	$(0.3)	$16.6
Other	—	(1.0)	(0.2)	(1.3)
Net impact of transaction gains (losses) resulting from remeasurement	$(0.1)	$0.5	$(0.5)	$15.3
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
NOTE 2 - NEW ACCOUNTING STANDARDS
Adoption of New Accounting Standards
ASC Topic 606, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted Topic 606 and applied it to all contracts that were not completed using the modified retrospective method. We recognized the cumulative effect of initially applying Topic 606 as an adjustment of $34.0 million to the opening balance of Retained deficit. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect that the adoption of Topic 606 will have a material impact to our annual net income on an ongoing basis.
Under Topic 606, revenue will generally be recognized upon delivery to our customers, which is earlier than under the previous guidance. As an example, for certain iron ore shipments where revenue was previously recognized upon title transfer when payment was received, we will now recognize revenue when control transfers, which is generally upon delivery. While we continue to retain title until we receive payment, we determined upon review of our customer contracts that the preponderance of control indicators pass to our customers' favor when we deliver our products; thus, we generally concluded that control transfers at that point. As a result of the adoption of Topic 606 and vessel deliveries not occurring during the winter months because of the closure of the Soo Locks and the Welland Canal, our revenues and net income will be relatively lower than historical levels during the first quarter of each year and relatively higher than historical levels during the remaining three quarters in future years. However, the total amount of revenue recognized during the year should remain substantially the same as under previous accounting standards, assuming revenue rates and volumes are consistent between years.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows:

	($ in Millions)
	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$978.3	$—	$978.3
Accounts receivable, net	106.7	76.6	183.3
Inventories	138.4	(51.4)	87.0
Supplies and other inventories	88.8	—	88.8
Derivative assets	37.9	11.6	49.5
Current assets of discontinued operations	118.5	—	118.5
Loans to and accounts receivable from the Canadian Entities	51.6	—	51.6
Other current assets	24.4	—	24.4
TOTAL CURRENT ASSETS	1,544.6	36.8	1,581.4
PROPERTY, PLANT AND EQUIPMENT, NET	1,033.8	—	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	17.8	—	17.8
Income tax receivable	235.3	—	235.3
Long-term assets of discontinued operations	20.3	—	20.3
Other non-current assets	101.6	—	101.6
TOTAL OTHER ASSETS	375.0	—	375.0
TOTAL ASSETS	$2,953.4	$36.8	$2,990.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$99.5	$1.4	$100.9
Accrued expenses	79.1	—	79.1
Accrued interest	31.4	—	31.4
Contingent claims	55.6	—	55.6
Partnership distribution payable	44.2	—	44.2
Current liabilities of discontinued operations	75.0	—	75.0
Other current liabilities	67.4	1.4	68.8
TOTAL CURRENT LIABILITIES	452.2	2.8	455.0
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	257.7	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	167.7	—	167.7
LONG-TERM DEBT	2,304.2	—	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	52.2	—	52.2
OTHER LIABILITIES	163.5	—	163.5
TOTAL LIABILITIES	3,397.5	2.8	3,400.3
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT	(444.3)	34.0	(410.3)
NONCONTROLLING INTEREST	0.2	—	0.2
TOTAL DEFICIT	(444.1)	34.0	(410.1)
TOTAL LIABILITIES AND DEFICIT	$2,953.4	$36.8	$2,990.2

The impact of adoption on our Statements of Unaudited Condensed Consolidated Operations and Statements of Unaudited Condensed Consolidated Financial Position is as follows:

	($ in Millions)
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change	As Reported	Balances without Adoption of Topic 606	Effect of Change
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$672.0	$568.0	$104.0	$841.2	$795.6	$45.6
Freight and venture partners' cost reimbursements	42.3	36.3	6.0	53.1	51.2	1.9
	714.3	604.3	110.0	894.3	846.8	47.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(429.8)	(368.6)	(61.2)	(548.3)	(530.7)	(17.6)
SALES MARGIN	284.5	235.7	48.8	346.0	316.1	29.9
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(26.2)	(26.2)	—	(51.3)	(51.3)	—
Miscellaneous – net	(4.1)	(4.1)	—	(10.2)	(10.2)	—
	(30.3)	(30.3)	—	(61.5)	(61.5)	—
OPERATING INCOME	254.2	205.4	48.8	284.5	254.6	29.9
OTHER INCOME (EXPENSE)
Interest expense, net	(31.2)	(31.2)	—	(63.6)	(63.6)	—
Gain on extinguishment of debt	0.2	0.2	—	0.2	0.2	—
Other non-operating income	4.4	4.4	—	8.8	8.8	—
	(26.6)	(26.6)	—	(54.6)	(54.6)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	227.6	178.8	48.8	229.9	200.0	29.9
INCOME TAX BENEFIT (EXPENSE)	1.8	1.8	—	(13.9)	(13.9)	—
INCOME FROM CONTINUING OPERATIONS	229.4	180.6	48.8	216.0	186.1	29.9
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(64.3)	(64.3)	—	(135.2)	(135.2)	—
NET INCOME	165.1	116.3	48.8	80.8	50.9	29.9
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$165.1	$116.3	$48.8	$80.8	$50.9	$29.9
INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – BASIC
Continuing operations	$0.77	$0.61	$0.16	$0.73	$0.62	$0.10
Discontinued operations	(0.22)	(0.22)	—	(0.46)	(0.45)	—
	$0.55	$0.39	$0.16	$0.27	$0.17	$0.10
INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – DILUTED
Continuing operations	$0.76	$0.60	$0.16	$0.72	$0.62	$0.10
Discontinued operations	(0.21)	(0.21)	—	(0.45)	(0.45)	—
	$0.55	$0.39	$0.16	$0.27	$0.17	$0.10
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,618	297,618		297,442	297,442
Diluted	301,275	301,275		301,143	301,143

	($ in Millions)
	June 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$802.5	$802.5	$—
Accounts receivable, net	152.6	53.0	99.6
Inventories	256.4	323.9	(67.5)
Supplies and other inventories	88.6	88.6	—
Derivative assets	174.7	146.2	28.5
Current assets of discontinued operations	45.3	45.3	—
Loans to and accounts receivable from the Canadian Entities	—	—	—
Other current assets	26.8	26.8	—
TOTAL CURRENT ASSETS	1,546.9	1,486.3	60.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,081.3	1,081.3	—
OTHER ASSETS
Deposits for property, plant and equipment	85.7	85.7	—
Income tax receivable	219.9	219.9	—
Non-current assets of discontinued operations	—	—	—
Other non-current assets	117.7	117.7	—
TOTAL OTHER ASSETS	423.3	423.3	—
TOTAL ASSETS	$3,051.5	$2,990.9	$60.6

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$119.0	$117.8	$1.2
Accrued expenses	85.1	85.1	—
Accrued interest	43.1	43.1	—
Contingent claims	—	—	—
Partnership distribution payable	44.2	44.2	—
Current liabilities of discontinued operations	117.3	117.3	—
Other current liabilities	66.2	72.1	(5.9)
TOTAL CURRENT LIABILITIES	474.9	479.6	(4.7)
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	245.0	245.0	—
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	172.3	172.3	—
LONG-TERM DEBT	2,297.0	2,297.0	—
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	10.3	10.3	—
OTHER LIABILITIES	158.3	158.3	—
TOTAL LIABILITIES	3,357.8	3,362.5	(4.7)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT	(306.3)	(371.6)	65.3
NONCONTROLLING INTEREST	—	—	—
TOTAL DEFICIT	(306.3)	(371.6)	65.3
TOTAL LIABILITIES AND DEFICIT	$3,051.5	$2,990.9	$60.6

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
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our Statements of Unaudited Condensed Consolidated Operations was as follows:

	($ in Millions)
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Revised	Without Adoption of ASU 2017-07	Effect of Change	As Revised	Without Adoption of ASU 2017-07	Effect of Change
Cost of goods sold and operating expenses	$(326.6)	$(327.1)	$0.5	$(563.8)	$(564.9)	$1.1
Selling, general and administrative expenses	$(26.6)	$(24.7)	$(1.9)	$(51.7)	$(47.8)	$(3.9)
Miscellaneous – net	$(2.9)	$(2.6)	$(0.3)	$6.6	$7.3	$(0.7)
Operating income	$115.2	$116.9	$(1.7)	$148.6	$152.1	$(3.5)
Other non-operating income	$2.5	$0.8	$1.7	$5.0	$1.5	$3.5
Net Income	$30.1	$30.1	$—	$0.3	$0.3	$—
Recent Accounting Pronouncements
Issued and Not Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the Statements of Unaudited Condensed Consolidated Operations. We plan to adopt the standard on its effective date of January 1, 2019. The new standard may be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional alternative approach, which requires application of the new guidance at the beginning of the standard's effective date. We have finalized our implementation plan and have compiled an inventory of our existing leases. Based on our analysis to date, the updated standard is not expected to have a material effect on our consolidated financial statements. For example, based on the future minimum payments under non-cancellable operating leases as of June 30, 2018, we would expect to record approximately $16 million, discounted to fair value, in the Statements of Unaudited Condensed Consolidated Financial Position.
NOTE 3 - SEGMENT REPORTING
We operate in one reportable segment – U.S. Iron Ore. U.S. Iron Ore is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota.
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

The following tables present a summary of our reportable segment including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and a reconciliation of Net Income to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenues from product sales and services:
U.S. Iron Ore	$714.3	100%	$471.3	100%	$894.3	100%	$757.5	100%

Sales margin	$284.5		$144.7		$346.0		$193.7
Other operating expense	(30.3)		(29.5)		(61.5)		(45.1)
Other expense	(26.6)		(32.5)		(54.6)		(143.3)
Income from continuing operations before income taxes	$227.6		$82.7		$229.9		$5.3

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$165.1	$30.1	$80.8	$0.3
Less:
Interest expense, net	(32.3)	(31.4)	(65.8)	(74.2)
Income tax benefit (expense)	1.8	(2.6)	(13.9)	(0.8)
Depreciation, depletion and amortization	(25.5)	(21.6)	(49.4)	(44.8)
EBITDA	$221.1	$85.7	$209.9	$120.1
Less:
Impact of discontinued operations	$(54.7)	$(45.4)	$(117.8)	$6.5
Foreign exchange remeasurement	(0.1)	0.5	(0.5)	15.3
Gain (loss) on extinguishment of debt	0.2	(4.9)	0.2	(76.8)
Adjusted EBITDA	$275.7	$135.5	$328.0	$175.1

EBITDA
U.S. Iron Ore	$296.0	$155.0	$368.5	$212.9
Corporate and Other[1]	(74.9)	(69.3)	(158.6)	(92.8)
Total EBITDA	$221.1	$85.7	$209.9	$120.1

Adjusted EBITDA:
U.S. Iron Ore	$301.3	$161.5	$378.4	$225.6
Corporate and Other[1]	(25.6)	(26.0)	(50.4)	(50.5)
Total Adjusted EBITDA	$275.7	$135.5	$328.0	$175.1

[1]Corporate and Other includes immaterial costs related to the HBI project.

The following table summarizes our depreciation, depletion and amortization expense and capital additions:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization:
U.S. Iron Ore	$15.6	$16.7	$31.4	$33.1
Corporate and Other	1.4	1.6	2.8	3.7
Total depreciation, depletion and amortization	$17.0	$18.3	$34.2	$36.8

Capital additions[1]:
U.S. Iron Ore	$26.7	$24.6	$45.4	$51.7
Corporate and Other[2]	43.7	—	103.9	—
Total capital additions	$70.4	$24.6	$149.3	$51.7

[1] Includes cash paid for capital additions of $114.4 million, including deposits of $72.3 million, and an increase in non-cash accruals of $34.9 million for the six months ended June 30, 2018 compared to cash paid for capital additions of $48.5 million, including deposits of $5.1 million, and an increase in non-cash accruals of $3.2 million for the six months ended June 30, 2017.

[2] Includes capital additions related to our HBI project.
A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2018	December 31, 2017
Assets:
U.S. Iron Ore	$1,822.8	$1,500.6
Corporate and Other[1]	1,183.4	1,314.0
Assets of Discontinued Operations	45.3	138.8
Total assets	$3,051.5	$2,953.4

[1]Corporate and Other includes assets related to the HBI project.
NOTE 4 - REVENUE
We sell a single product, iron ore pellets, in the North American market. Revenue is recognized generally when iron ore is delivered to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. We offer standard payment terms to our customers, generally requiring settlement within 30 days.
We enter into supply contracts of varying lengths to provide customers iron ore pellets to use in their blast furnaces. Blast furnaces run continuously with a constant feed of iron ore and once shut down, cannot easily be restarted. As a result, we ship iron ore in large quantities for storage and use by customers at a later date. Customers do not simultaneously receive and consume the benefits of the iron ore. Based on our assessment of the factors that indicate the pattern of satisfaction, we transfer control of the iron ore at a point in time upon shipment or delivery of the product. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered.
Certain of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following: Platts 62% Price, pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Indices, including industrial commodities, energy and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with ASC Topic 815. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information on how our estimated and final revenue rates are determined.

A supply agreement with a customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore is consumed in the customer’s blast furnaces. As control transfers prior to consumption, the supplemental revenue is recorded in accordance with ASC Topic 815. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information on supplemental revenue or refunds.
Included within Revenues from product sales and services is derivative revenue related to ASC Topic 815 of $154.7 million and $198.5 million, for three and six months ended June 30, 2018, respectively.
Practical expedients and exemptions
We have elected to treat all shipping and handling costs as fulfillment costs because a significant portion of these costs are incurred prior to control transfer.
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
Deferred Revenue
The table below summarizes our deferred revenue balances:

	Deferred Revenue (Current)[1]	Deferred Revenue (Long-Term)
Opening balance as of January 1, 2018	$23.8	$51.4
Closing balance as of June 30, 2018	20.0	47.1
Decrease	$(3.8)	$(4.3)

[1] The opening balance includes a $1.4 million adjustment from the December 31, 2017 balance due to the adoption of Topic 606.
The terms of one of our pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of June 30, 2018 and December 31, 2017, installment amounts received in excess of sales totaled $59.9 million and $64.2 million, respectively, related to this agreement. As of June 30, 2018 and December 31, 2017, deferred revenue of $12.8 million was recorded in Other current liabilities and $47.1 million and $51.4 million, respectively, was recorded as long-term in Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed shipments for certain customers. Revenue recognized on these transactions totaling $7.2 million and $9.6 million was deferred and included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2018 and December 31, 2017, respectively.
NOTE 5 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	June 30, 2018	December 31, 2017
Finished Goods	$232.5	$127.1
Work-in-Process	23.9	11.3
Total Inventories	$256.4	$138.4

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets:

	(In Millions)
	June 30, 2018	December 31, 2017
Land rights and mineral rights	$549.6	$549.6
Office and information technology	65.1	65.8
Buildings	84.0	85.2
Mining equipment	531.2	533.9
Processing equipment	616.0	610.9
Electric power facilities	56.9	56.9
Land improvements	24.2	23.7
Asset retirement obligation	16.9	16.9
Other	25.2	25.2
Construction in-progress	102.2	32.6
	2,071.3	2,000.7
Allowance for depreciation and depletion	(990.0)	(966.9)
	$1,081.3	$1,033.8
NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
June 30, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(6.3)	$(2.4)	$391.3
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.4	(0.2)	(0.1)	88.1
$500 Million 4.80% 2020 Senior Notes	4.83%	122.3	(0.2)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	125.2	(0.3)	—	124.9
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.0)	(80.6)	229.7
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(10.6)	(15.6)	1,047.1
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.4)	292.7
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.2
Long-term debt					$2,297.0

(In Millions)
December 31, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(7.1)	$(2.6)	$390.3
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.1)	88.6
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.6)	(85.6)	224.1
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,075.0	(11.3)	(16.5)	1,047.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.4)	(3.4)	292.6
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.4
Long-term debt					$2,304.2
$1.075 Billion 5.75% 2025 Senior Notes
On February 27, 2017, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance of $500 million aggregate principal amount of 5.75% 2025 Senior Notes. On August 7, 2017, we issued an additional $575 million aggregate principal amount of our 5.75% 2025 Senior Notes. The second tranche was issued at 97.0% of face value. The 5.75% 2025 Senior Notes were originally issued in private transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreement executed as part of these issuances, we filed on February 14, 2018 a registration statement with the SEC with respect to a registered offer to exchange the 5.75% 2025 Senior Notes for publicly registered notes, with all significant terms and conditions remaining the same. The exchange offer expired on April 26, 2018, and substantially all of the outstanding 5.75% 2025 Senior Notes were tendered for exchange.
Debt Extinguishment
The following is a summary of the debt extinguished with cash during the three and six months ended June 30, 2018 that resulted in a gain on extinguishment of $0.2 million:

(In Millions)
Debt Instrument	Debt Extinguished
$400 Million 5.90% 2020 Senior Notes	$0.5
$500 Million 4.80% 2020 Senior Notes	0.1
$700 Million 4.875% 2021 Senior Notes	13.2
$1.075 Billion 5.75% 2025 Senior Notes	1.7
$15.5

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2018:

(In Millions)
Maturities of Debt
2018	$—
2019	—
2020	210.7
2021	125.2
2022	—
2023	—
2024 and thereafter	2,088.0
Total maturities of debt	$2,423.9
ABL Facility
On February 28, 2018, we entered into an amended and restated senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility amends and restates our prior $550.0 million Syndicated Facility Agreement, dated as of March 30, 2015. The ABL Facility will mature upon the earlier of February 28, 2023 or 60 days prior to the maturity of certain other material debt, and provides for up to $450.0 million in borrowings, comprised of (i) a $400.0 million U.S. tranche, including a $248.8 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) at the time of closing, a $50.0 million Australian tranche, including a $24.4 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. On June 19, 2018, the Australian tranche was terminated and reallocated to the U.S. tranche, resulting in a $450.0 million allocation to the U.S. tranche, including a $273.2 million sublimit for the issuance of letters of credit and $120.0 million sublimit for swingline loans. Availability under the U.S. tranche of the ABL Facility is limited to an eligible U.S. borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly-owned U.S. subsidiaries and are required to be guaranteed by certain of our future U.S. subsidiaries. Amounts outstanding under the ABL Facility are secured by (i) a first-priority security interest in the accounts receivable and other rights to payment, inventory, as-extracted collateral, certain investment property, deposit accounts, securities accounts, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets of ours, the other borrowers and the guarantors, and proceeds and products of each of the foregoing (collectively, the “ABL Collateral”) and (ii) a second-priority security interest in substantially all of our assets and the assets of the other borrowers and the guarantors other than the ABL Collateral (collectively, the “Notes Collateral” and, together with the ABL Collateral, the “Collateral”).
Borrowings under the ABL Facility bear interest, at our option, at a base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. The base rate is equal to the greater of the federal funds rate plus ½ of 1%, the LIBOR rate based on a one-month interest period plus 1% and the floating rate announced by Bank of America Merrill Lynch as its “prime rate" and 1%. The LIBOR rate is a per annum fixed rate equal to LIBOR with respect to the applicable interest period and amount of LIBOR rate loan requested.
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
As of June 30, 2018 and December 31, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
As of June 30, 2018 and December 31, 2017, no loans were drawn under the ABL Facility and we had total availability of $400.3 million and $273.2 million, respectively, as a result of borrowing base limitations. As of June 30, 2018 and December 31, 2017, the principal amount of letter of credit obligations totaled $39.5 million and $46.5 million, respectively, to support business obligations primarily related to workers compensation and environmental obligations, thereby further reducing available borrowing capacity on our ABL Facility to $360.8 million and $226.7 million, respectively.
NOTE 8 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	June 30, 2018
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$10.5	$546.5	$—	$557.0
Derivative assets	—	0.1	174.6	174.7
Total	$10.5	$546.6	$174.6	$731.7
Liabilities:
Derivative liabilities	$—	$0.1	$3.0	$3.1
Total	$—	$0.1	$3.0	$3.1

	(In Millions)
	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$66.3	$550.6	$—	$616.9
Derivative assets	—	—	37.9	37.9
Total	$66.3	$550.6	$37.9	$654.8
Liabilities:
Derivative liabilities	$—	$0.3	$1.7	$2.0
Total	$—	$0.3	$1.7	$2.0
Financial assets classified in Level 1 include money market funds and treasury bonds. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable. Level 2 assets include commercial paper, certificates of deposit and commodity hedge contracts. Level 2 liabilities include commodity hedge contracts.
The Level 3 assets and liabilities include derivative assets that consist of freestanding derivative instruments related to a customer supply agreement and certain provisional pricing arrangements with our customers.
The supply agreement included in our Level 3 assets includes provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust the corresponding asset or liability to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. The fair value of the instruments are determined using a market approach based on the estimate of the average annual daily market price for hot-rolled coil steel. This estimate takes into consideration current market conditions and nonperformance risk. We had assets of $169.4 million and $37.9 million at June 30, 2018 and December 31, 2017, respectively, related to this supply agreement.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $5.2 million and liabilities of $3.0 million related to provisional pricing arrangements at June 30, 2018 compared to liabilities of $1.7 million related to provisional pricing arrangements at December 31, 2017.

The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at June 30, 2018	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreement	$169.4	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$833
Provisional pricing arrangements	$5.2	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$68 - $69 ($68)
Provisional pricing arrangements	$3.0	Other Current Liabilities	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$68 - $69 ($68)
The significant unobservable input used in the fair value measurement of our customer supply agreement is an estimate determined by management including a forward-looking estimate for the average annual daily market price for hot-rolled coil steel.
The significant unobservable input used in the fair value measurement of our provisional pricing arrangements is management’s estimate of Platts 62% Price based upon current market data and index pricing, which include forward-looking estimates determined by management.
We recognize any transfers between levels as of the beginning of the reporting period, including both transfers into and out of levels. There were no transfers between Level 1 and Level 2 and no transfers into or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2018 and 2017. The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance[1]	$93.5	$59.2	$49.5	$30.1
Total gains
Included in earnings	158.6	51.0	202.8	84.6
Settlements	(77.5)	(40.0)	(77.7)	(44.5)
Ending balance - June 30	$174.6	$70.2	$174.6	$70.2
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$80.6	$17.8	$125.1	$51.0

[1] Beginning balance as of January 1, 2018 includes an $11.6 million adjustment for adoption of Topic 606.

	(In Millions)
	Level 3 Liabilities
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$—	$—	$(1.7)	$—
Total losses
Included in earnings	(3.7)	(20.2)	(4.3)	(20.2)
Settlements	0.7	—	3.0	—
Ending balance - June 30	$(3.0)	$(20.2)	$(3.0)	$(20.2)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(3.0)	$(20.2)	$(3.0)	$(20.2)
The carrying amount of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments were as follows:

		(In Millions)
		June 30, 2018		December 31, 2017
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$391.3	$388.5	$390.3	$398.0
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	Level 1	88.1	88.4	88.6	88.0
$500 Million 4.80% 2020 Senior Notes	Level 1	122.0	120.5	122.0	118.8
$700 Million 4.875% 2021 Senior Notes	Level 1	124.9	124.6	138.0	130.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	229.7	384.5	224.1	352.9
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	1,047.1	1,028.6	1,047.2	1,029.3
$800 Million 6.25% 2040 Senior Notes	Level 1	292.7	241.7	292.6	227.1
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	1.2	1.2	1.4	1.4
Total long-term debt		$2,297.0	$2,378.0	$2,304.2	$2,346.3
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
On January 1, 2018, we adopted the amendments to ASC 715 regarding the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. Service costs are classified within Cost of goods sold and operating expenses, Selling, general and administrative expenses and Miscellaneous – net while the interest cost, expected return on assets, amortization of prior service costs/credits, net actuarial gain/loss, and other costs are classified within Other non-operating income in our Statements of Unaudited Condensed Consolidated Operations.

The following are the components of defined benefit pension and OPEB costs and credits:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$4.6	$4.7	$9.3	$9.5
Interest cost	7.5	7.5	15.1	15.0
Expected return on plan assets	(15.0)	(13.6)	(30.0)	(27.1)
Amortization:
Prior service costs	0.6	0.7	1.1	1.3
Net actuarial loss	5.3	5.3	10.6	10.6
Net periodic benefit cost	$3.0	$4.6	$6.1	$9.3
Other Postretirement Benefits Credits

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$0.5	$0.5	$1.0	$1.0
Interest cost	2.0	2.2	4.1	4.3
Expected return on plan assets	(4.6)	(4.5)	(9.2)	(8.9)
Amortization:
Prior service credits	(0.7)	(0.8)	(1.5)	(1.5)
Net actuarial loss	1.3	1.3	2.5	2.5
Net periodic benefit credit	$(1.5)	$(1.3)	$(3.1)	$(2.6)
Based on funding requirements, we made pension contributions of $3.3 million and $5.6 million for the three and six months ended June 30, 2018, respectively, compared to $2.3 million of pension contributions for the three and six months ended June 30, 2017. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and six months ended June 30, 2018 and 2017.
NOTE 10 - STOCK COMPENSATION PLANS
Employees’ Plans
On February 21, 2018, the Compensation Committee approved grants under the A&R 2015 Equity Plan to certain officers and employees for the 2018 to 2020 performance period. Shares granted under the awards consisted of 0.7 million restricted stock units and 0.7 million performance shares.
Restricted stock units granted during 2018 are subject to continued employment, are retention based and are payable in common shares. The outstanding restricted stock units that were granted in 2018 cliff vest on December 31, 2020.
Performance shares are subject to continued employment, and each performance share, if earned, entitles the holder to be paid out in common shares. Performance is measured on the basis of relative TSR for the period of January 1, 2018 to December 31, 2020 and measured against the constituents of the S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payouts for the outstanding performance period grants will vary from zero to 200% of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.

Determination of Fair Value
The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historic and projected stock prices was developed for both the Company and our predetermined peer group of mining and metals companies. The fair value assumes that the objective will be achieved.
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
NOTE 11 - INCOME TAXES
Our 2018 estimated annual effective tax rate before discrete items is approximately 0.1%. The annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year. The 2017 estimated annual effective tax rate before discrete items at June 30, 2017 was negative 3.6%.
For the three and six months ended June 30, 2018, we recorded discrete items that resulted in an income tax benefit of $2.0 million and an expense of $13.7 million, respectively. The $2.0 million benefit relates to the reversal of a reserve for uncertain tax positions due to a lapse in the statute of limitations. The $13.7 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. The $14.5 million current year expense is a reduction of an asset and will not result in a cash tax outlay. For the three and six months ended June 30, 2017, we recorded discrete items that resulted in an expense of $0.3 million and $0.2 million, respectively.

NOTE 12 - LEASE OBLIGATIONS
We lease certain building space, mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively, compared with $1.2 million and $2.3 million for the comparable period in 2017.
Future minimum payments under capital leases and non-cancellable operating leases as of June 30, 2018 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2018 (July 1 - December 31)	$1.4	$1.3
2019	2.8	1.9
2020	2.4	1.8
2021	1.8	1.8
2022	1.4	1.8
2023 and thereafter	—	7.5
Total minimum lease payments	$9.8	$16.1
Amounts representing interest	1.0
Present value of net minimum lease payments[1]	$8.8

[1] The total is comprised of $2.4 million and $6.4 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2018.

NOTE 13 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $176.0 million and $171.3 million at June 30, 2018 and December 31, 2017, respectively. The following is a summary of the obligations:

	(In Millions)
	June 30, 2018	December 31, 2017
Environmental	$3.2	$2.9
Mine closure[1]	172.8	168.4
Total environmental and mine closure obligations	176.0	171.3
Less current portion	3.7	3.6
Long-term environmental and mine closure obligations	$172.3	$167.7

[1] Includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTVSMC.
Mine Closure
The accrued mine closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The accretion of the liability and amortization of the related asset is recognized over the estimated mine lives for each location.

The following represents a roll forward of our mine closure obligation liability for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	(In Millions)
	June 30, 2018	December 31, 2017
Mine closure obligation at beginning of period	$168.4	$187.8
Accretion expense	4.7	13.9
Remediation payments	(0.3)	(5.6)
Revision in estimated cash flows	—	(27.7)
Mine closure obligation at end of period	$172.8	$168.4
For the year ended December 31, 2017, the revision in estimated cash flows relates primarily to updates to our estimates resulting from our three-year in-depth review of our mine closure obligations for each of our U.S. mines. The primary driver of the decrease in estimated cash flows was the Empire mine, as the mine closure obligation was reduced by $26.2 million as a result of the refinement of the cash flows required for reclamation, remediation and structural removal. Prior estimates were based on RS Means (a common costing methodology used in the construction and demolition industry) average costing data while the current estimate was compiled using a more detailed cost build-up approach.
NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill as of June 30, 2018 and December 31, 2017 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
The following table is a summary of definite-lived intangible assets:

		(In Millions)
		June 30, 2018			December 31, 2017
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Permits	Other non-current assets	$72.2	$(22.9)	$49.3	$72.2	$(22.5)	$49.7
Amortization expense relating to other intangible assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense relating to other intangible assets was $0.2 million and $0.4 million for the comparable periods in 2017. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

NOTE 15 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity Contracts	Derivative assets	$0.1		$—	Other current liabilities	$0.1	Other current liabilities	$0.3
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreement	Derivative assets	$169.4	Derivative assets	$37.9		$—		$—
Provisional pricing arrangements	Derivative assets	5.2		—	Other current liabilities	3.0	Other current liabilities	1.7
Total derivatives not designated as hedging instruments under ASC 815		$174.6		$37.9		$3.0		$1.7
Total derivatives		$174.7		$37.9		$3.1		$2.0
Cash Flow Hedges
Commodity Contracts
As of June 30, 2018, we had outstanding natural gas hedge contracts for a notional amount of 3.4 million MMBtu in the form of forward contracts with varying maturity dates ranging from July 2018 to May 2019. As of December 31, 2017, we had outstanding natural gas hedge contracts for a notional amount of 3.5 million MMBtu in the form of forward contracts with varying maturity dates ranging from January 2018 to November 2018. Changes in fair value of highly effective hedges are recorded as a component of Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position.
During the three and six months ended June 30, 2018, we recorded unrealized gains of $0.2 million and $0.6 million, respectively, in Other comprehensive income (loss) for changes in the fair value of these instruments. For the six months ended June 30, 2018, a gain of $0.1 million has been reclassified from Accumulated other comprehensive loss into earnings. We had no commodity contracts designated as hedge instruments for the three and six months ended June 30, 2017.
Derivatives Not Designated as Hedging Instruments
Most of our long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors have not been finalized at the time our product is sold. In these cases, we estimate the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily steel market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled.
We recognized net derivative revenue of $155.5 million and $197.4 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2018, respectively, related to the supplemental payments. This compares with net derivative revenue of $51.9 million and $69.6 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the comparable periods in 2017, related to supplemental payments. Derivative assets, representing the fair value of the supplemental revenue, were $169.4 million and $37.9 million as of June 30, 2018 and December 31, 2017 in the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.
Revenue is recognized generally when iron ore is delivered to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. Changes in the expected revenue rate from the date that control transfers through final settlement of contract terms is recorded in accordance with ASC Topic 815 and is characterized as a derivative and accounted for separately.  Subsequently, the derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
At June 30, 2018, we recorded $5.2 million as Derivative assets and $3.0 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our customers in the Statements of Unaudited Condensed Consolidated Financial Position. At December 31, 2017, we recorded $1.7 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our customers in the Statements of Unaudited Condensed Consolidated Financial Position. These amounts represent the difference between the amount we expected to receive when revenue was initially measured at the point control transfers and our subsequent estimate of the final revenue rate based on the price calculations established in the supply agreements. We recognized a net decrease of $0.8 million and increase of $1.1 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and six months ended June 30, 2018, respectively, related to these arrangements as compared to a net decrease of $21.1 million and $5.3 million in Product revenues for the comparable periods in 2017.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized on Derivatives	Amount of Income (Loss) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Customer Supply Agreements	Product revenues	$155.5	$51.9	$197.4	$69.6
Provisional Pricing Arrangements	Product revenues	(0.8)	(21.1)	1.1	(5.3)
Commodity Contracts	Cost of goods sold and operating expenses	—	—	—	(1.3)
Total		$154.7	$30.8	$198.5	$63.0
Refer to NOTE 8 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 16 - DISCONTINUED OPERATIONS
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

The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations which include our former Asia Pacific Iron Ore, North American Coal and Canadian operations. The charts below provide an asset group breakout for each financial statement line impacted by discontinued operations.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss from Discontinued Operations, net of tax
Asia Pacific Iron Ore	$(53.3)	$(7.3)	$(124.7)	$41.0
North American Coal	(0.3)	2.6	0.1	2.6
Canadian Operations	(10.7)	(49.0)	(10.6)	(48.6)
	$(64.3)	$(53.7)	$(135.2)	$(5.0)

	(In Millions)
	June 30, 2018			December 31, 2017
	Asia Pacific Iron Ore	North American Coal	Total	Asia Pacific Iron Ore	North American Coal	Total
Current assets of discontinued operations	$45.3	$—	$45.3	$118.5	$—	$118.5
Non-current assets of discontinued operations	$—	$—	$—	$20.3	$—	$20.3
Current liabilities of discontinued operations	$114.4	$2.9	$117.3	$71.8	$3.2	$75.0
Non-current liabilities of discontinued operations	$10.3	$—	$10.3	$52.2	$—	$52.2

	(In Millions)
	Six Months Ended June 30,
	2018	2017
Net cash provided (used) by operating activities
Asia Pacific Iron Ore	$(31.7)	$92.2
Canadian Operations	(14.6)	—
	$(46.3)	$92.2

Net cash provided (used) by investing activities
Asia Pacific Iron Ore	$14.1	$(0.8)
	$14.1	$(0.8)
For the six months ended June 30, 2018, we had $28.6 million of non-cash financing activities related to the settlement of capital lease obligations at Asia Pacific Iron Ore.
Asia Pacific Iron Ore Operations
Background
In January 2018, we announced that we would accelerate the time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. In April 2018, we committed to a course of action leading to the permanent closure of the Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018.

Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
During June 2018, we completed a sale of the mobile equipment to a third party and entered into a definitive agreement to sell substantially all of the remaining assets of our Asia Pacific Iron Ore business to Mineral Resources Limited. The sale to Mineral Resources Limited has not been completed as of the date of this report due to the pendency of certain closing conditions. As a result, for the period ended June 30, 2018, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are included in our financial statements and classified within discontinued operations.
Loss on Discontinued Operations
For the reasons discussed above, our previously reported Asia Pacific Iron Ore operating segment results for all periods prior to June 30, 2018, as well as exit costs, are classified as discontinued operations.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
Loss from Discontinued Operations	2018	2017	2018	2017
Revenues from product sales and services	$70.1	$98.0	$129.1	$273.4
Cost of goods sold and operating expenses	(106.1)	(97.1)	(230.2)	(225.2)
Sales margin	(36.0)	0.9	(101.1)	48.2
Other operating expense	(16.2)	(3.2)	(18.8)	(3.7)
Other expense	(1.1)	(1.3)	(2.2)	(2.7)
Loss from discontinued operations before income taxes	(53.3)	(3.6)	(122.1)	41.8
Impairment of long-lived assets	—	—	(2.6)	—
Income tax expense	—	(3.7)	—	(0.8)
Loss from discontinued operations, net of tax	$(53.3)	$(7.3)	$(124.7)	$41.0
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations	June 30, 2018	December 31, 2017
Cash and cash equivalents	$29.4	$29.4
Accounts receivable, net	12.5	33.9
Inventories	—	45.0
Supplies and other inventories	—	5.1
Other current assets	3.4	5.1
Total current assets of discontinued operations	45.3	118.5
Property, plant and equipment, net	—	17.2
Other non-current assets	—	3.1
Total assets of discontinued operations	$45.3	$138.8

Accounts payable	$74.3	$28.2
Accrued liabilities	21.1	28.0
Other current liabilities	19.0	15.6
Total current liabilities of discontinued operations	114.4	71.8
Environmental and mine closure obligations	10.3	28.8
Other liabilities	—	23.4
Total liabilities of discontinued operations	$124.7	$124.0

Foreign Currency
The functional currency of our Australian subsidiaries is the Australian dollar. The financial statements of our Australian subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. Upon the liquidation of substantially all of the Asia Pacific Iron Ore assets, which is expected to occur during the third quarter 2018, the historical cumulative translation adjustments recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position related to that asset group will be recognized as a gain in the Statements of Unaudited Condensed Consolidated Operations. As of June 30, 2018, the balance of currency translation adjustments related to the Asia Pacific Iron Ore asset group in Accumulated other comprehensive loss was a gain of $228.3 million.
Income Taxes
We have not recognized a tax benefit or expense during the three and six months ended June 30, 2018, related to our Asia Pacific Iron Ore operations. For the three and six months ended June 30, 2017, we recognized a tax expense of $3.7 million and $0.8 million, respectively.
Eastern Canada Iron Ore Operations
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
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business.  The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements.  Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value.  As of June 30, 2018, we had no amounts outstanding classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position in accordance with the Amended Plan, as defined and described below.  As of December 31, 2017, we had $51.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position.
The net proceeds from the sale of the assets of the Bloom Lake Group and the Wabush Group are currently being held by the Monitor.  Certain of these proceeds will be utilized to fund the accrued and remaining costs of the CCAA proceedings, and the remaining amounts will be available for distribution to the creditors of the Bloom Lake Group and the Wabush Group in accordance with the Amended Plan (as defined below).
During 2017, we became aware that it was probable the Monitor will assert a preference claim against us and/or certain of our affiliates.  We estimated a liability, which included the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position.  As described below, as of June 30, 2018, the estimated liability has been settled pursuant to the Amended Plan.
During March 2018, we entered into a restructuring term sheet with the Bloom Lake Group and the Wabush Group, which documents the proposed terms of a plan of compromise or arrangement in the CCAA proceedings to be sponsored by us as negotiated between us and the Monitor.  By order of the Québec Superior Court of Justice (Commercial Division) (the “Court”) dated April 20, 2018, the Bloom Lake Group and the Wabush Group were authorized to file a joint plan of compromise and arrangement dated April 16, 2018 (the “Original Plan”). Following discussions with various stakeholder groups, the Original Plan was amended by order of the Court dated May 18, 2018. The Bloom Lake Group and the Wabush Group were authorized to file the amended and restated joint plan of compromise and arrangement dated May 16, 2018 (as same may be further amended from time to time, the “Amended Plan”).  The Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018 (the “Sanction Order”). In addition, the Bloom Lake Group and the Wabush Group will bring a motion before the Court on July 30, 2018 seeking to make further amendments to the Amended Plan to address the manner in which certain distributions under the Amended Plan will be effected.

There are certain conditions precedent to the implementation of the Amended Plan that must be satisfied on or before July 31, 2018, subject to any extension of such date as agreed between the Monitor, the Bloom Lake Group, the Wabush Group and us. Subject to the proposed amendments to the Amended Plan described above and the finalization of certain required arrangements with applicable taxing authorities, the conditions precedent under the Amended Plan are expected to be satisfied by July 31, 2018.
Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries have made a C$19.0 million cash contribution to the Wabush Group pension plans and will contribute into the CCAA estate any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors.  The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolves those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.
The net financial impact of the Amended Plan has been recorded in our financial statements.
NOTE 17 - SHAREHOLDERS' DEFICIT
The following table reflects the changes in shareholders' deficit attributable to both us and the noncontrolling interests, primarily related to Tilden and Empire. We own 100% of both mines as of June 30, 2018 and 85% and 79% of each mine, respectively, as of June 30, 2017:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
December 31, 2017	$(444.3)	$0.2	$(444.1)
Adoption of accounting standard (REFER TO NOTE 2)	34.0	—	34.0
Comprehensive income
Net income	80.8	—	80.8
Other comprehensive income	16.8	—	16.8
Total comprehensive income	97.6	—	97.6
Stock and other incentive plans	6.4	—	6.4
Distributions to noncontrolling interest	—	(0.2)	(0.2)
June 30, 2018	$(306.3)	$—	$(306.3)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2016	$(1,464.3)	$133.8	$(1,330.5)
Comprehensive loss
Net income (loss)	3.7	(3.4)	0.3
Other comprehensive income (loss)	1.9	(4.6)	(2.7)
Total comprehensive income (loss)	5.6	(8.0)	(2.4)
Issuance of common shares	661.3	—	661.3
Stock and other incentive plans	8.3	—	8.3
Distributions to noncontrolling interest	—	(3.4)	(3.4)
June 30, 2017	$(789.1)	$122.4	$(666.7)

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ deficit:

	(In Millions)
	Changes in Pension and OPEB, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income before reclassifications	0.5	0.7	0.4	1.6
Net loss (gain) reclassified from accumulated other comprehensive loss	6.2	—	(0.1)	6.1
March 31, 2018	$(257.2)	$226.1	$(0.2)	$(31.3)
Other comprehensive income before reclassifications	0.2	2.2	0.2	2.6
Net loss reclassified from accumulated other comprehensive loss	6.5	—	—	6.5
June 30, 2018	$(250.5)	$228.3	$—	$(22.2)

	(In Millions)
	Changes in Pension and OPEB, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2016	$(260.6)	$239.3	$(21.3)
Other comprehensive income (loss) before reclassifications	3.3	(12.7)	(9.4)
Net loss reclassified from accumulated other comprehensive loss	6.4	—	6.4
March 31, 2017	$(250.9)	$226.6	$(24.3)
Other comprehensive loss before reclassifications	(0.1)	(1.5)	(1.6)
Net loss reclassified from accumulated other comprehensive loss	6.5	—	6.5
June 30, 2017	$(244.5)	$225.1	$(19.4)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ deficit:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of pension and OPEB liability:
Prior service credits	$(0.1)	$(0.1)	$(0.4)	$(0.2)	Other non-operating income
Net actuarial loss	6.6	6.6	13.1	13.1	Other non-operating income
	$6.5	$6.5	$12.7	$12.9	Net of taxes

Unrealized loss on derivative financial instruments:
Commodity contracts	$—	$—	$(0.1)	$—	Cost of goods sold and operating expenses
	$—	$—	$(0.1)	$—	Net of taxes

Total reclassifications for the period, net of tax	$6.5	$6.5	$12.6	$12.9
NOTE 18 - RELATED PARTIES
One of our four operating mines is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of such co-owned mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Our joint venture partners are often our customers. The following is a summary of the mine ownership of the co-owned iron ore mine at June 30, 2018:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenues from related parties	$409.4	$227.5	$471.4	$336.9
Total product revenues	$672.0	$417.0	$841.2	$664.3
Related party product revenue as a percent of total product revenue	60.9%	54.6%	56.0%	50.7%

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Balance Sheet Location	June 30, 2018	December 31, 2017
Amounts due from related parties	Accounts receivable, net	$83.2	$68.1
Customer supply agreement and provisional pricing agreements	Derivative assets	169.4	37.9
Amounts due to related parties	Partnership distribution payable	(44.2)	(44.2)
Amounts due to related parties	Other current liabilities	(3.6)	(12.3)
Amounts due to related parties	Other liabilities	(42.7)	(41.4)
Net amounts due from related parties		$162.1	$8.1
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement and the remaining two of which are due in August 2018 and August 2019. The remaining two outstanding installments are reflected in Partnership distribution payable and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2018.
A supply agreement with a customer provides for supplemental revenue or refunds to the customer based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings (loss) per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from Continuing Operations	$229.4	$83.8	$216.0	$5.3
Loss from Continuing Operations Attributable to Noncontrolling Interest	—	1.7	—	3.4
Net Income from Continuing Operations Attributable to Cliffs Shareholders	$229.4	$85.5	$216.0	$8.7
Loss from Discontinued Operations, net of tax	(64.3)	(53.7)	(135.2)	(5.0)
Net Income Attributable to Cliffs Shareholders	$165.1	$31.8	$80.8	$3.7
Weighted Average Number of Shares:
Basic	297.6	296.1	297.4	280.6
Employee Stock Plans	3.7	4.6	3.7	4.6
Diluted	301.3	300.7	301.1	285.2
Income (Loss) per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.77	$0.28	$0.73	$0.03
Discontinued operations	(0.22)	(0.18)	(0.46)	(0.01)
	$0.55	$0.10	$0.27	$0.02
Income (Loss) per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.76	$0.28	$0.72	$0.03
Discontinued operations	(0.21)	(0.18)	(0.45)	(0.02)
	$0.55	$0.10	$0.27	$0.01
NOTE 20 - COMMITMENTS AND CONTINGENCIES
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
Currently, we have recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following legal matter:
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. This suspension was ultimately lifted after FERC’s Order on Initial Decision of October 19, 2017, affirming in part and reversing in part certain aspects of the ALJ’s decision, and FERC’s order on February 28, 2018, directing that refunds and surcharges be effectuated over a ten-month period beginning on the date of the order. Our current estimate of the potential liability to the Empire and Tilden mines is $13.0 million in the aggregate, based on a schedule of anticipated surcharges (including interest) for the Escanaba, White Pine and Presque Isle SSRs from Empire and Tilden's electricity supplier.  During the six months ended June 30, 2018, Tilden and Empire made payments on invoiced surcharges totaling $2.2 million. Separate from these SSR compensation issues, Tilden and Empire, along with various Michigan-aligned parties, had filed petitions for review regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. Oral arguments on those issues were completed on April 6, 2018. We will continue to vigorously challenge the imposition of any retroactive SSR costs before the U.S. Court of Appeals for the D.C. Circuit. As of June 30, 2018, $10.8 million is included in our Statements of Unaudited Condensed Consolidated Financial Position as part of Accrued expenses for the remaining portion of this estimated liability.
Additionally, we previously recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following matter, in which a settlement was reached during the period ended June 30, 2018:
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
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business.  The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements.  Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value.  As of June 30, 2018, we had no amounts outstanding classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position in accordance with the Amended Plan, as defined and described below.  As of December 31, 2017, we had $51.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position.
The net proceeds from the sale of the assets of the Bloom Lake Group and the Wabush Group are currently being held by the Monitor.  Certain of these proceeds will be utilized to fund the accrued and remaining costs of the CCAA proceedings, and the remaining amounts will be available for distribution to the creditors of the Bloom Lake Group and the Wabush Group in accordance with the Amended Plan (as defined below).
During 2017, we became aware that it was probable the Monitor will assert a preference claim against us and/or certain of our affiliates.  We estimated a liability, which included the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position.  As described below, as of June 30, 2018, the estimated liability has been settled pursuant to the Amended Plan.
During March 2018, we entered into a restructuring term sheet with the Bloom Lake Group and the Wabush Group, which documents the proposed terms of a plan of compromise or arrangement in the CCAA proceedings to be sponsored by us as negotiated between us and the Monitor.  By order of the Québec Superior Court of Justice (Commercial Division) (the “Court”) dated April 20, 2018, the Bloom Lake Group and the Wabush Group were authorized to file a joint plan of compromise and arrangement dated April 16, 2018 (the “Original Plan”). Following discussions with various stakeholder groups, the Original Plan was amended by order of the Court dated May 18, 2018. The Bloom Lake Group and the Wabush Group were authorized to file the amended and restated joint plan of compromise and arrangement dated May 16, 2018 (as same may be further amended from time to time, the “Amended Plan”).  The Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018 (the “Sanction Order”). In addition, the Bloom Lake Group and the Wabush Group will bring a motion before the Court on July 30, 2018 seeking to make further amendments to the Amended Plan to address the manner in which certain distributions under the Amended Plan will be effected.

There are certain conditions precedent to the implementation of the Amended Plan that must be satisfied on or before July 31, 2018, subject to any extension of such date as agreed between the Monitor, the Bloom Lake Group, the Wabush Group and us. Subject to the proposed amendments to the Amended Plan described above and the finalization of certain required arrangements with applicable taxing authorities, the conditions precedent under the Amended Plan are expected to be satisfied by July 31, 2018.
Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries have made a C$19.0 million cash contribution to the Wabush Group pension plans and will contribute into the CCAA estate any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors.  The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolves those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.
The net financial impact of the Amended Plan has been recorded in our financial statements.
NOTE 21 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial issuance.

NOTE 22 - SUPPLEMENTARY GUARANTOR INFORMATION
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
The following presents the unaudited condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of June 30, 2018 and December 31, 2017. The unaudited condensed consolidating financial information is presented as if the Guarantor structure at June 30, 2018 existed for all periods presented. As a result, the Guarantor subsidiaries within the unaudited condensed consolidating financial information as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 include results of subsidiaries that were previously less than wholly-owned and were historically non-guarantors until 100% ownership was obtained.
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
(b) upon designation of any Guarantor subsidiary as an “excluded subsidiary” (as defined in the Indenture); or
(c) upon defeasance or satisfaction and discharge of the Indenture.
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

Unaudited Condensed Consolidating Statement of Financial Position
As of June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$798.4	$1.6	$2.5	$—	$802.5
Accounts receivable, net	8.0	148.2	0.1	(3.7)	152.6
Inventories	—	256.4	—	—	256.4
Supplies and other inventories	—	88.6	—	—	88.6
Derivative assets	0.1	174.6	—	—	174.7
Current assets of discontinued operations	—	—	45.3	—	45.3
Other current assets	15.9	7.7	3.2	—	26.8
TOTAL CURRENT ASSETS	822.4	677.1	51.1	(3.7)	1,546.9
PROPERTY, PLANT AND EQUIPMENT, NET	15.5	966.2	99.6	—	1,081.3
OTHER ASSETS
Deposits for property, plant and equipment	—	3.8	81.9	—	85.7
Income tax receivable	219.9	—	—	—	219.9
Investment in subsidiaries	1,299.9	32.8	—	(1,332.7)	—
Long-term intercompany notes	—	—	227.4	(227.4)	—
Other non-current assets	8.7	107.3	1.7	—	117.7
TOTAL OTHER ASSETS	1,528.5	143.9	311.0	(1,560.1)	423.3
TOTAL ASSETS	$2,366.4	$1,787.2	$461.7	$(1,563.8)	$3,051.5
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5.2	$88.8	$28.7	$(3.7)	$119.0
Accrued expenses	13.6	71.0	0.5	—	85.1
Accrued interest	43.1	—	—	—	43.1
Partnership distribution payable	—	44.2	—	—	44.2
Current liabilities of discontinued operations	—	—	117.3	—	117.3
Other current liabilities	1.8	62.7	1.7	—	66.2
TOTAL CURRENT LIABILITIES	63.7	266.7	148.2	(3.7)	474.9
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	65.9	428.4	(249.3)	—	245.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	145.3	27.0	—	172.3
LONG-TERM DEBT	2,297.0	—	—	—	2,297.0
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	10.3	—	10.3
LONG-TERM INTERCOMPANY NOTES	227.4	—	—	(227.4)	—
OTHER LIABILITIES	18.7	139.0	0.6	—	158.3
TOTAL LIABILITIES	2,672.7	979.4	(63.2)	(231.1)	3,357.8
EQUITY
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(306.3)	807.8	524.9	(1,332.7)	(306.3)
TOTAL DEFICIT	(306.3)	807.8	524.9	(1,332.7)	(306.3)
TOTAL LIABILITIES AND DEFICIT	$2,366.4	$1,787.2	$461.7	$(1,563.8)	$3,051.5

Unaudited Condensed Consolidating Statement of Financial Position
As of December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$948.9	$2.1	$27.3	$—	$978.3
Accounts receivable, net	4.5	102.9	—	(0.7)	106.7
Inventories	—	138.4	—	—	138.4
Supplies and other inventories	—	88.8	—	—	88.8
Derivative assets	—	37.9	—	—	37.9
Current assets of discontinued operations	—	—	118.5	—	118.5
Loans to and accounts receivable from the Canadian Entities	44.7	6.9	—	—	51.6
Other current assets	16.4	7.5	0.5	—	24.4
TOTAL CURRENT ASSETS	1,014.5	384.5	146.3	(0.7)	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	17.5	959.0	57.3	—	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	—	1.3	16.5	—	17.8
Income tax receivable	235.3	—	—	—	235.3
Non-current assets of discontinued operations	—	—	20.3	—	20.3
Investment in subsidiaries	1,024.3	29.9	—	(1,054.2)	—
Long-term intercompany notes	—	—	242.0	(242.0)	—
Other non-current assets	7.8	91.7	2.1	—	101.6
TOTAL OTHER ASSETS	1,267.4	122.9	280.9	(1,296.2)	375.0
TOTAL ASSETS	$2,299.4	$1,466.4	$484.5	$(1,296.9)	$2,953.4
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7.1	$89.7	$3.4	$(0.7)	$99.5
Accrued expenses	19.0	59.9	0.2	—	79.1
Accrued interest	31.4	—	—	—	31.4
Contingent claims	55.6	—	—	—	55.6
Partnership distribution payable	—	44.2	—	—	44.2
Current liabilities of discontinued operations	—	—	75.0	—	75.0
Other current liabilities	2.1	63.5	1.8	—	67.4
TOTAL CURRENT LIABILITIES	115.2	257.3	80.4	(0.7)	452.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	66.4	430.6	(239.3)	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	140.6	27.1	—	167.7
LONG-TERM DEBT	2,304.2	—	—	—	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	52.2	—	52.2
LONG-TERM INTERCOMPANY NOTES	242.0	—	—	(242.0)	—
OTHER LIABILITIES	15.7	147.2	0.6	—	163.5
TOTAL LIABILITIES	2,743.5	975.7	(79.0)	(242.7)	3,397.5
EQUITY
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(444.1)	490.7	563.3	(1,054.2)	(444.3)
NONCONTROLLING INTEREST	—	—	0.2	—	0.2
TOTAL DEFICIT	(444.1)	490.7	563.5	(1,054.2)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$2,299.4	$1,466.4	$484.5	$(1,296.9)	$2,953.4

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$672.0	$—	$—	$672.0
Freight and venture partners' cost reimbursements	—	42.3	—	—	42.3
	—	714.3	—	—	714.3
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(429.8)	—	—	(429.8)
SALES MARGIN	—	284.5	—	—	284.5
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(19.7)	(5.4)	(1.1)	—	(26.2)
Miscellaneous – net	(0.2)	(3.6)	(0.3)	—	(4.1)
	(19.9)	(9.0)	(1.4)	—	(30.3)
OPERATING INCOME (LOSS)	(19.9)	275.5	(1.4)	—	254.2
OTHER INCOME (EXPENSE)
Interest expense, net	(30.8)	(0.6)	0.2	—	(31.2)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other non-operating income (expense)	(0.8)	0.2	5.0	—	4.4
	(31.4)	(0.4)	5.2	—	(26.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51.3)	275.1	3.8	—	227.6
INCOME TAX BENEFIT (EXPENSE)	2.1	(0.1)	(0.2)	—	1.8
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	210.4	4.6	—	(215.0)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	161.2	279.6	3.6	(215.0)	229.4
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	3.9	(0.3)	(67.9)	—	(64.3)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$165.1	$279.3	$(64.3)	$(215.0)	$165.1
OTHER COMPREHENSIVE INCOME	9.1	6.0	2.2	(8.2)	9.1
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.2	$285.3	$(62.1)	$(223.2)	$174.2

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$417.0	$—	$—	$417.0
Freight and venture partners' cost reimbursements	—	54.3	—	—	54.3
	—	471.3	—	—	471.3
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(326.6)	—	—	(326.6)
SALES MARGIN	—	144.7	—	—	144.7
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(19.7)	(5.7)	(1.2)	—	(26.6)
Miscellaneous – net	(0.8)	(3.7)	1.6	—	(2.9)
	(20.5)	(9.4)	0.4	—	(29.5)
OPERATING INCOME (LOSS)	(20.5)	135.3	0.4	—	115.2
OTHER INCOME (EXPENSE)
Interest expense, net	(30.4)	—	0.3	—	(30.1)
Loss on extinguishment of debt	(4.9)	—	—	—	(4.9)
Other non-operating income (expense)	(1.0)	(0.8)	4.3	—	2.5
	(36.3)	(0.8)	4.6	—	(32.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(56.8)	134.5	5.0	—	82.7
INCOME TAX BENEFIT (EXPENSE)	8.0	0.8	(7.7)	—	1.1
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	129.6	3.4	—	(133.0)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	80.8	138.7	(2.7)	(133.0)	83.8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(49.0)	0.7	(5.4)	—	(53.7)
NET INCOME (LOSS)	31.8	139.4	(8.1)	(133.0)	30.1
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	1.7	—	—	1.7
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$31.8	$141.1	$(8.1)	$(133.0)	$31.8
OTHER COMPREHENSIVE INCOME (LOSS)	5.0	5.7	(1.5)	(4.3)	4.9
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$36.8	$146.8	$(9.6)	$(137.3)	$36.7

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income
For the Six Months Ended June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$841.2	$—	$—	$841.2
Freight and venture partners' cost reimbursements	—	53.1	—	—	53.1
	—	894.3	—	—	894.3
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(548.3)	—	—	(548.3)
SALES MARGIN	—	346.0	—	—	346.0
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(39.8)	(9.7)	(1.8)	—	(51.3)
Miscellaneous – net	(0.4)	(8.9)	(0.9)	—	(10.2)
	(40.2)	(18.6)	(2.7)	—	(61.5)
OPERATING INCOME	(40.2)	327.4	(2.7)	—	284.5
OTHER INCOME (EXPENSE)
Interest expense, net	(62.7)	(1.4)	0.5	—	(63.6)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other non-operating income (expense)	(1.7)	0.7	9.8	—	8.8
	(64.2)	(0.7)	10.3	—	(54.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(104.4)	326.7	7.6	—	229.9
INCOME TAX EXPENSE	(13.5)	(0.2)	(0.2)	—	(13.9)
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	194.7	9.1	—	(203.8)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	76.8	335.6	7.4	(203.8)	216.0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	4.0	(0.1)	(139.1)	—	(135.2)
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$80.8	$335.5	$(131.7)	$(203.8)	$80.8
OTHER COMPREHENSIVE INCOME	16.8	11.9	3.0	(14.9)	16.8
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$97.6	$347.4	$(128.7)	$(218.7)	$97.6

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$664.3	$—	$—	$664.3
Freight and venture partners' cost reimbursements	—	93.2	—	—	93.2
	—	757.5	—	—	757.5
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(563.8)	—	—	(563.8)
SALES MARGIN	—	193.7	—	—	193.7
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(39.2)	(10.1)	(2.4)	—	(51.7)
Miscellaneous – net	(0.9)	(9.2)	16.7	—	6.6
	(40.1)	(19.3)	14.3	—	(45.1)
OPERATING INCOME	(40.1)	174.4	14.3	—	148.6
OTHER INCOME (EXPENSE)
Interest expense, net	(72.0)	—	0.5	—	(71.5)
Loss on extinguishment of debt	(76.8)	—	—	—	(76.8)
Other non-operating income (expense)	(2.0)	(1.6)	8.6	—	5.0
	(150.8)	(1.6)	9.1	—	(143.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(190.9)	172.8	23.4	—	5.3
INCOME TAX BENEFIT (EXPENSE)	0.2	—	(0.2)	—	—
EQUITY IN INCOME OF SUBSIDIARIES	243.0	6.6	—	(249.6)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	52.3	179.4	23.2	(249.6)	5.3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(48.6)	0.9	42.7	—	(5.0)
NET INCOME (LOSS)	3.7	180.3	65.9	(249.6)	0.3
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	3.4	—	—	3.4
NET INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$3.7	$183.7	$65.9	$(249.6)	$3.7
OTHER COMPREHENSIVE INCOME (LOSS)	2.0	16.5	(19.3)	2.7	1.9
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$5.7	$200.2	$46.6	$(246.9)	$5.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(82.1)	$86.8	$(54.0)	$—	$(49.3)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(0.3)	(24.9)	(16.9)	—	(42.1)
Deposits for property, plant and equipment	—	(3.6)	(68.7)	—	(72.3)
Intercompany investing	(35.2)	(5.5)	14.6	26.1	—
Proceeds on sale of assets	—	0.4	14.2	—	14.6
Net cash used by investing activities	(35.5)	(33.6)	(56.8)	26.1	(99.8)
FINANCING ACTIVITIES
Debt issuance costs	(1.5)	—	—	—	(1.5)
Repurchase of debt	(15.3)	—	—	—	(15.3)
Intercompany financing	(14.6)	(52.7)	93.4	(26.1)	—
Other financing activities	(1.5)	(1.0)	(6.4)	—	(8.9)
Net cash used by financing activities	(32.9)	(53.7)	87.0	(26.1)	(25.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.0)	—	(1.0)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(150.5)	(0.5)	(24.8)	—	(175.8)
LESS: INCREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	—	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(150.5)	(0.5)	(24.8)	—	(175.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	948.9	2.1	27.3	—	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$798.4	$1.6	$2.5	$—	$802.5

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(128.8)	$106.3	$90.3	$—	$67.8
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(0.8)	(42.7)	(0.8)	—	(44.3)
Deposits for property, plant and equipment	—	(5.1)	—	—	(5.1)
Intercompany investing	43.5	(1.1)	(45.0)	2.6	—
Proceeds on sales of assets	—	1.1	—	—	1.1
Net cash provided (used) by investing activities	42.7	(47.8)	(45.8)	2.6	(48.3)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	661.3	—	—	—	661.3
Proceeds from issuance of debt	500.0	—	—	—	500.0
Debt issuance costs	(8.5)	—	—	—	(8.5)
Repurchase of debt	(1,154.0)	—	—	—	(1,154.0)
Distributions of partnership equity	—	(8.7)	—	—	(8.7)
Intercompany financing	45.0	(44.3)	1.9	(2.6)	—
Other financing activities	(0.6)	(5.0)	(8.3)	—	(13.9)
Net cash used by financing activities	43.2	(58.0)	(6.4)	(2.6)	(23.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2.4	—	2.4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(42.9)	0.5	40.5	—	(1.9)
LESS: INCREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	40.5	—	40.5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42.9)	0.5	—	—	(42.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283.4	2.5	26.9	—	312.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240.5	$3.0	$26.9	$—	$270.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first five months of 2018, the U.S. produced approximately 35 million metric tons of crude steel, a 3% increase compared to the same period in 2017, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 76% in the first five months of 2018, compared to 74% during the same period in 2017. Additionally, in the first five months of 2018, China produced approximately 370 million metric tons of crude steel, or about 51% of total global crude steel production. These figures represent an approximate 5% increase in Chinese crude steel production when compared to the same period in 2017. Through the first five months of 2018, global crude steel production increased about 4% compared to the same period in 2017.
The Platts 62% Price decreased 6% to an average price of $70 per metric ton for the six months ended June 30, 2018, compared to the same period in 2017. Volatility in the iron ore price impacts our revenue rates, but the price of the commodity and our realized rate are not fully correlated. Pricing mechanisms in our contracts reference this metric, but our prices are somewhat protected from the volatility given that it is just one of many of the inputs used in contract pricing formulas. We recognize the volatility of iron ore supply-demand dynamics and that changes in behaviors of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term.
The Atlantic Basin pellet premium, another important pricing factor in our contracts, averaged $58 per metric ton for the first six months of 2018, a 29% increase compared to the same period in 2017. We believe this market will remain tight during 2018, especially in light of the scarcity of iron ore pellets in the international market as well as the length of time and expense involved in bringing new capacity online. We believe this scarcity will support these multi-year high premiums for pellet products.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in a customer's supply agreement, averaged $820 per net ton for the first six months of 2018, 32% higher than the same period last year. The price of steel was impacted positively in the first half of 2018 by healthy U.S. manufacturing activity and inflation on major steel input costs, and the U.S. government's implementation of a 25% tariff on steel imports from most of its major trade counterparts. Because the United States is the largest importer of steel in the world, we believe these tariffs should not only alleviate some national security concerns, but also keep the prices for domestic hot-rolled coil steel elevated above historical averages for as long as they remain in place. As such, we remain positive on our outlook for the domestic steel market.
For the three and six months ended June 30, 2018, our consolidated revenues were $714.3 million and $894.3 million, respectively, with net income from continuing operations per diluted share of $0.76 and $0.72, respectively. For the three and six months ended June 30, 2017 our consolidated revenues were $471.3 million and $757.5 million, respectively, with net income from continuing operations per diluted share of $0.28 and $0.03, respectively.
Second Quarter 2018 Recent Developments
In Australia, during June 2018, we completed a sale of the mobile equipment to a third party and entered into a definitive agreement for the sale of substantially all of the remaining assets of our Asia Pacific Iron Ore business to Mineral Resources Limited, which sale has not been completed as of the date of this report due to the pendency of certain closing conditions. As a result of the transaction with Mineral Resources Limited, our previously disclosed costs of closing the Australian operations are expected to be reduced by approximately $65-75 million based on Mineral Resources assuming certain obligations and through reaching negotiated settlements with other third parties.
The Amended and Restated Plan of Compromise or Arrangement negotiated by us with the Monitor in the Bloom Lake Group and Wabush Group CCAA proceedings was approved by the required majority of each unsecured creditor class and was then upheld by the Court during a sanction hearing on June 29, 2018. There are certain conditions precedent to implementation of the Amended Plan that must be satisfied on or before July 31, 2018, subject to any extension of such date as agreed between the Monitor, the Bloom Lake Group, the Wabush Group and us. Subject to the proposed amendments to the Amended Plan described above and the finalization of certain required arrangements with applicable taxing authorities, the conditions precedent under the Amended Plan are expected to be satisfied by July 31, 2018. Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries have made a C$19.0 million cash contribution to the Wabush Group pension plans and will contribute into the CCAA estate any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group for distribution to other creditors. The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolves those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.

Results of Operations
The following is a summary of U.S. Iron Ore results for the three months ended June 30, 2018 and 2017:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2018	2017
Revenues from product sales and services	$714.3	$471.3	$94.5	$160.6	$—	$(12.1)	$243.0
Cost of goods sold and operating expenses	(429.8)	(326.6)	(11.9)	(104.1)	0.7	12.1	(103.2)
Sales margin	$284.5	$144.7	$82.6	$56.5	$0.7	$—	$139.8

	Three Months Ended June 30,
Per Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$112.60	$96.75	$15.85	16.4%
Cash cost of goods sold and operating expense rate[1,2]	62.32	59.30	3.02	5.1%
Depreciation, depletion & amortization	2.61	3.87	(1.26)	(32.6)%
Total cost of goods sold and operating expenses rate	64.93	63.17	1.76	2.8%
Sales margin	$47.67	$33.58	$14.09	42.0%

Sales tons[3] (In thousands)	5,968	4,310
Production tons[3] (In thousands)
Total	6,970	6,491
Cliffs’ share of total	5,512	4,691

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin was $284.5 million for the three months ended June 30, 2018, compared with $144.7 million for the three months ended June 30, 2017. Sales margin per long ton increased 42.0% to $47.67 during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
Revenue increased by $255.1 million during the three months ended June 30, 2018, compared to the prior-year period, excluding the freight and reimbursements decrease of $12.1 million, driven by:

•	Higher sales volume of 1.7 million long tons, which resulted in increased revenue of $161 million. This is predominantly due to:

◦
The adoption of Topic 606 resulted in an increase of 0.9 million long tons during the three months ended June 30, 2018 by adding a third shipping month as a result of the timing of sales recognition compared to the prior-year period, which, under the previous accounting guidance, had two shipping months; and

◦
Increased demand from two customers resulting in two additional contracts that started during the current year, providing additional sales volume of 0.6 million long tons, compared to the prior-year period.

•
An increase in the average year-to-date realized product revenue rate of $16 per long ton or 16.4% during the three months ended June 30, 2018, compared to the same period in the previous year, which resulted in an increase of $95 million. This is predominantly due to:

◦
An increase in the estimated average annual daily market price for hot-rolled coil steel positively affected the realized revenue rate for current-year sales. Additionally, the increase in the estimated average annual daily market price for hot-rolled coil steel positively impacted supplemental revenue associated with prior-year period sales tons that will be consumed during 2018 and ultimately priced at the final full-year 2018 rate. These increases affected the realized revenue rate by $15 per long ton or $90 million during the second quarter of 2018; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $6 per long ton or $37 million.

◦
These increases were offset partially by a lower full-year estimated Platts 62% Price as of June 30, 2018, compared to the prior full-year estimated Platts 62% Price, which negatively affected the realized revenue rate by $4 per long ton or $23 million; and

◦	Higher index freight rates, a component in some of our contract pricing formulas, which negatively affected the realized revenue rate by $2 per long ton or $13 million.
Cost of goods sold and operating expenses increased $115.3 million during the three months ended June 30, 2018, excluding the freight and reimbursements decrease of $12.1 million, compared to the same period in 2017. This was predominantly as a result of an increase in sales volumes as discussed above, which resulted in increased costs of $104 million period-over-period.
Production
Our share of production increased by 17.5% for the three months ended June 30, 2018 when compared to the same period in 2017. The increase in production volume primarily is attributable to incremental tonnage of 0.4 million long tons due to lower production during the prior-year comparable period at the Northshore mine as a result of the timing of scheduled annual maintenance shut-downs and 0.3 million long tons as a result of the increase in ownership of the Tilden mine to 100% in the third quarter of 2017.

The following is a summary of U.S. Iron Ore results for the six months ended June 30, 2018 and 2017:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2018	2017
Revenues from product sales and services	$894.3	$757.5	$163.4	$13.5	$—	$(40.1)	$136.8
Cost of goods sold and operating expenses	(548.3)	(563.8)	(15.8)	(9.5)	0.7	40.1	15.5
Sales margin	$346.0	$193.7	$147.6	$4.0	$0.7	$—	$152.3

	Six Months Ended June 30,
Per Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$110.99	$89.43	$21.56	24.1%
Cash cost of goods sold and operating expense rate[1,2]	61.20	58.90	2.30	3.9%
Depreciation, depletion & amortization	4.14	4.46	(0.32)	(7.2)%
Total cost of goods sold and operating expenses rate	65.34	63.36	1.98	3.1%
Sales margin	$45.65	$26.07	$19.58	75.1%

Sales tons[3] (In thousands)	7,579	7,428
Production tons[3] (In thousands)
Total	12,860	12,305
Cliffs’ share of total	10,012	8,968

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
[3] Tons are long tons.
Sales margin was $346.0 million for the six months ended June 30, 2018, compared with $193.7 million for the six months ended June 30, 2017. Sales margin per long ton increased 75.1% to $45.65 in the first six months of 2018 compared to the first six months of 2017.
Revenue increased by $176.9 million during the six months ended June 30, 2018, compared to the prior-year period, excluding the freight and reimbursements decrease of $40.1 million, driven by:

•
An increase in the average year-to-date realized product revenue rate of $22 per long ton or 24.1% during the six months ended June 30, 2018, compared to the same period in the previous year, which resulted in an increase of $163 million. This is predominantly due to:

◦
An increase in the estimated average annual daily market price for hot-rolled coil steel, which positively affected the realized revenue rate for current-year sales. Additionally, the increase in the estimated average annual daily market price for hot-rolled coil steel positively impacted supplemental revenue associated with prior-period sales tons that will be consumed during 2018 and ultimately priced at the final full-year 2018 rate. These increases affected the realized revenue rate by $15 per long ton or $114 million during the first six months of 2018; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $6 per long ton or $42 million; and

◦	Changes in customer and contract mix, which positively affected the realized revenue rate by $5 per long ton or $37 million.

◦
These increases were offset partially by a lower full-year estimated Platts 62% Price as of June 30, 2018, compared to the prior full-year estimated Platts 62% Price, which negatively affected the realized revenue rate by $3 per long ton or $20 million; and

◦	An increase in index freight rates, a component in some of our contract pricing formulas, which negatively affected the realized revenue rate by $2 per long ton or $17 million.
Cost of goods sold and operating expenses increased $24.6 million during the six months ended June 30, 2018, excluding the freight and reimbursements decrease of $40.1 million, compared to the same period in 2017, predominately as a result of:

•
Unfavorable change in the full-year standard cost driven by higher spending on repairs, maintenance and supply and commodity usage of $10 million or $1 per long ton, higher employment-related and profit sharing of $8 million or $1 per long ton and increased royalties of $7 million or $1 per long ton;

•	These increases were offset partially by a favorable impact to the full-year standard cost as a result of an expected LIFO layer liquidation of $9 million or $1 per long ton; and

•	An increase in sales volume of 0.2 million long tons, which resulted in increased costs of $10 million period-over-period.
Production
Our share of production increased by 11.6% for the six months ended June 30, 2018 when compared to the same period in 2017. The increase in production volume primarily is attributable to incremental tonnage of 0.6 million long tons as a result of the increase in ownership of the Tilden mine to 100% in the third quarter of 2017, and incremental tonnage of 0.4 million long tons due to lower production during the prior-year comparable period at the Northshore mine as a result of the timing of scheduled annual maintenance shut-downs.
Other Operating Income (Expense)
The following is a summary of Other operating income (expense):

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance Favorable/ (Unfavorable)	2018	2017	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(26.2)	$(26.6)	$0.4	$(51.3)	$(51.7)	$0.4
Miscellaneous – net	(4.1)	(2.9)	(1.2)	(10.2)	6.6	(16.8)
	$(30.3)	$(29.5)	$(0.8)	$(61.5)	$(45.1)	$(16.4)
The following is a summary of Miscellaneous – net:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance Favorable/ (Unfavorable)	2018	2017	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(0.1)	$0.5	$(0.6)	$(0.5)	$15.3	$(15.8)
Empire idle costs	(4.7)	(5.7)	1.0	(9.6)	(12.5)	2.9
Other	0.7	2.3	(1.6)	(0.1)	3.8	(3.9)
	$(4.1)	$(2.9)	$(1.2)	$(10.2)	$6.6	$(16.8)

Miscellaneous – net for the three and six months ended June 30, 2018, had an unfavorable variance of $1.2 million and $16.8 million, respectively, from the comparable periods in 2017. For the six months ended June 30, 2018, there was an incrementally unfavorable impact of $15.8 million due to a change in foreign exchange remeasurement of intercompany loans.
Other Income (Expense)
The following is a summary of Other income (expense):

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance Favorable/ (Unfavorable)	2018	2017	Variance Favorable/ (Unfavorable)
Interest expense, net	$(31.2)	$(30.1)	$(1.1)	$(63.6)	$(71.5)	$7.9
Gain (loss) on extinguishment of debt	0.2	(4.9)	5.1	0.2	(76.8)	77.0
Other non-operating income	4.4	2.5	1.9	8.8	5.0	3.8
	$(26.6)	$(32.5)	$5.9	$(54.6)	$(143.3)	$88.7
Interest expense, net for the three months ended June 30, 2018 had a unfavorable variance of $1.1 million versus the comparable prior-year period, predominantly as a result of the issuance of 5.75% 2025 Senior Notes, 4.875% 2024 Senior Notes and 1.50% 2025 Convertible Senior Notes in the second half of 2017. The increase in Interest expense, net was partially offset by the redemption in full of all of our outstanding First Lien Notes in the second half of 2017 and an incrementally favorable variance of $3.1 million attributable to interest income from our commercial paper and certificates of deposit.
Interest expense, net for the six months ended June 30, 2018 had a favorable variance of $7.9 million versus the comparable prior-year periods, predominantly as a result of the debt restructuring activities that occurred throughout 2017, including the redemption in full of all of our outstanding First Lien Notes and Second Lien Notes. In addition, there was a $5.3 million incrementally favorable variance attributable to interest income from our commercial paper and certificates of deposit. These favorable variances were offset partially by an increase in expense from the issuance of our 5.75% 2025 Senior Notes, 4.875% 2024 Senior Notes and 1.50% 2025 Convertible Senior Notes in the second half of 2017.
The loss on extinguishment of debt of $4.9 million and $76.8 million for the three and six months ended June 30, 2017, respectively, primarily related to the repurchase of certain of our senior notes and First Lien Notes and the redemption in full of all of our outstanding 1.5 Lien Notes and Second Lien Notes.
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

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Income tax benefit (expense)	$1.8	$1.1	$0.7	$(13.9)	$—	$(13.9)
Effective tax rate	(0.8)%	(1.3)%	0.5%	6.0%	(0.6)%	6.6%
Our tax provision for the three months ended June 30, 2018 was a benefit of $1.8 million and a negative 0.8% effective tax rate compared with a benefit of $1.1 million and a negative 1.3% effective tax rate for the comparable prior-year period. Our tax provision for the six months ended June 30, 2018 was an expense of $13.9 million and a 6.0% effective tax rate compared with a zero provision and a negative 0.6% effective tax rate for the comparable prior-year period. The difference in the effective rate and income tax expense from the comparable prior-year periods is primarily related to discrete items recorded in each period.
For the three and six months ended June 30, 2018, we recorded discrete items that resulted in an income tax benefit of $2.0 million and an expense of $13.7 million, respectively. The $2.0 million benefit relates to the reversal of a reserve for uncertain tax positions due to a lapse in the statute of limitations. The $13.7 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. The $14.5 million current year expense is a reduction of an asset and will not result in a cash tax outlay. For the three and six months ended June 30, 2017, we recorded discrete items that resulted in an expense of $0.3 million and an expense of $0.2 million, respectively.
Our 2018 estimated annual effective tax rate before discrete items is 0.1%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year.
Loss from Discontinued Operations, net of tax
During the three and six months ended June 30, 2018, we recorded a Loss from Discontinued Operations, net of tax of $64.3 million and $135.2 million, respectively, primarily due to the exit from our Asia Pacific Iron Ore operations. Net loss attributable to Asia Pacific Iron Ore was $53.3 million and $124.7 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, we recorded a Loss from Discontinued Operations, net of tax of $53.7 million and $5.0 million, respectively, primarily due to the recording of Contingent claims related to the Canadian Entities. The loss from discontinued operations for the six months ended June 30, 2017 was substantially offset by income from our Asia Pacific Iron Ore operations of $41.0 million. Refer to NOTE 16 - DISCONTINUED OPERATIONS for additional information.
EBITDA and Adjusted EBITDA
We evaluate performance based on EBITDA and Adjusted EBITDA. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$165.1	$30.1	$80.8	$0.3
Less:
Interest expense, net	(32.3)	(31.4)	(65.8)	(74.2)
Income tax benefit (expense)	1.8	(2.6)	(13.9)	(0.8)
Depreciation, depletion and amortization	(25.5)	(21.6)	(49.4)	(44.8)
EBITDA	$221.1	$85.7	$209.9	$120.1
Less:
Impact of discontinued operations	$(54.7)	$(45.4)	$(117.8)	$6.5
Foreign exchange remeasurement	(0.1)	0.5	(0.5)	15.3
Gain (loss) on extinguishment of debt	0.2	(4.9)	0.2	(76.8)
Adjusted EBITDA	$275.7	$135.5	$328.0	$175.1

EBITDA
U.S. Iron Ore	$296.0	$155.0	$368.5	$212.9
Corporate and Other	(74.9)	(69.3)	(158.6)	(92.8)
Total EBITDA	$221.1	$85.7	$209.9	$120.1

Adjusted EBITDA:
U.S. Iron Ore	$301.3	$161.5	$378.4	$225.6
Corporate and Other	(25.6)	(26.0)	(50.4)	(50.5)
Total Adjusted EBITDA	$275.7	$135.5	$328.0	$175.1
EBITDA increased $135.4 million and $89.8 million for the three and six months ended June 30, 2018, respectively, on a consolidated basis from the comparable periods in 2017. The favorable variance in EBITDA for the three months ended June 30, 2018 was driven primarily by an increase in sales margin of $139.8 million compared to the prior-year period. The favorable variance in EBITDA for the six months ended June 30, 2018 was driven primarily by an increase in sales margin of $152.3 million compared to the prior-year period, offset partially by an unfavorable impact from discontinued operations of $117.8 million for the six months ended June 30, 2018.
Adjusted EBITDA increased $140.2 million and $152.9 million for the three and six months ended June 30, 2018, respectively, from the comparable period in 2017. The favorable variance in Adjusted EBITDA for the three and six months ended June 30, 2018 was driven by an increase in sales margin of $139.8 million and $152.3 million, respectively, compared to the prior-year periods.
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

During the first six months of 2018, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. We have remained focused on protecting our core U.S. Iron Ore business based on our plan to allocate capital to both sustaining our existing operations and our two major capital projects: the HBI plant in Toledo, Ohio and the upgrade to the Northshore plant to replace up to 3.5 million long tons of blast furnace pellet production with DR-grade pellet production. Additionally, we have employed a strategy to mitigate our costs as we exit the Asia Pacific Iron Ore operations, including the completion of a sale of substantially all mobile equipment as well as entering into a definitive agreement to sell substantially all remaining assets of the operations.
Based on our outlook for the next 12 months, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations, including closure costs associated with our Asia Pacific Iron Ore operations and costs to service our debt obligations.
We estimate total future cash outflows of approximately $70 to $80 million will be incurred associated with the exit from Asia Pacific Iron Ore, inclusive of the benefit of the pending Mineral Resources Limited sale. We expect that the majority of these cash outflows will be incurred in the next six months.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the six months ended June 30, 2018 and 2017 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $49.3 million and net cash provided by operating activities was $67.8 million for the six months ended June 30, 2018 and 2017, respectively. The incremental increase in cash used by operating activities in the first six months of 2018 was primarily due to the increase in derivative assets on sales that have not yet been collected and other working capital changes.
Our U.S. cash and cash equivalents balance at June 30, 2018 was $801.1 million, or approximately 99.8% of our consolidated total cash and cash equivalents balance of $802.5 million. Additionally, we have a cash balance at June 30, 2018 of $29.4 million classified as part of Current assets of discontinued operations in the Statements of Unaudited Condensed Consolidated Financial Position, which will be utilized to support our exit from Australia.
Investing Activities
Net cash used by investing activities was $99.8 million for the six months ended June 30, 2018, compared with $48.3 million for the comparable period in 2017. We spent approximately $24 million and $49 million on expenditures related to sustaining capital during the six months ended June 30, 2018 and 2017, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health. Additionally, during the first six months of 2018, we had cash outflows, including deposits, of approximately $80 million on development of the HBI production plant in Toledo, Ohio.
We anticipate total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during the next twelve months to be approximately $460 million. Included within this estimate is approximately $110 million for sustaining capital, $270 million related to development of the HBI production plant in Toledo, Ohio and $80 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, we expect to spend approximately $700 million on the HBI production plant and $90 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.
Financing Activities
Net cash used by financing activities in the first six months of 2018 was $25.7 million, compared to $23.8 million for the comparable period in 2017. Uses of cash for financing activities during the first six months of 2018 included cash payments totaling $15.3 million to purchase $15.5 million aggregate principal amount of our outstanding senior notes and repayments of lease liabilities of $7.6 million.
Uses of cash for financing activities during the first six months of 2017 included the redemption of various tranches of secured and unsecured debt. We redeemed in full all of our outstanding 8.00% 1.5 Lien Notes due 2020 and 7.75%

Second Lien Notes due 2020 and purchased certain other outstanding senior notes through tender offers and redemptions. The total aggregate principal amount of debt redeemed and purchased, including premiums, during the first six months of 2017 was $1.154 billion. To fund the redemptions mentioned above, we utilized cash provided by financing activities during the first six months of 2017, which included a common share offering, generating net proceeds of $661.3 million, and the issuance of $500.0 million aggregate principal amount of 5.75% Senior Notes due 2025, which provided further net proceeds of approximately $491.5 million.
Capital Resources
The following represents a summary of key liquidity measures:

	(In Millions)
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$802.5	$978.3
Cash and cash equivalents included within current assets of discontinued operations	29.4	29.4
Total cash and cash equivalents	$831.9	$1,007.7

Available borrowing base on ABL Facility[1]	$400.3	$273.2
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(39.5)	(46.5)
Borrowing capacity available	$360.8	$226.7

[1] The ABL Facility had a maximum borrowing base of $450 million and $550 million at June 30, 2018 and December 31, 2017, respectively, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $831.9 million as of June 30, 2018, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us $1,192.7 million in liquidity entering the third quarter of 2018, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2018, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of a single product, iron ore pellets, in the North American market. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore and hot-rolled coil steel. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply. The other important metric in our price realizations in the U.S. is the price for hot-rolled coil steel, which can fluctuate due to similar factors.
Customer Supply Agreement
A supply agreement with a customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. At June 30, 2018, we had derivative assets of $169.4 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the June 30, 2018 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $26 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Provisional Pricing Arrangements
Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At June 30, 2018, we had derivative assets and liabilities of $5.2 million and $3.0 million, respectively, reflected as part of our revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the June 30, 2018 estimated price recorded would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $17 million.
We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our operations consumed 9.2 million MMBtu’s of natural gas at an average delivered price of $3.43 per MMBtu during the first half of 2018. Additionally, our operations consumed 11.5 million gallons of diesel fuel at an average delivered price of $2.30 per gallon during the first half of 2018.
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
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A full-year hedging program was implemented during the fourth quarter of 2017 in order to manage the price risk of natural gas at our U.S. Iron Ore mines. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. In the near term, a 10% change in the remaining six months from our current average year-to-date natural gas and diesel fuel prices would result in a change of approximately $5.7 million in our annual fuel and energy cost based on expected consumption for 2018.
Foreign Currency Exchange Rate Risk
The functional currency of our Australian subsidiaries is the Australian dollar. The financial statements of our Australian subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments are recorded as Accumulated other comprehensive loss. Income taxes generally are not provided for foreign currency translation adjustments. Upon the liquidation of substantially all of the Asia Pacific Iron Ore assets with the closing of the sale to Mineral Resources Limited, which has not been completed as of the date of this periodic report due to the pendency of certain closing conditions, the historical cumulative translation adjustments recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position related to that asset group will be recognized as a gain in Statements of Unaudited Condensed Consolidated Operations. As of June 30, 2018, the balance of currency translation adjustments related to the Asia Pacific Iron Ore asset group in Accumulated other comprehensive loss was a gain of $228.3 million.

We have not entered into any hedging programs to mitigate the risk of adverse currency fluctuations. We have suspended entering into new foreign exchange rate contracts as we have indefinitely deferred the program.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of June 30, 2018, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
Outlook

2018 Outlook Summary
Per Long Ton Information	U.S. Iron Ore
Revenues from product sales and services[1]	$105 - $110

Cost of goods sold and operating expense rate	$68 - $73
Less:
Freight expense rate[2]	$7
Depreciation, depletion & amortization rate	$3
Cash cost of goods sold and operating expense rate[2]	$58 - $63

Sales volume (million long tons)	21.0
Production volume (million long tons)	20.0
[1] This expectation is based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages.
[2] Freight has an offsetting amount in revenue and has no impact on sales margin.
U.S. Iron Ore Outlook (Long Tons)
Based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages, we would realize U.S. Iron Ore revenue rates in the range of $105 to $110 per long ton. This represents an increase from the prior calculation based on the increase in hot-rolled coil steel prices, partially offset by lower iron ore prices.
As a result of strong market demand for pellets in the Great Lakes, we have increased our full-year sales volume expectation by 0.5 million long tons to 21 million long tons. Our production volume expectation of 20 million long tons is being maintained.
Our full-year 2018 U.S. Iron Ore cash cost of goods sold and operating expense expectation is being maintained at $58 - $63 per long ton.
SG&A Expenses and Other Expectations
Our full-year 2018 SG&A expense expectation of $115 million is being maintained. We also note that of the $115 million expectation, approximately $20 million is considered non-cash.
Our full-year 2018 net interest expense expectation is being lowered by $10 million to $120 million, as income on short-term instruments has increased in the current rate environment.
Our full-year 2018 depreciation, depletion and amortization associated with U.S. Iron Ore and Corporate/Other is expected to be approximately $80 million.

Capital Expenditures
We provided the following updates to our 2018 capital expenditures budget:

•	The Toledo HBI Project spend expectation was reduced by $25 million to $200 million due to further development and refined timing of the project spending plan;

•	The sustaining capital expectation was reduced by $10 million to $75 million; and

•	The Northshore Mine upgrade spend expectation of $50 million is being maintained.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•
uncertainty and weaknesses in global economic conditions, including downward pressure on prices caused by oversupply or imported products, reduced market demand and risks related to U.S. government actions with respect to Section 232 of the Trade Expansion Act (as amended by the Trade Act of 1974), the North American Free Trade Agreement and/or other trade agreements, treaties or policies;

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

•
risks related to former international operations, including our ability to successfully conclude the CCAA process in Canada and to close our Asia Pacific business in a manner that minimizes cash outflows and associated liabilities, including, among other things, our ability to successfully complete the sale of the assets of our Asia Pacific Iron Ore business and our ability to reach negotiated settlements with other third parties in Australia;

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
Non-GAAP Reconciliation
We present cash cost of goods sold and operating expense rate per long ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold and operating expenses is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight and joint venture partners' cost reimbursements, which have no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements.

	(In Millions)
	U.S. Iron Ore
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold and operating expenses	$429.8	$326.6	$548.3	$563.8
Less:
Freight and reimbursements	42.3	54.3	53.1	93.2
Depreciation, depletion & amortization	15.6	16.7	31.4	33.1
Cash cost of goods sold and operating expenses	$371.9	$255.6	$463.8	$437.5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
CCAA Proceedings. Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the CCAA Proceedings underway with respect to the Bloom Lake Group and the Wabush Group. Such description is incorporated by reference into this Item 1.
Bluestone Litigation. On April 7, 2017, the Company was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia.  The Amended Complaint alleges that the defendants deviated from plans authorized by plaintiffs and U.S. Mine Safety and Health Administration in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine. Plaintiffs further allege negligence and trespass in the drilling of the borehole and claim compensatory and punitive damages due to flooding.  The parties’ attempt to reach a business resolution of this matter through mediation was unsuccessful. Cliffs continues to deny it has any liability in connection with plaintiffs’ claims and is vigorously defending the lawsuit.
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. Cliffs and Cliffs Minnesota Land filed counterclaims against Mesabi Metallics, Chippewa Capital Partners ("Chippewa"), and Thomas M. Clarke ("Clarke"), for tortious interference and civil conspiracy, as well as additional claims against Chippewa and Clarke for aiding and abetting tortious interference and against Clarke for libel, for which we seek, among other things, damages and injunctive relief. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi's leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. The Court ordered the parties to confer and provide a written form of order by July 30, 2018 detailing how the July 23 ruling affects Mesabi Metallics' claims in the action. We believe the claims asserted against us are unmeritorious and intend to continue to vigorously defend any remaining claims in the lawsuit.
Seneca Coal Resources Litigation. We are a plaintiff in a lawsuit we filed against Seneca Coal Resources, LLC and others on December 20, 2016, alleging, among other things, breach of the Unit Purchase Agreement (“UPA”) dated December 22, 2015 wherein Seneca purchased certain of our coal properties. That dispute, which we amended to include claims of fraudulent transfers and violations of the Racketeer Influenced and Corrupt Organizations Act against individual defendants, including Clarke, is currently being litigated in Delaware Superior Court. On July 2, 2018, Seneca filed suit against us, a subsidiary of ours, and certain of our employees, in the Delaware Chancery Court, alleging that we failed to disclose certain liabilities in connection with the UPA and seeking monetary damages and, alternatively, reformation of the UPA. We intend to request that the lawsuit filed in Chancery Court be consolidated into a counterclaim in the Seneca litigation in Delaware Superior Court. We believe the claims Seneca has asserted are unmeritorious and intend to vigorously defend the lawsuit.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of the respective state-issued Title V operating permits. For issues not already resolved, the facilities continue to implement actions that mitigate any future exposures. EPA proposed, and we agreed to, a tolling agreement which targeted a completion of the enforcement action by June 6, 2018, which has been extended to December 6, 2018. Based on current information, we anticipate the final settlement for alleged exceedances at United Taconite to be resolved by consent decree with a total penalty of no more than $0.3 million to be comprised of a combination of cash penalty and a supplemental environmental project. EPA has not yet shared draft settlement documents for Empire or Tilden, but we anticipate receiving them in 2018. This enforcement matter is not anticipated currently to have a material adverse impact on our business.
Wabush Pensioners Matter. On May 31, 2017, an action captioned Johnson, et al. v. Cliffs Mining Company, et al. was filed in the Supreme Court of Newfoundland and Labrador, Trial Division (General) (the "Newfoundland Court") under the Class Actions Act (Newfoundland) by certain former employees of Wabush Mines on behalf of all non-union employees and retirees of Wabush Mines, against the defendants Cliffs Natural Resources Inc., Cliffs Mining Company, and certain former and current officers, directors and employees (the "Salaried Employees Action"). The Salaried Employees Action sought, among other things, various declarations and damages relating to the “Contributory Salaried Plan for Salaried Employees of Wabush Mines, Cliffs Mining Company, Managing Agent, Arnaud Railway Company and Wabush Lake Railway Company, Limited”. On or about June 23, 2017, a separate action captioned Skinner, et al. v. Cliffs Mining Company, et al. was filed in the Newfoundland Court under the Class Actions Act (Newfoundland) by certain former employees of Wabush Mines on behalf of all unionized employees and retirees of Wabush Mines against the same defendants (the "Union Employees Action"). The Union Employees Action sought, among other things, declarations and damages relating to the "Pension Plan for Bargaining Unit Employees of Wabush Mines, Cliffs Mining Company, Managing Agent, Arnaud Railway Company and Wabush Lake Railway Com6pany, Limited". On May 10, 2018, the parties reached a settlement of both the Salaried Employees Action and the Union Employees Action (together the "Employee Actions") which will be implemented as part of the Amended Plan within the CCAA proceedings involving the Bloom Lake Group and the Wabush Group. Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries have made a C$19.0 million cash contribution to the Wabush Group pension plan and will contribute into the CCAA estate any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors within the CCAA proceedings. Upon implementation of the Amended Plan, each of the Employee Actions will be discontinued and the defendants in the Employee Actions will be released from those claims contained in or which could have been raised in the Employee Actions.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2017, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2018	1,293	$6.96	—	$—
May 1 - 31, 2018	6,070	$8.23	—	$—
June 1 - 30, 2018	84,078	$7.21	—	$—
	91,441	$7.27	—	$—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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

Exhibit Number	Exhibit
10.1	*Form of Restricted Shares Agreement for Nonemployee Directors (filed herewith)
10.2	*Form of Deferred Shares Agreement for Nonemployee Directors (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 24, 2018 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of July 24, 2018 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 24, 2018 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 24, 2018 (filed herewith)

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

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	7/24/2018