Form 10-Q
period 2018-09-30
CLEVELAND-CLIFFS INC.
filed 2018-10-19
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
YES  ☒                                         NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 298,018,441 as of October 17, 2018.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “C$” refer to Canadian currency and “$” to United States currency.

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
EBITDA excluding certain items such as impacts of discontinued operations, foreign currency exchange remeasurement, extinguishment of debt, impairment of long-lived assets and intersegment corporate allocations of SG&A costs

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as many other subsidiaries)
ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned Canadian subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
Compensation Committee	Compensation and Organization Committee of the Board of Directors
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
Long ton	2,240 pounds
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines Spot Price
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
Senior Notes Due 2020	5.90% senior notes due March 2020 and 4.80% senior notes due October 2020
SSR	System support resource
Tilden	Tilden Mining Company L.C.
Topic 606	ASC Topic 606, Revenue from Contracts with Customers
Topic 815	ASC Topic 815, Derivatives and Hedging
TSR	Total shareholder return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S Steel Corporation and all subsidiaries
USW	United Steelworkers
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of its affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$897.1	$978.3
Accounts receivable, net	141.4	106.7
Inventories	187.9	138.4
Supplies and other inventories	88.2	88.8
Derivative assets	190.8	37.9
Income tax receivable	110.3	13.3
Current assets of discontinued operations	16.1	118.5
Loans to and accounts receivable from the Canadian Entities	—	51.6
Other current assets	18.8	11.1
TOTAL CURRENT ASSETS	1,650.6	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,144.8	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	94.6	17.8
Income tax receivable	113.6	235.3
Non-current assets of discontinued operations	—	20.3
Other non-current assets	121.4	101.6
TOTAL OTHER ASSETS	329.6	375.0
TOTAL ASSETS	$3,125.0	$2,953.4
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	September 30, 2018	December 31, 2017
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$140.8	$99.5
Accrued expenses	95.1	79.1
Accrued interest	26.2	31.4
Contingent claims	—	55.6
Partnership distribution payable	43.1	44.2
Current liabilities of discontinued operations	14.2	75.0
Other current liabilities	61.3	67.4
TOTAL CURRENT LIABILITIES	380.7	452.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	225.0	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	174.4	167.7
LONG-TERM DEBT	2,300.0	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	9.3	52.2
OTHER LIABILITIES	121.8	163.5
TOTAL LIABILITIES	3,211.2	3,397.5
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 20)
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2017 - 600,000,000 shares);
Issued - 301,886,794 shares (2017 - 301,886,794 shares);
Outstanding - 298,007,453 shares (2017 - 297,400,968 shares)	37.7	37.7
Capital in excess of par value of shares	3,913.3	3,933.9
Retained deficit	(3,654.7)	(4,207.3)
Cost of 3,879,341 common shares in treasury (2017 - 4,485,826 shares)	(139.1)	(169.6)
Accumulated other comprehensive loss	(243.4)	(39.0)
TOTAL CLIFFS SHAREHOLDERS' DEFICIT	(86.2)	(444.3)
NONCONTROLLING INTEREST	—	0.2
TOTAL DEFICIT	(86.2)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$3,125.0	$2,953.4
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$684.7	$530.7	$1,525.9	$1,195.0
Freight and venture partners' cost reimbursements	57.1	66.0	110.2	159.2
	741.8	596.7	1,636.1	1,354.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(480.2)	(438.9)	(1,028.5)	(1,002.7)
SALES MARGIN	261.6	157.8	607.6	351.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(30.1)	(23.8)	(81.4)	(75.5)
Miscellaneous – net	(6.0)	(5.3)	(16.2)	1.3
	(36.1)	(29.1)	(97.6)	(74.2)
OPERATING INCOME	225.5	128.7	510.0	277.3
OTHER INCOME (EXPENSE)
Interest expense, net	(29.5)	(27.6)	(93.1)	(99.1)
Gain (loss) on extinguishment of debt	—	(88.6)	0.2	(165.4)
Other non-operating income	4.3	2.6	13.1	7.6
	(25.2)	(113.6)	(79.8)	(256.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	200.3	15.1	430.2	20.4
INCOME TAX BENEFIT (EXPENSE)	(0.5)	7.2	(14.4)	7.2
INCOME FROM CONTINUING OPERATIONS	199.8	22.3	415.8	27.6
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	238.0	30.6	102.8	25.6
NET INCOME	437.8	52.9	518.6	53.2
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	0.5	—	3.9
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$437.8	$53.4	$518.6	$57.1
INCOME PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – BASIC
Continuing operations	$0.67	$0.08	$1.40	$0.11
Discontinued operations	0.80	0.10	0.35	0.09
	$1.47	$0.18	$1.75	$0.20
INCOME PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – DILUTED
Continuing operations	$0.64	$0.08	$1.37	$0.11
Discontinued operations	0.77	0.10	0.34	0.08
	$1.41	$0.18	$1.71	$0.19
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,878	296,079	297,587	285,771
Diluted	310,203	301,075	303,518	290,512
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$437.8	$53.4	$518.6	$57.1
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	6.8	7.5	20.2	18.9
Changes in foreign currency translation	(228.3)	0.5	(225.4)	(13.6)
Changes in derivative financial instruments, net of tax	0.3	—	0.8	—
OTHER COMPREHENSIVE INCOME (LOSS)	(221.2)	8.0	(204.4)	5.3
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(5.7)	—	(1.1)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$216.6	$55.7	$314.2	$61.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$518.6	$53.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68.6	66.3
Loss (gain) on extinguishment of debt	(0.2)	165.4
Loss on deconsolidation	—	16.3
Gain on derivatives	(136.4)	(47.5)
Gain on foreign currency translation	(228.1)	—
Other	5.7	19.0
Changes in operating assets and liabilities:
Receivables and other assets	96.2	68.9
Inventories	(57.1)	(26.1)
Payables, accrued expenses and other liabilities	(78.6)	(108.8)
Net cash provided by operating activities	188.7	206.7
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(111.4)	(62.7)
Deposits for property, plant and equipment	(83.3)	(16.2)
Proceeds on sales of assets	18.5	2.2
Other investing activities	2.5	(7.7)
Net cash used by investing activities	(173.7)	(84.4)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	661.3
Proceeds from issuance of debt	—	1,057.8
Debt issuance costs	(1.5)	(12.0)
Repurchase of debt	(16.3)	(1,720.7)
Acquisition of noncontrolling interest	—	(105.0)
Distributions of partnership equity	(44.2)	(53.0)
Other financing activities	(45.7)	(17.0)
Net cash used by financing activities	(107.7)	(188.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.3)	3.7
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(95.0)	(62.6)
LESS: INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(13.8)	23.1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(81.2)	(85.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	978.3	312.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$897.1	$227.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
During June 2018, we completed a sale of the mobile equipment to a third party and entered into a definitive agreement to sell substantially all of the remaining assets of our Asia Pacific Iron Ore business to Mineral Resources Limited. The sale to Mineral Resources Limited was completed during August 2018. As of the period ended June 30, 2018, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are included in our financial statements and classified within discontinued operations.
We now operate in one reportable segment – U.S. Iron Ore. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of September 30, 2018:

Name	Location	Status of Operations
Northshore	Minnesota	Active
United Taconite	Minnesota	Active
Tilden	Michigan	Active
Empire	Michigan	Indefinitely Idled
Koolyanobbing[1]	Western Australia	Substantially All Assets Sold

[1] During June 2018, we completed the final planned shipment from Asia Pacific Iron Ore and commenced selling its assets. As of September 30, 2018, substantially all of the Asia Pacific Iron Ore assets were sold. Refer to NOTE 16 - DISCONTINUED OPERATIONS.

Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of September 30, 2018 and December 31, 2017, our investment in Hibbing was $7.2 million and $11.0 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.

Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. Historically, the functional currency of our Australian subsidiaries has been the Australian dollar. Concurrent with the sale of assets to Mineral Resources Limited in August 2018, management determined that there have been significant changes in economic factors related to our Australian subsidiaries. The change in economic factors is a result of the sale and conveyance of substantially all assets and liabilities of our Australian subsidiaries to third parties, representing a significant change in operations. As such, the functional currency for the Australian subsidiaries has changed from the Australian dollar to the U.S. dollar and all Australian denominated monetary balances will be remeasured through the Statements of Unaudited Condensed Consolidated Operations on a prospective basis.
In addition, as a result of the liquidation of substantially all of the Australian subsidiaries' assets, the historical impact of foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position of $228.1 million was reclassified and recognized in Income from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations. Refer to NOTE 16 - DISCONTINUED OPERATIONS for further information regarding our Australian subsidiaries.
The functional currency of all other subsidiaries is the U.S. dollar. To the extent that monetary assets and liabilities, including short-term intercompany loans, are recorded in a currency other than the functional currency, these amounts are remeasured each reporting period, with the resulting gain or loss being recorded in the Statements of Unaudited Condensed Consolidated Operations. Transaction gains and losses resulting from remeasurement of short-term intercompany loans are included in Miscellaneous – net in the Statements of Unaudited Condensed Consolidated Operations.
The following represents the transaction gains and losses resulting from remeasurement:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Short-term intercompany loans	$(0.2)	$0.1	$(0.5)	$16.7
Other	—	(1.4)	(0.2)	(2.7)
Net impact of transaction gains (losses) resulting from remeasurement	$(0.2)	$(1.3)	$(0.7)	$14.0
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein other than those related to the adoption of Topic 606 and the change in functional currency related to our Australian subsidiaries. Refer to NOTE 2 - NEW ACCOUNTING STANDARDS for further information related to the adoption of Topic 606.
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
Under Topic 606, revenue is generally recognized upon delivery to our customers, which is earlier than under the previous guidance. As an example, for certain iron ore shipments where revenue was previously recognized upon title transfer when payment was received, we now recognize revenue when control transfers, which is generally upon delivery. While we continue to retain title until we receive payment, we determined upon review of our customer contracts that the preponderance of control indicators pass to our customers' favor when we deliver our products; thus, we generally concluded that control transfers at that point. As a result of the adoption of Topic 606 and vessel deliveries not occurring during the winter months because of the closure of the Soo Locks and the Welland Canal, our revenues and net income will be relatively lower than historical levels during the first quarter of each year and relatively higher than historical levels during the remaining three quarters in future years. However, the total amount of revenue recognized during the year should remain substantially the same as under previous accounting standards, assuming revenue rates and volumes are consistent between years.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows:

	($ in Millions)
	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$978.3	$—	$978.3
Accounts receivable, net	106.7	76.6	183.3
Inventories	138.4	(51.4)	87.0
Supplies and other inventories	88.8	—	88.8
Derivative assets	37.9	11.6	49.5
Income tax receivable	13.3	—	13.3
Current assets of discontinued operations	118.5	—	118.5
Loans to and accounts receivable from the Canadian Entities	51.6	—	51.6
Other current assets	11.1	—	11.1
TOTAL CURRENT ASSETS	1,544.6	36.8	1,581.4
PROPERTY, PLANT AND EQUIPMENT, NET	1,033.8	—	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	17.8	—	17.8
Income tax receivable	235.3	—	235.3
Non-current assets of discontinued operations	20.3	—	20.3
Other non-current assets	101.6	—	101.6
TOTAL OTHER ASSETS	375.0	—	375.0
TOTAL ASSETS	$2,953.4	$36.8	$2,990.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$99.5	$1.4	$100.9
Accrued expenses	79.1	—	79.1
Accrued interest	31.4	—	31.4
Contingent claims	55.6	—	55.6
Partnership distribution payable	44.2	—	44.2
Current liabilities of discontinued operations	75.0	—	75.0
Other current liabilities	67.4	1.4	68.8
TOTAL CURRENT LIABILITIES	452.2	2.8	455.0
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	257.7	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	167.7	—	167.7
LONG-TERM DEBT	2,304.2	—	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	52.2	—	52.2
OTHER LIABILITIES	163.5	—	163.5
TOTAL LIABILITIES	3,397.5	2.8	3,400.3
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT	(444.3)	34.0	(410.3)
NONCONTROLLING INTEREST	0.2	—	0.2
TOTAL DEFICIT	(444.1)	34.0	(410.1)
TOTAL LIABILITIES AND DEFICIT	$2,953.4	$36.8	$2,990.2

The impact of adoption on our Statements of Unaudited Condensed Consolidated Operations and Statements of Unaudited Condensed Consolidated Financial Position is as follows:

	($ in Millions)
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change	As Reported	Balances without Adoption of Topic 606	Effect of Change
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$684.7	$675.6	$9.1	$1,525.9	$1,471.2	$54.7
Freight and venture partners' cost reimbursements	57.1	56.5	0.6	110.2	107.7	2.5
	741.8	732.1	9.7	1,636.1	1,578.9	57.2
COST OF GOODS SOLD AND OPERATING EXPENSES	(480.2)	(475.9)	(4.3)	(1,028.5)	(1,006.6)	(21.9)
SALES MARGIN	261.6	256.2	5.4	607.6	572.3	35.3
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(30.1)	(30.1)	—	(81.4)	(81.4)	—
Miscellaneous – net	(6.0)	(6.0)	—	(16.2)	(16.2)	—
	(36.1)	(36.1)	—	(97.6)	(97.6)	—
OPERATING INCOME	225.5	220.1	5.4	510.0	474.7	35.3
OTHER INCOME (EXPENSE)
Interest expense, net	(29.5)	(29.5)	—	(93.1)	(93.1)	—
Gain on extinguishment of debt	—	—	—	0.2	0.2	—
Other non-operating income	4.3	4.3	—	13.1	13.1	—
	(25.2)	(25.2)	—	(79.8)	(79.8)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	200.3	194.9	5.4	430.2	394.9	35.3
INCOME TAX EXPENSE	(0.5)	(0.5)	—	(14.4)	(14.4)	—
INCOME FROM CONTINUING OPERATIONS	199.8	194.4	5.4	415.8	380.5	35.3
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	238.0	238.0	—	102.8	102.8	—
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$437.8	$432.4	$5.4	$518.6	$483.3	$35.3
INCOME PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – BASIC
Continuing operations	$0.67	$0.65	$0.02	$1.40	$1.28	$0.12
Discontinued operations	0.80	0.80	—	0.35	0.35	—
	$1.47	$1.45	$0.02	$1.75	$1.63	$0.12
INCOME PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS – DILUTED
Continuing operations	$0.64	$0.62	$0.02	$1.37	$1.25	$0.12
Discontinued operations	0.77	0.77	—	0.34	0.34	—
	$1.41	$1.39	$0.02	$1.71	$1.59	$0.12
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,878	297,878		297,587	297,587
Diluted	310,203	310,203		303,518	303,518

	($ in Millions)
	September 30, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$897.1	$897.1	$—
Accounts receivable, net	141.4	34.8	106.6
Inventories	187.9	257.5	(69.6)
Supplies and other inventories	88.2	88.2	—
Derivative assets	190.8	156.6	34.2
Income tax receivable	110.3	110.3	—
Current assets of discontinued operations	16.1	16.1	—
Other current assets	18.8	18.8	—
TOTAL CURRENT ASSETS	1,650.6	1,579.4	71.2
PROPERTY, PLANT AND EQUIPMENT, NET	1,144.8	1,144.8	—
OTHER ASSETS
Deposits for property, plant and equipment	94.6	94.6	—
Income tax receivable	113.6	113.6	—
Other non-current assets	121.4	121.4	—
TOTAL OTHER ASSETS	329.6	329.6	—
TOTAL ASSETS	$3,125.0	$3,053.8	$71.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$140.8	$140.1	$0.7
Accrued expenses	95.1	95.1	—
Accrued interest	26.2	26.2	—
Partnership distribution payable	43.1	43.1	—
Current liabilities of discontinued operations	14.2	14.2	—
Other current liabilities	61.3	61.5	(0.2)
TOTAL CURRENT LIABILITIES	380.7	380.2	0.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	225.0	225.0	—
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	174.4	174.4	—
LONG-TERM DEBT	2,300.0	2,300.0	—
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	9.3	9.3	—
OTHER LIABILITIES	121.8	121.8	—
TOTAL LIABILITIES	3,211.2	3,210.7	0.5
EQUITY
CLIFFS SHAREHOLDERS' DEFICIT	(86.2)	(156.9)	70.7
TOTAL LIABILITIES AND DEFICIT	$3,125.0	$3,053.8	$71.2
The adoption of Topic 606 did not have an impact on net cash flows in our Statements of Unaudited Condensed Consolidated Cash Flows.
ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On January 1, 2018, we adopted the amendments to ASC 715 regarding the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs have been reclassified from Cost of goods sold and operating expenses, Selling, general and administrative expenses and Miscellaneous – net to Other non-operating income.  We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our pension and other postretirement benefits footnote as the basis for applying retrospective presentation for comparative periods. On a prospective basis from adoption, only service costs will be included in amounts capitalized in inventory or property, plant, and equipment.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our Statements of Unaudited Condensed Consolidated Operations was as follows:

	($ in Millions)
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Revised	Without Adoption of ASU 2017-07	Effect of Change	As Revised	Without Adoption of ASU 2017-07	Effect of Change
Cost of goods sold and operating expenses	$(438.9)	$(439.5)	$0.6	$(1,002.7)	$(1,004.4)	$1.7
Selling, general and administrative expenses	$(23.8)	$(21.8)	$(2.0)	$(75.5)	$(69.6)	$(5.9)
Miscellaneous – net	$(5.3)	$(4.9)	$(0.4)	$1.3	$2.4	$(1.1)
Operating income	$128.7	$130.5	$(1.8)	$277.3	$282.6	$(5.3)
Other non-operating income	$2.6	$0.8	$1.8	$7.6	$2.3	$5.3
Net Income	$52.9	$52.9	$—	$53.2	$53.2	$—
Recent Accounting Pronouncements
Issued and Not Effective
In August 2018, the FASB issued ASU No. 2018-14, Defined Benefit Plans (Topic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans. Certain of the existing required disclosures were modified for clarification or removed and additional disclosures were added. The new standard is effective for the year ending December 31, 2020, will be applied on a retrospective basis and early adoption is permitted. Based on our analysis to date, the updated standard is not expected to have a material impact on our consolidated financial statements, but will affect our footnote disclosures. We expect to early adopt this new standard during the fourth quarter of 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the Statements of Unaudited Condensed Consolidated Operations. We plan to adopt the standard on its effective date of January 1, 2019. We will apply the standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as permitted by ASU 2018-11. Based on our analysis to date, the updated standard is not expected to have a material effect on our consolidated financial statements. For example, based on the future minimum payments under non-cancellable operating leases as of September 30, 2018, we would expect to record right–of–use assets and lease liabilities of approximately $19 million, discounted to fair value, in the Statements of Unaudited Condensed Consolidated Financial Position.
Issued and Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes or modifies certain existing disclosure requirements and adds additional disclosure requirements. We have evaluated the impact of the adoption of this new accounting standard update and determined that it will not have a material effect on our consolidated financial statements. However, we do expect an overall reduction in both our quarterly and annual disclosures related to fair value measurement. We are adopting the standard effective for the period ended September 30, 2018.

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
The following tables present a summary of our reportable segment including a reconciliation of segment sales margin to Income from Continuing Operations Before Income Taxes and a reconciliation of Net Income to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Revenues from product sales and services:
U.S. Iron Ore	$741.8	100%	$596.7	100%	$1,636.1	100%	$1,354.2	100%

Sales margin	$261.6		$157.8		$607.6		$351.5
Other operating expense	(36.1)		(29.1)		(97.6)		(74.2)
Other expense	(25.2)		(113.6)		(79.8)		(256.9)
Income from continuing operations before income taxes	$200.3		$15.1		$430.2		$20.4

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$437.8	$52.9	$518.6	$53.2
Less:
Interest expense, net	(29.7)	(28.9)	(95.5)	(103.1)
Income tax benefit (expense)	(0.5)	7.6	(14.4)	6.8
Depreciation, depletion and amortization	(19.2)	(21.5)	(68.6)	(66.3)
EBITDA	$487.2	$95.7	$697.1	$215.8
Less:
Impact of discontinued operations	$238.2	$34.8	$120.4	$41.3
Foreign exchange remeasurement	(0.2)	(1.3)	(0.7)	14.0
Gain (loss) on extinguishment of debt	—	(88.6)	0.2	(165.4)
Impairment of long-lived assets	(1.1)	—	(1.1)	—
Adjusted EBITDA	$250.3	$150.8	$578.3	$325.9

EBITDA
U.S. Iron Ore	$273.1	$168.9	$641.6	$381.8
Corporate and Other[1]	214.1	(73.2)	55.5	(166.0)
Total EBITDA	$487.2	$95.7	$697.1	$215.8

Adjusted EBITDA:
U.S. Iron Ore	$279.5	$174.2	$657.9	$399.8
Corporate and Other[1]	(29.2)	(23.4)	(79.6)	(73.9)
Total Adjusted EBITDA	$250.3	$150.8	$578.3	$325.9

[1]Corporate and Other includes activity from discontinued operations and immaterial costs related to the HBI project.
The following table summarizes our depreciation, depletion and amortization expense and capital additions:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation, depletion and amortization:
U.S. Iron Ore	$17.8	$16.5	$49.2	$49.6
Corporate and Other	1.4	1.7	4.2	5.4
Total depreciation, depletion and amortization	$19.2	$18.2	$53.4	$55.0

Capital additions[1]:
U.S. Iron Ore	$51.8	$19.2	$97.2	$70.9
Corporate and Other[2]	40.8	7.1	144.7	7.1
Total capital additions	$92.6	$26.3	$241.9	$78.0

[1] Includes cash paid for capital additions of $194.6 million, including deposits of $83.3 million, lease additions of $7.6 million, and an increase in non-cash accruals of $42.2 million, partially offset by governmental grants received of $2.5 million for the nine months ended September 30, 2018, compared to cash paid for capital additions of $77.4 million, including deposits of $16.2 million, and an increase in non-cash accruals of $0.6 million for the nine months ended September 30, 2017.

[2] Includes capital additions related to our HBI project.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2018	December 31, 2017
Assets:
U.S. Iron Ore	$1,798.8	$1,500.6
Corporate and Other[1]	1,310.1	1,314.0
Assets of Discontinued Operations	16.1	138.8
Total assets	$3,125.0	$2,953.4

[1]Corporate and Other includes assets related to the HBI project.
NOTE 4 - REVENUE
We sell a single product, iron ore pellets, in the North American market. Generally, revenue is recognized when iron ore is delivered to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. We offer standard payment terms to our customers, generally requiring settlement within 30 days.
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
Certain of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following: Platts 62% Price, pellet premiums, international indexed freight rates and changes in specified Producer Price Indices, including industrial commodities, energy and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with Topic 815. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information on how our estimated and final revenue rates are determined.
A supply agreement with one customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore is consumed in the customer’s blast furnaces. Since, in this case, control transfers prior to consumption, the supplemental revenue is recorded in accordance with ASC Topic 815. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information on supplemental revenue or refunds.
Included within Revenues from product sales and services is derivative revenue related to Topic 815 of $135.9 million and $334.4 million, for three and nine months ended September 30, 2018, respectively.
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

Deferred Revenue
The table below summarizes our deferred revenue balances:

	Deferred Revenue (Current)[1]	Deferred Revenue (Long-Term)
Opening balance as of January 1, 2018	$23.8	$51.4
Closing balance as of September 30, 2018	16.1	42.8
Decrease	$(7.7)	$(8.6)

[1] The opening balance includes a $1.4 million adjustment from the December 31, 2017 balance due to the adoption of Topic 606.
The terms of one of our pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012, with the option to defer a portion of the 2009 monthly amount in exchange for interest payments until the deferred amount was repaid in 2013. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of September 30, 2018 and December 31, 2017, installment amounts received in excess of sales totaled $55.6 million and $64.2 million, respectively, related to this agreement. As of September 30, 2018 and December 31, 2017, deferred revenue of $12.8 million was recorded in Other current liabilities and $42.8 million and $51.4 million, respectively, was recorded as long-term in Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed shipments for certain customers. Revenue recognized on these transactions totaling $3.3 million and $9.6 million was deferred and included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2018 and December 31, 2017, respectively.
NOTE 5 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	September 30, 2018	December 31, 2017
Finished Goods	$171.8	$127.1
Work-in-Process	16.1	11.3
Total Inventories	$187.9	$138.4

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the value of each of the major classes of our consolidated depreciable assets:

	(In Millions)
	September 30, 2018	December 31, 2017
Land rights and mineral rights	$549.6	$549.6
Office and information technology	67.8	65.8
Buildings	84.1	85.2
Mining equipment	538.7	533.9
Processing equipment	619.0	610.9
Electric power facilities	58.7	56.9
Land improvements	24.2	23.7
Asset retirement obligation	16.9	16.9
Other	25.2	25.2
Construction in-progress	168.7	32.6
	2,152.9	2,000.7
Allowance for depreciation and depletion	(1,008.1)	(966.9)
	$1,144.8	$1,033.8
NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
September 30, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(6.0)	$(2.3)	$391.7
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.4	(0.1)	(0.1)	88.2
$500 Million 4.80% 2020 Senior Notes	4.83%	122.3	(0.2)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	124.2	(0.3)	—	123.9
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.8)	(78.1)	232.4
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(10.3)	(15.1)	1,047.9
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.3)	292.8
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.1
Long-term debt					$2,300.0

(In Millions)
December 31, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(7.1)	$(2.6)	$390.3
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.1)	88.6
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.6)	(85.6)	224.1
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,075.0	(11.3)	(16.5)	1,047.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.4)	(3.4)	292.6
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.4
Long-term debt					$2,304.2
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
Debt Extinguishment
The following is a summary of the debt extinguished with cash during the three and nine months ended September 30, 2018 that resulted in no gain or loss on extinguishment for the three months ended September 30, 2018, and a gain on extinguishment of $0.2 million for the nine months ended September 30, 2018:

	(In Millions)
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Debt Instrument	Debt Extinguished
$400 Million 5.90% 2020 Senior Notes	$—	$0.5
$500 Million 4.80% 2020 Senior Notes	—	0.1
$700 Million 4.875% 2021 Senior Notes	1.0	14.2
$1.075 Billion 5.75% 2025 Senior Notes	—	1.7
	$1.0	$16.5

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2018:

(In Millions)
Maturities of Debt
2018	$—
2019	—
2020[1]	210.7
2021	124.2
2022	—
2023	—
2024 and thereafter	2,088.0
Total maturities of debt	$2,422.9

1 On October 5, 2018, we redeemed the entirety of our outstanding Senior Notes Due 2020. The aggregate principal amount outstanding of the Senior Notes Due 2020 was approximately $211 million. Pursuant to the terms of the indenture governing the Senior Notes Due 2020, approximately $218 million in the aggregate, including make-whole premiums and accrued and unpaid interest to, but excluding, the redemption date, was paid to holders of the Senior Notes Due 2020.

ABL Facility
On February 28, 2018, we entered into an amended and restated senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility amends and restates our prior $550.0 million Syndicated Facility Agreement, dated as of March 30, 2015. The ABL Facility will mature upon the earlier of February 28, 2023 or 60 days prior to the maturity of certain other material debt and provides for up to $450.0 million in borrowings, comprised of (i) a $400.0 million U.S. tranche, including a $248.8 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) at the time of closing, a $50.0 million Australian tranche, including a $24.4 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. On June 19, 2018, the Australian tranche was terminated and reallocated to the U.S. tranche, resulting in a $450.0 million allocation to the U.S. tranche, including a $273.2 million sublimit for the issuance of letters of credit and $120.0 million sublimit for swingline loans. Availability under the U.S. tranche of the ABL Facility is limited to an eligible U.S. borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
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
As of September 30, 2018 and December 31, 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
As of September 30, 2018 and December 31, 2017, no loans were drawn under the ABL Facility and we had total availability of $368.4 million and $273.2 million, respectively, as a result of borrowing base limitations. As of September 30, 2018 and December 31, 2017, the principal amount of letter of credit obligations totaled $37.7 million and $46.5 million, respectively, to support business obligations primarily related to workers compensation and environmental obligations, thereby further reducing available borrowing capacity on our ABL Facility to $330.7 million and $226.7 million, respectively.
NOTE 8 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	September 30, 2018
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.7	$596.2	$—	$596.9
Derivative assets	—	0.2	190.6	190.8
Total	$0.7	$596.4	$190.6	$787.7
Liabilities:
Derivative liabilities	$—	$0.1	$5.7	$5.8
Total	$—	$0.1	$5.7	$5.8

	(In Millions)
	December 31, 2017
Description	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$66.3	$550.6	$—	$616.9
Derivative assets	—	—	37.9	37.9
Total	$66.3	$550.6	$37.9	$654.8
Liabilities:
Derivative liabilities	$—	$0.3	$1.7	$2.0
Total	$—	$0.3	$1.7	$2.0
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
The supply agreement included in our Level 3 assets includes provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust the corresponding asset or liability to fair value as an adjustment to Product revenues each reporting period until the product is consumed and the amounts are settled. We had assets of $186.0 million and $37.9 million at September 30, 2018 and December 31, 2017, respectively, related to this supply agreement.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $4.6 million and liabilities of $5.7 million related to provisional pricing arrangements at September 30, 2018 compared to liabilities of $1.7 million related to provisional pricing arrangements at December 31, 2017.

The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at September 30, 2018	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreement	$186.0	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$842
Provisional pricing arrangements	$4.6	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$68 - $70 ($70)
Provisional pricing arrangements	$5.7	Other current liabilities	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$68 - $70 ($70)
The significant unobservable input used in the fair value measurement of our customer supply agreement is a forward-looking estimate of the average annual daily market price for hot-rolled coil steel determined by management.
The significant unobservable input used in the fair value measurement of our provisional pricing arrangements is management’s estimate of Platts 62% Price based upon current market data and index pricing, which include forward-looking estimates.
The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance[1]	$174.6	$70.2	$49.5	$30.1
Total gains
Included in earnings	139.0	54.0	341.8	138.5
Settlements	(123.0)	(35.2)	(200.7)	(79.6)
Ending balance - September 30	$190.6	$89.0	$190.6	$89.0
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$15.9	$52.9	$141.0	$63.1

[1] Beginning balance as of January 1, 2018 includes an $11.6 million adjustment for adoption of Topic 606.

	(In Millions)
	Level 3 Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$(3.0)	$(20.3)	$(1.7)	$—
Total losses
Included in earnings	(3.1)	(15.3)	(7.4)	(35.6)
Settlements	0.4	30.2	3.4	30.2
Ending balance - September 30	$(5.7)	$(5.4)	$(5.7)	$(5.4)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(2.7)	$(10.9)	$(5.7)	$(6.4)
The carrying amount of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Accrued expenses) approximates fair value and, therefore, has been excluded from the table below. A summary of the carrying amount and fair value of other financial instruments were as follows:

		(In Millions)
		September 30, 2018		December 31, 2017
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$391.7	$395.0	$390.3	$398.0
Unsecured Notes
$400 Million 5.90% 2020 Senior Notes	Level 1	88.2	91.5	88.6	88.0
$500 Million 4.80% 2020 Senior Notes	Level 1	122.0	125.9	122.0	118.8
$700 Million 4.875% 2021 Senior Notes	Level 1	123.9	124.8	138.0	130.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	232.4	531.4	224.1	352.9
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	1,047.9	1,047.8	1,047.2	1,029.3
$800 Million 6.25% 2040 Senior Notes	Level 1	292.8	255.3	292.6	227.1
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	1.1	1.1	1.4	1.4
Total long-term debt		$2,300.0	$2,572.8	$2,304.2	$2,346.3
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

The following are the components of defined benefit pension and OPEB costs and credits:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$4.7	$3.4	$14.0	$12.9
Interest cost	7.6	7.9	22.7	22.9
Expected return on plan assets	(15.0)	(13.8)	(45.0)	(40.9)
Amortization:
Prior service costs	0.6	0.6	1.7	1.9
Net actuarial loss	5.3	6.1	15.9	16.7
Net periodic benefit cost	$3.2	$4.2	$9.3	$13.5
Other Postretirement Benefits Credits

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$0.6	$0.3	$1.6	$1.3
Interest cost	2.1	1.9	6.2	6.2
Expected return on plan assets	(4.6)	(4.4)	(13.8)	(13.3)
Amortization:
Prior service credits	(0.7)	(0.8)	(2.2)	(2.3)
Net actuarial loss	1.3	0.9	3.8	3.4
Net periodic benefit credit	$(1.3)	$(2.1)	$(4.4)	$(4.7)
Based on funding requirements, we made pension contributions of $18.3 million and $23.9 million for the three and nine months ended September 30, 2018, respectively, compared to pension contributions of $19.7 million and $22.0 million for the three and nine months ended September 30, 2017, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and nine months ended September 30, 2018 and 2017.
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
NOTE 11 - INCOME TAXES
Our 2018 estimated annual effective tax rate before discrete items is approximately 0.1%. The annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year. The 2017 estimated annual effective tax rate before discrete items at September 30, 2017 was negative 6.8%.
For the three and nine months ended September 30, 2018, we recorded discrete items that resulted in an income tax expense of $0.2 million and $13.9 million, respectively. For the nine months ended September 30, 2018, the $13.9 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. The $14.5 million current year expense is a reduction of an asset and will not result in a cash tax outlay. For the three and nine months ended September 30, 2017, we recorded discrete items that resulted in a benefit of $5.9 million and $5.8 million, respectively.

NOTE 12 - LEASE OBLIGATIONS
We lease certain building space, mining, production and other equipment under operating and capital leases. The capital leases are for varying lengths, generally at market interest rates and contain purchase and/or renewal options at the end of the terms. Our operating lease expense was $1.1 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, compared with $1.2 million and $3.5 million for the comparable period in 2017.
Future minimum payments under capital leases and non-cancellable operating leases as of September 30, 2018 are as follows:

	(In Millions)
	Capital Leases	Operating Leases
2018 (October 1 - December 31)	$1.1	$1.1
2019	3.9	3.5
2020	3.7	3.1
2021	3.0	2.4
2022	6.2	1.8
2023 and thereafter	—	7.5
Total minimum lease payments	$17.9	$19.4
Amounts representing interest	2.1
Present value of net minimum lease payments[1]	$15.8

[1] The total is comprised of $3.4 million and $12.4 million classified as Other current liabilities and Other liabilities, respectively, in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2018.

NOTE 13 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
We had environmental and mine closure liabilities of $177.3 million and $171.3 million at September 30, 2018 and December 31, 2017, respectively. The following is a summary of the obligations:

	(In Millions)
	September 30, 2018	December 31, 2017
Environmental	$2.7	$2.9
Mine closure[1]	174.6	168.4
Total environmental and mine closure obligations	177.3	171.3
Less current portion	2.9	3.6
Long-term environmental and mine closure obligations	$174.4	$167.7

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

The following represents a roll forward of our mine closure obligation liability for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	(In Millions)
	September 30, 2018	December 31, 2017
Mine closure obligation at beginning of period	$168.4	$187.8
Accretion expense	7.1	13.9
Remediation payments	(0.9)	(5.6)
Revision in estimated cash flows	—	(27.7)
Mine closure obligation at end of period	$174.6	$168.4
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
NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill as of September 30, 2018 and December 31, 2017 was $2.0 million and related to our U.S. Iron Ore operating segment.
Other Intangible Assets
The following table is a summary of definite-lived intangible assets:

		(In Millions)
		September 30, 2018			December 31, 2017
	Classification	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Permits	Other non-current assets	$72.2	$(23.1)	$49.1	$72.2	$(22.5)	$49.7
Amortization expense relating to other intangible assets was $0.2 million and $0.6 million for the three and nine months ended September 30, 2018 and 2017, respectively, and is recognized in Cost of goods sold and operating expenses in the Statements of Unaudited Condensed Consolidated Operations. Amortization expense of other intangible assets is expected to continue to be immaterial going forward.

NOTE 15 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity Contracts	Derivative assets	$0.2		$—	Other current liabilities	$0.1	Other current liabilities	$0.3
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreement	Derivative assets	$186.0	Derivative assets	$37.9		$—		$—
Provisional pricing arrangements	Derivative assets	4.6		—	Other current liabilities	5.7	Other current liabilities	1.7
Total derivatives not designated as hedging instruments under ASC 815		$190.6		$37.9		$5.7		$1.7
Total derivatives		$190.8		$37.9		$5.8		$2.0
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
Commodity Contracts
As of September 30, 2018, we had outstanding natural gas hedge contracts for a notional amount of 3.6 million MMBtu in the form of forward contracts with varying maturity dates ranging from October 2018 to August 2019. As of December 31, 2017, we had outstanding natural gas hedge contracts for a notional amount of 3.5 million MMBtu in the form of forward contracts with varying maturity dates ranging from January 2018 to November 2018.
As of September 30, 2018, we had outstanding diesel hedge contracts for a notional amount of 1.4 million gallons in the form of forward contracts with varying maturity dates ranging from January 2019 to September 2019. We had no outstanding diesel hedge contracts as of December 31, 2017.
Refer to NOTE 17 - SHAREHOLDERS' DEFICIT for additional information.
Derivatives Not Designated as Hedging Instruments
Most of our long-term supply agreements are comprised of a base price with annual price adjustment factors. The base price is the primary component of the purchase price for each contract. The indexed price adjustment factors are integral to the iron ore supply contracts and vary based on the agreement, but typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments are generally applied in the same manner for each long-term agreement. Each adjustment factor typically comprises a portion of the price adjustment, although the weight of each factor varies based upon the specific terms of each agreement. In most cases, these adjustment factors are not finalized at the time our product is sold. In these cases, we estimate the adjustment factors at each reporting period based upon the best third-party information available. The estimates are then adjusted to actual when the information has been finalized. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.

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
We recognized net derivative revenue of $139.7 million and $337.1 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2018, respectively, related to the supplemental payments. This compares with net derivative revenue of $54.3 million and $123.9 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the comparable periods in 2017, related to supplemental payments. Derivative assets, representing the fair value of the supplemental revenue, were $186.0 million and $37.9 million as of September 30, 2018 and December 31, 2017 in the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
Provisional Pricing Arrangements
Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, along with pellet premiums, published international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement.
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
At September 30, 2018, we recorded $4.6 million as Derivative assets and $5.7 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our customers in the Statements of Unaudited Condensed Consolidated Financial Position. At December 31, 2017, we recorded $1.7 million as derivative liabilities classified as Other current liabilities related to our estimate of the final revenue rate with our customers in the Statements of Unaudited Condensed Consolidated Financial Position. The 2018 amounts represent the difference between the amount we expected to receive when revenue was initially measured at the point control transfers and our subsequent estimate of the final revenue rate based on the price calculations established in the supply agreements. The 2017 amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements. We recognized a net decrease of $3.8 million and $2.7 million in Product revenues in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2018, respectively, related to these arrangements as compared to a net decrease of $15.7 million and $21.0 million in Product revenues for the comparable periods in 2017.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized on Derivatives	Amount of Income (Loss) Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Customer Supply Agreements	Product revenues	$139.7	$54.3	$337.1	$123.9
Provisional Pricing Arrangements	Product revenues	(3.8)	(15.7)	(2.7)	(21.0)
Commodity Contracts	Cost of goods sold and operating expenses	—	—	—	(1.3)
Total		$135.9	$38.6	$334.4	$101.6
Refer to NOTE 8 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 16 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations, which include our former Asia Pacific Iron Ore, North American Coal and Canadian operations. While the reclassification of revenues and expenses related to discontinued operations from prior periods have no impact upon previously reported net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations and the Statements of Unaudited Condensed Consolidated Financial Position present the assets and liabilities that were reclassified from the specified line items to assets and liabilities of discontinued operations. The charts below provide an asset group breakout for each financial statement line impacted by discontinued operations.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Loss) from Discontinued Operations, net of tax
Asia Pacific Iron Ore	$242.3	$(1.8)	$117.6	$39.2
North American Coal	(4.3)	(0.7)	(4.2)	1.9
Canadian Operations	—	33.1	(10.6)	(15.5)
	$238.0	$30.6	$102.8	$25.6

	(In Millions)
	September 30, 2018			December 31, 2017
	Asia Pacific Iron Ore	North American Coal	Total	Asia Pacific Iron Ore	North American Coal	Total
Current assets of discontinued operations	$16.1	$—	$16.1	$118.5	$—	$118.5
Non-current assets of discontinued operations	$—	$—	$—	$20.3	$—	$20.3
Current liabilities of discontinued operations	$7.2	$7.0	$14.2	$71.8	$3.2	$75.0
Non-current liabilities of discontinued operations	$9.3	$—	$9.3	$52.2	$—	$52.2

	(In Millions)
	Nine Months Ended September 30,
	2018	2017
Net cash provided (used) by operating activities
Asia Pacific Iron Ore	$(77.0)	$78.5
Canadian Operations	(14.6)	—
	$(91.6)	$78.5

Net cash provided (used) by investing activities
Asia Pacific Iron Ore	$17.8	$(1.5)
	$17.8	$(1.5)
Additionally, for the nine months ended September 30, 2018, we had $27.1 million of non-cash investing activities related to the release of asset retirement obligations at Asia Pacific Iron Ore as part of the sale of substantially all remaining assets discussed below.
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
During June 2018, we completed a sale of the mobile equipment to a third party and entered into a definitive agreement to sell substantially all of the remaining assets of our Asia Pacific Iron Ore business to Mineral Resources Limited. As of the period ended June 30, 2018, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are included in our financial statements and classified within discontinued operations.
During August 2018, we completed the sale of substantially all remaining assets to Mineral Resources Limited. As part of this sale we transferred the asset retirement obligation liability of $27.1 million and recognized a net gain of $16.8 million in Income from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations.
Income (Loss) from Discontinued Operations
For the reasons discussed above, our previously reported Asia Pacific Iron Ore operating segment results for all periods presented, as well as exit costs, are classified as discontinued operations.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) from Discontinued Operations	2018	2017	2018	2017
Revenues from product sales and services	$—	$101.7	$129.1	$375.1
Cost of goods sold and operating expenses	(0.5)	(98.7)	(230.7)	(323.9)
Sales margin	(0.5)	3.0	(101.6)	51.2
Other operating income (expense)	14.8	(3.9)	(4.0)	(7.6)
Other expense	(0.1)	(1.3)	(2.3)	(4.0)
Income (loss) from discontinued operations before income taxes	14.2	(2.2)	(107.9)	39.6
Gain on foreign currency translation	228.1	—	228.1	—
Impairment of long-lived assets	—	—	(2.6)	—
Income tax benefit (expense)	—	0.4	—	(0.4)
Income (loss) from discontinued operations, net of tax	$242.3	$(1.8)	$117.6	$39.2
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations	September 30, 2018	December 31, 2017
Cash and cash equivalents	$15.6	$29.4
Accounts receivable, net	—	33.9
Inventories	—	45.0
Supplies and other inventories	—	5.1
Other current assets	0.5	5.1
Total current assets of discontinued operations	16.1	118.5
Property, plant and equipment, net	—	17.2
Other non-current assets	—	3.1
Total assets of discontinued operations	$16.1	$138.8

Accounts payable	$4.2	$28.2
Accrued liabilities	3.0	28.0
Other current liabilities	—	15.6
Total current liabilities of discontinued operations	7.2	71.8
Environmental and mine closure obligations	—	28.8
Other liabilities	9.3	23.4
Total liabilities of discontinued operations	$16.5	$124.0
Foreign Currency
Historically, the functional currency of our Australian subsidiaries has been the Australian dollar. The financial statements of our Australian subsidiaries were previously translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments were recorded as Accumulated other comprehensive loss. Income taxes generally were not provided for foreign currency translation adjustments. Concurrent with the sale of assets to Mineral Resources Limited in August 2018, management determined that there have been significant changes in economic factors related to our Australian subsidiaries. The change in economic factors is a result of the sale and conveyance of substantially all assets and liabilities of our Australian subsidiaries to third parties, representing a significant change in operations. As such, the functional currency for the Australian subsidiaries has changed from the Australian dollar to the U.S. dollar and all Australian denominated monetary balances will be remeasured through the Statements of Unaudited Condensed Consolidated Operations on a prospective basis.

In addition, as a result of the liquidation of substantially all of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position totaling $228.1 million was reclassified and recognized in Income from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations.
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
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business.  The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements.  Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value.  As of September 30, 2018, we had no amounts outstanding classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position in accordance with the Amended Plan, as defined and described below.  As of December 31, 2017, we had $51.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position.
During 2017, we became aware that it was probable the Monitor would assert a preference claim against us and/or certain of our affiliates.  We estimated a liability, which included the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position.  As described below, the estimated liability has been settled pursuant to the Amended Plan.
During March 2018, we entered into a restructuring term sheet with the Bloom Lake Group and the Wabush Group that documents the proposed terms of a plan of compromise or arrangement in the CCAA proceedings to be sponsored by us as negotiated between us and the Monitor.  By order of the Québec Superior Court of Justice (Commercial Division) (the “Court”) dated April 20, 2018, the Bloom Lake Group and the Wabush Group were authorized to file a joint plan of compromise and arrangement dated April 16, 2018 (the “Original Plan”). Following discussions with various stakeholder groups, the Original Plan was amended by order of the Court dated May 18, 2018. The Bloom Lake Group and the Wabush Group were authorized to file the amended and restated joint plan of compromise and arrangement dated May 16, 2018 (as same may be further amended from time to time, the “Amended Plan”).  The Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018 (the “Sanction Order”). In addition, the Bloom Lake Group and the Wabush Group brought a motion before the Court on July 30, 2018 seeking to make further amendments to the Amended Plan to address the manner in which certain distributions under the Amended Plan will be effected.
On July 31, 2018, the conditions precedent to the implementation of the Amended Plan were satisfied and the Amended Plan was implemented.
Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries made a C$19.0 million cash contribution to the Wabush Group pension plans and will contribute into the CCAA estate any remaining distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors.  The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolved those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.

NOTE 17 - SHAREHOLDERS' DEFICIT
The following table reflects the changes in shareholders' deficit attributable to both us and the noncontrolling interests, primarily related to Tilden and Empire. We own 100% of both mines as of September 30, 2018 and September 30, 2017:

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
December 31, 2017	$(444.3)	$0.2	$(444.1)
Adoption of accounting standard (REFER TO NOTE 2)	34.0	—	34.0
Comprehensive income (loss)
Net loss	(84.3)	—	(84.3)
Other comprehensive income	7.7	—	7.7
Total comprehensive loss	(76.6)	—	(76.6)
Stock and other incentive plans	1.9	—	1.9
March 31, 2018	$(485.0)	$0.2	$(484.8)
Comprehensive income
Net income	165.1	—	165.1
Other comprehensive income	9.1	—	9.1
Total comprehensive income	174.2	—	174.2
Stock and other incentive plans	4.5	—	4.5
Distributions to noncontrolling interest	—	(0.2)	(0.2)
June 30, 2018	$(306.3)	$—	$(306.3)
Comprehensive income (loss)
Net income	437.8	—	437.8
Other comprehensive loss	(221.2)	—	(221.2)
Total comprehensive income	216.6	—	216.6
Stock and other incentive plans	3.5	—	3.5
September 30, 2018	$(86.2)	$—	$(86.2)

	(In Millions)
	Cliffs Shareholders’ Equity (Deficit)	Noncontrolling Interest (Deficit)	Total Equity (Deficit)
December 31, 2016	$(1,464.3)	$133.8	$(1,330.5)
Comprehensive loss
Net loss	(28.1)	(1.7)	(29.8)
Other comprehensive loss	(3.0)	(5.0)	(8.0)
Total comprehensive loss	(31.1)	(6.7)	(37.8)
Issuance of common shares	661.3	—	661.3
Stock and other incentive plans	4.0	—	4.0
March 31, 2017	$(830.1)	$127.1	$(703.0)
Comprehensive income (loss)
Net income (loss)	31.8	(1.7)	30.1
Other comprehensive income	4.9	0.4	5.3
Total comprehensive income (loss)	36.7	(1.3)	35.4
Stock and other incentive plans	4.3	—	4.3
Distributions to noncontrolling interest	—	(3.4)	(3.4)
June 30, 2017	$(789.1)	$122.4	$(666.7)
Comprehensive income
Net income (loss)	53.4	(0.5)	52.9
Other comprehensive income	2.3	5.7	8.0
Total comprehensive income	55.7	5.2	60.9
Stock and other incentive plans	5.2	—	5.2
Acquisition of noncontrolling interest	(89.1)	(15.9)	(105.0)
Distributions of partnership equity	(16.0)	(116.7)	(132.7)
Contributions by noncontrolling interest	—	5.2	5.2
September 30, 2017	$(833.3)	$0.2	$(833.1)

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ deficit:

	(In Millions)
	Changes in Pension and OPEB, net of tax	Changes in Foreign Currency Translation	Changes in Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income before reclassifications	0.5	0.7	0.4	1.6
Net loss (gain) reclassified from accumulated other comprehensive loss	6.2	—	(0.1)	6.1
March 31, 2018	$(257.2)	$226.1	$(0.2)	$(31.3)
Other comprehensive income before reclassifications	0.2	2.2	0.2	2.6
Net loss reclassified from accumulated other comprehensive loss	6.5	—	—	6.5
June 30, 2018	$(250.5)	$228.3	$—	$(22.2)
Other comprehensive income (loss) before reclassifications	0.3	(0.2)	0.2	0.3
Net loss (gain) reclassified from accumulated other comprehensive loss	6.5	(228.1)	0.1	(221.5)
September 30, 2018	$(243.7)	$—	$0.3	$(243.4)

	(In Millions)
	Changes in Pension and OPEB, net of tax	Changes in Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2016	$(260.6)	$239.3	$(21.3)
Other comprehensive income (loss) before reclassifications	3.3	(12.7)	(9.4)
Net loss reclassified from accumulated other comprehensive loss	6.4	—	6.4
March 31, 2017	$(250.9)	$226.6	$(24.3)
Other comprehensive loss before reclassifications	(0.1)	(1.5)	(1.6)
Net loss reclassified from accumulated other comprehensive loss	6.5	—	6.5
June 30, 2017	$(244.5)	$225.1	$(19.4)
Other comprehensive income (loss) before reclassifications	(18.7)	0.5	(18.2)
Net loss reclassified from accumulated other comprehensive loss	6.8	—	6.8
September 30, 2017	$(256.4)	$225.6	$(30.8)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ deficit:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of pension and OPEB liability:
Prior service credits	$(0.1)	$(0.2)	$(0.5)	$(0.4)	Other non-operating income
Net actuarial loss	6.6	7.0	19.7	20.1	Other non-operating income
	$6.5	$6.8	$19.2	$19.7

Changes in foreign currency translation:
Gain on foreign currency translation	$(228.1)	$—	$(228.1)	$—	Income from Discontinued Operations, net of tax
	$(228.1)	$—	$(228.1)	$—

Unrealized loss on derivative financial instruments:
Commodity contracts	$0.1	$—	$—	$—	Cost of goods sold and operating expenses
	$0.1	$—	$—	$—

Total reclassifications for the period, net of tax	$(221.5)	$6.8	$(208.9)	$19.7
NOTE 18 - RELATED PARTIES
One of our four operating mines is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of such co-owned mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. Our joint venture partners are often our customers. The following is a summary of the mine ownership of the co-owned iron ore mine at September 30, 2018:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenues from related parties	$392.4	$265.5	$863.8	$602.4
Total product revenues	$684.7	$530.7	$1,525.9	$1,195.0
Related party product revenue as a percent of total product revenue	57.3%	50.0%	56.6%	50.4%

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Balance Sheet Location	September 30, 2018	December 31, 2017
Amounts due from related parties	Accounts receivable, net	$73.5	$68.1
Customer supply agreement and provisional pricing agreements	Derivative assets	186.0	37.9
Amounts due to related parties	Partnership distribution payable	(43.1)	(44.2)
Amounts due to related parties	Other current liabilities	(5.5)	(12.3)
Amounts due to related parties	Other liabilities	—	(41.4)
Net amounts due from related parties		$210.9	$8.1
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement, the second of which was paid in August 2018 and the final of which is due August 2019. The remaining installment is reflected in Partnership distribution payable in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2018.
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from Continuing Operations	$199.8	$22.3	$415.8	$27.6
Loss from Continuing Operations Attributable to Noncontrolling Interest	—	0.5	—	3.9
Net Income from Continuing Operations Attributable to Cliffs Shareholders	$199.8	$22.8	$415.8	$31.5
Income from Discontinued Operations, net of tax	238.0	30.6	102.8	25.6
Net Income Attributable to Cliffs Shareholders	$437.8	$53.4	$518.6	$57.1
Weighted Average Number of Shares:
Basic	297.9	296.1	297.6	285.8
Convertible Senior Notes	8.0	—	1.9	—
Employee Stock Plans	4.3	5.0	4.0	4.7
Diluted	310.2	301.1	303.5	290.5
Income per Common Share Attributable to Cliffs Common Shareholders - Basic:
Continuing operations	$0.67	$0.08	$1.40	$0.11
Discontinued operations	0.80	0.10	0.35	0.09
	$1.47	$0.18	$1.75	$0.20
Income per Common Share Attributable to Cliffs Common Shareholders - Diluted:
Continuing operations	$0.64	$0.08	$1.37	$0.11
Discontinued operations	0.77	0.10	0.34	0.08
	$1.41	$0.18	$1.71	$0.19
NOTE 20 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio. In total, we expect to spend approximately $700 million on the HBI production plant, exclusive of construction-related contingencies and capitalized interest through 2020. Through September 30, 2018, we have entered into contracts and purchase orders for approximately $520 million of the total capital investment for the HBI production plant, of which a total of approximately $130 million has been expended project-to-date, including deposits. We expect expenditures of approximately $60 million during the remaining three months of 2018. Of the remaining committed capital, expenditures of approximately $360 million and $150 million are expected to be made during 2019 and 2020, respectively.
As of September 30, 2018, we did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the paragraph above and previously disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included on Form 10-K for the year ended December 31, 2017.

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
Currently, we have recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following legal matters:
Bluestone Litigation. On April 7, 2017, the Company was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia.  The Amended Complaint alleges that the defendants deviated from plans authorized by plaintiffs and U.S. Mine Safety and Health Administration in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine. Plaintiffs further allege negligence and trespass in the drilling of the borehole and claim compensatory and punitive damages due to flooding. On October 3, 2018, the parties reached a settlement in full, and the Court entered an order dismissing the case with prejudice subject to reopening on good cause shown within 90 days. On October 14, 2018, Mission Coal Company, LLC and ten of its affiliates, including Pinnacle Mining Company, LLC, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. We are reviewing this bankruptcy petition, but do not believe it will have a material adverse effect on our settlement.
Michigan Electricity Matters. On February 19, 2015, in connection with various proceedings before FERC with respect to certain cost allocations for continued operation of the Presque Isle Power Plant in Marquette, Michigan, FERC issued an order directing MISO to submit a revised methodology for allocating SSR costs that identified the load serving entities that require the operation of SSR units at the power plant for reliability purposes.  On September 17, 2015, FERC issued an order conditionally approving MISO’s revised allocation methodology. On September 22, 2016, FERC denied requests for rehearing of the February 19 order, rejecting arguments that FERC did not have the authority to order refunds in a cost allocation case and to impose retroactive surcharges to effectuate such refunds. FERC, however, suspended any refunds and surcharges pending its review of a July 25, 2016 ALJ initial decision on the appropriate amount of SSR compensation. This suspension was ultimately lifted after FERC’s Order on Initial Decision of October 19, 2017, affirming in part and reversing in part certain aspects of the ALJ’s decision, and FERC’s order on February 28, 2018, directing that refunds and surcharges be effectuated over a ten-month period beginning on the date of the order. Our current estimate of the potential liability to the Empire and Tilden mines is $13.0 million in the aggregate, based on a schedule of anticipated surcharges (including interest) for the Escanaba, White Pine and Presque Isle SSRs from Empire and Tilden's electricity supplier.  During the nine months ended September 30, 2018, Tilden and Empire made payments on invoiced surcharges totaling $4.2 million. Separate from these SSR compensation issues, Tilden and Empire, along with various Michigan-aligned parties, filed petitions for review regarding allocation and non-cost SSR issues with the U.S. Court of Appeals for the D.C. Circuit. On July 31, 2018, the Court of Appeals denied the petitions, ruling that FERC had authority to order refunds and corresponding surcharges under the Federal Power Act.  The Michigan-aligned parties filed a Petition for Rehearing En Banc on September 12, 2018. Tilden and Empire decided not to further participate in the matter by way of a Petition for Rehearing En Banc or appeal to the U.S. Supreme Court. As of September 30, 2018, $8.8 million is included in our Statements of Unaudited Condensed Consolidated Financial Position as part of Accrued expenses for the remaining portion of this estimated liability.
Additionally, we previously recorded a liability in the Statements of Unaudited Condensed Consolidated Financial Position related to the following matter, in which a settlement was reached during the period ended June 30, 2018:

CCAA Proceedings. Effective January 27, 2015, following the commencement of CCAA proceedings for the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations.  Additionally, on May 20, 2015, the Wabush Group commenced CCAA proceedings which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated.  As a result of this action, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations.
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business.  The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements.  Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value.  As of September 30, 2018, we had no amounts outstanding classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position in accordance with the Amended Plan, as defined and described below.  As of December 31, 2017, we had $51.6 million classified as Loans to and accounts receivable from the Canadian Entities in the Statements of Unaudited Condensed Consolidated Financial Position.
During 2017, we became aware that it was probable the Monitor would assert a preference claim against us and/or certain of our affiliates.  We estimated a liability, which included the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Unaudited Condensed Consolidated Financial Position.  As described below, the estimated liability has been settled pursuant to the Amended Plan.
During March 2018, we entered into a restructuring term sheet with the Bloom Lake Group and the Wabush Group that documents the proposed terms of a plan of compromise or arrangement in the CCAA proceedings to be sponsored by us as negotiated between us and the Monitor.  By order of the Québec Superior Court of Justice (Commercial Division) (the “Court”) dated April 20, 2018, the Bloom Lake Group and the Wabush Group were authorized to file a joint plan of compromise and arrangement dated April 16, 2018 (the “Original Plan”). Following discussions with various stakeholder groups, the Original Plan was amended by order of the Court dated May 18, 2018. The Bloom Lake Group and the Wabush Group were authorized to file the amended and restated joint plan of compromise and arrangement dated May 16, 2018 (as same may be further amended from time to time, the “Amended Plan”).  The Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018 (the “Sanction Order”). In addition, the Bloom Lake Group and the Wabush Group brought a motion before the Court on July 30, 2018 seeking to make further amendments to the Amended Plan to address the manner in which certain distributions under the Amended Plan will be effected.
On July 31, 2018, the conditions precedent to the implementation of the Amended Plan were satisfied and the Amended Plan was implemented.
Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries made a C$19.0 million cash contribution to the Wabush Group pension plans and will contribute into the CCAA estate any remaining distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors.  The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolved those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.
The net financial impact of the Amended Plan has been recorded in our financial statements.
NOTE 21 - SUBSEQUENT EVENTS
On October 5, 2018, we redeemed the entirety of our outstanding Senior Notes Due 2020. The aggregate principal amount outstanding of the Senior Notes Due 2020 was approximately $211 million. Pursuant to the terms of the indenture governing the Senior Notes Due 2020, approximately $218 million in the aggregate, including make-whole premiums and accrued and unpaid interest to, but not including, the redemption date, was paid to holders of the Senior Notes Due 2020.
We reached an agreement with the USW for a new four-year labor contract that is effective as of October 1, 2018. The new contract will cover approximately 1,800 of our USW-represented workers at the Tilden and Empire mines in Michigan, and the United Taconite and Hibbing Taconite mines in Minnesota. The new labor contract was ratified on October 11, 2018.

On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividend will be payable on January 15, 2019, to shareholders of record as of the close of business on January 4, 2019. The Board of Directors determined that the cash dividend may be paid out of capital surplus.

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
The following presents the unaudited condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of September 30, 2018 and December 31, 2017. The unaudited condensed consolidating financial information is presented as if the Guarantor structure at September 30, 2018 existed for all periods presented. As a result, the Guarantor subsidiaries within the unaudited condensed consolidating financial information as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 include results of subsidiaries that were previously less than wholly-owned and were historically non-guarantors until 100% ownership was obtained.
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

Unaudited Condensed Consolidating Statement of Financial Position
As of September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892.5	$1.9	$2.7	$—	$897.1
Accounts receivable, net	7.8	137.4	0.1	(3.9)	141.4
Inventories	—	187.9	—	—	187.9
Supplies and other inventories	—	88.2	—	—	88.2
Income tax receivable	110.1	—	0.2	—	110.3
Derivative assets	0.2	190.6	—	—	190.8
Current assets of discontinued operations	—	—	16.1	—	16.1
Other current assets	7.9	10.3	0.6	—	18.8
TOTAL CURRENT ASSETS	1,018.5	616.3	19.7	(3.9)	1,650.6
PROPERTY, PLANT AND EQUIPMENT, NET	14.3	1,079.7	50.8	—	1,144.8
OTHER ASSETS
Deposits for property, plant and equipment	—	80.0	14.6	—	94.6
Income tax receivable	109.9	3.7	—	—	113.6
Investment in subsidiaries	1,325.5	38.3	—	(1,363.8)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	8.5	111.2	1.7	—	121.4
TOTAL OTHER ASSETS	1,443.9	233.2	137.6	(1,485.1)	329.6
TOTAL ASSETS	$2,476.7	$1,929.2	$208.1	$(1,489.0)	$3,125.0
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4.1	$136.5	$4.1	$(3.9)	$140.8
Accrued expenses	16.7	78.2	0.2	—	95.1
Accrued interest	26.2	—	—	—	26.2
Partnership distribution payable	—	43.1	—	—	43.1
Current liabilities of discontinued operations	4.0	—	10.2	—	14.2
Other current liabilities	1.8	57.7	1.8	—	61.3
TOTAL CURRENT LIABILITIES	52.8	315.5	16.3	(3.9)	380.7
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	64.3	415.1	(254.4)	—	225.0
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	147.6	26.8	—	174.4
LONG-TERM DEBT	2,300.0	—	—	—	2,300.0
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	9.3	—	9.3
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	24.4	96.9	0.5	—	121.8
TOTAL LIABILITIES	2,562.8	975.1	(201.5)	(125.2)	3,211.2
EQUITY
TOTAL CLIFFS SHAREHOLDERS' EQUITY (DEFICIT)	(86.1)	954.1	409.6	(1,363.8)	(86.2)
TOTAL EQUITY (DEFICIT)	(86.1)	954.1	409.6	(1,363.8)	(86.2)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,476.7	$1,929.2	$208.1	$(1,489.0)	$3,125.0

Unaudited Condensed Consolidating Statement of Financial Position
As of December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$948.9	$2.1	$27.3	$—	$978.3
Accounts receivable, net	4.5	102.9	—	(0.7)	106.7
Inventories	—	138.4	—	—	138.4
Supplies and other inventories	—	88.8	—	—	88.8
Income tax receivable	11.4	1.9	—	—	13.3
Derivative assets	—	37.9	—	—	37.9
Current assets of discontinued operations	—	—	118.5	—	118.5
Loans to and accounts receivable from the Canadian Entities	44.7	6.9	—	—	51.6
Other current assets	5.0	5.6	0.5	—	11.1
TOTAL CURRENT ASSETS	1,014.5	384.5	146.3	(0.7)	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	17.5	965.5	50.8	—	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	—	8.2	9.6	—	17.8
Income tax receivable	235.3	—	—	—	235.3
Non-current assets of discontinued operations	—	—	20.3	—	20.3
Investment in subsidiaries	1,024.3	29.9	—	(1,054.2)	—
Long-term intercompany notes	—	—	242.0	(242.0)	—
Other non-current assets	7.8	91.8	2.0	—	101.6
TOTAL OTHER ASSETS	1,267.4	129.9	273.9	(1,296.2)	375.0
TOTAL ASSETS	$2,299.4	$1,479.9	$471.0	$(1,296.9)	$2,953.4
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7.1	$92.3	$0.8	$(0.7)	$99.5
Accrued expenses	19.0	59.9	0.2	—	79.1
Accrued interest	31.4	—	—	—	31.4
Contingent claims	55.6	—	—	—	55.6
Partnership distribution payable	—	44.2	—	—	44.2
Current liabilities of discontinued operations	—	—	75.0	—	75.0
Other current liabilities	2.1	63.5	1.8	—	67.4
TOTAL CURRENT LIABILITIES	115.2	259.9	77.8	(0.7)	452.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	66.4	430.6	(239.3)	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	140.6	27.1	—	167.7
LONG-TERM DEBT	2,304.2	—	—	—	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	52.2	—	52.2
LONG-TERM INTERCOMPANY NOTES	242.0	—	—	(242.0)	—
OTHER LIABILITIES	15.7	147.2	0.6	—	163.5
TOTAL LIABILITIES	2,743.5	978.3	(81.6)	(242.7)	3,397.5
EQUITY
TOTAL CLIFFS SHAREHOLDERS' EQUITY (DEFICIT)	(444.1)	501.6	552.4	(1,054.2)	(444.3)
NONCONTROLLING INTEREST	—	—	0.2	—	0.2
TOTAL EQUITY (DEFICIT)	(444.1)	501.6	552.6	(1,054.2)	(444.1)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,299.4	$1,479.9	$471.0	$(1,296.9)	$2,953.4

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$684.7	$—	$—	$684.7
Freight and venture partners' cost reimbursements	—	57.1	—	—	57.1
	—	741.8	—	—	741.8
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(480.2)	—	—	(480.2)
SALES MARGIN	—	261.6	—	—	261.6
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(23.1)	(6.7)	(0.3)	—	(30.1)
Miscellaneous – net	—	(5.5)	(0.5)	—	(6.0)
	(23.1)	(12.2)	(0.8)	—	(36.1)
OPERATING INCOME (LOSS)	(23.1)	249.4	(0.8)	—	225.5
OTHER INCOME (EXPENSE)
Interest expense, net	(29.2)	(0.4)	0.1	—	(29.5)
Other non-operating income (expense)	(0.9)	0.1	5.1	—	4.3
	(30.1)	(0.3)	5.2	—	(25.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53.2)	249.1	4.4	—	200.3
INCOME TAX EXPENSE	(0.3)	—	(0.2)	—	(0.5)
EQUITY IN INCOME OF SUBSIDIARIES	471.0	4.7	—	(475.7)	—
INCOME FROM CONTINUING OPERATIONS	417.5	253.8	4.2	(475.7)	199.8
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	20.3	12.9	204.8	—	238.0
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$437.8	$266.7	$209.0	$(475.7)	$437.8
OTHER COMPREHENSIVE INCOME (LOSS)	(221.2)	6.1	(230.5)	224.4	(221.2)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$216.6	$272.8	$(21.5)	$(251.3)	$216.6

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$530.7	$—	$—	$530.7
Freight and venture partners' cost reimbursements	—	66.0	—	—	66.0
	—	596.7	—	—	596.7
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(438.9)	—	—	(438.9)
SALES MARGIN	—	157.8	—	—	157.8
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(18.7)	(4.3)	(0.8)	—	(23.8)
Miscellaneous – net	(1.4)	(4.1)	0.2	—	(5.3)
	(20.1)	(8.4)	(0.6)	—	(29.1)
OPERATING INCOME (LOSS)	(20.1)	149.4	(0.6)	—	128.7
OTHER INCOME (EXPENSE)
Interest expense, net	(27.8)	—	0.2	—	(27.6)
Loss on extinguishment of debt	(88.6)	—	—	—	(88.6)
Other non-operating income (expense)	(1.0)	(0.6)	4.2	—	2.6
	(117.4)	(0.6)	4.4	—	(113.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(137.5)	148.8	3.8	—	15.1
INCOME TAX BENEFIT (EXPENSE)	7.3	—	(0.1)	—	7.2
EQUITY IN INCOME OF SUBSIDIARIES	150.5	3.5	—	(154.0)	—
INCOME FROM CONTINUING OPERATIONS	20.3	152.3	3.7	(154.0)	22.3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	33.1	0.2	(2.7)	—	30.6
NET INCOME	53.4	152.5	1.0	(154.0)	52.9
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	0.5	—	—	0.5
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$53.4	$153.0	$1.0	$(154.0)	$53.4
OTHER COMPREHENSIVE INCOME (LOSS)	2.3	(84.3)	1.8	82.5	2.3
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$55.7	$68.7	$2.8	$(71.5)	$55.7

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,525.9	$—	$—	$1,525.9
Freight and venture partners' cost reimbursements	—	110.2	—	—	110.2
	—	1,636.1	—	—	1,636.1
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,028.5)	—	—	(1,028.5)
SALES MARGIN	—	607.6	—	—	607.6
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(62.9)	(17.8)	(0.7)	—	(81.4)
Miscellaneous – net	(0.4)	(14.4)	(1.4)	—	(16.2)
	(63.3)	(32.2)	(2.1)	—	(97.6)
OPERATING INCOME (LOSS)	(63.3)	575.4	(2.1)	—	510.0
OTHER INCOME (EXPENSE)
Interest expense, net	(91.9)	(1.8)	0.6	—	(93.1)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other non-operating income (expense)	(2.6)	0.8	14.9	—	13.1
	(94.3)	(1.0)	15.5	—	(79.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(157.6)	574.4	13.4	—	430.2
INCOME TAX EXPENSE	(13.8)	(0.2)	(0.4)	—	(14.4)
EQUITY IN INCOME OF SUBSIDIARIES	665.7	13.8	—	(679.5)	—
INCOME FROM CONTINUING OPERATIONS	494.3	588.0	13.0	(679.5)	415.8
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	24.3	12.8	65.7	—	102.8
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$518.6	$600.8	$78.7	$(679.5)	$518.6
OTHER COMPREHENSIVE INCOME (LOSS)	(204.4)	18.0	(227.5)	209.5	(204.4)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$314.2	$618.8	$(148.8)	$(470.0)	$314.2

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,195.0	$—	$—	$1,195.0
Freight and venture partners' cost reimbursements	—	159.2	—	—	159.2
	—	1,354.2	—	—	1,354.2
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,002.7)	—	—	(1,002.7)
SALES MARGIN	—	351.5	—	—	351.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(57.9)	(14.4)	(3.2)	—	(75.5)
Miscellaneous – net	(2.3)	(13.3)	16.9	—	1.3
	(60.2)	(27.7)	13.7	—	(74.2)
OPERATING INCOME (LOSS)	(60.2)	323.8	13.7	—	277.3
OTHER INCOME (EXPENSE)
Interest expense, net	(99.8)	—	0.7	—	(99.1)
Loss on extinguishment of debt	(165.4)	—	—	—	(165.4)
Other non-operating income (expense)	(3.0)	(2.2)	12.8	—	7.6
	(268.2)	(2.2)	13.5	—	(256.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(328.4)	321.6	27.2	—	20.4
INCOME TAX BENEFIT (EXPENSE)	7.5	—	(0.3)	—	7.2
EQUITY IN INCOME OF SUBSIDIARIES	393.5	10.1	—	(403.6)	—
INCOME FROM CONTINUING OPERATIONS	72.6	331.7	26.9	(403.6)	27.6
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(15.5)	1.1	40.0	—	25.6
NET INCOME	57.1	332.8	66.9	(403.6)	53.2
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	3.9	—	—	3.9
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$57.1	$336.7	$66.9	$(403.6)	$57.1
OTHER COMPREHENSIVE INCOME (LOSS)	4.2	(67.8)	(17.5)	85.3	4.2
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$61.3	$268.9	$49.4	$(318.3)	$61.3

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(100.6)	$425.6	$(136.3)	$—	$188.7
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.1)	(110.2)	(0.1)	—	(111.4)
Deposits for property, plant and equipment	—	(78.1)	(5.2)	—	(83.3)
Intercompany investing	185.7	(6.3)	120.7	(300.1)	—
Proceeds on sale of assets	—	0.6	17.9	—	18.5
Other investing activities	—	2.5	—	—	2.5
Net cash provided (used) by investing activities	184.6	(191.5)	133.3	(300.1)	(173.7)
FINANCING ACTIVITIES
Debt issuance costs	(1.5)	—	—	—	(1.5)
Repurchase of debt	(16.3)	—	—	—	(16.3)
Distributions of partnership equity	—	(44.2)	—	—	(44.2)
Intercompany financing	(120.7)	(188.6)	9.2	300.1	—
Other financing activities	(1.9)	(1.5)	(42.3)	—	(45.7)
Net cash used by financing activities	(140.4)	(234.3)	(33.1)	300.1	(107.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2.3)	—	(2.3)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(56.4)	(0.2)	(38.4)	—	(95.0)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	(13.8)	—	(13.8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(56.4)	(0.2)	(24.6)	—	(81.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	948.9	2.1	27.3	—	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$892.5	$1.9	$2.7	$—	$897.1

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(162.9)	$293.9	$75.7	$—	$206.7
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.8)	(59.4)	(1.5)	—	(62.7)
Deposits for property, plant and equipment	—	(11.3)	(4.9)	—	(16.2)
Intercompany investing	160.6	(6.5)	(45.0)	(109.1)	—
Proceeds on sales of assets	—	2.2	—	—	2.2
Other investing activities	(7.7)	—	—	—	(7.7)
Net cash provided (used) by investing activities	151.1	(75.0)	(51.4)	(109.1)	(84.4)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	661.3	—	—	—	661.3
Proceeds from issuance of debt	1,057.8	—	—	—	1,057.8
Debt issuance costs	(12.0)	—	—	—	(12.0)
Repurchase of debt	(1,720.7)	—	—	—	(1,720.7)
Acquisition of noncontrolling interest	(105.0)	—	—	—	(105.0)
Distributions of partnership equity	—	(53.0)	—	—	(53.0)
Intercompany financing	45.0	(162.2)	8.1	109.1	—
Other financing activities	(0.6)	(3.8)	(12.6)	—	(17.0)
Net cash used by financing activities	(74.2)	(219.0)	(4.5)	109.1	(188.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3.7	—	3.7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(86.0)	(0.1)	23.5	—	(62.6)
LESS: INCREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	23.1	—	23.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86.0)	(0.1)	0.4	—	(85.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283.4	2.5	26.9	—	312.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197.4	$2.4	$27.3	$—	$227.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first eight months of 2018, the U.S. produced approximately 57 million metric tons of crude steel, a 4% increase compared to the same period in 2017, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 77% in the first eight months of 2018, compared to 75% during the same period in 2017. Through the first eight months of 2018, global crude steel production increased about 5% compared to the same period in 2017, driven by an approximate 6% increase in Chinese crude steel production.
The Platts 62% Price decreased 6% to an average price of $69 per metric ton for the nine months ended September 30, 2018, compared to the same period in 2017. Changes in the iron ore price impact our revenue rates, but the price of the commodity and our realized rate are not fully correlated. Pricing mechanisms in our contracts reference this metric, but our prices are somewhat protected from potential volatility given that it is just one of many of the inputs used in contract pricing formulas. While iron ore pricing over the past six months has remained stable, we recognize that changes in behavior of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term.
The Atlantic Basin pellet premium, another important pricing factor in our contracts, averaged $58 per metric ton for the first nine months of 2018, a 30% increase compared to the same period in 2017. We believe the supply-demand dynamics of this market will continue to be favorable for us. Heightened demand for iron ore pellets is a result of rapidly increasing Chinese demand for the most productive and environmentally friendly feedstock. Iron ore pellets remain scarce in the international market and new capacity is unlikely to come online in the near term due to the time and expense required to do so. We believe this scarcity will support and potentially increase these multi-year high premiums for pellet products in the foreseeable future.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in a customer's supply agreement, averaged $840 per net ton for the first nine months of 2018, 35% higher than the same period last year. The price of steel was impacted positively in the first nine months of 2018 by healthy U.S. manufacturing activity and inflation on major steel input costs, and the U.S. government's implementation of a 25% tariff on steel imports from many of its major trade counterparts. Because the United States is the largest importer of steel in the world, we believe these tariffs should not only alleviate some national security concerns, but also keep the prices for domestic hot-rolled coil steel elevated above historical averages for as long as they remain in place. As such, we remain positive on our outlook for the domestic steel market.
For the three and nine months ended September 30, 2018, our consolidated revenues were $741.8 million and $1,636.1 million, respectively, with net income from continuing operations per diluted share of $0.64 and $1.37, respectively. For the three and nine months ended September 30, 2017 our consolidated revenues were $596.7 million and $1,354.2 million, respectively, with net income from continuing operations per diluted share of $0.08 and $0.11, respectively.
Third Quarter 2018 Recent Developments
On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividend will be payable on January 15, 2019, to shareholders of record as of the close of business on January 4, 2019. The Board of Directors determined that the cash dividend may be paid out of capital surplus. We expect to continue to pay a dividend on a quarterly basis, subject to the approval of the Board of Directors. The timing and amount of future dividends will depend on the Board of Directors' assessment of our operations, financial condition, projected liabilities, compliance with any restrictions contained in agreements governing our debt, restrictions imposed by applicable law and other factors.
We reached an agreement with the USW for a new four-year labor contract that is effective as of October 1, 2018. The new contract will cover approximately 1,800 of our USW-represented workers at the Tilden and Empire mines in Michigan, and the United Taconite and Hibbing Taconite mines in Minnesota. The new labor contract was ratified on October 11, 2018.
On October 5, 2018, we redeemed the entirety of our outstanding Senior Notes Due 2020. The aggregate principal amount outstanding of the Senior Notes Due 2020 was approximately $211 million. Pursuant to the terms of the indenture governing the Senior Notes Due 2020, approximately $218 million in the aggregate, including make-whole premiums and accrued and unpaid interest to, but not including, the redemption date, was paid to holders of the Senior Notes Due 2020.
During August 2018, we completed a sale of substantially all of the remaining assets of our Asia Pacific Iron Ore business to Mineral Resources Limited. As a result of this transaction, our previously disclosed costs of closing the Australian operations were reduced by approximately $85 million. Included in this amount are asset retirement obligations assumed by Mineral Resources Limited. In addition, as a result of the liquidation of substantially all of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position of $228.1 million was reclassified and recognized as a gain in Income from Discontinued Operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations.
Results of Operations
The following is a summary of U.S. Iron Ore results for the three months ended September 30, 2018 and 2017:

	(In Millions)
			Changes due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2018	2017
Revenues from product sales and services	$741.8	$596.7	$99.7	$54.3	$—	$(8.9)	$145.1
Cost of goods sold and operating expenses	(480.2)	(438.9)	(13.5)	(38.2)	1.5	8.9	(41.3)
Sales margin	$261.6	$157.8	$86.2	$16.1	$1.5	$—	$103.8

	Three Months Ended September 30,
Per Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$105.65	$90.52	$15.13	16.7%
Cash cost of goods sold and operating expense rate[1,2]	62.54	60.79	1.75	2.9%
Depreciation, depletion & amortization	2.75	2.81	(0.06)	(2.1)%
Total cost of goods sold and operating expenses rate	65.29	63.60	1.69	2.7%
Sales margin	$40.36	$26.92	$13.44	49.9%

Sales tons[3] (In thousands)	6,481	5,863
Production tons[3] (In thousands)
Total	6,200	6,048
Cliffs’ share of total	4,719	4,265

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin was $261.6 million for the three months ended September 30, 2018, compared with $157.8 million for the three months ended September 30, 2017. Sales margin per long ton increased 49.9% to $40.36 during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.
Revenue increased by $154.0 million during the three months ended September 30, 2018, compared to the prior-year period, excluding the freight and reimbursements decrease of $8.9 million, driven by:

•
An increase in the average year-to-date realized product revenue rate of $15 per long ton or 16.7% during the three months ended September 30, 2018, compared to the same period in the previous year, which resulted in an increase of $100 million. This is predominantly due to:

◦
An increase in the estimated average annual daily market price for hot-rolled coil steel, which positively affected the realized revenue rate for current-year sales by $12 per long ton or $79 million during the third quarter of 2018; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $7 per long ton or $45 million.

◦	These increases were offset partially by:

▪	Higher index freight rates, a component in most of our contract pricing formulas, which negatively affected the realized revenue rate by $4 per long ton or $24 million; and

▪
Lower full-year estimated Platts 62% Price as of September 30, 2018, compared to the prior year full-year estimated Platts 62% Price, which negatively affected the realized revenue rate by $2 per long ton or $14 million.

•
Higher sales volume of 0.6 million long tons, which resulted in increased revenue of $54 million, predominantly due to increased demand from two customers resulting in two additional contracts that started during the current year.

Cost of goods sold and operating expenses increased $50.2 million during the three months ended September 30, 2018, excluding the freight and reimbursements decrease of $8.9 million, compared to the same period in 2017. This was predominantly as a result of an increase in sales volumes as discussed above, which resulted in increased costs of $38 million period-over-period.
Production
Our share of production increased by 10.6% for the three months ended September 30, 2018 when compared to the same period in 2017. The increase in production volume primarily is attributable to incremental tonnage of 0.3 million long tons as a result of the increase in ownership of Tilden to 100% in the third quarter of 2017, 0.1 million long tons due to increased productivity at United Taconite resulting from the Mustang project work that was occurring during the prior-year comparable period, and 0.1 million long tons at Tilden as a result of repairs and maintenance, which reduced production during the prior-year comparable period.

The following is a summary of U.S. Iron Ore results for the nine months ended September 30, 2018 and 2017:

	(In Millions)
			Changes due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2018	2017
Revenues from product sales and services	$1,636.1	$1,354.2	$263.1	$67.8	$—	$(49.0)	$281.9
Cost of goods sold and operating expenses	(1,028.5)	(1,002.7)	(28.8)	(48.3)	2.3	49.0	(25.8)
Sales margin	$607.6	$351.5	$234.3	$19.5	$2.3	$—	$256.1

	Nine Months Ended September 30,
Per Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$108.53	$89.91	$18.62	20.7%
Cash cost of goods sold and operating expense rate[1,2]	61.81	59.73	2.08	3.5%
Depreciation, depletion & amortization	3.50	3.73	(0.23)	(6.2)%
Total cost of goods sold and operating expenses rate	65.31	63.46	1.85	2.9%
Sales margin	$43.22	$26.45	$16.77	63.4%

Sales tons[3] (In thousands)	14,060	13,291
Production tons[3] (In thousands)
Total	19,060	18,353
Cliffs’ share of total	14,731	13,233

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
[3] Tons are long tons.
Sales margin was $607.6 million for the nine months ended September 30, 2018, compared with $351.5 million for the nine months ended September 30, 2017. Sales margin per long ton increased 63.4% to $43.22 in the first nine months of 2018 compared to the first nine months of 2017.
Revenue increased by $330.9 million during the nine months ended September 30, 2018, compared to the prior-year period, excluding the freight and reimbursements decrease of $49.0 million, driven by:

•
An increase in the average year-to-date realized product revenue rate of $19 per long ton or 20.7% during the nine months ended September 30, 2018, compared to the same period in the previous year, which resulted in an increase of $263 million. This is predominantly due to:

◦
An increase in the estimated average annual daily market price for hot-rolled coil steel, which positively affected both the realized revenue rate for current-year sales and the supplemental revenue associated with prior-period sales tons that will be consumed during 2018 and ultimately priced at the final full-year 2018 rate. These increases affected the realized revenue rate by $14 per long ton or $195 million during the first nine months of 2018; and

◦	Higher pellet premiums, which positively affected the realized revenue rate by $6 per long ton or $89 million; and

◦	Changes in customer and contract mix, which positively affected the realized revenue rate by $3 per long ton or $43 million.

◦	These increases were offset partially by:

▪	An increase in index freight rates, a component in most of our contract pricing formulas, which negatively affected the realized revenue rate by $3 per long ton or $41 million; and

▪
Lower full-year estimated Platts 62% Price as of September 30, 2018, compared to the prior year full-year estimated Platts 62% Price, which negatively affected the realized revenue rate by $3 per long ton or $37 million.

Cost of goods sold and operating expenses increased $74.8 million during the nine months ended September 30, 2018, excluding the freight and reimbursements decrease of $49.0 million, compared to the same period in 2017, predominantly as a result of:

•	An increase in sales volume of 0.8 million long tons, which resulted in increased costs of $48 million period-over-period; and

•
Unfavorable change in the full-year standard cost driven by higher employment-related and profit sharing costs of $23 million or $2 per long ton, increased royalties of $13 million or $1 per long ton and increased transportation rates of $9 million or $1 per long ton.

•	These increases were offset partially by a favorable impact to the full-year standard cost as a result of an expected LIFO layer liquidation of $19 million or $1 per long ton.
Production
Our share of production increased by 11.3% for the nine months ended September 30, 2018 when compared to the same period in 2017. The increase in production volume primarily is attributable to incremental tonnage of 0.9 million long tons as a result of the increase in ownership of Tilden to 100% in the third quarter of 2017, and incremental tonnage of 0.4 million long tons due to lower production during the prior-year comparable period at Northshore as a result of the timing of scheduled annual maintenance shut-downs.
Other Operating Income (Expense)
The following is a summary of Other operating income (expense):

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance Favorable/ (Unfavorable)	2018	2017	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(30.1)	$(23.8)	$(6.3)	$(81.4)	$(75.5)	$(5.9)
Miscellaneous – net	(6.0)	(5.3)	(0.7)	(16.2)	1.3	(17.5)
	$(36.1)	$(29.1)	$(7.0)	$(97.6)	$(74.2)	$(23.4)
Selling, general and administrative expenses for the three and nine months ended September 30, 2018, had an unfavorable variance of $6.3 million and $5.9 million, respectively, from the comparable periods in 2017, primarily due to increased employment costs, including incentive-based compensation.

The following is a summary of Miscellaneous – net:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance Favorable/ (Unfavorable)	2018	2017	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$(0.2)	$(1.3)	$1.1	$(0.7)	$14.0	$(14.7)
Empire idle costs	(4.5)	(5.2)	0.7	(14.1)	(17.7)	3.6
Impairment of long-lived assets	(1.1)	—	(1.1)	(1.1)	—	(1.1)
Other	(0.2)	1.2	(1.4)	(0.3)	5.0	(5.3)
	$(6.0)	$(5.3)	$(0.7)	$(16.2)	$1.3	$(17.5)
Miscellaneous – net for the three and nine months ended September 30, 2018, had an unfavorable variance of $0.7 million and $17.5 million, respectively, from the comparable periods in 2017. For the nine months ended September 30, 2017, there was a favorable impact of $14.7 million due to a change in foreign exchange remeasurement of intercompany loans that was not recurring in the current year.
Other Income (Expense)
The following is a summary of Other income (expense):

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance Favorable/ (Unfavorable)	2018	2017	Variance Favorable/ (Unfavorable)
Interest expense, net	$(29.5)	$(27.6)	$(1.9)	$(93.1)	$(99.1)	$6.0
Gain (loss) on extinguishment of debt	—	(88.6)	88.6	0.2	(165.4)	165.6
Other non-operating income	4.3	2.6	1.7	13.1	7.6	5.5
	$(25.2)	$(113.6)	$88.4	$(79.8)	$(256.9)	$177.1
Interest expense, net for the three months ended September 30, 2018 had an unfavorable variance of $1.9 million versus the comparable prior-year period, predominantly as a result of the issuance of 5.75% 2025 Senior Notes, 4.875% 2024 Senior Notes and 1.50% 2025 Convertible Senior Notes in the second half of 2017. The increase in Interest expense, net was partially offset by the redemption in full of all of our outstanding First Lien Notes in the second half of 2017 and an incrementally favorable variance of $3.7 million attributable to interest income from our commercial paper and certificates of deposit.
Interest expense, net for the nine months ended September 30, 2018 had a favorable variance of $6.0 million versus the comparable prior-year periods, predominantly as a result of the debt restructuring activities that occurred throughout 2017, including the redemption in full of all of our outstanding First Lien Notes and Second Lien Notes. In addition, there was a $9.0 million incrementally favorable variance attributable to interest income from our commercial paper and certificates of deposit. These favorable variances were offset partially by an increase in expense from the issuance of our 5.75% 2025 Senior Notes, 4.875% 2024 Senior Notes and 1.50% 2025 Convertible Senior Notes in the second half of 2017.
The loss on extinguishment of debt of $88.6 million and $165.4 million for the three and nine months ended September 30, 2017, respectively, primarily related to the repurchase of certain of our senior notes and the redemption in full of all of our outstanding First Lien Notes, 1.5 Lien Notes and Second Lien Notes.

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

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Income tax benefit (expense)	$(0.5)	$7.2	$(7.7)	$(14.4)	$7.2	$(21.6)
Effective tax rate	0.2%	(47.7)%	47.9%	3.3%	(35.2)%	38.5%
Our tax provision for the three months ended September 30, 2018 was an expense of $0.5 million and a 0.2% effective tax rate compared with a benefit of $7.2 million and a negative 47.7% effective tax rate for the comparable prior-year period. Our tax provision for the nine months ended September 30, 2018 was an expense of $14.4 million and a 3.3% effective tax rate compared with a $7.2 million benefit and a negative 35.2% effective tax rate for the comparable prior-year period. The difference in the effective rate and income tax expense from the comparable prior-year periods is primarily related to discrete items recorded in each period.
For the three and nine months ended September 30, 2018, we recorded discrete items that resulted in an income tax expense of $0.2 million and $13.9 million, respectively. For the nine months ended September 30, 2018, the $13.9 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. The $14.5 million current year expense is a reduction of an asset and will not result in a cash tax outlay. For the three and nine months ended September 30, 2017, we recorded discrete items that resulted in a benefit of $5.9 million and $5.8 million, respectively.
Our 2018 estimated annual effective tax rate before discrete items is 0.1%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations and the reversal of valuation allowance from operations in the current year.
Income from Discontinued Operations, net of tax
During the three and nine months ended September 30, 2018, we recorded income of $238.0 million and $102.8 million, respectively, within Income from Discontinued Operations, net of tax, primarily due to the exit from our Asia Pacific Iron Ore operations. Net income attributable to Asia Pacific Iron Ore was $242.3 million and $117.6 million for the three and nine months ended September 30, 2018, respectively. As a result of the liquidation of substantially all of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position of $228.1 million was reclassified and recognized as a gain in Income from Discontinued Operations, net of tax.
During the three and nine months ended September 30, 2017, we recorded income of $30.6 million and $25.6 million, respectively, within Income from Discontinued Operations, net of tax. During the three months ended September 30, 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings. As part of this transaction, we were required to fund the buyer's financial assurance shortfall of $7.7 million in order to complete the conveyance of the environmental remediation obligations to the buyer, which released us from our guarantees and resulted in a net gain of $31.4 million in Income from Discontinued Operations, net of tax.  During the nine months ended September 30, 2017, income from our Asia Pacific Iron Ore operations was $39.2 million, which was partially offset by the losses incurred by the Canadian entities. During the nine months ended September 30, 2017, the Canadian entities generated a net loss of $10.6 million as a result of the recording of an estimated liability related to the probable assertion of a preference claim against us and/or our affiliates, partially offset by the aforementioned gain from the sale of Wabush Scully Mine and the release from prior guarantees.
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

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$437.8	$52.9	$518.6	$53.2
Less:
Interest expense, net	(29.7)	(28.9)	(95.5)	(103.1)
Income tax benefit (expense)	(0.5)	7.6	(14.4)	6.8
Depreciation, depletion and amortization	(19.2)	(21.5)	(68.6)	(66.3)
EBITDA	$487.2	$95.7	$697.1	$215.8
Less:
Impact of discontinued operations	$238.2	$34.8	$120.4	$41.3
Foreign exchange remeasurement	(0.2)	(1.3)	(0.7)	14.0
Gain (loss) on extinguishment of debt	—	(88.6)	0.2	(165.4)
Impairment of long-lived assets	(1.1)	—	(1.1)	—
Adjusted EBITDA	$250.3	$150.8	$578.3	$325.9

EBITDA
U.S. Iron Ore	$273.1	$168.9	$641.6	$381.8
Corporate and Other	214.1	(73.2)	55.5	(166.0)
Total EBITDA	$487.2	$95.7	$697.1	$215.8

Adjusted EBITDA:
U.S. Iron Ore	$279.5	$174.2	$657.9	$399.8
Corporate and Other	(29.2)	(23.4)	(79.6)	(73.9)
Total Adjusted EBITDA	$250.3	$150.8	$578.3	$325.9
EBITDA increased $391.5 million and $481.3 million for the three and nine months ended September 30, 2018, respectively, on a consolidated basis from the comparable periods in 2017. The favorable variance in EBITDA for the three months ended September 30, 2018 was driven primarily by a favorable impact from discontinued operations of $238.2 million and an increase in sales margin of $103.8 million compared to the prior-year period. The favorable variance in EBITDA for the nine months ended September 30, 2018 was driven primarily by an increase in sales margin of $256.1 million compared to the prior-year period and a favorable impact from discontinued operations of $120.4 million.
Adjusted EBITDA increased $99.5 million and $252.4 million for the three and nine months ended September 30, 2018, respectively, from the comparable period in 2017. The favorable variance in Adjusted EBITDA for the three and nine months ended September 30, 2018 was driven by an increase in sales margin of $103.8 million and $256.1 million, respectively, compared to the prior-year periods.
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

During the first nine months of 2018, we took action consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. We have remained focused on protecting our core U.S. Iron Ore business based on our plan to allocate capital to both sustaining our existing operations and our two major capital projects: the HBI plant in Toledo, Ohio and the upgrade to the Northshore plant to replace up to 3.5 million long tons of blast furnace pellet production with DR-grade pellet production. Additionally, we have employed a strategy to mitigate our costs as we exited the Asia Pacific Iron Ore operations, including the completion of two sales of substantially all remaining assets of the operations and have taken additional steps to reduce our long-term debt.
Based on our outlook for the next 12 months, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations, service our debt obligations and fund dividend distributions.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the nine months ended September 30, 2018 and 2017 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $188.7 million and $206.7 million for the nine months ended September 30, 2018 and 2017, respectively. The incremental decrease in cash provided by operating activities during the first nine months of 2018 was primarily due to the increase in accounts receivable and derivative assets on sales that have not yet been collected, which was offset partially by other working capital changes and improved operating results previously discussed related to U.S. Iron Ore.
Our U.S. cash and cash equivalents balance at September 30, 2018 was $895.6 million, or approximately 99.8% of our consolidated total cash and cash equivalents balance of $897.1 million. Additionally, we had a cash balance at September 30, 2018 of $15.6 million classified as part of Current assets of discontinued operations in the Statements of Unaudited Condensed Consolidated Financial Position, which will be utilized to support our exit from Australia.
Investing Activities
Net cash used by investing activities was $173.7 million for the nine months ended September 30, 2018, compared with $84.4 million for the comparable period in 2017. We spent approximately $45 million and $74 million on expenditures related to sustaining capital during the nine months ended September 30, 2018 and 2017, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health. Additionally, during the first nine months of 2018, we had cash outflows, including deposits, of approximately $120 million on development of the HBI production plant in Toledo, Ohio and approximately $30 million on the upgrades at Northshore Mine.
We anticipate total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during the next twelve months to be approximately $510 million. Included within this estimate is approximately $110 million for sustaining capital, $340 million related to development of the HBI production plant in Toledo, Ohio and approximately $60 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. In total, we expect to spend approximately $700 million on the HBI production plant and $90 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.
Financing Activities
Net cash used by financing activities in the first nine months of 2018 was $107.7 million, compared to $188.6 million for the comparable period in 2017. Uses of cash for financing activities during the first nine months of 2018 included cash payments of $44.2 million for the second of three annual installments related to an agreement to distribute the net assets of the noncontrolling interest in Empire in exchange for the remaining interest in Empire, $43.2 million for repayments of lease liabilities and $16.3 million to purchase $16.5 million aggregate principal amount of our outstanding senior notes.
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
On October 5, 2018, we redeemed the entirety of our outstanding Senior Notes Due 2020. The aggregate principal amount outstanding of the Senior Notes Due 2020 was approximately $211 million. Pursuant to the terms of the indenture governing the Senior Notes Due 2020, approximately $218 million in the aggregate, including make-whole premiums and accrued and unpaid interest to, but not including, the redemption date, was paid to holders of the Senior Notes Due 2020.
On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividend will be payable on January 15, 2019, to shareholders of record as of the close of business on January 4, 2019. The Board of Directors determined that the cash dividend may be paid out of capital surplus. We expect to continue to pay a dividend on a quarterly basis, subject to the approval of the Board of Directors. The timing and amount of future dividends will depend on the Board of Directors' assessment of our operations, financial condition, projected liabilities, compliance with any restrictions contained in agreements governing our debt, restrictions imposed by applicable law and other factors.
Capital Resources
The following represents a summary of key liquidity measures:

	(In Millions)
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$897.1	$978.3
Cash and cash equivalents included within current assets of discontinued operations	15.6	29.4
Total cash and cash equivalents	$912.7	$1,007.7

Available borrowing base on ABL Facility[1]	$368.4	$273.2
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(37.7)	(46.5)
Borrowing capacity available	$330.7	$226.7

[1] The ABL Facility had a maximum borrowing base of $450 million and $550 million at September 30, 2018 and December 31, 2017, respectively, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $912.7 million as of September 30, 2018, cash generated by our business and availability under the ABL Facility. The combination of cash and availability under the ABL Facility gives us $1,243.4 million in liquidity entering the fourth quarter of 2018, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of September 30, 2018, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Unaudited Condensed Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments and minimum railroad transportation commitments; financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees; and operating leases, which relate primarily to equipment and office space.

Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices, foreign currency exchange rates and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of a single product, iron ore pellets, in the North American market. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore, hot-rolled coil steel and iron ore pellet premiums. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. At September 30, 2018, we had derivative assets of $186.0 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the September 30, 2018 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $19.5 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Provisional Pricing Arrangements
Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At September 30, 2018, we had derivative assets and liabilities of $4.6 million and $5.7 million, respectively, reflected as part of our revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in the Platts 62% Price from the September 30, 2018 estimated price recorded would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $16 million. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our operations consumed 12.9 million MMBtu’s of natural gas at an average delivered price of $3.36 per MMBtu during the first nine months of 2018. Additionally, our operations consumed 17.0 million gallons of diesel fuel at an average delivered price of $2.34 per gallon during the first nine months of 2018.
In the ordinary course of business, there may also be increases in prices relative to electricity costs at our U.S. mine sites. Specifically, Tilden has entered into large curtailable special contracts with Wisconsin Electric Power Company. Charges under those special contracts are subject to a power supply cost recovery mechanism that is based on variations in the utility's actual fuel and purchase power expenses.
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A full-year hedging program was implemented during the fourth quarter of 2017 in order to manage the price risk of natural gas at our U.S. Iron Ore mines. Additionally, during the third quarter of 2018, we began entering into forward hedge contracts to manage the price of diesel fuel at our U.S. Iron Ore mines. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. In the near term, a 10% change in the remaining three months from our current average year-to-date natural gas and diesel fuel prices would result in a change of approximately $3.1 million in our annual fuel and energy cost based on expected consumption for 2018.

Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of September 30, 2018, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
Outlook

2018 Outlook Summary
Per Long Ton Information	U.S. Iron Ore
Revenues from product sales and services[1]	$105 - $110

Cost of goods sold and operating expense rate	$69 - $74
Less:
Freight expense rate[2]	$8
Depreciation, depletion & amortization rate	$3
Cash cost of goods sold and operating expense rate	$58 - $63

Sales volume (million long tons)	21.0
Production volume (million long tons)	20.0
[1] This expectation is based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages.
[2] Freight has an offsetting amount in revenue and has no impact on sales margin.

U.S. Iron Ore Outlook (Long Tons)
Based on the assumption that iron ore prices, steel prices, and pellet premiums will average for the remainder of 2018 their respective year-to-date averages, we would realize USIO revenue rates in the range of $105 to $110 per long ton. This range remains consistent with the prior calculation as the year-to-date average increase in hot-rolled coil steel prices has been offset by higher freight rates.
Our full-year sales volume expectation of 21 million long tons and production volume expectation of 20 million long tons were each maintained.
Our full-year 2018 U.S. Iron Ore cash cost of goods sold and operating expense expectation is unchanged at $58 - $63 per long ton.
SG&A Expense and Other Expectations
Our full-year 2018 SG&A expense expectation of $115 million is being maintained. We also note that of the $115 million expectation, approximately $20 million is considered non-cash.
Our full-year 2018 net interest expense expectation was maintained at $120 million.
Full-year 2018 depreciation, depletion and amortization associated with U.S. Iron Ore and Corporate/Other is expected to be approximately $80 million.
Capital Expenditures
We provided the following updates to our 2018 capital expenditures budget:

•	the Toledo HBI Project spend expectation was reduced by $25 million to $175 million due to further development and refined timing of the project spending plan;

•	the sustaining capital expectation of $75 million was maintained; and

•	the Northshore Mine upgrade spend expectation of $50 million was maintained.
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

•	our ability to cost-effectively achieve planned production rates or levels, including at our HBI production plant;

•	our ability to successfully identify and consummate any strategic investments or development projects, including our HBI production plant;

•	the impact of our customers reducing their steel production due to increased market share of steel produced using other methods or lighter-weight steel alternatives;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	our ability to maintain appropriate relations with unions and employees;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	the ability of our customers and joint venture partners to meet their obligations to us on a timely basis or at all;

•	problems or uncertainties with productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry;

•	our ability to reach agreement with our customers regarding any modifications to sales contract provisions, renewals or new arrangements;

•	our actual levels of capital spending;

•	our level of indebtedness could limit cash flow available to fund working capital, capital expenditures, acquisitions and other general corporate purposes or ongoing needs of our business;

•	our ability to continue to pay cash dividends, and the amount and timing of any cash dividends;

•	availability of capital and our ability to maintain adequate liquidity;

•	changes in sales volume or mix;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

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

	(In Millions)
	U.S. Iron Ore
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold and operating expenses	$480.2	$438.9	$1,028.5	$1,002.7
Less:
Freight and reimbursements	57.1	66.0	110.2	159.2
Depreciation, depletion & amortization	17.8	16.5	49.2	49.6
Cash cost of goods sold and operating expenses	$405.3	$356.4	$869.1	$793.9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
CCAA Proceedings. Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the CCAA Proceedings concerning the Bloom Lake Group and the Wabush Group. Such description is incorporated by reference into this Item 1.
Bluestone Litigation. Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES of the notes to our condensed consolidated financial statements included in Item 1 of Part 1 of this report for a description of the Bluestone litigation concerning the Pinnacle Mining Company, LLC. Such description is incorporated by reference into this Item 1.
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. Cliffs and Cliffs Minnesota Land filed counterclaims against Mesabi Metallics, Chippewa Capital Partners ("Chippewa"), and Thomas M. Clarke ("Clarke"), for tortious interference and civil conspiracy, as well as additional claims against Chippewa and Clarke for aiding and abetting tortious interference and against Clarke for libel, for which we seek, among other things, damages and injunctive relief. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi's leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which is fully briefed. The parties have filed additional motions for partial summary judgment and motions to dismiss with respect to other pending claims and counterclaims. We believe the claims asserted against us are unmeritorious and intend to continue to vigorously defend any remaining claims in the lawsuit.
Seneca Coal Resources Litigation. We are a plaintiff in a lawsuit we filed against Seneca Coal Resources, LLC and others on December 20, 2016, alleging, among other things, breach of the Unit Purchase Agreement (“UPA”) dated December 22, 2015 wherein Seneca purchased certain of our coal properties. That dispute, which we amended to include claims of fraudulent transfers and violations of the Racketeer Influenced and Corrupt Organizations provisions of the Organized Crime Control Act of 1970 against individual defendants, including Clarke, is currently being litigated in Delaware Superior Court. On July 2, 2018, Seneca filed suit against us, a subsidiary of ours, and certain of our employees, in the Delaware Chancery Court, alleging that we failed to disclose certain liabilities in connection with the UPA and seeking monetary damages and, alternatively, reformation of the UPA. The lawsuit filed in Chancery Court asserts identical claims to those that Seneca filed as counterclaims in Delaware Superior Court on the same day, and the two cases will proceed as one consolidated matter in the Superior Court. We have filed motions to dismiss certain claims against us and to dismiss all claims against our employees individually. We believe the claims Seneca has asserted are unmeritorious and intend to vigorously defend this lawsuit and the related counterclaims. On October 14, 2018, Mission Coal Company, LLC and ten of its affiliates, including Seneca and certain of our former coal properties, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. We are reviewing the impact of this bankruptcy petition on our lawsuit.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of their respective state-issued Title V operating permits dating back to 2010.  EPA proposed, and we agreed to, a tolling agreement which targeted a completion of the enforcement action by December 6, 2018. Based on current information, we anticipate the final settlement for alleged exceedances at United Taconite to be resolved by consent decree with a civil cash penalty of less than $0.1 million and a supplemental environmental project. We anticipate the final settlement for alleged exceedances at Tilden and Empire to be resolved by consent decree with a total penalty of no more than $0.3 million and $0.15 million, respectively, to be comprised of a combination of cash penalty and a potential supplemental environmental project. This enforcement matter is not anticipated currently to have a material adverse impact on our business.
Wabush Pensioners Matter. On May 31, 2017, an action captioned Johnson, et al. v. Cliffs Mining Company, et al. was filed in the Supreme Court of Newfoundland and Labrador, Trial Division (General) (the "Newfoundland Court") under the Class Actions Act (Newfoundland) by certain former employees of Wabush Mines on behalf of all non-union employees and retirees of Wabush Mines, against the defendants Cliffs Natural Resources Inc., Cliffs Mining Company, and certain former and current officers, directors and employees (the "Salaried Employees Action"). The Salaried Employees Action sought, among other things, various declarations and damages relating to the “Contributory Salaried Plan for Salaried Employees of Wabush Mines, Cliffs Mining Company, Managing Agent, Arnaud Railway Company and Wabush Lake Railway Company, Limited”. On or about June 23, 2017, a separate action captioned Skinner, et al. v. Cliffs Mining Company, et al. was filed in the Newfoundland Court under the Class Actions Act (Newfoundland) by certain former employees of Wabush Mines on behalf of all unionized employees and retirees of Wabush Mines against the same defendants (the "Union Employees Action"). The Union Employees Action sought, among other things, declarations and damages relating to the "Pension Plan for Bargaining Unit Employees of Wabush Mines, Cliffs Mining Company, Managing Agent, Arnaud Railway Company and Wabush Lake Railway Company, Limited." On May 10, 2018, the parties reached a settlement of both the Salaried Employees Action and the Union Employees Action (together the "Employee Actions") which were implemented as part of the Amended Plan within the CCAA proceedings involving the Bloom Lake Group and the Wabush Group. Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries have made a C$19.0 million cash contribution to the Wabush Group pension plan and will contribute into the CCAA estate any distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors within the CCAA proceedings. Upon implementation of the Amended Plan on July 31, 2018, each of the Employee Actions was discontinued and the defendants in the Employee Actions were released from those claims contained in or which could have been raised in the Employee Actions.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2017, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2018	3,948	$10.15	—	$—
August 1 - 31, 2018	163	$9.92	—	$—
September 1 - 30, 2018	—	$—	—	$—
	4,111	$10.14	—	$—

[1] These shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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
10.1
*Eighth Amendment to Trust Agreement No. 5, between Cleveland-Cliffs Inc. (f/k/a Cliffs Natural Resources Inc.) and KeyBank National Association, entered into and effective as of August 24, 2018 (filed herewith)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 19, 2018 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of October 19, 2018 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 19, 2018 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 19, 2018 (filed herewith)

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

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	10/19/2018