Form 10-K
period 2018-12-31
CLEVELAND-CLIFFS INC.
filed 2019-02-08
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-8944
CLEVELAND-CLIFFS INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1464672
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 Public Square, Suite 3300, Cleveland, Ohio	44114-2315
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (216) 694-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.125 per share	New York Stock Exchange

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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐        Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES  ☐            NO  ☒
As of June 29, 2018, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $8.43 per share as reported on the New York Stock Exchange — Composite Index, was $2,487,099,883 (excluded from this figure are the voting shares beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 292,607,474 as of February 5, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2019 annual meeting of shareholders are incorporated by reference into Part III.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “A$” or “AUD” refer to Australian currency, “C$” to Canadian currency and “$” to United States currency.

Abbreviation or acronym	Term
A&R 2015 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan
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
EBITDA excluding certain items such as extinguishment/restructuring of debt, impacts of discontinued operations, foreign currency exchange remeasurement, impairment of other long-lived assets and intersegment corporate allocations of SG&A costs

AG	Autogenous Grinding
AK Steel	AK Steel Corporation (including its facilities in Ashland, Kentucky, Middletown, Ohio and Dearborn, Michigan)
Algoma	Algoma Steel Inc. (previously, Essar Steel Algoma Inc.)
Amended 2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan, as amended
APBO	Accumulated Postretirement Benefit Obligation
ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco GP, as well as, many other subsidiaries)
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its United States affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ALJ	Administrative Law Judge
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Updates
Atlantic Basin pellet premium	Platts Atlantic Blast Furnace 65% Fe pellet premium
Bloom Lake	The Bloom Lake Iron Ore Mine Limited Partnership
Bloom Lake Group	Bloom Lake General Partner Limited and certain of its affiliates, including Cliffs Quebec Iron Mining ULC
BNSF	Burlington Northern Santa Fe, LLC
Canadian Entities	Bloom Lake Group, Wabush Group and certain other wholly-owned subsidiaries
CCAA	Companies' Creditors Arrangement Act (Canada)
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFR	Cost and freight
CLCC	Cliffs Logan County Coal LLC
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
CO2	Carbon Dioxide
Compensation Committee	Compensation and Organization Committee of the Board of Directors
CPP	Clean Power Plan
Directors’ Plan	Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FERC	Federal Energy Regulatory Commission
FeT	Total Iron
FIP	Federal Implementation Plan
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended

Abbreviation or acronym	Term
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
HBI	Hot Briquetted Iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
IRC	Internal Revenue Code
IRS	Internal Revenue Service
Koolyanobbing	Collective term for the operating deposits at Koolyanobbing, Mount Jackson and Windarling
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
Long ton	2,240 pounds
LS&I	Lake Superior & Ishpeming Railroad Company
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
NAAQS	National Ambient Air Quality Standards
Net ton	2,000 pounds
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
Northshore	Northshore Mining Company
NPDES	National Pollutant Discharge Elimination System, authorized by the U.S. Clean Water Act
NYSE	New York Stock Exchange
OPEB	Other postretirement employment benefits
OPEB cap	Medical premium maximums
PBO	Projected benefit obligation
Pinnacle	Pinnacle Mining Company, LLC
Platts 62% Price	Platts IODEX 62% Fe Fines CFR North China
Preferred Share	7.00% Series A Mandatory Convertible Preferred Stock, Class A, without par value
S&P	Standard & Poor's Rating Services, a division of Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc., and its successors
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Securities Act	Securities Act of 1933, as amended
Seneca	Seneca Coal Resources, LLC
Silver Bay Power	Silver Bay Power Company
SIP	State Implementation Plan
SO2	Sulfur dioxide
STRIPS	Separate Trading of Registered Interest and Principal of Securities
Tilden	Tilden Mining Company L.C.
TMDL	Total Maximum Daily Load
Topic 606	ASC Topic 606, Revenue from Contracts with Customers
Topic 815	ASC Topic 815, Derivatives and Hedging
TRIR	Total Recordable Incident Rate
TSR	Total Shareholder Return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S. Steel Corporation and all subsidiaries
USW	United Steelworkers
VEBA	Voluntary Employee Benefit Association trusts
VWAP	Volume Weighted Average Price

Abbreviation or acronym	Term
Wabush	Wabush Mines Joint Venture
Wabush Group
Wabush Iron Co. Limited and Wabush Resources Inc., and certain of their affiliates, including Wabush Mines (an unincorporated joint venture of Wabush Iron Co. Limited and Wabush Resources Inc.), Arnaud Railway Company and Wabush Lake Railway Company

WEPC	Wisconsin Electric Power Company
2012 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan
2015 Equity Plan	Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan

PART I

Item 1.	Business
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
In alignment with our strategic goals, we have become a North America-centric business and have updated the names of our operating segments. We are now organized according to our differentiated products. We have two reportable segments – the Mining and Pelletizing segment (formerly known as U.S. Iron Ore) and the Metallics segment.
In our Mining and Pelletizing segment, we currently own or co-own four operational iron ore mines plus one indefinitely idled mine. We are currently operating one iron ore mine in Michigan and three iron ore mines in Minnesota, and all four mines are currently operating at or near full capacity. The Empire mine located in Michigan was indefinitely idled beginning in August 2016. In our Metallics segment, we are currently constructing an HBI production plant in Toledo, Ohio. We expect to complete construction and begin production in 2020.
We are Focused on Protecting our Core Mining and Pelletizing Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to major North American blast furnace steel producers. We have the unique advantage of being a low-cost, high-quality, iron ore pellet producer with significant transportation and logistics advantages to serve the Great Lakes steel market effectively. The pricing structure and long-term nature of our existing contracts, along with our low-cost operating profile, position our Mining and Pelletizing segment as a strong cash flow generator in most commodity pricing environments. Since instituting our strategy in 2014 of focusing on this core business, we have achieved significant accomplishments, including providing accelerating profitability growth each year since 2015, maximizing commercial leverage in pricing and securing sales volume certainty by signing multiple new supply agreements with steelmakers throughout the Great Lakes region, improving operating reliability by making operational improvements, realizing more predictability in cash flows, embracing the global push toward environmental stewardship and developing new pellet products to meet ever-evolving market demands.
We recognize the importance of our strong position in the North American blast furnace steel industry, and our top priority is to protect and enhance the market position of our Mining and Pelletizing business. This involves continuing to deliver high-quality, custom-made pellets that allow our customers to remain competitive in the quality, production efficiency, and environmental friendliness of their steel products. Protecting the core business also involves continually evaluating opportunities to expand both our production capacity and ore reserve life. In 2017, we achieved key accomplishments toward these goals by acquiring the remaining minority stake in our Tilden and Empire mines as well as additional real estate interests in Minnesota. In 2018, we began supplying pellets under two new customer supply agreements in the Great Lakes region. In addition, we executed the efficient exit of our Asia Pacific Iron Ore business, officially completing the divestiture of the Company's non-core assets.
Expanding our Customer Base and Product Offering
While we hold a strong market position in supplying iron ore to Great Lakes blast furnaces, we cannot ignore the ongoing shift of steelmaking share in the U.S. away from our core blast furnace customers to EAF steelmakers. Over the past 25 years, the market share of EAFs has nearly doubled. However, as EAFs have moved to higher-value steel products, they require more high-quality iron ore-based metallics instead of lower-grade scrap as raw material feedstock. As a result of this trend, one of our top strategic priorities is to become a critical supplier of the EAF market by providing these specialized metallics. HBI is a specialized high-quality iron alternative to scrap and pig iron that, when used as a feedstock, allows the EAF to produce more valuable grades of steel. In June 2017, we announced the planned construction of an HBI production plant in Toledo, Ohio. Over the past 18 months, we have made significant progress on the construction of this plant. Based on current market analysis, greater-than-expected customer demand and expansion opportunities identified during the construction process, we are increasing the expected productive capacity of the Toledo HBI production plant from 1.6 million to 1.9 million metric tons per year. Accordingly, we now estimate the construction cost to be approximately $830 million, exclusive of construction-related contingencies and capitalized interest, which increase partially relates to the expanded capacity. We expect that the HBI production plant, once operational, will consume approximately 2.8 million long tons of our DR-grade pellets per year.
We expect our HBI to partially replace the over 3 million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as the nearly 20 million metric tons of scrap used in the Great Lakes area every year. The Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors. Not only does this production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes region and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the area and grow our customer base.
Segments
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, to decide how to allocate resources and to assess performance. In alignment with our strategic goals, our Company’s continuing operations are organized and managed in two business units according to our differentiated products. The former 'U.S. Iron Ore' segment is now 'Mining and Pelletizing.' In addition, the Toledo HBI business will be categorized under the segment 'Metallics.' Until operational, expenses reported in the Metallics segment will be limited to administrative costs. Each of our business units qualifies as an operating segment with its results regularly reviewed by our chief operating decision maker. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2018, the Mining and Pelletizing segment and the Metallics segment are both reportable segments in accordance with ASC Topic 280, Segment Reporting.
Financial information about our segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and NOTE 3 - SEGMENT REPORTING.
Mining and Pelletizing Segment
We are a major producer of iron ore pellets, primarily selling production from our Mining and Pelletizing segment to integrated steel companies in the U.S. and Canada. We operate four iron ore mines: the Tilden mine in Michigan and the Northshore, United Taconite and Hibbing mines in Minnesota. These mines currently have an annual rated capacity of 27.4 million long tons of iron ore pellet production, representing 55% of total U.S. pellet production capacity. Based on our equity ownership in these mines, our share of the annual rated production capacity is currently 21.2 million long tons, representing 42% of total U.S. annual pellet capacity. The Empire mine located in Michigan, which historically had annual rated capacity of 5.5 million long tons, was indefinitely idled beginning in August 2016. During 2017, we acquired the remaining noncontrolling interest of the Empire and Tilden mines from ArcelorMittal and U.S. Steel, respectively. We are the manager of the Hibbing mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. In 2018, we tendered our resignation as the mine manager of the Hibbing mine and plan to transition this role to the majority owner in August 2019.
The following chart summarizes the estimated annual pellet production capacity and percentage of total U.S. pellet production capacity for each of the respective iron ore producers as of December 31, 2018:

U.S. Pellet
Annual Rated Capacity Tonnage
	Current Estimated Capacity (Long Tons in Millions)[1]	Percent of Total U.S. Capacity
All Cliffs’ managed mines	27.4	54.8%
Other U.S. mines
U.S. Steel’s Minnesota ore operations
Minnesota Taconite	14.3	28.6
Keewatin Taconite	5.4	10.8
Total U.S. Steel	19.7	39.4
ArcelorMittal USA Minorca mine	2.9	5.8
Total other U.S. mines	22.6	45.2
Total U.S. mines	50.0	100.0%

[1] Empire mine was excluded from the estimated capacity calculation as it is indefinitely idled.
Our Mining and Pelletizing segment production generally is sold pursuant to long-term supply agreements. For the year ended December 31, 2018, we produced a total of 26.3 million long tons of iron ore pellets. The 2018 production included 20.3 million long tons for our account and 6.0 million long tons on behalf of our steel company partners associated with the Hibbing mine. During 2017 and 2016, we produced a total of 25.5 million and 23.4 million long tons, respectively.
We produce various grades of iron ore pellets, including standard, fluxed and DR-grade, for use in our customers’ operations as part of the steelmaking process. The variation in grade of iron ore pellets results from the specific chemical and metallurgical properties of the ores at each mine, the requirements of end user's steelmaking process and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s steelmaking operation, in certain cases our iron ore pellets can be used interchangeably. Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrate into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. DR-grade pellets require additional processing to make a pellet that contains higher iron and lower silica content than a standard pellet. Unlike standard or fluxed pellets, DR-grade pellets are produced to be fed into a direct reduced iron facility, which then are converted into DRI or HBI, a high-quality raw material used in an EAF.
Additionally, as the EAF steel market continues to grow in the U.S., there is an opportunity for our iron ore to serve this market by providing pellets to the alternative metallics market to produce DRI, HBI and/or pig iron. We have produced and shipped industrial trials of low-silica DR-grade pellets, which were successfully processed in two customers' DRI reactors to produce a high-quality DRI product. By 2020, we expect to sell these low-silica DR-grade pellets to our own Metallics business unit, which includes the HBI facility in Toledo, Ohio.
Each of our Mining and Pelletizing segment mines is located near the Great Lakes. The majority of our iron ore pellets are transported via railroads to loading ports for shipment via vessel to blast furnace steelmakers in North America.
Upon adoption of ASC 606 on January 1, 2018, the timing and pattern of revenue recognition changed for our Mining and Pelletizing segment. The change in timing of revenue recognition, combined with the normal seasonal closure of the Soo Locks and the Welland Canal during the winter months, influenced our revenues to lower than historical levels during the first quarter and higher than historical levels during the remaining three quarters in 2018. We expect this pattern to continue in future years. However, we expect the total amount of revenue recognized during the year to remain substantially the same as under historical GAAP. During the first quarter, we continue to produce our products, but we cannot ship most of those products via lake vessel until the conditions on the Great Lakes are navigable, which causes our first and second quarter inventory levels to rise. Our limited practice of shipping product to ports on the lower Great Lakes or to customers’ facilities prior to the transfer of control has somewhat mitigated the seasonal effect on first and second quarter inventories, as shipment from this point to the customers’ operations is not limited by weather-related shipping constraints. As of December 31, 2018, under the new accounting standard, we had finished goods of 0.8 million long tons in transit or stored at the Port of Toledo to service customers, for which revenue had yet to be recognized. As of December 31, 2017, under the previous accounting standard, we had finished goods of 1.5 million long tons stored at ports and customer facilities on the lower Great Lakes to service customers for which revenue had yet to be recognized. Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES and NOTE 2 - NEW ACCOUNTING STANDARDS for further discussion on revenue recognition.
Mining and Pelletizing Customers
Our Mining and Pelletizing segment revenues primarily are derived from sales of iron ore pellets to the North American integrated steel industry, consisting primarily of three major customers. Generally, we have multi-year supply agreements with our customers. Sales volume under these agreements largely is dependent on customer requirements, and in certain cases, we are the sole supplier of iron ore to the customer. Most agreements contain a base price that is adjusted annually using one or more adjustment factors. Factors that could result in price adjustments under our contracts include changes in the Platts 62% Price, hot-rolled coil steel price, the Atlantic Basin pellet premium, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel.
During 2018, 2017 and 2016, we sold 20.6 million, 18.7 million and 18.2 million long tons of iron ore product, respectively, from our share of production from our Mining and Pelletizing segment mines. Refer to Concentration of Customers below for additional information regarding our major customers.
Metallics Segment
In June 2017, we announced the planned construction of an HBI production plant in Toledo, Ohio. HBI is a specialized high-quality iron alternative to scrap that, when used as a feedstock, allows an EAF to produce more valuable grades of steel. We expect our HBI to partially replace the over 3 million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as nearly 20 million metric tons of scrap used in the Great Lakes area every year.
Over the past 18 months, we have made significant progress on the construction of this plant. Based on current market analysis, greater-than-expected customer demand and expansion opportunities identified during the construction process, we are increasing the expected productive capacity of the Toledo HBI production plant from 1.6 million to 1.9 million metric tons per year. We expect that the HBI production plant, once operational, will consume approximately 2.8 million long tons of DR-grade pellets per year from our Mining and Pelletizing segment.
Discontinued Operations
Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.
Asia Pacific Iron Ore Operations
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are classified within discontinued operations.
Historically, the Asia Pacific Iron Ore operations served the Asian iron ore markets with direct-shipped fines and lump ore. During 2018, 2017 and 2016, we produced 2.7 million, 10.1 million and 11.8 million metric tons, respectively, from our Asia Pacific Iron Ore operation. During 2018, 2017 and 2016, we sold 3.9 million, 9.8 million and 11.6 million metric tons of iron ore, respectively, from our Asia Pacific Iron Ore operation.
Refer to NOTE 13 - DISCONTINUED OPERATIONS for further discussion of the Asia Pacific Iron Ore segment.
Canadian Operations
During March 2018, we agreed to terms of a plan of compromise or arrangement in the CCAA proceedings with the Bloom Lake Group, the Wabush Group and the Monitor. By order of the Québec Superior Court of Justice (Commercial Division) (the “Court”) dated April 20, 2018, the Bloom Lake Group and the Wabush Group were authorized to file a joint plan of compromise and arrangement dated April 16, 2018 (the “Original Plan”). Following discussions with various stakeholder groups, the Bloom Lake Group and the Wabush Group were authorized by the Court to amend the Original Plan and to file an amended and restated joint plan of compromise and arrangement dated May 16, 2018 (as same may be further amended from time to time, the “Amended Plan”). The Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018 (the “Sanction Order”). Further amendments to address the manner in which certain distributions under the Amended Plan would be effected were presented to the Court on July 30, 2018. Finally, on July 31, 2018, the conditions precedent to the implementation of the Amended Plan were satisfied and the Amended Plan was implemented.
Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries made a C$19.0 million cash contribution to the Wabush Group pension plans and agreed to contribute into the CCAA estate any remaining distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors. The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolved these employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.
Financial results prior to the respective deconsolidations of the Bloom Lake and Wabush Groups and subsequent expenses directly associated with the Canadian Entities are classified within discontinued operations. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further discussion of the Eastern Canadian Iron Ore segment.
Applied Technology, Research and Development
We have been a leader in iron ore mining and processing technology since inception and have been in operation for over 170 years. We operated some of the first mines on Michigan’s Marquette Iron Range and pioneered early open-pit and underground mining methods. From the first application of electrical power in Michigan’s underground mines to the use of today’s sophisticated computers and global positioning satellite systems, we have been a leader in the application of new technology to the centuries-old business of mineral extraction. Today, our engineering and technical staffs are engaged in full-time technical support of our operations, improvement of existing products and development of new products.
We are also a pioneer in iron ore pelletizing with over 60 years of experience. We are able to produce customized, environmentally friendly pellets to meet each customer’s blast furnace specifications and produce both standard and fluxed pellets. Using our technical expertise and strong market position in the United States to increase our product offering, we have started producing DR-grade pellets. In recent years, we shipped low silica DR-grade pellets, which were successfully processed in multiple DRI reactors to produce a high-quality direct reduced iron product.
With our experienced technical professionals and unsurpassed reputation for our pelletizing technology, we continue to deliver a world-class quality product to our customers. We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a front-runner in the implementation of safe and sustainable technology. Our technical experts are dedicated to excellence and deliver superior technical solutions tailored to our customer base. We are also devoted to promoting environmental sustainability in our industry, primarily evidenced with the development of our HBI facility in Toledo, Ohio. Similar to the market shift to pellets over 60 years ago, we recognize the need to serve the growing EAF market and the need for less pollutive methods of steelmaking. We expect our introduction of HBI to the Great Lakes EAF market will be notable in the evolution of the steel industry.

Concentration of Customers
In 2018 and 2017, three customers individually accounted for more than 10% of our consolidated product revenue and in 2016, two customers individually accounted for more than 10% of our consolidated product revenue. Product revenue from those customers totaled $2.1 billion, $1.5 billion and $1.1 billion of our total consolidated product revenue in 2018, 2017 and 2016, respectively. The following represents sales revenue attributable to each of these customers as a percentage of total product sales for those years:

	Percentage Product Revenue
Customer[1]	2018	2017	2016
ArcelorMittal	57%	48%	51%
AK Steel	25%	29%	27%
Algoma[2]	13%	11%	5%

[1] Includes subsidiaries.
2 On October 5, 2015, we terminated the long-term agreement with Algoma; however, we entered into certain short-term contracts with Algoma throughout 2016. On May 16, 2016, we reinstated our agreement with Algoma, which took effect in January 2017.

ArcelorMittal
Historically, and still today, our pellet supply agreements with ArcelorMittal USA were based on customer requirements, except for the Indiana Harbor East facility, which is based on customer contract obligations. The legacy agreements with ArcelorMittal USA expired at the end of December 2016 and January 2017. The parties executed a new long-term agreement, which became effective October 31, 2016, for the sale and delivery of ArcelorMittal USA’s annual tonnage requirements that fall within a specific range of volume. This latest agreement expires at the end of December 2026. Additionally, in 2018 we entered into an agreement with ArcelorMittal Dofasco to sell and deliver a portion of its annual pellet consumption requirements.
ArcelorMittal USA is a 62.3% equity participant in Hibbing. During 2017, we acquired the 21% ownership interest of ArcelorMittal USA in Empire as part of an agreement to distribute the noncontrolling interest net assets of the mine.
In 2018, 2017 and 2016, our Mining and Pelletizing segment pellet sales to ArcelorMittal were 10.1 million, 8.4 million and 9.7 million long tons, respectively.
AK Steel
In August 2013, we entered into a new agreement with AK Steel to provide iron ore pellets to AK Steel for use in its Middletown, Ohio and Ashland, Kentucky blast furnace facilities. This contract includes minimum and maximum tonnage requirements for each year between 2014 and 2023. In 2018, through contract amendments, we added tonnage with AK Steel above the maximum tonnage requirements specific to the 2018 contract year.
In 2015, we entered into an amended and restated agreement with AK Steel after it acquired Severstal Dearborn, LLC, under which we supply all of the Dearborn, Michigan facility’s blast furnace pellet requirements through 2022, subject to specified minimum and maximum requirements in certain years.
In 2018, 2017 and 2016, our Mining and Pelletizing segment pellet sales to AK Steel were 5.8 million, 5.6 million and 4.5 million long tons, respectively.

Algoma
Algoma is a Canadian steelmaker whose common shares were owned by Essar Steel Holdings Limited. Essar Steel Algoma Inc. initiated CCAA proceedings in 2016. In November 2018, substantially all of the assets of Essar Steel Algoma Inc. were acquired by the emerging company, Algoma Steel Inc. We had a long-term supply agreement under which we were Algoma’s sole supplier of iron ore pellets through the end of 2016, and would continue to provide a portion of its pellet needs through 2024. Under the terms of a 2016 settlement reinstatement agreement approved by the CCAA court, Algoma agreed to assume the long-term supply agreement. Additionally, Algoma entered into agreements with us wherein we sell additional incremental tonnage that equates to Algoma's 2016 through 2020 annual iron ore pellet consumption. These agreements began in 2016, 2017 and 2018 and run through December 2020. Algoma assumed these contracts in the CCAA proceedings at the completion of the sale of assets forming the new entity.
In 2018, 2017 and 2016, our Mining and Pelletizing segment pellet sales to Algoma were 3.5 million, 2.5 million and 1.2 million long tons, respectively.
Competition
In our Mining and Pelletizing business segment, we primarily sell our product to steel producers with operations in North America. We compete directly with steel companies that own interests in iron ore mines in the United States and/or Canada, including U.S. Steel, and with major iron ore pellet exporters from Eastern Canada and Brazil.
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
Environmental issues and their management continued to be an important focus at each of our operations throughout 2018. In the construction and operation of our facilities, substantial costs have been and will continue to be incurred to comply with regulatory requirements and avoid undue effect on the environment. Our capital expenditures relating to environmental matters totaled approximately $10 million, $21 million and $15 million, in 2018, 2017 and 2016, respectively. It is estimated that capital expenditures for environmental improvements will total approximately $10 million in 2019, for various water treatment, air quality, dust control, tailings management, selenium management and other miscellaneous environmental projects in our Mining and Pelletizing segment.
Regulatory Developments
Various governmental bodies continually promulgate new or amended laws and regulations that affect us, our customers and our suppliers in many areas, including waste discharge and disposal, the classification of materials and products, air and water discharges and many other environmental, health and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws, regulations or permits reasonably would be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective adverse impact of the expanding body of laws and regulations.
Specifically, there are several notable proposed or potential rulemakings or activities that could have a material adverse impact on our facilities in the future depending on their ultimate outcome: Minnesota's potential revisions to the sulfate wild rice water quality standard; evolving water quality standards for selenium and conductivity; scope of the Clean Water Act and the definition of “Waters of the United States”; Minnesota's Mercury TMDL and associated rules governing mercury air emission reductions; Climate Change and GHG Regulation; Regional Haze FIP Rule; NO2 and SO2 NAAQS; and increased administrative and legislative initiatives related to financial assurance obligations for CERCLA, mining and reclamation obligations.
Minnesota’s Withdrawal of Proposed Amendments to the Sulfate Wild Rice Water Quality Standard
The Minnesota Legislature provided $1.5 million in 2011 for a study to gather additional information about the effects of sulfate and other substances on the growth of wild rice and to support an update to the sulfate wild rice water quality standard originally adopted in 1973 by the MPCA. In August 2017, MPCA released proposed amendments of the sulfate water quality standard, which included a proposed sulfate wild rice water quality standard, a proposed list of waters where the standard would apply, and criteria for adding waters to that list. In January 2018, the proposed rule was substantially disapproved by an ALJ. The MPCA filed a request for reconsideration after changes were made to the proposed rule and it was disapproved again in April 2018. That same month the MPCA formally withdrew the proposed rule. Following two vetoed sulfate wild rice water quality standard-related bills, the Minnesota Governor established a Wild Rice Task Force by Executive Order in May 2018 that is charged with providing recommendations to the Governor’s Office on wild rice restoration and regulation. Currently, the water quality standard that has not been enforced in decades remains; and may be unenforceable because the water bodies to which the existing standard applies have never been identified specifically in rule, nor are there criteria for identifying them. For these reasons, the impact of the proposed wild rice water quality standard to us is not estimable at this time, but it could have an adverse material impact if we are required to significantly reduce sulfate in our discharges.
Conductivity
Conductivity, the measurement of water’s ability to conduct electricity, is a surrogate parameter that generally increases as the amount of dissolved minerals in water increases. In 2011, the EPA issued A Field-Based Aquatic Life Benchmark for Conductivity in Central Appalachian Streams, which established a recommended conductivity benchmark of 300 µS/cm for the region. The issuance of a benchmark outside of the established rulemaking process was subsequently the subject of litigation in 2012 where the court ruled the benchmark is nothing more than a non-binding suggestion. Three years later in Ohio Valley Environmental Coalition, et al. v. Elk Run Coal Co., et al., 3:12-cv-00785 (S.D. W. Va.), a judicial decision held that levels of conductivity higher than the EPA’s benchmark constituted a violation of the state’s narrative water quality standards, and were unsupported by science and contrary to decisions previously made by the West Virginia Department of Environmental Protection and the West Virginia Supreme Court. In 2015, a group filed a petition with EPA Region 5 alleging that Minnesota was failing to implement properly the state NPDES program, and one of the various allegations asserted that MPCA should be assessing compliance with the state’s narrative water quality standard against the EPA’s conductivity benchmark for the Central Appalachian region. In December 2015, the EPA provided MPCA a draft of the Protocol for Responding to Issues Related to Permitting and Enforcement which indicated that EPA staff would review available scientific basis in peer-reviewed literature as well as promulgated standards. In February 2016, EPA's Office of Research and Development endorsed use of the Field-Based Conductivity Benchmark in northeast Minnesota indicating that a value of 320 µS/cm was appropriate to protect aquatic life. In December 2016, EPA issued a notice soliciting public comments on its draft document, Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity. According to EPA, once this document is final, states and authorized tribes located in any region of the country may use the methods to develop field-based specific conductivity criteria for adoption into water quality standards. In April 2017, comments were submitted by our trade associations providing objective evidence indicating the draft methodology was scientifically flawed and unfit for promulgation. Adoption of this methodology is not certain due to significant concerns with respect to the scientific validity of the proposed method, which is now under intense review by scientists working for various trade associations. Because the outcome of the Region 5 Petition is uncertain and the proposed Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity is only draft guidance at this time, the exact nature and certainty of the potential risk to us cannot be predicted; however, direct application of the 320 µS/cm benchmark to our Minnesota-based assets may have a material adverse impact if the conductivity benchmark is applied to our NPDES permits.
Definition of “Waters of the United States” Under the Clean Water Act
In June 2015, the EPA and Army Corps of Engineers promulgated the rule, “Definition of ‘Waters of the United States’ Under the Clean Water Act,” which attempted to add clarity to which waters are jurisdictional under the federal Clean Water Act; and applied to all Clean Water Act programs, including certain permitting programs, spill prevention programs and a state certification process. It has remained unclear how the federal and state agencies will implement and enforce this final rule, and the rule has been stayed in several states. The regulation may expand EPA’s authority under the Clean Water Act to many traditionally unregulated mine features such as mine pits, pit lakes, on-site ditches, water retention structures, and tailings basins creating a new burden on our facilities. This could be further interpreted to add questionable regulatory authority over the groundwater connections between these features and nearby traditionally navigable waters.

The “Executive Order on Restoring the Rule of Law, Federalism, and Economic Growth by Reviewing the ‘Waters of the United States’ Rule” ("Executive Order") was signed by the President in February 2017. This Executive Order instructs EPA and the Army Corps of Engineers to review the Clean Water Rule and “publish for notice and comment a proposed rule rescinding or revising the rule.” Accordingly, EPA and Army Corps of Engineers signed in December 2018 a proposed Revised Definition of "Waters of the United States" rule. The proposed rule will have a sixty-day comment period after publication in the Federal Register. The rule as proposed is not expected to have a material negative impact to our business. We are actively participating in the rulemaking and will continue assessing the potential impacts to our operations.
Selenium Discharge Regulation
In Michigan, Empire and Tilden have implemented compliance plans to manage selenium according to the permit conditions. Empire and Tilden submitted the first permit-required Selenium Storm Water Management Plan to the Michigan Department of Environmental Quality ("MDEQ") in December 2011 and have updated it annually as required. The Selenium Storm Water Management Plans have outlined the activities that have been undertaken to address selenium in storm water discharges from our Michigan operations including an assessment of potential impacts to surface and groundwater. The remaining infrastructure needed for implementation of the storm water collection and conveyance system will likely be completed in 2020. A storm water treatment system for both facilities is anticipated sometime before 2028. As of December 31, 2018, included within our Empire asset retirement obligation is a discounted liability of approximately $85 million, which includes the estimated costs associated with the construction of Empire's portion of the required infrastructure and expected future operating costs of the treatment facilities. Additionally, included within our Tilden future capital plan is approximately $25 million for the construction of Tilden's portion of the required infrastructure. We are continuing to assess and develop cost effective and sustainable treatment technologies.
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
Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy
Since the 1990’s the taconite industry has voluntarily reduced and removed mercury products and supported development of mercury emission reduction technology. While TMDL regulations are contained in the Clean Water Act, Minnesota developed in 2007 a Statewide Mercury TMDL which set an objective for 93% mercury air emission reductions from 1990 levels for sources within Minnesota. The State of Minnesota has acknowledged that approximately 90% of the mercury entering the state’s airshed is from other national and international sources.
In September 2014, Minnesota promulgated the Mercury Air Emissions Reporting and Reduction Rules mandating mercury air emissions reporting and reductions from certain sources, including taconite facilities. The rule is applicable to all of our Minnesota operations and required submittal of a Mercury Reduction Plan to the MPCA by the end of 2018 with plan implementation requirements becoming effective on January 1, 2025. In the Mercury Reduction Plan, facilities must evaluate if available control technologies can technically achieve a 72% mercury reduction rate. If available control technologies cannot technically achieve a 72% mercury reduction rate, the facilities must propose alternative mercury reduction measures. One of the main tenets agreed upon for evaluating potential mercury reduction technologies during TMDL implementation and 2014 rule development proceedings was that the selected technology must meet the following “Adaptive Management Criteria”: the technology must be technically feasible; must be economically feasible; must not impact pellet quality; and must not cause excessive corrosion in the indurating furnaces or air pollution control equipment. The Mercury Reduction Plans for Cliffs’ Minnesota facilities were submitted to the MPCA in December 2018 and are currently being reviewed by the MPCA.
There is currently no proven technology to cost effectively reduce mercury emissions from taconite furnaces to the target level of 72% while satisfying all four Adaptive Management Criteria. The Mercury Reduction Plans that were submitted to MPCA include documentation that describes the results of detailed engineering analysis and research testing on potential technologies to support this determination. The results of this analysis will guide further dialogue with the MPCA. Potential impacts to us are not estimable at this time because the submitted Mercury Reduction Plans are currently being reviewed by MPCA.

Climate Change and GHG Regulation
With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our potentially significant risks for the future is mandatory carbon pricing obligations. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes presents a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon pricing obligations presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change adaption. We are continuing to review the physical risks related to climate change utilizing our formal ERM process. As an energy-intensive business, our GHG emissions inventory includes a broad range of emissions sources, such as iron ore furnaces and kilns, diesel mining equipment and our wholly owned Silver Bay power generation plant, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels (direct impacts), and (2) indirect costs passed through to us from electrical and fuel suppliers (indirect impacts).
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
In the U.S., future federal and/or state carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. Congress has not legislated carbon constraints. In the absence of comprehensive federal carbon legislation, numerous state, regional, and federal regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to GHG control and potential carbon pricing impacts. In May 2010, the EPA promulgated the GHG Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Prevention of Significant Deterioration permitting program under the Clean Air Act. Under the GHG Tailoring Rule, as modified by a 2014 U.S. Supreme Court decision upholding some components of the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 long tons of CO2 emissions per year) and significantly increase emissions of at least one non-GHG criteria pollutant are subject to the Prevention of Significant Deterioration requirements, including the installation of best available control technology. We do not expect the Tailoring Rule provision to have a material adverse effect on our business in the near term and we cannot reliably estimate the long-term impact of the regulation.
In June 2013, President Obama issued a memorandum directing EPA to develop carbon emission standards for both new and existing power plants under the Clean Air Act's New Source Performance Standards ("NSPS"). In October 2015, EPA promulgated a CPP which consists of NSPS regulating carbon dioxide from existing power plants at a level of approximately 32% below 2005 levels by 2030. The CPP would not regulate combined heat and power generating facilities such as at Northshore's Silver Bay Power. The CPP directed states to submit SIPs to EPA by September 2016, but during February 2016, the U.S. Supreme Court stayed the CPP immediately halting implementation. In March 2017, President Trump signed the Energy Independence Executive Order which called for, among other things, a review of the CPP and, if appropriate, reconsideration proceedings to suspend, revise, or rescind the rule. On the same day, Administrator Pruitt signed a notice indicating EPA’s intent to review and, if appropriate, to propose to revise or rescind the CPP. The U.S. Court of Appeals for the D.C. Circuit has been holding CPP litigation in abeyance since April 2017. During October 2017, following a review as directed by President Trump’s Energy Independence Executive Order, the EPA proposed a rule to repeal the CPP and accepted comments on the proposed rule until mid-January 2018. The ultimate outcome of these carbon emission standards is not expected in the near term.
Due to the EPA's Tailoring Rule and potential patchwork state or regional carbon restriction schemes, our business and customer base could suffer negative financial impacts over time as a result of increased energy, environmental and other costs to comply with the limitations that would be imposed on GHG emissions. We believe our exposure can be reduced substantially by numerous factors, including currently contemplated regulatory flexibility mechanisms, such as allowance allocations, fixed process emissions exemptions, offsets and international provisions; emissions reduction opportunities, including energy efficiency, biofuels and fuel flexibility; and business opportunities associated with pursuing combined heat and power partnerships and new products, including DR-grade pellets, fluxed pellets and other efficiency-improving technologies.

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
Due to inconsistencies in language describing the procedures for calculating NOx emission limits between the settlement agreement and the 2016 FIP final rule, we jointly filed a Petition for Reconsideration and Petition for Judicial Review in June 2016. We have been working toward a settlement agreement with EPA to resolve the outstanding issue with the emission limit calculation method and anticipate resolution of the issue in 2019. The outcome of this proceeding is not expected to have a material adverse impact to the business.
NO2 and SO2 NAAQS
During the first half of 2010, EPA promulgated rules that required each state to use a combination of air quality monitoring and computer modeling to determine each state's attainment classification status against new one-hour NO2 and SO2 NAAQS. During the third quarter of 2011, the EPA issued guidance to the regulated community on conducting refined air quality dispersion modeling and implementing the new NO2 and SO2 standards. In 2012, Minnesota issued Administrative Orders ("AOs") requiring taconite facilities to conduct modeling to demonstrate compliance with the NO2 and SO2 NAAQS pursuant to the Taconite Regional Haze SIP Long Term Strategy ("LTS"). Compliance with the LTS modeling demonstrations was originally set for June 2017, but Minnesota has not advanced work on its 2012 AOs and is expected to remove NAAQS modeling obligations under the LTS in light of reduction in haze emissions associated with implementation of the taconite Regional Haze FIP regulations.
All of our operations in Minnesota and Michigan are expected to be in attainment for NO2 and SO2 NAAQS without incurring additional capital investment. While we will continue to monitor these developments and assess potential impacts, we do not anticipate further capital investments will be necessary to address NO2 and SO2 NAAQS requirements at this time.

CERCLA 108(b)
In December 2016, EPA published a proposed amendment to CERCLA section 108(b) which is focused on developing financial assurance for managing hazardous substances in the hardrock mining industry. EPA had a court-mandated deadline for publication of the final rule by December 1, 2017. The proposed rule would have required hardrock mining facilities to calculate their level of financial responsibility based on a formula included in the rule, secure an instrument or otherwise self-insure for the calculated amount, demonstrate to EPA the proof of the security, and maintain the security until EPA releases facilities from the CERCLA 108(b) regulations. The iron mining industry notified EPA of several errors upon which EPA drafted the rule, including a mistaken reliance on reporting data from a wholly different industry sector (iron and steel toxic release inventory reporting). We also participated in developing industry specific and national trade association comments and advocating directly with EPA and the White House Office of Management & Budget to address this and other errors with goals of exempting iron ore mining from CERCLA 108(b) applicability and correcting other deficiencies with the proposed rule. On December 1, 2017 EPA signed a federal register notice of EPA's decision not to issue final regulations for financial responsibility requirements for the hardrock mining industry under section 108(b) of CERCLA because EPA determined that the risks associated with these facilities' operations are addressed by existing federal and state programs and regulations and modern industry practices. In 2018, several environmental groups filed a challenge to EPA's decision to not issue a final rule. This challenge is anticipated to be decided by the courts during 2019. Cliffs is participating as part of the industry intervenor party via representation through the American Iron and Steel Institute and will continue to participate in and monitor the challenge as it proceeds.
Energy
Electricity
WEPC is the sole supplier of electric power to our Tilden mine. During April 2015, the Tilden mine executed a special electricity contract with WEPC. The term of the contract is through 2019. WEPC provides 170 megawatts of electricity to Tilden at special rates that are regulated by the MPSC. The pricing under this contract is generally fixed except Tilden is subject to frequent changes in WEPC's power supply adjustment factor. During August 2016, Tilden executed a new 20-year special contract with WEPC that is anticipated to start on June 1, 2019 and would replace the previous special contract.
Minnesota Power supplies electric power to the Hibbing and United Taconite mines. During September 2008, Hibbing finalized an agreement with terms from November 2008 through December 2015. The agreement was approved by the MPUC in 2009. The terms of the agreement included an automatic five-year extension that began January 2016. The United Taconite mine executed a new ten-year agreement with Minnesota Power that also included Northshore's Babbitt Mine. This agreement was finalized in May 2016 and was approved by the MPUC in November 2016.
Silver Bay Power, a wholly-owned subsidiary with a 115 megawatt power plant, is able to provide the majority of Northshore’s electrical energy requirements. Silver Bay Power has an interconnection agreement with Minnesota Power for backup power when excess generation is necessary. In May 2016, Silver Bay Power entered into an agreement with Minnesota Power to purchase roughly half of Northshore's electricity needs from Minnesota Power through 2019. Beginning January 1, 2020, Silver Bay Power will purchase 100% of the electricity requirements of Northshore from Minnesota Power and Silver Bay Power plans to idle both of its generating units except under certain circumstances.
Process and Diesel Fuel
We have a long-term contract providing for the transport of natural gas on the Northern Natural Gas Pipeline for our Mining and Pelletizing segment operations. Tilden has the capability of burning natural gas, coal or, to a lesser extent, oil. Hibbing and Northshore have the capability to burn natural gas and oil. United Taconite has the ability to burn coal, natural gas and petroleum coke. Consistent with 2018, we expect that during 2019 our Mining and Pelletizing segment operations will utilize both natural gas and coal to heat furnaces and produce power at our Silver Bay Power facility.
All of our mines utilize diesel fuel mainly for our mobile fleet. Thompson Gas supplies diesel fuel to all of our Mining and Pelletizing segment locations from various refineries in the Midwest. Our contracts with Thompson Gas expired at the end of 2018, and the parties are negotiating extensions on these supply agreements.

Employees
As of December 31, 2018, we had a total of 2,926 employees.

	2018	2017	2016
Mining and Pelletizing segment - Salaried[1]	514	503	485
Mining and Pelletizing segment - Hourly[1,3]	2,208	2,182	2,189
Metallics segment - Salaried	26	6	—
Discontinued Operations - Salaried[2]	2	79	86
Corporate & Support Services - Salaried	176	168	167
Total	2,926	2,938	2,927

[1] Includes our employees and our employees of the joint venture contained within our Mining and Pelletizing segment.
[2] Excludes contracted mining employees.
[3] Excludes employees considered on lay-off status as a result of an indefinite or temporary idle.
Hourly employees at our Michigan and Minnesota iron ore mining operations, excluding Northshore, are represented by the USW and are covered by labor agreements between the USW and our various operating entities. These labor agreements cover approximately 1,800 active USW-represented employees at our Empire and Tilden mines in Michigan, and our United Taconite and Hibbing mines in Minnesota and are valid through September 30, 2022. Employees at our Northshore operations are not represented by a union and are not, therefore, covered by a collective bargaining agreement.
Hourly employees at our LS&I railroads in Michigan are represented by seven unions covering approximately 100 employees. These labor agreements are covered by the Railway Labor Act and are subject to reopening for bargaining in 2020.
Salaried employees at our Mining and Pelletizing segment, Metallics segment, Corporate and Support Services are not represented by a union and are not, therefore, covered by collective bargaining agreements.
Safety
Safety is our primary core value as we continue toward a zero injury culture at all of our facilities. We constantly monitor, measure and track our safety performance and make continuous improvements to affect change. Best practices and incident learnings are shared globally to ensure each mine site can effectively administer our policies and procedures for enhanced workplace safety. Progress toward achieving our objectives is accomplished through a focus on proactive sustainability initiatives, and results are measured against established industry and company benchmarks, including our company-wide Total Reportable Incident Rate ("TRIR"). During 2018, our TRIR (including contractors) was 1.20 per 200,000 man-hours worked.
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
Copies of the above-referenced information are also available, free of charge, by calling (216) 694-5700 or upon written request to:
Cleveland-Cliffs Inc.
Investor Relations
200 Public Square, Suite 3300
Cleveland, OH 44114-2315

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names, ages and positions of the executive officers of the Company as of February 8, 2019. Unless otherwise noted, all positions indicated are or were held with Cleveland-Cliffs Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	61
Chairman, President and Chief Executive Officer (August 2014 – present); and Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 – April 2013).

Clifford T. Smith	59
Executive Vice President, Chief Operating Officer (January 2019 – present); Executive Vice President, Business Development (April 2015 – December 2018); and Executive Vice President, Seaborne Iron Ore (January 2014 – April 2015).

Terry G. Fedor	54	Executive Vice President, U.S. Iron Ore (January 2014 – present); and Vice President, U.S. Iron Ore Operations (February 2011 – January 2014).
Timothy K. Flanagan	41
Executive Vice President, Chief Financial Officer (January 2017 – present); Treasurer (March 2016 – December 2017); and Vice President, Corporate Controller and Chief Accounting Officer (March 2012 – December 2016).

James D. Graham	53	Executive Vice President (November 2014 – present); Chief Legal Officer (March 2013 – present); Secretary (March 2014 – present); and Vice President (January 2011 – October 2014).
Maurice D. Harapiak	57
Executive Vice President, Human Resources (March 2014 – present); Chief Administration Officer (January 2018 – present); and Regional Director, Human Resources - Barrick Gold of North America, a gold mining company (November 2011 – March 2014).

Terrence R. Mee	49	Executive Vice President, Global Commercial (October 2014 - present); and Vice President, Global Iron Ore Sales (February 2014 – October 2014).
R. Christopher Cebula	48	Vice President, Corporate Controller & Chief Accounting Officer (February 2017 – present); and Senior Director, Corporate Financial Planning & Analysis (April 2013 – February 2017).
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
As a mining company, our profitability is dependent upon the price of the commodities that we sell to our customers and the price of the products our customers sell, namely iron ore and steel prices. The prices of iron ore and steel have fluctuated significantly in the past and is affected by factors beyond our control, including: steel inventories; changes in the productive capacity of U.S. domestic steel producers; international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; changes in the levels of economic activity in the U.S., China, India, Europe and other industrialized or developing countries; changes in China's emissions policies and environmental compliance enforcement practices; uncertainties or weaknesses in global economic conditions such as the U.S. debt ceiling; changes in production capacity of other iron ore suppliers, especially as additional supply comes online or where there is a significant increase in imports of steel into the U.S. or Europe; changes in trade laws; imposition or termination of duties, tariffs, import and export controls and other trade barriers impacting the iron ore markets; weather-related disruptions or natural disasters that may impact the global supply of iron ore; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the commodities we sell and of the products our customers sell. To the extent that the prices of iron ore and steel, including the average iron ore pellet premiums and hot-rolled coil steel price, significantly decline for an extended period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We also may have to take impairments on our long-lived assets and/or inventory. Sustained lower prices also could cause us to further reduce existing reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.

If steelmakers use methods other than blast furnace production to produce steel or use other inputs, or if their blast furnaces shut down or otherwise reduce production, the demand for our current iron ore products may decrease.
Demand for our iron ore products in North America is determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that use scrap steel, pig iron, HBI and direct reduced iron. North American steel producers also can produce steel using imported iron ore, semi-finished steel products or other lighter-weight steel alternatives, which eliminates the need for domestic iron ore. Future environmental restrictions on the use of blast furnaces in North America also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures and may cause prolonged outages, which may reduce demand for our pellets. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use iron ore pellets or if environmental or maintenance issues occur, demand for our current iron ore products may decrease, which could affect adversely our sales, margins, profitability and cash flows, which we anticipate will be somewhat mitigated by our production of HBI.
Due to economic conditions and volatility in commodity prices, or otherwise, our customers could approach us about modification of their supply agreements or fail to perform under such agreements, which could impact adversely our sales, margins, profitability and cash flows.
Although we have long-term contractual commitments for a majority of our sales, uncertainty in global economic conditions may impact adversely the ability of our customers to meet their obligations. As a result of such market volatility, our customers could approach us about modifying their supply agreements or fail to perform under such agreements. Considering our limited base of current and potential customers, any modifications to our sales agreements or customers' failures to perform under such agreements could impact adversely our sales, margins, profitability and cash flows. For example, of the potential customers in the North American integrated steel industry, one is in the final stages of reorganization proceedings, and certain others have experienced financial difficulties. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins, profitability and cash flows. Other potential actions by our customers could result in additional contractual disputes and could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes and/or failure to renew existing contracts on favorable terms could impact adversely our sales, margins, profitability and cash flows.
Capacity expansions and limited rationalization of supply capacity within the mining industry could lead to lower or more volatile global iron ore prices, impacting our profitability.
Global growth of iron ore demand, particularly from China, resulted in iron ore suppliers expanding their production capacity over the past few years. The supply of iron ore increased due to these expansions. In the past, increases in production capacity along with actual reduced demand resulted in excess supply of iron ore and caused downward pressure on prices. A return to supply capacity expansions could lead to pricing pressure which can have an adverse impact on our sales, margins and profitability. We do not have control over corporate strategies implemented by other iron ore producers that may result in volatility of global iron ore prices.

II.	REGULATORY RISKS
We are subject to extensive governmental regulation, which imposes, and will continue to impose, potential significant costs and liabilities on us. Future laws and regulations or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce iron ore products.
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, changes in the interpretation of MSHA regulations, such as workplace exam rules or safety around mobile equipment, the possible taxation under U.S. law of certain income from discontinued foreign operations, compliance costs and enforcement under the Dodd-Frank Act, and uncertainty surrounding the Patient Protection and Affordable Care Act and costs associated with the Healthcare and Education Reconciliation Act of 2010 and the regulations promulgated under these Acts and any replacement or amendments thereof. In addition, we are subject to various federal, state and local laws and regulations in each jurisdiction in which we have operations for human health and safety, air quality, water pollution, plant, wetlands, natural resources and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the effects that mining has on groundwater quality, conductivity and availability, and related matters. Numerous governmental permits and approvals are required for our operations.

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
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax our customers, namely the North American integrated steel producer customers, that may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, depending on their ultimate outcome. These emerging or recently enacted rules, regulations and policy guidance include, but are not limited to: trade regulations, such as the United States-Mexico-Canada Agreement and/or other trade agreements, treaties or policies; Minnesota's potential revisions to the sulfate wild rice water quality standard; evolving water quality standards for selenium, and conductivity; scope of the Clean Water Act and the definition of “Waters of the United States”; Minnesota's Mercury TMDL and associated rules governing mercury air emission reductions; Climate Change and GHG Regulation; Regional Haze FIP Rule; NO2 and SO2 NAAQS; and increased administrative and legislative initiatives related to financial assurance obligations for CERCLA, mining and reclamation obligations. Such new or more stringent legislation, regulations, interpretations or orders, when enacted and enforced, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Although the numerous regulations, operating permits and our management systems mitigate potential impacts to the environment, our operations inadvertently may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations currently use and have used in the past, hazardous materials, and, from time to time, we have generated solid and hazardous waste. We have been, and may in the future be, subject to claims under federal, state and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, sediments, groundwater and other natural resources and reclamation of properties. Such claims for damages and reclamation may arise out of current or former conditions at sites that we own, lease or operate currently, as well as sites that we or our acquired companies have owned, leased or operated, and at contaminated sites that have been owned, leased or operated by our joint venture partners. Our liability for these claims may be strict, and/or joint and several, such that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share regardless of fault. We are subject to a variety of potential liability exposures arising, or otherwise involved in investigation and remediation activities, at certain sites. In addition to sites currently owned, leased or operated, these include sites where we formerly conducted iron ore and/or coal mining or processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not be material.
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
We may be unable to obtain and/or renew permits necessary for our operations or be required to provide additional financial assurance, which could reduce our production, cash flows, profitability and available liquidity. We also could face significant permit and approval requirements that could delay our commencement or continuation of new or existing production operations which, in turn, could affect materially our profitability and available liquidity.
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
Mining companies must obtain numerous permits that impose strict conditions on various environmental and safety matters in connection with iron ore mining and production. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future mining operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it more costly to comply. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to conduct our mining and production activities efficiently, including the requirement for additional financial assurances that we may not be able to provide on commercially reasonable terms or at all and which would further limit our borrowing base under our ABL Facility. Such inefficiencies could reduce our production, cash flows, profitability and available liquidity.

III.	FINANCIAL RISKS
A substantial majority of our sales are made under supply agreements with specified duration to a low number of customers that contain price-adjustment clauses that could affect adversely the stability and profitability of our operations.
A majority of our Mining and Pelletizing sales are made under supply agreements with specified durations to a limited number of customers. For the year ended December 31, 2018, approximately 97% of our revenues from product sales and services was derived from the North American integrated steel industry and three customers together accounted for 95% of our Mining and Pelletizing product sales revenues. Our average remaining duration of our Mining and Pelletizing contracts as of December 31, 2018 is approximately six years. Pricing under our customer contracts is adjusted by certain factors including the price of hot-rolled coil steel in the U.S. domestic market, benchmark world prices for iron ore, pellets and freight, and general inflation indices. As a result of this and other pricing constructs contained in our customer contracts and those anticipated in future periods, our financial results have increased sensitivity to changes in iron ore and steel prices.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations under our senior notes and ABL Facility.
As of December 31, 2018, we had an aggregate principal amount of $2,212.0 million of long-term debt, $400.0 million of which was secured (excluding $55.0 million of outstanding letters of credit and $16.4 million of capital leases), and $823.2 million of cash on our balance sheet. As of December 31, 2018, no loans were drawn under the ABL Facility and we had total availability of $323.7 million as a result of borrowing base limitations. As of December 31, 2018, the principal amount of letters of credit obligations and other commitments totaled $55.0 million, thereby further reducing available borrowing capacity on our ABL Facility to $268.7 million.
Our existing level of indebtedness requires us to dedicate a portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes. Moreover, our level of indebtedness could have further consequences, including, increasing our vulnerability to adverse economic or industry conditions, limiting our ability to obtain additional financing in the future to enable us to react to changes in our business, or placing us at a competitive disadvantage compared to businesses in our industry that have less indebtedness.
Our indebtedness could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures, acquisitions or strategic development initiatives, and general corporate purposes. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt. Although we were successful in financing our HBI project, we may not be able to obtain any such new or additional debt on favorable terms or at all.
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
As part of our strategy to protect our core Mining and Pelletizing operations, we have sold or otherwise disposed of several non-core assets, such as our North American Coal assets. Some of the transactions under which we sold or otherwise disposed of our non-core assets included provisions transferring certain liabilities to the purchasers or acquirers of those non-core assets. While we believe that all such transfers were completed properly and are legally binding, if the purchaser fails to fulfill its obligations, we may be at risk that some court or regulatory body could disagree and determine that we remain responsible for liabilities we intended to and did transfer.
Our ability to collect payments from our customers depends on their creditworthiness.
Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. Generally, we deliver our Mining and Pelletizing products to our customers’ facilities in advance of payment for those products. Under this practice for most of our customers, title and risk of loss with respect to Mining and Pelletizing products does not pass to the customer until payment for the pellets is received; however, there is typically a period of time in which pellets, for which we have reserved title, are within our customers’ control. Where we have identified credit risk with certain customers, we have put in place alternate payment terms from time to time.

Customers outside of the U.S. may be subject to pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls, and local, economic and political conditions. Downturns in the economy and disruptions in the global financial markets have affected the creditworthiness of our customers from time to time. Some of our customers are highly leveraged. If economic conditions worsen or prolonged global, national or regional economic recession conditions return, it is likely to impact significantly the creditworthiness of our customers and could, in turn, increase the risk we bear on payment default for the credit we provide to our customers and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could affect adversely our results of operations, financial condition and liquidity.
Our operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases.
Our mining operations require significant use of energy. Energy expenses, which make up approximately 20% to 25% in the aggregate of our operating costs in our Mining and Pelletizing locations, are sensitive to changes in electricity prices and fuel prices, including diesel fuel and natural gas prices. Prices for electricity, natural gas and fuel oils can fluctuate widely with availability and demand levels from other users. During periods of peak usage, supplies of energy may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical suppliers, we are exposed to fluctuations in energy costs that can affect our production costs. As an example, our mines in Minnesota are subject to changes in Minnesota Power’s rates, such as periodic rate changes that are reviewed and approved by the state public utilities commission in response to an application filed by Minnesota Power. We also enter into market-based pricing supply contracts for natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly. In addition, U.S. public utilities may pass through additional capital and operating cost increases to their customers related to new or pending U.S. environmental regulations that may require significant capital investment and use of cleaner fuels in the future and which may impact U.S. coal-fired generation capacity.
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
Credit rating agencies could downgrade our ratings either due to factors specific to our business, a prolonged cyclical downturn in the mining or steel industry, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. Any decline in our credit ratings may result in an increase to our cost of future financing and limit our access to the capital markets, which would harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms, have an adverse effect on the market price of our securities and may affect adversely the terms under which we purchase goods and services.
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the further in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
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
We co-own and manage one of our four operating Mining and Pelletizing mines with ArcelorMittal and U.S. Steel. We rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore produced. One of our Mining and Pelletizing joint venture partners is also our customer. If one or both of our joint venture partners fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations, including significant capital contribution, costs of environmental remediation, pension and postretirement health and life insurance benefit obligations. For example, a premature closure of a mine due to the failure of a joint venture partner to perform its obligations could result in significant fixed mine-closure costs, including severance, employment legacy costs and other employment costs; reclamation and other environmental costs; and the costs of terminating long-term obligations, including energy and transportation contracts and equipment leases.
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
Our assets as of December 31, 2018 include a deferred tax asset, the full value of which we may not be able to realize.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2018, the net deferred tax asset was approximately $464.8 million, primarily related to U.S. net operating loss carryforwards.  We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income. We believe the recorded net deferred tax asset at December 31, 2018 is fully realizable based on our expected future earnings.  However, our assumptions and estimates are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and some of which may change. As a result, we could ultimately lose a portion of our deferred tax asset related to net operating loss carryforwards due to expiration, which could have a material adverse effect on our results of operations and cash flows.
Holders of our common shares may not receive dividends on the common shares.

Holders of our common shares are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. We are incorporated in Ohio and governed by the Ohio General Corporation Law, which allows a corporation to pay dividends, in general, in an amount that cannot exceed its surplus, as determined under Ohio law. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness, business prospects and other factors that our Board may deem relevant. Additionally, our ABL Facility contains, and agreements governing any of our future debt may contain, covenants and other restrictions that, in certain circumstances, could limit the level of dividends that we are able to pay on our common shares. Although we recently have declared cash dividends on our common shares, we are not required to declare cash dividends on our common shares and our Board of Directors may reduce, defer or eliminate our common share dividend in the future.

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
A mine permanent closure could accelerate and significantly increase employment legacy costs, including our expense and funding costs for pension and other postretirement benefit obligations. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent mine closure also could be eligible for postretirement health and life insurance benefits, thereby accelerating our obligation to provide these benefits. Certain mine closures would precipitate a pension closure liability significantly greater than an ongoing operation liability and may trigger certain severance liability obligations.
Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
In our Mining and Pelletizing operations, disruption of the lake and rail transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, or other events and lack of alternative transportation options, could impair our ability to supply iron ore to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins and profitability. Further, reduced dredging and environmental changes, particularly at Great Lakes ports, could impact negatively our ability to move our iron ore products because lower water levels restrict the tonnage that vessels can haul, resulting in higher freight rates.
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
Interruptions in production capabilities inevitably will increase our production costs and reduce our profitability. We do not have meaningful excess capacity for current production needs, and we are not able to quickly increase production or restart production at one mine to offset an interruption in production at another mine. Additionally, restart production costs can be even higher if required to be taken during extremely cold weather conditions.
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
If faced with overcapacity in the iron ore market, we may seek to rationalize assets through asset sales, temporary shutdowns, indefinite idles or closures of facilities.
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
We rely on the accuracy, capacity and security of our information technology (“IT”) systems for the operations of many of our business processes and to comply with regulatory, legal, and tax requirements. While we maintain some of our critical information technology systems, we are also dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications and certain finance functions. Despite the security measures that we have implemented, including those related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Though we have controls in place, we cannot provide assurance that a cyber-attack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential or otherwise protected information or result in the corruption of data, which could adversely affect our business operations and financial performance. In addition, we may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
Our profitability could be affected adversely by the failure of outside contractors and/or suppliers to perform.
We rely on outside companies to provide key services, including the design and construction of our HBI facility in Toledo, Ohio. Additionally, we use contractors to help complete certain capital projects, such as upgrades to our existing Mining and Pelletizing facilities. A contractor's or supplier's failure to perform could affect adversely our production, sales, and our ability to fulfill customer requirements. Such failure to perform in a significant way would result in additional costs for us, which also could affect adversely our production rates, sales and results of operations.

V.	DEVELOPMENT AND SUSTAINABILITY RISKS
The cost and time to implement a strategic capital project may prove to be greater than originally anticipated.
We undertake strategic capital projects, such as the HBI project, in order to enhance, expand or upgrade our mines and production capabilities or diversify our customer base. Our ability to achieve the anticipated production volumes, revenues or otherwise realize acceptable returns on strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market (such as a volatile pricing environment for iron ore), operational, permitting and labor-related factors. Further, the cost to implement any given strategic capital project ultimately may prove to be greater and may take more time than originally anticipated. Inability to achieve the anticipated results from the implementation of our strategic capital projects, the incurring of unanticipated implementation costs or penalties or the inability to meet contractual obligations could affect adversely our results of operations and future earnings and cash flow generation.
We continually must replace reserves depleted by production. Exploration activities may not result in additional discoveries.
Our ability to replenish our ore reserves is important to our long-term viability. Depleted ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. For example, in 2017 we made investments in our Tilden and Empire mines and in land in Minnesota to provide future potential ore reserves. Based on the economic reserve analysis performed during 2018, we revised the mine plan for Northshore to add ore reserves and extend mine life. Resource exploration and development are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate our iron ore reserves based on revenues and costs and update them as required in accordance with SEC Industry Guide 7 and will update, to the extent we are not already compliant, to comply with the SEC's Final Rule 13-10570, Modernization of Property Disclosures for Mining Registrants, which rescinds Industry Guide 7. Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, some of which are beyond our control, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may vary considerably from actual results. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our mineral bodies by analyzing geological data, such as samplings of drill holes. In addition to the geology assumptions regarding our mines, assumptions are also required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use, and the related costs incurred to develop and mine our reserves. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore reserves could be affected by future industry conditions, future changes in the SEC's mining property disclosure requirements, geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be affected adversely.
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
Our ongoing efforts with respect to our HBI project require the commitment of substantial capital expenditures. We currently expect to incur capital expenditures through 2020 on the HBI project of approximately $830 million on the development of the HBI production plant in Toledo, Ohio, of which $180 million has already been incurred, and $90 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be used as feedstock for the HBI production plant and/or sold commercially. Each of these estimates are exclusive of construction-related contingencies and capitalized interest. Our estimated expenses may increase as personnel and equipment associated with advancing development and commercial production are added. The progress of our HBI project and the amounts and timing of expenditures will depend in part on the following:
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
Production in our mines is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages, or other disruptions in our production of iron ore that could affect us adversely. The USW represents all labor employees at our Mining and Pelletizing operations owned and/or managed by Cliffs or its subsidiary companies except for Northshore. Our labor agreements with the USW at four of our Mining and Pelletizing operations were ratified in October 2018 and extended for a four-year term, effective as of October 1, 2018.
If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors or fail to come to an agreement upon expiry, our ability to compete may be materially and adversely affected.
We may encounter labor shortages for critical operational positions, which could affect adversely our ability to produce our products.
We are predicting a long-term shortage of skilled workers for the mining industry and competition for the available workers limits our ability to attract and retain employees as well as engage third-party contractors. As our experienced employees retire, we may have difficulty replacing them at competitive wages.

Our expenditures for post-retirement benefit and pension obligations could be materially higher than we have predicted if our underlying assumptions differ from actual outcomes, there are mine closures, or our joint venture partners fail to perform their obligations that relate to employee pension plans.
We provide defined benefit pension plans and OPEB to certain eligible union and non-union employees, including our share of expense and funding obligations with respect to our unconsolidated joint venture. Our pension and OPEB expenses and our required contributions to our pension and OPEB plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted.
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
The following map shows the locations of our operations and offices as of December 31, 2018:
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
Mining and Pelletizing
The following map shows the locations of our Mining and Pelletizing segment operations:

United Taconite
Hibbing Taconite
Northshore Mine
Empire Mine
(indefinitely idled)
Tilden Mine

We currently own or co-own four operating iron ore mines in Michigan and Minnesota, as well as one indefinitely idled mine in Michigan. We produced 20.3 million, 18.8 million and 16.0 million long tons of iron ore pellets in 2018, 2017 and 2016, respectively, at those mines for our account. We produced 6.0 million, 6.7 million and 7.4 million long tons, respectively, on behalf of current and previous steel company partners of the mines.

Our Mining and Pelletizing segment mines produce from deposits located within the Biwabik and Negaunee Iron Formation, which are classified as Lake Superior type iron formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.

Mine	Cliffs Ownership	Infrastructure	Mineralization	Operating Since	Current Annual Capacity[1,2]	2018 Production[1,2]	Mineral Owned	Rights Leased
Empire[3,4]	100%	Mine, Concentrator, Pelletizer	Magnetite	1963	*	—	53%	47%
Tilden[4]	100%	Mine, Concentrator, Pelletizer, Railroad	Hematite & Magnetite	1974	8.0	7.7	100%	—%
Northshore	100%	Mine, Concentrator, Pelletizer, Railroad	Magnetite	1990	6.0	5.6	—%	100%
United Taconite	100%	Mine, Concentrator, Pelletizer	Magnetite	1965	5.4	5.2	—%	100%
Hibbing	23%	Mine, Concentrator, Pelletizer	Magnetite	1976	8.0	7.8	3%	97%

[1] Reported on a wet basis in millions of long tons, equivalent to 2,240 pounds.
[2] Figures reported on 100% basis.
[3] Empire was indefinitely idled beginning August 2016.
[4] During 2017, our ownership interest in Tilden and Empire increased to 100%.
* Historically, Empire had an annual capacity of 5.5 million long tons; currently indefinitely idled.
Empire Mine
The Empire mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately 15 miles southwest of Marquette, Michigan. The Empire mine has had no production since the indefinite idle began in August 2016, compared to historically having an annual capacity of 5.5 million long tons of iron ore pellets.
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
Tilden Mine
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. Over the past five years, the Tilden mine has produced between 7.6 million and 7.7 million long tons of iron ore pellets annually. During 2017, we acquired the remaining 15% equity interest in Tilden owned by U.S. Steel. With the closing of this transaction, we now have 100% ownership of the mine. We own all of the ore reserves at the Tilden mine. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetite separation and floatation to produce hematite and magnetite concentrates that are then supplied to the on-site pellet plant. From the site, pellets are transported by our LS&I rail to a ship loading port at Marquette, Michigan, operated by LS&I.

Northshore Mine
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota, on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. Over the past five years, the Northshore mine has produced between 3.2 million and 5.6 million long tons of iron ore pellets annually. The Northshore mine was idled from January through May 2016. The temporary idle was a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers. In 2018, we began our low silica capital upgrade to produce DR-grade pellets on a commercial scale while maintaining overall production capacity of the Northshore processing facility. We expect to complete the project in 2019. Once complete, we will be able to produce 3.5 million long tons of DR-grade pellets. Throughout 2018 and 2017 the Northshore mine was substantially at full production levels.
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
United Taconite Mine
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. Over the past five years, the United Taconite mine has produced between 1.5 million and 5.2 million long tons of iron ore pellets annually. The United Taconite mine was temporarily idled from January through August 2016. The temporary idle was a result of historic levels of steel imports into the U.S. and reduced demand from our steel-producing customers. Throughout 2018 and 2017 the United Taconite mine was substantially at full production levels.
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
Hibbing Mine
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota, and five miles west of Chisholm, Minnesota. We are the manager of the Hibbing mine and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. In 2018, we tendered our resignation as the mine manager of the Hibbing mine and plan to transition this role to the majority owner in August 2019. Over the past five years, the Hibbing mine has produced between 7.7 million and 8.2 million long tons of iron ore pellets annually. We own 23% of Hibbing, a subsidiary of ArcelorMittal has a 62.3% interest and a subsidiary of U.S. Steel has a 14.7% interest. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin, operated by BNSF.

Asia Pacific Iron Ore
In January 2018, we announced that we would accelerate the time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. In April 2018, we committed to a course of action leading to the permanent closure of our Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018. Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are classified within discontinued operations.
Over the past five years, the Koolyanobbing operation produced between 2.7 million and 11.8 million metric tons of iron ore products annually. Ore material was sourced from various separate open pit mines and was delivered by typical production trucks or road trains to a crushing and screening facility located at Koolyanobbing. All of the ore from the Koolyanobbing operations was transported by rail to the Port of Esperance, 360 miles to the south, for shipment to Asian customers.
Refer to NOTE 13 - DISCONTINUED OPERATIONS for further discussion of the Asia Pacific Iron Ore segment.
General Information about our HBI Production Plant
The brownfield site selected for our HBI production plant is near the Port of Toledo, in northwestern Ohio, approximately 120 miles from our corporate headquarters in Cleveland, Ohio. We are leasing the property on which the plant is being constructed. Our Toledo plant is expected to produce HBI, a specialized high quality iron alternative to scrap and pig iron, at a rate of 1.9 million metric tons per year when brought to production. Our Toledo site is located in close proximity to future EAF customers in the Great Lakes region. In addition, the Toledo site is near an existing dock, has rail access and heavy haul roads for construction and operation logistics.
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

Mining and Pelletizing
Property	Date of Latest Economic Reserve Analysis
Tilden	2015
Northshore	2018
United Taconite	2016
Hibbing	2015
Ore reserve estimates for our iron ore mines as of December 31, 2018 were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. All operations' reserves have been adjusted net of production through 2018.
All tonnages reported for our Mining and Pelletizing operating segment are in long tons of 2,240 pounds and are reported on a 100% basis.

Mining and Pelletizing Mineral Reserves
as of December 31, 2018
(In Millions of Long Tons)
		Proven		Probable		Proven & Probable		Saleable Product[2,3]		Previous Year
Property	Cliffs Share	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade[5]	Process Recovery[4]	Tonnage	Proven & Probable Crude Ore	Saleable Product
Tilden[1]	100%	241.7	34.6	82.7	33.9	324.4	34.4	38%	122.1	346.3	129.2
Northshore	100%	299.5	25.3	535.6	23.7	835.1	24.3	32%	270.1	793.2	255.9
United Taconite	100%	398.9	22.5	415.5	21.9	814.4	22.2	32%	259.5	829.1	264.6
Hibbing	23%	125.1	19.7	24.7	19.6	149.8	19.7	27%	39.7	178.7	47.2
Totals		1,065.2		1,058.5		2,123.7			691.4	2,147.3	696.9

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
[5] Cutoff grades are 15% magnetic iron for Hibbing, 17% for United Taconite, 19% for Northshore and 20% for Tilden. Cutoff for Tilden hematite is 25% FeT.

Item 3.	Legal Proceedings
Bluestone Litigation. On April 7, 2017, the Company was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia.  The Amended Complaint alleges that the defendants deviated from plans authorized by plaintiffs and MSHA in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine. Plaintiffs further allege negligence and trespass in the drilling of the borehole and claim compensatory and punitive damages due to flooding. On October 3, 2018, the parties reached a settlement in full. We do not believe that our portion of the agreed-upon amount will have a material adverse impact on our business. The Court entered an order dismissing the case with prejudice subject to reopening on good cause shown within 90 days. However, on October 14, 2018, Mission Coal Company, LLC and ten of its affiliates, including Pinnacle Mining Company, LLC, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. We are reviewing this bankruptcy petition but do not believe it will have a material adverse effect on our settlement. In light of the Mission Coal bankruptcy, the Court granted plaintiffs' motion to extend the deadline for potentially reopening the Bluestone case on good cause shown for an additional 120 days.

CCAA Proceedings. Refer to NOTE 13 - DISCONTINUED OPERATIONS for a description of the CCAA proceedings with respect to the Bloom Lake Group and the Wabush Group. Such description is incorporated by reference into this Item 3.
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. Cliffs and Cliffs Minnesota Land filed counterclaims against Mesabi Metallics, Chippewa Capital Partners ("Chippewa"), and Thomas M. Clarke ("Clarke") for tortious interference and civil conspiracy, as well as additional claims against Chippewa and Clarke for aiding and abetting tortious interference, for which we seek, among other things, damages and injunctive relief. Our counterclaim against Clarke for libel was dismissed on jurisdictional grounds. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi's leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which is fully briefed. The parties have filed additional motions for partial summary judgment and motions to dismiss with respect to other pending claims and counterclaims. We believe the claims asserted against us are unmeritorious and intend to continue to vigorously defend any remaining claims in the lawsuit.
Seneca Coal Resources Litigation. We are a plaintiff in a lawsuit we filed against Seneca Coal Resources, LLC and others on December 20, 2016, alleging, among other things, breach of the Unit Purchase Agreement (“UPA”) dated December 22, 2015, wherein Seneca purchased certain of our coal properties. That dispute, which we amended to include claims of fraudulent transfers and violations of the Racketeer Influenced and Corrupt Organizations provisions of the Organized Crime Control Act of 1970 against individual defendants, including Clarke, is currently being litigated in Delaware Superior Court. On July 2, 2018, Seneca filed suit against us, a subsidiary of ours, and certain of our employees, in the Delaware Chancery Court, alleging that we failed to disclose certain liabilities in connection with the UPA and seeking monetary damages or, alternatively, reformation of the UPA. The lawsuit filed in Chancery Court asserts identical claims to those that Seneca filed as counterclaims in Delaware Superior Court on the same day, and the two cases will proceed as one consolidated matter in the Superior Court. We have filed motions to dismiss certain claims against us and to dismiss all claims against our employees individually. We believe the claims Seneca has asserted are unmeritorious and intend to vigorously pursue this lawsuit and defend against the related counterclaims. On October 14, 2018, Mission Coal Company, LLC and ten of its affiliates, including Seneca and certain of our former coal properties, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On December 4, 2018, the Court entered an order staying all proceedings in this litigation due to Mission Coal Company's bankruptcy filing.
Taconite MACT Compliance Review. EPA Region 5 issued Notices of Violation during the first quarter of 2014 to Empire, Tilden and United Taconite related to alleged historical violations of the Taconite MACT rule and certain elements of their respective state-issued Title V operating permits dating back to 2010.  EPA proposed, and we agreed to, a tolling agreement which targeted a completion of the enforcement action by March of 2019. Based on current information, we anticipate the final settlement for alleged exceedances at United Taconite to be resolved by consent decree with a civil cash penalty of less than $0.1 million and a supplemental environmental project. We anticipate the final settlement for alleged exceedances at Tilden and Empire to be resolved by consent decree with a total penalty of no more than $0.2 million and $0.1 million, respectively, to be comprised of a combination of cash penalty and a potential supplemental environmental project. This enforcement matter is not anticipated currently to have a material adverse impact on our business.

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
Holders
At February 5, 2019, we had 1,153 shareholders of record.
Dividends
On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividend was paid on January 15, 2019, to shareholders of record as of the close of business on January 4, 2019. The Board of Directors determined that the cash dividend may be paid out of capital surplus. Any determination to pay dividends on our common shares in the future will be at the discretion of our Board of Directors and dependent upon then-existing conditions, including our operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that our Board of Directors may deem relevant. Additionally, our ABL Facility contains, and agreements governing any of our future debt may contain, covenants and other restrictions that, in certain circumstances, could limit the level of dividends that we are able to pay on our common shares. There can be no assurance that we will pay a dividend in the future.

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

		2013	2014	2015	2016	2017	2018
Cleveland-Cliffs Inc.	Return %	—	(71.56)	(77.87)	432.28	(14.27)	6.66
	Cum $	100.00	28.44	6.29	33.50	28.72	30.63
S&P 500 Index - Total Returns	Return %	—	13.65	1.38	11.93	21.80	(4.39)
	Cum $	100.00	113.65	115.22	128.96	157.08	150.18
S&P Total Market Index	Return %	—	(25.63)	(50.76)	105.09	20.61	(26.76)
	Cum $	100.00	74.37	36.62	75.10	90.58	66.34
S&P Metals and Mining	Return %	—	12.43	0.46	12.62	21.13	(5.30)
	Cum $	100.00	112.43	112.95	127.20	154.08	145.91

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases by us of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs[2]
October 1 - 31, 2018	739	$12.34	—	$—
November 1 - 30, 2018	500,000	$8.83	500,000	$195,583,300
December 1 - 31, 2018	4,907,210	$8.75	4,907,210	$152,650,610
Total	5,407,949	$8.76	5,407,210	—

[1] Includes 739 shares that were delivered to us in October 2018 to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
2 On November 26, 2018, we announced a new share repurchase program which was authorized by the Board of Directors, pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million dollars. The program may be executed through open-market purchases, including through Rule 10b5-1 agreements, or privately negotiated transactions. The authorization is effective until December 31, 2019.

Item 6.	Selected Financial Data

Summary of Financial and Other Statistical Data - Cleveland-Cliffs Inc. and Subsidiaries
	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
Financial data (in millions, except per share amounts)
Revenue from product sales and services	$2,332.4	$1,866.0	$1,554.5	$1,525.4	$2,506.5
Income from continuing operations	$1,039.9	$360.6	$122.6	$134.3	$607.5
Income (loss) from discontinued operations, net of tax *	$88.2	$2.5	$76.7	$(882.7)	$(8,919.1)
Earnings (loss) per common share attributable to Cliffs common shareholders - basic
Continuing operations	$3.50	$1.27	$0.49	$0.57	$3.46
Discontinued operations *	0.30	0.01	0.39	(5.71)	(50.98)
Earnings (loss) per common share attributable to Cliffs common shareholders - basic	$3.80	$1.28	$0.88	$(5.14)	$(47.52)
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted
Continuing operations	$3.42	$1.25	$0.49	$0.57	$3.46
Discontinued operations *	0.29	0.01	0.38	(5.70)	(50.98)
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted	$3.71	$1.26	$0.87	$(5.13)	$(47.52)

Total assets	$3,529.6	$2,953.4	$1,923.9	$2,135.5	$3,147.2
Long-term debt obligations (including capital leases)	$2,104.5	$2,311.8	$2,178.6	$2,704.1	$2,834.6

Cash dividends declared to preferred shareholders
- Per depositary share	$—	$—	$—	$1.32	$1.76
- Total	$—	$—	$—	$38.4	$51.2
Cash dividends declared to common shareholders
- Per share	$0.05	$—	$—	$—	$0.60
- Total	$15.0	$—	$—	$—	$92.5
Note: This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data.
(*) Refer to NOTE 13 - DISCONTINUED OPERATIONS, for information regarding discontinued operations.
(a) On January 1, 2018, we adopted Topic 606 and applied it to all contracts that were not completed using the modified retrospective method. We recognized the cumulative effect of initially applying Topic 606 as an adjustment of $34.0 million to the opening balance of Retained deficit. The comparative period information has not been retrospectively revised and continues to be reported under the accounting standards in effect for those periods. Refer to NOTE 2 - NEW ACCOUNTING STANDARDS for information regarding the adoption of Topic 606. Additionally, refer to NOTE 10 - INCOME TAXES for information regarding the reversal of certain deferred tax valuation allowances.

(b) Refer to NOTE 6 - DEBT AND CREDIT FACILITIES for information regarding debt issuances and extinguishments, NOTE 14 - CAPITAL STOCK for information regarding a common share issuance and NOTE 10 - INCOME TAXES for information regarding the financial impact of Public Law 115–97, commonly known as the “Tax Cuts and Jobs Act”.

(c) During 2016, we recorded a net gain of $166.3 million related to debt restructuring activities that occurred throughout the year, including the issuance of $218.5 million aggregate principal of 8.00% 2020 1.5 Lien Notes in exchange for $512.2 million of our existing senior notes, the issuance of an aggregate of 8.2 million common shares in exchange for $56.9 million aggregate principal amount of our existing senior notes and a loss on the redemption of the full $283.6 million outstanding of our 3.95% 2018 Senior Notes at a total redemption price of $301.0 million. We also issued 44.4 million common shares in an underwritten public offering. We received net proceeds of $287.6 million at a public offering price of $6.75 per common share.

(d) During 2015, our Eastern Canada Iron Ore segment commenced restructuring proceedings in Montreal, Quebec under the CCAA. As a result of these proceedings, the Canadian entities were deconsolidated and all financial results were classified within discontinued operations. During 2015, our North American Coal operating segment continued to meet the criteria to be classified as held for sale under ASC Topic 205, Presentation of Financial Statements, until the operations were sold during the fourth quarter, and as a result, all financial results were classified within discontinued operations. Refer to NOTE 13 - DISCONTINUED OPERATIONS, for information regarding discontinued operations.

(e) During 2014, we recorded an impairment of other long-lived assets of $11.2 million related to our continuing operations. We also recorded goodwill and other long-lived asset impairment charges related to our discontinued operations of $9,018.7 million. The impairment charges were primarily a result of changes in life-of-mine cash flows due to declining pricing for both global iron ore and low-volatile metallurgical coal, along with changes in strategic focus of the divestiture of the Eastern Canadian Iron Ore, Asia Pacific Iron Ore, North American Coal and Ferroalloys operations. The CLCC assets were sold in the fourth quarter of 2014 on December 31, 2014, resulting in a loss on sale of $419.6 million. Refer to NOTE 13 - DISCONTINUED OPERATIONS, for information regarding discontinued operations. For the year ended December 31, 2014, we had a loss attributable to noncontrolling interest of $1,087.4 million, of which, $1,114.3 million related to discontinued operations.

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
Industry Overview
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During 2018, the U.S. produced approximately 87 million metric tons of crude steel, which is up 6% when compared to 2017, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 78% during 2018, which is an approximate 6% increase from 2017. Throughout 2018, global crude steel production increased about 5% compared to 2017, driven by an approximate 7% increase in Chinese crude steel production.
The Platts 62% Price decreased 3% to an average price of $69 per metric ton for the year ended December 31, 2018 compared to 2017. Volatility in the iron ore price impacts our realized revenue rates, but the price of iron ore and our revenue realizations are not fully correlated. Pricing mechanisms in our contracts reference the Platts 62% Price, but our prices are somewhat protected from potential volatility given that it is just one of many inputs used in contract pricing formulas. While iron ore pricing over the past year has remained relatively stable, we recognize that a change in behavior of the major iron ore producers and/or Chinese steelmakers could either lift or put pressure on iron ore prices in the near term. During 2018, the main trend that emerged was the more selective iron ore buying behavior among Chinese mills, which caused significant divergence in pricing for different grades of ores, but kept the Platts 62% Price at its most stable levels since daily pricing was introduced a decade ago. This intensified focus on iron ore quality is driven primarily by both a greater emphasis on environmentally friendly steelmaking and enhanced productivity (as less efficient mills have been shut down).
The Atlantic Basin pellet premium, another important pricing factor in our contracts, averaged $59 per metric ton for the year ended December 31, 2018, a 30% increase compared to 2017. We believe the supply-demand dynamics of this market will continue to be favorable for us. Heightened demand for iron ore pellets is a result of rapidly increasing global demand for the most productive and environmentally friendly feedstock. Iron ore pellets remain scarce in the international market and new capacity is unlikely to come online in the near term due to the time and expense required to do so. We believe this scarcity will support and likely increase these multi-year high premiums for pellet products in the foreseeable future.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in a customer's supply agreement, averaged $827 per net ton for the year ended December 31, 2018, 33% higher than last year. The price of steel was impacted positively in 2018 by healthy U.S. manufacturing activity and inflation on major steel input costs, and the U.S. government's implementation of a 25% tariff on steel imports from many of its major trade counterparts. Because the United States is the largest importer of steel in the world, we believe these tariffs not only alleviate some national security concerns, but will also keep the prices for domestic hot-rolled coil steel elevated above historical averages for as long as they remain in place. As such, we remain positive on our outlook for the domestic steel market.
Our consolidated revenues were $2.3 billion and $1.9 billion for the years ended December 31, 2018 and 2017, respectively, with net income from continuing operations per diluted share of $3.42 and $1.25, respectively. Net income from continuing operations for 2018 was positively impacted by an income tax benefit of $475.2 million, primarily due to release of the valuation allowance in the U.S. This compares to an income tax benefit in 2017 of $252.4 million, primarily due to the enactment of Public Law 115–97. Sales margin increased by $342.0 million during 2018 when compared to 2017, primarily driven by the increase in revenue from higher overall average realized product revenue rates and higher sales volumes. During 2018, we had a loss on extinguishment of debt of $6.8 million compared to a loss of $165.4 million during the prior year. In addition, during 2018 we had a gain from discontinued operations, net of tax of $88.2 million, primarily attributable to our exit from Australia compared to a gain of $2.5 million from discontinued operations, net of tax, during 2017.

Strategy
We are Focused on Protecting our Core Mining and Pelletizing Segment Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to major North American blast furnace steel producers. We have the unique advantage of being a low-cost, high-quality, iron ore pellet producer with significant transportation and logistics advantages to serve the Great Lakes steel market effectively. The pricing structure and long-term nature of our existing contracts, along with our low-cost operating profile, position our Mining and Pelletizing segment as a strong cash flow generator in most commodity pricing environments. Since instituting our strategy in 2014 of focusing on this core business, we have achieved significant accomplishments, including providing accelerating profitability growth each year since 2015, maximizing commercial leverage in pricing and securing sales volume certainty by signing multiple new supply agreements with steelmakers throughout the Great Lakes region, improving operating reliability by making operational improvements, realizing more predictability in cash flows, embracing the global push toward environmental stewardship and developing new pellet products to meet ever-evolving market demands.
We recognize the importance of our strong position in the North American blast furnace steel industry, and our top priority is to protect and enhance the market position of our Mining and Pelletizing business. This involves continuing to deliver high-quality, custom-made pellets that allow our customers to remain competitive in the quality, production efficiency, and environmental friendliness of their steel products. Protecting the core business also involves continually evaluating opportunities to expand both our production capacity and ore reserve life. In 2017, we achieved key accomplishments toward these goals by acquiring the remaining minority stake in our Tilden and Empire mines as well as additional real estate interests in Minnesota. In 2018, we began supplying pellets under two new customer supply agreements in the Great Lakes region. In addition, we executed the efficient exit of our Asia Pacific Iron Ore business, officially completing the divestiture of the Company's non-core assets.
Expanding our Customer Base
While we hold a strong market position in supplying iron ore to Great Lakes blast furnaces, we cannot ignore the ongoing shift of steelmaking share in the U.S. away from our core blast furnace customers to EAF steelmakers. Over the past 25 years, the market share of EAFs has nearly doubled. However, as EAFs have moved to higher-value steel products, they require more high-quality iron ore-based metallics instead of lower-grade scrap as raw material feedstock. As a result of this trend, one of our top strategic priorities is to become a critical supplier of the EAF market by providing these specialized metallics. HBI is a specialized high-quality iron alternative to scrap and pig iron that, when used as a feedstock, allows the EAF to produce more valuable grades of steel. In June 2017, we announced the planned construction of an HBI production plant in Toledo, Ohio. Over the past 18 months, we have made significant progress on the construction of this plant. Based on current market analysis, greater-than-expected customer demand and expansion opportunities identified during the construction process, we are increasing the expected productive capacity of the Toledo HBI production plant from 1.6 million to 1.9 million metric tons per year. Accordingly, we now estimate the construction cost to be approximately $830 million, exclusive of construction-related contingencies and capitalized interest, which increase partially relates to the expanded capacity. We expect that the HBI production plant, once operational, will consume approximately 2.8 million long tons of our DR-grade pellets per year.
We expect our HBI to partially replace the over 3 million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as the nearly 20 million metric tons of scrap used in the Great Lakes area every year. The Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors. Not only does this production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes region and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the area and grow our customer base.
Maintaining Discipline on Costs and Capital Allocation
We believe our ability to execute our strategy is dependent on maintaining our financial position, balance sheet strength and financial flexibility, which will enable us to manage through the inherent cyclical demand for our products and volatility in commodity prices. Our streamlined organization and support functions are well-aligned with our strategic direction. Our capital allocation plan is focused on strengthening and protecting our core Mining and Pelletizing segment operations and expanding our customer base through our Metallics segment, as well as returning excess capital to shareholders while maintaining manageable leverage through volatile commodity cycles.
As the implementation of our strategy has strengthened the business, we have put additional emphasis on the continued improvement of our balance sheet via continued reduction of long-term debt. Since 2015, we have reduced our annual interest expense by 46%, or approximately $100 million, by using various liability management strategies consistent with our capital allocation priorities and our stated objective of improving the strength of our balance sheet and simplifying the capital structure. Given the cyclical nature of our business, we will continue to be opportunistic in managing our balance sheet and capital structure, which should put us in an optimal position to manage through any commodity environment, and we continue to seek the best opportunities to accomplish this.
Competitive Strengths
Resilient Mining and Pelletizing Segment Operations
Our Mining and Pelletizing segment is the primary contributor to our consolidated results, generating $2,332.4 million of consolidated revenue, $809.6 million of sales margin and $875.3 million of consolidated Adjusted EBITDA for the year ended December 31, 2018. Our Mining and Pelletizing segment produces differentiated iron ore pellets that are customized for use in customers’ blast furnaces as part of the steelmaking process. The grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s blast furnace operations. We believe our long history of supplying customized pellets to the U.S. steel producers has resulted in a co-dependent relationship between us and our customers. This technical and operational co-dependency has enabled us to claim a substantial portion of the total Mining and Pelletizing segment market. Based on our equity ownership in our U.S. mines, our share of the annual rated production capacity is 21.2 million long tons, representing 42% of total U.S. annual pellet capacity. Long-lived assets with an average mine life of approximately 30 years provide the opportunity to maintain our significant market position well into the future.
We believe our Mining and Pelletizing segment is uniquely positioned in the global iron ore market due to its insulated position within the Great Lakes region and balanced exposure to market volatility due to contract pricing structures. Most of our Mining and Pelletizing segment production is sold through long-term contracts that are structured with various formula-based pricing mechanisms that reference spot iron ore pricing, domestic steel prices, and Atlantic Basin pellet premiums, among other items, and mitigate the impact of any one factor's price volatility on our business.
We maintain a freight advantage compared to our competition as a result of our proximity to U.S. steelmaking operations. The Great Lakes market is largely isolated and expensive to enter from the seaborne market. Our costs are lower as a result of inherent transportation advantages associated with our mine locations near the Great Lakes, which allows for transportation via railroads and loading ports.
Recent Developments
Changes to our Board of Directors
On January 28, 2019, we appointed M. Ann Harlan and Janet L. Miller to our Board of Directors. Ms. Harlan will join the Audit Committee and Ms. Miller will join the Governance and Nominating Committee of our Board. With the addition of Ms. Harlan and Ms. Miller, our Board of Directors is now comprised of eleven members, of which ten are independent directors. Also, in order to re-balance responsibilities among its Board members, we announced other changes to the Committee assignments. Susan Green has been appointed to the Strategy Committee; Michael Siegal has stepped down from the Audit Committee; Gabriel Stoliar has stepped down from the Governance and Nominating Committee; and Robert Fisher, Jr. has stepped down from the Strategy Committee.
Executive Leadership Promotion
On December 11, 2018, our Board of Directors elected Clifford T. Smith, as our Executive Vice President, Chief Operating Officer, effective January 1, 2019. Mr. Smith most recently was the Executive Vice President, Business Development, a position he held since April 2015. He previously served as Executive Vice President, Seaborne Iron Ore (October 2014 - April 2015) and Executive Vice President, Global Operations (July 2013 - January 2014).
Share Repurchase Program
On November 26, 2018, we announced that our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. During 2018, we repurchased 5.4 million common shares at a cost of approximately $47.5 million in aggregate, including commissions and fees, or an average price of approximately $8.78 per share. As of December 31, 2018, there was approximately $152.7 million remaining under the authorization. The share repurchase program is effective until December 31, 2019.

Business Segments
In alignment with our strategic goals, our Company’s continuing operations are organized and managed in two business units according to our differentiated products. The former 'U.S. Iron Ore' segment is now 'Mining and Pelletizing.' Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. In addition, the Toledo HBI business will be categorized under the segment 'Metallics.' In our Metallics segment, we are currently constructing an HBI production plant in Toledo, Ohio. We expect to complete construction and begin production in 2020. Until the HBI plant is operational, expenses reported in the Metallics segment will be limited to administrative costs.
2018 Compared to 2017
Results of Operations
The following is a summary of the Mining and Pelletizing segment results:

	(In Millions)
			Changes due to:
	Year Ended December 31,		Revenue and cost rate	Sales volume	Freight and reimbursement	Total change
	2018	2017
Revenues from product sales and services	$2,332.4	$1,866.0	$364.3	$163.5	$(61.4)	$466.4
Cost of goods sold and operating expenses	(1,522.8)	(1,398.4)	(68.4)	(117.4)	61.4	(124.4)
Sales margin	$809.6	$467.6	$295.9	$46.1	$—	$342.0

	Year Ended December 31,
Per Long Sales Ton Information	2018	2017	Difference	Percent change
Realized product revenue rate[1]	$105.64	$88.03	$17.61	20.0%
Cash cost of goods sold and operating expense rate[1,2]	62.95	59.43	3.52	5.9%
Depreciation, depletion & amortization	3.32	3.56	(0.24)	(6.7)%
Total cost of goods sold and operating expense rate	66.27	62.99	3.28	5.2%
Sales margin	$39.37	$25.04	$14.33	57.2%

Sales tons[3] (In thousands)	20,563	18,683
Production tons[3] (In thousands)
Total	26,336	25,542
Cliffs’ share of total	20,329	18,776

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin for the Mining and Pelletizing segment was $809.6 million for the year ended December 31, 2018, compared with $467.6 million for the year ended December 31, 2017. Sales margin per long ton increased 57.2% to $39.37 per long ton during the year ended December 31, 2018 compared to 2017.
Revenue increased by $527.8 million during the year ended December 31, 2018, compared to 2017, excluding the freight and reimbursements decrease of $61.4 million, predominantly due to:

•
An increase in the average year-to-date realized product revenue rate of $17.61 per long ton or 20.0% during the year ended December 31, 2018, compared to 2017, which resulted in an increase of $364.3 million. This is predominantly due to:

◦	An increase in the average annual daily market price for hot-rolled coil steel, which positively affected the realized revenue rate by $10 per long ton or $215 million during 2018;

◦	Higher pellet premiums, which positively affected the realized revenue rate by $7 per long ton or $141 million; and

◦	Changes in customer and contract mix, which positively affected the realized revenue rate by $3 per long ton or $70 million.

◦	These increases were offset partially by:

▪	An increase in index freight rates, a component in most of our contract pricing formulas, which negatively affected the realized revenue rate by $3 per long ton or $53 million; and

▪	Lower full-year Platts 62% Price, compared to the prior-year, which negatively affected the realized revenue rate by $1 per long ton or $30 million.

•
Higher sales volumes of 1.9 million long tons, which resulted in increased revenues of $163.5 million, predominantly due to increased demand from two customers resulting in two additional contracts that started during the current year.

Cost of goods sold and operating expenses increased $185.8 million during the year ended December 31, 2018, compared to 2017, excluding the freight and reimbursements decrease of $61.4 million, predominantly as a result of:

•	An increase in sales volume of 1.9 million long tons, which resulted in increased costs of $117 million period-over-period; and

•
Unfavorable change in the full-year cost driven by higher employment-related and profit sharing costs of $35 million or $2 per long ton, increased royalties of $19 million or $1 per long ton and increased maintenance and fuel costs of $19 million or $1 per long ton.

Production
Our share of production increased by 8.3% during the year ended December 31, 2018 when compared to 2017. The increase in production volume primarily is attributable to incremental tonnage of 0.8 million long tons as a result of the increase in Tilden ownership to 100% in the third quarter of 2017, 0.4 million long tons at United Taconite as a result of increased operating time and productivity in 2018 compared to 2017 when the Mustang capital project was underway, and 0.3 million long tons at Northshore due to lower production during the prior-year comparable period as a result of longer scheduled annual maintenance shut-downs and an additional furnace idle to support the production of low silica pellets.
Other Operating Income (Expense)
The following is a summary of Other operating income (expense):

	(In Millions)
	2018	2017	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(116.8)	$(102.9)	$(13.9)
Miscellaneous - net	(19.6)	25.5	(45.1)
	$(136.4)	$(77.4)	$(59.0)
Selling, general and administrative expenses during the year ended December 31, 2018 increased $13.9 million compared to 2017. The unfavorable variance for the year ended December 31, 2018 was primarily driven by an increase in employment-related costs, including approximately $6 million related to signing bonuses that were part of the new USW labor agreement signed in 2018 and higher incentive compensation compared to 2017.

The following is a summary of Miscellaneous - net:

	(In Millions)
	2018	2017	Variance Favorable/ (Unfavorable)
Empire idle costs	$(24.1)	$5.0	$(29.1)
Foreign exchange remeasurement	(0.9)	13.9	(14.8)
Management and royalty fees	1.0	5.1	(4.1)
Impairment of long-lived assets	(1.1)	—	(1.1)
Other	5.5	1.5	4.0
	$(19.6)	$25.5	$(45.1)
Miscellaneous - net during the year ended December 31, 2018 increased $45.1 million compared to 2017. There was a year over year unfavorable impact of $29.1 million in Empire mine idle costs primarily impacted by the reduction to the asset retirement obligation liability during 2017. During 2017, there was a decrease in the obligation of $26.2 million as a result of the refinement of the cash flows required for reclamation, remediation and structural removal. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information regarding changes in the asset retirement obligation.
For the year ended December 31, 2017, there was an incrementally favorable impact of $14.8 million driven by the change in foreign exchange remeasurement of short-term intercompany loans that were denominated in currency that was not the functional currency of the entity that holds the loans.
Other Expense
The following is a summary of Other expense:

	(In Millions)
	2018	2017	Variance Favorable/ (Unfavorable)
Interest expense, net	$(118.9)	$(126.8)	$7.9
Loss on extinguishment of debt	(6.8)	(165.4)	158.6
Other non-operating income
Net periodic benefit costs other than service cost component	14.0	7.0	7.0
Other	3.2	3.2	—
	$(108.5)	$(282.0)	$173.5
Interest expense, net for the year ended December 31, 2018, was $7.9 million lower than 2017, predominantly due to interest that was capitalized related to the HBI production plant and upgrades at the Northshore plant.
The loss on extinguishment of debt for the year ended December 31, 2018 of $6.8 million was related to the redemption in full of our outstanding 4.80% 2020 Senior Notes and 5.90% 2020 Senior Notes and the repurchase of certain of our other senior notes. This compares to a loss of $165.4 million for the year ended December 31, 2017, primarily related to the redemption in full of all of our outstanding First Lien Notes, 1.5 Lien Notes and Second Lien Notes and the repurchase of certain of our other senior notes.
Refer to NOTE 6 - DEBT AND CREDIT FACILITIES for further discussion.

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

	(In Millions)
	2018	2017	Variance
Income tax benefit	$475.2	$252.4	$222.8
Effective tax rate	(84.1)%	(233.3)%	149.2%
A reconciliation of our income tax attributable to continuing operations compared to the U.S. federal statutory rate is as follows:

	(In Millions)
	2018		2017
Tax at U.S. statutory rate	$118.6	21.0%	$37.9	35.0%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(54.6)	(9.7)	(61.6)	(56.9)
Impact of tax law change - remeasurement of deferred taxes	—	—	407.5	376.6
Dissolution of Luxembourg entities	161.7	28.6	—	—
Prior year adjustments in current year	(1.0)	(0.2)	(1.1)	(1.0)
Valuation allowance reversal
Tax law change - remeasurement of deferred taxes	—	—	(407.5)	(376.6)
Current year activity	(80.6)	(14.3)	(466.3)	(431.0)
Release of U.S. valuation allowance	(460.5)	(81.5)	—	—
Repeal of AMT	—	—	(235.3)	(217.5)
Dissolution of Luxembourg entities	(161.7)	(28.6)	—	—
Prior year adjustments in current year	1.0	0.2	(3.5)	(3.2)
Tax uncertainties	(1.3)	(0.2)	(1.4)	(1.3)
Impact of foreign operations	0.1	—	477.9	441.7
Other items, net	3.1	0.6	1.0	0.9
Provision for income tax benefit and effective income tax rate including discrete items	$(475.2)	(84.1)%	$(252.4)	(233.3)%
Our tax provision for the year ended December 31, 2018 was a benefit of $475.2 million and an effective tax rate of negative 84.1% compared with a benefit of $252.4 million and an effective tax rate of negative 233.3% for the prior year. The increase in income tax benefit from the prior year is primarily due to release of the valuation allowance in the U.S. of $460.5 million in the fourth quarter of 2018. Additionally, during 2018, a legal entity reduction initiative was completed resulting in the dissolution of two Luxembourg entities, both of which held net operating loss deferred tax assets. This asset reduction resulted in an expense of $161.7 million which was fully offset by a decrease in valuation allowance. In December of 2017 a benefit of $235.3 million was recorded as a result of the repeal of AMT in the 2017 U.S. income tax reform legislation. Additionally, the Impact of tax law change - remeasurement of deferred taxes for the year ended December 31, 2017 primarily relates to the statutory rate reduction in the U.S. that decreased the deferred tax assets by $334.1 million and the Luxembourg rate reduction that decreased the deferred tax assets by $73.4 million. Both of these asset reductions were fully offset by a decrease in valuation allowance. The impact of foreign operations relates to income and losses in foreign jurisdictions where the statutory rates, ranging from 0% to 26.01%, differ from the U.S. statutory rate of 21% and 35% for the years ended December 31, 2018 and December 31, 2017, respectively.
See NOTE 10 - INCOME TAXES for further information.

Income from discontinued operations, net of tax
During the year ended December 31, 2018, we recorded income of $88.2 million within Income from discontinued operations, net of tax. For the year ended December 31, 2018, net income attributable to Asia Pacific Iron Ore was $118.3 million. As a result of the liquidation of substantially all of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Consolidated Financial Position of $228.1 million was reclassified and recognized as a gain in Income from discontinued operations, net of tax, which was partially offset by operating losses and exit costs at Asia Pacific Iron Ore and the settlement of the CCAA proceedings. We recorded Income from discontinued operations, net of tax of $2.5 million for the year ended December 31, 2017. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information.
EBITDA and Adjusted EBITDA
We evaluate performance based on EBITDA and Adjusted EBITDA, which are non-GAAP measures. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.

	(In Millions)
	2018	2017

Net income	$1,128.1	$363.1
Less:
Interest expense, net	(121.3)	(132.0)
Income tax benefit	460.3	252.4
Depreciation, depletion and amortization	(89.0)	(87.7)
Total EBITDA	$878.1	$330.4
Less:
Loss on extinguishment of debt	$(6.8)	$(165.4)
Impact of discontinued operations	120.6	22.0
Foreign exchange remeasurement	(0.9)	13.9
Impairment of other long-lived assets	(1.1)	—
Total Adjusted EBITDA	$766.3	$459.9

EBITDA:
Mining and Pelletizing	$852.9	$534.9
Metallics	(3.3)	(0.4)
Other (including discontinued operations)	28.5	(204.1)
Total EBITDA	$878.1	$330.4

Adjusted EBITDA:
Mining and Pelletizing	$875.3	$559.4
Metallics	(3.3)	(0.4)
Other	(105.7)	(99.1)
Total Adjusted EBITDA	$766.3	$459.9
EBITDA for the year ended December 31, 2018 increased by $547.7 million on a consolidated basis from 2017. The favorable variance in EBITDA for the year ended December 31, 2018 was primarily due to an increase in sales margin of $342.0 million and a favorable impact from discontinued operations of $98.6 million compared to the prior-year period. The favorable impact from discontinued operations is primarily due to the historical changes in foreign currency translation that were previously recorded in Accumulated other comprehensive loss totaling $228.1 million, which were reclassified and recognized in Income from discontinued operations, net of tax. The favorable impact from reclassification of historical foreign currency translation changes was partially offset by operating losses and exit costs at Asia Pacific Iron Ore and the settlement of the CCAA proceedings. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information.
Adjusted EBITDA increased by $306.4 million for the year ended December 31, 2018 from the comparable period in 2017. The increase primarily was attributable to higher consolidated sales margin of $342.0 million for the year ended December 31, 2018, compared to the prior year.

2017 Compared to 2016
Results of Operations
The following is a summary of the Mining and Pelletizing segment results:

	(In Millions)
			Change due to
	Year Ended December 31,		Revenue and cost rate	Sales volume	Idle cost/production volume variance	Freight and reimburse-ment	Total change
	2017	2016
Revenues from product sales and services	$1,866.0	$1,554.5	$228.2	$36.7	$—	$46.6	$311.5
Cost of goods sold and operating expenses	(1,398.4)	(1,274.4)	(113.7)	(18.4)	54.7	(46.6)	(124.0)
Sales margin	$467.6	$280.1	$114.5	$18.3	$54.7	$—	$187.5

	Year Ended December 31,
Per Long Sales Ton Information	2017	2016	Difference	Percent change
Realized product revenue rate[1]	$88.03	$75.71	$12.32	16.3%
Cash cost of goods sold and operating expense rate[1,2]	59.43	55.73	3.70	6.6%
Depreciation, depletion & amortization	3.56	4.61	(1.05)	(22.8)%
Total cost of goods sold and operating expenses rate	62.99	60.34	2.65	4.4%
Sales margin	$25.04	$15.37	$9.67	62.9%

Sales tons[3] (In thousands)	18,683	18,224
Production tons[3] (In thousands)
Total	25,542	23,416
Cliffs’ share of total	18,776	15,982

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin. Revenues and expenses also exclude venture partner cost reimbursements.
[2] Cash cost of goods sold and operating expense rate is a non-GAAP financial measure. See "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons (2,240 pounds).
Sales margin for the Mining and Pelletizing segment was $467.6 million for the year ended December 31, 2017, compared with $280.1 million for the year ended December 31, 2016. Sales margin increased 62.9% to $25.04 per long ton during the year ended December 31, 2017 compared to 2016.
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
Cost of goods sold and operating expenses increased $77.4 million during the year ended December 31, 2017 compared to 2016, excluding the freight and reimbursements increase of $46.6 million, predominantly as a result of:

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
Production
Our share of production in our Mining and Pelletizing segment increased by 17.5% during the year ended December 31, 2017 when compared to 2016. The increase in production volume primarily is attributable to all active mining facilities fully operating in 2017 compared to the various idled operations during 2016. United Taconite was fully operating during the year ended December 31, 2017, adding an incremental 3.3 million long tons of production, compared to the previous year's production levels as a result of being idled for the first seven months of 2016. Secondly, Northshore added incremental tonnage of 2.1 million long tons during the year ended December 31, 2017, when it was substantially at full production, compared to its previous year's production tonnage when it was fully idled for the first four months of 2016. These production gains were offset partially by the indefinite idle of the Empire mine in August 2016, lowering production by 2.8 million long tons, compared to the prior year when the mine was operating.

Other Operating Income (Expense)
The following is a summary of Other operating income (expense):

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(102.9)	$(115.8)	$12.9
Miscellaneous - net	25.5	(33.6)	59.1
	$(77.4)	$(149.4)	$72.0
Selling, general and administrative expenses during the year ended December 31, 2017 decreased $12.9 million over 2016. The favorable variance for the year ended December 31, 2017 was driven by a $3.3 million decrease in incentive compensation and $3.5 million of union signing bonuses in 2016, that were not repeated in 2017. In addition, external services costs, excluding costs for early stage HBI project spending, decreased by $5.4 million for the year ended December 31, 2017 compared to the prior year. These favorable variances were offset partially by early-stage HBI project spending of $2.3 million.
The following is a summary of Miscellaneous - net:

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Foreign exchange remeasurement	$13.9	$(17.8)	$31.7
Michigan Electricity Matters accrual	1.3	(12.4)	13.7
Management and royalty fees	5.1	9.0	(3.9)
Empire idle costs	5.0	(8.2)	13.2
Gain (loss) on disposal of assets	0.9	(4.9)	5.8
Other	(0.7)	0.7	(1.4)
	$25.5	$(33.6)	$59.1
For the year ended December 31, 2017, there was an incrementally favorable impact of $31.7 million driven by the change in foreign exchange remeasurement of short-term intercompany loans that are denominated in currency that is not the functional currency of the entity that holds the loans. There was an incrementally favorable impact of $13.7 million related to the FERC ruling on the proceedings regarding cost allocations for continued operation of the Presque Isle power plant in Michigan (referred to above as the Michigan Electricity Matters) that was recorded in the third quarter of 2016 and adjusted in the fourth quarter of 2017. In addition, there was an incrementally favorable impact of $13.2 million in Empire mine idle costs driven primarily by an asset retirement obligation adjustment.
Other Income (Expense)
The following is a summary of Other expense:

	(In Millions)
	2017	2016	Variance Favorable/ (Unfavorable)
Interest expense, net	$(126.8)	$(193.9)	$67.1
Gain (loss) on extinguishment/restructuring of debt	(165.4)	166.3	(331.7)
Other non-operating income	10.2	7.3	2.9
	$(282.0)	$(20.3)	$(261.7)
The loss on extinguishment/restructuring of debt for the year ended December 31, 2017 of $165.4 million was related to the repurchase of certain of our unsecured senior notes and the redemption in full of our then-outstanding secured notes. This compares to a gain of $166.3 million for the year ended December 31, 2016, primarily related to the issuance of our 8.00% 2020 1.5 Lien Notes through an exchange offer on March 2, 2016.
Interest expense, net for the year ended December 31, 2017 had a favorable variance of $67.1 million versus the prior year, predominantly as a result of the debt restructuring activities that occurred throughout 2017. These debt restructurings resulted in a reduction of our effective interest rate to 5.8% and extended our debt maturities.
Refer to NOTE 6 - DEBT AND CREDIT FACILITIES for further discussion.
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

	(In Millions)
	2017	2016	Variance
Income tax benefit	$252.4	$12.2	$240.2
Effective tax rate	(233.3)%	(11.1)%	(222.2)%
A reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2017		2016
Tax at U.S. statutory rate	$37.9	35.0%	$38.6	35.0%
Increase (decrease) due to:
Impact of tax law change - remeasurement of deferred taxes	407.5	376.6	149.1	135.1
Prior year adjustments in current year	(1.1)	(1.0)	(11.8)	(10.7)
Valuation allowance build (reversal):
Tax law change - remeasurement of deferred taxes	(407.5)	(376.6)	(149.1)	(135.1)
Current year activity	(466.3)	(431.0)	122.9	111.3
Repeal of AMT	(235.3)	(217.5)	—	—
Prior year adjustments in current year	(3.5)	(3.2)	9.3	8.4
Tax uncertainties	(1.4)	(1.3)	(11.3)	(10.2)
Worthless stock deduction	—	—	(73.4)	(66.5)
Impact of foreign operations	477.9	441.7	(40.6)	(36.8)
Percentage depletion in excess of cost depletion	(61.6)	(56.9)	(36.1)	(32.7)
Other items, net	1.0	0.9	(9.8)	(8.9)
Provision for income tax benefit and effective income tax rate including discrete items	$(252.4)	(233.3)%	$(12.2)	(11.1)%
Our tax provision for the year ended December 31, 2017 was a benefit of $252.4 million and a negative 233.3% effective tax rate compared with a benefit of $12.2 million and an effective tax rate of negative 11.1% for the prior year. The increase in income tax benefit from the prior year is primarily due to the repeal of AMT through U.S. income tax reform legislation. The impact of tax law change due to remeasurement of deferred taxes primarily relates to the statutory rate reduction in the U.S. that decreased the deferred tax assets by $334.1 million and the Luxembourg rate reduction that decreased the deferred tax assets by $73.4 million. Both of these asset reductions were fully offset by a decrease in valuation allowance. The impact of foreign operations relates to income and losses in foreign jurisdictions where the statutory rates, ranging from 0% to 30%, differ from the U.S. statutory rate of 35%.
See NOTE 10 - INCOME TAXES for further information.

Income from discontinued operations, net of tax
For the year ended December 31, 2017, we recorded Income from discontinued operations, net of tax of $2.5 million. During 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings for the Wabush Group, which resulted in a net gain of $31.4 million. The gain was offset by an estimated liability of $55.6 million, which was established based on the probable assertion of a preference claim against the Company and was classified as Contingent claims in the Statements of Consolidated Financial Position. Additionally, for the year ended December 31, 2017, we recorded income of $21.2 million within Income from discontinued operations, net of tax relating to our Asia Pacific Iron Ore operations.
For the year ended December 31, 2016 we recorded a gain from discontinued operations of $76.7 million, which was attributable to income generated by our Asia Pacific Iron Ore operations of $96.6 million, offset partially by a loss related to our North American Coal and Eastern Canadian Iron Ore operations.
Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information.
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
EBITDA and Adjusted EBITDA
We evaluate performance based on EBITDA and Adjusted EBITDA, which are non-GAAP measures. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.

	(In Millions)
	2017	2016

Net income	$363.1	$199.3
Less:
Interest expense, net	(132.0)	(200.5)
Income tax benefit	252.4	12.2
Depreciation, depletion and amortization	(87.7)	(115.4)
EBITDA	$330.4	$503.0
Less:
Gain (loss) on extinguishment/restructuring of debt	$(165.4)	$166.3
Impact of discontinued operations	22.0	108.4
Foreign exchange remeasurement	13.9	(17.8)
Total Adjusted EBITDA	$459.9	$246.1

EBITDA:
Mining and Pelletizing	$534.9	$342.4
Metallics	(0.4)	—
Corporate and Other (including discontinued operations)	(204.1)	160.6
Total EBITDA	$330.4	$503.0

Adjusted EBITDA:
Mining and Pelletizing	$559.4	$359.6
Metallics	(0.4)	—
Corporate and Other	(99.1)	(113.5)
Total Adjusted EBITDA	$459.9	$246.1
EBITDA for the year ended December 31, 2017 decreased by $172.6 million on a consolidated basis from 2016. The unfavorable variance in EBITDA for the year ended December 31, 2017 was driven primarily by an incrementally negative impact of $331.7 million related to debt extinguishment/restructuring activities compared to the prior year partially offset by an increase in sales margin of $187.5 million compared to the prior year.
Adjusted EBITDA increased by $213.8 million for the year ended December 31, 2017 from the comparable period in 2016. The increase primarily was attributable to higher consolidated sales margin of $187.5 million for the year ended December 17, 2017, compared to the prior year.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operating and financing activities. Our capital allocation decision-making process is focused on returning capital to shareholders while maintaining the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on maximizing the cash generation of our operations as well as reducing operating costs, aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects.
During 2018, we took action consistent with our capital allocation priorities of returning capital to shareholders, maintaining the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. We have remained focused on protecting our business based on our actions to allocate capital to both sustaining our existing operations and our two major capital projects: the HBI plant in Toledo, Ohio and the upgrade to the Northshore plant to replace up to 3.5 million long tons of blast furnace pellet production with DR-grade pellet production. Additionally, we executed a strategy to mitigate our costs as we exited the Asia Pacific Iron Ore operations, including the sale of all remaining assets of the operations, and took additional steps to reduce our long-term debt and extend our maturities by extinguishing $227.4 million of our existing debt.

Based on our outlook for the next 12 months, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our existing operations, service our debt obligations and fund our dividends.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on pricing, sales volume and production.
The following discussion summarizes the significant activities that impacted our cash flows during 2018 and comparative years as well as those expected to impact our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $478.5 million and $338.1 million for the years ended December 31, 2018 and 2017, respectively. The incremental increase in cash provided by operating activities during 2018 was primarily due to the improved operating results previously discussed related to our Mining and Pelletizing operating segment, offset partially by year-over-year changes in cash used by our discontinued operations.
Net cash provided by operating activities increased to $338.1 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $303.0 million for 2016. The increase in cash provided by operating activities during 2017 was primarily due to the improved operating results previously discussed related to our Mining and Pelletizing operating segment offset partially by cash outflows for working capital. The working capital change in 2017 versus 2016 was primarily driven by the repeal of corporate AMT as a result of tax reform, which impacted our taxes receivable, and the timing of inventory and accounts receivable movements.
Driving the increase in our taxes receivable is Public Law 115–97, commonly known as the “Tax Cuts and Jobs Act”, which among other things, repealed the corporate AMT and reduced the federal corporate tax rate to 21% for tax years beginning January 1, 2018.  Along with the repeal of AMT, Public Law 115–97 provides that existing AMT credit carryovers are refundable beginning with the filing of the calendar year 2018 tax return. As of December 31, 2018, we have AMT credit carryovers of $117.3 million in Income tax receivable, current and $117.3 million in Income tax receivable, non-current, which are expected to be fully refunded between the years 2019 and 2022.
Our U.S. cash and cash equivalents balance at December 31, 2018 was $821.6 million, or 99.8% of our consolidated total cash and cash equivalents balance of $823.2 million. Additionally, we had a cash balance at December 31, 2018 of $12.4 million classified as part of Current assets of discontinued operations in the Statements of Consolidated Financial Position, which will be utilized to support our exit from Australia.
Investing Activities
Net cash used by investing activities was $273.1 million for the year ended December 31, 2018, compared to $156.0 million for the year ended December 31, 2017. We had capital expenditures of approximately $296 million and $152 million for the years ended December 31, 2018 and 2017, respectively. The 2018 capital expenditures include the continued development of our HBI project, sustaining capital spend and the upgrades at Northshore Mine.
Net cash used in investing activities was $156.0 million for the year ended December 31, 2017 compared to $57.9 million for 2016. We had capital expenditures of approximately $152 million and $69 million for the years ended December 31, 2017 and 2016, respectively. The 2017 capital expenditures include sustaining capital spend, early-stage work on our HBI project and the acquisition of certain real estate interests located in Itasca County west of Nashwauk, Minnesota.
We spent approximately $69 million, $91 million and $69 million globally on expenditures related to sustaining capital during 2018, 2017 and 2016, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environmental, safety and health, fixed equipment and product quality. Additionally, during the year ended December 31, 2018, we had cash outflows, including deposits, of approximately $180 million on the development of the HBI production plant in Toledo, Ohio and approximately $50 million on the upgrades at Northshore Mine.
We anticipate total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during the next twelve months to be approximately $535 million. Included within this estimate is approximately $70 million for sustaining capital, $425 million related to the HBI production plant in Toledo, Ohio and approximately $40 million for upgrades at the Northshore plant to enable it to produce significantly increased levels of DR-grade pellets that could be sold commercially or used as feedstock for the HBI production plant. We expect to spend approximately $830 million on the HBI production plant and $90 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.

Financing Activities
Net cash used by financing activities was $375.2 million for the year ended December 31, 2018, compared with net cash provided by financing activities of $498.9 million for 2017. Uses of cash from financing activities during 2018 included the redemption of various tranches of unsecured debt. We redeemed in full all of our outstanding $400 million 5.90% 2020 Senior Notes and $500 million 4.80% 2020 Senior Notes and purchased certain other outstanding senior notes. The total aggregate principal amount of debt redeemed and purchased, including premiums, during 2018 was $234.5 million.
Additionally, on November 26, 2018, we announced that our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million. We are not obligated to make any purchase and the program may be suspended or discontinued at any time. During 2018, we repurchased 5.4 million common shares at a cost of approximately $47.5 million in aggregate, including commissions and fees, or an average price of approximately $8.78 per share. As of December 31, 2018, there was approximately $152.7 million remaining under the authorization. The share repurchase program is active until December 31, 2019.
Other uses of cash for financing activities during 2018 included cash payments of $44.2 million for the second of three installments related to an agreement to distribute the net assets of the noncontrolling interest in Empire in exchange for the remaining interest in Empire and $44.0 million for repayment of lease liabilities.
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
Uses of cash from financing activities during 2017 included the redemption of various tranches of secured and unsecured debt. We redeemed in full all of our outstanding $540 million 8.25% 2020 First Lien Notes, $218.5 million 8.00% 2020 1.5 Lien Notes and $544.2 million 7.75% 2020 Second Lien Notes and purchased certain other outstanding senior notes through tender offers and redemptions. The total aggregate principal amount of debt redeemed and purchased, including premiums, during 2017 was $1.721 billion. Additionally, we finalized an agreement to distribute the net assets of the noncontrolling interest in Empire to ArcelorMittal in exchange for its interest in Empire and made the first distribution of $44.2 million, as previously discussed. We also acquired the remaining 15% equity interest in Tilden owned by U.S. Steel for $105.0 million.

The following represents our future cash commitments and contractual obligations as of December 31, 2018:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$2,212.0	$—	$124.0	$—	$2,088.0
Interest on debt[1]	964.6	110.6	218.3	209.2	426.5
Operating lease obligations	19.6	4.0	5.8	3.8	6.0
Capital lease obligations	18.5	4.2	7.8	5.4	1.1
Partnership distribution payable	44.2	44.2	—	—	—
Purchase obligations:
Open purchase orders	89.5	89.5	—	—	—
HBI production plant[2]	650.0	425.0	225.0	—	—
Minimum "take or pay" purchase commitments[3]	711.8	85.8	152.7	108.4	364.9
Total purchase obligations	1,451.3	600.3	377.7	108.4	364.9
Other long-term liabilities:
Pension funding minimums	365.1	15.9	79.2	118.8	151.2
OPEB claim payments	93.3	3.5	6.8	6.6	76.4
Environmental and mine closure obligations	174.9	2.9	46.9	4.3	120.8
Total other long-term liabilities	633.3	22.3	132.9	129.7	348.4
Total	$5,343.5	$785.6	$866.5	$456.5	$3,234.9

[1] Refer to NOTE 6 - DEBT AND CREDIT FACILITIES for additional information regarding our debt and related interest rates.
[2] Includes purchase obligations and contracted amounts of approximately $400 million.
[3] Includes minimum railroad transportation obligations, minimum electric power demand charges, minimum coal, diesel and natural gas obligations and minimum port facility obligations.
The above table does not reflect $4.2 million of unrecognized tax benefits, which we have recorded for uncertain tax positions, as we are unable to determine a reasonable and reliable estimate of the timing of future payments.
Refer to NOTE 19 - COMMITMENTS AND CONTINGENCIES for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity, extend debt maturities and/or fund strategic initiatives. The following represents a summary of key liquidity measures:

	(In Millions)
	December 31, 2018	December 31, 2017
Cash and cash equivalents	$823.2	$978.3

Available borrowing base on ABL Facility[1]	$323.7	$273.2
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(55.0)	(46.5)
Borrowing capacity available	$268.7	$226.7

[1] The ABL Facility has a maximum borrowing base of $450 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash and cash equivalents, which totaled $823.2 million as of December 31, 2018, cash generated by our business, availability under the ABL Facility and other financing activities. Cash and cash equivalents include cash on hand and on deposit as well as all short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under the ABL Facility gives us $1,091.9 million in liquidity entering the first quarter of 2019, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of December 31, 2018, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing debt indentures, additional secured indebtedness, if we elect to access the debt capital markets. However, available capacity of these notes could be limited by market conditions.
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
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. At December 31, 2018, we had derivative assets of $89.3 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the December 31, 2018 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $27 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The volatile cost of energy is an important factor affecting the production costs at our iron ore operations. Our consolidated Mining and Pelletizing segment operations consumed 15 million MMBtu of natural gas at an average delivered price of $3.77 per MMBtu, excluding the natural gas hedge impact, or $3.65 per MMBtu net of the natural gas hedge impact during 2018. Additionally, our consolidated Mining and Pelletizing segment operations consumed 17 million gallons of diesel fuel at an average delivered price of $2.37 per gallon during 2018.
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. A full-year hedging program was implemented during the fourth quarter of 2017 in order to manage the price risk of natural gas at our Mining and Pelletizing segment mines. Additionally, during the third quarter of 2018, we began entering into forward hedge contracts to manage our 2019 price of diesel fuel at our Mining and Pelletizing segment mines. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. In the near term, a 10% change from our 2018 average natural gas and diesel fuel prices would result in a change of approximately $11 million in our annual fuel and energy cost based on expected consumption for 2019.
In the ordinary course of business, there may also be increases in prices relative to electricity costs at our mine sites. Specifically, Tilden has entered into large curtailable special contracts with Wisconsin Electric Power Company. Charges under those special contracts are subject to a power supply cost recovery mechanism that is based on variations in the utility's actual fuel and purchase power expenses.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of December 31, 2018, no impairment factors were present that would indicate that the carrying value of our asset groups may not be recoverable; as a result, no impairment assessment was required.

Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of December 31, 2018, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could impact materially our production costs, margins and profitability.
Outlook

2019 Outlook Summary
Per Long Ton Information	Mining and Pelletizing
Cost of goods sold and operating expense rate	$73 - $78
Less:
Freight expense rate[1]	$7
Depreciation, depletion & amortization rate	$4
Cash cost of goods sold and operating expense rate	$62 - $67

Sales volume (million long tons)	20.0
Production volume (million long tons)	20.0

[1] Freight has an offsetting amount in revenue and has no impact on sales margin.
Mining and Pelletizing Outlook (Long Tons)
Based on the assumption that iron ore prices of $76 per metric ton, steel prices of $694 per short ton, and pellet premiums of $67.50 per metric ton will average for the remainder of 2019 their respective January averages, we would realize Mining and Pelletizing revenue rates in the range of $102 to $107 per long ton. Performing the same analysis using spot prices as of February 7, 2019, namely an iron ore price of $90.50 per metric ton, a steel price of $683 per short ton, and a pellet premium of $67.50 per metric ton, we would expect to realize Mining and Pelletizing revenue rates in the range of $111 to $116 per long ton for the full-year 2019.
For 2019, we expect full-year sales and production volumes of our productive capacity of approximately 20 million long tons. Our full-year 2019 Mining and Pelletizing cash cost of goods sold and operating expense expectation is $62 to $67 per long ton.
SG&A Expenses and Other Expectations
Full-year 2019 SG&A expenses are expected to be approximately $120 million. We note that of the $120 million expectation, approximately $20 million is considered non-cash.
Our full-year 2019 interest expense is expected to be approximately $100 million, compared to $119 million recorded in 2018. We expect approximately $20 million in cash interest related to the HBI project to be capitalized, compared to $6 million that was capitalized in 2018.
Our 2019 effective tax rate is expected to be approximately 10%. However, due to our net operating loss position, our cash tax payments are expected to be zero.
Additionally, we also expect to receive approximately $117 million in cash tax refunds during the third quarter of 2019.
Consolidated full-year 2019 depreciation, depletion and amortization is expected to be approximately $85 million, incurred ratably throughout the year.

Capital Expenditures
Our 2019 capital spending expectations are:

•	Approximately $425 million toward the HBI project in Toledo, OH;

•	Approximately $70 million in sustaining capital;

•	Approximately $40 million toward the completion of the upgrade at the Northshore mine; and

•	Approximately $20 million in capitalized interest.
Based on current market analysis, greater-than-expected customer demand and expansion opportunities explored during the HBI construction process, we are increasing the productive capacity of our Toledo HBI facility from 1.6 million metric tons to 1.9 million metric tons per year.
Recently Issued Accounting Pronouncements
Refer to NOTE 2 - NEW ACCOUNTING STANDARDS of the consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.
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
Revenue Recognition
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily steel market price for hot-rolled coil steel in the year the iron ore product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value as a revenue adjustment each reporting period until the pellets are consumed and the amounts are settled.
The fair value of the instrument is determined using a market approach based on an estimate of the average annual daily market price for hot-rolled coil steel, and takes into consideration current market conditions and nonperformance risk. At December 31, 2018, we had a derivative asset of $89.3 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average annual daily hot-rolled coil steel price related to the period in which the iron ore is expected to be consumed in the customer's blast furnace at each respective steelmaking facility, subject to final pricing at a future date. We recognized net derivative revenue of $425.8 million in Product revenues in the Statements of Consolidated Operations for the year ended December 31, 2018
The accuracy of our estimates typically increases as the year progresses based on additional information in the market becoming available. Our estimates for supplemental revenue adjustments have been materially correct related to the Mining and Pelletizing segment's product revenues for the year ended December 31, 2018 and 2017.

Mineral Reserves
We regularly evaluate our mineral reserves and update them as required in accordance with SEC Industry Guide 7. The estimated mineral reserves could be affected by future industry conditions, geological conditions and ongoing mine planning. Additional capital and development expenditures may be required to maintain effective production capacity. Generally, as mining operations progress, haul distances increase. Alternatively, changes in economic conditions or the expected quality of mineral reserves could decrease capacity of mineral reserves. Technological progress could alleviate such factors or increase capacity of mineral reserves.
We use our mineral reserve estimates, combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations for our active operating mines. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives could have a substantial effect on the recorded obligation. We also utilize mineral reserves for evaluating potential impairments of mine asset groups and in determining maximum useful lives utilized to calculate depreciation and amortization of long-lived mine assets. Increases or decreases in mineral reserves or mine lives could significantly affect these items.
Valuation of Long-Lived Assets
In assessing the recoverability of our long-lived asset groups, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.
We monitor conditions that indicate that the carrying value of an asset or asset group may be impaired. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss exists when projected undiscounted net cash flows are less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The impairment analysis and fair value determination can result in substantially different outcomes based on changes in critical assumptions and estimates, including the quantity and quality of remaining mineral reserves, future iron ore prices and production costs.
During 2018, 2017 and 2016 there were no impairment indicators present at our continuing operations; as a result, no impairment assessments were required.
Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information regarding our policy on asset impairment.
Asset Retirement Obligations and Environmental Remediation Costs
The accrued mine closure obligations for our active mining operations provide for contractual and legal obligations associated with the eventual closure of the mining operations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments. In 2017, we employed a third-party specialist to assist in the evaluation. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (e.g., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each location is determined based on the exhaustion date of the remaining iron ore reserves, which is dependent on our estimate of mineral reserves. The estimated obligations are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates also could have a significant impact on the recorded obligations.
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
At December 31, 2018 and 2017, we had a total valuation allowance of $1,287.3 million and $1,983.1 million, respectively, against our deferred tax assets. Of this amount, $44.1 million and $593.8 million relate to the U.S. deferred tax assets at December 31, 2018 and 2017, respectively and $1,243.2 million and $1,389.3 million relate to foreign deferred tax assets, respectively.
As of December 31, 2018, our U.S. operations emerged from a three-year cumulative loss position. As the significant negative evidence of cumulative losses has been eliminated, we undertook an evaluation of the continuing need for a valuation allowance on the U.S. deferred tax assets, the majority of which relates to the U.S. tax net operating losses.
In completing our evaluation of whether a valuation allowance was still needed, we considered all available positive and negative evidence. Positive evidence considered included the emergence from the three-year cumulative loss position, our long-term customer contracts with minimum tonnage requirements, the global scarcity of iron ore pellets, near term forecasts of strong profitability and the recently revised IRC Section 163(j) interest deduction limitation. Negative evidence included the overall size of the deferred tax asset with limited carryforward and no carryback opportunity, the finite nature of the iron ore resources we mine, the uncertainty of steel tariffs that positively impacted our revenue rates in 2018 and the various market signs that the U.S. economy may be nearing the end of the current expansion.
We also considered that future realization of the deferred tax assets depends on the existence of sufficient taxable income of the appropriate character during the carryforward period. In considering sources of taxable income, we identified that a portion of the deferred tax assets would be utilized by existing taxable temporary differences reversing in the same periods as existing deductible temporary differences. In addition, we determined that carryback opportunities and tax planning strategies do not exist as potential sources of future taxable income. Lastly, forecasting future taxable income was considered, but is challenging in a cyclical industry such as ours as it relies heavily on the accuracy of key assumptions, particularly about key pricing benchmarks.
Because historical information is verifiable and more objective than forecast information and due to the cyclicality of the industry, we developed an estimate of future income based on our historical earnings through the most recent industry cycle. We adjusted historical earnings for certain non-recurring items as well as to be reflective of the current corporate structure by eliminating the impact of discontinued operations and extinguished debt (“core earnings”). Additionally, we adjusted core earnings to reflect the impact of the recently revised IRC Section 163(j) interest deduction limitation as well as permanent tax adjustments. The IRC Section 163(j) limitation will limit our interest deduction, particularly in down years in the industry cycle, resulting in higher taxable income.
Based on the core earnings analysis, the Company’s average annual book taxable income through the business cycle is in excess of the estimated $109.0 million average annual taxable income required to fully utilize the deferred tax assets within the 19 year carryforward period. We ascribed significant weight in our assessment to the core earnings analysis and the resulting projection of taxable income through the industry cycle. Based on the weight of this positive evidence, and after considering the other available positive and negative evidence, we determined that it was appropriate to release all of the valuation allowance related to U.S. federal deferred tax assets at December 31, 2018 as it is more likely than not that the entire deferred tax asset will be realized before the end of the carryforward period. We also released the state valuation allowance except for the valuation allowance recorded on deferred tax assets related to state net operating losses in jurisdictions where we no longer operate and the losses will not be utilized. The valuation allowance related to foreign tax credits will be retained as the credits will expire prior to utilization.
Our losses in Luxembourg in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in that jurisdiction. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, until sufficient positive evidence exists to support the realization of such assets.
Changes in tax laws and rates also could affect recorded deferred tax assets and liabilities in the future. In 2017, both the U.S. and Luxembourg reduced the statutory rate; this decreased the deferred tax assets and related valuation allowance by $407.5 million. The U.S. tax legislation also repealed the corporate AMT which resulted in a reversal of the valuation allowance related to the AMT credits and an income tax benefit of $234.6 million for the year ended December 31, 2017. At December 31, 2018, we have recorded an Income tax receivable, current of $117.3 million and an Income tax receivable, non-current of $117.3 million, which represents the AMT credits to be refunded in 2019 through 2022. These receivables represent the full amount of refundable AMT credits as the IRS has confirmed they will not be subject to sequestration. We had recorded a $15 million reserve against the AMT credit receivable during the first quarter of 2018, based on preliminary guidance from the IRS. Near year-end, the IRS issued final guidance that AMT credit refunds would not be subject to sequestration and we reversed the previously recorded reserve. There was no net impact on the full year 2018.
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
We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment changes because of evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to NOTE 10 - INCOME TAXES, for further information.
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

Following is a summary of our U.S. defined benefit pension and OPEB funding and expense:

	Pension		OPEB
	Funding	Expense	Funding	Expense (Benefit)
2016	$1.2	$16.5	$1.1	$(4.0)
2017	$24.4	$18.0	$2.1	$(6.1)
2018	$27.6	$12.7	$3.8	$(5.9)
2019 (Estimated)	$15.9	$21.5	$3.5	$(2.8)
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
As of December 31, 2018 and 2017, we used the following assumptions:

	Pension and Other Benefits
	2018	2017
Plan discount rates:
Iron Hourly Pension Plan	4.31%	3.60%
Salaried Pension Plan	4.21	3.52
Ore Mining Pension Plan	4.33	3.61
SERP	4.22	3.50
Hourly OPEB Plan	4.29	3.60
Salaried OPEB Plan	4.27	3.57
Rate of compensation increase - Salaried	3.00	3.00
Rate of compensation increase - Hourly	2.00	2.00
Pension plan expected return on plan assets	8.25	8.25
OPEB plan expected return on plan assets	7.00	7.00
Health care cost trend rate assumed for next year	6.75	7.00
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2026	2026
The increase in the discount rates in 2018 was driven by the change in corporate bond yields, which were up approximately 70 basis points compared to the prior year.
Additionally, on December 31, 2018, the assumed mortality improvement projection was changed from generational scale MP-2017 to generational scale MP-2018. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar and white collar adjustments made for certain hourly and salaried groups to determine the expected life of our plan participants.

Following are sensitivities of potential further changes in these key assumptions on the estimated 2019 pension and OPEB expense and the pension and OPEB benefit obligations as of December 31, 2018:

	Increase in Expense		Increase in Benefit Obligation
	(In Millions)		(In Millions)
	Pension	OPEB	Pension	OPEB
Decrease discount rate 0.25%	$1.6	$0.2	$25.0	$6.6
Decrease return on assets 1.00%	$6.6	$2.4	N/A	N/A
Changes in actuarial assumptions, including discount rates, employee retirement rates, mortality, compensation levels, plan asset investment performance and healthcare costs, are determined based on analyses of actual and expected factors. Changes in actuarial assumptions and/or investment performance of plan assets may have a significant impact on our financial condition due to the magnitude of our retirement obligations. Refer to NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS, for further information.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Cliffs’ operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect Cliffs’ future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•
uncertainty and weaknesses in global economic conditions, including downward pressure on prices caused by oversupply or imported products, reduced market demand and risks related to U.S. government actions with respect to Section 232 of the Trade Expansion Act (as amended by the Trade Act of 1974), the United States-Mexico-Canada Agreement and/or other trade agreements, treaties or policies;

•	continued volatility of iron ore and steel prices and other trends, which may impact the price-adjustment calculations under our sales contracts;

•	our ability to successfully diversify our product mix and add new customers beyond our traditional blast furnace clientele;

•	our ability to cost-effectively achieve planned production rates or levels, including at our HBI plant;

•	our ability to successfully identify and consummate any strategic investments or development projects, including our HBI plant;

•	the impact of our customers reducing their steel production due to increased market share of steel produced using other methods or lighter-weight steel alternatives;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•
problems or uncertainties with sales volume or mix, productivity, tons mined, transportation, mine-closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry;

•
impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•
our ability to maintain adequate liquidity, our level of indebtedness and the availability of capital could limit cash flow available to fund working capital, planned capital expenditures, acquisitions and other general corporate purposes or ongoing needs of our business;

•	our ability to continue to pay cash dividends, and the amount and timing of any cash dividends;

•	availability of capital and our ability to maintain adequate liquidity;

•	our ability to maintain appropriate relations with unions and employees;

•	the ability of our customers, joint venture partners and third party service providers to meet their obligations to us on a timely basis or at all;

•	events or circumstances that could impair or adversely impact the viability of a mine and the carrying value of associated assets, as well as any resulting impairment charges;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in interest rates and tax laws; and

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting.
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

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Cost of goods sold and operating expenses	$(1,522.8)	$(1,398.4)	$(1,274.4)
Less:
Freight and reimbursements	(160.1)	(221.4)	(174.8)
Depreciation, depletion & amortization	(68.2)	(66.6)	(84.0)
Cash cost of goods sold and operating expenses	$(1,294.5)	$(1,110.4)	$(1,015.6)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference and made a part hereof.

Item 8.	Financial Statements and Supplementary Data
Statements of Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$823.2	$978.3
Accounts receivable, net	226.7	106.7
Inventories	87.9	138.4
Supplies and other inventories	93.2	88.8
Derivative assets	91.5	37.9
Income tax receivable, current	117.3	13.3
Loans to and accounts receivables from the Canadian Entities	—	51.6
Current assets of discontinued operations	12.4	118.5
Other current assets	27.4	11.1
TOTAL CURRENT ASSETS	1,479.6	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,286.0	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	83.0	17.8
Income tax receivable, non-current	121.3	235.3
Deferred income taxes	464.8	—
Non-current assets of discontinued operations	—	20.3
Other non-current assets	94.9	101.6
TOTAL OTHER ASSETS	764.0	375.0
TOTAL ASSETS	$3,529.6	$2,953.4
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	December 31,
	2018	2017
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$186.8	$99.5
Accrued employment costs	74.0	52.7
State and local taxes payable	35.5	30.2
Accrued interest	38.4	31.4
Contingent claims	—	55.6
Partnership distribution payable	43.5	44.2
Current liabilities of discontinued operations	6.7	75.0
Other current liabilities	83.3	63.6
TOTAL CURRENT LIABILITIES	468.2	452.2
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	218.4	222.8
Other postretirement benefits	30.3	34.9
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	248.7	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	172.0	167.7
LONG-TERM DEBT	2,092.9	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	8.3	52.2
OTHER LIABILITIES	115.3	163.5
TOTAL LIABILITIES	3,105.4	3,397.5
COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)
EQUITY
CLIFFS SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2017 - 600,000,000 shares);
Issued - 301,886,794 shares (2017 - 301,886,794 shares);
Outstanding - 292,611,569 shares (2017 - 297,400,968 shares)	37.7	37.7
Capital in excess of par value of shares	3,916.7	3,933.9
Retained deficit	(3,060.2)	(4,207.3)
Cost of 9,275,225 common shares in treasury (2017 - 4,485,826 shares)	(186.1)	(169.6)
Accumulated other comprehensive loss	(283.9)	(39.0)
TOTAL CLIFFS SHAREHOLDERS' EQUITY (DEFICIT)	424.2	(444.3)
NONCONTROLLING INTEREST	—	0.2
TOTAL EQUITY (DEFICIT)	424.2	(444.1)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,529.6	$2,953.4
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2018	2017	2016
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$2,172.3	$1,644.6	$1,379.7
Freight and venture partners' cost reimbursements	160.1	221.4	174.8
	2,332.4	1,866.0	1,554.5
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,522.8)	(1,398.4)	(1,274.4)
SALES MARGIN	809.6	467.6	280.1
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(116.8)	(102.9)	(115.8)
Miscellaneous - net	(19.6)	25.5	(33.6)
	(136.4)	(77.4)	(149.4)
OPERATING INCOME	673.2	390.2	130.7
OTHER INCOME (EXPENSE)
Interest expense, net	(118.9)	(126.8)	(193.9)
Gain (loss) on extinguishment/restructuring of debt	(6.8)	(165.4)	166.3
Other non-operating income	17.2	10.2	7.3
	(108.5)	(282.0)	(20.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	564.7	108.2	110.4
INCOME TAX BENEFIT	475.2	252.4	12.2
INCOME FROM CONTINUING OPERATIONS	1,039.9	360.6	122.6
INCOME FROM DISCONTINUED OPERATIONS, net of tax	88.2	2.5	76.7
NET INCOME	1,128.1	363.1	199.3
LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	3.9	(25.2)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,128.1	$367.0	$174.1

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$3.50	$1.27	$0.49
Discontinued operations	0.30	0.01	0.39
	$3.80	$1.28	$0.88
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$3.42	$1.25	$0.49
Discontinued operations	0.29	0.01	0.38
	$3.71	$1.26	$0.87
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,176	288,435	197,659
Diluted	304,141	292,961	200,145
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,128.1	$367.0	$174.1
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	(17.2)	11.5	(19.8)
Changes in foreign currency translation	(225.4)	(13.9)	18.6
Changes in derivative financial instruments, net of tax	(2.3)	(0.5)	(2.6)
OTHER COMPREHENSIVE LOSS	(244.9)	(2.9)	(3.8)
OTHER COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	(1.1)	0.5
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$883.2	$363.0	$170.8
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,128.1	$363.1	$199.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	89.0	87.7	115.4
Deferred income taxes	(460.5)	—	—
Loss (gain) on extinguishment of debt	6.8	165.4	(166.3)
Loss on deconsolidation	—	20.2	17.5
Gain on derivatives	(110.2)	(4.1)	(30.1)
Gain on foreign currency translation	(228.1)	—	—
Other	20.7	25.3	40.1
Changes in operating assets and liabilities:
Receivables and other assets	52.3	(248.7)	43.2
Inventories	42.9	(1.8)	157.8
Payables, accrued expenses and other liabilities	(62.5)	(69.0)	(73.9)
Net cash provided by operating activities	478.5	338.1	303.0
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(208.6)	(134.9)	(61.7)
Deposits for property, plant and equipment	(87.5)	(16.8)	(7.4)
Other investing activities	23.0	(4.3)	11.2
Net cash used by investing activities	(273.1)	(156.0)	(57.9)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	661.3	287.4
Repurchase of common shares	(47.5)	—	—
Proceeds from issuance of debt	—	1,771.5	—
Debt issuance costs	(1.5)	(28.6)	(5.2)
Borrowings under credit facilities	—	—	105.0
Repayment under credit facilities	—	—	(105.0)
Repayments of equipment loans	—	—	(95.6)
Repurchase of debt	(234.5)	(1,720.7)	(305.4)
Acquisition of noncontrolling interest	—	(105.0)	—
Distributions of partnership equity	(44.2)	(52.9)	(59.9)
Other financing activities	(47.5)	(26.7)	(27.7)
Net cash provided (used) by financing activities	(375.2)	498.9	(206.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.3)	3.3	(0.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(172.1)	684.3	38.2
LESS: INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(17.0)	18.8	(35.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155.1)	665.5	73.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	978.3	312.8	239.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$823.2	$978.3	$312.8
The accompanying notes are an integral part of these consolidated financial statements.
See NOTE 16 - CASH FLOW INFORMATION.

Statements of Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
			Cliffs Shareholders
	Number of Depositary Shares	Depositary Shares	Number of Common Shares Outstanding	Common Shares	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
January 1, 2016	29.3	$731.3	153.5	$19.8	$2,298.9	$(4,748.4)	$(265.0)	$(18.0)	$169.8	$(1,811.6)
Comprehensive income (loss)
Net income	—	—	—	—	—	174.1	—	—	25.2	199.3
Other comprehensive loss	—	—	—	—	—	—	—	(3.3)	(0.5)	(3.8)
Total comprehensive income									24.7	195.5
Preferred Share conversion	(29.3)	(731.3)	26.5	3.5	727.8	—	—	—	—	—
Equity offering	—	—	44.4	5.5	281.9	—	—	—	—	287.4
Debt exchanges	—	—	8.2	1.0	44.2	—	—	—	—	45.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.2)	(3.2)
Distributions of partnership equity	—	—	—	—	—	—	—	—	(57.5)	(57.5)
Stock and other incentive plans	—	—	0.5	—	(5.8)	—	19.5	—	—	13.7
December 31, 2016	—	$—	233.1	$29.8	$3,347.0	$(4,574.3)	$(245.5)	$(21.3)	$133.8	$(1,330.5)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	367.0	—	—	(3.9)	363.1
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4.0)	1.1	(2.9)
Total comprehensive income (loss)									(2.8)	360.2
Issuance of convertible debt	—	—	—	—	83.4	—	—	—	—	83.4
Equity offering	—	—	63.3	7.9	653.4	—	—	—	—	661.3
Acquisition of noncontrolling interest	—	—	—	—	(70.2)	—	—	(18.9)	(15.9)	(105.0)
Distribution of partnership equity	—	—	—	—	(17.3)	—	—	5.2	(116.7)	(128.8)
Capital contributions by noncontrolling interest to subsidiary	—	—	—	—	—	—	—	—	1.8	1.8
Stock and other incentive plans	—	—	1.0	—	(62.4)	—	75.9	—	—	13.5
December 31, 2017	—	$—	297.4	$37.7	$3,933.9	$(4,207.3)	$(169.6)	$(39.0)	$0.2	$(444.1)
Adoption of accounting standard	—	—	—	—	—	34.0	—	—	—	34.0
Comprehensive income (loss)
Net income	—	—	—	—	—	1,128.1	—	—	—	1,128.1
Other comprehensive loss	—	—	—	—	—	—	—	(244.9)	—	(244.9)
Total comprehensive income									—	883.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Stock and other incentive plans	—	—	0.6	—	(17.2)	—	31.0	—	—	13.8
Common stock repurchases	—	—	(5.4)	—	—	—	(47.5)	—	—	(47.5)
Common stock dividends ($0.05 per share)	—	—	—	—	—	(15.0)	—	—	—	(15.0)
December 31, 2018	—	$—	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$—	$424.2
The accompanying notes are an integral part of these consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Founded in 1847, Cleveland-Cliffs Inc. is the largest and oldest independent iron ore mining company in the United States. We are a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. We are currently constructing an HBI production plant in Toledo, Ohio. We expect to complete construction and begin production in 2020.
In January 2018, we announced that we would accelerate the time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. In April 2018, we committed to a course of action leading to the permanent closure of our Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018. Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are classified within discontinued operations. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information.
In alignment with our strategic goals, we have become a North America-centric business and have updated the names of our operating segments. We are now organized according to our differentiated products. We have two reportable segments – the Mining and Pelletizing segment (formerly known as U.S. Iron Ore) and the Metallics segment. Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves future realizable cash flow; environmental, reclamation and closure obligations; valuation of long-lived assets, inventory, tax assets and post-employment, post-retirement and other employee benefit liabilities; reserves for contingencies and litigation; and the fair value of derivative instruments. Actual results could differ from estimates. Management reviews its estimates on an ongoing basis. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.
Basis of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, including the following iron ore operations at December 31, 2018:

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
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of December 31, 2018 and 2017, our investment in Hibbing was $15.4 million and $11.0 million, respectively, classified in Other liabilities in the Statements of Consolidated Financial Position.
Our share of equity income (loss) is eliminated against consolidated product inventory upon production, and against Cost of goods sold and operating expenses when sold. This effectively reduces our cost for our share of the mining ventures' production cost, reflecting the cost-based nature of our participation in unconsolidated ventures.
Noncontrolling Interests
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The parties agreed that the net assets were to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement, the second of which was paid in August 2018 and the final of which is due August 2019. Upon payment of the first installment, we assumed ArcelorMittal's 21% interest and reflected the ownership percentage change in our consolidated financial statements. During the year ended December 31, 2017, we accounted for the increase in ownership as an equity transaction, which resulted in a net $12.1 million decrease in equity attributable to Cliffs' shareholders and a $116.7 million decrease in Noncontrolling interest. The net loss and income attributable to the noncontrolling interest of the Empire mining venture was $3.9 million and $25.2 million for the years ended December 31, 2017 and 2016, respectively.
During 2017, we also acquired the remaining 15% equity interest in Tilden owned by U.S. Steel for $105.0 million. With the closing of this transaction, we now have 100% ownership of the mine. During the year ended December 31, 2017, we accounted for the increase in ownership as an equity transaction, which resulted in an $89.1 million decrease in equity attributable to Cliffs' shareholders and a $15.9 million decrease in Noncontrolling interest.
Cash and Cash Equivalents
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the point control transfers and represents the amount of consideration we expect to receive in exchange for transferred goods and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We establish provisions for losses on accounts receivable when it is probable that all or part of the outstanding balance will not be collected. We regularly review our accounts receivable balances and establish or adjust the allowance as necessary using the specific identification method. There was no allowance for doubtful accounts at December 31, 2018 and 2017 and no bad debt expense for the years ended December 31, 2018, 2017 and 2016.
Inventories
The Mining and Pelletizing segment product inventories are stated at the lower of cost or market. Cost of iron ore inventories is determined using the LIFO method.
Supplies and Other Inventories
Supply inventories include replacement parts, fuel, chemicals and other general supplies, which are expected to be used or consumed in normal operations. Supply inventories also include critical spares. Critical spares are replacement parts for equipment that is critical for the continued operation of the mine or processing facilities.
Supply inventories are stated at the lower of cost or net realizable value using average cost, less an allowance for obsolete and surplus items. The allowance for obsolete and surplus items was $12.6 million at December 31, 2018 and 2017.

Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices and energy rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks, if deemed necessary.
Derivative financial instruments are recognized as either assets or liabilities in the Statements of Consolidated Financial Position and measured at fair value. On the date a qualifying hedging instrument is executed, we designate the hedging instrument as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively and record all future changes in fair value in the period of the instrument's earnings or losses.
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
For derivative instruments that have not been designated as cash flow hedges, such as provisional pricing arrangements and supplemental revenue or refunds contained within a customer supply agreement, changes in fair value are recorded in the period of the instrument's earnings or losses.
Refer to Revenue Recognition below for discussion of derivatives recorded as a result of pricing terms in our sales contracts. Additionally, refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Property, Plant and Equipment
Our properties are stated at the lower of cost less accumulated depreciation or fair value. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives, not to exceed the mine lives. Depreciation continues to be recognized when operations are idled temporarily. We use the double-declining balance method of depreciation for certain mining equipment. Depreciation and depletion is provided over the following estimated useful lives:

Asset Class	Basis	Life
Office and information technology	Straight line	3 to 15 years
Buildings	Straight line	45 years
Mining equipment	Straight line/Double declining balance	3 to 20 years
Processing equipment	Straight line	10 to 45 years
Electric power facilities	Straight line	10 to 45 years
Land improvements	Straight line	20 to 45 years
Asset retirement obligation	Straight line	Life of mine
Mineral rights	Units of production	Life of mine
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
Other Intangible Assets
Our mine permits are subject to periodic amortization on a straight line basis over their estimated useful life, which corresponds with the life of mine.
Asset Impairment
We monitor conditions that may affect the carrying value of our long-lived tangible and intangible assets when events and circumstances indicate that the carrying value of the asset groups may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available ("asset group"). An impairment loss exists when projected net undiscounted cash flows are less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach.
For the years ended December 31, 2018, 2017 and 2016, no impairment factors were present that would indicate the carrying value of any of our asset groups may not be recoverable; as a result, no impairment assessments were required.
Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own views about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:

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
Refer to NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS and NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Pensions and Other Postretirement Benefits
We offer defined benefit pension plans, defined contribution pension plans and other postretirement benefit plans, primarily consisting of retiree healthcare benefits, to most employees in the United States as part of a total compensation and benefits program.
We recognize the funded or unfunded status of our postretirement benefit obligations on our December 31, 2018 and 2017 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the postretirement benefit obligations, the amount of the surplus is recorded as an asset; if the postretirement benefit obligations exceed the plan assets, the amount of the underfunded obligations is recorded as a liability. Year-end balance sheet adjustments to postretirement assets and obligations are recorded as Accumulated other comprehensive loss in the Statements of Consolidated Financial Position.

The actuarial estimates of the PBO and APBO incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. The discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimates of future events by incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Statements of Consolidated Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in other assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. Service costs are classified within Cost of goods sold and operating expenses, Selling, general and administrative expenses and Miscellaneous - net while the interest cost, expected return on assets, amortization of prior service costs/credits, net actuarial gain/loss, and other costs are classified within Other non-operating income.
Refer to NOTE 2 - NEW ACCOUNTING STANDARDS and NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flows. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments.
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
Revenue Recognition - Pre-Adoption of Topic 606
Prior to the adoption of Topic 606, revenue was recognized from a sale when persuasive evidence of an arrangement existed, the price was fixed or determinable, the product was delivered in accordance with shipping terms, title and risk of loss were transferred to the customer in accordance with the specified provisions of each supply agreement and collection of the sales price reasonably was assured. Our supply agreements provide that title and risk of loss transfer to the customer either upon loading of the vessel, shipment or when payment is received. Under certain supply agreements, we ship the product to ports on the lower Great Lakes or to the customers’ facilities prior to the transfer of title. Our rationale for shipping iron ore products to certain customers and retaining title until payment is received for these products is to minimize credit risk exposure.

Sales were recorded at a sales price specified in the relevant supply agreements resulting in revenue and a receivable at the time of sale. The majority of our contracts have pricing mechanisms that require price estimation at the time of delivery with price finalization at a future period. Upon revenue recognition for provisionally priced sales, a derivative was created for the difference between the sales price used and expected future settlement price. The derivative was adjusted to fair value through Product revenues as a revenue adjustment each reporting period based upon current market data and forward-looking estimates determined by management until the final sales price was determined. The principal risks associated with recognition of sales on a provisional basis include Platts 62% Price, Atlantic Basin pellet premium and index freight fluctuations between the date initially recorded and the date of final settlement. For revenue recognition, we estimated the future settlement rate; however, if significant changes in inputs occurred between the provisional pricing date and the final settlement date, we were required to either return a portion of the sales proceeds received or bill for the additional sales proceeds due based on the provisional sales price.
Revenue Recognition - Post-Adoption of Topic 606
We sell a single product, iron ore pellets, in the North American market. With the adoption of Topic 606 as of January 1, 2018, revenue is recognized generally when iron ore is delivered to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. We offer standard payment terms to our customers, generally requiring settlement within 30 days. Refer to NOTE 2 - NEW ACCOUNTING STANDARDS for further information.
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
Most of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following: Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Indices, including industrial commodities, energy and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with Topic 815. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information on how our estimated and final revenue rates are determined.
A supply agreement with a customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel in the year the iron ore is consumed in the customer’s blast furnaces. As control transfers prior to consumption, the supplemental revenue is recorded in accordance with Topic 815. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information on supplemental revenue or refunds.
Included within Revenues from product sales and services is derivative revenue related to Topic 815 of $422.6 million, $120.6 million and $55.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, under the new accounting standard, we had finished goods of 0.8 million long tons in transit or stored at the Port of Toledo to service customers, for which revenue had yet to be recognized. Under the previous accounting standard, we did not recognize revenue and related cost of goods sold until title transferred to the customer, usually when payment was received. As of December 31, 2017, under the previous accounting standard, we had finished goods of 1.5 million long tons stored at ports and customer facilities on the lower Great Lakes to service customers, for which revenue had yet to be recognized.
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

Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)[1]		Deferred Revenue (Long-Term)
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Opening balance as of January 1	$23.8	$16.2	$51.4	$64.3
Closing balance as of December 31	21.0	22.4	38.5	51.4
Increase (Decrease)	$(2.8)	$6.2	$(12.9)	$(12.9)

[1] The opening balance for the year ended December 31, 2018 includes a $1.4 million adjustment from the December 31, 2017 balance due to the adoption of Topic 606.
The terms of one of our pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of December 31, 2018 and December 31, 2017, installment amounts received in excess of sales totaled $51.3 million and $64.2 million, respectively, related to this agreement. As of December 31, 2018, and December 31, 2017, deferred revenue of $12.8 million was recorded in Other current liabilities and $38.5 million and $51.4 million, respectively, was recorded as long-term in Other liabilities in the Statements of Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed deliveries for certain customers. Revenue recognized on these transactions totaling $8.2 million and $9.6 million was deferred and included in Other current liabilities in the Statements of Consolidated Financial Position as of December 31, 2018 and December 31, 2017, respectively.
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
Operating expenses represented the portion of the Tilden mining venture costs prior to our 100% ownership; that is, the costs attributable to the share of the mine’s production owned by the other joint venture partner in the Tilden mine until we acquired the remaining 15% noncontrolling interest during 2017. The mining venture functioned as a captive cost company, supplying product only to its owners effectively for the cost of production. Accordingly, the noncontrolling interests’ revenue amounts were stated at cost of production and were offset by an equal amount included in Cost of goods sold and operating expenses resulting in no sales margin reflected for the noncontrolling partner participant. As we were responsible for product fulfillment under the venture, we acted as a principal in the transaction and, accordingly, recorded revenue under these arrangements on a gross basis.

The following table is a summary of reimbursements in our operations:

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Reimbursements for:
Freight	$160.1	$166.7	$106.8
Venture partners’ cost	—	54.7	68.0
Total reimbursements	$160.1	$221.4	$174.8
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
Share-Based Compensation
The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historic and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies. The fair value assumes that objective will be achieved. The expected term of the grant represents the time from the grant date to the end of the service period. We estimate the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining performance period.
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
Refer to NOTE 9 - STOCK COMPENSATION PLANS for additional information.
Income Taxes
Income taxes are based on income for financial reporting purposes, calculated using tax rates by jurisdiction, and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes. Any interest or penalties on income tax are recognized as a component of Income tax benefit.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within Net income in the period that includes the enactment date.
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
See NOTE 10 - INCOME TAXES for further information.
Discontinued Operations
Asia Pacific Iron Ore Operations
In January 2018, we announced that we would accelerate the time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. In April 2018, we committed to a course of action leading to the permanent closure of our Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018. Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are classified within discontinued operations. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further discussion of the Asia Pacific Iron Ore segment discontinued operations.
Canadian Operations
As more fully described in NOTE 13 - DISCONTINUED OPERATIONS, in January 2015, we announced that the Bloom Lake Group commenced restructuring proceedings in Montreal, Quebec under the CCAA. At that time, we had suspended Bloom Lake operations and for several months had been exploring options to sell certain of our Canadian assets, among other initiatives. Effective January 27, 2015, following the commencement of CCAA proceedings for the Bloom Lake Group, we deconsolidated the Bloom Lake Group and certain other wholly-owned subsidiaries comprising substantially all of our Canadian operations. Additionally, on May 20, 2015, the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA which resulted in the deconsolidation of the remaining Wabush Group entities that were not previously deconsolidated. The Wabush Group was no longer generating revenues and was not able to meet its obligations as they came due. As a result of this action, the CCAA protection granted to the Bloom Lake Group was extended to include the Wabush Group to facilitate the reorganization of each of their businesses and operations. Our Canadian exit represented a strategic shift in our business. For this reason, all Eastern Canadian Iron Ore and Ferroalloys costs to exit are classified as discontinued operations.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency. Historically, the functional currency of our Australian subsidiaries was the Australian dollar. Concurrent with the sale of assets to Mineral Resources Limited in August 2018, management determined that there were significant changes in economic factors related to our Australian subsidiaries. The change in economic factors was a result of the sale and conveyance of substantially all assets and liabilities of our Australian subsidiaries to third parties, representing a significant change in operations. As such, the functional currency for the Australian subsidiaries changed from the Australian dollar to the U.S. dollar and all remaining Australian denominated monetary balances will be remeasured prospectively through the Statements of Consolidated Operations.
In addition, as a result of the liquidation of substantially all of the Australian subsidiaries' assets, the historical impact of foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Consolidated Financial Position of $228.1 million was reclassified and recognized as a gain in Income from discontinued operations, net of tax in the Statements of Consolidated Operations. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information regarding our Australian subsidiaries.
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

The following represents the net gain (loss) related to impact of transaction gains and losses from continuing operations resulting from remeasurement:

	(In Millions)
	2018	2017	2016
Remeasurement of intercompany loans	$(0.7)	$16.6	$(16.6)
Other remeasurement	(0.2)	(2.7)	(1.2)
Total	$(0.9)	$13.9	$(17.8)
Earnings Per Share
We present both basic and diluted earnings per share amounts for continuing operations and discontinued operations. Total basic earnings per share amounts are calculated by dividing Net income attributable to Cliffs shareholders by the weighted average number of common shares outstanding during the period presented. Total diluted earnings per share amounts are calculated by dividing Net income attributable to Cliffs shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury-stock method and the calculated common share equivalents in excess of the conversion rate related to our 2025 Convertible Senior Notes using the treasury-stock method. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
Holders of the 2025 Convertible Senior Notes may convert their notes during any quarter between April 1, 2018 and July 15, 2024 where our share price exceeds 130% of the conversion price for 20 trading days during a 30 trading day period. Holders of the 2025 Convertible Senior Notes may also convert their notes during any quarter between April 1, 2018 and July 15, 2024 during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion price on each such trading day. If our common shares rise in value above the conversion price, diluted EPS will be calculated based on the treasury-stock method with the number of dilutive shares being calculated based on the difference in the average share price and the conversion price.
See NOTE 18 - EARNINGS PER SHARE for further information.
NOTE 2 - NEW ACCOUNTING STANDARDS
Issued and Adopted
ASC Topic 606, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, we adopted Topic 606 and applied it to all contracts that were not completed using the modified retrospective method. We recognized the cumulative effect of initially applying Topic 606 as an adjustment of $34.0 million to the opening balance of Retained deficit. The comparative period information has not been retrospectively revised and continues to be reported under the accounting standards in effect for those periods. On a prospective basis, we do not expect that the adoption of Topic 606 will have a material impact to our annual net income.
Under Topic 606, revenue is generally recognized upon delivery to our customers, which is earlier than under the previous guidance. As an example, for certain iron ore shipments where revenue was previously recognized upon title transfer when payment was received, we will now recognize revenue when control transfers, which is generally upon delivery. While we continue to retain title until we receive payment in many cases, we determined upon review of our customer contracts that the preponderance of control indicators pass to our customers' favor when we deliver our products; thus, we generally concluded that control transfers at that point. As a result of the adoption of Topic 606 and vessel deliveries not occurring during the winter months because of the closure of the Soo Locks and the Welland Canal, our revenues and net income will be relatively lower than historical levels during the first quarter of each year and relatively higher than historical levels during the remaining three quarters in 2018 and future years. However, the total amount of revenue recognized during the year should remain substantially the same as under previous accounting standards, assuming revenue rates and volumes are consistent between years.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows:

	(In Millions)
	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$978.3	$—	$978.3
Accounts receivable, net	106.7	76.6	183.3
Inventories	138.4	(51.4)	87.0
Supplies and other inventories	88.8	—	88.8
Derivative assets	37.9	11.6	49.5
Income tax receivable, current	13.3	—	13.3
Loans to and accounts receivables from the Canadian Entities	51.6	—	51.6
Current assets of discontinued operations	118.5	—	118.5
Other current assets	11.1	—	11.1
TOTAL CURRENT ASSETS	1,544.6	36.8	1,581.4
PROPERTY, PLANT AND EQUIPMENT, NET	1,033.8	—	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	17.8	—	17.8
Income tax receivable, non-current	235.3	—	235.3
Non-current assets of discontinued operations	20.3	—	20.3
Other non-current assets	101.6	—	101.6
TOTAL OTHER ASSETS	375.0	—	375.0
TOTAL ASSETS	$2,953.4	$36.8	$2,990.2

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$99.5	$1.4	$100.9
Accrued employment costs	52.7	—	52.7
State and local taxes payable	30.2	—	30.2
Accrued interest	31.4	—	31.4
Contingent claims	55.6	—	55.6
Partnership distribution payable	44.2	—	44.2
Current liabilities of discontinued operations	75.0	—	75.0
Other current liabilities	63.6	1.4	65.0
TOTAL CURRENT LIABILITIES	452.2	2.8	455.0
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	257.7	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	167.7	—	167.7
LONG-TERM DEBT	2,304.2	—	2,304.2
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	52.2	—	52.2
OTHER LIABILITIES	163.5	—	163.5
TOTAL LIABILITIES	3,397.5	2.8	3,400.3
EQUITY
CLIFFS SHAREHOLDERS' EQUITY (DEFICIT)	(444.3)	34.0	(410.3)
NONCONTROLLING INTEREST	0.2	—	0.2
TOTAL EQUITY (DEFICIT)	(444.1)	34.0	(410.1)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,953.4	$36.8	$2,990.2

The impact of adoption on our Statements of Consolidated Operations and Statements of Consolidated Financial Position is as follows:

	($ in Millions)
	Year Ended December 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$2,172.3	$2,108.1	$64.2
Freight and venture partners' cost reimbursements	160.1	156.2	3.9
	2,332.4	2,264.3	68.1
COST OF GOODS SOLD AND OPERATING EXPENSES	(1,522.8)	(1,513.2)	(9.6)
SALES MARGIN	809.6	751.1	58.5
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(116.8)	(116.8)	—
Miscellaneous - net	(19.6)	(19.6)	—
	(136.4)	(136.4)	—
OPERATING INCOME	673.2	614.7	58.5
OTHER INCOME (EXPENSE)
Interest expense, net	(118.9)	(118.9)	—
Loss on extinguishment of debt	(6.8)	(6.8)	—
Other non-operating income	17.2	17.2	—
	(108.5)	(108.5)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	564.7	506.2	58.5
INCOME TAX BENEFIT	475.2	487.5	(12.3)
INCOME FROM CONTINUING OPERATIONS	1,039.9	993.7	46.2
INCOME FROM DISCONTINUED OPERATIONS, net of tax	88.2	88.2	—
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,128.1	$1,081.9	$46.2
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - BASIC
Continuing operations	$3.50	$3.34	$0.16
Discontinued operations	0.30	0.30	—
	$3.80	$3.64	$0.16
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CLIFFS SHAREHOLDERS - DILUTED
Continuing operations	$3.42	$3.27	$0.15
Discontinued operations	0.29	0.29	—
	$3.71	$3.56	$0.15
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	297,176	297,176
Diluted	304,141	304,141
The increased revenue recognized under Topic 606 is due to higher tons shipped and a higher realized revenue rate in December 2018 versus December 2017. Under the previous accounting standard, December 2017 shipments would have been recognized as 2018 sales due to the fact that title and risk of loss does not transfer until payment is received from our customers.

	(In Millions)
	December 31, 2018
	As Reported	Balances without Adoption of Topic 606	Effect of Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$823.2	$823.2	$—
Accounts receivable, net	226.7	108.7	118.0
Inventories	87.9	141.3	(53.4)
Supplies and other inventories	93.2	93.2	—
Derivative assets	91.5	60.7	30.8
Income tax receivable, current	117.3	117.3	—
Current assets of discontinued operations	12.4	12.4	—
Other current assets	27.4	27.4	—
TOTAL CURRENT ASSETS	1,479.6	1,384.2	95.4
PROPERTY, PLANT AND EQUIPMENT, NET	1,286.0	1,286.0	—
OTHER ASSETS
Deposits for property, plant and equipment	83.0	83.0	—
Income tax receivable, non-current	121.3	121.3	—
Deferred income taxes	464.8	477.1	(12.3)
Other non-current assets	94.9	94.9	—
TOTAL OTHER ASSETS	764.0	776.3	(12.3)
TOTAL ASSETS	$3,529.6	$3,446.5	$83.1

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$186.8	$184.9	$1.9
Accrued employment costs	74.0	74.0	—
State and local taxes payable	35.5	35.5	—
Accrued interest	38.4	38.4	—
Partnership distribution payable	43.5	43.5	—
Current liabilities of discontinued operations	6.7	6.7	—
Other current liabilities	83.3	83.7	(0.4)
TOTAL CURRENT LIABILITIES	468.2	466.7	1.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	248.7	248.7	—
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	172.0	172.0	—
LONG-TERM DEBT	2,092.9	2,092.9	—
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	8.3	8.3	—
OTHER LIABILITIES	115.3	115.3	—
TOTAL LIABILITIES	3,105.4	3,103.9	1.5
EQUITY
CLIFFS SHAREHOLDERS' EQUITY	424.2	342.6	81.6
TOTAL LIABILITIES AND EQUITY	$3,529.6	$3,446.5	$83.1
The adoption of Topic 606 did not have an impact on net cash flows in our Statements of Consolidated Cash Flows.
ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On January 1, 2018, we adopted the amendments to ASC Topic 715, Compensation - Retirement Benefits regarding the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, net remeasurement, and other costs have been reclassified from Cost of goods sold and operating expenses, Selling, general and administrative expenses and Miscellaneous - net to Other non-operating income.  We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in our pension and other postretirement benefits footnote as the basis for applying retrospective presentation for comparative periods. On a prospective basis, only service costs will be included in amounts capitalized in inventory or property, plant, and equipment.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other postretirement employee benefits plans on our Statements of Consolidated Operations was as follows:

	(In Millions)
	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Adjusted	Without Adoption of ASU 2017-07	Effect of Change	As Adjusted	Without Adoption of ASU 2017-07	Effect of Change
Cost of goods sold and operating expenses	$(1,398.4)	$(1,400.7)	$2.3	$(1,274.4)	$(1,278.7)	$4.3
Selling, general and administrative expenses	$(102.9)	$(95.1)	$(7.8)	$(115.8)	$(106.3)	$(9.5)
Miscellaneous - net	$25.5	$27.0	$(1.5)	$(33.6)	$(32.0)	$(1.6)
Operating income	$390.2	$397.2	$(7.0)	$130.7	$137.5	$(6.8)
Other non-operating income	$10.2	$3.2	$7.0	$7.3	$0.5	$6.8
Net income	$363.1	$363.1	$—	$199.3	$199.3	$—
In August 2018, the FASB issued ASU No. 2018-14, Defined Benefit Plans (Topic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans. Certain of the existing required disclosures were modified for clarification or removed and additional disclosures were added. We elected to early adopt ASU No. 2018-14 for the year ended December 31, 2018. The effect of the adoption is an overall reduction in our annual disclosures related to defined benefit plans. The adoption of this standard required retrospective adoption, but did not impact prior-period financial results.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes or modifies certain existing disclosure requirements and adds additional disclosure requirements related to fair value measurement. We elected to early adopt ASU No. 2018-13 for the year ended December 31, 2018. The affect of the adoption is an overall reduction in our quarterly and annual disclosures related to fair value measurement.
Issued and Not Effective
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will be classified as either operating or finance leases in the Statements of Consolidated Operations. We adopted this standard on its effective date of January 1, 2019 using the optional alternative approach, which requires application of the new guidance at the beginning of the standard's effective date. We have compiled an inventory of our existing leases and have finalized our implementation plan. Based on our analysis, the updated standard will not have a material effect on our consolidated financial statements.
NOTE 3 - SEGMENT REPORTING
In alignment with our strategic goals, our Company’s continuing operations are organized and managed in two business units according to our differentiated products. The former 'U.S. Iron Ore' segment is now 'Mining and Pelletizing.' Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. In addition, the Toledo HBI business will be categorized under the segment 'Metallics.' In our Metallics segment, we are currently constructing an HBI production plant in Toledo, Ohio. We expect to complete construction and begin production in 2020.
We evaluate performance based on sales margin, defined as revenues less cost of goods sold and operating expenses identifiable to each segment. Additionally, we evaluate performance on a segment basis, as well as a consolidated basis, based on EBITDA and Adjusted EBITDA. These measures allow management and investors to focus on our ability to service our debt as well as illustrate how the business is performing.  Additionally, EBITDA and Adjusted EBITDA assist management and investors in their analysis and forecasting as these measures approximate the cash flows associated with operational earnings.
The following tables present a summary of our reportable segments, including a reconciliation of segment sales margin to Income from continuing operations before income taxes and a reconciliation of Net income to EBITDA and Adjusted EBITDA:

	2018	2017	2016
Revenues from product sales and services:
Mining and Pelletizing	$2,332.4	$1,866.0	$1,554.5

Sales margin:
Mining and Pelletizing	$809.6	$467.6	$280.1
Other operating expense	(136.4)	(77.4)	(149.4)
Other expense	(108.5)	(282.0)	(20.3)
Income from continuing operations before income taxes	$564.7	$108.2	$110.4

	(In Millions)
	2018	2017	2016
Net income	$1,128.1	$363.1	$199.3
Less:
Interest expense, net	(121.3)	(132.0)	(200.5)
Income tax benefit	460.3	252.4	12.2
Depreciation, depletion and amortization	(89.0)	(87.7)	(115.4)
Total EBITDA	$878.1	$330.4	$503.0
Less:
Gain (loss) on extinguishment/restructuring of debt	$(6.8)	$(165.4)	$166.3
Impact of discontinued operations	120.6	22.0	108.4
Foreign exchange remeasurement	(0.9)	13.9	(17.8)
Impairment of long-lived assets	(1.1)	—	—
Total Adjusted EBITDA	$766.3	$459.9	$246.1

EBITDA:
Mining and Pelletizing	$852.9	$534.9	$342.4
Metallics	(3.3)	(0.4)	—
Corporate and Other[1]	28.5	(204.1)	160.6
Total EBITDA	$878.1	$330.4	$503.0

Adjusted EBITDA:
Mining and Pelletizing	$875.3	$559.4	$359.6
Metallics	(3.3)	(0.4)	—
Corporate	(105.7)	(99.1)	(113.5)
Total Adjusted EBITDA	$766.3	$459.9	$246.1

[1] Corporate and Other includes activity from discontinued operations.

	(In Millions)
	2018	2017	2016
Depreciation, depletion and amortization:
Mining and Pelletizing	$68.2	$66.6	$84.0
Corporate	5.6	6.8	6.3
Total depreciation, depletion and amortization	$73.8	$73.4	$90.3

Capital additions[1]:
Mining and Pelletizing	$145.0	$136.8	$62.2
Metallics	248.1	13.7	—
Corporate and Other	1.6	2.7	6.1
Total capital additions	$394.7	$153.2	$68.3

[1] Includes capital lease additions and non-cash accruals. Refer to NOTE 16 - CASH FLOW INFORMATION.
A summary of assets by segment is as follows:

	(In Millions)
	December 31, 2018	December 31, 2017	December 31, 2016
Assets:
Mining and Pelletizing	$1,694.1	$1,500.6	$1,372.5
Metallics	265.9	13.4	—
Total segment assets	1,960.0	1,514.0	1,372.5
Corporate	1,557.2	1,300.6	396.3
Assets of discontinued operations	12.4	138.8	155.1
Total assets	$3,529.6	$2,953.4	$1,923.9
Included in the consolidated financial statements are the following amounts relating to geographic location:

	(In Millions)
	2018	2017	2016
Revenues from product sales and services:
United States	$1,847.3	$1,504.5	$1,236.2
Canada	395.1	206.2	267.1
Other countries	90.0	155.3	51.2
Total revenues from product sales and services	$2,332.4	$1,866.0	$1,554.5
Property, plant and equipment, net:
United States	$1,286.0	$1,033.8	$961.0
Concentrations in Revenue
In 2018 and 2017, three customers individually accounted for more than 10% of our consolidated product revenue and in 2016, two customers individually accounted for more than 10% of our consolidated product revenue. Total product revenue from those customers represents $2.1 billion, $1.5 billion and $1.1 billion of our total consolidated product revenue in 2018, 2017 and 2016, respectively.

The following table represents the percentage of our total Revenues from product sales and services contributed by each category of products and services:

	2018	2017	2016
Revenue category:
Product	93%	88%	89%
Freight and venture partners’ cost reimbursements	7%	12%	11%
Total revenues from product sales and services	100%	100%	100%
NOTE 4 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position:

	(In Millions)
	December 31,
	2018	2017
Finished Goods	$77.8	$127.1
Work-in-Process	10.1	11.3
Total Inventories	$87.9	$138.4
The excess of current cost over LIFO cost of iron ore inventories was $95.6 million and $96.2 million at December 31, 2018 and 2017, respectively. As of December 31, 2018, the product inventory balance for the Mining and Pelletizing segment declined, resulting in the liquidation of a LIFO layer in 2018. The effect of the inventory reduction was a decrease in Cost of goods sold and operating expenses of $0.2 million in the Statements of Consolidated Operations for the year ended December 31, 2018. As of December 31, 2017, the product inventory balance for the Mining and Pelletizing segment increased, resulting in a LIFO increment in 2017. The effect of the inventory build was an increase in Inventories of $6.2 million in the Statements of Consolidated Financial Position for the year ended December 31, 2017.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our consolidated depreciable assets:

	(In Millions)
	December 31,
	2018	2017
Land rights and mineral rights	$549.6	$549.6
Office and information technology	70.0	65.8
Buildings	87.2	85.2
Mining equipment	548.5	533.9
Processing equipment	645.8	610.9
Electric power facilities	58.7	56.9
Land improvements	23.8	23.7
Asset retirement obligation	14.8	16.9
Other	25.2	25.2
Construction-in-progress	284.8	32.6
	2,308.4	2,000.7
Allowance for depreciation and depletion	(1,022.4)	(966.9)
	$1,286.0	$1,033.8
We recorded depreciation expense of $65.6 million, $65.8 million and $84.0 million in the Statements of Consolidated Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

We recorded capitalized interest of $6.5 million into construction-in-progress during the year ended December 31, 2018.
The net book value of the land rights and mineral rights is as follows:

	(In Millions)
	December 31,
	2018	2017
Land rights	$12.4	$12.4
Mineral rights:
Cost	$537.2	$537.2
Depletion	(126.5)	(119.1)
Net mineral rights	$410.7	$418.1
We recorded depletion expense of $7.4 million, $6.8 million and $3.8 million in the Statements of Consolidated Operations for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 6 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
December 31, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Senior Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(5.7)	$(2.2)	$392.1
Unsecured Notes:
$700 Million 4.875% 2021 Senior Notes	4.89%	124.0	(0.2)	—	123.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.5)	(75.6)	235.2
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(9.9)	(14.6)	1,048.8
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.3)	292.8
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					0.2
Long-term debt					$2,092.9

(In Millions)
December 31, 2017
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Senior Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(7.1)	$(2.6)	$390.3
Unsecured Notes:
$400 Million 5.90% 2020 Senior Notes	5.98%	88.9	(0.2)	(0.1)	88.6
$500 Million 4.80% 2020 Senior Notes	4.83%	122.4	(0.3)	(0.1)	122.0
$700 Million 4.875% 2021 Senior Notes	4.89%	138.4	(0.3)	(0.1)	138.0
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(6.6)	(85.6)	224.1
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,075.0	(11.3)	(16.5)	1,047.2
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.4)	(3.4)	292.6
ABL Facility	N/A	550.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					1.4
Long-term debt					$2,304.2
Outstanding Senior Secured Notes
Our Senior Secured Notes bear interest at a rate of 4.875% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year. The Senior Secured Notes mature on January 15, 2024 and are secured senior obligations of the Company.
Our Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien on substantially all of our assets and the assets of the guarantors, and (ii) a second-priority lien on the ABL Collateral (as defined below), which is junior to a first-priority lien for the benefit of the lenders under our ABL Facility.
The terms of the Senior Secured Notes contain certain covenants; however, there are no financial covenants. Upon the occurrence of a change of control triggering event, as defined in the indenture, we will be required to offer to purchase the notes of the applicable series at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The following is a summary of redemption prices for our 2024 Senior Secured Notes:

Redemption Period[1]	Redemption Price	Restricted Amount
Prior to January 15, 2021 - using proceeds of equity issuance[2]	104.875%	Up to 35% of original aggregate principal
Prior to January 15, 2021[2]	100.000
Prior to January 15, 2021	103.000	Up to 10% of original aggregate principal
Beginning on January 15, 2021	102.438
Beginning on January 15, 2022	101.219
Beginning on January 15, 2023	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.

Outstanding Unsecured Senior Notes
The following represents a summary of our unsecured senior notes' maturity and interest payable due dates:

Debt Instrument	Maturity	Interest Payable (until maturity)
$700 Million 4.875% 2021 Senior Notes	April 1, 2021	April 1 and October 1
$1.075 Billion 5.75% 2025 Senior Notes	March 1, 2025	March 1 and September 1
$800 Million 6.25% 2040 Senior Notes	October 1, 2040	April 1 and October 1
The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts for the 2021 Senior Notes and the 2040 Senior Notes. The 2025 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Senior Notes.
The 2021 Senior Notes and the 2040 Senior Notes may be redeemed any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the applicable series of notes. The 2021 Senior Notes and the 2040 Senior Notes are redeemable at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 25 basis points with respect to the 2021 Senior Notes and 40 basis points with respect to the 2040 Senior Notes, plus, in each case, accrued and unpaid interest to, but not including, the date of redemption. However, if the 2021 Senior Notes are redeemed on or after the date that is three months prior to their maturity date, the 2021 Senior Notes will be redeemed at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but not including, the date of redemption.
We may redeem the 2025 Senior Notes, in whole or in part, on or after March 1, 2020, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and prior to March 1, 2020, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. We may also redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes on or prior to March 1, 2020 at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings.
In addition, if a change of control triggering event, as defined in the applicable indenture, occurs with respect to the unsecured notes, we will be required to offer to purchase the notes of the applicable series at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The terms of the unsecured notes contain certain customary covenants; however, there are no financial covenants.
$316.25 Million 1.50% 2025 Convertible Senior Notes
The 2025 Convertible Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The 2025 Convertible Notes mature on January 15, 2025. The 2025 Convertible Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Convertible Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The terms of the 2025 Convertible Notes contain certain customary covenants; however, there are no financial covenants.
Holders may convert their 2025 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2018, if the last reported sale price of our common shares, par value $0.125 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five-consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate on each such trading day; (3) if we call the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after July 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2025 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.
The conversion rate is 122.4365 common shares per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of $8.17 per common share). The conversion rate will be subject to adjustment in some circumstances but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such a corporate event or notice of redemption, as the case may be.
We may not redeem the 2025 Convertible Notes prior to January 15, 2022. We may redeem all or any portion of the 2025 Convertible Notes, for cash at our option on or after January 15, 2022 if the last reported sale price of our common shares has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30-consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
It is our current intent to settle conversions through combination settlement.  Our ability to settle conversions through combination settlement and cash settlement will be subject to restrictions in the agreement governing our ABL Facility and may be subject to restrictions in agreements governing our future debt.
If we undergo a fundamental change as defined in the indenture, holders may require us to repurchase for cash all or any portion of their 2025 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the notes, we separated the 2025 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that did not have associated convertible features. The carrying amount of the equity component of $85.9 million representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes. The difference represents the debt discount that is amortized to interest expense over the term of the notes. The equity component is not remeasured as long as it continues to qualify for equity classification.
Debt Extinguishment - 2018
During the year ended December 31, 2018, we redeemed in full all of our outstanding 5.90% 2020 Senior Notes and 4.80% 2020 Senior Notes with cash on hand. Additionally, we purchased certain of our 4.875% 2021 Senior Notes and 2025 Senior Notes.

The following is a summary of the debt extinguished and the respective gain (loss) on extinguishment:

(In Millions)
	Year Ended December 31, 2018
	Debt Extinguished	Gain (Loss) on Extinguishment[1]
Unsecured Notes:
$400 Million 5.90% 2020 Senior Notes	$88.9	$(3.3)
$500 Million 4.80% 2020 Senior Notes	122.4	(3.7)
$700 Million 4.875% 2021 Senior Notes	14.4	0.1
$1.075 Billion 5.75% 2025 Senior Notes	1.7	0.1
	$227.4	$(6.8)

[1] This includes premiums paid related to the redemption of our notes of $7.1 million.
Debt Extinguishment - 2017
During the year ended December 31, 2017, we issued 63.25 million common shares in an underwritten public offering. We received net proceeds of $661.3 million at a public offering price of $10.75 per common share. The net proceeds from the issuance of our common shares and the net proceeds from the issuance of $1.075 billion 2025 Senior Notes were used to redeem in full all of our outstanding 8.25% 2020 First Lien Notes, 8.00% 2020 1.5 Lien Notes and 7.75% 2020 Second Lien Notes. Additionally, through tender offers, we purchased certain of our 5.90% 2020 Senior Notes, our 4.80% 2020 Senior Notes and our 4.875% 2021 Senior Notes.
The following is a summary of the debt extinguished and the respective gain (loss) on extinguishment:

(In Millions)
	Year Ended December 31, 2017
	Debt Extinguished	Gain (Loss) on Extinguishment[1]
Secured Notes:
$540 Million 8.25% 2020 First Lien Notes	$540.0	$(93.5)
$218.5 Million 8.00% 2020 1.5 Lien Notes	218.5	45.1
$544.2 Million 7.75% 2020 Second Lien Notes	430.1	(104.5)
Unsecured Notes:
$400 Million 5.90% 2020 Senior Notes	136.7	(7.8)
$500 Million 4.80% 2020 Senior Notes	114.4	(1.9)
$700 Million 4.875% 2021 Senior Notes	171.0	(2.8)
	$1,610.7	$(165.4)

[1] This includes premiums paid related to the redemption of our notes of $110.0 million.
Debt Extinguishment/Restructuring - 2016
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

(In Millions)
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
Other Debt Repurchases
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

Debt Maturities
The following represents a summary of our debt instrument maturities based on the principal amounts outstanding at December 31, 2018:

(In Millions)
Maturities of Debt
2019	$—
2020	—
2021	124.0
2022	—
2023	—
2024 and thereafter	2,088.0
Total maturities of debt	$2,212.0
ABL Facility
On February 28, 2018, we entered into an amended and restated senior secured asset-based revolving credit facility with various financial institutions. The ABL Facility amends and restates our prior $550.0 million Syndicated Facility Agreement, dated as of March 30, 2015. The ABL Facility will mature upon the earlier of February 28, 2023 or 60 days prior to the maturity of certain other material debt and provides for up to $450.0 million in borrowings, comprised of (i) a $400.0 million U.S. tranche, including a $248.8 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for U.S. swingline loans, and (ii) at the time of closing, a $50.0 million Australian tranche, including a $24.4 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for Australian swingline loans. On June 19, 2018, the Australian tranche was terminated and reallocated to the U.S. tranche, resulting in a $450.0 million allocation to the U.S. tranche, including a $273.2 million sublimit for the issuance of letters of credit and a $120.0 million sublimit for swingline loans. Availability under the U.S. tranche of the ABL Facility is limited to an eligible U.S. borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly-owned U.S. subsidiaries and are required to be guaranteed by certain of our future U.S. subsidiaries. Amounts outstanding under the ABL Facility are secured by (i) a first-priority security interest in the accounts receivable and other rights to payment, inventory, as-extracted collateral, certain investment property, deposit accounts, securities accounts, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts, deposit accounts, securities accounts and other related assets of ours, the other borrowers and the guarantors, and proceeds and products of each of the foregoing (collectively, the “ABL Collateral”) and (ii) a second-priority security interest in substantially all of our assets and the assets of the other borrowers and the guarantors other than the ABL Collateral.
Borrowings under the ABL Facility bear interest, at our option, at a base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. The base rate is equal to the greater of the federal funds rate plus 0.5%, the LIBOR rate based on a one-month interest period plus 1% and the floating rate announced by Bank of America Merrill Lynch as its “prime rate" and 1%. The LIBOR rate is a per annum fixed rate equal to LIBOR with respect to the applicable interest period and amount of LIBOR rate loan requested.
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
The ABL Facility provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees, or other amounts, a representation or warranty proving to have been materially incorrect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to certain material indebtedness, the bankruptcy or insolvency of the Company and certain of its subsidiaries, monetary judgment defaults of a specified amount, invalidity of any loan documentation, a change of control of the Company, and ERISA defaults resulting in liability of a specified amount. If an event of default exists (beyond any applicable grace or cure period, if any), the administrative agent may and, at the direction of the requisite number of lenders, shall declare all amounts owing under the ABL Facility immediately due and payable, terminate such lenders’ commitments to make loans under the ABL Facility and/or exercise any and all remedies and other rights under the ABL Facility. For certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding loans and other amounts will become immediately due and payable.
As of December 31, 2018 and 2017, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

	(In Millions)
	December 31, 2018	December 31, 2017
Available borrowing base on ABL Facility[1]	$323.7	$273.2
Letter of credit obligations and other commitments[2]	(55.0)	(46.5)
Borrowing capacity available[3]	$268.7	$226.7

[1] The ABL Facility has a maximum borrowing base of $450 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation, environmental obligations and a Metallics energy supply agreement.

3 As of December 31, 2018 and 2017 we had no loans drawn under the ABL Facility.

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.8	$542.6	$—	$543.4
Derivative assets	—	0.1	91.4	91.5
Total	$0.8	$542.7	$91.4	$634.9
Liabilities:
Derivative liabilities	$—	$3.7	$—	$3.7
Total	$—	$3.7	$—	$3.7

	(In Millions)
	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$66.3	$550.6	$—	$616.9
Derivative assets	—	—	37.9	37.9
Total	$66.3	$550.6	$37.9	$654.8
Liabilities:
Derivative liabilities	$—	$0.3	$1.7	$2.0
Total	$—	$0.3	$1.7	$2.0
Financial assets classified in Level 1 included money market funds at December 31, 2018 and money market funds and treasury bonds at December 31, 2017. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 assets included commercial paper, certificates of deposit and commodity hedge contracts at December 31, 2018 and commercial paper and certificates of deposits at December 31, 2017. Level 2 liabilities included commodity hedge contracts at December 31, 2018 and 2017.
The Level 3 assets and liabilities include derivative assets that consist of freestanding derivative instruments related to a certain supply agreement and derivative assets and liabilities related to certain provisional pricing arrangements with our customers.
The supply agreement included in our Level 3 assets contain provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel in the year the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust the derivative instruments to fair value through Product revenues each reporting period until the product is consumed and the amounts are settled. We had assets of $89.3 million and $37.9 million at December 31, 2018 and 2017, respectively, related to this supply agreement.

The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $2.1 million at December 31, 2018 compared to liabilities of $1.7 million related to provisional pricing arrangements at December 31, 2017.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at December 31, 2018 (In Millions)	Balance Sheet Location	Valuation Technique	Unobservable Input	Point Estimate

Customer supply agreement	$89.3	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$750
Provisional pricing arrangements	$2.1	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton	$68
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
The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Derivative Assets[1] (Level 3)		Derivative Liabilities (Level 3)
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Beginning balance - January 1	$49.5	$30.1	$(1.7)	$—
Total gains (losses)
Included in earnings	428.7	176.2	(6.1)	(55.6)
Settlements	(386.8)	(168.4)	7.8	53.9
Ending balance - December 31	$91.4	$37.9	$—	$(1.7)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets still held at the reporting date	$91.4	$37.9	$—	$(1.7)

[1] Beginning balance as of January 1, 2018 includes an $11.6 million adjustment for adoption of Topic 606.

The carrying values of certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		December 31, 2018		December 31, 2017
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	Level 1	$392.1	$370.2	$390.3	$398.0
Unsecured Notes:
$400 Million 5.90% 2020 Senior Notes	Level 1	—	—	88.6	88.0
$500 Million 4.80% 2020 Senior Notes	Level 1	—	—	122.0	118.8
$700 Million 4.875% 2021 Senior Notes	Level 1	123.8	122.3	138.0	130.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	235.2	352.4	224.1	352.9
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	1,048.8	962.0	1,047.2	1,029.3
$800 Million 6.25% 2040 Senior Notes	Level 1	292.8	232.8	292.6	227.1
ABL Facility	Level 2	—	—	—	—
Fair Value Adjustment to Interest Rate Hedge	Level 2	0.2	0.2	1.4	1.4
Total long-term debt		$2,092.9	$2,039.9	$2,304.2	$2,346.3
The fair value of long-term debt was determined using quoted market prices.
NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans, primarily consisting of retiree healthcare benefits, to most employees as part of a total compensation and benefits program. The defined benefit pension plans are noncontributory and benefits generally are based on a minimum formula or employees’ years of service and average earnings for a defined period prior to retirement.
We offer retiree medical coverage to hourly retirees of our USW-represented mines. A new four-year agreement with the USW was entered into on October 12, 2018, and is retroactively effective from October 1, 2018 through September 30, 2022. The 2018 USW agreement established the set fixed monthly medical premiums for participants who retired prior to January 1, 2015. These fixed premiums will expire on December 31, 2020 and revert to increasing premiums based a cost-sharing formula thereafter. The agreement also provides for an OPEB cap that limits the amount of contributions that we have to make toward retiree medical insurance coverage for each retiree and spouse of a retiree per calendar year who retired on or after January 1, 2015. The amount of the annual OPEB cap is based upon the gross plan costs we incurred in 2014. The OPEB cap does not apply to surviving spouses. In lieu of retiree medical coverage, USW-represented employees hired after September 1, 2016 receive a 401(k) contribution of $0.50 per hour worked to a restricted Retiree Health Care Account. Beginning January 1, 2019, the hourly contribution rate increased to $0.60 per hour worked.
In addition, we currently provide various levels of retirement health care and OPEB to some full-time employees who meet certain length of service and age requirements (a portion of which is pursuant to collective bargaining agreements). Most plans require retiree contributions and have deductibles, co-pay requirements and benefit limits. Most bargaining unit plans require retiree contributions and co-pays for medical and prescription drug coverage. There is a cap on our cost for medical coverage under the salaried plans. The annual limit applies to each covered participant and equals $7,000 for coverage prior to age 65, with the retiree’s participation adjusted based on the age at which the retiree’s benefits commence. We do not provide OPEB for most salaried employees hired after January 1, 1993. Retiree healthcare coverage is provided through programs administered by insurance companies whose charges are based on benefits paid.

The following table summarizes the annual expense (income) recognized related to the retirement plans:

	(In Millions)
	2018	2017	2016
Defined benefit pension plans	$12.7	$18.0	$16.5
Defined contribution pension plans	3.1	2.9	2.8
Other postretirement benefits	(5.9)	(6.1)	(4.0)
Total	$9.9	$14.8	$15.3
Obligations and Funded Status
The following tables and information provide additional disclosures:

	(In Millions)
	Pension Benefits		Other Benefits
Change in benefit obligations:	2018	2017	2018	2017
Benefit obligations — beginning of year	$973.1	$931.6	$265.9	$264.6
Service cost (excluding expenses)	18.7	17.1	2.2	1.8
Interest cost	30.3	30.5	8.3	8.3
Plan amendments	2.2	—	12.8	—
Curtailment gain	(0.9)	—	—	—
Actuarial (gain) loss	(57.0)	54.6	(29.4)	7.4
Benefits paid	(60.7)	(60.7)	(24.4)	(21.4)
Participant contributions	—	—	5.6	4.6
Federal subsidy on benefits paid	—	—	0.9	0.6
Benefit obligations — end of year	$905.7	$973.1	$241.9	$265.9

Change in plan assets:
Fair value of plan assets — beginning of year	$749.8	$685.8	$262.5	$253.0
Actual return on plan assets	(29.6)	100.2	(8.2)	24.2
Participant contributions	—	—	0.5	0.3
Employer contributions	27.6	24.4	3.0	1.7
Asset transfers	0.1	0.1	—	—
Benefits paid	(60.7)	(60.7)	(17.6)	(16.7)
Fair value of plan assets — end of year	$687.2	$749.8	$240.2	$262.5

Funded status at December 31:
Fair value of plan assets	$687.2	$749.8	$240.2	$262.5
Benefit obligations	(905.7)	(973.1)	(241.9)	(265.9)
Amount recognized at December 31	$(218.5)	$(223.3)	$(1.7)	$(3.4)

Amounts recognized in Statements of Financial Position:
Non-current assets	$—	$—	$32.1	$35.4
Current liabilities	(0.1)	(0.5)	(3.5)	(3.9)
Non-current liabilities	(218.4)	(222.8)	(30.3)	(34.9)
Total amount recognized	$(218.5)	$(223.3)	$(1.7)	$(3.4)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$330.1	$318.7	$82.1	$88.3
Prior service cost (credit)	8.5	8.8	(9.9)	(25.6)
Net amount recognized	$338.6	$327.5	$72.2	$62.7

	(In Millions)
	2018
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$249.8	$429.4	$8.0	$—	$687.2	$—	$240.2	$240.2
Benefit obligation	(340.8)	(548.9)	(10.7)	(5.3)	(905.7)	(32.9)	(209.0)	(241.9)
Funded status	$(91.0)	$(119.5)	$(2.7)	$(5.3)	$(218.5)	$(32.9)	$31.2	$(1.7)

	2017
	Pension Plans					Other Benefits
	Salaried	Hourly	Mining	SERP	Total	Salaried	Hourly	Total
Fair value of plan assets	$269.4	$473.0	$7.4	$—	$749.8	$—	$262.5	$262.5
Benefit obligation	(368.0)	(590.0)	(10.3)	(4.8)	(973.1)	(37.7)	(228.2)	(265.9)
Funded status	$(98.6)	$(117.0)	$(2.9)	$(4.8)	$(223.3)	$(37.7)	$34.3	$(3.4)
The pension and OPEB plans in 2018 experienced a net actuarial gain of $57.0 million and $29.4 million, respectively. The increase in discount rates due to market conditions was the primary driver, which resulted in gains of $75.7 million and $19.0 million for the pension and OPEB plans, respectively. The net gain was offset partially by losses of $21.7 million for the pensions plans and $2.3 million for the OPEB plans relating to demographic experience. The adoption of the new projection scale resulted in gains totaling $3.0 million for the pension plans and $0.8 million for the OPEB plans. Additionally, an update to the assumed per capita cost of medical benefits resulted in a gain of $11.9 million for the OPEB plans.
The pension and OPEB plans in 2017 experienced a net actuarial loss of $54.6 million and $7.4 million, respectively. The decrease in discount rates due to market conditions was the primary driver, which resulted in losses of $46.1 million and $12.6 million for the pension and OPEB plans, respectively. The adoption of the new projection scale resulted in gains totaling $6.1 million for the pension plans and $1.9 million for the OPEB plans.
The accumulated benefit obligation for all defined benefit pension plans was $896.8 million and $963.0 million at December 31, 2018 and 2017, respectively.

Components of Net Periodic Benefit Cost

	(In Millions)
	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$18.7	$17.1	$17.6	$2.2	$1.8	$1.7
Interest cost	30.3	30.5	30.3	8.3	8.3	9.1
Expected return on plan assets	(60.0)	(54.5)	(54.7)	(18.4)	(17.7)	(17.1)
Amortization:
Prior service costs (credits)	2.2	2.6	2.2	(3.0)	(3.0)	(3.7)
Net actuarial loss	21.2	22.3	21.1	5.0	4.5	6.0
Curtailments	0.3	—	—	—	—	—
Net periodic benefit cost (credit)	$12.7	$18.0	$16.5	$(5.9)	$(6.1)	$(4.0)
Curtailment effects	(0.3)	—	—	—	—	—
Current year actuarial loss (gain)	31.6	9.3	37.8	(2.9)	1.2	(8.1)
Amortization of net loss	(21.2)	(22.3)	(21.1)	(5.0)	(4.5)	(6.0)
Current year prior service cost	2.2	—	5.7	12.8	—	9.8
Amortization of prior service credit (cost)	(2.2)	(2.6)	(2.2)	3.0	3.0	3.7
Total recognized in other comprehensive income (loss)	$10.1	$(15.6)	$20.2	$7.9	$(0.3)	$(0.6)
Total recognized in net periodic cost and other comprehensive income (loss)	$22.8	$2.4	$36.7	$2.0	$(6.4)	$(4.6)
Assumptions
The discount rate for determining PBO is determined individually for each plan as noted in the assumption chart below. The discount rates are determined by matching the projected cash flows used to determine the PBO and APBO to a projected yield curve of 1,101 Aa graded bonds in the 40th to 90th percentiles. These bonds are either noncallable or callable with make-whole provisions.
On December 31, 2018, the assumed mortality improvement projection was changed from generational scale MP-2017 to generational scale MP-2018. The healthy mortality assumption remains the RP-2014 mortality tables with blue collar adjustments for the Iron Hourly Pension and Hourly OPEB plans, with white collar adjustments for the the Salaried OPEB Plan, and without adjustments for the Salaried and Ore Mining Pension Plans. On December 31, 2017, the assumed mortality improvement projection was changed from generational scale MP-2016 to generational scale MP-2017.
Weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Benefits
	2018	2017	2018		2017
Discount rate:
Iron Hourly Pension Plan	4.31%	3.60%	N/A	%	N/A	%
Salaried Pension Plan	4.21	3.52	N/A		N/A
Ore Mining Pension Plan	4.33	3.61	N/A		N/A
Supplemental Executive Retirement Plan	4.22	3.50	N/A		N/A
Hourly OPEB Plan	N/A	N/A	4.29		3.60
Salaried OPEB Plan	N/A	N/A	4.27		3.57
Salaried rate of compensation increase	3.00	3.00	3.00		3.00
Hourly rate of compensation increase	2.00	2.00	N/A		N/A

Weighted-average assumptions used to determine net benefit cost were:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018		2017		2016
Obligation Discount Rate:
Iron Hourly Pension Plan	3.61%	4.02%	4.27%	N/A	%	N/A	%	N/A	%
Salaried Pension Plan	3.52	3.91	4.13	N/A		N/A		N/A
Ore Mining Pension Plan	3.61	4.04	4.28	N/A		N/A		N/A
Supplemental Executive Retirement Plan	3.54	3.90	4.01	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	3.60		4.03		4.32
Salaried OPEB Plan	N/A	N/A	N/A	3.57		3.98		4.22
Service Cost Discount Rate:
Iron Hourly Pension Plan	3.76	4.30	4.66	N/A		N/A		N/A
Salaried Pension Plan	3.53	3.93	4.14	N/A		N/A		N/A
Ore Mining Pension Plan	3.75	4.27	4.60	N/A		N/A		N/A
Supplemental Executive Retirement Plan	3.43	3.69	3.87	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	3.73		4.23		4.56
Salaried OPEB Plan	N/A	N/A	N/A	3.76		4.30		4.63
Interest Cost Discount Rate:
Iron Hourly Pension Plan	3.21	3.38	3.46	N/A		N/A		N/A
Salaried Pension Plan	3.08	3.21	3.21	N/A		N/A		N/A
Ore Mining Pension Plan	3.22	3.41	3.48	N/A		N/A		N/A
Supplemental Executive Retirement Plan	3.16	3.36	3.30	N/A		N/A		N/A
Hourly OPEB Plan	N/A	N/A	N/A	3.10		3.24		3.48
Salaried OPEB Plan	N/A	N/A	N/A	3.15		3.28		3.31

Expected return on plan assets	8.25	8.25	8.25	7.00		7.00		7.00
Salaried rate of compensation increase	3.00	3.00	3.00	3.00		3.00		3.00
Hourly rate of compensation increase	2.00	2.00	2.00	N/A		N/A		N/A
Assumed health care cost trend rates at December 31 were:

	2018	2017
Health care cost trend rate assumed for next year	6.75%	7.00%
Ultimate health care cost trend rate	5.00	5.00
Year that the ultimate rate is reached	2026	2026
Plan Assets
Our financial objectives with respect to our pension and VEBA plan assets are to fully fund the actuarial accrued liability for each of the plans, to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis.
Our investment objective is to outperform the expected return on assets assumption used in the plans’ actuarial reports over the life of the plans. The expected return on assets takes into account historical returns and estimated future long-term returns based on capital market assumptions applied to the asset allocation strategy. The expected return is net of investment expenses paid by the plans. In addition, investment performance is monitored on a quarterly basis by benchmarking to various indices and metrics for the one-, three- and five-year periods.
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
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA plan assets as of December 31, 2018 and 2017, as well as the 2019 weighted average target asset allocations. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities.

	Pension Assets			VEBA Assets
Asset Category	2019 Target Allocation	Percentage of Plan Assets at December 31,		2019 Target Allocation	Percentage of Plan Assets at December 31,
		2018	2017		2018	2017
Equity securities	45.0%	38.9%	43.6%	8.0%	8.1%	8.7%
Fixed income	28.0%	26.0%	27.0%	80.0%	77.0%	77.7%
Hedge funds	5.0%	5.4%	5.0%	4.0%	4.7%	4.4%
Private equity	7.0%	6.2%	5.3%	3.0%	1.2%	1.5%
Structured credit	7.5%	11.4%	9.7%	2.0%	3.5%	3.0%
Real estate	7.5%	10.3%	8.7%	3.0%	5.4%	4.6%
Cash	—%	1.8%	0.7%	—%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Following is a description of the inputs and valuation methodologies used to measure the fair value of our plan assets.
Equity Securities
Equity securities classified as Level 1 investments include U.S. large-, small- and mid-cap investments and international equities. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Fixed Income
Fixed income securities classified as Level 1 investments include bonds and government debt securities. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. Also included in Fixed income is a portfolio of U.S. Treasury STRIPS, which are zero-coupon bearing fixed income securities backed by the full faith and credit of the U.S. government. The securities sell at a discount to par because there are no incremental coupon payments. STRIPS are not issued directly by the Treasury but rather are created by a financial institution, government securities broker or government securities dealer. Liquidity on the issue varies depending on various market conditions; however, in general the STRIPS market is slightly less liquid than that of the U.S. Treasury Bond market. The STRIPS are priced daily through a bond pricing vendor and are classified as Level 2.
Hedge Funds
Hedge funds are alternative investments comprised of direct or indirect investment in offshore hedge funds with an investment objective to achieve equity-like returns with one half the volatility of equities and moderate correlation. The valuation techniques used to measure fair value attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. Considerable judgment is required to interpret the factors used to develop estimates of fair value. Valuations of the underlying investment funds are obtained and reviewed. The securities that are valued by the funds are interests in the investment funds and not the underlying holdings of such investment funds. Thus, the inputs used to value the investments in each of the underlying funds may differ from the inputs used to value the underlying holdings of such funds. Hedge funds are valued monthly and recorded on a one-month lag.

Private Equity Funds
Private equity funds are alternative investments that represent direct or indirect investments in partnerships, venture funds or a diversified pool of private investment vehicles (fund of funds).
Investment commitments are made in private equity funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2018, remaining commitments total $44.2 million for both our pension and OPEB plans. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts.
Private equity investments are valued quarterly and recorded on a one-quarter lag. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Capital distributions for the funds do not occur on a regular frequency. Liquidation of these investments would require sale of the partnership interest.
Structured Credit
Structured credit investments are alternative investments comprised of collateralized debt obligations and other structured credit investments that are priced based on valuations provided by independent, third-party pricing agents, if available. Such values generally reflect the last reported sales price if the security is actively traded. The third-party pricing agents may also value structured credit investments at an evaluated bid price by employing methodologies that utilize actual market transactions, broker-supplied valuations or other methodologies designed to identify the market value of such securities.
Structured credit investments are valued monthly and recorded on a one-month lag. For alternative investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Historically, redemption requests have been considered quarterly, subject to notice of 90 days, although the advisor is currently only requiring notice of 65 days.
Real Estate
The real estate portfolio for the pension plans is an alternative investment primarily comprised of two funds with strategic categories of real estate investments. All real estate holdings are appraised externally at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions about each property are reviewed quarterly by the investment advisor and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The fair value of one of the funds is updated monthly, and there is no lag in reported value. Redemption requests are considered on a quarterly basis, subject to notice of 45 days.
The real estate fund of funds investment for the Empire-Tilden, Hibbing and United Taconite VEBA plans invests in pooled investment vehicles that in turn invest in commercial real estate properties. Valuations are performed quarterly and financial statements are prepared on a semi-annual basis, with annual audited statements. Asset values for this fund are reported with a one-quarter lag, and current market information is reviewed for any material changes in values at the reporting date. Withdrawals are permitted on the last business day of each quarter subject to a 65-day prior written notice.

Pension
The fair value of our pension plan assets by asset category is as follows:

	(In Millions)
	December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$112.6	$—	$—	$112.6
U.S. small/mid-cap	22.5	—	—	22.5
International	132.0	—	—	132.0
Fixed income	151.1	27.4	—	178.5
Hedge funds	—	—	37.2	37.2
Private equity	—	—	42.6	42.6
Structured credit	—	—	78.8	78.8
Real estate	—	—	70.5	70.5
Cash	12.5	—	—	12.5
Total	$430.7	$27.4	$229.1	$687.2

	(In Millions)
	December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$130.1	$—	$—	$130.1
U.S. small/mid-cap	35.5	—	—	35.5
International	160.9	—	—	160.9
Fixed income	173.6	28.8	—	202.4
Hedge funds	—	—	37.4	37.4
Private equity	—	—	39.8	39.8
Structured credit	—	—	72.9	72.9
Real estate	—	—	65.5	65.5
Cash	5.3	—	—	5.3
Total	$505.4	$28.8	$215.6	$749.8

The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets:

	(In Millions)
	Year Ended December 31, 2018
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2018	$37.4	$39.8	$72.9	$65.5	$215.6
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.2)	1.4	5.9	5.4	12.5
Relating to assets sold during the period	—	4.0	—	—	4.0
Purchases	—	5.2	—	—	5.2
Sales	—	(7.8)	—	(0.4)	(8.2)
Ending balance — December 31, 2018	$37.2	$42.6	$78.8	$70.5	$229.1

	(In Millions)
	Year Ended December 31, 2017
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2017	$40.6	$36.1	$63.8	$61.9	$202.4
Actual return on plan assets:
Relating to assets still held at the reporting date	2.5	0.3	9.1	4.2	16.1
Relating to assets sold during the period	0.4	4.5	—	(0.1)	4.8
Purchases	39.0	4.5	—	14.4	57.9
Sales	(45.1)	(5.6)	—	(14.9)	(65.6)
Ending balance — December 31, 2017	$37.4	$39.8	$72.9	$65.5	$215.6
VEBA
Assets for OPEB plans include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair value of our other benefit plan assets by asset category is as follows:

	(In Millions)
	December 31, 2018
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$9.7	$—	$—	$9.7
U.S. small/mid-cap	2.4	—	—	2.4
International	7.3	—	—	7.3
Fixed income	146.8	37.8	—	184.6
Hedge funds	—	—	11.4	11.4
Private equity	—	—	3.0	3.0
Structured credit	—	—	8.5	8.5
Real estate	—	—	13.1	13.1
Cash	0.2	—	—	0.2
Total	$166.4	$37.8	$36.0	$240.2

	(In Millions)
	December 31, 2017
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
U.S. large-cap	$11.4	$—	$—	$11.4
U.S. small/mid-cap	2.8	—	—	2.8
International	8.8	—	—	8.8
Fixed income	164.1	40.0	—	204.1
Hedge funds	—	—	11.4	11.4
Private equity	—	—	3.9	3.9
Structured credit	—	—	7.9	7.9
Real estate	—	—	12.0	12.0
Cash	0.2	—	—	0.2
Total	$187.3	$40.0	$35.2	$262.5
The following represents the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets:

	(In Millions)
	Year Ended December 31, 2018
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2018	$11.4	$3.9	$7.9	$12.0	$35.2
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(0.1)	0.6	1.1	1.6
Relating to assets sold during the period	—	0.3	—	—	0.3
Purchases	—	—	—	—	—
Sales	—	(1.1)	—	—	(1.1)
Ending balance — December 31, 2018	$11.4	$3.0	$8.5	$13.1	$36.0

	(In Millions)
	Year Ended December 31, 2017
	Hedge Funds	Private Equity Funds	Structured Credit Fund	Real Estate	Total
Beginning balance — January 1, 2017	$11.2	$4.3	$6.9	$11.1	$33.5
Actual return on plan assets:
Relating to assets still held at the reporting date	0.8	0.9	2.0	3.4	7.1
Relating to assets sold during the period	—	(0.4)	(1.0)	(2.5)	(3.9)
Purchases	17.1	1.8	2.1	3.0	24.0
Sales	(17.7)	(2.7)	(2.1)	(3.0)	(25.5)
Ending balance — December 31, 2017	$11.4	$3.9	$7.9	$12.0	$35.2

Contributions
Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. In the event of plan termination, the plan sponsors could be required to fund additional shut down and early retirement obligations that are not included in the pension obligations. Costs for early termination for pensions and other benefits are estimated to be $22.1 million and $3.4 million, respectively. The Company currently has no intention to shut down, terminate or withdraw from any of its employee benefit plans.

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions		VEBA	Direct Payments	Total
2017	$24.4	$—	$2.1	$2.1
2018	27.6	—	3.8	3.8
2019 (Expected)[1]	15.9	—	3.5	3.5

[1] Pursuant to the bargaining agreement, benefits can be paid from VEBA trusts that are at least 70% funded (all VEBA trusts are over 70% funded at December 31, 2018). Funding obligations have been suspended as UTAC's, Tilden's and Empire's share of the value of their respective trust assets have reached 90% of their obligation.

VEBA plans are not subject to minimum regulatory funding requirements. Amounts contributed are pursuant to bargaining agreements.
Contributions by participants to the OPEB plans were $5.6 million for the year ended December 31, 2018 and $4.6 million for the year ended December 31, 2017.
Estimated Cost for 2019
For 2019, we estimate net periodic benefit cost as follows:

(In Millions)
Defined benefit pension plans	$21.5
Other postretirement benefits	(2.8)
Total	$18.7
Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	Other Benefits
		Gross Company Benefits	Less Medicare Subsidy	Net Benefit Payments
2019	$70.4	$18.0	$(0.8)	$17.2
2020	67.9	17.7	(0.8)	16.9
2021	67.5	17.2	(0.9)	16.3
2022	67.0	17.0	(0.9)	16.1
2023	67.9	16.9	(1.0)	15.9
2024-2028	309.7	82.2	(5.4)	76.8

NOTE 9 - STOCK COMPENSATION PLANS
At December 31, 2018, we have outstanding awards under various share-based compensation plans, which are described below. The compensation cost charged against income from continuing operations for those plans was $15.1 million, $18.2 million and $13.6 million in 2018, 2017 and 2016, respectively, which primarily was recorded in Selling, general and administrative expenses in the Statements of Consolidated Operations. There was no income tax benefit recognized for the years ended December 31, 2018, 2017 and 2016, due to the full valuation allowance.
Employees’ Plans
The A&R 2015 Equity Plan was approved by our Board of Directors on February 21, 2017 and by our shareholders on April 25, 2017. The A&R 2015 Equity Plan increased the maximum number of shares that may be issued by 15.0 million common shares. The 2015 Equity Plan was approved by our Board of Directors on March 26, 2015 and by our shareholders on May 19, 2015. The 2015 Equity Plan replaced the 2012 Equity Plan, and allowed for a maximum of 12.9 million common shares to be issued. No additional grants were issued from the 2012 Equity Plan after the date of approval of the 2015 Equity Plan; however, all awards previously granted under the 2012 Amended Equity Plan will continue in full force and effect in accordance with the terms of outstanding awards.
Following is a summary of approved grants by the Compensation Committee:

Grant Year	Vesting Date	Plan Issued Under	Restricted Stock Units Granted	Performance Shares Granted
2018	12/31/2020	A&R 2015 Equity Plan	685,599	675,599
2017	12/31/2019	A&R 2015 Equity Plan	532,358	249,106
2017	12/31/2019	Amended 2015 Equity Plan	553,725	553,725
2016	12/31/2018	2015 Equity Plan	3,406,716	—
Performance Shares
The outstanding performance shares vest over a period of three years and are intended to be paid out in common shares. Performance is measured on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payout for the outstanding performance period grants will vary from 0% to 200% of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.
Following is a summary of our performance share award agreements currently outstanding:

Performance Share Plan Year	Performance Shares Granted	Forfeitures to Date	Expected to Vest	Grant Date	Grant Date Fair Value	Performance Period
2018	675,599	2,236	673,363	2/21/2018	$11.93	1/1/2018 - 12/31/2020
2017	249,106	—	249,106	6/26/2017	$10.74	5/31/2017 - 12/31/2019
2017	553,725	51,471	502,254	2/21/2017	$19.69	1/1/2017 - 12/31/2019
Restricted Stock Units
All of the outstanding restricted stock units are subject to continued employment, are retention based, and are payable in common shares or cash in certain circumstances at a time determined by the Compensation Committee at its discretion. The outstanding restricted stock units that were granted in 2018, 2017, and 2016 cliff vest in three years on December 31, 2020, 2019 and 2018, respectively.
Stock Options
The 412,710 stock options that were granted during the first quarter of 2015 vested on December 31, 2017, are exercisable at a strike price of $7.70 and expire on January 12, 2025. The 250,000 stock options that were granted in the fourth quarter of 2014 vested in equal thirds on each of December 31, 2015, 2016 and 2017 and are exercisable at a strike price of $13.83 and expire on November 17, 2021. As of December 31, 2018, 563,230 stock options remain outstanding and are exercisable with a weighted average price of $10.42.

Employee Stock Purchase Plan
On March 26, 2015, upon recommendation by the Compensation Committee, our Board of Directors approved and adopted, subject to the approval of Cliffs' shareholders at the 2015 Annual Meeting, the Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan. This plan was approved by our shareholders at the 2015 Annual Meeting held May 19, 2015. Ten million common shares have been reserved for issuance under this plan; however, as of December 31, 2018, this program has not been made active and no common shares have been purchased. We sought shareholder approval of this plan for the purpose of qualifying the reserved common shares for special tax treatment under Section 423 of the IRC of 1986, as amended.
Nonemployee Directors
Our nonemployee directors are entitled to receive restricted share awards under the Directors’ Plan. For 2018, 2017 and 2016, nonemployee directors were granted a specified number of restricted shares, with a value equal to $100,000, $100,000, and $85,000, respectively. The number of shares is based on the closing price of our common shares on the date of the Annual Meeting. The awards are subject to any deferral election and pursuant to the terms of the Directors’ Plan and an award agreement.
On April 23, 2018, our Governance and Nominating Committee of the Board of Directors approved the acceleration of vesting of the restricted share awards granted to the nonemployee directors prior to April 2018, which were generally subject to three-year vesting. Effective April 30, 2018 and under the terms of the Directors' Plan, the vesting of these outstanding awards was accelerated. The Governance and Nominating Committee also approved a change to the vesting period for all future awards under the Directors' Plan. The nonemployee director restricted awards granted on April 25, 2018 and all future awards are subject to one-year vesting.
For the last three years, grants of restricted and/or deferred shares have been awarded to elected or re-elected nonemployee directors as follows:

Year of Grant	Restricted Shares	Deferred Shares
2018	92,718	17,170
2017	93,359	17,289
2016	135,038	29,583
Other Information
The following table summarizes the share-based compensation expense that we recorded in continuing operations:

	(In Millions, except per share amounts)
	2018	2017	2016
Cost of goods sold and operating expenses	$1.7	$1.9	$1.8
Selling, general and administrative expenses	13.4	16.3	11.8
Reduction of operating income from continuing operations before income taxes	15.1	18.2	13.6
Income tax benefit[1]	—	—	—
Reduction of net income from continuing operations attributable to Cliffs shareholders	$15.1	$18.2	$13.6
Reduction of continuing operations earnings per common share attributable to Cliffs shareholders:
Basic	$0.05	$0.06	$0.07
Diluted	$0.05	$0.06	$0.07

1 No income tax benefit due to the full valuation allowance.

Stock option, restricted stock awards and performance share activity under our long-term equity plans and Directors’ Plans are as follows:

	2018	2017	2016
	Shares	Shares	Shares
Stock options:
Outstanding at beginning of year	599,870	599,870	607,489
Exercised	(36,640)	—	—
Forfeited/canceled	—	—	(7,619)
Outstanding at end of year	563,230	599,870	599,870
Restricted awards:
Outstanding and restricted at beginning of year	4,776,483	5,461,783	2,338,070
Granted during the year	795,487	1,196,731	3,571,337
Vested and issued	(627,567)	(1,813,315)	(271,988)
Forfeited/canceled	(140,155)	(68,716)	(175,636)
Outstanding and restricted at end of year	4,804,248	4,776,483	5,461,783
Performance shares:
Outstanding at beginning of year	1,848,312	1,368,469	1,496,489
Granted during the year	675,599	802,831	—
Vested and issued	(489,953)	—	(59,260)
Forfeited/canceled	(609,235)	(322,988)	(68,760)
Outstanding at end of year	1,424,723	1,848,312	1,368,469
Vested or expected to vest as of December 31, 2018[1]	6,792,201
Directors’ retainer and voluntary shares:
Outstanding at beginning of year	—	—	—
Granted during the year	27,300	25,476	—
Vested and issued	(27,300)	(25,476)	—
Outstanding at end of year	—	—	—
Reserved for future grants or awards at end of year:
Employee plans	12,949,420
Directors’ plans	502,378
Total	13,451,798

[1] With the adoption of ASU 2016-09, we assume all shares will vest until the date of vesting or forfeiture.
A summary of our outstanding share-based awards as of December 31, 2018 is shown below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	7,224,665	$6.79
Granted	1,498,386	$9.51
Vested and issued	(1,181,460)	$7.38
Forfeited/canceled	(749,390)	$10.22
Outstanding, end of year	6,792,201	$6.90
The total compensation cost related to outstanding awards not yet recognized is $17.1 million at December 31, 2018. The weighted average remaining period for the awards outstanding at December 31, 2018 is approximately 1.0 year.

NOTE 10 - INCOME TAXES
Income from continuing operations before income taxes includes the following components:

	(In Millions)
	2018	2017	2016
United States	$565.0	$90.7	$124.9
Foreign	(0.3)	17.5	(14.5)
	$564.7	$108.2	$110.4
The components of the income tax benefit on continuing operations consist of the following:

	(In Millions)
	2018	2017	2016
Current provision (benefit):
United States federal	$(0.5)	$(252.6)	$(11.1)
United States state & local	—	(0.1)	(0.5)
Foreign	0.7	0.3	(0.1)
	0.2	(252.4)	(11.7)
Deferred benefit:
United States federal	(475.4)	—	(0.5)
Total income tax benefit from continuing operations	$(475.2)	$(252.4)	$(12.2)

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2018		2017		2016
Tax at U.S. statutory rate	$118.6	21.0%	$37.9	35.0%	$38.6	35.0%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(54.6)	(9.7)	(61.6)	(56.9)	(36.1)	(32.7)
Impact of tax law change - remeasurement of deferred taxes	—	—	407.5	376.6	149.1	135.1
Dissolution of Luxembourg entities	161.7	28.6	—	—	—	—
Prior year adjustments in current year	(1.0)	(0.2)	(1.1)	(1.0)	(11.8)	(10.7)
Valuation allowance build (reversal):
Tax law change - remeasurement of deferred taxes	—	—	(407.5)	(376.6)	(149.1)	(135.1)
Current year activity	(80.6)	(14.3)	(466.3)	(431.0)	122.9	111.3
Release of U.S. valuation allowance	(460.5)	(81.5)	—	—	—	—
Repeal of AMT	—	—	(235.3)	(217.5)	—	—
Dissolution of Luxembourg entities	(161.7)	(28.6)	—	—	—	—
Prior year adjustments in current year	1.0	0.2	(3.5)	(3.2)	9.3	8.4
Tax uncertainties	(1.3)	(0.2)	(1.4)	(1.3)	(11.3)	(10.2)
Worthless stock deduction	—	—	—	—	(73.4)	(66.5)
Impact of foreign operations	0.1	—	477.9	441.7	(40.6)	(36.8)
Other items, net	3.1	0.6	1.0	0.9	(9.8)	(8.9)
Provision for income tax benefit and effective income tax rate including discrete items	$(475.2)	(84.1)%	$(252.4)	(233.3)%	$(12.2)	(11.1)%
Our tax provision for the year ended December 31, 2018 was a benefit of $475.2 million and an effective tax rate of negative 84.1% compared with a benefit of $252.4 million and an effective tax rate of negative 233.3% for the prior year. The increase in income tax benefit from the prior year is primarily due to release of the valuation allowance in the U.S. of $460.5 million in the fourth quarter of 2018. Additionally, during 2018, a legal entity reduction initiative was completed resulting in the dissolution of two Luxembourg entities, both of which held net operating loss deferred tax assets. This asset reduction resulted in an expense of $161.7 million which was fully offset by a decrease in valuation allowance. In December 2017, a benefit of $235.3 million was recorded as a result of the repeal of AMT in the 2017 U.S. income tax reform legislation. Additionally, the impact of tax law change - remeasurement of deferred taxes for the year ended December 31, 2017 primarily relates to the statutory rate reduction in the U.S. that decreased the deferred tax assets by $334.1 million, which was fully offset by a decrease in the valuation allowance. Also on December 31, 2017 and 2016, there was a Luxembourg rate reduction that decreased the deferred tax assets by $73.4 million and $149.1 million, respectively. Both of these asset reductions were fully offset by a decrease in valuation allowance. The impact of foreign operations relates to income and losses in foreign jurisdictions where the statutory rates, ranging from 0% to 29.22%, differ from the U.S. statutory rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.

The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2018	2017	2016
Other comprehensive (income) loss:
Postretirement benefit liability	$3.6	$—	$—
Unrealized net loss on derivative financial instruments	0.7	—	—
Other	—	—	0.5
Total	$4.3	$—	$0.5
Significant components of our deferred tax assets and liabilities are as follows:

	(In Millions)
	2018	2017
Deferred tax assets:
Operating loss carryforwards	$2,118.8	$2,362.4
Pensions	77.5	76.3
OPEB	25.3	25.6
Deferred income	23.3	24.2
Intangible assets	11.6	13.0
Property, plant and equipment and mineral rights	13.3	—
State and local	68.2	74.2
Other liabilities	36.8	30.4
Total deferred tax assets before valuation allowance	2,374.8	2,606.1
Deferred tax asset valuation allowance	(1,287.3)	(1,983.1)
Net deferred tax assets	1,087.5	623.0
Deferred tax liabilities:
Property, plant and equipment and mineral rights	—	(1.5)
Investment in ventures	(141.2)	(137.5)
Intercompany notes	(465.7)	(465.7)
Other assets	(15.8)	(18.3)
Total deferred tax liabilities	(622.7)	(623.0)
Net deferred tax assets	$464.8	$—
We had gross domestic (including states) and foreign net operating loss carryforwards of $3.6 billion and $6.6 billion, respectively, at December 31, 2018. We had gross domestic and foreign net operating loss carryforwards at December 31, 2017 of $4.2 billion and $7.2 billion, respectively. The U.S. Federal net operating losses will begin to expire in 2034 and state net operating losses will begin to expire in 2019. The foreign net operating losses can be carried forward indefinitely. We had foreign tax credit carryforwards of $5.8 million at December 31, 2018 and 2017. The foreign tax credit carryforwards will begin to expire in 2020.
We recorded a $695.8 million net decrease in the valuation allowance of certain deferred tax assets in the year ended December 31, 2018. As of December 31, 2018, our U.S. operations emerged from a three-year cumulative loss position. As the significant negative evidence of cumulative losses has been eliminated, we undertook an evaluation of the continuing need for a valuation allowance on the U.S. deferred tax assets, the majority of which relate to the U.S. tax net operating losses.
In completing our evaluation of whether a valuation allowance was still needed, we considered all available positive and negative evidence. Positive evidence considered included the emergence from the three-year cumulative loss position, our long-term customer contracts with minimum tonnage requirements, the global scarcity of iron ore pellets, near term forecasts of strong profitability and the recently revised IRC Section 163(j) interest deduction limitation.

Negative evidence included the overall size of the deferred tax asset with limited carryforward and no carryback opportunity, the finite nature of the iron ore resources we mine, the uncertainty of steel tariffs that positively impacted our revenue rates in 2018 and the various market signs that the U.S. economy may be nearing the end of the current expansion.
We also considered that future realization of the deferred tax assets depends on the existence of sufficient taxable income of the appropriate character during the carryforward period. In considering sources of taxable income, we identified that a portion of the deferred tax assets would be utilized by existing taxable temporary differences reversing in the same periods as existing deductible temporary differences. In addition, we determined that carryback opportunities and tax planning strategies do not exist as potential sources of future taxable income. Lastly, forecasting future taxable income was considered, but is challenging in a cyclical industry such as ours as it relies heavily on the accuracy of key assumptions, particularly about key pricing benchmarks.
Because historical information is verifiable and more objective than forecast information and due to the cyclicality of the industry, we developed an estimate of future income based on our historical earnings through the most recent industry cycle. We adjusted historical earnings for certain non-recurring items as well as to reflect the current corporate structure by eliminating the impact of discontinued operations and extinguished debt (“core earnings”). Additionally, we adjusted core earnings to reflect the impact of the recently revised IRC Section 163(j) interest expense deduction limitation as well as permanent tax adjustments. The IRC Section 163(j) limitation will limit our interest expense deduction, particularly in down years in the industry cycle, resulting in higher taxable income.
Based on the core earnings analysis, the Company’s average annual book taxable income through the business cycle is in excess of the estimated $109.0 million taxable income that would be required annually to fully utilize the deferred tax assets within the 19 year carryforward period. We ascribed significant weight in our assessment to the core earnings analysis and the resulting projection of taxable income through the industry cycle. Based on the weight of this positive evidence, and after considering the other available positive and negative evidence, we determined that it was appropriate to release all of the valuation allowance related to U.S. federal deferred tax assets at December 31, 2018 as it is more likely than not that the entire amount of the U.S. deferred tax asset will be realized before the end of the carryforward period. The income tax benefit recorded for the reversal of the valuation allowance against the U.S. deferred tax assets is $460.5 million.
During 2018, a legal entity reduction initiative was completed resulting in the dissolution of two Luxembourg entities, both of which held net operating loss deferred tax assets. This asset reduction resulted in an expense of $161.7 million which was fully offset by a decrease in valuation allowance. The remainder of the decrease relates to current year activity.
We continue to maintain a full valuation allowance against the remaining Luxembourg subsidiaries net deferred tax assets of approximately $1.2 billion. Our losses in Luxembourg in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in that jurisdiction. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, until sufficient positive evidence exists to support the realization of such assets.
We also have a valuation allowance recorded against certain state net operating losses and foreign tax credits, which are expected to expire before utilization of approximately $38.3 million and $5.8 million at December 31, 2018 and 2017, respectively.
At December 31, 2018 and 2017, we had no cumulative undistributed earnings of foreign subsidiaries included in consolidated retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2018	2017	2016
Unrecognized tax benefits balance as of January 1	$33.5	$30.7	$156.2
Increase (decrease) for tax positions in prior years	0.1	(2.8)	(61.0)
Increase for tax positions in current year	3.6	4.5	0.2
Settlements	—	1.0	(64.7)
Lapses in statutes of limitations	(8.2)	—	—
Other	—	0.1	—
Unrecognized tax benefits balance as of December 31	$29.0	$33.5	$30.7
At December 31, 2018 and 2017, we had $29.0 million and $33.5 million, respectively, of unrecognized tax benefits recorded. Of this amount, $4.2 million and $6.1 million, respectively, were recorded in Other liabilities and $24.8 million and $27.4 million, respectively, were recorded as Other non-current assets in the Statements of Consolidated Financial Position for both years. If the $29.0 million were recognized, only $4.2 million would impact the effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months. At December 31, 2018 and 2017, we had $2.7 million and $2.1 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other liabilities in the Statements of Consolidated Financial Position.
Tax years 2015 and forward remain subject to examination for the U.S. and tax years 2008 and forward remain subject to examination for Canada.
NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
The following is a summary of our environmental and mine closure obligations:

	(In Millions)
	December 31,
	2018	2017
Environmental	$2.5	$2.9
Mine closure[1]	172.4	168.4
Total environmental and mine closure obligations	174.9	171.3
Less current portion	2.9	3.6
Long-term environmental and mine closure obligations	$172.0	$167.7

[1] Includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTVSMC.
Environmental
Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities include obligations for known environmental remediation exposures at various active and closed mining operations and other sites, and have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no specific amount being more likely, the minimum of the range is accrued. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed.
Mine Closure
The accrued closure obligation for our mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. We performed a detailed assessment of our asset retirement obligations related to our active mining locations in accordance with our accounting policy, under which we perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. In 2017, we employed a third-party specialist to assist in the triennial in-depth evaluation.
For the assessments performed, we determined the obligations based on detailed estimates adjusted for factors that a market participant would consider (e.g., inflation, overhead and profit) and then discounted the obligation using the current credit-adjusted risk-free interest rate based on the corresponding life of mine. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives. The closure date for each of our active operating mine sites was determined based on the exhaustion date of the remaining iron ore reserves. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines, is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. The amortization of the related asset and accretion of the liability is recognized over the estimated mine lives for our active operations.
The following represents a roll forward of our asset retirement obligation liability for the years ended:

	(In Millions)
	December 31,
	2018	2017
Asset retirement obligation at beginning of year	$168.4	$187.8
Accretion expense	9.5	13.9
Remediation payments	(1.0)	(5.6)
Revision in estimated cash flows	(4.5)	(27.7)
Asset retirement obligation at end of year	$172.4	$168.4
For the year ended December 31, 2017, the revision of estimated cash flows relates primarily to updates to our estimates resulting from our three-year in-depth review of our closure obligations for each of our U.S. mines. The primary driver of the decrease in estimated cash flows was the Empire mine, as the mine closure obligation was reduced $26.2 million as a result of the refinement of the cash flows required for reclamation, remediation and structural removal. Prior estimates were based on RS Means (a common costing methodology used in the construction and demolition industry) average costing data while the current estimate was compiled using a more detailed cost build-up approach.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Derivative assets	$0.1		$—	Other current liabilities	$3.7	Other current liabilities	$0.3
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreement	Derivative assets	89.3	Derivative assets	37.9		—		—
Provisional pricing arrangements	Derivative assets	2.1		—		—	Other current liabilities	1.7
Total derivatives not designated as hedging instruments under ASC 815:		$91.4		$37.9		$—		$1.7
Total derivatives		$91.5		$37.9		$3.7		$2.0
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
Commodity Contracts
The following table presents our outstanding hedge contracts:

	(Quantities in Millions)
	December 31, 2018			December 31, 2017
	Notional Amount	Unit of Measure	Varying Maturity Dates	Notional Amount	Unit of Measure	Varying Maturity Dates
Natural gas	1.8	MMBtu	January 2019 - August 2019	3.5	MMBtu	January 2018 - November 2018
Diesel	11.0	Gallons	January 2019 - December 2019	—
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily steel market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnace. Historically, prior to the contract that commenced in 2017, this supplemental revenue and refund data source was the customer's average annual realized steel price. The supplemental pricing is characterized as a freestanding derivative and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the pellets are consumed and the amounts are settled.
Provisional Pricing Arrangements
Certain of our supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, along with Atlantic Basin pellet premiums, published Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
Revenue is recognized generally upon delivery to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. Changes in the expected revenue rate from the date that control transfers through final settlement of contract terms is recorded in accordance with Topic 815 and is characterized as a derivative and accounted for separately.  Subsequently, the derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
The 2018 amounts represent the difference between the amount we expected to receive when revenue was initially measured at the point control transfers and our subsequent estimate of the final revenue rate based on the price calculation established in the supply agreements. The 2017 and 2016 amounts represent the difference between the provisional price agreed upon with our customers based on the supply agreement terms and our estimate of the final revenue rate based on the price calculations established in the supply agreements.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Consolidated Operations:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2018	2017	2016
Customer supply agreements	Product revenues	$425.8	$163.3	$41.7
Provisional pricing arrangements	Product revenues	(3.2)	(42.7)	14.2
Commodity contracts	Cost of goods sold and operating expenses	—	(1.3)	1.9
Total		$422.6	$119.3	$57.8
Refer to NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 13 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations, which include our former Asia Pacific Iron Ore, North American Coal and Canadian operations. While the reclassification of revenues and expenses related to discontinued operations from prior periods has no impact upon previously reported net income, the Statements of Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to discontinued operations and the Statements of Consolidated Financial Position present the assets and liabilities that were reclassified from the specified line items to assets and liabilities of discontinued operations. The charts below provide an asset group breakout for each financial statement line impacted by discontinued operations.

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Income (loss) from discontinued operations, net of tax
Asia Pacific Iron Ore	$118.3	$21.2	$96.6
North American Coal	(3.6)	2.6	(2.4)
Canadian Operations	(26.5)	(21.3)	(17.5)
	$88.2	$2.5	$76.7

	(In Millions)
	December 31, 2018			December 31, 2017
	Asia Pacific Iron Ore	North American Coal	Total	Asia Pacific Iron Ore	North American Coal	Total
Current assets of discontinued operations	$12.4	$—	$12.4	$118.5	$—	$118.5
Non-current assets of discontinued operations	$—	$—	$—	$20.3	$—	$20.3
Current liabilities of discontinued operations	$3.8	$2.9	$6.7	$71.8	$3.2	$75.0
Non-current liabilities of discontinued operations	$8.3	$—	$8.3	$52.2	$—	$52.2

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Net cash provided (used) by operating activities
Asia Pacific Iron Ore	$(81.3)	$79.6	$99.8
Canadian Operations	(14.6)	—	—
	$(95.9)	$79.6	$99.8

Net cash provided (used) by investing activities
Asia Pacific Iron Ore	$19.8	$(2.8)	$(0.4)
Canadian Operations	—	(7.7)	6.8
North American Coal	—	2.1	3.6
	$19.8	$(8.4)	$10.0
Asia Pacific Iron Ore Operations
Background
In January 2018, we announced that we would accelerate the time frame for the planned closure of our Asia Pacific Iron Ore mining operations in Australia. In April 2018, we committed to a course of action leading to the permanent closure of our Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018. Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all current and historical Asia Pacific Iron Ore operating segment results are classified within discontinued operations.

Income from Discontinued Operations
For the reasons discussed above, our previously reported Asia Pacific Iron Ore operating segment results for all periods presented, as well as exit costs, are classified as discontinued operations.

	(In Millions)
	Year Ended December 31,
Income from Discontinued Operations	2018	2017	2016
Revenues from product sales and services	$129.1	$464.2	$554.5
Cost of goods sold and operating expenses	(230.7)	(427.9)	(440.9)
Sales margin	(101.6)	36.3	113.6
Other operating expense	(3.3)	(9.9)	(10.4)
Other expense	(2.3)	(5.2)	(6.6)
Gain on foreign currency translation	228.1	—	—
Impairment of long-lived assets	(2.6)	—	—
Income from discontinued operations, net of tax	$118.3	$21.2	$96.6
Recorded Assets and Liabilities

	(In Millions)
Assets and Liabilities of Discontinued Operations	December 31, 2018	December 31, 2017
Cash and cash equivalents	$12.4	$29.4
Accounts receivable, net	—	33.9
Inventories	—	45.0
Supplies and other inventories	—	5.1
Other current assets	—	5.1
Total current assets of discontinued operations	12.4	118.5
Property, plant and equipment, net	—	17.2
Other non-current assets	—	3.1
Total assets of discontinued operations	$12.4	$138.8

Accounts payable	$3.4	$28.2
Accrued liabilities	0.4	28.0
Other current liabilities	—	15.6
Total current liabilities of discontinued operations	3.8	71.8
Environmental and mine closure obligations	—	28.8
Other liabilities	8.3	23.4
Total liabilities of discontinued operations	$12.1	$124.0
Foreign Currency
Historically, the functional currency of our Australian subsidiaries was the Australian dollar. The financial statements of our Australian subsidiaries were previously translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments were recorded as Accumulated other comprehensive loss. Income taxes were not provided for foreign currency translation adjustments. Concurrent with the sale of assets to Mineral Resources Limited in 2018, management determined that there had been significant changes in economic factors related to our Australian subsidiaries. The change in economic factors is a result of the sale and conveyance of substantially all assets and liabilities of our Australian subsidiaries to third parties, representing a significant change in operations. As such, the functional currency for the Australian subsidiaries was changed from the Australian dollar to the U.S. dollar and all remaining Australian denominated monetary balances will be remeasured prospectively through the Statements of Consolidated Operations.
In addition, as a result of the liquidation of substantially all of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Consolidated Financial Position totaling $228.1 million was reclassified and recognized as a gain in Income from discontinued operations, net of tax in the Statements of Consolidated Operations.
North American Coal Operations
As of March 31, 2015, management determined that our North American Coal operating segment met the criteria to be classified as held for sale under ASC Topic 205, Presentation of Financial Statements. The North American Coal segment continued to meet the criteria throughout 2015 until we sold our North American Coal operations during the fourth quarter of 2015. As such, all current and historical North American Coal operating segment results are classified as discontinued operations in our financial statements. Historical results also include our CLCC assets, which were sold during the fourth quarter of 2014.
We have recognized a tax benefit of $1.0 million for the year ended December 31, 2018 included in Income from discontinued operations, net of tax in the Statements of Consolidated Operations related to a loss on our North American Coal investments. There was no tax expense or benefit recognized for the years ended December 31, 2017 and 2016.
Canadian Operations
CCAA Proceedings
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
During March 2018, we entered into a restructuring term sheet that documented the proposed agreed to terms of a plan of compromise or arrangement with the Bloom Lake Group, the Wabush Group and the Monitor in the CCAA proceedings.  By order of the Québec Superior Court of Justice (Commercial Division) (the “Court”) dated April 20, 2018, the Bloom Lake Group and the Wabush Group were authorized to file a joint plan of compromise and arrangement dated April 16, 2018 (the “Original Plan”). Following discussions with various stakeholder groups, the Bloom Lake Group and the Wabush Group were authorized by the Court to amend the Original Plan and to file the amended and restated joint plan of compromise and arrangement dated May 16, 2018 (the “Amended Plan”).  The Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018. In addition, the Bloom Lake Group and the Wabush Group brought a motion before the Court on July 30, 2018 seeking to make further amendments to the Amended Plan to address the manner in which certain distributions under the Amended Plan would be effected. On July 31, 2018, the conditions precedent to the implementation of the Amended Plan were satisfied and the Amended Plan was implemented.
Under the terms of the Amended Plan, we and certain of our wholly-owned subsidiaries made a C$19.0 million cash contribution to the Wabush Group pension plans and agreed to contribute into the CCAA estate any remaining distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors.  The Original Plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The Amended Plan resolved those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.
Loss on Discontinued Operations
Our Canadian exit represented a strategic shift in our business. For this reason, our previously reported Eastern Canadian Iron Ore and Ferroalloys operating segment results for all periods prior to the respective deconsolidations, as well as costs to exit, are classified as discontinued operations.

The chart below provides a breakout of loss from deconsolidation:

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Investment impairment on deconsolidation[1]	$(67.5)	$3.0	$(17.5)
Guarantees and contingent liabilities	41.0	(24.3)	—
Total loss from deconsolidation	$(26.5)	$(21.3)	$(17.5)

[1] Includes the adjustments to fair value of our remaining interest in the Canadian Entities for the years ended December 31, 2018, 2017 and 2016, and a tax expense resulting from the implementation of the Amended Plan for the year ended December 31, 2018.

Investments in the Canadian Entities
From the date of deconsolidation until the Amended Plan was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court by order dated June 29, 2018 (the “Sanction Order”), we adjusted our investment in the Canadian Entities to zero with a corresponding charge to Income from discontinued operations, net of tax.
Amounts Receivable from the Canadian Entities
Prior to the deconsolidations, certain of our wholly-owned subsidiaries made loans to the Canadian Entities for the purpose of funding their operations and had accounts receivable generated in the ordinary course of business. The loans, corresponding interest and the accounts receivable were considered intercompany transactions and eliminated in our consolidated financial statements. Since the deconsolidations, the loans, associated interest and accounts receivable are considered related party transactions and have been recognized in our consolidated financial statements at their estimated fair value. As of December 31, 2017 we had $51.6 million classified as Loans to and accounts receivables from the Canadian Entities in the Statements of Consolidated Financial Position. Following the approval of the Amended Plan, we reversed our outstanding $51.6 million classified within Loans to and accounts receivables from the Canadian Entities with a corresponding charge to Income from discontinued operations, net of tax in the Statements of Consolidated Financial Position for the year ended December 31, 2018.
Income Tax Expense
We have recognized tax expense of $15.9 million for the year ended December 31, 2018, included in Income from discontinued operations, net of tax related to a gain on our Canadian investments. This expense is primarily the result of the current year receipt of CCAA estate distributions which were immediately contributed back into the CCAA estate as required by the Amended Plan. There was no tax expense or benefit recognized for the years ended December 31, 2017 and 2016.
Guarantees and Contingent Liabilities
Under the terms of the approved Amended Plan in 2018, we and certain of our wholly-owned subsidiaries made a C$19.0 million cash contribution included in Income from discontinued operations, net of tax to the Wabush Group pension plans.
During 2017, we became aware that it was probable the Monitor would assert a preference claim against the Company and/or certain of its affiliates. We estimated a liability of $55.6 million, which included the value of our related-party claims against the Bloom Lake Group and the Wabush Group, classified as Contingent claims in the Statements of Consolidated Financial Position as of December 31, 2017. Following the approval of the Amended Plan, we reversed our outstanding liability of $55.6 million with a corresponding credit to Income from discontinued operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2018.
During 2017, the Wabush Scully Mine was sold as part of the ongoing CCAA proceedings for the Wabush Group. We previously recorded liabilities of $37.2 million related to guarantees for certain environmental obligations of the Canadian Entities, classified as Other liabilities in the Statements of Consolidated Financial Position as of December 31, 2016. As part of this transaction, we were required to fund the buyer's financial assurance shortfall of $7.7 million in order to complete the conveyance of the environmental remediation obligations to the buyer, which released us from our guarantees and resulted in a net gain of $31.4 million included in Income from discontinued operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2017.

NOTE 14 - CAPITAL STOCK
Share Repurchase Program
On November 26, 2018, we announced that our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million. We are not obligated to make any purchase and the program may be suspended or discontinued at any time. During 2018, we repurchased 5.4 million common shares at a cost of approximately $47.5 million in aggregate, including commissions and fees, or an average price of approximately $8.78 per share. As of December 31, 2018, there was approximately $152.7 million remaining under the authorization. The share repurchase program is active until December 31, 2019.
Dividends
On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. As a result, we have recorded $15.0 million in Other current liabilities in the Statements of Consolidated Financial Position for the year ended December 31, 2018. Subsequent to year end on January 15, 2019, the cash dividend was paid to shareholders of record as of the close of business on January 4, 2019.
Common Share Public Offering
On February 9, 2017, we issued 63.25 million common shares in an underwritten public offering at a public offering price of $10.75 per common share. We received net proceeds of $661.3 million. The net proceeds from the issuance of our common shares and our issuance of $500 million aggregate principal amount of 2025 Senior Notes were used to redeem in full all of our outstanding 8.00% 2020 1.5 Lien Notes and 7.75% 2020 Second Lien Notes. The aggregate principal amount outstanding of debt redeemed was $648.6 million. Additionally, through tender offers, we purchased $422.2 million in aggregate principal amount of debt, excluding unamortized discounts and deferred charges, of our 5.90% 2020 Senior Notes, our4.80% 2020 Senior Notes and our 4.875% 2021 Senior Notes. In addition, we redeemed $35.6 million aggregate principal amount of the 8.25% 2020 First Lien Notes with the remaining net proceeds from our common share offering.
On August 10, 2016, we issued 44.4 million common shares in an underwritten public offering at a public offering price of $6.75 per common share. We received net proceeds of $287.4 million. The net proceeds from the issuance of our common shares were used to fully redeem our 3.95% 2018 Senior Notes.
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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss within Cliffs shareholders’ equity (deficit) and related tax effects allocated to each are shown below:

	(In Millions)
	Pre-tax Amount	Tax Benefit	After-tax Amount
As of December 31, 2018:
Postretirement benefit liability	$(408.1)	$127.0	$(281.1)
Unrealized net loss on derivative financial instruments	(3.5)	0.7	(2.8)
	$(411.6)	$127.7	$(283.9)
As of December 31, 2017:
Postretirement benefit liability	$(387.3)	$123.4	$(263.9)
Foreign currency translation adjustments	225.4	—	225.4
Unrealized net loss on derivative financial instruments	(0.5)	—	(0.5)
	$(162.4)	$123.4	$(39.0)
As of December 31, 2016:
Postretirement benefit liability	$(384.0)	$123.4	$(260.6)
Foreign currency translation adjustments	239.3	—	239.3
	$(144.7)	$123.4	$(21.3)

The following tables reflect the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity (deficit) for December 31, 2018, 2017 and 2016:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Loss on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income (loss) before reclassifications	(42.9)	2.7	(0.6)	(40.8)
Net loss (gain) reclassified from accumulated other comprehensive loss	25.7	(228.1)	(1.7)	(204.1)
Balance December 31, 2018	$(281.1)	$—	$(2.8)	$(283.9)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Foreign Currency Translation	Net Unrealized Loss on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2016	$(260.6)	$239.3	$—	$(21.3)
Other comprehensive loss before reclassifications	(29.8)	(13.9)	(0.5)	(44.2)
Net loss reclassified from accumulated other comprehensive loss	26.5	—	—	26.5
Balance December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Unrealized Net Gain (Loss) on Securities, net of tax	Unrealized Net Gain on Foreign Currency Translation	Net Unrealized Gain (Loss) on Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2015	$(241.4)	$0.1	$220.7	$2.6	$(18.0)
Other comprehensive income (loss) before reclassifications	(44.8)	(0.1)	18.4	(3.3)	(29.8)
Net loss reclassified from accumulated other comprehensive loss	25.6	—	0.2	0.7	26.5
Balance December 31, 2016	$(260.6)	$—	$239.3	$—	$(21.3)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income			Affected Line Item in the Statement of Consolidated Operations
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Amortization of pension and postretirement benefit liability:
Prior service costs[1]	$(0.8)	$(0.4)	$(1.5)	Other non-operating income
Net actuarial loss[1]	26.2	26.9	27.1	Other non-operating income
Curtailments[1]	0.3	—	—	Other non-operating income
	$25.7	$26.5	$25.6	Net of taxes

Changes in foreign currency translation:
Unrealized gain on dissolution of entity	$—	$—	$0.2	Other non-operating income
Gain on foreign currency translation[2]	(228.1)	—	—	Income from discontinued operations, net of tax
	$(228.1)	$—	$0.2	Net of taxes

Unrealized gain (loss) on derivative financial instruments:
Treasury lock	$—	$—	$1.2	Gain (loss) on extinguishment/restructuring of debt
Commodity contracts	(1.7)	—	—	Cost of goods sold and operating expenses
	(1.7)	—	1.2	Total before taxes
Income tax expense	—	—	(0.5)	Income tax benefit
	$(1.7)	$—	$0.7	Net of taxes

Total reclassifications for the period	$(204.1)	$26.5	$26.5

[1] These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
[2] Represents Australian accumulated currency translation adjustments due to the liquidation of substantially all of our Australian subsidiaries' net assets. See NOTE 13 - DISCONTINUED OPERATIONS for further information.

NOTE 16 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Capital additions[1]	$394.8	$156.0	$68.5
Less:
Non-cash accruals	93.6	(2.2)	(0.6)
Capital leases	7.6	6.5	—
Grants	(2.5)	—	—
Cash paid for capital expenditures including deposits	$296.1	$151.7	$69.1

[1] Includes capital additions related to discontinued operations of $0.1 million, $2.8 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash payments for interest and income taxes are as follows:

	(In Millions)
	2018	2017	2016
Taxes paid on income	$2.9	$1.7	$5.9
Income tax refunds	$(11.3)	$(7.8)	$(5.3)
Interest paid on debt obligations net of capitalized interest[1]	$105.7	$139.0	$184.0

[1] Capitalized interest was $6.5 million for the year ended December 31, 2018.
Non-Cash Financing Activities - Declared Dividends
On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividend of $15.0 million was paid on January 15, 2019 to shareholders of record as of the close of business on January 4, 2019.
NOTE 17 - RELATED PARTIES
One of our four operating mines, Hibbing, is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of Hibbing and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The following is a summary of the mine ownership of the co-owned iron ore mine at December 31, 2018:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
Product revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2018	2017	2016
Product revenues from related parties	$1,234.5	$806.7	$830.1
Total product revenues	$2,172.3	$1,644.6	$1,379.7
Related party product revenue as a percent of total product revenue	56.8%	49.1%	60.2%

The following table presents the classification of related party assets and liabilities in the Statements of Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	December 31, 2018	December 31, 2017
Accounts receivable, net	$176.0	$68.1
Derivative assets	89.3	37.9
Partnership distribution payable	(43.5)	(44.2)
Other current liabilities	(1.8)	(12.3)
Other liabilities	—	(41.4)
	$220.0	$8.1
During 2017, our ownership interest in Empire increased to 100% when we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement, the second of which was paid in August 2018, and the final of which is due in August 2019. The remaining installment is reflected in Partnership distribution payable in the Statements of Consolidated Financial Position as of December 31, 2018.
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.

NOTE 18 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2018	2017	2016
Income from continuing operations	$1,039.9	$360.6	$122.6
Loss (income) from continuing operations attributable to noncontrolling interest	—	3.9	(25.2)
Net income from continuing operations attributable to Cliffs shareholders	$1,039.9	$364.5	$97.4
Income from discontinued operations, net of tax	88.2	2.5	76.7
Net income attributable to Cliffs shareholders	$1,128.1	$367.0	$174.1
Weighted average number of shares:
Basic	297.2	288.4	197.7
$316.25 million 1.50% 2025 Convertible Senior Notes	3.4	—	—
Employee stock plans	3.5	4.6	2.4
Diluted	304.1	293.0	200.1
Earnings per common share attributable to Cliffs common shareholders - basic:
Continuing operations	$3.50	$1.27	$0.49
Discontinued operations	0.30	0.01	0.39
	$3.80	$1.28	$0.88
Earnings per common share attributable to Cliffs common shareholders - diluted:
Continuing operations	$3.42	$1.25	$0.49
Discontinued operations	0.29	0.01	0.38
	$3.71	$1.26	$0.87
The dilutive impact of 2025 Convertible Notes that were issued in December 2017 is calculated based on the treasury-stock method with the number of dilutive shares being calculated based on the difference in the average share price and the conversion price. There was no dilution during 2017 related to the common share equivalents for the 2025 Convertible Notes as our common shares average price did not rise in value above the conversion price.

NOTE 19 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio. We expect to spend approximately $830 million on the HBI production plant, exclusive of construction-related contingencies and capitalized interest through 2020. Through December 31, 2018, we have entered into contracts and purchase orders for approximately $580 million of the total capital investment for the HBI production plant, of which a total of approximately $180 million has been expended project-to-date, including deposits. Of the remaining committed capital, expenditures of approximately $425 million and $225 million are expected to be made during 2019 and 2020, respectively.
Contingencies
We are currently the subject of, or party to, various claims and legal proceedings incidental to our operations. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. These claims and legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material impact on the financial position and results of operations for the period in which the ruling occurs or future periods. However, we do not believe that any pending claims or legal proceedings will have a material effect on our financial position, results of operations or cash flows.
We previously recorded a liability in the Statements of Consolidated Financial Position related to the CCAA proceedings, in which a settlement was reached during the period ended June 30, 2018. Refer to NOTE 13 - DISCONTINUED OPERATIONS for information on the CCAA proceedings.
Environmental Matters
We had environmental liabilities of $2.5 million and $2.9 million at December 31, 2018 and 2017, respectively, including obligations for known environmental remediation exposures at active and closed mining operations and other sites. These amounts have been recognized based on the estimated cost of investigation and remediation at each site, and include site studies, design and implementation of remediation plans, legal and consulting fees, and post-remediation monitoring and related activities. Future expenditures are not discounted unless the amount and timing of the cash disbursements are readily known. Potential insurance recoveries have not been reflected. Additional environmental obligations could be incurred, the extent of which cannot be assessed. The amount of our ultimate liability with respect to these matters may be affected by several uncertainties, primarily the ultimate cost of required remediation and the extent to which other responsible parties contribute. Refer to NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS for further information.
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Refer to NOTE 10 - INCOME TAXES for further information.
NOTE 20 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial statement issuance.

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The sum of quarterly EPS may not equal EPS for the year due to discrete quarterly calculations.

	(In Millions, Except Per Share Amounts)[1]
	2018
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$180.0	$714.3	$741.8	$696.3	$2,332.4
Sales margin	61.5	284.5	261.6	202.0	809.6
Net income (loss) from continuing operations attributable to Cliffs shareholders	(13.4)	229.4	199.8	624.1	1,039.9
Income (loss) from discontinued operations, net of tax	(70.9)	(64.3)	238.0	(14.6)	88.2
Net income (loss) attributable to Cliffs common shareholders	$(84.3)	$165.1	$437.8	$609.5	$1,128.1
Earnings (loss) per common share attributable to Cliffs common shareholders - basic:
Continuing operations	$(0.05)	$0.77	$0.67	$2.11	$3.50
Discontinued operations	(0.24)	(0.22)	0.80	(0.05)	0.30
	$(0.29)	$0.55	$1.47	$2.06	$3.80
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted:
Continuing operations	$(0.05)	$0.76	$0.64	$2.03	$3.42
Discontinued operations	(0.24)	(0.21)	0.77	(0.05)	0.29
	$(0.29)	$0.55	$1.41	$1.98	$3.71

1 On January 1, 2018, we adopted Topic 606 and applied it to all contracts that were not completed using the modified retrospective method. The comparative period information has not been retrospectively revised and continues to be reported under the accounting standards in effect for those periods. Refer to NOTE 2 - NEW ACCOUNTING STANDARDS for information regarding the adoption of Topic 606.

The diluted earnings per share calculation for the first quarter of 2018 excludes equity plan awards of 3.8 million that were anti-dilutive.

	(In Millions, Except Per Share Amounts)
	2017
	Quarters
	First	Second	Third	Fourth	Year
Revenues from product sales and services	$286.2	$471.3	$596.7	$511.8	$1,866.0
Sales margin	49.0	144.7	157.8	116.1	467.6
Income (loss) from continuing operations	$(78.5)	$83.8	$22.3	$333.0	$360.6
Loss (income) from continuing operations attributable to noncontrolling interest	1.7	1.7	0.5	—	3.9
Net income (loss) from continuing operations attributable to Cliffs shareholders	$(76.8)	$85.5	$22.8	$333.0	$364.5
Income (loss) from discontinued operations, net of tax	48.7	(53.7)	30.6	(23.1)	2.5
Net income (loss) attributable to Cliffs common shareholders	$(28.1)	$31.8	$53.4	$309.9	$367.0
Earnings (loss) per common share attributable to Cliffs common shareholders - basic:
Continuing operations	$(0.29)	$0.28	$0.08	$1.12	$1.27
Discontinued operations	0.18	(0.18)	0.10	(0.08)	0.01
	$(0.11)	$0.10	$0.18	$1.04	$1.28
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted:
Continuing operations	$(0.29)	$0.28	$0.08	$1.11	$1.25
Discontinued operations	0.18	(0.18)	0.10	(0.08)	0.01
	$(0.11)	$0.10	$0.18	$1.03	$1.26
The diluted earnings per share calculation for the first quarter of 2017 excludes equity plan awards of 4.6 million that were anti-dilutive.

NOTE 22 - SUPPLEMENTARY GUARANTOR INFORMATION
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Certain of our subsidiaries have guaranteed the obligations under the $1.075 billion 5.75% 2025 Senior Notes issued by Cleveland-Cliffs Inc. See NOTE 6 - DEBT AND CREDIT FACILITIES for further information.
The following presents the condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and Subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of December 31, 2018. The condensed consolidating financial information is presented as if the Guarantor structure at December 31, 2018 existed for all years presented. As a result, the Guarantor subsidiaries within the condensed consolidating financial information as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 include results of subsidiaries that were previously less than wholly-owned and were historically non-guarantors until 100% ownership was obtained.
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

Condensed Consolidating Statement of Financial Position
As of December 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$819.8	$0.7	$2.7	$—	$823.2
Accounts receivable, net	9.2	221.3	0.3	(4.1)	226.7
Inventories	—	87.9	—	—	87.9
Supplies and other inventories	—	93.2	—	—	93.2
Derivative assets	0.1	91.4	—	—	91.5
Income tax receivable, current	117.3	—	—	—	117.3
Current assets of discontinued operations	—	—	12.4	—	12.4
Other current assets	10.0	16.9	0.5	—	27.4
TOTAL CURRENT ASSETS	956.4	511.4	15.9	(4.1)	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	13.3	1,221.9	50.8	—	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	—	68.4	14.6	—	83.0
Income tax receivable, non-current	117.2	4.1	—	—	121.3
Deferred income taxes	463.6	—	1.2	—	464.8
Investment in subsidiaries	1,262.3	50.8	—	(1,313.1)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	8.0	85.4	1.5	—	94.9
TOTAL OTHER ASSETS	1,851.1	208.7	138.6	(1,434.4)	764.0
TOTAL ASSETS	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5.3	$181.4	$4.2	$(4.1)	$186.8
Accrued employment costs	28.5	45.4	0.1	—	74.0
State and local taxes payable	—	35.4	0.1	—	35.5
Accrued interest	38.4	—	—	—	38.4
Partnership distribution payable	—	43.5	—	—	43.5
Current liabilities of discontinued operations	—	—	6.7	—	6.7
Other current liabilities	30.6	51.3	1.4	—	83.3
TOTAL CURRENT LIABILITIES	102.8	357.0	12.5	(4.1)	468.2
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	58.3	390.5	(230.4)	—	218.4
Other postretirement benefits	6.0	23.9	0.4	—	30.3
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	64.3	414.4	(230.0)	—	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	152.1	19.9	—	172.0
LONG-TERM DEBT	2,092.9	—	—	—	2,092.9
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	8.3	—	8.3
OTHER LIABILITIES	15.3	99.5	0.5	—	115.3
TOTAL LIABILITIES	2,396.6	1,023.0	(188.8)	(125.4)	3,105.4
COMMITMENTS AND CONTINGENCIES
EQUITY
TOTAL EQUITY	424.2	919.0	394.1	(1,313.1)	424.2
TOTAL LIABILITIES AND EQUITY	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6

Condensed Consolidating Statement of Financial Position
As of December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$948.9	$2.1	$27.3	$—	$978.3
Accounts receivable, net	4.5	102.9	—	(0.7)	106.7
Inventories	—	138.4	—	—	138.4
Supplies and other inventories	—	88.8	—	—	88.8
Derivative assets	—	37.9	—	—	37.9
Income tax receivable, current	11.4	1.9	—	—	13.3
Loans to and accounts receivables from the Canadian Entities	44.7	6.9	—	—	51.6
Current assets of discontinued operations	—	—	118.5	—	118.5
Other current assets	5.0	5.6	0.5	—	11.1
TOTAL CURRENT ASSETS	1,014.5	384.5	146.3	(0.7)	1,544.6
PROPERTY, PLANT AND EQUIPMENT, NET	17.5	965.5	50.8	—	1,033.8
OTHER ASSETS
Deposits for property, plant and equipment	—	8.2	9.6	—	17.8
Income tax receivable, non-current	235.3	—	—	—	235.3
Investment in subsidiaries	1,024.3	29.9	—	(1,054.2)	—
Long-term intercompany notes	—	—	242.0	(242.0)	—
Non-current assets of discontinued operations	—	—	20.3	—	20.3
Other non-current assets	7.8	91.8	2.0	—	101.6
TOTAL OTHER ASSETS	1,267.4	129.9	273.9	(1,296.2)	375.0
TOTAL ASSETS	$2,299.4	$1,479.9	$471.0	$(1,296.9)	$2,953.4
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7.1	$92.3	$0.8	$(0.7)	$99.5
Accrued employment costs	13.7	38.9	0.1	—	52.7
State and local taxes payable	—	30.0	0.2	—	30.2
Accrued interest	31.4	—	—	—	31.4
Contingent claims	55.6	—	—	—	55.6
Partnership distribution payable	—	44.2	—	—	44.2
Current liabilities of discontinued operations	—	—	75.0	—	75.0
Other current liabilities	7.4	54.5	1.7	—	63.6
TOTAL CURRENT LIABILITIES	115.2	259.9	77.8	(0.7)	452.2
POSTEMPLOYMENT BENEFIT LIABILITIES
Pensions	59.2	403.6	(240.0)	—	222.8
Other postretirement benefits	7.2	27.0	0.7	—	34.9
TOTAL POSTEMPLOYMENT BENEFIT LIABILITIES	66.4	430.6	(239.3)	—	257.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	140.6	27.1	—	167.7
LONG-TERM DEBT	2,304.2	—	—	—	2,304.2
LONG-TERM INTERCOMPANY NOTES	242.0	—	—	(242.0)	—
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	52.2	—	52.2
OTHER LIABILITIES	15.7	147.2	0.6	—	163.5
TOTAL LIABILITIES	2,743.5	978.3	(81.6)	(242.7)	3,397.5
COMMITMENTS AND CONTINGENCIES
EQUITY
TOTAL CLIFFS SHAREHOLDERS' EQUITY (DEFICIT)	(444.1)	501.6	552.4	(1,054.2)	(444.3)
NONCONTROLLING INTEREST	—	—	0.2	—	0.2
TOTAL DEFICIT	(444.1)	501.6	552.6	(1,054.2)	(444.1)
TOTAL LIABILITIES AND DEFICIT	$2,299.4	$1,479.9	$471.0	$(1,296.9)	$2,953.4

Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$2,172.3	$—	$—	$2,172.3
Freight and venture partners' cost reimbursements	—	160.1	—	—	160.1
	—	2,332.4	—	—	2,332.4
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,522.8)	—	—	(1,522.8)
SALES MARGIN	—	809.6	—	—	809.6
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(86.1)	(30.4)	(0.3)	—	(116.8)
Miscellaneous - net	(0.3)	(23.6)	4.3	—	(19.6)
	(86.4)	(54.0)	4.0	—	(136.4)
OPERATING INCOME (LOSS)	(86.4)	755.6	4.0	—	673.2
OTHER INCOME (EXPENSE)
Interest expense, net	(117.6)	(2.1)	0.8	—	(118.9)
Loss on extinguishment of debt	(6.8)	—	—	—	(6.8)
Other non-operating income (loss)	(3.5)	0.9	19.8	—	17.2
	(127.9)	(1.2)	20.6	—	(108.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(214.3)	754.4	24.6	—	564.7
INCOME TAX BENEFIT	474.7	—	0.5	—	475.2
EQUITY IN INCOME OF SUBSIDIARIES	858.2	25.5	—	(883.7)	—
INCOME FROM CONTINUING OPERATIONS	1,118.6	779.9	25.1	(883.7)	1,039.9
INCOME FROM DISCONTINUED OPERATIONS, net of tax	9.5	12.3	66.4	—	88.2
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$1,128.1	$792.2	$91.5	$(883.7)	$1,128.1
OTHER COMPREHENSIVE LOSS	(244.9)	(24.1)	(256.7)	280.8	(244.9)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$883.2	$768.1	$(165.2)	$(602.9)	$883.2

Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,644.6	$—	$—	$1,644.6
Freight and venture partners' cost reimbursements	—	221.4	—	—	221.4
	—	1,866.0	—	—	1,866.0
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,398.4)	—	—	(1,398.4)
SALES MARGIN	—	467.6	—	—	467.6
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(77.2)	(19.9)	(5.8)	—	(102.9)
Miscellaneous - net	(2.3)	11.0	16.8	—	25.5
	(79.5)	(8.9)	11.0	—	(77.4)
OPERATING INCOME (LOSS)	(79.5)	458.7	11.0	—	390.2
OTHER INCOME (EXPENSE)
Interest expense, net	(126.8)	(1.0)	1.0	—	(126.8)
Loss on extinguishment of debt	(165.4)	—	—	—	(165.4)
Other non-operating income (expense)	(4.0)	(3.0)	17.2	—	10.2
	(296.2)	(4.0)	18.2	—	(282.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(375.7)	454.7	29.2	—	108.2
INCOME TAX BENEFIT (EXPENSE)	251.4	1.3	(0.3)	—	252.4
EQUITY IN INCOME OF SUBSIDIARIES	512.6	11.8	—	(524.4)	—
INCOME FROM CONTINUING OPERATIONS	388.3	467.8	28.9	(524.4)	360.6
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(21.3)	1.7	22.1	—	2.5
NET INCOME	367.0	469.5	51.0	(524.4)	363.1
INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	3.9	—	—	3.9
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$367.0	$473.4	$51.0	$(524.4)	$367.0
OTHER COMPREHENSIVE INCOME (LOSS)	(4.0)	12.9	(4.8)	(8.1)	(4.0)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$363.0	$486.3	$46.2	$(532.5)	$363.0

Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2016
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,379.7	$—	$—	$1,379.7
Freight and venture partners' cost reimbursements	—	174.8	—	—	174.8
	—	1,554.5	—	—	1,554.5
COST OF GOODS SOLD AND OPERATING EXPENSES	—	(1,274.4)	—	—	(1,274.4)
SALES MARGIN	—	280.1	—	—	280.1
OTHER OPERATING INCOME (EXPENSE)
Selling, general and administrative expenses	(94.3)	(18.0)	(3.5)	—	(115.8)
Miscellaneous - net	(5.6)	(12.4)	(15.6)	—	(33.6)
	(99.9)	(30.4)	(19.1)	—	(149.4)
OPERATING INCOME (LOSS)	(99.9)	249.7	(19.1)	—	130.7
OTHER INCOME (EXPENSE)
Interest expense, net	(194.5)	0.1	0.5	—	(193.9)
Gain on extinguishment/restructuring of debt	166.3	—	—	—	166.3
Other non-operating income (expense)	(4.1)	(5.0)	16.4	—	7.3
	(32.3)	(4.9)	16.9	—	(20.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(132.2)	244.8	(2.2)	—	110.4
INCOME TAX BENEFIT	4.3	3.0	4.9	—	12.2
EQUITY IN INCOME OF SUBSIDIARIES	319.1	13.7	—	(332.8)	—
INCOME FROM CONTINUING OPERATIONS	191.2	261.5	2.7	(332.8)	122.6
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(17.1)	2.6	91.2	—	76.7
NET INCOME (LOSS)	174.1	264.1	93.9	(332.8)	199.3
INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(25.2)	—	—	(25.2)
NET INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$174.1	$238.9	$93.9	$(332.8)	$174.1
OTHER COMPREHENSIVE INCOME (LOSS)	(3.3)	(20.7)	15.4	5.3	(3.3)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO CLIFFS SHAREHOLDERS	$170.8	$218.2	$109.3	$(327.5)	$170.8

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(120.7)	$741.0	$(141.8)	$—	$478.5
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.2)	(207.3)	(0.1)	—	(208.6)
Deposits for property, plant and equipment	—	(82.3)	(5.2)	—	(87.5)
Intercompany investing	399.1	(7.1)	120.7	(512.7)	—
Other investing activities	—	3.1	19.9	—	23.0
Net cash provided (used) in investing activities	397.9	(293.6)	135.3	(512.7)	(273.1)
FINANCING ACTIVITIES
Repurchase of common shares	(47.5)	—	—	—	(47.5)
Debt issuance costs	(1.5)	—	—	—	(1.5)
Repurchase of debt	(234.5)	—	—	—	(234.5)
Distributions of partnership equity	—	(44.2)	—	—	(44.2)
Intercompany financing	(120.7)	(402.4)	10.4	512.7	—
Other financing activities	(2.1)	(2.2)	(43.2)	—	(47.5)
Net cash used by financing activities	(406.3)	(448.8)	(32.8)	512.7	(375.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2.3)	—	(2.3)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(129.1)	(1.4)	(41.6)	—	(172.1)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	(17.0)	—	(17.0)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(129.1)	(1.4)	(24.6)	—	(155.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	948.9	2.1	27.3	—	978.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$819.8	$0.7	$2.7	$—	$823.2

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(166.8)	$430.0	$74.9	$—	$338.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3.4)	(79.8)	(51.7)	—	(134.9)
Deposits for property, plant and equipment	—	(11.7)	(5.1)	—	(16.8)
Intercompany investing	225.7	(7.3)	(45.1)	(173.3)	—
Other investing activities	(7.7)	3.4	—	—	(4.3)
Net cash provided (used) by investing activities	214.6	(95.4)	(101.9)	(173.3)	(156.0)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	661.3	—	—	—	661.3
Proceeds from issuance of debt	1,771.5	—	—	—	1,771.5
Debt issuance costs	(28.6)	—	—	—	(28.6)
Repurchase of debt	(1,720.7)	—	—	—	(1,720.7)
Acquisition of noncontrolling interest	(105.0)	—	—	—	(105.0)
Distributions of partnership equity	—	(52.9)	—	—	(52.9)
Intercompany financing	45.0	(277.6)	59.3	173.3	—
Other financing activities	(5.8)	(4.5)	(16.4)	—	(26.7)
Net cash provided (used) by financing activities	617.7	(335.0)	42.9	173.3	498.9
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	3.3	—	3.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	665.5	(0.4)	19.2	—	684.3
LESS: INCREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	18.8	—	18.8
NET INCREASE IN CASH AND CASH EQUIVALENTS	665.5	(0.4)	0.4	—	665.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283.4	2.5	26.9	—	312.8
CASH AND CASH EQUIVALENTS AT END OF YEAR	$948.9	$2.1	$27.3	$—	$978.3

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(275.7)	$462.9	$115.8	$—	$303.0
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6.2)	(55.1)	(0.4)	—	(61.7)
Deposits for property, plant and equipment	—	(4.9)	(2.5)	—	(7.4)
Intercompany investments	356.6	(3.3)	(117.0)	(236.3)	—
Other investing activities	0.4	10.8	—	—	11.2
Net cash provided (used) by investing activities	350.8	(52.5)	(119.9)	(236.3)	(57.9)
FINANCING ACTIVITIES
Net proceeds from issuance of common shares	287.4	—	—	—	287.4
Debt issuance costs	(5.2)	—	—	—	(5.2)
Borrowings under credit facilities	105.0	—	—	—	105.0
Repayments on credit facilities	(105.0)	—	—	—	(105.0)
Repayments on equipment loans	(95.6)	—	—	—	(95.6)
Repurchase of debt	(305.4)	—	—	—	(305.4)
Distributions of partnership equity	—	(59.9)	—	—	(59.9)
Intercompany financing	117.0	(339.9)	(13.4)	236.3	—
Other financing activities	(0.6)	(9.9)	(17.2)	—	(27.7)
Net cash used by financing activities	(2.4)	(409.7)	(30.6)	236.3	(206.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(0.5)	—	(0.5)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	72.7	0.7	(35.2)	—	38.2
LESS: DECREASE IN CASH AND CASH EQUIVALENTS CLASSIFIED WITHIN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	—	(35.3)	—	(35.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	72.7	0.7	0.1	—	73.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	210.7	1.8	26.8	—	239.3
CASH AND CASH EQUIVALENTS AT END OF YEAR	$283.4	$2.5	$26.9	$—	$312.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
Opinion on the Financial Statements
We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related statements of consolidated operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2018, and the related notes and the financial schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company changed its method of accounting for revenue by adopting FASB ASC 606, Revenue from Contracts with Customers, on a modified retrospective basis.
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
February 8, 2019
We have served as the Company's auditor since 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 8, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change to its method of accounting for revenue by adopting FASB ASC 606, Revenue from Contracts with Customers.
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
February 8, 2019

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2018 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 8, 2019
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
The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2019 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Board Meetings and Committees - Audit Committee", "Code of Business Conduct and Ethics", "Independence and Related Party Transactions", "Information Concerning Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Executive Officers of the Registrant”, which information is incorporated herein by reference and made a part hereof.

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
(a)(1) and (2) - List of Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Cleveland-Cliffs Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2018 and 2017
•Statements of Consolidated Operations - Years ended December 31, 2018, 2017 and 2016
•Statements of Consolidated Comprehensive Income (Loss) - Years ended December 31, 2018, 2017 and 2016
•Statements of Consolidated Cash Flows - Years ended December 31, 2018, 2017 and 2016
•Statements of Consolidated Changes in Equity - Years ended December 31, 2018, 2017 and 2016
•Notes to Consolidated Financial Statements
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
3.1
Third Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of the State of Ohio on May 13, 2013 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on May 13, 2013 and incorporated herein by reference)

3.2
Certificate of Amendment to Third Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of the State of Ohio on April 26, 2017 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference)

3.3
Certificate of Amendment to Third Amended Articles of Incorporation of Cliffs, as amended, as filed with the Secretary of State of the State of Ohio on August 15, 2017 (filed as Exhibit 3.1 to Cliffs’ Form 8-K on August 17, 2017 and incorporated herein by reference)

3.4	Regulations of Cliffs (filed as Exhibit 3.2 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Instruments defining rights of security holders, including indentures
4.1
Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 17, 2010 (filed as Exhibit 4.3 to Cliffs’ Registration Statement on Form S-3 No. 333-186617 on February 12, 2013 and incorporated herein by reference)

4.2
Form of 6.25% Notes due 2040 Third Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated September 20, 2010, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.3
Form of 4.875% Notes due 2021 Fourth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 23, 2011, including Form of 4.875% Notes due 2021 (filed as Exhibit 4.1 to Cliffs’ Form 8-K on March 23, 2011 and incorporated herein by reference)

4.4
Fifth Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated March 31, 2011 (filed as Exhibit 4(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.5
Seventh Supplemental Indenture between Cliffs Natural Resources Inc. and U.S. Bank National Association, as trustee, dated May 7, 2013 (as filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference)

4.6
Eighth Supplemental Indenture, dated as of December 19, 2017, by and between Cleveland-Cliffs Inc. and U.S. Bank National Association, as trustee, including Form of 1.50% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K on December 19, 2017 and incorporated herein by reference)

4.7
Indenture, dated as of February 27, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.1 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.8
First Supplemental Indenture, dated as of August 7, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K filed on August 7, 2017 and incorporated herein by reference)

4.9
Second Supplemental Indenture, dated as of September 29, 2017, among Cliffs Empire II Inc. and Empire Iron Mining Partnership, as additional guarantors, Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to Cliffs’ Form 10-K for period ended December 31, 2017 and incorporated herein by reference)

4.10
Third Supplemental Indenture, dated as of October 27, 2017, among Cliffs TIOP II, LLC, Marquette Range Coal Service Company and Tilden Mining Company L.C., as additional guarantors thereto, Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.12 to Cliffs’ Form 10-K for period ended December 31, 2017 and incorporated herein by reference)

4.11
Indenture, dated as of December 19, 2017, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 4.875% Senior Secured Notes due 2024 (filed as Exhibit 4.1 to Cliffs' Form 8-K filed on December 19, 2017 and incorporated herein by reference)

4.12
Registration Rights Agreement, dated as of February 27, 2017, by and among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference)

4.13
Joinder to Registration Rights Agreement, dated as of August 7, 2017, by and among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (filed as Exhibit 4.3 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)

4.14	Form of Common Share Certificate (filed as Exhibit 4.4 to Cliffs’ Form 10-Q for the period ended September 30, 2017 and incorporated herein by reference)
Material contracts
10.1
Amended and Restated Syndicated Facility Agreement, by and among Bank of America, N.A., as Administrative Agent and Australian Security Trustee, the Lenders that are Parties hereto, as the Lenders, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent Party hereto, as Borrowers, dated as of February 28, 2018 (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)

10.2	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.4 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)
10.3	* Form of 2016 Change in Control Severance Agreement (filed as Exhibit 10.1 to Cliffs’ 10-Q for the period ended September 30, 2016 and incorporated herein by reference)
10.4
* Cleveland-Cliffs Inc. 2012 Non-Qualified Deferred Compensation Plan (effective January 1, 2012) dated November 8, 2011 (filed as Exhibit 10.1 to Cliffs’ Form 8-K on November 8, 2011 and incorporated herein by reference)

10.5	* Form of Indemnification Agreement between Cleveland-Cliffs Inc. and Directors (filed as Exhibit 10.5 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
10.6	* Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 2, 2016 and incorporated herein by reference)

10.7	*Form of Restricted Shares Agreement for Nonemployee Directors (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference)
10.8	*Form of Deferred Shares Agreement for Nonemployee Directors (filed Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference)
10.9
* Trust Agreement No. 1 (Amended and Restated effective June 1, 1997), dated June 12, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan, Severance Pay Plan for Key Employees and certain executive agreements (filed as Exhibit 10.10 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.10
* Trust Agreement No. 1 Amendments to Exhibits, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.11 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.11
* First Amendment to Trust Agreement No. 1, effective September 10, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, as Trustee (filed as Exhibit 10.12 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.12
* Second Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(y) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.13
* Third Amendment to Trust Agreement No. 1 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.15 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.14
* Amended and Restated Trust Agreement No. 2, effective as of October 15, 2002, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to Executive Agreements and Indemnification Agreements with the Company’s Directors and certain Officers, the Company’s Severance Pay Plan for Key Employees, and the Retention Plan for Salaried Employees (filed as Exhibit 10.14 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.15
* Second Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(aa) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.16
* Third Amendment to Amended and Restated Trust Agreement No. 2 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.18 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.17
* Trust Agreement No. 7, dated as of April 9, 1991, by and between Cliffs Natural Resources Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Supplemental Retirement Benefit Plan (filed as Exhibit 10.23 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.18
* First Amendment to Trust Agreement No. 7, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, dated as of March 9, 1992 (filed as Exhibit 10.24 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.19
* Second Amendment to Trust Agreement No. 7, dated November 18, 1994, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.25 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.20
* Third Amendment to Trust Agreement No. 7, dated May 23, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.26 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.21
* Fourth Amendment to Trust Agreement No. 7, dated July 15, 1997, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.27 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.22
* Amendment to Exhibits to Trust Agreement No. 7, effective as of January 1, 2000, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee (filed as Exhibit 10.28 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.23
* Sixth Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(oo) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.24
* Seventh Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.25
* Trust Agreement No. 10, dated as of November 20, 1996, by and between Cleveland-Cliffs Inc and KeyBank National Association, Trustee, with respect to the Cleveland-Cliffs Inc Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.36 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.26
*First Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of December 31, 2008 (filed as Exhibit 10(ww) to Cliffs’ Form 10-K for the period ended February 26, 2009 and incorporated herein by reference)

10.27
* Second Amendment to Trust Agreement No. 10 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.45 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.28
*Severance Agreement and Release, by and between P. Kelly Tompkins and Cleveland-Cliffs Inc., effective December 31, 2017 (filed as Exhibit 10.36 to Cliffs' Form 10-K for period ended December 31, 2017 and incorporated herein by reference)

10.29
* Letter Agreement, by and between Lourenco Goncalves and Cliffs Natural Resources Inc., signed as of September 11, 2014 (filed as Exhibit 10.1 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.30
* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)

10.31
* Cliffs Natural Resources Inc. 2017 Executive Management Performance Incentive Plan effective January 1, 2017 (filed as Exhibit 10.2 to Cliffs' Form 8-K on April 27, 2017 and incorporated herein by reference)

10.32	* Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on August 4, 2014 and incorporated herein by reference)
10.33
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Performance Unit Award Memorandum (2014 Grant) and Performance Unit Award Agreement (filed as Exhibit 10.3 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)

10.34
* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum (3-Year Vesting – January 2015 Grant) and Stock Option Award Agreement (filed as Exhibit 10.69 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.35	* Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 21, 2015 and incorporated herein by reference)
10.36
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting December 31, 2018) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.37
* Form of Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) (Vesting December 31, 2018) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.38
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
10.41
* Form of Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Performance Share Award Memorandum and Performance Share Award Agreement (filed as Exhibit 10.4 to Cliffs’ Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference)

10.42
* Form of Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.5 to Cliffs’ Form 10-Q for the period ended June 30, 2017 and incorporated herein by reference)

10.43
* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum (Vesting December 31, 2020) and Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)

10.44
* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Performance Share Award Memorandum and Performance Share Award Agreement (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)

10.45
* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) (Vesting December 31, 2020) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.4 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)

10.46
* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.47	* Cliffs Natural Resources Inc. 2015 Employee Stock Purchase Plan (filed as Exhibit 4.4 to Cliffs’ Registration Statement on Form S-8 on August 20, 2015 and incorporated herein by reference)
10.48
** Pellet Sale and Purchase Agreement, effective as of October 31, 2016, by and among Cliffs Natural Resources Inc., The Cleveland-Cliffs Iron Company and Cliffs Mining Company and ArcelorMittal USA LLC (filed as Exhibit 10.72 to Cliffs’ Registration Statement on Form S-1/A No. 333-212054 on August 4, 2016 and incorporated herein by reference)

10.49
** Amended and Restated Pellet Sale and Purchase Agreement, effective as of December 31, 2015, by and among The Cleveland-Cliffs Iron Company, Cliffs Mining Company and AK Steel Corporation (filed as Exhibit 10.59 to Cliffs’ Form 10-K/A for the period ended December 31, 2017 and incorporated herein by reference)

10.50	** Pellet Sale and Purchase Agreement, effective as of January 1, 2014, by and among Cliffs Mining Company (f/k/a Cliffs Sales Company) and AK Steel Corporation (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 8, 2019 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan as of February 8, 2019 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of February 8, 2019 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Timothy K. Flanagan, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of February 8, 2019 (filed herewith)

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

CLEVELAND-CLIFFS INC.

		By:	/s/ R. C. Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller &
Date:	February 8, 2019			Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. L. Goncalves	Chairman, President and	February 8, 2019
C. L. Goncalves	Chief Executive Officer
(Principal Executive Officer)
/s/ T. K. Flanagan	Executive Vice President,	February 8, 2019
T. K. Flanagan	Chief Financial Officer
(Principal Financial Officer)
/s/ R. C. Cebula	Vice President, Corporate Controller &	February 8, 2019
R. C. Cebula	Chief Accounting Officer
(Principal Accounting Officer)
*	Director	February 8, 2019
J. T. Baldwin
*	Director	February 8, 2019
R. P. Fisher, Jr.
*	Director	February 8, 2019
S. M. Green
	Director	N/A
M. A. Harlan
	Director	N/A
J. L. Miller
*	Director	February 8, 2019
J. A. Rutkowski, Jr.
*	Director	February 8, 2019
E. M. Rychel
*	Director	February 8, 2019
M. D. Siegal
*	Director	February 8, 2019
G. Stoliar
*	Director	February 8, 2019
D. C. Taylor
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ T. K. Flanagan
(T. K. Flanagan, as Attorney-in-Fact)