Form 10-Q
period 2019-03-31
CLEVELAND-CLIFFS INC.
filed 2019-04-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
YES  ☐                                         NO  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 282,845,060 as of April 24, 2019.

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
EBITDA excluding certain items such as extinguishment/restructuring of debt, impacts of discontinued operations, foreign currency exchange remeasurement, impairment of other long-lived assets, severance and intersegment corporate allocations of SG&A costs

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as many other subsidiaries)
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Credit Expected Credit Losses model
Compensation Committee	Compensation and Organization Committee of the Board of Directors
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Hot-rolled coil steel price	Estimated average annual daily market price for hot-rolled coil steel
Long ton	2,240 pounds
LTVSMC	LTV Steel Mining Company
Metric ton	2,205 pounds
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Monitor	FTI Consulting Canada Inc.
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines CFR North China
PPI	Producer Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Tilden	Tilden Mining Company L.C.
Topic 606	ASC Topic 606, Revenue from Contracts with Customers
Topic 815	ASC Topic 815, Derivatives and Hedging
TSR	Total shareholder return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S Steel Corporation and all subsidiaries

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$430.2	$823.2
Accounts receivable, net	20.1	226.7
Inventories	312.7	87.9
Supplies and other inventories	97.3	93.2
Derivative assets	107.4	91.5
Income tax receivable, current	117.3	117.3
Other current assets	41.0	39.8
TOTAL CURRENT ASSETS	1,126.0	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,410.3	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	68.3	83.0
Income tax receivable, non-current	121.3	121.3
Deferred income taxes	466.6	464.8
Other non-current assets	113.8	94.9
TOTAL OTHER ASSETS	770.0	764.0
TOTAL ASSETS	$3,306.3	$3,529.6
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	March 31, 2019	December 31, 2018
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$171.7	$186.8
Accrued employment costs	42.1	74.0
Accrued interest	23.0	38.4
Partnership distribution payable	43.8	43.5
Other current liabilities	113.4	125.5
TOTAL CURRENT LIABILITIES	394.0	468.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	244.2	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	174.4	172.0
LONG-TERM DEBT	2,087.0	2,092.9
OTHER LIABILITIES	145.0	123.6
TOTAL LIABILITIES	3,044.6	3,105.4
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 20)
EQUITY
SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2018 - 600,000,000 shares);
Issued - 301,886,794 shares (2018 - 301,886,794 shares);
Outstanding - 282,839,140 shares (2018 - 292,611,569 shares)	37.7	37.7
Capital in excess of par value of shares	3,860.2	3,916.7
Retained deficit	(3,096.8)	(3,060.2)
Cost of 19,047,654 common shares in treasury (2018 - 9,275,225 shares)	(263.9)	(186.1)
Accumulated other comprehensive loss	(275.5)	(283.9)
TOTAL EQUITY	261.7	424.2
TOTAL LIABILITIES AND EQUITY	$3,306.3	$3,529.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2019	2018
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$145.4	$169.2
Freight	11.6	10.8
	157.0	180.0
COST OF GOODS SOLD	(126.1)	(118.5)
SALES MARGIN	30.9	61.5
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(28.1)	(25.1)
Miscellaneous – net	(3.6)	(6.1)
	(31.7)	(31.2)
OPERATING INCOME (LOSS)	(0.8)	30.3
OTHER INCOME (EXPENSE)
Interest expense, net	(25.1)	(32.4)
Other non-operating income	0.1	4.4
	(25.0)	(28.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25.8)	2.3
INCOME TAX BENEFIT (EXPENSE)	3.7	(15.7)
LOSS FROM CONTINUING OPERATIONS	(22.1)	(13.4)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(70.9)
NET LOSS	$(22.1)	$(84.3)

LOSS PER COMMON SHARE – BASIC
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	—	(0.24)
	$(0.08)	$(0.29)
LOSS PER COMMON SHARE – DILUTED
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	—	(0.24)
	$(0.08)	$(0.29)
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	289,525	297,266
Diluted	289,525	297,266
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Loss
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2019	2018
NET LOSS	$(22.1)	$(84.3)
OTHER COMPREHENSIVE INCOME
Changes in pension and other post-retirement benefits, net of tax	5.7	6.7
Changes in foreign currency translation	—	0.7
Changes in derivative financial instruments, net of tax	2.7	0.3
OTHER COMPREHENSIVE INCOME	8.4	7.7
TOTAL COMPREHENSIVE LOSS	$(13.7)	$(76.6)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(22.1)	$(84.3)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	19.9	23.9
Gain on derivatives	(5.7)	(40.8)
Other	9.8	25.9
Changes in operating assets and liabilities:
Receivables and other assets	199.9	196.3
Inventories	(224.8)	(193.0)
Payables, accrued expenses and other liabilities	(88.2)	(70.9)
Net cash used by operating activities	(111.2)	(142.9)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(132.7)	(12.4)
Deposits for property, plant and equipment	(1.4)	(59.0)
Other investing activities	8.5	—
Net cash used by investing activities	(125.6)	(71.4)
FINANCING ACTIVITIES
Repurchase of common shares	(124.3)	—
Dividends paid	(14.8)	—
Repurchase of debt	(10.3)	—
Other financing activities	(8.4)	(7.0)
Net cash used by financing activities	(157.8)	(7.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	0.2
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(394.6)	(221.1)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	(1.6)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(393.0)	(221.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	823.2	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$430.2	$757.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Common Shares	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Total
December 31, 2018	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$424.2
Comprehensive income (loss)
Net loss	—	—	—	(22.1)	—	—	(22.1)
Other comprehensive income	—	—	—	—	—	8.4	8.4
Total comprehensive loss							(13.7)
Stock and other incentive plans	1.7	—	(56.5)	—	46.5	—	(10.0)
Common stock repurchases	(11.5)	—	—	—	(124.3)	—	(124.3)
Common stock dividends ($0.05 per share)	—	—	—	(14.5)	—	—	(14.5)
March 31, 2019	282.8	$37.7	$3,860.2	$(3,096.8)	$(263.9)	$(275.5)	$261.7

	(In Millions)
	Number of Common Shares Outstanding	Common Shares	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
December 31, 2017	297.4	$37.7	$3,933.9	$(4,207.3)	$(169.6)	$(39.0)	$0.2	$(444.1)
Adoption of accounting standard	—	—	—	34.0	—	—	—	34.0
Comprehensive income (loss)
Net loss	—	—	—	(84.3)	—	—	—	(84.3)
Other comprehensive income	—	—	—	—	—	7.7	—	7.7
Total comprehensive loss								(76.6)
Stock and other incentive plans	0.3	—	(15.8)	—	17.7	—	—	1.9
March 31, 2018	297.7	$37.7	$3,918.1	$(4,257.6)	$(151.9)	$(31.3)	$0.2	$(484.8)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
As more fully described in the Form 10-K for the year ended December 31, 2018, in 2018 we committed to a course of action leading to the permanent closure of the Asia Pacific Iron Ore mining operations and, as planned, completed our final shipment in June 2018. Factors considered in this decision included increasingly discounted prices for lower-iron-content ore and the quality of the remaining iron ore reserves.
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all Asia Pacific Iron Ore operating segment results are classified within discontinued operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
We have two reportable segments - the Mining and Pelletizing segment and the Metallics segment. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of March 31, 2019:

Name	Location	Business Segment	Status of Operations
Northshore	Minnesota	Mining and Pelletizing	Active
United Taconite	Minnesota	Mining and Pelletizing	Active
Tilden	Michigan	Mining and Pelletizing	Active
Empire	Michigan	Mining and Pelletizing	Indefinitely Idled
Toledo HBI	Ohio	Metallics	Construction Stage
Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of March 31, 2019 and December 31, 2018, our investment in Hibbing was $10.8 million and $15.4 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

NOTE 2 - NEW ACCOUNTING STANDARDS
Issued and Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will be classified as either operating or finance leases in the Statements of Unaudited Condensed Consolidated Operations. We adopted this standard on its effective date of January 1, 2019 using the optional alternative approach, which requires application of the new guidance at the beginning of the standard's effective date. Adoption of the updated standard did not have a material effect on our consolidated financial statements.
Issued and Not Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces a new accounting model, CECL. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We plan to adopt this standard on its effective date of January 1, 2020, and are currently evaluating the impact of this standard on our financial statements.
NOTE 3 - SEGMENT REPORTING
In alignment with our strategic goals, our Company’s continuing operations are organized and managed in two operating segments according to our differentiated products. Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. In our Metallics segment, we are currently constructing an HBI production plant in Toledo, Ohio. We expect to complete construction and begin production in 2020.
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
The following tables present a summary of our reportable segments including a reconciliation of segment sales margin to Income (loss) from Continuing Operations Before Income Taxes and a reconciliation of Net loss to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Revenues from product sales and services:
Mining and Pelletizing	$157.0	$180.0

Sales margin:
Mining and Pelletizing	$30.9	$61.5
Other operating expense	(31.7)	(31.2)
Other expense	(25.0)	(28.0)
Income (loss) from continuing operations before income taxes	$(25.8)	$2.3

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Net loss	$(22.1)	$(84.3)
Less:
Interest expense, net	(25.1)	(33.5)
Income tax benefit (expense)	3.7	(15.7)
Depreciation, depletion and amortization	(19.9)	(23.9)
EBITDA	$19.2	$(11.2)
Less:
Foreign exchange remeasurement	$0.1	$(0.4)
Impact of discontinued operations	—	(63.1)
Loss on extinguishment of debt	(0.3)	—
Severance costs	(1.7)	—
Adjusted EBITDA	$21.1	$52.3

EBITDA:
Mining and Pelletizing	$42.8	$72.5
Metallics	(0.8)	(0.3)
Corporate and Other (including discontinued operations)	(22.8)	(83.4)
Total EBITDA	$19.2	$(11.2)

Adjusted EBITDA:
Mining and Pelletizing	$47.5	$77.1
Metallics	(0.8)	(0.3)
Corporate	(25.6)	(24.5)
Total Adjusted EBITDA	$21.1	$52.3
The following table summarizes our depreciation, depletion and amortization expense and capital additions:

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Depreciation, depletion and amortization:
Mining and Pelletizing	$18.5	$15.8
Corporate	1.4	1.4
Total depreciation, depletion and amortization	$19.9	$17.2

Capital additions[1]:
Mining and Pelletizing	$46.8	$18.7
Metallics	82.4	60.0
Corporate	0.1	0.2
Total capital additions	$129.3	$78.9

[1] Refer to NOTE 17 - CASH FLOW INFORMATION for additional information.

A summary of assets by segment is as follows:

	(In Millions)
	March 31, 2019	December 31, 2018
Assets:
Mining and Pelletizing	$1,774.5	$1,694.1
Metallics	350.0	265.9
Total segment assets	2,124.5	1,960.0
Corporate and Other (including discontinued operations)	1,181.8	1,569.6
Total assets	$3,306.3	$3,529.6
NOTE 4 - REVENUE
We sell primarily a single product, iron ore pellets, in the North American market. Revenue is recognized generally when iron ore is delivered to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. We offer standard payment terms to our customers, generally requiring settlement within 30 days.
We enter into supply contracts of varying lengths to provide customers iron ore pellets to use in their blast furnaces. Blast furnaces run continuously with a constant feed of iron ore and, once shut down, cannot easily be restarted. As a result, we ship iron ore in large quantities for storage and use by customers at a later date. Customers do not simultaneously receive and consume the iron ore. Based on our assessment of the factors that indicate the pattern of satisfaction, we transfer control of the iron ore at a point in time upon shipment or delivery of the product. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered.
Most of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following published rates: Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Indices, including industrial commodities, fuel and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with Topic 815. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information on how our estimated and final revenue rates are determined.
A supply agreement with a customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel in the year the iron ore is consumed in the customer’s blast furnaces. As control transfers prior to consumption, the supplemental revenue is recorded in accordance with ASC Topic 815. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information on supplemental revenue or refunds.
Included within Revenues from product sales and services is derivative revenue related to Topic 815 of $5.5 million and $43.8 million, for three months ended March 31, 2019 and 2018, respectively.
Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2019	2018	2019	2018
Opening balance as of January 1	$21.0	$23.8	$38.5	$51.4
Closing balance as of March 31	18.1	31.0	38.5	51.4
Increase (decrease)	$(2.9)	$7.2	$—	$—

The terms of one of our pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of March 31, 2019 and December 31, 2018, installment amounts received in excess of sales totaled $51.4 million related to this agreement. As of March 31, 2019 and December 31, 2018, deferred revenue of $12.9 million was recorded in Other current liabilities and $38.5 million was recorded as long-term in Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed shipments for certain customers. Revenue recognized on these transactions totaling $5.3 million and $8.2 million was deferred and included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2019 and December 31, 2018, respectively.
NOTE 5 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	March 31, 2019	December 31, 2018
Finished goods	$287.7	$77.8
Work-in-process	25.0	10.1
Total inventories	$312.7	$87.9
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	March 31, 2019	December 31, 2018
Land rights and mineral rights	$549.6	$549.6
Office and information technology	70.5	70.0
Buildings	87.4	87.2
Mining equipment	568.4	548.5
Processing equipment	660.9	645.8
Electric power facilities	58.7	58.7
Land improvements	23.8	23.8
Asset retirement obligation	14.8	14.8
Other	25.5	25.2
Construction-in-progress	392.0	284.8
	2,451.6	2,308.4
Allowance for depreciation and depletion	(1,041.3)	(1,022.4)
	$1,410.3	$1,286.0
We recorded capitalized interest of $4.0 million and $1.0 million into construction-in-progress during the three months ended March 31, 2019 and 2018, respectively.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
March 31, 2019
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(5.5)	$(2.1)	$392.4
Unsecured Notes:
$700 Million 4.875% 2021 Senior Notes	4.89%	114.0	(0.2)	—	113.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.3)	(73.0)	238.0
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(9.5)	(14.1)	1,049.7
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.2)	(3.3)	292.9
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					0.2
Long-term debt					$2,087.0

(In Millions)
December 31, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(5.7)	$(2.2)	$392.1
Unsecured Notes:
$700 Million 4.875% 2021 Senior Notes	4.89%	124.0	(0.2)	—	123.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.5)	(75.6)	235.2
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(9.9)	(14.6)	1,048.8
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.3)	292.8
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					0.2
Long-term debt					$2,092.9
Debt Extinguishment
The following is a summary of the debt extinguished with cash and the respective loss on extinguishment:

	(In Millions)
	Three Months Ended March 31, 2019
Debt Instrument	Debt Extinguished	Loss on Extinguishment
$700 Million 4.875% 2021 Senior Notes	$10.0	$0.3
	$10.0	$0.3

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2019:

(In Millions)
Maturities of Debt
2019	$—
2020	—
2021	114.0
2022	—
2023	—
2024	400.0
2025 and thereafter	1,688.0
Total maturities of debt	$2,202.0
ABL Facility
The following represents a summary of our borrowing capacity under the ABL Facility:

	(In Millions)
	March 31, 2019	December 31, 2018
Available borrowing base on ABL Facility[1]	$305.4	$323.7
Letter of credit obligations and other commitments[2]	(65.4)	(55.0)
Borrowing capacity available[3]	$240.0	$268.7

[1] The ABL Facility has a maximum borrowing base of $450 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation, environmental obligations and certain Metallics' contracts.

3 As of March 31, 2019 and December 31, 2018, we had no loans drawn under the ABL Facility.
NOTE 8 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$—	$357.6	$—	$357.6
Derivative assets	—	0.7	106.7	107.4
Total	$—	$358.3	$106.7	$465.0
Liabilities:
Derivative liabilities	$—	$0.7	$9.8	$10.5
Total	$—	$0.7	$9.8	$10.5

	(In Millions)
	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.8	$542.6	$—	$543.4
Derivative assets	—	0.1	91.4	91.5
Total	$0.8	$542.7	$91.4	$634.9
Liabilities:
Derivative liabilities	$—	$3.7	$—	$3.7
Total	$—	$3.7	$—	$3.7
Financial assets classified in Level 1 included money market funds. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
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
The supply agreement included in our Level 3 assets contains provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel in the year the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as derivative instruments at the time of sale and adjust the derivative instruments to fair value through Product revenues each reporting period until the product is consumed and the amounts are settled. We had assets of $106.4 million and $89.3 million at March 31, 2019 and December 31, 2018, respectively, related to this supply agreement.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $0.3 million and liabilities of $9.8 million related to provisional pricing arrangements at March 31, 2019 compared to assets of $2.1 million related to provisional pricing arrangements at December 31, 2018.

The following table illustrates information about quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at March 31, 2019	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreement	$106.4	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$735
Provisional pricing arrangements	$9.8	Other current liabilities	Market Approach	PPI Estimates	180 - 240 (208)
				Management's Estimate of Platts 62% Price per dry metric ton for respective contract period	$80
The significant unobservable input used in the fair value measurement of our customer supply agreement is a forward-looking estimate of the average annual daily market price for hot-rolled coil steel determined by management.
The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements include estimates for PPI data and management’s estimate of Platts 62% Price based upon current market data and index pricing, which include forward-looking estimates determined by management.
The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended March 31,
	2019	2018
Beginning balance	$91.4	$49.5
Total gains included in earnings	15.3	44.3
Settlements	—	(0.2)
Ending balance - March 31	$106.7	$93.6
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$15.3	$44.5

	(In Millions)
	Level 3 Liabilities
	Three Months Ended March 31,
	2019	2018
Beginning balance	$—	$(1.7)
Total losses included in earnings	(9.8)	(0.5)
Settlements	—	2.2
Ending balance - March 31	$(9.8)	$—
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(9.8)	$—

The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximates fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		March 31, 2019		December 31, 2018
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$392.4	$398.0	$392.1	$370.2
Unsecured Notes
$700 Million 4.875% 2021 Senior Notes	Level 1	113.8	115.7	123.8	122.3
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	238.0	432.5	235.2	352.4
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	1,049.7	1,035.5	1,048.8	962.0
$800 Million 6.25% 2040 Senior Notes	Level 1	292.9	255.0	292.8	232.8
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	0.2	0.2	0.2	0.2
Total long-term debt		$2,087.0	$2,236.9	$2,092.9	$2,039.9
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
The following are the components of defined benefit pension and OPEB costs:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Service cost	$4.1	$4.7
Interest cost	8.7	7.6
Expected return on plan assets	(13.6)	(15.0)
Amortization:
Prior service costs	0.3	0.5
Net actuarial loss	5.9	5.3
Net periodic benefit cost	$5.4	$3.1

Other Postretirement Benefits Credits

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Service cost	$0.4	$0.5
Interest cost	2.3	2.1
Expected return on plan assets	(4.2)	(4.6)
Amortization:
Prior service credits	(0.5)	(0.8)
Net actuarial loss	1.3	1.2
Net periodic benefit credit	$(0.7)	$(1.6)
Based on funding requirements, we made pension contributions of $3.2 million for the three months ended March 31, 2019, compared to pension contributions of $2.3 million for the three months ended March 31, 2018. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three months ended March 31, 2019 and 2018.
NOTE 10 - STOCK COMPENSATION PLANS
Employees’ Plans
On February 19, 2019, the Compensation Committee approved grants under the A&R 2015 Equity Plan to certain officers and employees for the 2019 to 2021 performance period. Shares granted under the awards consisted of 0.6 million restricted stock units and 0.6 million performance shares.
Restricted stock units granted during 2019 are subject to continued employment, are retention based and are payable in common shares. The outstanding restricted stock units that were granted in 2019 cliff vest on December 31, 2021.
Performance shares are subject to continued employment, and each performance share, if earned, entitles the holder to be paid out in common shares. Performance is measured on the basis of relative TSR for the period of January 1, 2019 to December 31, 2021 and measured against the constituents of the SPDR S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payouts for the outstanding performance period grants will vary from zero to 200% of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.
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
The following assumptions were utilized to estimate the fair value for the 2019 performance share grant:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 19, 2019	$11.24	2.87	67.5%	2.55%	—%	$18.31	162.90%

NOTE 11 - INCOME TAXES
Our 2019 estimated annual effective tax rate before discrete items is 12.9%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations. The 2018 estimated annual effective tax rate before discrete items at March 31, 2018 was 0.1%. The rate in the comparable prior-year period was significantly lower due to the reversal of valuation allowance in the same period.
For the three months ended March 31, 2019 and 2018, we recorded discrete items that resulted in an income tax benefit of $0.4 million and expense of $15.7 million, respectively. The prior-year period expense of $15.7 million primarily relates to the $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable, non-current in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. This position was subsequently reversed by the Internal Revenue Service during the fourth quarter of 2018. The prior-year period expense was a $15.7 million reduction of an asset and did not result in a cash tax outlay.
NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
The following is a summary of our environmental and mine closure obligations:

	(In Millions)
	March 31, 2019	December 31, 2018
Environmental	$2.4	$2.5
Mine closure[1]	174.9	172.4
Total environmental and mine closure obligations	177.3	174.9
Less current portion	2.9	2.9
Long-term environmental and mine closure obligations	$174.4	$172.0

[1] Includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTVSMC.
Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The closure date for each of our active operating mine sites was determined based on the exhaustion date of the remaining iron ore reserves. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. The amortization of the related asset and accretion of the liability is recognized over the estimated mine lives for our active operations.
The following represents a roll forward of our mine closure obligation liability for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	(In Millions)
	March 31, 2019	December 31, 2018
Asset retirement obligation at beginning of period	$172.4	$168.4
Accretion expense	2.6	9.5
Remediation payments	(0.1)	(1.0)
Revision in estimated cash flows	—	(4.5)
Asset retirement obligation at end of period	$174.9	$172.4

NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Derivative assets	$0.7	Derivative assets	$0.1	Other current liabilities	$0.7	Other current liabilities	$3.7
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreement	Derivative assets	$106.4	Derivative assets	$89.3		$—		$—
Provisional pricing arrangements	Derivative assets	0.3	Derivative assets	2.1	Other current liabilities	9.8		—
Total derivatives not designated as hedging instruments under ASC 815		$106.7		$91.4		$9.8		$—
Total derivatives		$107.4		$91.5		$10.5		$3.7
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
Commodity Contracts
The following table presents our outstanding hedge contracts:

	(In Millions)
	March 31, 2019			December 31, 2018
	Notional Amount	Unit of Measure	Varying Maturity Dates	Notional Amount	Unit of Measure	Varying Maturity Dates
Natural gas	4.0	MMBtu	April 2019 - February 2020	1.8	MMBtu	January 2019 - August 2019
Diesel	7.5	Gallons	April 2019 - December 2019	11.0	Gallons	January 2019 - December 2019
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
Provisional Pricing Arrangements
Certain of our supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified Producer Price Indices, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host contract and are integral to the host contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
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
The provisional amounts represent the difference between the amount we expect to receive when revenue was initially measured at the point control transfers and our subsequent estimate of the final revenue rate based on the price calculation established in the supply agreements.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,

		2019	2018
Customer supply agreements	Product revenues	$17.1	$41.9
Provisional pricing arrangements	Product revenues	(11.6)	1.9
Total		$5.5	$43.8
Refer to NOTE 8 - FAIR VALUE MEASUREMENTS for additional information.
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

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Income (loss) from discontinued operations, net of tax
Asia Pacific Iron Ore	$(0.5)	$(71.3)
North American Coal	0.5	0.4
	$—	$(70.9)

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Net cash used by operating activities
Asia Pacific Iron Ore	$(0.8)	$(21.2)
	$(0.8)	$(21.2)

Net cash provided (used) by investing activities
Asia Pacific Iron Ore	$0.1	$(0.1)
	$0.1	$(0.1)
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
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our planned exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all Asia Pacific Iron Ore operating segment results are classified within discontinued operations.
Loss from Discontinued Operations

	(In Millions)
	Three Months Ended March 31,
Loss from Discontinued Operations	2019	2018
Revenues from product sales and services	$—	$59.0
Cost of goods sold and operating expenses	—	(124.1)
Sales margin	—	(65.1)
Other operating expense	(0.4)	(2.5)
Other expense	(0.1)	(1.1)
Impairment of long-lived assets	—	(2.6)
Loss from discontinued operations, net of tax	$(0.5)	$(71.3)

NOTE 15 - CAPITAL STOCK
Share Repurchase Program
In November 2018, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million. We are not obligated to make any purchase and the program may be suspended or discontinued at any time. During the three months ended March 31, 2019, we repurchased 11.5 million common shares at a cost of $124.3 million in the aggregate, including commissions and fees. As of March 31, 2019, there was $28.6 million remaining under the authorization. The share repurchase program is active until December 31, 2019.
Dividends
On February 19, 2019, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. As a result, we have $14.7 million in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2019. Subsequent to quarter end on April 15, 2019, the cash dividend was paid to shareholders of record as of the close of business on April 5, 2019.
On October 18, 2018, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. On January 15, 2019, the cash dividend was paid to shareholders of record as of the close of business on January 4, 2019.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to shareholders’ equity (deficit):

	(In Millions)
	Postretirement Benefit Liability, net of tax	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2018	$(281.1)	$(2.8)	$(283.9)
Other comprehensive income before reclassifications	0.2	2.5	2.7
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
March 31, 2019	$(275.4)	$(0.1)	$(275.5)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income before reclassifications	0.5	0.7	0.4	1.6
Net loss (gain) reclassified from accumulated other comprehensive loss	6.2	—	(0.1)	6.1
March 31, 2018	$(257.2)	$226.1	$(0.2)	$(31.3)

The following table reflects the details about Accumulated other comprehensive loss components related to Cliffs shareholders’ equity (deficit):

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2019	2018
Amortization of pension and OPEB liability:
Prior service credits	$(0.2)	$(0.3)	Other non-operating income
Net actuarial loss	7.2	6.5	Other non-operating income
	$7.0	$6.2
	(1.5)	—	Income tax benefit (expense)
	$5.5	$6.2	Net of taxes

Unrealized loss (gain) on derivative financial instruments:
Commodity contracts	$0.3	$(0.1)	Cost of goods sold
	(0.1)	—	Income tax benefit (expense)
	$0.2	$(0.1)	Net of taxes

Total reclassifications for the period, net of tax	$5.7	$6.1
NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Capital additions	$129.3	$78.9
Less:
Non-cash accruals	(11.5)	7.5
Right-of-use assets – finance leases	15.1	—
Grants	(8.4)	—
Cash paid for capital expenditures including deposits	$134.1	$71.4

Non-Cash Financing Activities - Declared Dividends
On February 19, 2019, the Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividend of $14.7 million was paid on April 15, 2019 to shareholders of record as of the close of business on April 5, 2019.

NOTE 18 - RELATED PARTIES
One of our four operating mines, Hibbing, is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of Hibbing and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. The following is a summary of the mine ownership of the co-owned iron ore mine at March 31, 2019:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Product revenues from related parties	$41.1	$62.1
Total product revenues	$145.4	$169.2
Related party product revenue as a percent of total product revenue	28.3%	36.7%
The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	March 31, 2019	December 31, 2018
Accounts receivable, net	$15.3	$176.0
Derivative assets	106.4	89.3
Partnership distribution payable	(43.8)	(43.5)
Other current liabilities	(0.5)	(1.8)
	$77.4	$220.0
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnace. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information.
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement, the second of which was paid in August 2018 and the final of which is due in August 2019. The remaining installment is reflected in Partnership distribution payable in the Statements of Unaudited Condensed Consolidated Financial Position as of March 31, 2019.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2019	2018
Loss from continuing operations	$(22.1)	$(13.4)
Loss from discontinued operations, net of tax	—	(70.9)
Net loss	$(22.1)	$(84.3)
Weighted average number of shares:
Basic	289.5	297.3
$316.25 million 1.50% 2025 Convertible Senior Notes	—	—
Employee stock plans	—	—
Diluted	289.5	297.3
Loss per common share - basic:
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	—	(0.24)
	$(0.08)	$(0.29)
Loss per common share - diluted:
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	—	(0.24)
	$(0.08)	$(0.29)
The following table summarizes the shares that have been excluded from the diluted earnings per share calculation as they were anti-dilutive:

	(In Millions)
	Three Months Ended March 31,
	2019	2018
$316.25 million 1.50% 2025 Convertible Senior Notes	7.3	—
Employee stock plans	4.2	3.8
Total number of anti-dilutive shares	11.5	3.8

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio. In total, we expect to spend approximately $830 million on the HBI production plant, exclusive of construction-related contingencies and capitalized interest through 2020. Through March 31, 2019, we have entered into contracts and purchase orders for approximately $780 million of the total capital investment for the HBI production plant, of which a total of approximately $265 million has been expended project-to-date, including deposits. We expect expenditures of approximately $290 million during the remaining nine months of 2019. Of the remaining committed capital, expenditures of approximately $275 million are expected to be made during 2020.
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
On April 24, 2019, the Company’s Board of Directors authorized the Company to repurchase common shares in an additional amount of up to a maximum of $100 million. On November 24, 2018, the Company’s Board of Directors previously authorized share repurchases of up to a maximum amount of $200 million, and approximately $29 million of this earlier authorization remains available as of April 25, 2019. When combined with the additional amount of share repurchase authorization, the Company now has authorization to repurchase common shares up to a maximum of approximately $129 million as of April 25, 2019. Such share repurchases may be made via acquisitions in the open market or privately negotiated transactions, including through accelerated share repurchases or pursuant to the terms of a Rule 10b5-1 plan. The Company is not obligated to make any purchases and the program may be suspended or discontinued at any time. The authorization is active until December 31, 2019.

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
The following presents the unaudited condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of March 31, 2019 and December 31, 2018. The unaudited condensed consolidating financial information is presented as if the Guarantor structure at March 31, 2019 existed for all periods presented.
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

Unaudited Condensed Consolidating Statement of Financial Position
As of March 31, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$426.8	$0.7	$2.7	$—	$430.2
Accounts receivable, net	7.6	16.2	0.3	(4.0)	20.1
Inventories	—	312.7	—	—	312.7
Supplies and other inventories	—	97.3	—	—	97.3
Derivative assets	0.7	106.7	—	—	107.4
Income tax receivable, current	117.3	—	—	—	117.3
Other current assets	8.6	21.1	11.3	—	41.0
TOTAL CURRENT ASSETS	561.0	554.7	14.3	(4.0)	1,126.0
PROPERTY, PLANT AND EQUIPMENT, NET	12.0	1,347.5	50.8	—	1,410.3
OTHER ASSETS
Deposits for property, plant and equipment	—	53.6	14.7	—	68.3
Income tax receivable, non-current	117.2	4.1	—	—	121.3
Deferred income taxes	465.4	—	1.2	—	466.6
Investment in subsidiaries	1,448.5	30.1	—	(1,478.6)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	16.6	95.8	1.4	—	113.8
TOTAL OTHER ASSETS	2,047.7	183.6	138.6	(1,599.9)	770.0
TOTAL ASSETS	$2,620.7	$2,085.8	$203.7	$(1,603.9)	$3,306.3
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5.2	$166.4	$4.1	$(4.0)	$171.7
Accrued employment costs	9.4	32.6	0.1	—	42.1
Accrued interest	23.0	—	—	—	23.0
Partnership distribution payable	—	43.8	—	—	43.8
Other current liabilities	27.9	78.4	7.1	—	113.4
TOTAL CURRENT LIABILITIES	65.5	321.2	11.3	(4.0)	394.0
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	64.1	414.8	(234.7)	—	244.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	154.6	19.8	—	174.4
LONG-TERM DEBT	2,087.0	—	—	—	2,087.0
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	21.1	116.0	7.9	—	145.0
TOTAL LIABILITIES	2,359.0	1,006.6	(195.7)	(125.3)	3,044.6
EQUITY
TOTAL EQUITY	261.7	1,079.2	399.4	(1,478.6)	261.7
TOTAL LIABILITIES AND EQUITY	$2,620.7	$2,085.8	$203.7	$(1,603.9)	$3,306.3

Unaudited Condensed Consolidating Statement of Financial Position
As of December 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$819.8	$0.7	$2.7	$—	$823.2
Accounts receivable, net	9.2	221.3	0.3	(4.1)	226.7
Inventories	—	87.9	—	—	87.9
Supplies and other inventories	—	93.2	—	—	93.2
Derivative assets	0.1	91.4	—	—	91.5
Income tax receivable, current	117.3	—	—	—	117.3
Other current assets	10.0	16.9	12.9	—	39.8
TOTAL CURRENT ASSETS	956.4	511.4	15.9	(4.1)	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	13.3	1,221.9	50.8	—	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	—	68.4	14.6	—	83.0
Income tax receivable, non-current	117.2	4.1	—	—	121.3
Deferred income taxes	463.6	—	1.2	—	464.8
Investment in subsidiaries	1,262.3	50.8	—	(1,313.1)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	8.0	85.4	1.5	—	94.9
TOTAL OTHER ASSETS	1,851.1	208.7	138.6	(1,434.4)	764.0
TOTAL ASSETS	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5.3	$181.4	$4.2	$(4.1)	$186.8
Accrued employment costs	28.5	45.4	0.1	—	74.0
Accrued interest	38.4	—	—	—	38.4
Partnership distribution payable	—	43.5	—	—	43.5
Other current liabilities	30.6	86.7	8.2	—	125.5
TOTAL CURRENT LIABILITIES	102.8	357.0	12.5	(4.1)	468.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	64.3	414.4	(230.0)	—	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	152.1	19.9	—	172.0
LONG-TERM DEBT	2,092.9	—	—	—	2,092.9
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	15.3	99.5	8.8	—	123.6
TOTAL LIABILITIES	2,396.6	1,023.0	(188.8)	(125.4)	3,105.4
EQUITY
TOTAL EQUITY	424.2	919.0	394.1	(1,313.1)	424.2
TOTAL LIABILITIES AND EQUITY	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$145.4	$—	$—	$145.4
Freight	—	11.6	—	—	11.6
	—	157.0	—	—	157.0
COST OF GOODS SOLD	—	(126.1)	—	—	(126.1)
SALES MARGIN	—	30.9	—	—	30.9
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(22.8)	(5.2)	(0.1)	—	(28.1)
Miscellaneous – net	—	(3.4)	(0.2)	—	(3.6)
	(22.8)	(8.6)	(0.3)	—	(31.7)
OPERATING INCOME (LOSS)	(22.8)	22.3	(0.3)	—	(0.8)
OTHER INCOME (EXPENSE)
Interest expense, net	(24.7)	(0.5)	0.1	—	(25.1)
Other non-operating income (expense)	(1.4)	(3.2)	4.7	—	0.1
	(26.1)	(3.7)	4.8	—	(25.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48.9)	18.6	4.5	—	(25.8)
INCOME TAX BENEFIT (EXPENSE)	3.9	(0.1)	(0.1)	—	3.7
EQUITY IN INCOME OF SUBSIDIARIES	22.9	4.4	—	(27.3)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(22.1)	22.9	4.4	(27.3)	(22.1)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(0.1)	0.1	—	—
NET INCOME (LOSS)	$(22.1)	$22.8	$4.5	$(27.3)	$(22.1)
OTHER COMPREHENSIVE INCOME	8.4	6.7	—	(6.7)	8.4
TOTAL COMPREHENSIVE INCOME (LOSS)	$(13.7)	$29.5	$4.5	$(34.0)	$(13.7)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$169.2	$—	$—	$169.2
Freight	—	10.8	—	—	10.8
	—	180.0	—	—	180.0
COST OF GOODS SOLD	—	(118.5)	—	—	(118.5)
SALES MARGIN	—	61.5	—	—	61.5
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(20.1)	(4.7)	(0.3)	—	(25.1)
Miscellaneous – net	(0.2)	(5.3)	(0.6)	—	(6.1)
	(20.3)	(10.0)	(0.9)	—	(31.2)
OPERATING INCOME (LOSS)	(20.3)	51.5	(0.9)	—	30.3
OTHER INCOME (EXPENSE)
Interest expense, net	(31.9)	(0.8)	0.3	—	(32.4)
Other non-operating income (expense)	(0.9)	0.5	4.8	—	4.4
	(32.8)	(0.3)	5.1	—	(28.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53.1)	51.2	4.2	—	2.3
INCOME TAX EXPENSE	(15.6)	(0.1)	—	—	(15.7)
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	(15.7)	4.5	—	11.2	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(84.4)	55.6	4.2	11.2	(13.4)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	0.1	0.2	(71.2)	—	(70.9)
NET INCOME (LOSS)	$(84.3)	$55.8	$(67.0)	$11.2	$(84.3)
OTHER COMPREHENSIVE INCOME	7.7	5.9	0.8	(6.7)	7.7
TOTAL COMPREHENSIVE INCOME (LOSS)	$(76.6)	$61.7	$(66.2)	$4.5	$(76.6)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(71.6)	$(38.4)	$(1.2)	$—	$(111.2)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(0.3)	(132.4)	—	—	(132.7)
Deposits for property, plant and equipment	—	(1.3)	(0.1)	—	(1.4)
Intercompany investing	(157.6)	(0.4)	—	158.0	—
Other investing activities	—	8.4	0.1	—	8.5
Net cash used by investing activities	(157.9)	(125.7)	—	158.0	(125.6)
FINANCING ACTIVITIES
Repurchase of common shares	(124.3)	—	—	—	(124.3)
Dividends paid	(14.8)	—	—	—	(14.8)
Repurchase of debt	(10.3)	—	—	—	(10.3)
Intercompany financing	—	157.5	0.5	(158.0)	—
Other financing activities	(14.1)	6.6	(0.9)	—	(8.4)
Net cash provided (used) by financing activities	(163.5)	164.1	(0.4)	(158.0)	(157.8)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(393.0)	—	(1.6)	—	(394.6)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	—	—	(1.6)	—	(1.6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(393.0)	—	—	—	(393.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	819.8	0.7	2.7	—	823.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$426.8	$0.7	$2.7	$—	$430.2

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(54.7)	$(64.7)	$(23.5)	$—	$(142.9)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	(12.3)	(0.1)	—	(12.4)
Deposits for property, plant and equipment	—	(54.4)	(4.6)	—	(59.0)
Intercompany investing	(137.7)	(4.8)	—	142.5	—
Net cash used by investing activities	(137.7)	(71.5)	(4.7)	142.5	(71.4)
FINANCING ACTIVITIES
Intercompany financing	—	135.6	6.9	(142.5)	—
Other financing activities	(2.9)	(0.5)	(3.6)	—	(7.0)
Net cash provided (used) by financing activities	(2.9)	135.1	3.3	(142.5)	(7.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	0.2	—	0.2
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(195.3)	(1.1)	(24.7)	—	(221.1)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	—	—	—	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(195.3)	(1.1)	(24.7)	—	(221.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	948.9	2.1	27.3	—	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$753.6	$1.0	$2.6	$—	$757.2

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our MD&A in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 as well as other publicly available information.
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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first two months of 2019, the U.S. produced approximately 14 million metric tons of crude steel, which is up 7% when compared to the same period in 2018, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 82% in the first three months of 2019, which is an approximate 7% increase from the same period in 2018. Through the first two months of 2019, global crude steel production increased about 4% compared to the same period in 2018, driven by an approximate 9% increase in Chinese crude steel production.
Through the first quarter of the year, economic conditions surrounding the markets that influence our profitability were, in the aggregate, at their most favorable levels since 2014. In January 2019, a tailings dam operated by Vale S.A., the largest iron ore miner in the world, suffered a catastrophic failure resulting in hundreds of fatalities in Brumadinho,

Brazil. The fallout of this disaster has led to multiple disruptions in iron ore supply, leading to capacity reductions in the seaborne iron ore market. Due in large part to these disruptions, the Platts 62% Price, a key component in our pellet pricing arrangements, averaged $83 per metric ton in the first quarter, a 12% increase compared to $74 per metric ton in the first quarter of 2018.
The Vale S.A. incident in Brazil also intensified the already prevailing shortage in the iron ore pellet market. This shortage, along with the continued global focus on iron ore product quality, pushed pellet premiums higher during the first quarter. The Atlantic Basin pellet premium, another important pricing factor in our contracts, averaged $67 per metric ton for the first three months of 2019, a 16% increase compared to the same period in 2018. We believe the supply-demand dynamics of this market will continue to be favorable for us for the near term. Iron ore pellets remain scarce in the international market and new capacity is unlikely to come online in the near term due to the time and expense required to do so. We believe this scarcity will support and potentially increase these multi-year high premiums for pellet products in the foreseeable future.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in a customer's supply agreement, averaged $692 per net ton for the first three months of 2019, 9% lower than the same period last year. While purchasers scrambled to place steel orders in the wake of the Section 232 tariffs implemented in the first quarter of 2018, the market has since normalized and prices have remained stable during the first quarter of 2019. While prices averaged a lower rate compared to the prior-year first quarter, they still remain well above the prior decade’s averages as tariffs have re-rated marginal import prices higher. Because the United States is the largest importer of steel in the world, we believe these tariffs should not only alleviate some national security concerns, but also keep the prices for domestic hot-rolled coil steel elevated above historical averages for as long as they remain in place. As such, we remain positive on our outlook for the domestic steel market.
For the three months ended March 31, 2019 and 2018, our consolidated revenues were $157.0 million and $180.0 million, respectively, with net loss from continuing operations per diluted share of $0.08 and $0.05, respectively.
First Quarter 2019 Recent Developments
Changes to our Executive Leadership
On February 12, 2019, Keith Koci was appointed Executive Vice President, Chief Financial Officer. Mr. Koci replaces Timothy K. Flanagan. Mr. Koci joins us from Metals USA Holdings Corp., where he served most recently as its Senior Vice President and Chief Financial Officer. Prior to that role, Mr. Koci served as Metals USA's Senior Vice President, Business Development from 2006 to 2013 and various other accounting and finance roles with increasing responsibility from 1998 to 2005.
Authorization for Additional Share Repurchases
On April 24, 2019, the Company’s Board of Directors authorized the Company to repurchase common shares in an additional amount of up to a maximum of $100 million. On November 24, 2018, the Company’s Board of Directors previously authorized share repurchases of up to a maximum amount of $200 million, and approximately $29 million of this earlier authorization remains available as of April 25, 2019. When combined with the additional amount of share repurchase authorization, the Company now has authorization to repurchase common shares up to a maximum of approximately $129 million as of April 25, 2019. Such share repurchases may be made via acquisitions in the open market or privately negotiated transactions, including through accelerated share repurchases or pursuant to the terms of a Rule 10b5-1 plan. The Company is not obligated to make any purchases and the program may be suspended or discontinued at any time. The authorization is active until December 31, 2019.

2019 Compared to 2018
Results of Operations
The following is a summary of Mining and Pelletizing results:

	(In Millions)
			Changes due to:
	Three Months Ended March 31,		Revenue and cost rate	Sales volume	Freight	Total change
	2019	2018
Revenues from product sales and services	$157.0	$180.0	$(17.5)	$(6.3)	$0.8	$(23.0)
Cost of goods sold	(126.1)	(118.5)	(11.1)	4.3	(0.8)	(7.6)
Sales margin	$30.9	$61.5	$(28.6)	$(2.0)	$—	$(30.6)

	Three Months Ended March 31,
Per Ton Information	2019	2018	Difference	Percent change
Realized product revenue rate[1]	$93.81	$105.03	$(11.22)	(10.7)%
Cash cost of goods sold rate[1,2]	61.94	57.05	4.89	8.6%
Depreciation, depletion & amortization	11.94	9.81	2.13	21.7%
Total cost of goods sold	73.88	66.86	7.02	10.5%
Sales margin	$19.93	$38.17	$(18.24)	(47.8)%

Sales tons[3] (In thousands)	1,550	1,611
Production tons[3] (In thousands)
Total	5,679	5,890
Cliffs’ share of total	4,401	4,500

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin was $30.9 million for the three months ended March 31, 2019, compared with $61.5 million for the three months ended March 31, 2018. Sales margin per long ton decreased 47.8% to $19.93 in the first three months of 2019 compared to the first three months of 2018.
Revenue decreased by $23.8 million during the three months ended March 31, 2019, compared to the prior-year period, excluding the domestic freight increase of $0.8 million. This was driven by a decrease in the average year-to-date realized product revenue rate of $11 per long ton, or 10.7%, during the three months ended March 31, 2019, compared to the first three months of 2018, which resulted in a decrease of $18 million. This is predominantly due to:

•
Changes in hot-rolled coil steel pricing, which had a negative effect on the realized revenue rate of $19 per long ton, or $30 million, during the first three months of 2019 compared to the first three months of 2018. The imposition of the Section 232 actions increased the first quarter of 2018 actual pricing and our full-year estimates for hot-rolled coil steel in 2018. Additionally, due to current market trends, there has been a slight decrease in the full-year estimates for 2019.

•
This decrease was offset partially by higher full-year estimated Platts 62% Price as of March 31, 2019, compared to the prior-year period's full-year estimated Platts 62% Price as of March 31, 2018, which positively affected the realized revenue rate by $8 per long ton, or $12 million.

Cost of goods sold increased $6.8 million during the three months ended March 31, 2019, excluding the domestic freight increase of $0.8 million, compared to the same period in 2018, predominantly as a result of an unfavorable change in the full-year standard cost driven by higher maintenance costs of $3 million, or $2 per long ton, reduced energy rebates of $3 million, or $2 per long ton, increased transportation rates of $2 million, or $1 per long ton, higher stripping costs of $2 million, or $1 per long ton and increased royalties of $1 million, or $1 per long ton.
Production
Our share of production was relatively consistent for the three months ended March 31, 2019 when compared to the same period in 2018, decreasing approximately 2%.
Other Operating Income (Expense)
The following is a summary of Other operating expense:

	(In Millions)
	Three Months Ended March 31,
	2019	2018	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(28.1)	$(25.1)	$(3.0)
Miscellaneous – net	(3.6)	(6.1)	2.5
	$(31.7)	$(31.2)	$(0.5)
Selling, general and administrative expenses for the three months ended March 31, 2019, had an unfavorable variance of $3.0 million, from the comparable period in 2018, primarily due to increased employment costs, including severance and incentive-based compensation.
Other Income (Expense)
The following is a summary of Other income (expense):

	(In Millions)
	Three Months Ended March 31,
	2019	2018	Variance Favorable/ (Unfavorable)
Interest expense, net	$(25.1)	$(32.4)	$7.3
Other non-operating income (expense)
Loss on extinguishment of debt	(0.3)	—	(0.3)
Net periodic benefit costs other than service cost component	—	3.6	(3.6)
Other	0.4	0.8	(0.4)
	$(25.0)	$(28.0)	$3.0
Interest expense, net for the three months ended March 31, 2019 was $7.3 million lower than the prior-year period, primarily due to capitalized interest related to the HBI production plant and upgrades at the Northshore plant. Additionally, debt restructuring activities during 2018 reduced the first quarter of 2019 interest expense.

Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended March 31,
	2019	2018	Variance
Income tax benefit (expense)	$3.7	$(15.7)	$19.4
Effective tax rate	14.3%	682.7%	(668.4)%
Our tax provision for the three months ended March 31, 2019 was a benefit of $3.7 million and a 14.3% effective tax rate compared with a $15.7 million expense and a 682.7% effective tax rate for the comparable prior-year period. The difference in the effective rate and income tax expense from the comparable prior-year periods primarily relates to discrete items recorded in each period as well as the reversal of valuation allowance in the prior year.
For the three months ended March 31, 2019 and 2018, we recorded discrete items that resulted in an income tax benefit of $0.4 million and expense of $15.7 million, respectively. The prior year expense of $15.7 million primarily relates to the $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable, non-current in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. This position was subsequently reversed by the Internal Revenue Service during the fourth quarter of 2018. The prior-year period expense was a reduction of an asset and did not result in a cash tax outlay.
Our 2019 estimated annual effective tax rate before discrete items is 12.9%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deductions for percentage depletion in excess of cost depletion related to U.S. operations. The 2018 estimated annual effective tax rate before discrete items at March 31, 2018 was 0.1%. The rate in the comparable prior-year period was significantly lower due to the reversal of valuation allowance in the same period.
Loss from Discontinued Operations, net of tax
During the three months ended March 31, 2018, we had a loss of $70.9 million primarily due to the exit from our Asia Pacific Iron Ore operations, which was not repeated in 2019. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
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

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Net loss	$(22.1)	$(84.3)
Less:
Interest expense, net	(25.1)	(33.5)
Income tax benefit (expense)	3.7	(15.7)
Depreciation, depletion and amortization	(19.9)	(23.9)
EBITDA	$19.2	$(11.2)
Less:
Foreign exchange remeasurement	$0.1	$(0.4)
Impact of discontinued operations	—	(63.1)
Loss on extinguishment of debt	(0.3)	—
Severance costs	(1.7)	—
Adjusted EBITDA	$21.1	$52.3

EBITDA:
Mining and Pelletizing	$42.8	$72.5
Metallics	(0.8)	(0.3)
Corporate and Other (including discontinued operations)	(22.8)	(83.4)
Total EBITDA	$19.2	$(11.2)

Adjusted EBITDA:
Mining and Pelletizing	$47.5	$77.1
Metallics	(0.8)	(0.3)
Corporate	(25.6)	(24.5)
Total Adjusted EBITDA	$21.1	$52.3
EBITDA increased $30.4 million for the three months ended March 31, 2019 on a consolidated basis from the comparable period in 2018. The favorable variance in EBITDA for the three months ended March 31, 2019 was driven primarily by the impact of the $63.1 million from Loss from discontinued operations, net of tax during the prior-year period that did not recur in 2019, partially offset by a decrease in sales margin of $30.6 million.
Adjusted EBITDA decreased $31.2 million for the three months ended March 31, 2019 from the comparable period in 2018, which was driven by a decrease in sales margin of $30.6 million compared to the prior-year period.
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
During the first three months of 2019, we took action consistent with our capital allocation priorities of returning capital to shareholders, maintaining the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. We have remained focused on protecting our business based on our actions to allocate capital to both sustaining our existing operations and our two major capital projects: the HBI plant in Toledo, Ohio and the upgrade to the Northshore plant to replace up to 3.5 million long tons of blast furnace pellet production with DR-grade pellet production.

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
The following discussion summarizes the significant activities impacting our cash flows during the three months ended March 31, 2019 and 2018 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $111.2 million and $142.9 million for the three months ended March 31, 2019 and 2018, respectively. The incremental decrease in cash used by operating activities during the first quarter of 2019 primarily was due to prior year uses of cash by our discontinued operations.
Our U.S. cash and cash equivalents balance at March 31, 2019 was $428.7 million, or 99.7% of our consolidated total cash and cash equivalents balance of $430.2 million. Additionally, we had a cash balance at March 31, 2019 of $10.8 million classified as part of Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position, which will be utilized to support the completion of our exit from Australia.
Investing Activities
Net cash used by investing activities was $125.6 million for the three months ended March 31, 2019, compared with $71.4 million for the comparable period in 2018. During the first three months of 2019, we had net cash outflows, including deposits, of approximately $90 million on development of the HBI production plant and approximately $20 million on the upgrades at Northshore Mine. Additionally, we spent approximately $13 million and $12 million on expenditures related to sustaining capital during the three months ended March 31, 2019 and 2018, respectively. Sustaining capital spend includes infrastructure, mobile equipment, environment, safety, fixed equipment, product quality and health.
We anticipate total cash used for capital expenditures, excluding amounts attributable to construction-related contingencies and capitalized interest, during the next 12 months to be approximately $530 million. Included within this estimate is approximately $100 million for sustaining capital, $400 million related to development of the HBI production plant and $30 million for upgrades at the Northshore plant. In total, including amounts spent to date, we expect to spend approximately $830 million on the HBI production plant and $90 million on the Northshore upgrades, exclusive of construction-related contingencies and capitalized interest, through 2020.
Financing Activities
Net cash used by financing activities in the first three months of 2019 was $157.8 million, compared to $7.0 million for the comparable period in 2018. Net cash used by financing activities during the first three months of 2019 primarily related to the repurchase of 11.5 million common shares for $124.3 million in the aggregate under the $200 million program authorized by our Board on November 24, 2018. On April 25, 2019, we announced Board authorization to repurchase up to an additional $100 million of common shares. Approximately $29 million of the original authorization remains available. When combined with the additional amount of share repurchase authorization, as of April 25, 2019, we have total share repurchase authorization remaining of up to approximately $129 million.
Additional uses of cash from financing activities included a cash dividend on our common shares of $14.8 million, and the repurchase of debt of $10.3 million. Uses of cash for financing activities during the first three months of 2018 primarily related to the repayment of lease liabilities.
We anticipate future uses of cash for financing activities during the next 12 months to include quarterly cash dividend payments of approximately $15 million per quarter and our final $44 million distribution of Empire partnership equity.

Capital Resources
The following represents a summary of key liquidity measures:

	(In Millions)
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$430.2	$823.2
Cash and cash equivalents from discontinued operations, included within other current assets	10.8	12.4
Total cash and cash equivalents	$441.0	$835.6

Available borrowing base on ABL Facility[1]	$305.4	$323.7
ABL Facility loans drawn	—	—
Letter of credit obligations and other commitments	(65.4)	(55.0)
Borrowing capacity available	$240.0	$268.7

[1] The ABL Facility has a maximum borrowing base of $450 million, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $441.0 million as of March 31, 2019, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $681.0 million in liquidity entering the second quarter of 2019, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of March 31, 2019, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Unaudited Condensed Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments and minimum railroad transportation commitments. We also have financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees.
Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
Commodity Price Risk
Our consolidated revenues include primarily the sale of a single product, iron ore pellets, in the North American market. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore, hot-rolled coil steel and iron ore pellet premiums. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.

Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. At March 31, 2019, we had derivative assets of $106.4 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the March 31, 2019 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $25.5 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Volatile Energy and Fuel Costs
The cost of energy is an important factor affecting the production costs at our iron ore operations. Our operations consumed 4.0 million MMBtu’s of natural gas at an average delivered price of $4.46 per MMBtu during the first three months of 2019. Additionally, our operations consumed 4.7 million gallons of diesel fuel at an average delivered price of $2.14 per gallon during the first three months of 2019.
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. We utilize a full-year hedging program to manage the price risk of natural gas and diesel at our Mining and Pelletizing mines. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Based on the expected consumption for the remaining nine months of 2019, a 10% change in our current average year-to-date prices for both natural gas and diesel fuel would result in a change of approximately $8.8 million in our annual fuel and energy cost.
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
Valuation of Other Long-Lived Assets
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. Such indicators may include: a significant decline in expected future cash flows; a sustained, significant decline in market pricing; a significant adverse change in legal or environmental factors or in the business climate; changes in estimates of our recoverable reserves; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of our long-lived assets and could have a material impact on our consolidated statements of operations and statement of financial position.
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of March 31, 2019, no impairment factors were present that would indicate that the carrying value of our asset groups may not be recoverable; as a result, no impairment assessment was required.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of March 31, 2019, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines are dependent on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.

Outlook

2019 Outlook Summary
Per Long Ton Information	Mining and Pelletizing
Cost of goods sold rate	$74 - $79
Less:
Freight expense rate[1]	$8
Depreciation, depletion & amortization rate	$4
Cash cost of goods sold rate	$62 - $67

Sales volume (million long tons)[2]	20.0
Production volume (million long tons)	20.0

[1] Freight has an offsetting amount in revenue and has no impact on sales margin.
[2] This includes approximately 500,000 long tons of intercompany sales volumes to Cliffs' HBI facility.
Mining and Pelletizing Outlook (Long tons)
Based on the assumption that relevant pricing indices will average for the remainder of 2019 their respective year-to-date averages, including iron ore prices of $85 per metric ton, steel prices of $691 per short ton, and pellet premiums of $67 per metric ton, we would expect to realize Mining and Pelletizing revenue rates in the range of $108 to $113 per long ton, a $6 per long ton increase versus the comparable range provided last quarter. Assuming spot prices as of April 24, 2019, including an iron ore price of $94 per metric ton, a steel price of $676 per short ton, and a pellet premium of $66 per metric ton, will average these levels for the remainder of 2019, we would expect to realize Mining and Pelletizing revenue rates in the range of $111 to $116 per long ton for the full-year 2019.

For 2019, we maintained our full-year sales and production volume expectation of 20 million long tons. Our full-year 2019 Mining and Pelletizing cash cost of goods sold expectation is maintained at $62 to $67 per long ton.
Other Outlook
Our full-year 2019 SG&A expense expectation of $120 million is being maintained. We note that of the $120 million expectation, approximately $20 million is considered non-cash. Our full-year 2019 net interest expense expectation is maintained at $100 million. Full-year 2019 depreciation, depletion and amortization is expected to be approximately $80 million.
Based on refined projections, our 2019 effective tax rate is now expected to be approximately 12-14%.  However, due to our net operating loss position, our cash tax payments are still expected to be zero. We also expect to receive $117 million in cash tax refunds during the second quarter of 2019, which is earlier than previously expected.
Our total capital expenditures expectation of approximately $555 million (including capitalized interest) for the year 2019 is maintained.
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

Non-GAAP Reconciliation
We present cash cost of goods sold rate per long ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight, which has no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our consolidated financial statements.

	(In Millions)
	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$126.1	$118.5
Less:
Freight	11.6	10.8
Depreciation, depletion & amortization	18.5	15.8
Cash cost of goods sold	$96.0	$91.9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our Market Risk is presented under the caption Market Risks, which is included in our Annual Report on Form 10-K for the year ended December 31, 2018, and in the Management's Discussion and Analysis section of this report.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Bluestone Litigation. On April 7, 2017, the Company was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia. The Amended Complaint alleges that the defendants deviated from plans authorized by plaintiffs and MSHA in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine. Plaintiffs further allege negligence and trespass in the drilling of the borehole and claim compensatory and punitive damages due to flooding. On October 3, 2018, the parties reached a settlement in full. We do not believe that our portion of the agreed-upon amount will have a material adverse impact on our business. The Court entered an order dismissing the case with prejudice subject to reopening on good cause shown within 90 days. However, on October 14, 2018, Mission Coal Company, LLC and ten of its affiliates, including Pinnacle Mining Company, LLC, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. We do not believe the bankruptcy petition will have a material adverse effect on our settlement. In light of the Mission Coal bankruptcy, the Court granted plaintiffs' motion to extend the deadline for potentially reopening the Bluestone case on good cause shown for an additional 120 days. As of April 12, 2019, the bankruptcy court lifted the automatic stay on the Bluestone litigation as it applied to non-debtor defendants, and Bluestone has moved to finalize the settlement with the non-debtor parties.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs[2]
January 1 - 31, 2019	19,882	$7.53	18,400	$152,512,897
February 1 - 28, 2019	6,016,477	$11.37	4,773,252	$98,087,097
March 1 - 31, 2019	6,756,243	$10.29	6,756,243	$28,595,269
	12,792,602	$10.79	11,547,895

[1] Includes 1,244,707 shares that were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
2 On November 26, 2018, we announced a new share repurchase program which was authorized by the Board of Directors, pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million. Subsequent to the period indicated above, on April 25, 2019, we announced that the Board of Directors authorized the repurchase of additional common shares up to a maximum of $100 million. When combined with the additional amount of share repurchase authorization, we now have share repurchase authorization remaining of up to a maximum of approximately $129 million. The program may be executed through open-market purchases, including through Rule 10b5-1 agreements, or privately negotiated transactions. The authorization is effective until December 31, 2019.

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
Adoption of Form of Director and Officer Indemnification Agreement
On April 24, 2019, the Board of Directors approved a new form of Director and Officer Indemnification Agreement (the “Indemnification Agreement”) to be entered into by and between the Company and its directors and officers (each, an “Indemnitee”). The Indemnification Agreement provides that the Company will indemnify the Indemnitee against certain expenses and costs arising out of claims to which he or she becomes subject to in connection with his or her service to the Company. The Indemnification Agreement contains customary terms and conditions and establishes certain customary procedures and presumptions.
The Company intends to enter into a new Indemnification Agreement with each current member of the Board, the Company’s current executive officers and certain other Company officers. Each new Indemnification Agreement with a current director or officer will replace and supersede the prior indemnification agreement between the Company and such director or officer, if such director or officer was a party to a prior indemnification agreement.
The above description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the Indemnification Agreement, the form of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Item 6.	Exhibits
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	* Severance Agreement and Release, by and between Timothy K. Flanagan and Cleveland-Cliffs Inc., effective February 12, 2019 (filed herewith)
10.2	* Form of Director and Officer Indemnification Agreement between Cleveland-Cliffs Inc. and Directors and Officers (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 25, 2019 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith Koci as of April 25, 2019 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 25, 2019 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 25, 2019 (filed herewith)

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

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	April 25, 2019