Form 10-Q
period 2019-06-30
CLEVELAND-CLIFFS INC.
filed 2019-07-19
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 1-8944
CLEVELAND-CLIFFS INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio			34-1464672
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

200 Public Square,	Cleveland,	Ohio	44114-2315
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (216) 694-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $0.125 per share	CLF	New York Stock Exchange
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 270,048,477 as of July 17, 2019.

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

ArcelorMittal	ArcelorMittal (as the parent company of ArcelorMittal Mines Canada, ArcelorMittal USA and ArcelorMittal Dofasco, as well as many other subsidiaries)
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Losses model
Compensation Committee	Compensation and Organization Committee of the Board of Directors
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	U.S. Federal Mine Safety and Health Act 1977, as amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Hot-rolled coil steel price	Estimated average annual daily market price for hot-rolled coil steel
Long ton	2,240 pounds
Metric ton	2,205 pounds
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement employment benefits
Platts 62% Price	Platts IODEX 62% Fe Fines CFR North China
PPI	Producer Price Indices
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Tilden	Tilden Mining Company L.C.
Topic 606	ASC Topic 606, Revenue from Contracts with Customers
Topic 815	ASC Topic 815, Derivatives and Hedging
TSR	Total shareholder return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	U.S Steel Corporation and all subsidiaries

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$377.2	$823.2
Accounts receivable, net	193.1	226.7
Inventories	219.0	87.9
Supplies and other inventories	110.8	93.2
Derivative assets	118.3	91.5
Income tax receivable, current	58.7	117.3
Other current assets	42.3	39.8
TOTAL CURRENT ASSETS	1,119.4	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,597.3	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	52.2	83.0
Income tax receivable, non-current	62.7	121.3
Deferred income taxes	443.3	464.8
Other non-current assets	118.3	94.9
TOTAL OTHER ASSETS	676.5	764.0
TOTAL ASSETS	$3,393.2	$3,529.6
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	June 30, 2019	December 31, 2018
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$188.1	$186.8
Accrued employment costs	58.4	74.0
Accrued interest	31.3	38.4
Partnership distribution payable	44.1	43.5
Other current liabilities	115.5	125.5
TOTAL CURRENT LIABILITIES	437.4	468.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	239.3	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	176.7	172.0
LONG-TERM DEBT	2,104.5	2,092.9
OTHER LIABILITIES	149.7	123.6
TOTAL LIABILITIES	3,107.6	3,105.4
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 20)
EQUITY
SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2018 - 600,000,000 shares);
Issued - 301,886,794 shares (2018 - 301,886,794 shares);
Outstanding - 270,042,018 shares (2018 - 292,611,569 shares)	37.7	37.7
Capital in excess of par value of shares	3,863.6	3,916.7
Retained deficit	(2,952.6)	(3,060.2)
Cost of 31,844,776 common shares in treasury (2018 - 9,275,225 shares)	(391.3)	(186.1)
Accumulated other comprehensive loss	(271.8)	(283.9)
TOTAL EQUITY	285.6	424.2
TOTAL LIABILITIES AND EQUITY	$3,393.2	$3,529.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$697.4	$672.0	$842.8	$841.2
Freight	45.8	42.3	57.4	53.1
	743.2	714.3	900.2	894.3
COST OF GOODS SOLD	(480.2)	(429.8)	(606.3)	(548.3)
SALES MARGIN	263.0	284.5	293.9	346.0
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(30.6)	(26.2)	(58.7)	(51.3)
Miscellaneous – net	(5.6)	(4.1)	(9.2)	(10.2)
	(36.2)	(30.3)	(67.9)	(61.5)
OPERATING INCOME	226.8	254.2	226.0	284.5
OTHER INCOME (EXPENSE)
Interest expense, net	(26.1)	(31.2)	(51.2)	(63.6)
Gain (loss) on extinguishment of debt	(17.9)	0.2	(18.2)	0.2
Other non-operating income	0.6	4.4	1.0	8.8
	(43.4)	(26.6)	(68.4)	(54.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	183.4	227.6	157.6	229.9
INCOME TAX BENEFIT (EXPENSE)	(22.0)	1.8	(18.3)	(13.9)
INCOME FROM CONTINUING OPERATIONS	161.4	229.4	139.3	216.0
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(0.6)	(64.3)	(0.6)	(135.2)
NET INCOME	$160.8	$165.1	$138.7	$80.8

EARNINGS (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.59	$0.77	$0.49	$0.73
Discontinued operations	—	(0.22)	—	(0.46)
	$0.59	$0.55	$0.49	$0.27
EARNINGS (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.57	$0.76	$0.47	$0.72
Discontinued operations	—	(0.21)	—	(0.45)
	$0.57	$0.55	$0.47	$0.27
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	275,769	297,618	282,647	297,442
Diluted	285,479	301,275	293,580	301,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$160.8	$165.1	$138.7	$80.8
OTHER COMPREHENSIVE INCOME
Changes in pension and other post-retirement benefits, net of tax	5.8	6.7	11.5	13.4
Changes in foreign currency translation	—	2.2	—	2.9
Changes in derivative financial instruments, net of tax	(2.1)	0.2	0.6	0.5
OTHER COMPREHENSIVE INCOME	3.7	9.1	12.1	16.8
TOTAL COMPREHENSIVE INCOME	$164.5	$174.2	$150.8	$97.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$138.7	$80.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	40.9	49.4
Loss (gain) on extinguishment of debt	18.2	(0.2)
Gain on derivatives	(27.2)	(123.5)
Other	46.6	12.6
Changes in operating assets and liabilities:
Receivables and other assets	127.8	61.8
Inventories	(131.1)	(125.6)
Payables, accrued expenses and other liabilities	(62.8)	(4.6)
Net cash provided (used) by operating activities	151.1	(49.3)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(294.4)	(42.1)
Deposits for property, plant and equipment	(6.5)	(72.3)
Proceeds on sales of assets	—	14.6
Other investing activities	8.5	—
Net cash used by investing activities	(292.4)	(99.8)
FINANCING ACTIVITIES
Repurchase of common shares	(252.9)	—
Dividends paid	(28.9)	—
Proceeds from issuance of debt	720.9	—
Debt issuance costs	(6.8)	(1.5)
Repurchase of debt	(729.3)	(15.3)
Other financing activities	(10.9)	(8.9)
Net cash used by financing activities	(307.9)	(25.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(1.0)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(449.2)	(175.8)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	(3.2)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(446.0)	(175.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	823.2	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377.2	$802.5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Total
December 31, 2018	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$424.2
Comprehensive income (loss)
Net loss	—	—	—	(22.1)	—	—	(22.1)
Other comprehensive income	—	—	—	—	—	8.4	8.4
Total comprehensive loss							(13.7)
Stock and other incentive plans	1.7	—	(56.5)	—	46.5	—	(10.0)
Common share repurchases	(11.5)	—	—	—	(124.3)	—	(124.3)
Common share dividends ($0.05 per share)	—	—	—	(14.5)	—	—	(14.5)
March 31, 2019	282.8	$37.7	$3,860.2	$(3,096.8)	$(263.9)	$(275.5)	$261.7
Comprehensive income
Net income	—	—	—	160.8	—	—	160.8
Other comprehensive income	—	—	—	—	—	3.7	3.7
Total comprehensive income							164.5
Stock and other incentive plans	0.1	—	3.4	—	1.2	—	4.6
Common share repurchases	(12.9)	—	—	—	(128.6)	—	(128.6)
Common share dividends ($0.06 per share)	—	—	—	(16.6)	—	—	(16.6)
June 30, 2019	270.0	$37.7	$3,863.6	$(2,952.6)	$(391.3)	$(271.8)	$285.6

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
December 31, 2017	297.4	$37.7	$3,933.9	$(4,207.3)	$(169.6)	$(39.0)	$0.2	$(444.1)
Adoption of accounting standard	—	—	—	34.0	—	—	—	34.0
Comprehensive income (loss)
Net loss	—	—	—	(84.3)	—	—	—	(84.3)
Other comprehensive income	—	—	—	—	—	7.7	—	7.7
Total comprehensive loss								(76.6)
Stock and other incentive plans	0.3	—	(15.8)	—	17.7	—	—	1.9
March 31, 2018	297.7	$37.7	$3,918.1	$(4,257.6)	$(151.9)	$(31.3)	$0.2	$(484.8)
Comprehensive income
Net income	—	—	—	165.1	—	—	—	165.1
Other comprehensive income	—	—	—	—	—	9.1	—	9.1
Total comprehensive income								174.2
Distributions to noncontrolling interest	—	—	—		—	—	(0.2)	(0.2)
Stock and other incentive plans	0.1	—	0.2	—	4.3	—	—	4.5
June 30, 2018	297.8	$37.7	$3,918.3	$(4,092.5)	$(147.6)	$(22.2)	$—	$(306.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of June 30, 2019:

Name	Location	Business Segment	Status of Operations
Northshore	Minnesota	Mining and Pelletizing	Active
United Taconite	Minnesota	Mining and Pelletizing	Active
Tilden	Michigan	Mining and Pelletizing	Active
Empire	Michigan	Mining and Pelletizing	Indefinitely Idled
Toledo HBI	Ohio	Metallics	Construction Stage

Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of June 30, 2019 and December 31, 2018, our investment in Hibbing was $12.9 million and $15.4 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

NOTE 2 - NEW ACCOUNTING STANDARDS
Issued and Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases are classified as either operating or finance leases. We adopted this standard on its effective date of January 1, 2019 using the optional alternative approach, which requires application of the new guidance at the beginning of the standard's effective date. Adoption of the updated standard did not have a material effect on our consolidated financial statements.
Issued and Not Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces a new accounting model, CECL. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We plan to adopt this standard on its effective date of January 1, 2020, and do not expect the standard to have a material effect on our consolidated financial statements.
NOTE 3 - SEGMENT REPORTING
In alignment with our strategic goals, our Company’s continuing operations are organized and managed in two operating segments according to our differentiated products. Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. In our Metallics segment, we are currently constructing an HBI production plant in Toledo, Ohio. We expect to complete construction and begin production in 2020. In the second quarter of 2019, Northshore mine began supplying DR-grade pellets to our Metallics segment, which will be used as feedstock for the HBI production plant.
We evaluate performance based on sales margin, defined as revenues less cost of goods sold identifiable to each segment. Additionally, we evaluate performance on a segment basis, as well as a consolidated basis, based on EBITDA and Adjusted EBITDA. These measures are used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the iron ore industry. In addition, management believes EBITDA and Adjusted EBITDA are useful measures to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.
The following tables present a summary of our reportable segments including a reconciliation of segment revenues to total revenues, segment sales margin to total sales margin and a reconciliation of Net income to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Mining and Pelletizing	Metallics	Total	Mining and Pelletizing	Metallics	Total
Operating segment revenues from product sales and services	$747.2	$—	$747.2	$904.2	$—	$904.2
Elimination of intersegment revenues	(4.0)	—	(4.0)	(4.0)	—	(4.0)
Total revenue	$743.2	$—	$743.2	$900.2	$—	$900.2

Operating segment sales margin	$264.6	$—	$264.6	$295.5	$—	$295.5
Elimination of intersegment sales margin	(1.6)	—	(1.6)	(1.6)	—	(1.6)
Total sales margin	$263.0	$—	$263.0	$293.9	$—	$293.9
Revenues from product sales and services of $714.3 million and $894.3 million, respectively, and sales margin of $284.5 million and $346.0 million, respectively, related to our Mining and Pelletizing segment accounted for all of our consolidated revenues and sales margin for the three and six months ended June 30, 2018.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$160.8	$165.1	$138.7	$80.8
Less:
Interest expense, net	(26.3)	(32.3)	(51.4)	(65.8)
Income tax benefit (expense)	(22.0)	1.8	(18.3)	(13.9)
Depreciation, depletion and amortization	(21.0)	(25.5)	(40.9)	(49.4)
EBITDA	$230.1	$221.1	$249.3	$209.9
Less:
Foreign exchange remeasurement	$(0.1)	$(0.1)	$—	$(0.5)
Impact of discontinued operations	(0.4)	(54.7)	(0.4)	(117.8)
Gain (loss) on extinguishment of debt	(17.9)	0.2	(18.2)	0.2
Severance costs	—	—	(1.7)	—
Adjusted EBITDA	$248.5	$275.7	$269.6	$328.0

EBITDA:
Mining and Pelletizing	$274.6	$296.0	$317.4	$368.5
Metallics	(1.1)	(1.2)	(1.9)	(1.5)
Corporate and Other (including discontinued operations)	(43.4)	(73.7)	(66.2)	(157.1)
Total EBITDA	$230.1	$221.1	$249.3	$209.9

Adjusted EBITDA:
Mining and Pelletizing	$280.5	$301.3	$328.0	$378.4
Metallics	(1.1)	(1.2)	(1.9)	(1.5)
Corporate	(30.9)	(24.4)	(56.5)	(48.9)
Total Adjusted EBITDA	$248.5	$275.7	$269.6	$328.0
The following table summarizes our depreciation, depletion and amortization expense and capital additions:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation, depletion and amortization:
Mining and Pelletizing	$19.6	$15.6	$38.1	$31.4
Corporate	1.4	1.4	2.8	2.8
Total depreciation, depletion and amortization	$21.0	$17.0	$40.9	$34.2

Capital additions[1]:
Mining and Pelletizing	$35.6	$26.7	$82.4	$45.4
Metallics	155.1	43.0	237.5	103.0
Corporate	0.9	0.7	1.0	0.9
Total capital additions	$191.6	$70.4	$320.9	$149.3

[1] Refer to NOTE 17 - CASH FLOW INFORMATION for additional information.

A summary of assets by segment is as follows:

	(In Millions)
	June 30, 2019	December 31, 2018
Assets:
Mining and Pelletizing	$1,893.9	$1,694.1
Metallics	514.7	265.9
Total segment assets	2,408.6	1,960.0
Corporate and Other (including discontinued operations)	984.6	1,569.6
Total assets	$3,393.2	$3,529.6

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
Most of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following published rates: Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified PPI, including industrial commodities, fuel and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with Topic 815. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information on how our estimated and final revenue rates are determined.
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
Included within Revenues from product sales and services is derivative revenue related to Topic 815 of $74.8 million and $80.3 million for the three and six months ended June 30, 2019, respectively, and $154.7 million and $198.5 million for the three and six months ended June 30, 2018, respectively.
Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2019	2018	2019	2018
Opening balance as of January 1	$21.0	$23.8	$38.5	$51.4
Closing balance as of June 30	15.5	20.0	34.3	47.1
Decrease	$(5.5)	$(3.8)	$(4.2)	$(4.3)

The terms of one of our pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of June 30, 2019 and December 31, 2018, installment amounts received in excess of sales totaled $47.1 million and $51.3 million, respectively, related to this agreement. As of June 30, 2019 and December 31, 2018, deferred revenue of $12.8 million was recorded in Other current liabilities and $34.3 million and $38.5 million, respectively, was recorded as long-term in Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed shipments for certain customers. Revenue recognized on these transactions totaling $2.7 million and $8.2 million was deferred and included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2019 and December 31, 2018, respectively.
NOTE 5 - INVENTORIES
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	June 30, 2019			December 31, 2018
Segment	Finished Goods	Work-in-Process	Total Inventory	Finished Goods	Work-in-Process	Total Inventory
Mining and Pelletizing	$186.2	$30.4	$216.6	$77.8	$10.1	$87.9
Metallics	—	4.0	4.0	—	—	—
Intersegment elimination	—	(1.6)	(1.6)	—	—	—
Total	$186.2	$32.8	$219.0	$77.8	$10.1	$87.9

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	June 30, 2019	December 31, 2018
Land rights and mineral rights	$549.6	$549.6
Office and information technology	70.6	70.0
Buildings	95.4	87.2
Mining equipment	575.8	548.5
Processing equipment	740.3	645.8
Electric power facilities	58.7	58.7
Land improvements	23.8	23.8
Asset retirement obligation	14.9	14.8
Other	27.6	25.2
Construction-in-progress	501.3	284.8
	2,658.0	2,308.4
Allowance for depreciation and depletion	(1,060.7)	(1,022.4)
	$1,597.3	$1,286.0

We recorded capitalized interest into property, plant and equipment of $5.9 million and $9.9 million for the three and six months ended June 30, 2019, respectively, and $1.1 million and $2.1 million during the three and six months ended June 30, 2018, respectively.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
June 30, 2019
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(5.2)	$(2.0)	$392.8
Unsecured Notes:
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.1)	(70.3)	240.9
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	473.3	(4.0)	(6.0)	463.3
$750 Million 5.875% 2027 Senior Notes	6.49%	750.0	(6.7)	(28.7)	714.6
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.2)	(3.3)	292.9
ABL Facility	N/A	450.0	N/A	N/A	—
Long-term debt					$2,104.5

(In Millions)
December 31, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(5.7)	$(2.2)	$392.1
Unsecured Notes:
$700 Million 4.875% 2021 Senior Notes	4.89%	124.0	(0.2)	—	123.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.5)	(75.6)	235.2
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(9.9)	(14.6)	1,048.8
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.3)	292.8
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					0.2
Long-term debt					$2,092.9

$750 Million 5.875% Senior Notes due 2027 Offering
On May 13, 2019, we entered into an indenture among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance of $750 million aggregate principal amount of 5.875% 2027 Senior Notes. The 5.875% 2027 Senior Notes were issued at 96.125% of face value. The 5.875% 2027 Senior Notes were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933. Pursuant to the registration rights agreement executed as part of this offering, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.875% 2027 Senior Notes for publicly registered notes within 365 days of the closing date, with all significant terms and conditions remaining the same.
The 5.875% 2027 Senior Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2019. The 5.875% 2027 Senior Notes mature on June 1, 2027.

The 5.875% 2027 Senior Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 5.875% 2027 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 5.875% 2027 Senior Notes.
The 5.875% 2027 Senior Notes may be redeemed, in whole or in part, at any time at our option not less than 30 days nor more than 60 days after prior notice is sent to the holders of the 5.875% 2027 Senior Notes. The following is a summary of redemption prices for our 5.875% 2027 Senior Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to June 1, 2022 - using proceeds of equity issuance	105.875%	Up to 35% of original aggregate principal
Prior to June 1, 2022[2]	100.000
Beginning on June 1, 2022	102.938
Beginning on June 1, 2023	101.958
Beginning on June 1, 2024	100.979
Beginning on June 1, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.

In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 5.875% 2027 Senior Notes, we will be required to offer to purchase the notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The terms of the 5.875% 2027 Senior Notes contain certain customary covenants; however, there are no financial covenants.
Debt issuance costs of $6.8 million were incurred related to the offering of the 5.875% 2027 Senior Notes and included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.
Debt Extinguishments - 2019
The net proceeds from the issuance of $750 million aggregate principal amount of 5.875% 2027 Senior Notes, along with cash on hand, were used to redeem in full all of our outstanding 4.875% 2021 Senior Notes and to fund the repurchase of $600 million aggregate principal amount of our outstanding 5.75% 2025 Senior Notes in a tender offer. The following is a summary of the debt extinguished and the respective loss on extinguishment:

	(In Millions)
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Debt Instrument	Debt Extinguished	Loss on Extinguishment	Debt Extinguished	Loss on Extinguishment
$700 Million 4.875% 2021 Senior Notes	$114.0	$5.0	$124.0	$5.3
$1.075 Billion 5.75% 2025 Senior Notes	600.0	12.9	600.0	12.9
	$714.0	$17.9	$724.0	$18.2

Debt Extinguishments - 2018
The following is a summary of the debt extinguished with cash and the respective gain on extinguishment:

	(In Millions)
	Three and Six Months Ended June 30, 2018
Debt Instrument	Debt Extinguished	Gain on Extinguishment
$400 Million 5.90% 2020 Senior Notes	$0.5	$—
$500 Million 4.80% 2020 Senior Notes	0.1	—
$700 Million 4.875% 2021 Senior Notes	13.2	0.1
$1.075 Billion 5.75% 2025 Senior Notes	1.7	0.1
	$15.5	$0.2

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2019:

(In Millions)
Maturities of Debt
2019	$—
2020	—
2021	—
2022	—
2023	—
2024	400.0
2025 and thereafter	1,838.0
Total maturities of debt	$2,238.0

ABL Facility
The following represents a summary of our borrowing capacity under the ABL Facility:

	(In Millions)
	June 30, 2019	December 31, 2018
Available borrowing base on ABL Facility[1]	$450.0	$323.7
Letter of credit obligations[2]	(61.1)	(55.0)
Borrowing capacity available[3]	$388.9	$268.7

[1] The ABL Facility has a maximum borrowing base of $450 million. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers compensation, environmental obligations and certain Metallics' contracts.

3 As of June 30, 2019 and December 31, 2018, we had no loans drawn under the ABL Facility.

NOTE 8 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$—	$302.3	$—	$302.3
Derivative assets	—	0.2	118.1	118.3
Total	$—	$302.5	$118.1	$420.6
Liabilities:
Derivative liabilities	$—	$2.6	$—	$2.6
Total	$—	$2.6	$—	$2.6

	(In Millions)
	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.8	$542.6	$—	$543.4
Derivative assets	—	0.1	91.4	91.5
Total	$0.8	$542.7	$91.4	$634.9
Liabilities:
Derivative liabilities	$—	$3.7	$—	$3.7
Total	$—	$3.7	$—	$3.7

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
The Level 3 assets consist of a freestanding derivative instrument related to a certain supply agreement and derivative assets related to certain provisional pricing arrangements with our customers.
The supply agreement included in our Level 3 assets contains provisions for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel in the year the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as a derivative instrument at the time of sale and adjust the derivative instrument to fair value through Product revenues each reporting period until the product is consumed and the amounts are settled. We had assets of $102.4 million and $89.3 million at June 30, 2019 and December 31, 2018, respectively, related to this supply agreement.
The provisional pricing arrangements included in our Level 3 assets specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative instrument and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $15.7 million and $2.1 million, respectively, related to provisional pricing arrangements at June 30, 2019 and December 31, 2018.
The following table illustrates information about qualitative and quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at June 30, 2019	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreement	$102.4	Derivative assets	Market Approach	Management's Estimate of Market Hot-Rolled Coil Steel per net ton	$667
Provisional pricing arrangements	$15.7	Derivative assets	Market Approach	PPI Estimates	179 - 221 (203)
				Management's Estimate of Platts 62% Price per dry metric ton for respective contract period	$87 - $100 $(96)

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
The following tables reconcile the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$106.7	$93.5	$91.4	$49.5
Total gains included in earnings	74.3	158.6	89.6	202.8
Settlements	(62.9)	(77.5)	(62.9)	(77.7)
Ending balance - June 30	$118.1	$174.6	$118.1	$174.6
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$73.0	$80.6	$88.3	$125.1

	(In Millions)
	Level 3 Liabilities
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$(9.8)	$—	$—	$(1.7)
Total gains (losses) included in earnings	4.5	(3.7)	(5.3)	(4.3)
Settlements	5.3	0.7	5.3	3.0
Ending balance - June 30	$—	$(3.0)	$—	$(3.0)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$—	$(3.0)	$—	$(3.0)

The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximates fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		June 30, 2019		December 31, 2018
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$392.8	$406.0	$392.1	$370.2
Unsecured Notes
$700 Million 4.875% 2021 Senior Notes	Level 1	—	—	123.8	122.3
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	240.9	454.2	235.2	352.4
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	463.3	472.1	1,048.8	962.0
$750 Million 5.875% 2027 Senior Notes	Level 1	714.6	730.8	—	—
$800 Million 6.25% 2040 Senior Notes	Level 1	292.9	263.2	292.8	232.8
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	—	—	0.2	0.2
Total long-term debt		$2,104.5	$2,326.3	$2,092.9	$2,039.9

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

The following are the components of defined benefit pension and OPEB costs:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$4.2	$4.6	$8.3	$9.3
Interest cost	8.6	7.5	17.3	15.1
Expected return on plan assets	(13.7)	(15.0)	(27.3)	(30.0)
Amortization:
Prior service costs	0.3	0.6	0.6	1.1
Net actuarial loss	5.9	5.3	11.8	10.6
Net periodic benefit cost	$5.3	$3.0	$10.7	$6.1

Other Postretirement Employment Benefits Credits

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	2.4	2.0	4.7	4.1
Expected return on plan assets	(4.2)	(4.6)	(8.4)	(9.2)
Amortization:
Prior service credits	(0.5)	(0.7)	(1.0)	(1.5)
Net actuarial loss	1.2	1.3	2.5	2.5
Net periodic benefit credit	$(0.7)	$(1.5)	$(1.4)	$(3.1)

Based on funding requirements, we made defined benefit pension contributions of $3.5 million and $6.7 million for the three and six months ended June 30, 2019, respectively, compared to defined benefit pension contributions of $3.3 million and $5.6 million for the three and six months ended June 30, 2018, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and six months ended June 30, 2019 and 2018.
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

Determination of Fair Value
The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historical and projected share prices was developed for both the Company and our predetermined peer group of mining and metals companies. The fair value assumes that the objective will be achieved.
The expected term of the grant represents the time from the grant date to the end of the service period. We estimate the volatility of our common shares and that of the peer group using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds with a term commensurate with the remaining life of the performance period.
The following assumptions were utilized to estimate the fair value for the 2019 performance share grant:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
February 19, 2019	$11.24	2.87	67.5%	2.55%	—%	$18.31	162.90%

NOTE 11 - INCOME TAXES
Our 2019 estimated annual effective tax rate before discrete items is 12.1%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deduction for percentage depletion in excess of cost depletion related to U.S. operations. The 2018 estimated annual effective tax rate before discrete items at June 30, 2018 was 0.1%, which was significantly lower due to the reversal of valuation allowance in the same period.
For the three and six months ended June 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2018, we recorded discrete items that resulted in a benefit of $2.0 million and an expense of $13.7 million, respectively. The $2.0 million benefit primarily relates to the reversal of a reserve for uncertain tax positions due to a lapse in the statute of limitations. The $13.7 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable, non-current in our Statements of Unaudited Condensed Consolidated Financial Position based on sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. This position was subsequently reversed by the Internal Revenue Service during the fourth quarter of 2018. The prior-year period expense was a reduction of an asset and did not result in a cash tax outlay.
NOTE 12 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
The following is a summary of our environmental and mine closure obligations:

	(In Millions)
	June 30, 2019	December 31, 2018
Environmental	$2.4	$2.5
Mine closure[1]	177.1	172.4
Total environmental and mine closure obligations	179.5	174.9
Less current portion	2.8	2.9
Long-term environmental and mine closure obligations	$176.7	$172.0

[1] Includes our active operating mines, our indefinitely idled Empire mine and a closed mine formerly operating as LTV Steel Mining Company.

Mine Closure
The accrued closure obligation for our active mining operations provides for contractual and legal obligations associated with the eventual closure of the mining operations. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining iron ore reserves. The amortization of the related asset and accretion of the liability is recognized over the estimated mine lives for our active operations. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation.
The following is a roll forward of our mine closure obligation liability:

	(In Millions)
	Six Months Ended June 30, 2019	Year Ended December 31 ,2018
Asset retirement obligation at beginning of period	$172.4	$168.4
Accretion expense	5.1	9.5
Remediation payments	(0.4)	(1.0)
Revision in estimated cash flows	—	(4.5)
Asset retirement obligation at end of period	$177.1	$172.4

NOTE 13 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Derivative assets	$0.2	Derivative assets	$0.1	Other current liabilities	$2.6	Other current liabilities	$3.7
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreement	Derivative assets	$102.4	Derivative assets	$89.3		$—		$—
Provisional pricing arrangements	Derivative assets	15.7	Derivative assets	2.1		—		—
Total derivatives not designated as hedging instruments under ASC 815		$118.1		$91.4		$—		$—
Total derivatives		$118.3		$91.5		$2.6		$3.7

Derivatives Designated as Hedging Instruments - Cash Flow Hedges
Commodity Contracts
The following table presents our outstanding hedge contracts:

	(In Millions)
	June 30, 2019			December 31, 2018
	Notional Amount	Unit of Measure	Varying Maturity Dates	Notional Amount	Unit of Measure	Varying Maturity Dates
Natural gas	9.0	MMBtu	July 2019 - November 2020	1.8	MMBtu	January 2019 - August 2019
Diesel	5.0	Gallons	July 2019 - December 2019	11.0	Gallons	January 2019 - December 2019

Derivatives Not Designated as Hedging Instruments
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily steel market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative instrument and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the pellets are consumed and the price is settled.
Provisional Pricing Arrangements
Certain of our supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified PPI, including those for industrial commodities, fuel and steel. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
Revenue is recognized generally upon delivery to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. Changes in the expected revenue rate from the date that control transfers through final settlement of contract terms is recorded in accordance with Topic 815 and is characterized as a derivative instrument and accounted for separately.  Subsequently, the derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,

		2019	2018	2019	2018
Customer supply agreements	Product revenues	$57.5	$155.5	$74.6	$197.4
Provisional pricing arrangements	Product revenues	17.3	(0.8)	5.7	1.1
Total		$74.8	$154.7	$80.3	$198.5

Refer to NOTE 8 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 14 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations, which include our former Asia Pacific Iron Ore, North American Coal and Canadian operations. While the reclassification of revenues and expenses related to discontinued operations from prior periods have no impact upon previously reported Net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to Loss from discontinued operations, net of tax and the Statements of Unaudited Condensed Consolidated Financial Position present the assets and liabilities that were reclassified from the specified line items to Other current assets, Other current liabilities and Other liabilities. The charts below provide an asset group breakout for each financial statement line impacted by discontinued operations.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from discontinued operations, net of tax
Asia Pacific Iron Ore	$(0.5)	$(53.3)	$(1.0)	$(124.7)
North American Coal	(0.1)	(0.3)	0.4	0.1
Canadian Operations	—	(10.7)	—	(10.6)
	$(0.6)	$(64.3)	$(0.6)	$(135.2)

	(In Millions)
	Six Months Ended June 30,
	2019	2018
Net cash used by operating activities
Asia Pacific Iron Ore	$(1.5)	$(31.7)
Canadian Operations	—	(14.6)
	$(1.5)	$(46.3)

Net cash provided by investing activities
Asia Pacific Iron Ore	$0.1	$14.1
	$0.1	$14.1

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
Loss from Discontinued Operations

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
Loss from Discontinued Operations	2019	2018	2019	2018
Revenues from product sales and services	$—	$70.1	$—	$129.1
Cost of goods sold	—	(106.1)	—	(230.2)
Sales margin	—	(36.0)	—	(101.1)
Other operating expense	(0.4)	(16.2)	(0.8)	(18.8)
Other expense	(0.1)	(1.1)	(0.2)	(2.2)
Impairment of long-lived assets	—	—	—	(2.6)
Loss from discontinued operations, net of tax	$(0.5)	$(53.3)	$(1.0)	$(124.7)

NOTE 15 - SHAREHOLDERS' EQUITY
Share Repurchase Program
On November 26, 2018, we announced a new share repurchase program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million, excluding commissions and fees. On April 24, 2019, we announced that our Board of Directors increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. During the three and six months ended June 30, 2019, we repurchased 12.9 million and 24.4 million common shares at a cost of $128.6 million and $252.9 million in the aggregate, including commissions and fees, respectively. As of June 30, 2019, there was $0.2 million available under the authorization. The share repurchase program is effective until December 31, 2019.
Dividends
On May 31, 2019, the Board of Directors declared a quarterly cash dividend on our common shares of $0.06 per share. We have accrued dividends recorded of $17.1 million in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2019. Subsequent to quarter end, on July 15, 2019, the cash dividend was paid to shareholders of record as of the close of business on July 5, 2019.
On each of October 18, 2018 and February 19, 2019, our Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividends were paid on January 15, 2019 and April 15, 2019, to our shareholders of record as of the close of business on January 4, 2019 and April 5, 2019, respectively.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to shareholders’ equity (deficit):

	(In Millions)
	Postretirement Benefit Liability, net of tax	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2018	$(281.1)	$(2.8)	$(283.9)
Other comprehensive income before reclassifications	0.2	2.5	2.7
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
March 31, 2019	$(275.4)	$(0.1)	$(275.5)
Other comprehensive income (loss) before reclassifications	0.3	(2.3)	(2.0)
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
June 30, 2019	$(269.6)	$(2.2)	$(271.8)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income before reclassifications	0.5	0.7	0.4	1.6
Net loss (gain) reclassified from accumulated other comprehensive loss	6.2	—	(0.1)	6.1
March 31, 2018	$(257.2)	$226.1	$(0.2)	$(31.3)
Other comprehensive income before reclassifications	0.2	2.2	0.2	2.6
Net loss reclassified from accumulated other comprehensive loss	6.5	—	—	6.5
June 30, 2018	$(250.5)	$228.3	$—	$(22.2)

The following table reflects the details about Accumulated other comprehensive loss components related to shareholders’ equity (deficit):

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of pension and OPEB liability:
Prior service credits	$(0.2)	$(0.1)	$(0.4)	$(0.4)	Other non-operating income
Net actuarial loss	7.1	6.6	14.3	13.1	Other non-operating income
	$6.9	$6.5	$13.9	$12.7
	(1.4)	—	(2.9)	—	Income tax benefit (expense)
	$5.5	$6.5	$11.0	$12.7	Net of taxes

Unrealized loss (gain) on derivative financial instruments:
Commodity contracts	$0.2	$—	$0.5	$(0.1)	Cost of goods sold
	—	—	(0.1)	—	Income tax benefit (expense)
	$0.2	$—	$0.4	$(0.1)	Net of taxes

Total reclassifications for the period, net of tax	$5.7	$6.5	$11.4	$12.6

NOTE 17 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Six Months Ended June 30,
	2019	2018
Capital additions	$320.9	$149.3
Less:
Non-cash accruals	3.6	34.9
Right-of-use assets – finance leases	24.8	—
Grants	(8.4)	—
Cash paid for capital expenditures including deposits	$300.9	$114.4

Non-Cash Financing Activities - Declared Dividends
On May 31, 2019, the Board of Directors declared a quarterly cash dividend on our common shares of $0.06 per share. The cash dividend of $16.2 million was paid on July 15, 2019 to shareholders of record as of the close of business on July 5, 2019.

NOTE 18 - RELATED PARTIES
One of our four operating mines, Hibbing, is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. We are the manager of Hibbing and rely on our joint venture partners to make their required capital contributions and to pay for their share of the iron ore pellets that we produce. In 2018, we tendered our resignation as the mine manager of the Hibbing mine and plan to transition this role to the majority owner in August 2019. The following is a summary of the mine ownership of the co-owned iron ore mine at June 30, 2019:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%

Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenues from related parties	$415.8	$409.4	$456.9	$471.1
Total product revenues	$697.4	$672.0	$842.8	$841.2
Related party product revenue as a percent of total product revenue	59.6%	60.9%	54.2%	56.0%

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	June 30, 2019	December 31, 2018
Accounts receivable, net	$139.3	$176.0
Derivative assets	116.2	89.3
Partnership distribution payable	(44.1)	(43.5)
Other current liabilities	(2.7)	(1.8)
	$208.7	$220.0

A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the average annual daily market price for hot-rolled coil steel at the time the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 13 - DERIVATIVE INSTRUMENTS for further information.
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the first of which was paid upon the execution of the agreement, the second of which was paid in August 2018 and the final of which is due in August 2019. The remaining installment is reflected in Partnership distribution payable in the Statements of Unaudited Condensed Consolidated Financial Position as of June 30, 2019 and December 31, 2018.

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations	$161.4	$229.4	$139.3	$216.0
Loss from discontinued operations, net of tax	(0.6)	(64.3)	(0.6)	(135.2)
Net income	$160.8	$165.1	$138.7	$80.8

Weighted average number of shares:
Basic	275.8	297.6	282.6	297.4
$316.25 million 1.50% 2025 Convertible Senior Notes	6.7	—	6.9	—
Employee stock plans	3.0	3.7	4.1	3.7
Diluted	285.5	301.3	293.6	301.1

Earnings (loss) per common share - basic:
Continuing operations	$0.59	$0.77	$0.49	$0.73
Discontinued operations	—	(0.22)	—	(0.46)
	$0.59	$0.55	$0.49	$0.27

Earnings (loss) per common share - diluted:
Continuing operations	$0.57	$0.76	$0.47	$0.72
Discontinued operations	—	(0.21)	—	(0.45)
	$0.57	$0.55	$0.47	$0.27

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
HBI production plant
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio. We now expect to reach commercial production ahead of schedule, in the first half of 2020. Due to the advanced construction timeline and more certain visibility of the start–up date, a portion of the budgeted contingency has been allocated. In total, we expect to spend approximately $830 million plus a contingency of up to 20% on the HBI production plant, excluding capitalized interest, through 2020. As of June 30, 2019, we have contracts and purchase orders in place for approximately $420 million. We expect cash capital expenditures of approximately $370 million during the second half of 2019 and approximately $170 million during 2020.
Contingencies
We are currently the subject of, or party to, various claims and legal proceedings incidental to our operations. These claims and legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material effect on the financial position and results of operations for the period in which the ruling occurs or future periods. However, based on currently available information we do not believe that any pending claims or legal proceedings will result in a material effect in relation to our consolidated financial statements.
NOTE 21 - SUBSEQUENT EVENTS
We have evaluated subsequent events through the date of financial statement issuance.

NOTE 22 - SUPPLEMENTARY GUARANTOR INFORMATION
The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Certain of our subsidiaries (the "Guarantors") have guaranteed the obligations under the 5.75% 2025 Senior Notes and the 5.875% 2027 Senior Notes issued by Cleveland-Cliffs Inc. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
The following presents the unaudited condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of June 30, 2019 and December 31, 2018. The unaudited condensed consolidating financial information is presented as if the Guarantor structure at June 30, 2019 existed for all periods presented.
Each of the Guarantor subsidiaries fully and unconditionally guarantees, on a joint and several basis, the obligations of Cleveland-Cliffs Inc. under the 5.75% 2025 Senior Notes and the 5.875% 2027 Senior Notes. The guarantee of a Guarantor subsidiary will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures governing the 5.75% 2025 Senior Notes and the 5.875% 2027 Senior Notes (the “Indentures”) will be automatically and unconditionally released and discharged, upon:
(a) any sale, exchange, transfer or disposition of such Guarantor subsidiary (by merger, consolidation, or the sale of) or the capital stock of such Guarantor subsidiary after which the applicable Guarantor subsidiary is no longer a subsidiary of the Company or the sale of all or substantially all of such Guarantor subsidiary’s assets (other than by lease);
(b) upon designation of any Guarantor subsidiary as an “excluded subsidiary” (as defined in the Indentures); or
(c) upon defeasance or satisfaction and discharge of the Indentures.
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

Unaudited Condensed Consolidating Statement of Financial Position
As of June 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$374.2	$0.4	$2.6	$—	$377.2
Accounts receivable, net	8.1	188.8	0.3	(4.1)	193.1
Inventories	—	219.0	—	—	219.0
Supplies and other inventories	—	110.8	—	—	110.8
Derivative assets	0.2	118.1	—	—	118.3
Income tax receivable, current	58.7	—	—	—	58.7
Other current assets	8.5	24.1	9.7	—	42.3
TOTAL CURRENT ASSETS	449.7	661.2	12.6	(4.1)	1,119.4
PROPERTY, PLANT AND EQUIPMENT, NET	11.6	1,534.9	50.8	—	1,597.3
OTHER ASSETS
Deposits for property, plant and equipment	—	37.4	14.8	—	52.2
Income tax receivable, non-current	58.6	4.1	—	—	62.7
Deferred income taxes	442.1	—	1.2	—	443.3
Investment in subsidiaries	1,701.2	35.2	—	(1,736.4)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	16.1	100.8	1.4	—	118.3
TOTAL OTHER ASSETS	2,218.0	177.5	138.7	(1,857.7)	676.5
TOTAL ASSETS	$2,679.3	$2,373.6	$202.1	$(1,861.8)	$3,393.2
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$7.8	$180.2	$4.2	$(4.1)	$188.1
Accrued employment costs	16.1	42.2	0.1	—	58.4
Accrued interest	31.3	—	—	—	31.3
Partnership distribution payable	—	44.1	—	—	44.1
Other current liabilities	26.2	82.1	7.2	—	115.5
TOTAL CURRENT LIABILITIES	81.4	348.6	11.5	(4.1)	437.4
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	64.0	414.8	(239.5)	—	239.3
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	157.1	19.6	—	176.7
LONG-TERM DEBT	2,104.5	—	—	—	2,104.5
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	22.5	120.1	7.1	—	149.7
TOTAL LIABILITIES	2,393.7	1,040.6	(201.3)	(125.4)	3,107.6
EQUITY
TOTAL EQUITY	285.6	1,333.0	403.4	(1,736.4)	285.6
TOTAL LIABILITIES AND EQUITY	$2,679.3	$2,373.6	$202.1	$(1,861.8)	$3,393.2

Unaudited Condensed Consolidating Statement of Financial Position
As of December 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$819.8	$0.7	$2.7	$—	$823.2
Accounts receivable, net	9.2	221.3	0.3	(4.1)	226.7
Inventories	—	87.9	—	—	87.9
Supplies and other inventories	—	93.2	—	—	93.2
Derivative assets	0.1	91.4	—	—	91.5
Income tax receivable, current	117.3	—	—	—	117.3
Other current assets	10.0	16.9	12.9	—	39.8
TOTAL CURRENT ASSETS	956.4	511.4	15.9	(4.1)	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	13.3	1,221.9	50.8	—	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	—	68.4	14.6	—	83.0
Income tax receivable, non-current	117.2	4.1	—	—	121.3
Deferred income taxes	463.6	—	1.2	—	464.8
Investment in subsidiaries	1,262.3	50.8	—	(1,313.1)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	8.0	85.4	1.5	—	94.9
TOTAL OTHER ASSETS	1,851.1	208.7	138.6	(1,434.4)	764.0
TOTAL ASSETS	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5.3	$181.4	$4.2	$(4.1)	$186.8
Accrued employment costs	28.5	45.4	0.1	—	74.0
Accrued interest	38.4	—	—	—	38.4
Partnership distribution payable	—	43.5	—	—	43.5
Other current liabilities	30.6	86.7	8.2	—	125.5
TOTAL CURRENT LIABILITIES	102.8	357.0	12.5	(4.1)	468.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	64.3	414.4	(230.0)	—	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	152.1	19.9	—	172.0
LONG-TERM DEBT	2,092.9	—	—	—	2,092.9
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	15.3	99.5	8.8	—	123.6
TOTAL LIABILITIES	2,396.6	1,023.0	(188.8)	(125.4)	3,105.4
EQUITY
TOTAL EQUITY	424.2	919.0	394.1	(1,313.1)	424.2
TOTAL LIABILITIES AND EQUITY	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$697.4	$—	$—	$697.4
Freight	—	45.8	—	—	45.8
	—	743.2	—	—	743.2
COST OF GOODS SOLD	—	(480.2)	—	—	(480.2)
SALES MARGIN	—	263.0	—	—	263.0
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(23.6)	(6.8)	(0.2)	—	(30.6)
Miscellaneous – net	—	(4.8)	(0.8)	—	(5.6)
	(23.6)	(11.6)	(1.0)	—	(36.2)
OPERATING INCOME (LOSS)	(23.6)	251.4	(1.0)	—	226.8
OTHER INCOME (EXPENSE)
Interest income (expense), net	(25.4)	(0.8)	0.1	—	(26.1)
Loss on extinguishment of debt	(17.9)	—	—	—	(17.9)
Other non-operating income (expense)	(1.0)	(3.2)	4.8	—	0.6
	(44.3)	(4.0)	4.9	—	(43.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(67.9)	247.4	3.9	—	183.4
INCOME TAX EXPENSE	(21.8)	(0.2)	—	—	(22.0)
EQUITY IN INCOME OF SUBSIDIARIES	250.4	4.3	—	(254.7)	—
INCOME FROM CONTINUING OPERATIONS	160.7	251.5	3.9	(254.7)	161.4
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	0.1	0.1	(0.8)	—	(0.6)
NET INCOME	$160.8	$251.6	$3.1	$(254.7)	$160.8
OTHER COMPREHENSIVE INCOME	3.7	6.6	—	(6.6)	3.7
TOTAL COMPREHENSIVE INCOME	$164.5	$258.2	$3.1	$(261.3)	$164.5

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$672.0	$—	$—	$672.0
Freight	—	42.3	—	—	42.3
	—	714.3	—	—	714.3
COST OF GOODS SOLD	—	(429.8)	—	—	(429.8)
SALES MARGIN	—	284.5	—	—	284.5
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(19.7)	(6.4)	(0.1)	—	(26.2)
Miscellaneous – net	(0.2)	(3.6)	(0.3)	—	(4.1)
	(19.9)	(10.0)	(0.4)	—	(30.3)
OPERATING INCOME (LOSS)	(19.9)	274.5	(0.4)	—	254.2
OTHER INCOME (EXPENSE)
Interest income (expense), net	(30.8)	(0.6)	0.2	—	(31.2)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other non-operating income (expense)	(0.8)	0.2	5.0	—	4.4
	(31.4)	(0.4)	5.2	—	(26.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51.3)	274.1	4.8	—	227.6
INCOME TAX BENEFIT (EXPENSE)	2.1	(0.1)	(0.2)	—	1.8
EQUITY IN INCOME OF SUBSIDIARIES	210.4	4.6	—	(215.0)	—
INCOME FROM CONTINUING OPERATIONS	161.2	278.6	4.6	(215.0)	229.4
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	3.9	(0.3)	(67.9)	—	(64.3)
NET INCOME (LOSS)	$165.1	$278.3	$(63.3)	$(215.0)	$165.1
OTHER COMPREHENSIVE INCOME	9.1	6.0	2.2	(8.2)	9.1
TOTAL COMPREHENSIVE INCOME (LOSS)	$174.2	$284.3	$(61.1)	$(223.2)	$174.2

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$842.8	$—	$—	$842.8
Freight	—	57.4	—	—	57.4
	—	900.2	—	—	900.2
COST OF GOODS SOLD	—	(606.3)	—	—	(606.3)
SALES MARGIN	—	293.9	—	—	293.9
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(46.4)	(12.0)	(0.3)	—	(58.7)
Miscellaneous – net	—	(8.2)	(1.0)	—	(9.2)
	(46.4)	(20.2)	(1.3)	—	(67.9)
OPERATING INCOME (LOSS)	(46.4)	273.7	(1.3)	—	226.0
OTHER INCOME (EXPENSE)
Interest income (expense), net	(50.1)	(1.3)	0.2	—	(51.2)
Loss on extinguishment of debt	(18.2)	—	—	—	(18.2)
Other non-operating income (expense)	(2.1)	(6.4)	9.5	—	1.0
	(70.4)	(7.7)	9.7	—	(68.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(116.8)	266.0	8.4	—	157.6
INCOME TAX EXPENSE	(17.9)	(0.3)	(0.1)	—	(18.3)
EQUITY IN INCOME OF SUBSIDIARIES	273.3	8.7	—	(282.0)	—
INCOME FROM CONTINUING OPERATIONS	138.6	274.4	8.3	(282.0)	139.3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	0.1	—	(0.7)	—	(0.6)
NET INCOME	$138.7	$274.4	$7.6	$(282.0)	$138.7
OTHER COMPREHENSIVE INCOME	12.1	13.3	—	(13.3)	12.1
TOTAL COMPREHENSIVE INCOME	$150.8	$287.7	$7.6	$(295.3)	$150.8

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$841.2	$—	$—	$841.2
Freight	—	53.1	—	—	53.1
	—	894.3	—	—	894.3
COST OF GOODS SOLD	—	(548.3)	—	—	(548.3)
SALES MARGIN	—	346.0	—	—	346.0
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(39.8)	(11.1)	(0.4)	—	(51.3)
Miscellaneous – net	(0.4)	(8.9)	(0.9)	—	(10.2)
	(40.2)	(20.0)	(1.3)	—	(61.5)
OPERATING INCOME (LOSS)	(40.2)	326.0	(1.3)	—	284.5
OTHER INCOME (EXPENSE)
Interest income (expense), net	(62.7)	(1.4)	0.5	—	(63.6)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other non-operating income (expense)	(1.7)	0.7	9.8	—	8.8
	(64.2)	(0.7)	10.3	—	(54.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(104.4)	325.3	9.0	—	229.9
INCOME TAX EXPENSE	(13.5)	(0.2)	(0.2)	—	(13.9)
EQUITY IN INCOME OF SUBSIDIARIES	194.7	9.1	—	(203.8)	—
INCOME FROM CONTINUING OPERATIONS	76.8	334.2	8.8	(203.8)	216.0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	4.0	(0.1)	(139.1)	—	(135.2)
NET INCOME (LOSS)	$80.8	$334.1	$(130.3)	$(203.8)	$80.8
OTHER COMPREHENSIVE INCOME	16.8	11.9	3.0	(14.9)	16.8
TOTAL COMPREHENSIVE INCOME (LOSS)	$97.6	$346.0	$(127.3)	$(218.7)	$97.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$20.1	$134.0	$(3.0)	$—	$151.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.2)	(293.2)	—	—	(294.4)
Deposits for property, plant and equipment	—	(6.3)	(0.2)	—	(6.5)
Intercompany investing	(153.3)	(1.2)	—	154.5	—
Other investing activities	—	8.4	0.1	—	8.5
Net cash used by investing activities	(154.5)	(292.3)	(0.1)	154.5	(292.4)
FINANCING ACTIVITIES
Repurchase of common shares	(252.9)	—	—	—	(252.9)
Dividends paid	(28.9)	—	—	—	(28.9)
Proceeds from issuance of debt	720.9	—	—	—	720.9
Debt issuance costs	(6.8)	—	—	—	(6.8)
Repurchase of debt	(729.3)	—	—	—	(729.3)
Intercompany financing	—	152.9	1.6	(154.5)	—
Other financing activities	(14.2)	5.1	(1.8)	—	(10.9)
Net cash provided (used) by financing activities	(311.2)	158.0	(0.2)	(154.5)	(307.9)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(445.6)	(0.3)	(3.3)	—	(449.2)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	—	—	(3.2)	—	(3.2)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(445.6)	(0.3)	(0.1)	—	(446.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	819.8	0.7	2.7	—	823.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374.2	$0.4	$2.6	$—	$377.2

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(82.1)	$83.5	$(50.7)	$—	$(49.3)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(0.3)	(41.8)	—	—	(42.1)
Deposits for property, plant and equipment	—	(67.6)	(4.7)	—	(72.3)
Intercompany investing	(35.2)	(5.5)	14.6	26.1	—
Proceeds on sales of assets	—	0.4	14.2	—	14.6
Net cash provided (used) by investing activities	(35.5)	(114.5)	24.1	26.1	(99.8)
FINANCING ACTIVITIES
Debt issuance costs	(1.5)	—	—	—	(1.5)
Repurchase of debt	(15.3)	—	—	—	(15.3)
Intercompany financing	(14.6)	31.5	9.2	(26.1)	—
Other financing activities	(1.5)	(1.0)	(6.4)	—	(8.9)
Net cash provided (used) by financing activities	(32.9)	30.5	2.8	(26.1)	(25.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1.0)	—	(1.0)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(150.5)	(0.5)	(24.8)	—	(175.8)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	—	—	—	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(150.5)	(0.5)	(24.8)	—	(175.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	948.9	2.1	27.3	—	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$798.4	$1.6	$2.5	$—	$802.5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first five months of 2019, the U.S. produced approximately 37 million metric tons of crude steel, which is up 6% when compared to the same period in 2018, or about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 81% in the first six months of 2019, which is an approximate 6% increase from the same period in 2018. Through the first five months of 2019, global crude steel production increased about 5% compared to the same period in 2018, driven by an approximate 10% increase in Chinese crude steel production.

For the first six months of 2019, conditions in the global iron ore market were at their most favorable levels since 2014. In January 2019, a tailings dam operated by Vale S.A., the largest iron ore miner in the world, suffered a catastrophic failure resulting in hundreds of fatalities in Brumadinho, Brazil. The fallout of this disaster has led to multiple disruptions in iron ore supply. Due in large part to these disruptions and China's healthy steel production levels, the Platts 62% Price, a key component in our supply contracts, averaged $91 per metric ton in the first six months of 2019, a 30% increase compared to $70 per metric ton in the first six months of 2018.
The Vale S.A. incident in Brazil also intensified the already prevailing shortage in the iron ore pellet market. This shortage, along with the continued global focus on iron ore product quality, pushed pellet premiums higher during the first six months of the year. The Atlantic Basin pellet premium, another important pricing factor in our contracts, averaged $67 per metric ton for the first six months of 2019, a 17% increase compared to the same period in 2018. We believe the supply-demand dynamics of this market will continue to be favorable for us for the near term. Iron ore pellets remain scarce in the international market and new capacity is unlikely to come online in the near term due to the time and expense required to do so. We believe this scarcity will support and potentially increase these multi-year high premiums for pellet products in the foreseeable future.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in one customer supply agreement, averaged $653 per net ton for the first six months of 2019, 20% lower than the same period last year. While purchasers scrambled to place steel orders in the wake of the Section 232 tariffs implemented last year, the U.S. market has since cooled and prices have moved substantially lower due to inventory destocking and increased supply, in a market with effectively flat apparent demand. Despite these negative pressures, we believe steel prices will recover in the back half of the year as supply rationalizations correct market imbalances, inventory is restocked and higher raw material costs are pushed through to steel consumers.
For the three and six months ended June 30, 2019, our consolidated revenues were $743.2 million and $900.2 million, respectively, with net income from continuing operations per diluted share of $0.57 and $0.47, respectively. For the three and six months ended June 30, 2018, our consolidated revenues were $714.3 million and $894.3 million, respectively, with net income from continuing operations per diluted share of $0.76 and $0.72, respectively.
Second Quarter 2019 Recent Developments
Share Repurchase Program
On November 24, 2018, our Board of Directors authorized us to repurchase common shares of up to a maximum amount of $200 million. On April 24, 2019, we announced that our Board of Directors increased the common share repurchase authorization by an additional $100 million. During the three and six months ended June 30, 2019, we repurchased 12.9 million and 24.4 million common shares at a cost of $128.6 million and $252.9 million in the aggregate, including commissions and fees, respectively. As of June 30, 2019, there was $0.2 million available under the authorization. The share repurchase program is effective until December 31, 2019.
Debt Issuance and Repurchases
On May 13, 2019, we completed an issuance of $750 million aggregate principal amount of 5.875% Senior Notes due 2027 at 96.125% of face value for net proceeds of $714 million. The notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries. The notes issuance was a private transaction exempt from the registration requirements of the Securities Act of 1933. Pursuant to the registration rights agreement executed as part of this offering, we agreed to file a registration statement with the SEC with respect to a registered offer to exchange the 5.875% Senior Notes due 2027 for publicly registered notes within 365 days of the closing date, with all significant terms and conditions remaining the same.
The net proceeds from the notes offering, along with cash on hand, were used to redeem all of our then-outstanding 4.875% Senior Notes due 2021 and to fund the repurchase of $600 million aggregate principal amount of our outstanding 5.75% Senior Notes due 2025 pursuant to a tender offer. The aggregate principal amount of 4.875% Senior Notes due 2021 redeemed was $114 million.

Results of Operations
The following is a summary of Mining and Pelletizing results for the three months ended June 30, 2019 and 2018:

	(In Millions)
			Changes due to:
	Three Months Ended June 30,		Revenue and cost rate	Sales volume	Freight and reimburse-ment	Total change
	2019	2018
Revenues from product sales and services	$747.2	$714.3	$(0.2)	$29.6	$3.5	$32.9
Cost of goods sold	(482.6)	(429.8)	(32.0)	(17.3)	(3.5)	(52.8)
Sales margin	$264.6	$284.5	$(32.2)	$12.3	$—	$(19.9)

	Three Months Ended June 30,
Per Ton Information	2019	2018	Difference	Percent change
Realized product revenue rate[1]	$112.64	$112.60	$0.04	—%
Cash cost of goods sold rate[1,2]	67.00	62.32	4.68	7.5%
Depreciation, depletion & amortization	3.15	2.61	0.54	20.7%
Total cost of goods sold	70.15	64.93	5.22	8.0%
Sales margin	$42.49	$47.67	$(5.18)	(10.9)%

Sales tons[3] (In thousands)	6,227	5,968
Production tons[3] (In thousands):
Total	6,666	6,970
Cliffs’ share of total	5,177	5,512

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin was $264.6 million for the three months ended June 30, 2019, compared with $284.5 million for the three months ended June 30, 2018. Sales margin per long ton decreased 10.9% to $42.49 during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Revenue increased by $29.4 million during the three months ended June 30, 2019, compared to the prior-year period, excluding the domestic freight increase of $3.5 million. This was predominantly due to higher sales volume of 0.3 million long tons, which resulted in increased revenue of $30 million, due to the timing of customer demand.
Despite the market volatility of several inputs to our contract pricing, the average quarter-to-date realized product revenue rate remained relatively flat during the three months ended June 30, 2019, compared to the same period in the previous year. The components of our average quarter-to-date realized product revenue rate were driven by the following:

•
Higher full year estimated Platts 62% Price as of June 30, 2019, compared to the prior year period's full-year estimated Platts 62% Price, which positively affected the realized revenue rate by $17 per long ton or $105 million; and

•	Higher full-year estimated pellet premiums which positively affected the realized revenue rate by $5 per long ton or $31 million.

•
These increases were offset partially by a decrease in the full year hot-rolled coil steel price, which negatively affected the realized revenue rate by $21 per long ton or $133 million during the second quarter of 2019.

Cost of goods sold increased $49.3 million during the three months ended June 30, 2019, excluding the domestic freight increase of $3.5 million, compared to the same period in 2018. This is predominantly due to:

•
Unfavorable change in the full-year standard cost driven by increased royalties and labor costs of $9 million, or $1 per long ton, increased commodity supply and transportation rates of $8 million, or $1 per long ton, and increased maintenance and stripping costs of $5 million, or $1 per long ton;

•	An unfavorable impact of $7 million, or $1 per long ton, to the full-year standard cost as a result of an expected LIFO layer liquidation in the prior year which was not recurring; and

•	An increase in sales volume of 0.3 million long tons, which resulted in increased costs of $17 million period-over-period.
Production
Our share of production decreased by 6% for the three months ended June 30, 2019, when compared to the same period in 2018. The decrease in production volume primarily is attributable to lower operating times due to unplanned maintenance at Tilden.
Additionally, during the three months ended June 30, 2019, Northshore began production of DR-grade pellets to supply our HBI production plant.
The following is a summary of Mining and Pelletizing results for the six months ended June 30, 2019 and 2018:

	(In Millions)
			Changes due to:
	Six Months Ended June 30,		Revenue and cost rate	Sales volume	Freight	Total change
	2019	2018
Revenues from product sales and services	$904.2	$894.3	$(16.9)	$22.5	$4.3	$9.9
Cost of goods sold	(608.7)	(548.3)	(43.0)	(13.1)	(4.3)	(60.4)
Sales margin	$295.5	$346.0	$(59.9)	$9.4	$—	$(50.5)

	Six Months Ended June 30,
Per Ton Information	2019	2018	Difference	Percent change
Realized product revenue rate[1]	$108.89	$110.99	$(2.10)	(1.9)%
Cash cost of goods sold rate[1,2]	65.99	61.20	4.79	7.8%
Depreciation, depletion & amortization	4.90	4.14	0.76	18.4%
Total cost of goods sold	70.89	65.34	5.55	8.5%
Sales margin	$38.00	$45.65	$(7.65)	(16.8)%

Sales tons[3] (In thousands)	7,777	7,579
Production tons[3] (In thousands):
Total	12,345	12,860
Cliffs’ share of total	9,578	10,012

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons.
Sales margin was $295.5 million for the six months ended June 30, 2019, compared with $346.0 million for the six months ended June 30, 2018. Sales margin per long ton decreased 16.8% to $38.00 in the first six months of 2019 compared to the first six months of 2018.

Revenue increased by $5.6 million during the six months ended June 30, 2019, compared to the prior-year period, excluding the domestic freight increase of $4.3 million. This was predominantly due to higher sales volume of 0.2 million long tons, which resulted in increased revenue of $22.5 million, due to the timing of customer demand.
This increase was offset partially by a decrease in the average year-to-date realized product revenue rate of $2 per long ton, or 1.9%, during the six months ended June 30, 2019, compared to the first six months of 2018, which resulted in a decrease of $17 million. This is predominantly due to:

•	Lower full-year hot-rolled coil steel price, which negatively affected the realized revenue rate for current-year sales by $20 per long ton or $158 million.

•
This decrease was offset partially by higher full-year estimated Platts 62% Price as of June 30, 2019, compared to the prior-year period, which positively affected the realized revenue rate by $15 per long ton or $114 million; and

•	Higher full-year estimated pellet premiums, which positively affected the realized revenue rate by $4 per long ton or $30 million.
Cost of goods sold increased $56.1 million during the six months ended June 30, 2019, excluding the domestic freight increase of $4.3 million, compared to the same period in 2018. This is predominantly due to:

•
Unfavorable change in the full-year standard cost driven by increased royalties and labor costs, due to increased revenue, of $11 million, or $1 per long ton, increased commodity supply and transportation rates of $9 million, or $1 per long ton, and increased maintenance and stripping costs of $7 million, or $1 per long ton;

•	An unfavorable impact of $9 million, or $1 per long ton, to the full-year standard cost as a result of an expected LIFO layer liquidation in the prior year which was not recurring; and

•	An increase in sales volume of 0.2 million long tons, which resulted in increased costs of $13 million period-over-period.
Production
Our share of production was relatively consistent for the six months ended June 30, 2019, when compared to the same period in 2018, decreasing approximately 4%.
Other Operating Expense
The following is a summary of Other operating expense:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance Favorable/ (Unfavorable)	2019	2018	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(30.6)	$(26.2)	$(4.4)	$(58.7)	$(51.3)	$(7.4)
Miscellaneous – net	(5.6)	(4.1)	(1.5)	(9.2)	(10.2)	1.0
	$(36.2)	$(30.3)	$(5.9)	$(67.9)	$(61.5)	$(6.4)
Selling, general and administrative expenses for the three and six months ended June 30, 2019, had an unfavorable variance of $4.4 million and $7.4 million, respectively, from the comparable periods in 2018. The unfavorable variances were primarily due to increased employment costs, including severance and incentive-based compensation.

Other Income (Expense)
The following is a summary of Other income (expense):

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance Favorable/ (Unfavorable)	2019	2018	Variance Favorable/ (Unfavorable)
Interest expense, net	$(26.1)	$(31.2)	$5.1	$(51.2)	$(63.6)	$12.4
Gain (loss) on extinguishment of debt	(17.9)	0.2	(18.1)	(18.2)	0.2	(18.4)
Other non-operating income (expense):
Net periodic benefit costs other than service cost component	(0.1)	3.7	(3.8)	(0.2)	7.3	(7.5)
Other	0.7	0.7	—	1.2	1.5	(0.3)
	$(43.4)	$(26.6)	$(16.8)	$(68.4)	$(54.6)	$(13.8)
Interest expense, net for the three and six months ended June 30, 2019 was $5.1 million and $12.4 million lower than the prior-year periods, respectively, primarily due to an increase in capitalized interest related to the HBI production plant and upgrades at the Northshore plant. Additionally, debt restructuring activities during 2018 and 2019 reduced 2019 interest expense.
The loss on extinguishment of debt of $17.9 million and $18.2 million for the three and six months ended June 30, 2019, respectively, primarily related to the redemption of all of our then-outstanding 4.875% Senior Notes due 2021 and the $600 million repurchase of our 5.75% Senior Notes due 2025 completed during the second quarter of 2019.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Income tax benefit (expense)	$(22.0)	$1.8	$(23.8)	$(18.3)	$(13.9)	$(4.4)
Effective tax rate	12.0%	(0.8)%	12.8%	11.6%	6.0%	5.6%
Our tax provision for the three months ended June 30, 2019 was an expense of $22.0 million and a 12.0% effective tax rate compared with a benefit of $1.8 million and a negative 0.8% effective tax rate for the comparable prior-year period. Our tax provision for the six months ended June 30, 2019 was an expense of $18.3 million and a 11.6% effective tax rate compared with an expense of $13.9 million and a 6.0% effective tax rate for the comparable prior-year period. The difference in the effective rate and income tax expense from the comparable prior-year periods primarily relates to the reversal of valuation allowance in the prior year as well as discrete items recorded in each period.
For the three and six months ended June 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2018, we recorded discrete items that resulted in a benefit of $2.0 million and an expense of $13.7 million, respectively. The $2.0 million benefit primarily relates to the reversal of a reserve for uncertain tax positions due to a lapse in the statute of limitations. The $13.7 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable, non-current in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. This position was subsequently reversed by the Internal Revenue Service during the fourth quarter of 2018. The prior-year period expense was a reduction of an asset and did not result in a cash tax outlay.

Our 2019 estimated annual effective tax rate before discrete items is 12.1%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deduction for percentage depletion in excess of cost depletion related to U.S. operations. The 2018 estimated annual effective tax rate before discrete items at June 30, 2018 was 0.1%, which was significantly lower due to the reversal of valuation allowance in the same period.
Loss from Discontinued Operations, net of tax
During the three and six months ended June 30, 2019, we had a loss of $0.6 million from discontinued operations. During the three and six months ended June 30, 2018, we had a loss of $64.3 million and $135.2 million, respectively, primarily due to the exit from our Asia Pacific Iron Ore operations. Refer to NOTE 14 - DISCONTINUED OPERATIONS for further information.
EBITDA and Adjusted EBITDA
We evaluate performance based on EBITDA and Adjusted EBITDA, which are non-GAAP measures. These measures are used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the iron ore industry. In addition, management believes EBITDA and Adjusted EBITDA are useful measures to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$160.8	$165.1	$138.7	$80.8
Less:
Interest expense, net	(26.3)	(32.3)	(51.4)	(65.8)
Income tax benefit (expense)	(22.0)	1.8	(18.3)	(13.9)
Depreciation, depletion and amortization	(21.0)	(25.5)	(40.9)	(49.4)
EBITDA	$230.1	$221.1	$249.3	$209.9
Less:
Foreign exchange remeasurement	$(0.1)	$(0.1)	$—	$(0.5)
Impact of discontinued operations	(0.4)	(54.7)	(0.4)	(117.8)
Gain (loss) on extinguishment of debt	(17.9)	0.2	(18.2)	0.2
Severance costs	—	—	(1.7)	—
Adjusted EBITDA	$248.5	$275.7	$269.6	$328.0

EBITDA:
Mining and Pelletizing	$274.6	$296.0	$317.4	$368.5
Metallics	(1.1)	(1.2)	(1.9)	(1.5)
Corporate and Other (including discontinued operations)	(43.4)	(73.7)	(66.2)	(157.1)
Total EBITDA	$230.1	$221.1	$249.3	$209.9

Adjusted EBITDA:
Mining and Pelletizing	$280.5	$301.3	$328.0	$378.4
Metallics	(1.1)	(1.2)	(1.9)	(1.5)
Corporate	(30.9)	(24.4)	(56.5)	(48.9)
Total Adjusted EBITDA	$248.5	$275.7	$269.6	$328.0
EBITDA increased $9.0 million and $39.4 million for the three and six months ended June 30, 2019, respectively, on a consolidated basis from the comparable periods in 2018. The favorable variance in EBITDA for the three months ended June 30, 2019 was driven primarily by the impact of the $54.7 million from Loss from discontinued operations, net of tax during the prior-year period that did not recur in 2019, partially offset by a decrease in sales margin of $21.5 million and a loss on extinguishment of debt for $17.9 million. The favorable variance for the six months ended June 30, 2019 was driven primarily by the impact of the $117.8 million from Loss from discontinued operations, net of tax during the prior-year period that did not recur in 2019, partially offset by a decrease in sales margin of $52.1 million and a loss on extinguishment of debt for $18.2 million.
Adjusted EBITDA decreased $27.2 million and $58.4 million for the three and six months ended June 30, 2019, respectively, from the comparable periods in 2018. The unfavorable variance for the three and six months ended June 30, 2019 was driven by a decrease in sales margin of $21.5 million and $52.1 million, respectively, compared to the prior-year periods.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operating and financing activities. Our capital allocation decision-making process is focused on returning capital to shareholders while maintaining the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on maximizing the cash generation of our operations as well as reducing operating costs, and aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects.

During the first six months of 2019, we took action consistent with our capital allocation priorities of returning capital to shareholders, maintaining the strength of our balance sheet, improving our financial flexibility and executing on opportunities that will allow us to increase our long-term profitability. During the first six months we repurchased 24.4 million common shares for $252.9 million in the aggregate under the $300 million share repurchase program. We have remained focused on protecting our business based on our actions to allocate capital to both sustaining our existing operations and our two major capital projects: the HBI plant in Toledo, Ohio and the completion of the upgrade to the Northshore plant to replace up to 3.5 million long tons of blast furnace pellet production with DR-grade pellet production. Using the net proceeds from the issuance of our 5.875% Senior Notes due 2027, along with cash generated through operations, we redeemed in full all of our outstanding 4.875% Senior Notes due 2021 and repurchased $600 million aggregate principal amount of our outstanding 5.75% Senior Notes due 2025 pursuant to a tender offer, thereby extending our debt maturities.
Based on our outlook for the next 12 months, which is subject to continued changing demand from steelmakers that utilize our products and volatility in iron ore and domestic steel prices, we expect to generate cash from operations sufficient to meet the needs of our operations, service our debt obligations and fund our dividends.
Refer to “Outlook” for additional guidance regarding expected future results, including projections on sales volume and production.
The following discussion summarizes the significant activities impacting our cash flows during the six months ended June 30, 2019 and 2018 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $151.1 million for the six months ended June 30, 2019, compared with net cash used by operating activities of $49.3 million for the six months ended June 30, 2018. The incremental increase in cash provided by operating activities during the first six months of 2019 compared to 2018 primarily was due to changes in sales derivatives and working capital resulting from continuing operations, in addition to prior-year uses of cash by our discontinued operations. The current year change in working capital was driven primarily by the collection of the $117.3 million income tax receivable.
Our U.S. cash and cash equivalents balance at June 30, 2019 was $375.7 million, or 99.6% of our consolidated total cash and cash equivalents balance of $377.2 million. Additionally, we had a cash balance at June 30, 2019 of $9.2 million classified as part of Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position, which will be utilized to support the completion of our exit from Australia.
Investing Activities
Net cash used by investing activities was $292.4 million for the six months ended June 30, 2019, compared with $99.8 million for the comparable period in 2018. During the first six months of 2019, we had net cash outflows, including deposits, of approximately $220 million on development of the HBI production plant and approximately $40 million on the upgrades at Northshore. Additionally, we spent approximately $31 million and $24 million on sustaining capital expenditures during the six months ended June 30, 2019 and 2018, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $680 million, excluding amounts attributable to capitalized interest. Included within this estimate is approximately $130 million for sustaining capital, $540 million related to development of the HBI production plant and $10 million for the completion of the upgrades at the Northshore plant.
Financing Activities
Net cash used by financing activities in the first six months of 2019 was $307.9 million, compared to $25.7 million for the comparable period in 2018. Net cash used by financing activities during the first six months of 2019 primarily related to the repurchase of 24.4 million common shares for $252.9 million in the aggregate under the $300 million share repurchase program. Additionally, we issued $750 million aggregate principal amount of 5.875% 2027 Senior Notes, which provided net proceeds of approximately $714 million. The net proceeds from the notes offering, along with cash on hand, were used to redeem in full all of our then-outstanding 4.875% 2021 Senior Notes and to purchase $600 million aggregate principal amount of our outstanding 5.75% 2025 Senior Notes pursuant to a tender offer. In total, during the first six months of 2019, we purchased $724.0 million aggregate principal amount of senior notes for $729.3 million in cash.

Additional uses of cash from financing activities included cash dividends on our common shares of $28.9 million. Uses of cash for financing activities during the first six months of 2018 primarily related to the repurchase of debt for $15.3 million and the repayment of lease liabilities for $7.6 million.
We anticipate future uses of cash for financing activities during the next 12 months to include quarterly cash dividend payments of approximately $16 million per quarter and our final $44 million distribution of Empire partnership equity.
Capital Resources
The following represents a summary of key liquidity measures:

	(In Millions)
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$377.2	$823.2
Cash and cash equivalents from discontinued operations, included within other current assets	9.2	12.4
Total cash and cash equivalents	$386.4	$835.6

Available borrowing base on ABL Facility[1]	$450.0	$323.7
ABL Facility loans drawn	—	—
Letter of credit obligations	(61.1)	(55.0)
Borrowing capacity available	$388.9	$268.7

[1] The ABL Facility has a maximum borrowing base of $450 million. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $386.4 million as of June 30, 2019, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $775.3 million in liquidity entering the third quarter of 2019, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2019, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
Pricing Risks
Commodity Price Risk
Our consolidated revenues include the sale of primarily a single product, iron ore pellets, in the North American market. Our financial results can vary significantly as a result of fluctuations in the market prices of iron ore, hot-rolled coil steel and iron ore pellet premiums. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.

Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds based on the average annual daily market price for hot-rolled coil steel at the time the iron ore product is consumed in the customer’s blast furnaces. At June 30, 2019, we had derivative assets of $102.4 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the average daily market price for hot-rolled coil steel realized from the June 30, 2019 estimated price recorded would cause the fair value of the derivative instrument to increase or decrease by approximately $36.8 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Provisional Pricing Arrangements

Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At June 30, 2019, we had derivative assets of $15.7 million, reflected as part of our revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in management's annual estimates of the Platts 62% Price would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $16 million. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.

Volatile Energy and Fuel Costs
The cost of energy is an important factor affecting the production costs at our iron ore operations. Our operations consumed 8.3 million MMBtu’s of natural gas at an average delivered price of $3.51 per MMBtu during the first half of 2019. Additionally, our operations consumed 9.5 million gallons of diesel fuel at an average delivered price of $2.18 per gallon during the first half of 2019.
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. We utilize a full-year hedging program to manage the price risk of natural gas and diesel at our operations. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Based on the expected consumption for the remaining six months of 2019, a 10% change in our current average year-to-date prices for both natural gas and diesel fuel would result in a change of approximately $5.1 million in our annual fuel and energy cost.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimates of economic and market conditions over the projected period, including growth rates in revenues and costs, estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of June 30, 2019, no impairment factors were present that would indicate that the carrying value of our asset groups may not be recoverable; as a result, no impairment assessment was required.

Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of June 30, 2019, we had no amounts drawn on the ABL Facility.
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
Mining and Pelletizing Outlook (Long Tons)
Based on the assumption that relevant pricing indices will average for the remainder of 2019 their respective year-to-date averages, we would expect to realize Mining and Pelletizing revenue rates in the range of $109 to $114 per long ton, a $1 per long ton increase versus the comparable range provided last quarter.
For 2019, we maintained our full-year sales and production volume expectation of 20 million long tons. Our full-year 2019 Mining and Pelletizing cash cost of goods sold rate expectation is maintained at $62 to $67 per long ton.
Other Outlook
Our full-year 2019 SG&A expense expectation of $120 million is being maintained. We also note that of the $120 million expectation, approximately $20 million is considered non-cash. Our full-year 2019 net interest expense expectation is maintained at $100 million. Full-year 2019 depreciation, depletion and amortization is expected to be approximately $85 million.
Our 2019 effective tax rate is expected to be approximately 12-14 percent.  Due to our net operating loss position, our cash tax payments are expected to be zero.
We now expect to reach commercial production at our Toledo HBI plant ahead of schedule, in the first half of 2020. Due to the advanced construction timeline and more certain visibility of the start-up date, a portion of the budgeted contingency has been allocated. As a result, our 2019 total capital expenditures expectation was revised to $650 - $700 million. There is no change to the base budget of the HBI project.

Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect our future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

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

•
problems or uncertainties with sales volume or mix, productivity, tons mined, transportation, mine closure obligations, environmental liabilities, employee-benefit costs and other risks of the mining industry;

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

•	our ability to continue to pay cash dividends, and the amount and timing of any cash dividends;

•	our ability to maintain appropriate relations with unions and employees;

•	the ability of our customers, joint venture partners and third party service providers to meet their obligations to us on a timely basis or at all;

•	events or circumstances that could impair or adversely impact the viability of a mine or production plant and the carrying value of associated assets, as well as any resulting impairment charges;

•	uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures and other unexpected events;

•	adverse changes in interest rates and tax laws; and

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting.
For additional factors affecting our business, refer to Part II – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.
Non-GAAP Reconciliation
We present cash cost of goods sold rate per long ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight, which has no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our Mining and Pelletizing operating segment cost of goods sold.

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$482.6	$429.8	$608.7	$548.3
Less:
Freight	45.8	42.3	57.4	53.1
Depreciation, depletion & amortization	19.6	15.6	38.1	31.4
Cash cost of goods sold	$417.2	$371.9	$513.2	$463.8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Bluestone Litigation. On April 7, 2017, the Company was served with an Amended Complaint adding Cliffs, among others, as a defendant to a lawsuit brought by Bluestone Coal Corporation and Double-Bonus Mining Company against Pinnacle Mining Company, LLC and Target Drilling, Inc. in the U.S. District Court for the Southern District of West Virginia.  The Amended Complaint alleged that the defendants deviated from plans authorized by plaintiffs and MSHA in the drilling of a borehole in 2013 and 2014 at the Pinnacle mine and through an inactive portion of plaintiffs’ mine.  Plaintiffs further alleged negligence and trespass in the drilling of the borehole and claimed compensatory and punitive damages due to flooding. On October 3, 2018, the parties reached a settlement in full.  The Court entered an order dismissing the case with prejudice subject to reopening on good cause shown.  Finalization of the settlement was delayed when, on October 14, 2018, Mission Coal Company, LLC and ten of its affiliates, including Pinnacle Mining Company, LLC, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code.  The settlement was eventually finalized on May 2, 2019, and the Company obtained a full release at that time.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs[2]
April 1 - 30, 2019	1,464	$10.38	—	$128,595,269
May 1 - 31, 2019	12,884,533	$9.96	12,884,533	$229,356
June 1 - 30, 2019	—	$—	—	$229,356
	12,885,997	$9.96	12,884,533

[1] Includes 1,464 shares that were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
2 On November 26, 2018, we announced a new share repurchase program which was authorized by the Board of Directors, pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million, excluding commissions and fees. On April 25, 2019, we announced that the Board of Directors increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. The program may be executed through open-market purchases, including through Rule 10b5-1 agreements, or privately negotiated transactions. The authorization is effective until December 31, 2019.

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
4.1
Indenture, dated as of May 13, 2019, among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Cliffs' Form 8-K on May 14, 2019 and incorporated herein by reference)

10.1
Registration Rights Agreement, dated as of May 13, 2019, among Cleveland-Cliffs Inc., the guarantors party thereto and Goldman Sachs & Co. LLC, as the initial purchaser (filed as Exhibit 10.1 to Cliffs' Form 8-K on May 14, 2019 and incorporated herein by reference)

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 19, 2019 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of July 19, 2019 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 19, 2019 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 19, 2019 (filed herewith)

95	Mine Safety Disclosures (filed herewith)
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	July 19, 2019