Form 10-Q
period 2019-09-30
CLEVELAND-CLIFFS INC.
filed 2019-10-23
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 270,082,088 as of October 21, 2019.

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

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$399.3	$823.2
Accounts receivable, net	164.9	226.7
Finished goods inventories	162.2	77.8
Work-in-process inventories	55.2	10.1
Supplies and other inventories	110.8	93.2
Derivative assets	72.8	91.5
Income tax receivable, current	58.7	117.3
Other current assets	40.7	39.8
TOTAL CURRENT ASSETS	1,064.6	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	1,769.9	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	41.6	83.0
Income tax receivable, non-current	62.7	121.3
Deferred income taxes	437.5	464.8
Other non-current assets	114.9	94.9
TOTAL OTHER ASSETS	656.7	764.0
TOTAL ASSETS	$3,491.2	$3,529.6
(continued)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries - (Continued)

	(In Millions)
	September 30, 2019	December 31, 2018
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$212.8	$186.8
Accrued employment costs	57.3	74.0
Accrued interest	34.1	38.4
Derivative liabilities	32.6	3.7
Partnership distribution payable	—	43.5
Other current liabilities	121.7	121.8
TOTAL CURRENT LIABILITIES	458.5	468.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	233.2	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	179.1	172.0
LONG-TERM DEBT	2,109.1	2,092.9
OTHER LIABILITIES	151.4	123.6
TOTAL LIABILITIES	3,131.3	3,105.4
COMMITMENTS AND CONTINGENCIES (REFER TO NOTE 19)
EQUITY
SHAREHOLDERS' EQUITY
Preferred Stock - no par value
Class A - 3,000,000 shares authorized
Class B - 4,000,000 shares authorized
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2018 - 600,000,000 shares);
Issued - 301,886,794 shares (2018 - 301,886,794 shares);
Outstanding - 270,075,445 shares (2018 - 292,611,569 shares)	37.7	37.7
Capital in excess of par value of shares	3,867.7	3,916.7
Retained deficit	(2,889.0)	(3,060.2)
Cost of 31,811,349 common shares in treasury (2018 - 9,275,225 shares)	(390.9)	(186.1)
Accumulated other comprehensive loss	(265.6)	(283.9)
TOTAL EQUITY	359.9	424.2
TOTAL LIABILITIES AND EQUITY	$3,491.2	$3,529.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$515.0	$684.7	$1,357.8	$1,525.9
Freight	40.6	57.1	98.0	110.2
	555.6	741.8	1,455.8	1,636.1
COST OF GOODS SOLD	(400.7)	(480.2)	(1,007.0)	(1,028.5)
SALES MARGIN	154.9	261.6	448.8	607.6
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(25.5)	(29.1)	(82.2)	(78.9)
Miscellaneous – net	(7.8)	(7.0)	(19.0)	(18.7)
	(33.3)	(36.1)	(101.2)	(97.6)
OPERATING INCOME	121.6	225.5	347.6	510.0
OTHER INCOME (EXPENSE)
Interest expense, net	(25.3)	(29.5)	(76.5)	(93.1)
Gain (loss) on extinguishment of debt	—	—	(18.2)	0.2
Other non-operating income	0.3	4.3	1.3	13.1
	(25.0)	(25.2)	(93.4)	(79.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	96.6	200.3	254.2	430.2
INCOME TAX EXPENSE	(4.8)	(0.5)	(23.1)	(14.4)
INCOME FROM CONTINUING OPERATIONS	91.8	199.8	231.1	415.8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(0.9)	238.0	(1.5)	102.8
NET INCOME	$90.9	$437.8	$229.6	$518.6

EARNINGS (LOSS) PER COMMON SHARE – BASIC
Continuing operations	$0.34	$0.67	$0.83	$1.40
Discontinued operations	—	0.80	(0.01)	0.35
	$0.34	$1.47	$0.82	$1.75
EARNINGS (LOSS) PER COMMON SHARE – DILUTED
Continuing operations	$0.33	$0.64	$0.80	$1.37
Discontinued operations	—	0.77	—	0.34
	$0.33	$1.41	$0.80	$1.71
AVERAGE NUMBER OF SHARES (IN THOUSANDS)
Basic	269,960	297,878	278,418	297,587
Diluted	276,578	310,203	287,755	303,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$90.9	$437.8	$229.6	$518.6
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in pension and other post-retirement benefits, net of tax	5.8	6.8	17.3	20.2
Changes in foreign currency translation	—	(228.3)	—	(225.4)
Changes in derivative financial instruments, net of tax	0.4	0.3	1.0	0.8
OTHER COMPREHENSIVE INCOME (LOSS)	6.2	(221.2)	18.3	(204.4)
TOTAL COMPREHENSIVE INCOME	$97.1	$216.6	$247.9	$314.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$229.6	$518.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	63.1	68.6
Deferred income taxes	22.7	—
Loss (gain) on extinguishment of debt	18.2	(0.2)
Change in derivatives	48.4	(136.4)
Gain on foreign currency translation	—	(228.1)
Other	49.4	5.7
Changes in operating assets and liabilities:
Receivables and other assets	156.5	96.2
Inventories	(129.4)	(57.1)
Payables, accrued expenses and other liabilities	(70.4)	(78.6)
Net cash provided by operating activities	388.1	188.7
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(447.9)	(111.4)
Deposits for property, plant and equipment	(12.8)	(83.3)
Other investing activities	11.2	21.0
Net cash used by investing activities	(449.5)	(173.7)
FINANCING ACTIVITIES
Repurchase of common shares	(252.9)	—
Dividends paid	(45.1)	—
Proceeds from issuance of debt	720.9	—
Debt issuance costs	(6.8)	(1.5)
Repurchase of debt	(729.3)	(16.3)
Distributions of partnership equity	(44.2)	(44.2)
Other financing activities	(9.5)	(45.7)
Net cash used by financing activities	(366.9)	(107.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(2.3)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(428.3)	(95.0)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	(4.4)	(13.8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(423.9)	(81.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	823.2	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$399.3	$897.1
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Total
December 31, 2018	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$424.2
Comprehensive income (loss)
Net loss	—	—	—	(22.1)	—	—	(22.1)
Other comprehensive income	—	—	—	—	—	8.4	8.4
Total comprehensive loss							(13.7)
Stock and other incentive plans	1.7	—	(56.5)	—	46.5	—	(10.0)
Common share repurchases	(11.5)	—	—	—	(124.3)	—	(124.3)
Common share dividends ($0.05 per share)	—	—	—	(14.5)	—	—	(14.5)
March 31, 2019	282.8	$37.7	$3,860.2	$(3,096.8)	$(263.9)	$(275.5)	$261.7
Comprehensive income
Net income	—	—	—	160.8	—	—	160.8
Other comprehensive income	—	—	—	—	—	3.7	3.7
Total comprehensive income							164.5
Stock and other incentive plans	0.1	—	3.4	—	1.2	—	4.6
Common share repurchases	(12.9)	—	—	—	(128.6)	—	(128.6)
Common share dividends ($0.06 per share)	—	—	—	(16.6)	—	—	(16.6)
June 30, 2019	270.0	$37.7	$3,863.6	$(2,952.6)	$(391.3)	$(271.8)	$285.6
Comprehensive income
Net income	—	—	—	90.9	—	—	90.9
Other comprehensive income	—	—	—	—	—	6.2	6.2
Total comprehensive income							97.1
Stock and other incentive plans	0.1	—	4.1	—	0.4	—	4.5
Common share dividends ($0.10 per share)	—	—	—	(27.3)	—	—	(27.3)
September 30, 2019	270.1	$37.7	$3,867.7	$(2,889.0)	$(390.9)	$(265.6)	$359.9

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
December 31, 2017	297.4	$37.7	$3,933.9	$(4,207.3)	$(169.6)	$(39.0)	$0.2	$(444.1)
Adoption of accounting standard	—	—	—	34.0	—	—	—	34.0
Comprehensive income (loss)
Net loss	—	—	—	(84.3)	—	—	—	(84.3)
Other comprehensive income	—	—	—	—	—	7.7	—	7.7
Total comprehensive loss								(76.6)
Stock and other incentive plans	0.3	—	(15.8)	—	17.7	—	—	1.9
March 31, 2018	297.7	$37.7	$3,918.1	$(4,257.6)	$(151.9)	$(31.3)	$0.2	$(484.8)
Comprehensive income
Net income	—	—	—	165.1	—	—	—	165.1
Other comprehensive income	—	—	—	—	—	9.1	—	9.1
Total comprehensive income								174.2
Distributions to noncontrolling interest	—	—	—		—	—	(0.2)	(0.2)
Stock and other incentive plans	0.1	—	0.2	—	4.3	—	—	4.5
June 30, 2018	297.8	$37.7	$3,918.3	$(4,092.5)	$(147.6)	$(22.2)	$—	$(306.3)
Comprehensive income (loss)
Net income	—	—	—	437.8	—	—	—	437.8
Other comprehensive loss	—	—	—	—	—	(221.2)		(221.2)
Total comprehensive income								216.6
Stock and other incentive plans	0.2	—	(5.0)	—	8.5	—	—	3.5
September 30, 2018	298.0	$37.7	$3,913.3	$(3,654.7)	$(139.1)	$(243.4)	$—	$(86.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.
We have two reportable segments - the Mining and Pelletizing segment and the Metallics segment. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations.
As more fully described in the Form 10-K for the year ended December 31, 2018, in 2018 we committed to a course of action leading to the permanent closure of the Asia Pacific Iron Ore mining operations. As a result of our exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all Asia Pacific Iron Ore operating segment results are classified within discontinued operations. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information.
Basis of Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the following operations as of September 30, 2019:

Name	Location	Business Segment	Status of Operations
Northshore	Minnesota	Mining and Pelletizing	Active
United Taconite	Minnesota	Mining and Pelletizing	Active
Tilden	Michigan	Mining and Pelletizing	Active
Empire	Michigan	Mining and Pelletizing	Indefinitely Idled
Toledo HBI	Ohio	Metallics	Construction Stage

Intercompany transactions and balances are eliminated upon consolidation.
Equity Method Investments
Our 23% ownership interest in Hibbing is recorded as an equity method investment. As of September 30, 2019 and December 31, 2018, our investment in Hibbing was $14.0 million and $15.4 million, respectively, classified as Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency and the functional currency of all subsidiaries is the U.S. dollar. In August 2018, management determined that there were significant changes in economic factors related to our Australian subsidiaries. The change in economic factors was a result of the sale and conveyance of substantially all assets and liabilities of our Australian subsidiaries to third parties, representing a significant change in operations. As such, the functional currency for the Australian subsidiaries changed from the Australian dollar to the U.S. dollar, requiring all remaining Australian denominated monetary balances to be remeasured through the Statements of Unaudited Condensed Consolidated Operations.

As a result of the liquidation of the Australian subsidiaries' assets, the historical impact of foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position of $228.1 million was reclassified and recognized as a gain in Income (loss) from discontinued operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2018. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information regarding our Australian subsidiaries.
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
Issued and Not Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), which introduces a new accounting model, Current Expected Credit Losses ("CECL"). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We plan to adopt this standard on its effective date of January 1, 2020, and do not expect the standard to have a material effect on our consolidated financial statements.
NOTE 3 - SEGMENT REPORTING
In alignment with our strategic goals, our Company’s continuing operations are organized and managed in two operating segments according to our differentiated products. Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Our Metallics segment includes our HBI production plant in Toledo, Ohio, which is currently under construction and expected to be completed during the first half of 2020. During the second quarter of 2019, Northshore mine began supplying DR-grade pellets to our Metallics segment, which will be used as feedstock for the HBI production plant when we begin production in 2020. All intersegment sales were eliminated in consolidation.
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

The following tables present a summary of our reportable segments including a reconciliation of segment revenues to total Revenues from product sales and services, segment sales margin to total Sales margin and a reconciliation of Net income to EBITDA and Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Mining and Pelletizing	Metallics	Total	Mining and Pelletizing	Metallics	Total
Operating segment revenues from product sales and services	$590.6	$—	$590.6	$1,494.8	$—	$1,494.8
Elimination of intersegment revenues	(35.0)	—	(35.0)	(39.0)	—	(39.0)
Total revenues from product sales and services	$555.6	$—	$555.6	$1,455.8	$—	$1,455.8

Operating segment sales margin	$165.8	$—	$165.8	$461.3	$—	$461.3
Elimination of intersegment sales margin	(10.9)	—	(10.9)	(12.5)	—	(12.5)
Total sales margin	$154.9	$—	$154.9	$448.8	$—	$448.8
Revenues from product sales and services of $741.8 million and $1,636.1 million, respectively, and sales margin of $261.6 million and $607.6 million, respectively, related to our Mining and Pelletizing segment accounted for all of our consolidated revenues and sales margin for the three and nine months ended September 30, 2018.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$90.9	$437.8	$229.6	$518.6
Less:
Interest expense, net	(25.4)	(29.7)	(76.8)	(95.5)
Income tax expense	(4.8)	(0.5)	(23.1)	(14.4)
Depreciation, depletion and amortization	(22.2)	(19.2)	(63.1)	(68.6)
EBITDA	$143.3	$487.2	$392.6	$697.1
Less:
Impact of discontinued operations	$(0.8)	$238.2	$(1.2)	$120.4
Gain (loss) on extinguishment of debt	—	—	(18.2)	0.2
Severance costs	—	—	(1.7)	—
Foreign exchange remeasurement	—	(0.2)	—	(0.7)
Impairment of long-lived assets	—	(1.1)	—	(1.1)
Adjusted EBITDA	$144.1	$250.3	$413.7	$578.3

EBITDA:
Mining and Pelletizing	$177.5	$273.1	$494.9	$641.6
Metallics	(2.1)	(1.0)	(4.0)	(2.5)
Corporate and Other (including discontinued operations)	(32.1)	215.1	(98.3)	58.0
Total EBITDA	$143.3	$487.2	$392.6	$697.1

Adjusted EBITDA:
Mining and Pelletizing	$182.7	$279.5	$510.7	$657.9
Metallics	(2.1)	(1.0)	(4.0)	(2.5)
Corporate	(36.5)	(28.2)	(93.0)	(77.1)
Total Adjusted EBITDA	$144.1	$250.3	$413.7	$578.3
The following table summarizes our depreciation, depletion and amortization and capital additions:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation, depletion and amortization:
Mining and Pelletizing	$20.8	$17.8	$58.9	$49.2
Corporate	1.4	1.4	4.2	4.2
Total depreciation, depletion and amortization	$22.2	$19.2	$63.1	$53.4

Capital additions[1]:
Mining and Pelletizing	$22.1	$51.8	$104.5	$97.2
Metallics	160.5	40.6	398.0	143.6
Corporate	2.1	0.2	3.1	1.1
Total capital additions	$184.7	$92.6	$505.6	$241.9

[1] Refer to NOTE 16 - CASH FLOW INFORMATION for additional information.

A summary of assets by segment is as follows:

	(In Millions)
	September 30, 2019	December 31, 2018
Assets:
Mining and Pelletizing	$1,793.9	$1,694.1
Metallics	708.5	265.9
Total segment assets	2,502.4	1,960.0
Corporate and Other (including discontinued operations)	988.8	1,569.6
Total assets	$3,491.2	$3,529.6

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
Most of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue recorded in accordance with Topic 606 is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following published rates: Platts 62% Price, Atlantic Basin pellet premiums, Platts international indexed freight rates and changes in specified PPI, including industrial commodities, fuel and steel. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with Topic 815. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS for further information on how our estimated and final revenue rates are determined.
A supply agreement with one customer provides for supplemental revenue or refunds based on the hot-rolled coil steel price in the year the iron ore is consumed in the customer’s blast furnaces. As control transfers prior to consumption, the supplemental revenue or refunds are recorded in accordance with ASC Topic 815. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS for further information on supplemental revenue or refunds.
Included within Revenues from product sales and services related to Topic 815 is a derivative loss of $40.9 million and a derivative gain of $43.4 million for the three and nine months ended September 30, 2019, respectively, and derivative gains of $135.9 million and $334.4 million for the three and nine months ended September 30, 2018, respectively.
Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2019	2018	2019	2018
Opening balance as of January 1	$21.0	$23.8	$38.5	$51.4
Closing balance as of September 30	18.3	16.1	30.0	42.8
Decrease	$(2.7)	$(7.7)	$(8.5)	$(8.6)

The terms of one of our pellet supply agreements required supplemental payments to be paid by the customer during the period 2009 through 2012. Installment amounts received under this arrangement in excess of sales were classified as Other current liabilities and Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position upon receipt of payment. Revenue is recognized over the life of the supply agreement, which extends until 2022, in equal annual installments. As of September 30, 2019 and December 31, 2018, installment amounts received in excess of sales totaled $42.8 million and $51.3 million, respectively, related to this agreement. As of September 30, 2019 and December 31, 2018, deferred revenue of $12.8 million was recorded in Other current liabilities and $30.0 million and $38.5 million, respectively, was recorded as long-term in Other liabilities in the Statements of Unaudited Condensed Consolidated Financial Position, related to this agreement.
Due to the payment terms and the timing of cash receipts near a period end, cash receipts can exceed shipments for certain customers. Revenue recognized on these transactions totaling $5.5 million and $8.2 million was deferred and included in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2019 and December 31, 2018, respectively.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	September 30, 2019	December 31, 2018
Land rights and mineral rights	$549.7	$549.6
Office and information technology	72.9	70.0
Buildings	101.2	87.2
Mining equipment	577.0	548.5
Processing equipment	755.5	645.8
Electric power facilities	58.7	58.7
Land improvements	23.8	23.8
Asset retirement obligation	14.8	14.8
Other	29.2	25.2
Construction-in-progress	668.9	284.8
	2,851.7	2,308.4
Allowance for depreciation and depletion	(1,081.8)	(1,022.4)
	$1,769.9	$1,286.0

We recorded capitalized interest into property, plant and equipment of $7.0 million and $16.9 million for the three and nine months ended September 30, 2019, respectively, and $1.8 million and $3.9 million for the three and nine months ended September 30, 2018, respectively.

NOTE 6 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
September 30, 2019
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(4.9)	$(1.9)	$393.2
Unsecured Notes:
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(4.8)	(67.7)	243.8
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	473.3	(3.8)	(5.8)	463.7
$750 Million 5.875% 2027 Senior Notes	6.49%	750.0	(6.5)	(28.0)	715.5
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.2)	(3.3)	292.9
ABL Facility	N/A	450.0	N/A	N/A	—
Long-term debt					$2,109.1

(In Millions)
December 31, 2018
Debt Instrument	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Secured Notes:
$400 Million 4.875% 2024 Senior Notes	5.00%	$400.0	$(5.7)	$(2.2)	$392.1
Unsecured Notes:
$700 Million 4.875% 2021 Senior Notes	4.89%	124.0	(0.2)	—	123.8
$316.25 Million 1.50% 2025 Convertible Senior Notes	6.26%	316.3	(5.5)	(75.6)	235.2
$1.075 Billion 5.75% 2025 Senior Notes	6.01%	1,073.3	(9.9)	(14.6)	1,048.8
$800 Million 6.25% 2040 Senior Notes	6.34%	298.4	(2.3)	(3.3)	292.8
ABL Facility	N/A	450.0	N/A	N/A	—
Fair Value Adjustment to Interest Rate Hedge					0.2
Long-term debt					$2,092.9

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
Debt issuance costs of $6.8 million were incurred related to the offering of the 5.875% 2027 Senior Notes and are included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.
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

	(In Millions)
	Nine Months Ended September 30, 2019
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment
$700 Million 4.875% 2021 Senior Notes	$124.0	$(5.3)
$1.075 Billion 5.75% 2025 Senior Notes	600.0	(12.9)
	$724.0	$(18.2)

Debt Extinguishments - 2018
The following is a summary of the debt extinguished with cash and the respective gain on extinguishment:

	(In Millions)
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Debt Instrument	Debt Extinguished	Gain on Extinguishment	Debt Extinguished	Gain on Extinguishment
$400 Million 5.90% 2020 Senior Notes	$—	$—	$0.5	$—
$500 Million 4.80% 2020 Senior Notes	—	—	0.1	—
$700 Million 4.875% 2021 Senior Notes	1.0	—	14.2	0.1
$1.075 Billion 5.75% 2025 Senior Notes	—	—	1.7	0.1
	$1.0	$—	$16.5	$0.2

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2019:

(In Millions)
Maturities of Debt
2019	$—
2020	—
2021	—
2022	—
2023	—
2024	400.0
2025 and thereafter	1,838.0
Total maturities of debt	$2,238.0

ABL Facility
The following represents a summary of our borrowing capacity under the ABL Facility:

	(In Millions)
	September 30, 2019	December 31, 2018
Available borrowing base on ABL Facility[1]	$400.8	$323.7
Letter of credit obligations[2]	(34.1)	(55.0)
Borrowing capacity available[3]	$366.7	$268.7

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
3 As of September 30, 2019 and December 31, 2018, we had no loans drawn under the ABL Facility.

NOTE 7 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$—	$272.5	$—	$272.5
Derivative assets	—	—	72.8	72.8
Total	$—	$272.5	$72.8	$345.3
Liabilities:
Derivative liabilities	$—	$2.4	$30.2	$32.6
Total	$—	$2.4	$30.2	$32.6

	(In Millions)
	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$0.8	$542.6	$—	$543.4
Derivative assets	—	0.1	91.4	91.5
Total	$0.8	$542.7	$91.4	$634.9
Liabilities:
Derivative liabilities	$—	$3.7	$—	$3.7
Total	$—	$3.7	$—	$3.7

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
The Level 3 assets and liabilities consist of a freestanding derivative instrument related to a certain supply agreement and derivative assets and liabilities related to certain provisional pricing arrangements with our customers.
The supply agreement included in our Level 3 assets contains provisions for supplemental revenue or refunds based on the hot-rolled coil steel price in the year the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as a derivative instrument at the time of sale and adjust the derivative instrument to fair value through Product revenues each reporting period until the product is consumed and the amounts are settled. We had assets of $71.2 million and $89.3 million at September 30, 2019 and December 31, 2018, respectively, related to this supply agreement.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative instrument and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $1.6 million and $2.1 million related to provisional pricing arrangements at September 30, 2019 and December 31, 2018, respectively. In addition, we had liabilities of $30.2 million related to provisional pricing arrangements at September 30, 2019.
The following table illustrates information about qualitative and quantitative inputs and assumptions for the assets and liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	(In Millions) Fair Value at September 30, 2019	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreement	$71.2	Derivative assets	Market Approach	Management's Estimate of Hot-Rolled Coil Steel Price per net ton	$631 - $700 $(633)
Provisional pricing arrangements	$1.6	Derivative assets	Market Approach	Management's Estimate of Platts 62% Price per dry metric ton for respective contract period	$100
Provisional pricing arrangements	$30.2	Derivative liabilities	Market Approach	PPI Estimates	172 - 214 (198)
				Management's Estimate of Platts 62% Price per dry metric ton for respective contract period	$87 - $100 $(96)
				Atlantic Basin Pellet Premium per metric ton	$59

The significant unobservable input used in the fair value measurement of our customer supply agreement is a forward-looking estimate of the hot-rolled coil steel price determined by management.
The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements for our derivative assets and liabilities include management's estimate of Platts 62% Price based upon current market data and index pricing, which includes forward-looking estimates determined by management. Our significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements for our derivative liabilities also include estimates for PPI data and the Atlantic Basin pellet premium.

The following tables reconcile the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$118.1	$174.6	$91.4	$49.5
Total gains (losses) included in earnings	(6.5)	139.0	83.1	341.8
Settlements	(38.8)	(123.0)	(101.7)	(200.7)
Ending balance - September 30	$72.8	$190.6	$72.8	$190.6
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$(6.5)	$15.9	$81.8	$141.0

	(In Millions)
	Level 3 Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$—	$(3.0)	$—	$(1.7)
Total losses included in earnings	(34.4)	(3.1)	(39.7)	(7.4)
Settlements	4.2	0.4	9.5	3.4
Ending balance - September 30	$(30.2)	$(5.7)	$(30.2)	$(5.7)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(30.2)	$(2.7)	$(30.2)	$(5.7)

The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximates fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		September 30, 2019		December 31, 2018
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Secured Notes
$400 Million 4.875% 2024 Senior Notes	Level 1	$393.2	$408.9	$392.1	$370.2
Unsecured Notes
$700 Million 4.875% 2021 Senior Notes	Level 1	—	—	123.8	122.3
$316.25 Million 1.50% 2025 Convertible Senior Notes	Level 1	243.8	345.8	235.2	352.4
$1.075 Billion 5.75% 2025 Senior Notes	Level 1	463.7	466.2	1,048.8	962.0
$750 Million 5.875% 2027 Senior Notes	Level 1	715.5	712.2	—	—
$800 Million 6.25% 2040 Senior Notes	Level 1	292.9	254.4	292.8	232.8
ABL Facility	Level 2	—	—	—	—
Fair value adjustment to interest rate hedge	Level 2	—	—	0.2	0.2
Total long-term debt		$2,109.1	$2,187.5	$2,092.9	$2,039.9

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
On August 12, 2019, Cliffs Mining Company, our subsidiary, ceased performing manager duties at Hibbing and transitioned those duties to ArcelorMittal.  In connection with this transition, Cliffs Mining Company and ArcelorMittal entered into a transition agreement, pursuant to which the Ore Mining Companies Pension Plan previously sponsored by Cliffs Mining Company is now sponsored by ArcelorMittal Hibbing Management LLC. In connection with the transfer of manager duties at Hibbing, Hibbing employees previously employed by Cliffs Mining Company concluded their employment and became employed by an ArcelorMittal controlled group entity. All non-Hibbing active and retired participants were transferred to our salaried pension plan. This transition did not have a material impact on our consolidated financial statements in the three or nine months ended September 30, 2019.

The following are the components of defined benefit pension and OPEB costs:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$4.6	$4.7	$12.9	$14.0
Interest cost	8.9	7.6	26.2	22.7
Expected return on plan assets	(13.7)	(15.0)	(41.0)	(45.0)
Amortization:
Prior service costs	0.3	0.6	0.9	1.7
Net actuarial loss	5.9	5.3	17.7	15.9
Net periodic benefit cost	$6.0	$3.2	$16.7	$9.3

Other Postretirement Employment Benefits Credits

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$0.5	$0.6	$1.3	$1.6
Interest cost	2.3	2.1	7.0	6.2
Expected return on plan assets	(4.2)	(4.6)	(12.6)	(13.8)
Amortization:
Prior service credits	(0.5)	(0.7)	(1.5)	(2.2)
Net actuarial loss	1.3	1.3	3.8	3.8
Net periodic benefit credit	$(0.6)	$(1.3)	$(2.0)	$(4.4)

Based on funding requirements, we made defined benefit pension contributions of $5.6 million and $12.3 million for the three and nine months ended September 30, 2019, respectively, compared to defined benefit pension contributions of $18.3 million and $23.9 million for the three and nine months ended September 30, 2018, respectively. OPEB contributions are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions were required or made for the three and nine months ended September 30, 2019 and 2018.
NOTE 9 - STOCK COMPENSATION PLANS
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

NOTE 10 - INCOME TAXES
Our 2019 estimated annual effective tax rate before discrete items as of September 30, 2019 is 9.6%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations. The 2018 estimated annual effective tax rate before discrete items as of September 30, 2018 was 0.1%, which was significantly lower due to the reversal of valuation allowances in the same period.
For the three and nine months ended September 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2018, we recorded discrete items that resulted in an income tax expense of $0.2 million and $13.9 million, respectively. The $13.9 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable, non-current in our Statements of Unaudited Condensed Consolidated Financial Position based on sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. This position was subsequently reversed by the Internal Revenue Service during the fourth quarter of 2018. The prior-year period expense was a reduction of an asset and did not result in a cash tax outlay.
NOTE 11 - ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS
The following is a summary of our environmental and mine closure obligations:

	(In Millions)
	September 30, 2019	December 31, 2018
Environmental	$2.1	$2.5
Mine closure[1]	179.5	172.4
Total environmental and mine closure obligations	181.6	174.9
Less current portion	2.5	2.9
Long-term environmental and mine closure obligations	$179.1	$172.0

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
The following is a roll forward of our mine closure obligation liability:

	(In Millions)
	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Asset retirement obligation at beginning of period	$172.4	$168.4
Accretion expense	7.6	9.5
Remediation payments	(0.5)	(1.0)
Revision in estimated cash flows	—	(4.5)
Asset retirement obligation at end of period	$179.5	$172.4

NOTE 12 - DERIVATIVE INSTRUMENTS
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	Derivative Assets				Derivative Liabilities
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts		$—	Derivative assets	$0.1	Derivative liabilities	$2.4	Derivative liabilities	$3.7
Derivatives not designated as hedging instruments under ASC 815:
Customer supply agreement	Derivative assets	$71.2	Derivative assets	$89.3		$—		$—
Provisional pricing arrangements	Derivative assets	1.6	Derivative assets	2.1	Derivative liabilities	30.2		—
Total derivatives not designated as hedging instruments under ASC 815		$72.8		$91.4		$30.2		$—
Total derivatives		$72.8		$91.5		$32.6		$3.7

Derivatives Designated as Hedging Instruments - Cash Flow Hedges
Commodity Contracts
The following table presents our outstanding hedge contracts:

	(In Millions)
	September 30, 2019			December 31, 2018
	Notional Amount	Unit of Measure	Varying Maturity Dates	Notional Amount	Unit of Measure	Varying Maturity Dates
Natural gas	7.0	MMBtu	October 2019 - November 2020	1.8	MMBtu	January 2019 - August 2019
Diesel	2.4	Gallons	October 2019 - December 2019	11.0	Gallons	January 2019 - December 2019

Derivatives Not Designated as Hedging Instruments
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the hot-rolled coil steel price at the time the iron ore product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative instrument and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value through Product revenues each reporting period based upon current market data and forward-looking estimates provided by management until the pellets are consumed and the price is settled.
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

The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

		(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,

		2019	2018	2019	2018
Customer supply agreements	Product revenues	$7.6	$139.7	$82.2	$337.1
Provisional pricing arrangements	Product revenues	(48.5)	(3.8)	(38.8)	(2.7)
Total		$(40.9)	$135.9	$43.4	$334.4

Refer to NOTE 7 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 13 - DISCONTINUED OPERATIONS
The information below sets forth selected financial information related to operating results of our businesses classified as discontinued operations, which include our former Asia Pacific Iron Ore, North American Coal and Canadian operations. While the reclassification of revenues and expenses related to discontinued operations from prior periods have no impact upon previously reported Net income, the Statements of Unaudited Condensed Consolidated Operations present the revenues and expenses that were reclassified from the specified line items to Income (loss) from discontinued operations, net of tax and the Statements of Unaudited Condensed Consolidated Financial Position present the assets and liabilities that were reclassified from the specified line items to Other current assets, Other current liabilities and Other liabilities. The charts below provide an asset group breakout for each financial statement line impacted by discontinued operations.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from discontinued operations, net of tax
Asia Pacific Iron Ore	$(0.1)	$242.3	$(1.1)	$117.6
North American Coal	(0.8)	(4.3)	(0.4)	(4.2)
Canadian Operations	—	—	—	(10.6)
	$(0.9)	$238.0	$(1.5)	$102.8

	(In Millions)
	Nine Months Ended September 30,
	2019	2018
Net cash used by operating activities
Asia Pacific Iron Ore	$(1.9)	$(77.0)
Canadian Operations	—	(14.6)
	$(1.9)	$(91.6)

Net cash provided by investing activities
Asia Pacific Iron Ore	$0.1	$17.8
	$0.1	$17.8

For the nine months ended September 30, 2018, we had $27.1 million of non-cash financing activities related to the release of asset retirement obligations at Asia Pacific Iron Ore as part of the sale of substantially all remaining assets.

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
During 2018, we sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our exit, management determined that our Asia Pacific Iron Ore operating segment met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial Statements. As such, all Asia Pacific Iron Ore operating segment results are classified within discontinued operations.
Income (Loss) from Discontinued Operations

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) from Discontinued Operations	2019	2018	2019	2018
Revenues from product sales and services	$—	$—	$—	$129.1
Cost of goods sold	—	(0.5)	—	(230.7)
Sales margin	—	(0.5)	—	(101.6)
Other operating expense	—	14.8	(0.8)	(4.0)
Other expense	(0.1)	(0.1)	(0.3)	(2.3)
Gain on foreign currency translation	—	228.1	—	228.1
Impairment of long-lived assets	—	—	—	(2.6)
Income (loss) from discontinued operations, net of tax	$(0.1)	$242.3	$(1.1)	$117.6

Gain on Foreign Currency Translation
As a result of the liquidation of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position totaling $228.1 million was reclassified and recognized as a gain in Income (loss) from discontinued operations, net of tax in the Statements of Unaudited Condensed Consolidated Operations for the three and nine months ended September 30, 2018.
Canadian Operations
During 2015, we announced that the Bloom Lake Group and the Wabush Group commenced restructuring proceedings in Montreal, Quebec under the CCAA to address the immediate liquidity issues and to preserve and protect their assets for the benefit of all stakeholders while restructuring and/or sale options were explored.
The Bloom Lake Group and the Wabush Group filed a joint plan of compromise and arrangement that was approved by the required majorities of each unsecured creditor class and was sanctioned by the Court in June 2018. During July 2018, amendments were made to the plan to address the manner in which certain distributions under the plan would be effected and the plan was implemented.
During the third quarter of 2018, under the terms of the amended plan, we and certain of our wholly-owned subsidiaries made a C$19.0 million cash contribution to the Wabush Group pension plans and agreed to contribute into the CCAA estate any remaining distributions or payments we may be entitled to receive as creditors of the Bloom Lake Group and the Wabush Group for distribution to other creditors.  The original plan did not resolve certain employee claims asserted against us and certain of our affiliates outside of the CCAA proceedings. The amended plan resolved those employee claims, all claims by the Bloom Lake Group, the Wabush Group and their respective creditors against us as well as all of our claims against the Bloom Lake Group and the Wabush Group.

NOTE 14 - SHAREHOLDERS' EQUITY
Share Repurchase Program
On November 26, 2018, we announced a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million, excluding commissions and fees. On April 24, 2019, we announced that our Board of Directors increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. During the nine months ended September 30, 2019, we repurchased 24.4 million common shares at a cost of $252.9 million in the aggregate, including commissions and fees. As of September 30, 2019, there was $0.2 million available under the authorization. The share repurchase program is effective until December 31, 2019.
Dividends
On September 3, 2019, our Board of Directors declared a regular quarterly cash dividend on our common shares of $0.06 per share. In addition, on September 3, 2019, our Board of Directors declared a special cash dividend of $0.04 per share, for a total dividend distribution of $0.10 per share. We have accrued dividends recorded of $28.2 million in Other current liabilities in the Statements of Unaudited Condensed Consolidated Financial Position as of September 30, 2019. Subsequent to quarter end, on October 15, 2019, both the regular and special cash dividends were paid to shareholders of record as of the close of business on October 4, 2019.
On May 31, 2019, our Board of Directors declared a quarterly cash dividend on our common shares of $0.06 per share. The cash dividend was paid on July 15, 2019, to our shareholders of record as of the close of business on July 5, 2019. On each of October 18, 2018 and February 19, 2019, our Board of Directors declared a quarterly cash dividend on our common shares of $0.05 per share. The cash dividends were paid on January 15, 2019 and April 15, 2019, to our shareholders of record as of the close of business on January 4, 2019 and April 5, 2019, respectively.
NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to shareholders’ equity (deficit):

	(In Millions)
	Postretirement Benefit Liability, net of tax	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2018	$(281.1)	$(2.8)	$(283.9)
Other comprehensive income before reclassifications	0.2	2.5	2.7
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
March 31, 2019	$(275.4)	$(0.1)	$(275.5)
Other comprehensive income (loss) before reclassifications	0.3	(2.3)	(2.0)
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
June 30, 2019	$(269.6)	$(2.2)	$(271.8)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(0.2)
Net loss reclassified from accumulated other comprehensive loss	5.5	0.9	6.4
September 30, 2019	$(263.8)	$(1.8)	$(265.6)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(263.9)	$225.4	$(0.5)	$(39.0)
Other comprehensive income before reclassifications	0.5	0.7	0.4	1.6
Net loss (gain) reclassified from accumulated other comprehensive loss	6.2	—	(0.1)	6.1
March 31, 2018	$(257.2)	$226.1	$(0.2)	$(31.3)
Other comprehensive income before reclassifications	0.2	2.2	0.2	2.6
Net loss reclassified from accumulated other comprehensive loss	6.5	—	—	6.5
June 30, 2018	$(250.5)	$228.3	$—	$(22.2)
Other comprehensive income (loss) before reclassifications	0.3	(0.2)	0.2	0.3
Net loss (gain) reclassified from accumulated other comprehensive loss	6.5	(228.1)	0.1	(221.5)
September 30, 2018	$(243.7)	$—	$0.3	$(243.4)

The following table reflects the details about Accumulated other comprehensive loss components related to shareholders’ equity (deficit):

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of pension and OPEB liability:
Prior service credits	$(0.2)	$(0.1)	$(0.6)	$(0.5)	Other non-operating income
Net actuarial loss	7.2	6.6	21.5	19.7	Other non-operating income
	$7.0	$6.5	$20.9	$19.2
	(1.5)	—	(4.4)	—	Income tax expense
	$5.5	$6.5	$16.5	$19.2	Net of taxes

Changes in foreign currency translation:
Gain on foreign currency translation	$—	$(228.1)	$—	$(228.1)	Income (loss) from discontinued operations, net of tax
	$—	$(228.1)	$—	$(228.1)

Unrealized loss (gain) on derivative financial instruments:
Commodity contracts	$1.2	$0.1	$1.7	$—	Cost of goods sold
	(0.3)	—	(0.4)	—	Income tax expense
	$0.9	$0.1	$1.3	$—	Net of taxes

Total reclassifications for the period, net of tax	$6.4	$(221.5)	$17.8	$(208.9)

NOTE 16 - CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2019	2018
Capital additions[1]	$505.6	$242.0
Less:
Non-cash accruals	26.1	42.2
Right-of-use assets – finance leases	29.3	7.6
Grants	(10.5)	(2.5)
Cash paid for capital expenditures including deposits	$460.7	$194.7

[1] Includes capital additions related to discontinued operations of $0.1 million, for the nine months ended September 30, 2018.

Non-Cash Financing Activities - Declared Dividends
On September 3, 2019, our Board of Directors declared a regular quarterly and special cash dividend on our common shares, for a total of $0.10 per share. The cash dividend of $27.0 million was paid on October 15, 2019 to shareholders of record as of the close of business on October 4, 2019.
NOTE 17 - RELATED PARTIES
Hibbing is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. In 2018, we tendered our resignation as the mine manager of the Hibbing mine and we transitioned this role to the majority owner in August 2019. The following is a summary of the mine ownership of the co-owned iron ore mine at September 30, 2019:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal	U.S. Steel
Hibbing	23.0%	62.3%	14.7%

Product revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenues from related parties	$262.0	$392.4	$718.9	$863.8
Total product revenues	$515.0	$684.7	$1,357.8	$1,525.9
Related party product revenue as a percent of total product revenue	50.9%	57.3%	52.9%	56.6%

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	September 30, 2019	December 31, 2018
Accounts receivable, net	$108.7	$176.0
Derivative assets	71.2	89.3
Other current assets	0.2	—
Derivative liabilities	(26.1)	—
Partnership distribution payable	—	(43.5)
Other current liabilities	(1.4)	(1.8)
	$152.6	$220.0

A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the hot-rolled coil steel price at the time the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS for further information.
During 2017, our ownership interest in Empire increased to 100% as we reached an agreement to distribute the noncontrolling interest net assets of $132.7 million to ArcelorMittal, in exchange for its interest in Empire. The net assets were agreed to be distributed in three installments of $44.2 million each, the balance of which was recorded in Partnership distribution payable in the Statements of Unaudited Condensed Consolidated Financial Position. The final installment was paid in August 2019.
NOTE 18 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations	$91.8	$199.8	$231.1	$415.8
Income (loss) from discontinued operations, net of tax	(0.9)	238.0	(1.5)	102.8
Net income	$90.9	$437.8	$229.6	$518.6

Weighted average number of shares:
Basic	270.0	297.9	278.4	297.6
Convertible senior notes	3.7	8.0	5.8	1.9
Employee stock plans	2.9	4.3	3.6	4.0
Diluted	276.6	310.2	287.8	303.5

Earnings (loss) per common share - basic:
Continuing operations	$0.34	$0.67	$0.83	$1.40
Discontinued operations	—	0.80	(0.01)	0.35
	$0.34	$1.47	$0.82	$1.75

Earnings (loss) per common share - diluted:
Continuing operations	$0.33	$0.64	$0.80	$1.37
Discontinued operations	—	0.77	—	0.34
	$0.33	$1.41	$0.80	$1.71

NOTE 19 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
HBI production plant
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio. We now expect to reach commercial production ahead of schedule, in the first half of 2020. Due to the advanced construction timeline and more certain visibility of the start–up date, a portion of the budgeted contingency has been allocated. In total, we expect to spend approximately $830 million plus a contingency of up to 20% on the HBI production plant, excluding capitalized interest, through 2020. As of September 30, 2019, we have contracts and purchase orders in place for approximately $390 million. We expect cash capital expenditures of approximately $180 million during the remaining three months of 2019 and approximately $245 million during 2020.
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
The following presents the unaudited condensed consolidating financial information for: (i) the Parent Company and the Issuer of the guaranteed obligations (Cleveland-Cliffs Inc.); (ii) the Guarantor subsidiaries, on a combined basis; (iii) the non-guarantor subsidiaries, on a combined basis; (iv) consolidating eliminations; and (v) Cleveland-Cliffs Inc. and subsidiaries on a consolidated basis. Each Guarantor subsidiary is 100% owned by the Parent Company as of September 30, 2019 and December 31, 2018. The unaudited condensed consolidating financial information is presented as if the Guarantor structure at September 30, 2019 existed for all periods presented.
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
(b) designation of any Guarantor subsidiary as an “excluded subsidiary” (as defined in the Indentures); or
(c) defeasance or satisfaction and discharge of the Indentures.
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

Unaudited Condensed Consolidating Statement of Financial Position
As of September 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396.2	$0.4	$2.7	$—	$399.3
Accounts receivable, net	7.4	161.4	0.2	(4.1)	164.9
Finished goods inventories	—	162.2	—	—	162.2
Work-in-process inventories	—	55.2	—	—	55.2
Supplies and other inventories	—	110.8	—	—	110.8
Derivative assets	—	72.8	—	—	72.8
Income tax receivable, current	58.7	—	—	—	58.7
Other current assets	9.3	22.9	8.5	—	40.7
TOTAL CURRENT ASSETS	471.6	585.7	11.4	(4.1)	1,064.6
PROPERTY, PLANT AND EQUIPMENT, NET	12.3	1,706.8	50.8	—	1,769.9
OTHER ASSETS
Deposits for property, plant and equipment	—	27.1	14.5	—	41.6
Income tax receivable, non-current	58.6	4.1	—	—	62.7
Deferred income taxes	436.3	—	1.2	—	437.5
Investment in subsidiaries	1,780.5	39.7	—	(1,820.2)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	15.6	98.0	1.3	—	114.9
TOTAL OTHER ASSETS	2,291.0	168.9	138.3	(1,941.5)	656.7
TOTAL ASSETS	$2,774.9	$2,461.4	$200.5	$(1,945.6)	$3,491.2
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4.7	$207.8	$4.4	$(4.1)	$212.8
Accrued employment costs	17.1	40.1	0.1	—	57.3
Accrued interest	34.1	—	—	—	34.1
Derivative liabilities	2.4	30.2	—	—	32.6
Partnership distribution payable	—	—	—	—	—
Other current liabilities	38.5	75.9	7.3	—	121.7
TOTAL CURRENT LIABILITIES	96.8	354.0	11.8	(4.1)	458.5
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	63.3	414.2	(244.3)	—	233.2
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	159.7	19.4	—	179.1
LONG-TERM DEBT	2,109.1	—	—	—	2,109.1
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	24.5	120.8	6.1	—	151.4
TOTAL LIABILITIES	2,415.0	1,048.7	(207.0)	(125.4)	3,131.3
EQUITY
TOTAL EQUITY	359.9	1,412.7	407.5	(1,820.2)	359.9
TOTAL LIABILITIES AND EQUITY	$2,774.9	$2,461.4	$200.5	$(1,945.6)	$3,491.2

Unaudited Condensed Consolidating Statement of Financial Position
As of December 31, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$819.8	$0.7	$2.7	$—	$823.2
Accounts receivable, net	9.2	221.3	0.3	(4.1)	226.7
Finished goods inventories	—	77.8	—	—	77.8
Work-in-process inventories	—	10.1	—	—	10.1
Supplies and other inventories	—	93.2	—	—	93.2
Derivative assets	0.1	91.4	—	—	91.5
Income tax receivable, current	117.3	—	—	—	117.3
Other current assets	10.0	16.9	12.9	—	39.8
TOTAL CURRENT ASSETS	956.4	511.4	15.9	(4.1)	1,479.6
PROPERTY, PLANT AND EQUIPMENT, NET	13.3	1,221.9	50.8	—	1,286.0
OTHER ASSETS
Deposits for property, plant and equipment	—	68.4	14.6	—	83.0
Income tax receivable, non-current	117.2	4.1	—	—	121.3
Deferred income taxes	463.6	—	1.2	—	464.8
Investment in subsidiaries	1,262.3	50.8	—	(1,313.1)	—
Long-term intercompany notes	—	—	121.3	(121.3)	—
Other non-current assets	8.0	85.4	1.5	—	94.9
TOTAL OTHER ASSETS	1,851.1	208.7	138.6	(1,434.4)	764.0
TOTAL ASSETS	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$5.3	$181.4	$4.2	$(4.1)	$186.8
Accrued employment costs	28.5	45.4	0.1	—	74.0
Accrued interest	38.4	—	—	—	38.4
Derivative liabilities	3.7	—	—	—	3.7
Partnership distribution payable	—	43.5	—	—	43.5
Other current liabilities	26.9	86.7	8.2	—	121.8
TOTAL CURRENT LIABILITIES	102.8	357.0	12.5	(4.1)	468.2
PENSION AND POSTEMPLOYMENT BENEFIT LIABILITIES	64.3	414.4	(230.0)	—	248.7
ENVIRONMENTAL AND MINE CLOSURE OBLIGATIONS	—	152.1	19.9	—	172.0
LONG-TERM DEBT	2,092.9	—	—	—	2,092.9
LONG-TERM INTERCOMPANY NOTES	121.3	—	—	(121.3)	—
OTHER LIABILITIES	15.3	99.5	8.8	—	123.6
TOTAL LIABILITIES	2,396.6	1,023.0	(188.8)	(125.4)	3,105.4
EQUITY
TOTAL EQUITY	424.2	919.0	394.1	(1,313.1)	424.2
TOTAL LIABILITIES AND EQUITY	$2,820.8	$1,942.0	$205.3	$(1,438.5)	$3,529.6

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income
For the Three Months Ended September 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$515.0	$—	$—	$515.0
Freight	—	40.6	—	—	40.6
	—	555.6	—	—	555.6
COST OF GOODS SOLD	—	(400.7)	—	—	(400.7)
SALES MARGIN	—	154.9	—	—	154.9
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(20.7)	(4.7)	(0.1)	—	(25.5)
Miscellaneous – net	—	(7.7)	(0.1)	—	(7.8)
	(20.7)	(12.4)	(0.2)	—	(33.3)
OPERATING INCOME (LOSS)	(20.7)	142.5	(0.2)	—	121.6
OTHER INCOME (EXPENSE)
Interest income (expense), net	(24.9)	(0.6)	0.2	—	(25.3)
Other non-operating income (expense)	(0.9)	(3.4)	4.6	—	0.3
	(25.8)	(4.0)	4.8	—	(25.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46.5)	138.5	4.6	—	96.6
INCOME TAX EXPENSE	(4.8)	—	—	—	(4.8)
EQUITY IN INCOME OF SUBSIDIARIES	142.2	4.6	—	(146.8)	—
INCOME FROM CONTINUING OPERATIONS	90.9	143.1	4.6	(146.8)	91.8
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(0.3)	(0.6)	—	(0.9)
NET INCOME	$90.9	$142.8	$4.0	$(146.8)	$90.9
OTHER COMPREHENSIVE INCOME	6.2	6.8	—	(6.8)	6.2
TOTAL COMPREHENSIVE INCOME	$97.1	$149.6	$4.0	$(153.6)	$97.1

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$684.7	$—	$—	$684.7
Freight	—	57.1	—	—	57.1
	—	741.8	—	—	741.8
COST OF GOODS SOLD	—	(480.2)	—	—	(480.2)
SALES MARGIN	—	261.6	—	—	261.6
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(23.1)	(5.7)	(0.3)	—	(29.1)
Miscellaneous – net	—	(6.5)	(0.5)	—	(7.0)
	(23.1)	(12.2)	(0.8)	—	(36.1)
OPERATING INCOME (LOSS)	(23.1)	249.4	(0.8)	—	225.5
OTHER INCOME (EXPENSE)
Interest income (expense), net	(29.2)	(0.4)	0.1	—	(29.5)
Other non-operating income (expense)	(0.9)	0.1	5.1	—	4.3
	(30.1)	(0.3)	5.2	—	(25.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(53.2)	249.1	4.4	—	200.3
INCOME TAX EXPENSE	(0.3)	—	(0.2)	—	(0.5)
EQUITY IN INCOME OF SUBSIDIARIES	471.0	4.7	—	(475.7)	—
INCOME FROM CONTINUING OPERATIONS	417.5	253.8	4.2	(475.7)	199.8
INCOME FROM DISCONTINUED OPERATIONS, net of tax	20.3	12.9	204.8	—	238.0
NET INCOME	$437.8	$266.7	$209.0	$(475.7)	$437.8
OTHER COMPREHENSIVE INCOME (LOSS)	(221.2)	6.1	(230.5)	224.4	(221.2)
TOTAL COMPREHENSIVE INCOME (LOSS)	$216.6	$272.8	$(21.5)	$(251.3)	$216.6

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,357.8	$—	$—	$1,357.8
Freight	—	98.0	—	—	98.0
	—	1,455.8	—	—	1,455.8
COST OF GOODS SOLD	—	(1,007.0)	—	—	(1,007.0)
SALES MARGIN	—	448.8	—	—	448.8
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(67.1)	(14.7)	(0.4)	—	(82.2)
Miscellaneous – net	—	(17.9)	(1.1)	—	(19.0)
	(67.1)	(32.6)	(1.5)	—	(101.2)
OPERATING INCOME (LOSS)	(67.1)	416.2	(1.5)	—	347.6
OTHER INCOME (EXPENSE)
Interest income (expense), net	(75.0)	(1.9)	0.4	—	(76.5)
Loss on extinguishment of debt	(18.2)	—	—	—	(18.2)
Other non-operating income (expense)	(3.0)	(9.8)	14.1	—	1.3
	(96.2)	(11.7)	14.5	—	(93.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(163.3)	404.5	13.0	—	254.2
INCOME TAX EXPENSE	(22.7)	(0.3)	(0.1)	—	(23.1)
EQUITY IN INCOME OF SUBSIDIARIES	415.5	13.3	—	(428.8)	—
INCOME FROM CONTINUING OPERATIONS	229.5	417.5	12.9	(428.8)	231.1
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	0.1	(0.3)	(1.3)	—	(1.5)
NET INCOME	$229.6	$417.2	$11.6	$(428.8)	$229.6
OTHER COMPREHENSIVE INCOME	18.3	20.1	—	(20.1)	18.3
TOTAL COMPREHENSIVE INCOME	$247.9	$437.3	$11.6	$(448.9)	$247.9

Unaudited Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES FROM PRODUCT SALES AND SERVICES
Product	$—	$1,525.9	$—	$—	$1,525.9
Freight	—	110.2	—	—	110.2
	—	1,636.1	—	—	1,636.1
COST OF GOODS SOLD	—	(1,028.5)	—	—	(1,028.5)
SALES MARGIN	—	607.6	—	—	607.6
OTHER OPERATING EXPENSE
Selling, general and administrative expenses	(62.9)	(15.3)	(0.7)	—	(78.9)
Miscellaneous – net	(0.4)	(16.9)	(1.4)	—	(18.7)
	(63.3)	(32.2)	(2.1)	—	(97.6)
OPERATING INCOME (LOSS)	(63.3)	575.4	(2.1)	—	510.0
OTHER INCOME (EXPENSE)
Interest income (expense), net	(91.9)	(1.8)	0.6	—	(93.1)
Gain on extinguishment of debt	0.2	—	—	—	0.2
Other non-operating income (expense)	(2.6)	0.8	14.9	—	13.1
	(94.3)	(1.0)	15.5	—	(79.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(157.6)	574.4	13.4	—	430.2
INCOME TAX EXPENSE	(13.8)	(0.2)	(0.4)	—	(14.4)
EQUITY IN INCOME OF SUBSIDIARIES	665.7	13.8	—	(679.5)	—
INCOME FROM CONTINUING OPERATIONS	494.3	588.0	13.0	(679.5)	415.8
INCOME FROM DISCONTINUED OPERATIONS, net of tax	24.3	12.8	65.7	—	102.8
NET INCOME	$518.6	$600.8	$78.7	$(679.5)	$518.6
OTHER COMPREHENSIVE INCOME (LOSS)	(204.4)	18.0	(227.5)	209.5	(204.4)
TOTAL COMPREHENSIVE INCOME (LOSS)	$314.2	$618.8	$(148.8)	$(470.0)	$314.2

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(11.0)	$402.8	$(3.7)	$—	$388.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.2)	(446.7)	—	—	(447.9)
Deposits for property, plant and equipment	—	(12.3)	(0.5)	—	(12.8)
Intercompany investing	(83.6)	(1.2)	—	84.8	—
Other investing activities	—	10.4	0.8	—	11.2
Net cash provided (used) by investing activities	(84.8)	(449.8)	0.3	84.8	(449.5)
FINANCING ACTIVITIES
Repurchase of common shares	(252.9)	—	—	—	(252.9)
Dividends paid	(45.1)	—	—	—	(45.1)
Proceeds from issuance of debt	720.9	—	—	—	720.9
Debt issuance costs	(6.8)	—	—	—	(6.8)
Repurchase of debt	(729.3)	—	—	—	(729.3)
Distributions of partnership equity	—	(44.2)	—	—	(44.2)
Intercompany financing	—	83.1	1.7	(84.8)	—
Other financing activities	(14.6)	7.8	(2.7)	—	(9.5)
Net cash provided (used) by financing activities	(327.8)	46.7	(1.0)	(84.8)	(366.9)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(423.6)	(0.3)	(4.4)	—	(428.3)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	—	—	(4.4)	—	(4.4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(423.6)	(0.3)	—	—	(423.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	819.8	0.7	2.7	—	823.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$396.2	$0.4	$2.7	$—	$399.3

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(In Millions)
	Cleveland-Cliffs Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(100.6)	$425.6	$(136.3)	$—	$188.7
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.1)	(110.2)	(0.1)	—	(111.4)
Deposits for property, plant and equipment	—	(78.1)	(5.2)	—	(83.3)
Intercompany investing	185.7	(6.3)	120.7	(300.1)	—
Other investing activities	—	3.1	17.9	—	21.0
Net cash provided (used) by investing activities	184.6	(191.5)	133.3	(300.1)	(173.7)
FINANCING ACTIVITIES
Debt issuance costs	(1.5)	—	—	—	(1.5)
Repurchase of debt	(16.3)	—	—	—	(16.3)
Distributions of partnership equity	—	(44.2)	—	—	(44.2)
Intercompany financing	(120.7)	(188.6)	9.2	300.1	—
Other financing activities	(1.9)	(1.5)	(42.3)	—	(45.7)
Net cash used by financing activities	(140.4)	(234.3)	(33.1)	300.1	(107.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2.3)	—	(2.3)
DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING CASH CLASSIFIED WITHIN OTHER CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	(56.4)	(0.2)	(38.4)	—	(95.0)
LESS: DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS, CLASSIFIED WITHIN OTHER CURRENT ASSETS	—	—	(13.8)	—	(13.8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(56.4)	(0.2)	(24.6)	—	(81.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	948.9	2.1	27.3	—	978.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$892.5	$1.9	$2.7	$—	$897.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

The key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first eight months of 2019, the U.S. produced approximately 59 million metric tons of crude steel, which is 4% higher than the same period in 2018, representing about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 81% in the first eight months of 2019, which is an approximate 3% increase from the same period in 2018. Through the first eight months of 2019, global crude steel production increased about 4% compared to the same period in 2018, driven by an approximate 9% increase in Chinese crude steel production.
For the first nine months of 2019, conditions in the global iron ore market were at their most favorable levels since 2014. In January 2019, a tailings dam operated by Vale S.A., the largest iron ore miner in the world, suffered a catastrophic failure resulting in hundreds of fatalities in Brumadinho, Brazil. The fallout of this disaster has led to multiple disruptions in iron ore supply. Due in large part to these disruptions and China's healthy steel production levels, the Platts 62% Price, a key component in our supply contracts, averaged $95 per metric ton in the first nine months of 2019, a 38% increase compared to $69 per metric ton in the first nine months of 2018.
The Atlantic Basin pellet premium, another important pricing factor in our contracts, averaged $64 per metric ton for the first nine months of 2019, a 10% increase compared to the same period in 2018. Despite this year-over-year increase, the market for pellets has deteriorated rapidly over the past quarter. Given both the weak steel market conditions in Europe and declining demand for high-quality iron ore products in China, pellet suppliers have lowered premiums dramatically. This has driven the Atlantic Basin Pellet Premium index to a current three-year low, representing a substantial deterioration from the multi-year highs seen earlier in the year.
The price for domestic hot-rolled coil steel, which is an important attribute in the calculation of supplemental revenue in one customer supply agreement, averaged $625 per net ton for the first nine months of 2019, 26% lower than the same period last year. While purchasers scrambled to place steel orders in the wake of the Section 232 tariffs implemented last year, the U.S. market has since cooled and prices have moved substantially lower due to inventory destocking and increased supply, in a market with effectively flat apparent demand. In addition, scrap steel prices are at three-year lows due to lack of export demand, putting additional pressure on pricing in the steel supply chain.
For the three and nine months ended September 30, 2019, our consolidated revenues were $555.6 million and $1,455.8 million, respectively, with net income from continuing operations of $0.33 and $0.80 per diluted share, respectively. For the three and nine months ended September 30, 2018, our consolidated revenues were $741.8 million and $1,636.1 million, respectively, with net income from continuing operations of $0.64 and $1.37 per diluted share, respectively.
Third Quarter 2019 Recent Developments
Hibbing Mine Management
On August 12, 2019, our subsidiary, Cliffs Mining Company, ceased performing manager duties at Hibbing and transitioned those duties to ArcelorMittal.  In connection with this transition, Cliffs Mining Company and ArcelorMittal entered into a transition agreement, pursuant to which the Ore Mining Companies Pension Plan previously sponsored by Cliffs Mining Company is now sponsored by ArcelorMittal Hibbing Management LLC. In connection with the transfer of manager duties at Hibbing, Hibbing employees previously employed by Cliffs Mining Company are now employed by an ArcelorMittal controlled group entity. All non-Hibbing active and retired participants were transferred to our salaried pension plan.
Common Share Dividends
On September 3, 2019, our Board of Directors declared a regular quarterly cash dividend on our common shares of $0.06 per share. In addition to the regular dividend, on September 3, 2019, our Board of Directors declared a special cash dividend of $0.04 per share, for a total dividend distribution of $0.10 per share. Both the regular and special cash dividends were paid on October 15, 2019 to shareholders of record as of the close of business on October 4, 2019.

Results of Operations
The following is a summary of Mining and Pelletizing results for the three months ended September 30, 2019 and 2018:

	(In Millions)
			Changes due to:
	Three Months Ended September 30,		Revenue and cost rate	Sales volume	Freight	Total change
	2019	2018
Revenues from product sales and services	$590.6	$741.8	$(63.2)	$(71.4)	$(16.6)	$(151.2)
Cost of goods sold	(424.8)	(480.2)	(7.7)	46.5	16.6	55.4
Sales margin	$165.8	$261.6	$(70.9)	$(24.9)	$—	$(95.8)

	Three Months Ended September 30,
Per Ton Information	2019	2018	Difference	Percent change
Realized product revenue rate[1]	$95.65	$105.65	$(10.00)	(9.5)%
Cash cost of goods sold rate[1,2]	63.20	62.54	0.66	1.1%
Depreciation, depletion & amortization	3.62	2.75	0.87	31.6%
Total cost of goods sold	66.82	65.29	1.53	2.3%
Sales margin	$28.83	$40.36	$(11.53)	(28.6)%

Sales tons[3] (In thousands)	5,750	6,481
Production tons[3] (In thousands)	5,159	4,719

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons. Includes Cliffs' 23% share of the Hibbing mine production. Includes intercompany sales to our Metallics segment of 346 thousand long tons, for the three months ended September 30, 2019.

Sales margin was $165.8 million for the three months ended September 30, 2019, compared with $261.6 million for the three months ended September 30, 2018. Sales margin decreased 28.6% to $28.83 per long ton during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Revenue decreased by $134.6 million during the three months ended September 30, 2019, compared to the prior-year period, excluding the domestic freight decrease of $16.6 million, driven by:

•	Lower sales volume of 0.7 million long tons, which resulted in decreased revenue of $71 million, due to decreased customer demand;

•
A decrease in the average year-to-date realized product revenue rate of $10.00 per long ton, or 9.5%, during the three months ended September 30, 2019, compared to the prior-year period, which resulted in a decrease of $63.2 million, predominantly due to:

◦	A decrease in the hot-rolled coil steel price, which negatively affected the realized revenue rate by $20 per long ton, or $117 million, during the third quarter of 2019; and

◦	Lower full-year estimated pellet premiums, which negatively affected the realized revenue rate by $5 per long ton, or $27 million.

◦
These decreases were offset partially by an increase in the full-year estimated Platts 62% Price as of September 30, 2019, compared to the prior-year period's full-year estimated Platts 62% Price, which positively affected the realized revenue rate by $17 per long ton, or $96 million.

Cost of goods sold decreased $38.8 million during the three months ended September 30, 2019, excluding the domestic freight decrease of $16.6 million, compared to the same period in 2018. This is predominantly due to:

•	A decrease in sales volume of 0.7 million long tons, which resulted in decreased costs of $47 million.

•
This decrease was offset partially by an increase in the cost of goods sold rate of $1.53 per long ton, or 2.3%, during the three months ended September 30, 2019, compared to the prior-year period, which resulted in an increase of $7.7 million, predominantly due to an unfavorable change in the full-year standard cost driven by:

◦
Lower ore recovery, which increased costs by $5 million, or $1 per long ton, increased commodity supply usage of $5 million, or $1 per long ton, increased maintenance costs of $4 million, or $1 per long ton, and increased depreciation of $3 million, or $1 per long ton; and

◦	An unfavorable impact of $8 million, or $1 per long ton, to the full-year standard cost as a result of an expected LIFO layer liquidation in the prior year which was not recurring.

◦	These increases were offset partially by decreased royalties and labor costs of $7 million, or $1 per long ton.
Production
Production increased by 9% for the three months ended September 30, 2019, when compared to the same period in 2018. The increase in production volume primarily is attributable to increased operating times due to the timing and duration of planned annual shutdowns and maintenance at United Taconite and Tilden, respectively.

The following is a summary of Mining and Pelletizing results for the nine months ended September 30, 2019 and 2018:

	(In Millions)
			Changes due to:
	Nine Months Ended September 30,		Revenue and cost rate	Sales volume	Freight	Total change
	2019	2018
Revenues from product sales and services	$1,494.8	$1,636.1	$(78.0)	$(51.1)	$(12.2)	$(141.3)
Cost of goods sold	(1,033.5)	(1,028.5)	(50.6)	33.4	12.2	(5.0)
Sales margin	$461.3	$607.6	$(128.6)	$(17.7)	$—	$(146.3)

	Nine Months Ended September 30,
Per Ton Information	2019	2018	Difference	Percent change
Realized product revenue rate[1]	$103.26	$108.53	$(5.27)	(4.9)%
Cash cost of goods sold rate[1,2]	64.80	61.81	2.99	4.8%
Depreciation, depletion & amortization	4.35	3.50	0.85	24.3%
Total cost of goods sold	69.15	65.31	3.84	5.9%
Sales margin	$34.11	$43.22	$(9.11)	(21.1)%

Sales tons[3] (In thousands)	13,527	14,060
Production tons[3] (In thousands)	14,737	14,731

[1] Excludes revenues and expenses related to domestic freight, which are offsetting and have no impact on sales margin.
[2] Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "Non-GAAP Reconciliation" for reconciliation in dollars back to our consolidated financial statements.
[3] Tons are long tons. Includes Cliffs' 23% share of the Hibbing mine production. Includes intercompany sales to our Metallics segment of 384 thousand long tons, for the nine months ended September 30, 2019.

Sales margin was $461.3 million for the nine months ended September 30, 2019, compared with $607.6 million for the nine months ended September 30, 2018. Sales margin decreased 21.1% to $34.11 per long ton in the first nine months of 2019 compared to the first nine months of 2018.
Revenue decreased by $129.1 million during the nine months ended September 30, 2019, compared to the prior-year period, excluding the domestic freight decrease of $12.2 million, driven by:

•
A decrease in the average year-to-date realized product revenue rate of $5.27 per long ton, or 4.9%, during the nine months ended September 30, 2019, compared to the prior-year period, which resulted in a decrease of $78 million, predominantly due to:

◦	A decrease in the hot-rolled coil steel price, which negatively affected the realized revenue rate by $20 per long ton, or $267 million, during the nine months ended September 30, 2019.

◦
This decrease was offset partially by higher full-year estimated Platts 62% Price as of September 30, 2019, compared to the prior-year period, which positively affected the realized revenue rate by $15 per long ton, or $204 million.

•	Lower sales volume of 0.5 million long tons, which resulted in decreased revenue of $51 million, due to decreased customer demand.
Cost of goods sold increased $17.2 million during the nine months ended September 30, 2019, excluding the domestic freight decrease of $12.2 million, compared to the same period in 2018. This is predominantly due to:

•	An unfavorable change in the full-year standard cost driven by:

◦
Increased stripping and lower ore recovery, which together increased costs by $19 million, or $1 per long ton, increased commodity supply usage of $11 million, or $1 per long ton, increased depreciation of $10 million, or $1 per long ton, and increased maintenance of $9 million, or $1 per long ton;

◦	An unfavorable impact of $19 million, or $1 per long ton, to the full-year standard cost as a result of an expected LIFO layer liquidation in the prior year which was not recurring;

◦	Offset partially by decreased royalties and labor costs of $16 million, or $1 per long ton.

•	This increase was offset partially by a decrease in sales volume of 0.5 million long tons, which resulted in decreased costs of $33 million period-over-period.
Production
Production for the nine months ended September 30, 2019 was consistent with the same period in 2018.
Other Operating Expense
The following is a summary of Other operating expense:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance Favorable/ (Unfavorable)	2019	2018	Variance Favorable/ (Unfavorable)
Selling, general and administrative expenses	$(25.5)	$(29.1)	$3.6	$(82.2)	$(78.9)	$(3.3)
Miscellaneous – net:
Empire idle costs	(5.5)	(4.5)	(1.0)	(14.8)	(14.1)	(0.7)
Metallics startup costs	(2.0)	(1.1)	(0.9)	(3.9)	(2.5)	(1.4)
Other	(0.3)	(1.4)	1.1	(0.3)	(2.1)	1.8
Total Miscellaneous – net	(7.8)	(7.0)	(0.8)	(19.0)	(18.7)	(0.3)
	$(33.3)	$(36.1)	$2.8	$(101.2)	$(97.6)	$(3.6)
Other Income (Expense)
The following is a summary of Other income (expense):

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance Favorable/ (Unfavorable)	2019	2018	Variance Favorable/ (Unfavorable)
Interest expense, net	$(25.3)	$(29.5)	$4.2	$(76.5)	$(93.1)	$16.6
Gain (loss) on extinguishment of debt	—	—	—	(18.2)	0.2	(18.4)
Other non-operating income (expense):
Net periodic benefit costs other than service cost component	(0.3)	3.4	(3.7)	(0.4)	10.7	(11.1)
Other	0.6	0.9	(0.3)	1.7	2.4	(0.7)
	$(25.0)	$(25.2)	$0.2	$(93.4)	$(79.8)	$(13.6)

Interest expense, net for the three and nine months ended September 30, 2019 was $4.2 million and $16.6 million lower than the prior-year periods, respectively, primarily due to an increase in capitalized interest related to construction of the HBI production plant and upgrades at the Northshore plant. Additionally, debt restructuring activities during 2018 reduced 2019 interest expense.
The loss on extinguishment of debt of $18.2 million for the nine months ended September 30, 2019, primarily related to the redemption of all of our then-outstanding 4.875% Senior Notes due 2021 and the repurchase of $600 million aggregate principal amount of our 5.75% Senior Notes due 2025 completed during the second quarter of 2019.
Refer to NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further detail on the components of net periodic benefit costs other than service cost component.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Income tax expense	$(4.8)	$(0.5)	$(4.3)	$(23.1)	$(14.4)	$(8.7)
Effective tax rate	5.0%	0.2%	4.8%	9.1%	3.3%	5.8%
The difference in the effective rate and income tax expense from the comparable prior-year periods primarily relates to the reversal of valuation allowances in the prior year as well as discrete items recorded in each period.
For the three and nine months ended September 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2018, we recorded discrete items that resulted in an income tax expense of $0.2 million and $13.9 million, respectively. The $13.9 million expense relates primarily to a $14.5 million reduction of the refundable AMT credit recorded in Income tax receivable, non-current in our Statements of Unaudited Condensed Consolidated Financial Position based on the sequestration guidance issued by the Internal Revenue Service during the first quarter of 2018. This position was subsequently reversed by the Internal Revenue Service during the fourth quarter of 2018. The prior-year period expense was a reduction of an asset and did not result in a cash tax outlay.
Our 2019 estimated annual effective tax rate before discrete items is 9.6%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations. The 2018 estimated annual effective tax rate before discrete items at September 30, 2018 was 0.1%, which was significantly lower due to the reversal of valuation allowances in the same period.
Income (Loss) from Discontinued Operations, net of tax
During the three and nine months ended September 30, 2019, we recorded a loss from discontinued operations of $0.9 million and $1.5 million, respectively. During the three and nine months ended September 30, 2018, we recorded income of $238.0 million and $102.8 million, respectively, primarily due to the exit from our Asia Pacific Iron Ore operations. As a result of the liquidation of the Australian subsidiaries' net assets, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Unaudited Condensed Consolidated Financial Position totaling $228.1 million was reclassified and recognized as a gain in Income (loss) from discontinued operations, net of tax. Refer to NOTE 13 - DISCONTINUED OPERATIONS for further information.
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

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$90.9	$437.8	$229.6	$518.6
Less:
Interest expense, net	(25.4)	(29.7)	(76.8)	(95.5)
Income tax expense	(4.8)	(0.5)	(23.1)	(14.4)
Depreciation, depletion and amortization	(22.2)	(19.2)	(63.1)	(68.6)
EBITDA	$143.3	$487.2	$392.6	$697.1
Less:
Impact of discontinued operations	$(0.8)	$238.2	$(1.2)	$120.4
Gain (loss) on extinguishment of debt	—	—	(18.2)	0.2
Severance costs	—	—	(1.7)	—
Foreign exchange remeasurement	—	(0.2)	—	(0.7)
Impairment of other long-lived assets	—	(1.1)	—	(1.1)
Adjusted EBITDA	$144.1	$250.3	$413.7	$578.3

EBITDA:
Mining and Pelletizing	$177.5	$273.1	$494.9	$641.6
Metallics	(2.1)	(1.0)	(4.0)	(2.5)
Corporate and Other (including discontinued operations)	(32.1)	215.1	(98.3)	58.0
Total EBITDA	$143.3	$487.2	$392.6	$697.1

Adjusted EBITDA:
Mining and Pelletizing	$182.7	$279.5	$510.7	$657.9
Metallics	(2.1)	(1.0)	(4.0)	(2.5)
Corporate	(36.5)	(28.2)	(93.0)	(77.1)
Total Adjusted EBITDA	$144.1	$250.3	$413.7	$578.3
EBITDA decreased $343.9 million and $304.5 million for the three and nine months ended September 30, 2019, respectively, on a consolidated basis from the comparable periods in 2018. The unfavorable variance for the three months ended September 30, 2019 was driven primarily by the impact of the $238.2 million from Income (loss) from discontinued operations, net of tax during the prior-year period that did not recur in 2019 and a decrease in sales margin of $106.7 million. The unfavorable variance for the nine months ended September 30, 2019, was driven primarily by the impact of the $120.4 million from Income (loss) from discontinued operations, net of tax during the prior-year period that did not recur in 2019, a decrease in sales margin of $158.8 million and a loss on extinguishment of debt totaling $18.2 million.
Adjusted EBITDA decreased $106.2 million and $164.6 million for the three and nine months ended September 30, 2019, respectively, from the comparable periods in 2018. The unfavorable variance for the three and nine months ended September 30, 2019 was driven by a decrease in sales margin of $106.7 million and $158.8 million, respectively, compared to the prior-year periods.

Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operating and financing activities. Our capital allocation decision-making process is focused on returning capital to shareholders while maintaining the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on maximizing the cash generation of our operations, reducing operating costs, and aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects.
During the first nine months of 2019, we took action in alignment with our capital allocation priorities. First, we repurchased 24.4 million common shares for $252.9 million in the aggregate under the $300 million share repurchase program and increased our quarterly cash dividend by 20%, along with declaring a special cash dividend. Second, we focused on protecting our business by allocating capital to both sustaining our existing operations and our two major expansion capital projects: the HBI plant in Toledo, Ohio and the completion of the upgrade to the Northshore plant to replace up to 3.5 million long tons of blast furnace pellet production with DR-grade pellet production. Finally, using the net proceeds from the issuance of our 5.875% Senior Notes due 2027, along with cash generated by operations, we redeemed in full all of our outstanding 4.875% Senior Notes due 2021 and repurchased $600 million aggregate principal amount of our outstanding 5.75% Senior Notes due 2025 pursuant to a tender offer. Accordingly, we have no debt maturing until 2024.
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
The following discussion summarizes the significant items impacting our cash flows during the nine months ended September 30, 2019 and 2018 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $388.1 million and $188.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The incremental increase in cash provided by operating activities during the first nine months of 2019 compared to 2018 primarily was due to the collection of the $117.3 million income tax receivable in the current year and prior-year uses of cash by our discontinued operations, which were not recurring in the current period.
Our U.S. cash and cash equivalents balance at September 30, 2019 was $397.7 million, or 99.6% of our consolidated total cash and cash equivalents balance of $399.3 million. Additionally, we had a cash balance at September 30, 2019 of $8.0 million classified as part of Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position, which will be utilized to support the completion of our exit from Australia.
Investing Activities
Net cash used by investing activities was $449.5 million for the nine months ended September 30, 2019, compared with $173.7 million for the comparable period in 2018. During the first nine months of 2019, we had net cash outflows, including deposits, of approximately $355 million on development of the HBI production plant and approximately $40 million on the upgrades at Northshore. This compares to net cash outflows, including deposits, during the first nine months of 2018 of approximately $120 million on development of the HBI production plant and approximately $30 million on the upgrades at Northshore. Additionally, we spent approximately $49 million and $45 million on sustaining capital expenditures during the nine months ended September 30, 2019 and 2018, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $540 million, excluding amounts attributable to capitalized interest. Included within this estimate is approximately $115 million for sustaining capital and $425 million related to development of the HBI production plant.

Financing Activities
Net cash used by financing activities in the first nine months of 2019 was $366.9 million, compared to $107.7 million for the comparable period in 2018. Net cash used by financing activities during the first nine months of 2019 primarily related to the repurchase of 24.4 million common shares for $252.9 million in the aggregate under the $300 million share repurchase program. Additionally, we issued $750 million aggregate principal amount of 5.875% 2027 Senior Notes, which provided net proceeds of approximately $714 million. The net proceeds from the notes offering, along with cash on hand, were used to redeem in full all of our then-outstanding 4.875% 2021 Senior Notes and to purchase $600 million aggregate principal amount of our outstanding 5.75% 2025 Senior Notes pursuant to a tender offer. In total, during the first nine months of 2019, we purchased $724.0 million aggregate principal amount of senior notes for $729.3 million in cash.
Additional uses of cash from financing activities during the first nine months of 2019 included payments of cash dividends on our common shares of $45.1 million and a cash payment of $44.2 million related to the third and final annual installment of the distribution of Empire partnership equity. Uses of cash from financing activities during the first nine months of 2018 primarily related to a cash payment of $44.2 million for the second annual installment of distribution of the Empire partnership equity, $41.4 million for repayments of lease liabilities related to the discontinuation of our Asia Pacific Iron Ore operations and the repurchase of debt for $16.3 million.
We anticipate future uses of cash for financing activities during the next 12 months to include regular quarterly cash dividend payments of approximately $16 million per quarter. Additionally, we declared a special cash dividend of $0.04 per common share, or approximately $11 million, which was paid on October 15, 2019.
Capital Resources
The following represents a summary of key liquidity measures:

	(In Millions)
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$399.3	$823.2
Cash and cash equivalents from discontinued operations, included within other current assets	8.0	12.4
Total cash and cash equivalents	$407.3	$835.6

Available borrowing base on ABL Facility[1]	$400.8	$323.7
ABL Facility loans drawn	—	—
Letter of credit obligations	(34.1)	(55.0)
Borrowing capacity available	$366.7	$268.7

[1] The ABL Facility has a maximum borrowing base of $450 million. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $407.3 million as of September 30, 2019, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $774.0 million in liquidity entering the fourth quarter of 2019, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of September 30, 2019, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds based on the hot-rolled coil steel price at the time the iron ore product is consumed in the customer’s blast furnaces. At September 30, 2019, we had derivative assets of $71.2 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the hot-rolled coil steel price realized from the September 30, 2019 estimates would cause the fair value of the derivative instrument to increase or decrease by approximately $24 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Provisional Pricing Arrangements

Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At September 30, 2019, we had derivative assets of $1.6 million and derivative liabilities of $30.2 million, reflected as part of our revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in fourth quarter pricing from management's estimate of the Platts 62% Price would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $14 million, respectively. Additionally, we estimate that a positive or negative $10 change in fourth quarter pricing from management's estimate of the Atlantic Basin Pellet Premium would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $11 million, respectively. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.

Volatile Energy and Fuel Costs
The cost of energy is an important factor affecting production costs at our iron ore operations. Our consolidated operations consumed 11.0 million MMBtu’s of natural gas at an average delivered price of $3.31 per MMBtu during the first nine months of 2019. Additionally, our consolidated operations consumed 13.2 million gallons of diesel fuel at an average delivered price of $2.15 per gallon during the first nine months of 2019.
Our strategy to address volatile natural gas and diesel rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. We utilize a hedging program to manage the price risk of natural gas and diesel at our operations. We will continue to monitor relevant energy markets for risk mitigation opportunities and may make additional forward purchases or employ other hedging instruments in the future as warranted and deemed appropriate by management. Based on the expected consumption for the remaining three months of 2019, a 10% change in our current average year-to-date prices for both natural gas and diesel fuel would result in a change of approximately $2.5 million in our annual fuel and energy cost.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. As of September 30, 2019, no impairment factors were present that would indicate that the carrying value of our asset groups may not be recoverable; as a result, no impairment assessment was required.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the base rate plus the base rate margin depending on the excess availability. As of September 30, 2019, we had no amounts drawn on the ABL Facility.
Supply Concentration Risks
Many of our mines rely on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
Outlook

2019 Outlook Summary
Per Long Ton Information	Mining and Pelletizing
Cost of goods sold rate	$73 - $78
Less:
Freight expense rate[1]	$7
Depreciation, depletion & amortization rate	$4
Cash cost of goods sold rate	$62 - $67

Sales volume (million long tons)	19.5
Production volume (million long tons)	20.0

[1] Freight has an offsetting amount in revenue and has no impact on sales margin.

Mining and Pelletizing Outlook (Long Tons)
Based on the assumption that relevant pricing indices will average for the remainder of 2019 their respective year-to-date averages, we would expect to realize Mining and Pelletizing revenue rates in the range of $101 to $106 per long ton. Assuming spot prices as of October 22, 2019, including an iron ore price of $86 per metric ton, a hot-rolled coil steel price of $479 per short ton, and a pellet premium of $36 per metric ton, will average these levels for the remainder of 2019, we would expect to realize Mining and Pelletizing revenue rates in the range of $97 to $102 per long ton for the full-year 2019.
The 2019 sales volume expectation was revised to 19.5 million long tons, driven by seaborne export economics and timing. Our full-year 2019 Mining and Pelletizing cash cost of goods sold rate expectation is maintained at $62 to $67 per long ton.

Other Outlook
Our full-year 2019 SG&A expense expectation of $120 million is being maintained. We also note that of the $120 million expectation, approximately $20 million is considered non-cash. Our full-year 2019 net interest expense expectation is maintained at $100 million. Full-year 2019 depreciation, depletion and amortization is expected to be approximately $85 million.
We have lowered our effective tax rate expectation for 2019 to approximately 10 percent, from our previous expectation of 12-14 percent.  Due to our net operating loss position, our cash tax payments are expected to be zero.
Our 2019 total capital expenditures expectation was reduced to approximately $625-$675 million, from our previous expectation of $650-$700 million.
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
Non-GAAP Reconciliation
We present cash cost of goods sold rate per long ton, which is a non-GAAP financial measure that management uses in evaluating operating performance. We believe our presentation of non-GAAP cash cost of goods sold is useful to investors because it excludes depreciation, depletion and amortization, which are non-cash, and freight, which has no impact on sales margin, thus providing a more accurate view of the cash outflows related to the sale of iron ore. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies. Below is a reconciliation in dollars of this non-GAAP financial measure to our Mining and Pelletizing segment cost of goods sold.

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$424.8	$480.2	$1,033.5	$1,028.5
Less:
Freight	40.6	57.1	98.0	110.2
Depreciation, depletion & amortization	20.8	17.8	58.9	49.2
Cash cost of goods sold	$363.4	$405.3	$876.6	$869.1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. Cliffs and Cliffs Minnesota Land filed counterclaims against Mesabi Metallics, Chippewa Capital Partners ("Chippewa"), and Thomas M. Clarke ("Clarke") for tortious interference and civil conspiracy, as well as additional claims against Chippewa and Clarke for aiding and abetting tortious interference, for which we seek, among other things, damages and injunctive relief. Our counterclaim against Clarke for libel was dismissed on jurisdictional grounds. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi Metallics' leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which was denied on September 10, 2019. We believe the claims asserted against us are unmeritorious and intend to continue to vigorously defend any remaining claims in the lawsuit.
Seneca Coal Resources Litigation. We were a plaintiff in a lawsuit we filed against Seneca Coal Resources, LLC ("Seneca") and others on December 20, 2016, alleging, among other things, breach of the Unit Purchase Agreement dated December 22, 2015 ("UPA"), wherein Seneca purchased certain of our coal properties. We amended the complaint to include claims of fraudulent transfers and violations of the Racketeer Influenced and Corrupt Organizations provisions of the Organized Crime Control Act of 1970 against individual defendants, including Clarke. This dispute was pending in the Delaware Superior Court. On July 2, 2018, Seneca filed suit against us, a subsidiary of ours, and certain of our employees, in the Delaware Chancery Court, alleging that we failed to disclose certain liabilities in connection with the UPA and seeking monetary damages or, alternatively, reformation of the UPA. The lawsuit filed in Chancery Court asserted identical claims to those that Seneca filed as counterclaims in Delaware Superior Court on the same day, and the two cases proceeded as one consolidated matter in the Superior Court. We filed motions to dismiss certain claims against us and to dismiss all claims against our employees individually. On October 14, 2018, while our motion to dismiss was pending, Mission Coal Company, LLC and ten of its affiliates, including Seneca and certain of our former coal properties, filed a petition in the U.S. Bankruptcy Court for the Northern District of Alabama for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On December 4, 2018, the Court entered an order staying all proceedings in this litigation due to Mission Coal Company's bankruptcy filing. On August 20, 2019, pursuant to a stipulation among the parties, the Court dismissed this litigation in its entirety with prejudice.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - 31, 2019	1,502	$10.72	—	$229,356
August 1 - 31, 2019	3,615	$8.45	—	$229,356
September 1 - 30, 2019	13,951	$11.45	—	$229,356
Total	19,068	$10.83	—

[1] All 19,068 shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
2 On November 26, 2018, we announced a new share repurchase program which was authorized by our Board of Directors, pursuant to which we may buy back our outstanding common shares in the open market or in private negotiated transactions up to a maximum of $200 million, excluding commissions and fees. On April 25, 2019, we announced that our Board of Directors increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. The program may be executed through open-market purchases, including through Rule 10b5-1 agreements, or privately negotiated transactions. The authorization is effective until December 31, 2019.

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

Exhibit Number	Exhibit
4.1	Form of Common Share Certificate (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 23, 2019 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of October 23, 2019 (filed herewith)
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 23, 2019 (filed herewith)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 23, 2019 (filed herewith)

95	Mine Safety Disclosures (filed herewith)
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ R. Christopher Cebula
			Name:	R. Christopher Cebula
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	October 23, 2019