Form 10-Q
period 2020-03-31
CLEVELAND-CLIFFS INC.
filed 2020-05-11
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 398,609,923 as of May 8, 2020.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
A&R 2015 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan
ABL Facility
Asset-Based Revolving Credit Agreement, by and among Bank of America, N.A., as Agent, the Lenders that are parties thereto, as the Lenders, and Cleveland-Cliffs Inc., as Parent and a Borrower, dated as of March 13, 2020, as amended

Adjusted EBITDA
EBITDA excluding certain items such as EBITDA of noncontrolling interests, impacts of discontinued operations, extinguishment of debt, severance, acquisition costs, amortization of inventory step-up and intersegment corporate allocations of selling, general and administrative costs

AK Coal	AK Coal Resources, Inc., an indirect, wholly owned subsidiary of AK Steel, and related coal mining operations
AK Steel
AK Steel Holding Corporation and its consolidated subsidiaries, including AK Steel Corporation, its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise

AK Tube	AK Tube LLC, an indirect, wholly owned subsidiary of AK Steel
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its United States affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ASC	Accounting Standards Codification
Atlantic Basin pellet premium	Platts Atlantic Basin Blast Furnace 65% Fe pellet premium
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Compensation Committee	Compensation and Organization Committee of the Board
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
DRI	Direct Reduced Iron
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
Fe	Iron
Former ABL Facility
Amended and Restated Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent, the Lenders that are parties thereto, as the Lenders, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent party thereto, as Borrowers, dated as of March 30, 2015, as amended and restated as of February 28, 2018, and as further amended

GAAP	Accounting principles generally accepted in the United States
HBI	Hot briquetted iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Hot-rolled coil steel price	Estimated average annual daily market price for hot-rolled coil steel
IRBs	Industrial Revenue Bonds
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
Long ton	2,240 pounds
Merger
The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cliffs, subject to the terms and conditions set forth in the Merger Agreement, effective as of March 13, 2020

Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cliffs, AK Steel and Merger Sub
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the Merger
Metric ton	2,205 pounds
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement benefits
Platts 62% Price	Platts IODEX 62% Fe Fines cost and freight North China
PPI	Producer Price Indices
Precision Partners	PPHC Holdings, LLC, an indirect, wholly owned subsidiary of AK Steel
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission

Abbreviation or acronym	Term
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Tilden	Tilden Mining Company L.C.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
TSR	Total shareholder return
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	Ontario Hibbing Company, a subsidiary of United States Steel Corporation and a participant in Hibbing
USMCA	United States-Mexico-Canada Agreement
USW	United Steelworkers
VIE	Variable Interest Entity

PART I

Item 1.	Financial Statements

Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$186.9	$352.6
Accounts receivable, net	560.8	94.0
Inventories	2,148.8	317.4
Income tax receivable, current	61.7	58.6
Other current assets	107.4	75.3
Total current assets	3,065.6	897.9
Non-current assets:
Property, plant and equipment, net	4,549.8	1,929.0
Goodwill	143.3	2.1
Intangible assets, net	210.0	48.1
Income tax receivable, non-current	4.1	62.7
Deferred income taxes	486.4	459.5
Right-of-use asset, operating lease	238.0	11.7
Other non-current assets	215.1	92.8
TOTAL ASSETS	$8,912.3	$3,503.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$825.3	$193.2
Accrued liabilities	299.8	126.3
Other current liabilities	245.7	89.9
Total current liabilities	1,370.8	409.4
Non-current liabilities:
Long-term debt	4,357.1	2,113.8
Operating lease liability, non-current	201.2	10.5
Intangible liability, net	137.9	—
Pension and OPEB liabilities	1,171.6	311.5
Asset retirement obligations	179.2	163.2
Other non-current liabilities	263.5	137.5
TOTAL LIABILITIES	7,681.3	3,145.9
Commitments and contingencies (See Note 20)
Equity:
Common shares - par value $0.125 per share
Authorized - 600,000,000 shares (2019 - 600,000,000 shares);
Issued - 428,645,866 shares (2019 - 301,886,794 shares);
Outstanding - 398,587,083 shares (2019 - 270,084,005 shares)	53.6	37.7
Capital in excess of par value of shares	4,450.2	3,872.1
Retained deficit	(2,918.5)	(2,842.4)
Cost of 30,058,783 common shares in treasury (2019 - 31,802,789 shares)	(365.0)	(390.7)
Accumulated other comprehensive loss	(317.1)	(318.8)
Total Cliffs shareholders' equity	903.2	357.9
Noncontrolling interest	327.8	—
TOTAL EQUITY	1,231.0	357.9
TOTAL LIABILITIES AND EQUITY	$8,912.3	$3,503.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2020	2019
Revenues	$324.5	$157.0
Realization of deferred revenue	34.6	—
Operating costs:
Cost of goods sold	(356.0)	(126.1)
Selling, general and administrative expenses	(26.1)	(27.3)
Acquisition-related costs	(42.5)	—
Miscellaneous – net	(13.3)	(4.4)
Total operating costs	(437.9)	(157.8)
Operating loss	(78.8)	(0.8)
Other income (expense):
Interest expense, net	(31.0)	(25.1)
Other non-operating income	9.2	0.1
Total other expense	(21.8)	(25.0)
Loss from continuing operations before income taxes	(100.6)	(25.8)
Income tax benefit	51.4	3.7
Loss from continuing operations	(49.2)	(22.1)
Income from discontinued operations, net of tax	0.6	—
Net loss	(48.6)	(22.1)
Income attributable to noncontrolling interest	(3.5)	—
Net loss attributable to Cliffs shareholders	$(52.1)	$(22.1)

Loss per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
	$(0.18)	$(0.08)
Loss per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
	$(0.18)	$(0.08)
Average number of shares (in thousands)
Basic	297,515	289,525
Diluted	297,515	289,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Loss
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Net loss	$(48.6)	$(22.1)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	5.6	5.7
Changes in foreign currency translation	(0.9)	—
Changes in derivative financial instruments, net of tax	(3.0)	2.7
Total other comprehensive income	1.7	8.4
Comprehensive loss	(46.9)	(13.7)
Comprehensive income attributable to noncontrolling interests	(3.5)	—
Comprehensive loss attributable to Cliffs shareholders	$(50.4)	$(13.7)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(48.6)	$(22.1)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	34.4	19.9
Deferred income taxes	(47.5)	(4.1)
Loss (gain) on derivatives	32.0	(5.7)
Other	(31.6)	13.9
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	254.1	204.0
Inventories	(244.1)	(228.9)
Payables, accrued expenses and other liabilities	(109.2)	(88.2)
Net cash used by operating activities	(160.5)	(111.2)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(138.1)	(134.1)
Acquisition of AK Steel, net of cash acquired	(869.3)	—
Other investing activities	(0.1)	8.5
Net cash used by investing activities	(1,007.5)	(125.6)
FINANCING ACTIVITIES
Repurchase of common shares	—	(124.3)
Dividends paid	(16.9)	(14.8)
Proceeds from issuance of debt	716.2	—
Debt issuance costs	(44.4)	—
Repurchase of debt	(429.9)	(10.3)
Borrowings under credit facilities	800.0	—
Other financing activities	(19.9)	(8.4)
Net cash provided (used) by financing activities	1,005.1	(157.8)
Decrease in cash and cash equivalents, including cash classified within other current assets related to discontinued operations	(162.9)	(394.6)
Less: increase (decrease) in cash and cash equivalents from discontinued operations, classified within other current assets	2.8	(1.6)
Net decrease in cash and cash equivalents	(165.7)	(393.0)
Cash and cash equivalents at beginning of period	352.6	823.2
Cash and cash equivalents at end of period	$186.9	$430.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI (Loss)	Non-controlling Interests	Total
December 31, 2019	270.1	$37.7	$3,872.1	$(2,842.4)	$(390.7)	$(318.8)	$—	$357.9
Comprehensive income (loss)	—	—	—	(52.1)	—	1.7	3.5	(46.9)
Stock and other incentive plans	1.7	—	(23.6)	—	25.7	—	—	2.1
Acquisition of AK Steel	126.8	15.9	601.7	—	—	—	329.8	947.4
Common stock dividends ($0.06 per share)	—	—	—	(24.0)	—	—	—	(24.0)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)	(5.5)
March 31, 2020	398.6	$53.6	$4,450.2	$(2,918.5)	$(365.0)	$(317.1)	$327.8	$1,231.0

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI (Loss)	Total
December 31, 2018	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$424.2
Comprehensive income (loss)	—	—	—	(22.1)	—	8.4	(13.7)
Stock and other incentive plans	1.7	—	(56.5)	—	46.5	—	(10.0)
Common stock repurchases	(11.5)	—	—	—	(124.3)	—	(124.3)
Common stock dividends ($0.05 per share)	—	—	—	(14.5)	—	—	(14.5)
March 31, 2019	282.8	$37.7	$3,860.2	$(3,096.8)	$(263.9)	$(275.5)	$261.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cleveland-Cliffs Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or any other future period. Due to the acquisition of AK Steel, certain balances have become material and are no longer being condensed in our Statements of Unaudited Condensed Consolidated Financial Position, such as balances for Right-of-use asset, operating lease and Operating lease liability, non-current. As a result, certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Acquisition of AK Steel
On March 13, 2020, we consummated the Merger, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into AK Steel, with AK Steel surviving the Merger as a wholly owned subsidiary of Cliffs. Refer to NOTE 3 - ACQUISITION OF AK STEEL for further information.
AK Steel is a leading North American producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing markets. The acquisition of AK Steel has transformed us into a vertically integrated producer of value-added iron ore and steel products.
COVID-19
In response to the COVID-19 pandemic, we have made various operational changes to adjust to the demand for our products. Although steel and iron ore are considered “essential” by the states in which we operate, certain of our facilities, including Dearborn Works, all Precision Partners facilities and approximately 65% of AK Tube production, have been temporarily idled until market conditions improve. We have also temporarily shut down construction activities at the HBI production plant. On April 13, 2020, we announced the temporarily idling of two of our iron ore mining operations, Northshore in Minnesota and Tilden in Michigan, and we expect them to restart in July 2020 and August 2020, respectively. Mansfield Works is idled for an unknown, extended period of time, and AK Coal has been indefinitely idled and held for sale. We are also moving forward with the permanent idle of the Dearborn Works hot strip mill, anneal and temper operations. Finally, the Hibbing mine, of which we are a minority participant, has been idled by the joint venture.
Basis of Consolidation
The unaudited condensed consolidated financial statements consolidate our accounts and the accounts of our wholly owned subsidiaries, all subsidiaries in which we have a controlling interest and two variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances are eliminated upon consolidation.
Reportable Segments
The acquisition of AK Steel has transformed us into a vertically integrated producer of value-added iron ore and steel products and we are organized according to our differentiated products in two reportable segments - the new Steel and Manufacturing segment and the Mining and Pelletizing segment. Our new Steel and Manufacturing segment includes the assets acquired through the acquisition of AK Steel and our previously reported Metallics segment, and our Mining and Pelletizing segment includes our three active operating mines and our indefinitely idled mine.

Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC. Due to the completion of our acquisition of AK Steel, there have been several changes in our significant accounting policies from those disclosed therein. The significant accounting policies requiring updates have been included within the disclosures below.
Revenue Recognition
Steel and Manufacturing
We generate our revenue through product sales, in which shipping terms generally indicate when we have fulfilled our performance obligations and transferred control of products to our customer. Our revenue transactions consist of a single performance obligation to transfer promised goods. We have contracts with a significant portion of our customers. These contracts usually define the mechanism for determining the sales price, which is normally fixed upon transfer of control, but the contracts do not impose a specific quantity on either party. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders or other written instructions we receive from the customer. Spot market sales are made through purchase orders or other written instructions. For sales with shipping terms that transfer control at the destination point, we consider our performance obligation is complete and recognize revenue when the customer receives the goods. For sales with shipping terms that transfer control at the shipping point with us bearing responsibility for freight costs to the destination, we determine that we fulfilled a single performance obligation and recognize revenue when we ship the goods.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring product. We reduce the amount of revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets we serve. Sales taxes collected from customers are excluded from revenues.
Mining and Pelletizing
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
We enter into supply contracts of varying lengths to provide customers iron ore pellets to use in their blast furnaces. Blast furnaces must run continuously with a constant feed of iron ore in order to be most efficient. As a result, we ship iron ore in large quantities for storage and use by customers at a later date. Customers do not simultaneously receive and consume the benefits of the iron ore. Based on our assessment of the factors that indicate the pattern of satisfaction, we transfer control of the iron ore at a point in time upon shipment or delivery of the product. The customer is able to direct the use of, and obtain substantially all of the benefits from, the product at the time the product is delivered.
Most of our customer supply agreements specify a provisional price, which is used for initial billing and cash collection. Revenue is calculated using the expected revenue rate at the point when control transfers. The final settlement includes market inputs for a specified period of time, which may vary by customer, but typically include one or more of the following: Platts 62% Price, Atlantic Basin pellet premium and Platts international indexed freight rates. Changes in the expected revenue rate from the date control transfers through final settlement of contract terms is recorded in accordance with Topic 815. Refer to NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information on how our estimated and final revenue rates are determined.
A supply agreement with a customer provides for supplemental revenue or refunds based on the hot-rolled coil steel price in the year the iron ore is consumed in the customer’s blast furnaces. As control transfers prior to consumption, the supplemental revenue is recorded in accordance with Topic 815. Refer to NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information on supplemental revenue or refunds.
Included within Revenues related to Topic 815 is a derivative loss of $26.8 million and a derivative gain of $5.5 million for the three months ended March 31, 2020 and 2019, respectively.
Allowance for Doubtful Accounts
We establish provisions for expected lifetime losses on accounts receivable at the time a receivable is recorded based on historical experience, customer credit quality and forecasted economic conditions. We regularly review our accounts receivable balances and the allowance for credit loss and establish or adjust the allowance as necessary using the specific identification method in accordance with CECL. We evaluate the aggregation and risk characteristics of receivable pools and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts. We expect credit losses associated with major auto companies to be lower than other customer pools.
Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2020	2019	2020	2019
Opening balance as of January 1	$22.1	$21.0	$25.7	$38.5
Decrease	(21.8)	(2.9)	(25.7)	—
Closing balance as of March 31	$0.3	$18.1	$—	$38.5

One of our iron ore pellet sales agreements required supplemental payments to be paid by a customer during the period from 2009 through 2013. Installment amounts received under this arrangement in excess of sales were classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment and the revenue was recognized over the life of the supply agreement, which had extended until 2022, in equal annual installments. As a result of the termination of the AK Steel iron ore pellet sales agreement, we realized $34.6 million of deferred revenue, which was recognized within Realization of deferred revenue in the Statements of Unaudited Condensed Consolidated Operations, during the three months ended March 31, 2020.
We have certain other sales agreements that require customers to pay in advance. Payments received on these agreements prior to revenue being recognized is recorded as deferred revenue in Other current liabilities.
Inventories
Steel and Manufacturing
Inventories are stated at the lower of cost or net realizable value. The Steel and Manufacturing segment determines cost using average cost, excluding depreciation and amortization.
Mining and Pelletizing
Inventories are stated at the lower of cost or market. The Mining and Pelletizing segment determines cost using the LIFO method.
Property, Plant and Equipment
Our properties are stated at the lower of cost less accumulated depreciation or fair value. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives. Depreciation continues to be recognized when operations are idled temporarily. Depreciation and depletion is recorded over the following estimated useful lives:

Asset Class	Basis	Life
Land, land improvements and mineral rights
Land and mineral rights	Units of production	Life of mine
Land improvements	Straight line	20 to 45 years
Buildings	Straight line	40 to 45 years
Mining and Pelletizing equipment	Straight line/Double declining balance	3 to 20 years
Steel and Manufacturing equipment	Straight line/Double declining balance	3 to 20 years

Refer to NOTE 5 - PROPERTY, PLANT AND EQUIPMENT for further information.

Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets during an acquisition. Goodwill is not amortized but is assessed for impairment on an annual basis on October 1st (or more frequently if necessary).
Other Intangible Assets and Liabilities
Intangible assets and liabilities are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Type	Basis	Useful Life
Intangible assets, net
Customer relationships	Straight line	18 years
Developed technology	Straight line	17 years
Trade names and trademarks	Straight line	10 years
Mining permits	Straight line	Life of mine
Intangible liability, net
Above-market supply contract	Straight line	13 years

We monitor conditions that may affect the carrying value of our long-lived tangible and intangible assets when events and circumstances indicate that the carrying value of the asset groups may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available ("asset group"). An impairment loss exists when the carrying value of the asset group is greater than its fair value. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach.
Refer to NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES for further information.
Leases
We determine if an arrangement contains a lease at inception. We recognize right-of-use assets and lease liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the commencement date. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For short-term leases (leases with an initial lease term of 12 months or less), right-of-use assets and lease liabilities are not recognized in the consolidated balance sheet, and lease expense is recognized on a straight-line basis over the lease term. In addition, we have agreements with both lease and non-lease components for which we have elected the practical expedient, for each underlying class of asset, to not separate the components.
Refer to NOTE 8 - LEASES for further information.
Investments in Affiliates
We have investments in several businesses accounted for using the equity method of accounting. We review an investment for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary. Investees and equity ownership percentages are presented below:

Investee	Segment Reported Within	Equity Ownership Percentage
Combined Metals of Chicago, LLC	Steel and Manufacturing	40.0%
Hibbing Taconite Company	Mining and Pelletizing	23.0%
Spartan Steel Coating, LLC	Steel and Manufacturing	48.0%

Recent Accounting Pronouncements
Issued and Adopted
On March 2, 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, which required separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The final rule replaces the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management's Discussion and Analysis of Financial Condition and Results of Operations or its financial statements, in addition to other simplifications. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We have elected to early adopt this disclosure update for the period ended March 31, 2020. As a result, we have excluded the footnote disclosures required under the previous Rule 3-10, and applied the final rule by including the summarized financial information and qualitative disclosures in Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Exhibit 22.1, filed herewith.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Revenues
The following table represents our consolidated Revenues (excluding intercompany revenues) by market:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Steel and Manufacturing:
Automotive	$120.2	$—
Infrastructure and manufacturing	44.0	—
Distributors and converters	53.3	—
Total Steel and Manufacturing	217.5	—
Mining and Pelletizing:
Steel producers[1]	141.6	157.0
Total revenues	$359.1	$157.0
1 Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.
The following table represents our consolidated Revenues (excluding intercompany revenues) by product line:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Steel and Manufacturing:
Carbon steel	$138.6	$—
Stainless and electrical steel	59.4	—
Tubular products, components and other	19.5	—
Total Steel and Manufacturing	217.5	—
Mining and Pelletizing:
Iron ore[1]	131.3	145.4
Freight	10.3	11.6
Total Mining and Pelletizing	141.6	157.0
Total revenues	$359.1	$157.0
1 Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.

We sell domestically to customers located primarily in the Midwestern, Southern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net revenues to customers located outside the United States were $46.7 million and $43.0 million for the three months ended March 31, 2020 and 2019, respectively.
Allowance for Credit Losses
The following is a roll forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	March 31, 2020	March 31, 2019
Allowance for credit losses at beginning of period	$—	$—
Increase in allowance	1.2	—
Allowance for credit losses at end of period	$1.2	$—

Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	March 31, 2020	December 31, 2019
Product inventories
Finished and semi-finished goods	$1,358.9	$114.1
Work-in-process	88.0	68.7
Raw materials	343.0	9.4
Total product inventories	1,789.9	192.2
Manufacturing supplies and critical spares	358.9	125.2
Inventories	$2,148.8	$317.4

Accrued Liabilities
The following table presents the detail of our Accrued liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	March 31, 2020	December 31, 2019
Accrued employment costs	$158.3	$61.7
Accrued interest	47.1	29.0
Accrued dividends	24.9	17.8
Other	69.5	17.8
Accrued liabilities	$299.8	$126.3

Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Capital additions	$157.7	$129.3
Less:
Non-cash accruals	(10.3)	(11.5)
Right-of-use assets - finance leases	29.9	15.1
Grants	—	(8.4)
Cash paid for capital expenditures including deposits	$138.1	$134.1
Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Taxes paid on income	$0.1	$0.1
Income tax refunds	(60.4)	—
Interest paid on debt obligations net of capitalized interest[1]	29.7	39.2
1 Capitalized interest was $9.7 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively.
Non-Cash Investing and Financing Activities

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Fair value of common shares issued for consideration for business combination	$617.6	$—
Fair value of equity awards assumed from AK Steel acquisition	4.3	—
Dividends declared	24.0	14.5

On February 18, 2020, our Board declared a quarterly cash dividend on our common shares of $0.06 per share. The cash dividend of $23.9 million was paid on April 15, 2020 to shareholders of record as of the close of business on April 3, 2020.
NOTE 3 - ACQUISITION OF AK STEEL
Transaction Overview
On March 13, 2020, pursuant to the Merger Agreement, we completed the acquisition of AK Steel, in which we were the acquirer. As a result of the Merger, each share of AK Steel common stock issued and outstanding immediately prior to the effective time of the Merger (other than excluded shares) was converted into the right to receive 0.400 Cliffs common shares and, if applicable, cash in lieu of any fractional Cliffs common shares.
The acquisition combined Cliffs, North America’s largest producer of iron ore pellets, with AK Steel, a leading producer of innovative flat-rolled carbon, stainless and electrical steel products, to create a vertically integrated producer of value-added iron ore and steel products. The combination is expected to create significant opportunities to generate additional value from market trends across the entire steel value chain and enable more consistent, predictable performance through normal market cycles. Together, Cliffs and AK Steel have a presence across the entire manufacturing process, from mining to pelletizing to the development and production of finished high value steel products, including

Next Generation Advanced High Strength Steels for automotive and other markets. The combination is expected to generate cost synergies, primarily from consolidating corporate functions, reducing duplicative overhead costs, and procurement and energy cost savings, as well as operational and supply chain efficiencies. The combined company is well positioned to provide high-value iron ore and steel solutions to customers primarily across North America.
Total net revenues for AK Steel for the most recent pre-acquisition year ended December 31, 2019 were $6,359.4 million. Following the acquisition, the operating results of AK Steel were included in our unaudited condensed consolidated financial statements and are reported as part of our Steel and Manufacturing segment. For the period subsequent to the acquisition (March 13, 2020 through March 31, 2020), AK Steel's Revenues were $217.5 million and Net loss attributable to Cliffs shareholders was $55.1 million, which includes $23.2 million and $17.6 million related to amortization of the fair value inventory step-up and severance costs, respectively.
Additionally, we incurred acquisition costs of $23.2 million for the three months ended March 31, 2020, which were recorded in Acquisition-related costs on the Statements of Unaudited Condensed Consolidated Operations.
Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for information regarding debt transactions executed in connection with the Merger.
The Merger was accounted for under the acquisition method of accounting for business combinations. The acquisition date fair value of the consideration transferred totaled $1.5 billion. The following tables summarize the consideration paid for AK Steel and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.
The fair value of the total purchase consideration was determined as follows:

(In Millions, Except Per Share Amounts)
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	$617.6
Fair value of replacement equity awards	4.3
Fair value of AK Steel debt	913.6
Total transaction consideration	$1,535.5

The fair value of Cliffs common shares issued for outstanding shares of AK Steel common stock and with respect to Cliffs common shares underlying converted AK Steel equity awards that vested upon completion of the Merger is calculated as follows:

(In Millions, Except Per Share Amounts)
Number of shares of AK Steel common stock issued and outstanding	316.9
Exchange ratio	0.400
Shares of Cliffs common shares issued to AK Steel stockholders	126.8
Price per share of Cliffs common shares	$4.87
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	$617.6

The fair value of AK Steel's debt included in the consideration is calculated as follows:

(In Millions)
Credit Facility	$590.0
7.50% Senior Secured Notes due July 2023	323.6
Fair value of debt included in consideration	$913.6

Valuation Assumption and Preliminary Purchase Price Allocation
We estimated fair values at March 13, 2020 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of net assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, inventories, including manufacturing supplies and critical spares, personal and real property, leases, deferred taxes, investments, asset retirement obligations, OPEB liabilities and intangible assets/liabilities, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Merger was:

(In Millions)
Cash and cash equivalents	$37.7
Accounts receivable	666.0
Inventories	1,562.8
Other current assets	67.5
Property, plant and equipment	2,184.4
Intangible assets	163.0
Right-of-use asset, operating lease	225.9
Other non-current assets	85.9
Accounts payable	(636.3)
Accrued liabilities	(222.5)
Other current liabilities	(181.8)
Long-term debt	(1,179.4)
Deferred income taxes	(19.7)
Operating lease liability, non-current	(188.1)
Intangible liability	(140.0)
Pension and OPEB liabilities	(873.0)
Asset retirement obligations	(13.9)
Other non-current liabilities	(144.2)
Net identifiable assets acquired	$1,394.3
Goodwill	141.2
Total net assets acquired	$1,535.5

The goodwill resulting from the acquisition of AK Steel was assigned to Precision Partners, our downstream tooling and stamping operations, and AK Tube, our tubing operations, that are reporting units included in the Steel and Manufacturing segment. Goodwill is calculated as the excess of the purchase price over the net identifiable assets recognized and primarily represents the growth opportunities in lightweighting solutions to automotive customers, as well as any synergistic benefits to be realized from the acquisition of AK Steel. None of the goodwill is expected be deductible for income tax purposes.

The preliminary purchase price allocated to identifiable intangible assets and liabilities acquired was:

	(In Millions)	Weighted Average Life (In Years)
Intangible assets:
Customer relationships	$91.0	18
Developed technology	61.0	17
Trade names and trademarks	11.0	10
Total identifiable intangible assets	$163.0	17
Intangible liability:
Above-market supply contract	$(140.0)	13

The above-market supply contract relates to a long-term coke supply agreement with SunCoke Middletown, a consolidated variable interest entity. Refer to NOTE 18 - VARIABLE INTEREST ENTITIES for further information.
Pro Forma Results
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the three months ended March 31, 2020 and 2019, as if AK Steel had been acquired as of January 1, 2019:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Revenues	$1,526.4	$1,787.3
Net loss attributable to Cliffs shareholders	$(17.4)	$(79.7)

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2019. Significant pro forma adjustments include the following:

1.	The elimination of intercompany revenues between Cliffs and AK Steel of $67.8 million and $67.4 million for the three months ended March 31, 2020 and 2019, respectively.

2.
The 2020 pro forma net income was adjusted to exclude $23.2 million of non-recurring inventory acquisition accounting adjustments incurred during the three months ended March 31, 2020. The 2019 pro forma net income was adjusted to include $84.8 million of non-recurring inventory acquisition accounting adjustments.

3.	The elimination of nonrecurring transaction costs incurred by Cliffs and AK Steel in connection with the Merger of $26.6 million for the three months ended March 31, 2020.

4.
Total other pro forma adjustments included income of $13.1 million and $4.2 million, for the three months ended March 31, 2020 and 2019, respectively, primarily due to reduced interest and amortization expense, offset partially by additional depreciation expense.

5.
The income tax impact of pro forma transaction adjustments that affect Net loss attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an income tax expense of $11.6 million and an income tax benefit of $18.3 million, for the three months ended March 31, 2020 and 2019, respectively.

The unaudited pro forma financial information does not reflect the potential realization of revenue synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This unaudited pro forma financial information should not be considered indicative of the results that would have actually occurred if the acquisition had been consummated on January 1, 2019, nor are they indicative of future results.

NOTE 4 - SEGMENT REPORTING
Our Company is a vertically integrated producer of value-added iron ore and steel products. Our operations are organized and managed in two operating segments according to our upstream and downstream operations. Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. Our Steel and Manufacturing segment is a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, and distributors and converters markets. Our Steel and Manufacturing segment includes subsidiaries that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. Although we planned for our HBI production plant in Toledo, Ohio, now included as part of our Steel and Manufacturing segment, to be ready for production before the end of the second quarter of 2020, construction is temporarily on hold due to the economic impact of the COVID-19 pandemic. All intersegment transactions were eliminated in consolidation.
We evaluate performance on a segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel and iron ore industries. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.
Our results by segment are as follows:

	(In Millions, Except Sales Tons)
	Three Months Ended March 31,
	2020	2019
Sales volume (in thousands):
Steel and Manufacturing consolidated sales (net tons)	199	—

Mining and Pelletizing sales (long tons)	2,134	1,550
Less: Intercompany sales (long tons)	(783)	—
Mining and Pelletizing consolidated sales (long tons)	1,351	1,550

Revenues:
Steel and Manufacturing consolidated revenues	$217.5	$—

Mining and Pelletizing[1]	229.4	157.0
Less: Intercompany revenues	(87.8)	—
Mining and Pelletizing consolidated revenues	141.6	157.0

Revenues	$359.1	$157.0

Adjusted EBITDA:
Steel and Manufacturing	$(11.1)	$(0.8)
Mining and Pelletizing	81.8	47.5
Corporate and eliminations	(48.0)	(25.5)
Total Adjusted EBITDA	$22.7	$21.2
1 Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.

The following table provides a reconciliation of our consolidated Net loss to Total Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Net loss	$(48.6)	$(22.1)
Less:
Interest expense, net	(31.1)	(25.1)
Income tax benefit	51.4	3.7
Depreciation, depletion and amortization	(34.4)	(19.9)
Total EBITDA	$(34.5)	$19.2
Less:
EBITDA of noncontrolling interests[1]	$4.6	$—
Severance costs	(19.3)	(1.7)
Acquisition costs	(23.2)	—
Amortization of inventory step-up	(23.2)	—
Gain (loss) on extinguishment of debt	3.2	(0.3)
Impact of discontinued operations	0.7	—
Total Adjusted EBITDA	$22.7	$21.2
1 Includes $3.5 million of income attributable to noncontrolling interests and $1.1 million of depreciation, depletion and amortization for the three months ended March 31, 2020.
The following summarizes our assets by segment:

	(In Millions)
	March 31, 2020	December 31, 2019
Assets:
Steel and Manufacturing	$6,442.4	$913.6
Mining and Pelletizing	1,752.4	1,643.1
Total segment assets	8,194.8	2,556.7
Corporate and Other (including discontinued operations)	717.5	947.1
Total assets	$8,912.3	$3,503.8

The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Capital additions[1]:
Steel and Manufacturing	$122.9	$82.4
Mining and Pelletizing	34.2	46.8
Corporate and Other (including discontinued operations)	0.6	0.1
Total capital additions	$157.7	$129.3
1 Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	March 31, 2020	December 31, 2019
Land, land improvements and mineral rights	$652.7	$582.2
Buildings	452.5	157.8
Mining and Pelletizing equipment	1,431.8	1,413.6
Steel and Manufacturing equipment	2,140.9	42.0
Other	123.0	101.5
Construction-in-progress	1,011.3	730.3
Total property, plant and equipment[1]	5,812.2	3,027.4
Allowance for depreciation and depletion	(1,262.4)	(1,098.4)
Property, plant and equipment, net	$4,549.8	$1,929.0

1 Includes right-of-use assets related to finance leases of $84.2 million and $49.0 million as of March 31, 2020 and December 31, 2019, respectively.
We recorded capitalized interest into property, plant and equipment of $9.7 million and $4.0 million during the three months ended March 31, 2020 and March 31, 2019, respectively.
We recorded depreciation and depletion expense of $35.4 million and $19.6 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The increase in the balance of Goodwill as of March 31, 2020 is due to the preliminary assignment of $141.2 million to Goodwill in the first quarter of 2020 based on the preliminary purchase price allocation for the acquisition of AK Steel. The carrying amount of goodwill related to our Mining and Pelletizing segment was $2.1 million as of both March 31, 2020 and December 31, 2019.
Intangible Assets and Liabilities
The following is a summary of our intangible assets and liability:

		(In Millions)
	Classification	Gross Amount	Accumulated Amortization	Net Amount
As of March 31, 2020
Intangible assets:
Customer relationships	Intangible assets, net	$91.0	$(0.5)	$90.5
Developed technology	Intangible assets, net	61.0	(0.3)	60.7
Trade names and trademarks	Intangible assets, net	11.0	(0.1)	10.9
Mining permits	Intangible assets, net	72.2	(24.3)	47.9
Total intangible assets		$235.2	$(25.2)	$210.0
Intangible liability:
Above-market supply contract	Intangible liability, net	$(140.0)	$2.1	$(137.9)

As of December 31, 2019
Intangible assets:
Mining permits	Intangible assets, net	$72.2	$(24.1)	$48.1

Amortization expense related to intangible assets was $1.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, and is recognized in Selling, general and administrative expenses in the Statements of Unaudited Condensed Consolidated Operations.
Estimated future amortization expense related to intangible assets at March 31, 2020 is as follows:

(In Millions)
Years ending December 31,
2020 (remaining period of the year)	$8.1
2021	10.8
2022	10.8
2023	10.8
2024	10.8
2025	10.8

Income from amortization of the intangible liability was $2.1 million for the three months ended March 31, 2020 and is recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
Estimated future amortization income related to the intangible liability at March 31, 2020 is as follows:

(In Millions)
Years ending December 31,
2020 (remaining period of the year)	$7.0
2021	10.9
2022	10.9
2023	10.9
2024	10.9
2025	10.9

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
March 31, 2020
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Secured Notes	Cliffs	5.00%	$400.0	$(4.3)	$(1.7)	$394.0
6.75% 2026 Senior Secured Notes	Cliffs	7.00%	725.0	(20.3)	(8.8)	695.9
Senior Unsecured Notes:
7.625% 2021 AK Senior Notes	AK Steel	7.33%	33.5	—	0.1	33.6
7.50% 2023 AK Senior Notes	AK Steel	6.17%	12.8	—	0.5	13.3
6.375% 2025 Senior Notes	Cliffs	8.11%	231.8	(0.9)	(17.9)	213.0
6.375% 2025 AK Senior Notes	AK Steel	8.11%	38.4	—	(3.0)	35.4
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	316.3	(4.4)	(62.2)	249.7
5.75% 2025 Senior Notes	Cliffs	6.01%	473.3	(3.5)	(5.3)	464.5
7.00% 2027 Senior Notes	Cliffs	9.24%	335.4	(1.3)	(38.4)	295.7
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56.3	—	(6.4)	49.9
5.875% 2027 Senior Notes	Cliffs	6.49%	750.0	(6.2)	(26.6)	717.2
6.25% 2040 Senior Notes	Cliffs	6.34%	298.4	(2.1)	(3.2)	293.1
IRBs due 2020 to 2028	AK Steel	Various	99.3	—	2.5	101.8
ABL Facility	Cliffs[2]	2.33%	2,000.0	—	—	800.0
Total long-term debt						$4,357.1

[1] Unless otherwise noted, references in this column to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation.
[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.

(In Millions)
December 31, 2019
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Notes	Cliffs	5.00%	$400.0	$(4.6)	$(1.8)	$393.6
Senior Unsecured Notes:
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	316.3	(4.6)	(65.0)	246.7
5.75% 2025 Senior Notes	Cliffs	6.01%	473.3	(3.6)	(5.5)	464.2
5.875% 2027 Senior Notes	Cliffs	6.49%	750.0	(6.3)	(27.3)	716.4
6.25% 2040 Senior Notes	Cliffs	6.34%	298.4	(2.2)	(3.3)	292.9
Former ABL Facility	Cliffs[2]	N/A	450.0	N/A	N/A	—
Total long-term debt						$2,113.8

[1] Unless otherwise noted, references in this column to "Cliffs" are to Cleveland-Cliffs Inc.
[2] Refers to Cleveland-Cliffs Inc. and certain of its subsidiaries as borrowers under our Former ABL Facility.

$725 Million 6.75% 2026 Senior Secured Notes Offering
On March 13, 2020, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to the issuance of $725 million aggregate principal amount of 6.75% 2026 Senior Secured Notes. The 6.75% 2026 Senior Secured Notes were issued at 98.783% of face value. The 6.75% 2026 Senior Secured Notes were issued in a private placement transaction exempt from the registration requirements of the Securities Act.
The 6.75% 2026 Senior Secured Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2020. The 6.75% 2026 Senior Secured Notes mature on March 15, 2026.
The 6.75% 2026 Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien, on an equal ranking with the 4.875% 2024 Senior Secured Notes, on substantially all of our assets and the assets of the guarantors, and (ii) a second-priority lien on the ABL Collateral (as defined below), which is junior to a first-priority lien for the benefit of the lenders under our ABL Facility and pari passu with the 4.875% 2024 Senior Secured Notes.
The 6.75% 2026 Senior Secured Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 6.75% 2026 Senior Secured Notes. The following is a summary of redemption prices for our 6.75% 2026 Senior Secured Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to March 15, 2022 - using proceeds of equity issuance	106.750%	Up to 35% of original aggregate principal
Prior to March 15, 2022[2]	100.000
Beginning on March 15, 2022	105.063
Beginning on March 15, 2023	103.375
Beginning on March 15, 2024	101.688
Beginning on March 15, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.
[2] Plus a "make-whole" premium.

In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 6.75% 2026 Senior Secured Notes, we will be required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The terms of the 6.75% 2026 Senior Secured Notes contain certain customary covenants; however, there are no financial covenants.
Debt issuance costs of $20.5 million were incurred related to the offering of the 6.75% 2026 Senior Secured Notes and are included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.
Cliffs Senior Notes exchanged for AK Steel Corporation Senior Notes
On March 16, 2020, we entered into indentures, in each case among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance by Cliffs of $231.8 million aggregate principal amount of 6.375% 2025 Senior Notes and $335.4 million aggregate principal amount of 7.00% 2027 Senior Notes. The new notes were issued in exchange for equal aggregate principal amounts of 6.375% 2025 AK Senior Notes and 7.00% 2027 AK Senior Notes, respectively. The 6.375% 2025 Senior Notes and 7.00% 2027 Senior Notes were issued pursuant to exchange offers made by Cliffs in private placement transactions exempt from the registration requirements of the Securities Act. Pursuant to the registration rights agreements executed in connection with the issuance of the new notes, we agreed to file registration statements with the SEC with respect to registered offers to exchange the 6.375% 2025 Senior Notes and 7.00% 2027 Senior Notes for publicly registered notes within 365 days of the closing date, with all significant terms and conditions remaining the same.

The 6.375% 2025 Senior Notes and 7.00% 2027 Senior Notes are unsecured obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the notes.
In addition, if a change in control triggering event, as defined in the indentures, occurs with respect to the 6.375% 2025 Senior Notes or 7.00% 2027 Senior Notes, we will be required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The terms of the 6.375% 2025 Senior Notes and 7.00% 2027 Senior Notes contain certain customary covenants; however, there are no financial covenants.
6.375% 2025 Senior Notes
The 6.375% 2025 Senior Notes bear interest at a rate of 6.375% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. The 6.375% 2025 Senior Notes mature on October 15, 2025.
The 6.375% 2025 Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 6.375% 2025 Senior Notes. The following is a summary of redemption prices for our 6.375% 2025 Senior Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to October 15, 2020 - using proceeds of equity issuance	106.375%	Up to 35% of original aggregate principal
Prior to October 15, 2020[2]	100.000
Beginning on October 15, 2020	103.188
Beginning on October 15, 2021	101.594
Beginning on October 15, 2022 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.

Debt issuance costs of $0.9 million were incurred in connection with the issuance of the 6.375% 2025 Senior Notes and are included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.
7.00% 2027 Senior Notes
The 7.00% 2027 Senior Notes bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. The 7.00% 2027 Senior Notes mature on October 15, 2025.

The 7.00% 2027 Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 7.00% 2027 Senior Notes. The following is a summary of redemption prices for our 7.00% 2027 Senior Notes:

Redemption Period	Redemption Price[1]
Prior to March 15, 2022[2]	100.000%
Beginning on March 15, 2022	103.500
Beginning on March 15, 2023	102.333
Beginning on March 15, 2024	101.167
Beginning on March 15, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.

Debt issuance costs of $1.3 million were incurred in connection with the issuance of the 7.00% 2027 Senior Notes and are included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.
AK Steel Corporation Senior Unsecured Notes
As of March 31, 2020, AK Steel Corporation had outstanding a total of $141.0 million aggregate principal amount of 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes, 6.375% 2025 AK Senior Notes and 7.00% 2027 AK Senior Notes. These senior notes are unsecured obligations and rank equally in right of payment with AK Steel Corporation's guarantees of Cliffs' unsecured and unsubordinated indebtedness. These notes contain certain customary covenants; however, there are no financial covenants.
We may redeem the 7.625% 2021 AK Senior Notes at 100.000% of their principal amount, together with all accrued and unpaid interest to the date of redemption.
The following is a summary of redemption prices for the 7.50% 2023 AK Senior Notes:

Redemption Period	Redemption Price[1]
Prior to July 15, 2020	103.750%
Beginning on July 15, 2020	101.875
Beginning on July 15, 2021 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.

The following is a summary of redemption prices for the 6.375% 2025 AK Senior Notes:

Redemption Period	Redemption Price[1]
Prior to October 15, 2020[2]	100.000%
Beginning on October 15, 2020	103.188
Beginning on October 15, 2021	101.594
Beginning on October 15, 2022 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.

The following is a summary of redemption prices for the 7.00% 2027 AK Senior Notes:

Redemption Period	Redemption Price[1]
Prior to March 15, 2022[2]	100.000%
Beginning on March 15, 2022	103.500
Beginning on March 15, 2023	102.333
Beginning on March 15, 2024	101.167
Beginning on March 15, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.

Industrial Revenue Bonds
AK Steel Corporation had an outstanding $73.3 million aggregate principal amount of fixed-rate, tax-exempt IRBs as of March 31, 2020. The weighted-average fixed rate of the unsecured IRBs is 6.80%. The IRBs are unsecured senior debt obligations that are equal in ranking with AK Steel Corporation's senior unsecured notes and AK Steel Corporation's guarantees of Cliffs' unsecured and unsubordinated indebtedness. In addition, AK Steel Corporation had outstanding $26.0 million aggregate principal amount of variable-rate IRBs as of March 31, 2020 that is backed by a letter of credit. These IRBs contain certain customary covenants; however, there are no financial covenants.
Debt Extinguishments - 2020
On March 13, 2020, in connection with the Merger, we purchased $364.2 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $310.7 million aggregate principal amount of 7.50% 2023 AK Senior Notes upon early settlement of tender offers made by Cliffs. The net proceeds from the offering of 6.75% 2026 Senior Secured Notes, along with a portion of the ABL Facility borrowings, were used to fund such purchases. As the 7.625% 2021 AK Senior Notes and 7.50% 2023 AK Senior Notes were recorded at fair value just prior to being purchased, there was no gain or loss on extinguishment.
Additionally, in connection with the final settlement of the tender offers, on March 27, 2020, we purchased $8.5 million aggregate principal amount of the 7.625% 2021 AK Senior Notes and $56.5 million aggregate principal amount of the 7.50% 2023 AK Senior Notes with cash on hand.
The following is a summary of the debt extinguished and the respective gain on extinguishment:

	(In Millions)
	Three Months Ended March 31, 2020
Debt Instrument	Debt Extinguished	Gain on Extinguishment[1]
7.625% 2021 AK Senior Notes	$372.7	$0.4
7.50% 2023 AK Senior Notes	367.2	2.8
	$739.9	$3.2

[1] The gain on extinguishment relates to the March 27, 2020 purchases.

Subsequent to the period ended March 31, 2020, we issued $400 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in a private placement transaction exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from this offering for general corporate purposes, including to strengthen our balance sheet and increase our liquidity. We also issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in a subsequent private placement transaction exempt from the registration requirements of the Securities Act. We used the net proceeds from the offering of the additional 9.875% 2025 Senior Secured Notes to repurchase approximately $736.4 million aggregate principal amount of our outstanding senior notes, which resulted in a principal debt reduction of approximately $181.3 million. Refer to NOTE 21 - SUBSEQUENT EVENTS for further information.

Debt Extinguishments - 2019
The following is a summary of the debt extinguished with cash and the respective loss on extinguishment:

	(In Millions)
	Three Months Ended March 31, 2019
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment
4.875% 2021 Senior Notes	$10.0	$(0.3)
	$10.0	$(0.3)

ABL Facility
On March 13, 2020, in connection with the Merger, we entered into a new ABL Facility with various financial institutions to replace and refinance Cliffs’ Former ABL Facility and AK Steel Corporation’s former revolving credit facility. The ABL Facility will mature upon the earlier of March 13, 2025 or 91 days prior to the maturity of certain other material debt and provides for up to $2.0 billion in borrowings, including a $555.0 million sublimit for the issuance of letters of credit and a $125.0 million sublimit for swingline loans. Availability under the ABL Facility is limited to an eligible borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
The ABL Facility and certain bank products and hedge obligations are guaranteed by us and certain of our existing wholly owned U.S. subsidiaries and are required to be guaranteed by certain of our future U.S. subsidiaries. Amounts outstanding under the ABL Facility are secured by (i) a first-priority security interest in the accounts receivable and other rights to payment, inventory, as-extracted collateral, certain investment property, deposit accounts, securities accounts, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts and other related assets of ours, the other borrowers and the guarantors, and proceeds and products of each of the foregoing (collectively, the “ABL Collateral”) and (ii) a second-priority security interest in substantially all of our assets and the assets of the other borrowers and the guarantors other than the ABL Collateral.
Borrowings under the ABL Facility bear interest, at our option, at a base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. We may amend this agreement to replace the LIBOR rate with one or more secured overnight financing based rates or an alternative benchmark rate, giving consideration to any evolving or then existing convention for similar dollar denominated syndicated credit facilities for such alternative benchmarks.
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
The ABL Facility provides for customary events of default, including, among other things, the event of nonpayment of principal, interest, fees or other amounts, a representation or warranty proving to have been materially incorrect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to certain material indebtedness, the bankruptcy or insolvency of the Company and certain of its subsidiaries, monetary judgment defaults of a specified amount, invalidity of any loan documentation, a change of control of the Company, and ERISA defaults resulting in liability of a specified amount. If an event of default exists (beyond any applicable grace or cure period), the administrative agent may, and at the direction of the requisite number of lenders shall, declare all amounts owing under the ABL Facility immediately due and payable, terminate such lenders’ commitments to make loans under the ABL Facility and/or exercise any and all remedies and other rights under the ABL Facility. For certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding loans and other amounts will become immediately due and payable.
On March 27, 2020, the ABL Facility was amended, by and among Cliffs, the lenders and the administrative agent. The amendment modified the ABL Facility to, among other things, provide for a new first-in, last-out tranche of commitments in the aggregate amount of $150 million by exchanging existing commitments under the ABL Facility. The total commitments under the ABL Facility after giving effect to the amendment remain at $2.0 billion. The terms and conditions (other than the pricing) that apply to the first-in, last-out tranche are substantially the same as the terms and conditions that apply to the tranche A facility of the ABL Facility immediately prior to the amendment.
As of March 31, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
March 31, 2020
Available borrowing base on ABL Facility[1]	$1,789.3
Borrowings	(800.0)
Letter of credit obligations[2]	(199.3)
Borrowing capacity available	$790.0

1 As of March 31, 2020, the ABL Facility has a maximum borrowing base of $2 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, IRBs and environmental obligations.
Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2020:

(In Millions)
Maturities of Debt
2020 (remaining period of year)[1]	$7.3
2021	33.5
2022	—
2023	12.8
2024	462.0
Thereafter	4,054.9
Total maturities of debt	$4,570.5

[1] Amounts maturing in 2020 are classified as Long-term debt based on our ability and intent to refinance on a long-term basis.

NOTE 8 - LEASES
We have leases for equipment, offices and production buildings with remaining contractual lease terms of up to 20 years. Certain of those leases include options to extend the leases, for periods from one to 32 years depending on the particular lease, as well as options to terminate the leases. Certain leases include variable lease payments based on production, usage or independent factors such as PPI changes. Substantially all of the variable lease payments relate to steelmaking services and rail transportation.
We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. We determine the incremental borrowing rates for our leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to our credit rating.

Lease costs are presented below:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Operating leases	$3.8	$1.0
Finance leases:
Amortization of lease cost	2.1	0.8
Interest on lease liabilities	0.5	0.3
Short-term leases	4.1	1.7
Variable lease costs	2.8	—
Total	$13.3	$3.8
Other information related to leases was as follows:

	(Dollars In Millions)
	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating leases within cash flows from operating activities	$1.1	$1.0
Finance leases within cash flows from operating activities	$0.5	$0.3
Finance leases within cash flows from financing activities	$2.1	$0.8
Right-of-use assets obtained in exchange for new finance lease liabilities[1]	$29.9	$15.1
Weighted-average remaining lease term - operating leases (in years)	8	10
Weighted-average remaining lease term - finance leases (in years)	11	6
Weighted-average discount rate - operating leases	8.4%	7.9%
Weighted-average discount rate - finance leases	6.8%	4.7%
1 Does not include right-of-use assets obtained in the Merger of $5.3 million for the three months ended March 31, 2020.
Future minimum lease payments under noncancellable finance and operating leases as of March 31, 2020 were as follows:

	(In Millions)
	Finance Leases	Operating Leases
2020 (remaining period of the year)	$11.1	$43.0
2021	13.6	56.0
2022	12.5	45.6
2023	10.6	39.4
2024	10.5	29.0
Thereafter	56.0	132.7
Total future minimum lease payments	114.3	345.7
Less imputed interest	42.9	104.1
Total lease payments	71.4	241.6
Less current portion of lease liabilities	11.4	40.4
Long-term lease liabilities	$60.0	$201.2

The current and long-term portions of our finance lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively. The current and long-term portions of our operating lease liabilities are included in Other current liabilities and Operating lease liability, non-current, respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
Commodity contracts	$—	$1.6	$—	$1.6
Customer supply agreement	—	—	19.0	19.0
Provisional pricing arrangement	—	—	0.6	0.6
Total	$—	$1.6	$19.6	$21.2
Liabilities:
Other current liabilities:
Commodity contracts	$—	$26.5	$—	$26.5
Foreign exchange contracts	—	1.6	—	1.6
Other non-current liabilities:
Commodity contracts	—	3.4	—	3.4
Foreign exchange contracts	—	0.9	—	0.9
Total	$—	$32.4	$—	$32.4

	(In Millions)
	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Commercial paper	$—	$187.6	$—	$187.6
Other current assets:
Customer supply agreement	—	—	44.5	44.5
Provisional pricing arrangement	—	—	1.3	1.3
Total	$—	$187.6	$45.8	$233.4
Liabilities:
Other current liabilities:
Commodity contracts	$—	$3.2	$—	$3.2
Provisional pricing arrangement	—	—	1.1	1.1
Total	$—	$3.2	$1.1	$4.3

The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Our foreign exchange contracts include Canadian dollars and euro, and our commodity hedge contracts primarily include those related to natural gas, electricity and zinc.

The Level 3 assets and liabilities consist of a freestanding derivative instrument related to a certain supply agreement and derivative assets and liabilities related to certain provisional pricing arrangements with our customers.
The supply agreement included in our Level 3 assets contains provisions for supplemental revenue or refunds based on the hot-rolled coil steel price in the year the iron ore product is consumed in the customer’s blast furnaces. We account for these provisions as a derivative instrument at the time of sale and adjust the derivative instrument to fair value through Revenues each reporting period until the product is consumed and the amounts are settled. We had assets of $19.0 million and $44.5 million at March 31, 2020 and December 31, 2019, respectively, related to this supply agreement.
The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once the revenue has been recognized. The derivative instruments are adjusted to fair value through Revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined. We had assets of $0.6 million and no liabilities related to provisional pricing arrangements at March 31, 2020. At December 31, 2019, we had assets of $1.3 million and liabilities of $1.1 million related to provisional pricing arrangements.
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2020 (In Millions)	Balance Sheet Location	Valuation Technique	Unobservable Input	Point Estimate

Customer supply agreement	$19.0	Other current assets	Market Approach	Management's estimate of hot-rolled coil steel price per net ton	$559
Provisional pricing arrangements	$0.6	Other current assets	Market Approach	PPI Estimates	136.5

The significant unobservable input used in the fair value measurement of our customer supply agreement was a forward-looking estimate of the hot-rolled coil steel price determined by management.
The significant unobservable input used in the fair value measurement of our provisional pricing arrangements at March 31, 2020 was estimates for PPI data.
The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended March 31,
	2020	2019
Beginning balance - January 1	$45.8	$91.4
Total gains (losses) included in earnings	(26.2)	15.3
Ending balance - March 31	$19.6	$106.7
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$(25.3)	$15.3

	(In Millions)
	Level 3 Liabilities
	Three Months Ended March 31,
	2020	2019
Beginning balance - January 1	$(1.1)	$—
Total losses included in earnings	(0.6)	(9.8)
Settlements	1.7	—
Ending balance - March 31	$—	$(9.8)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$—	$(9.8)

The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximates fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		March 31, 2020		December 31, 2019
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes	Level 1	$3,455.3	$2,712.8	$2,113.8	$2,237.0
IRBs due 2020 to 2028	Level 1	101.8	101.4	—	—
ABL Facility - outstanding balance	Level 2	800.0	800.0	—	—
Total long-term debt		$4,357.1	$3,614.2	$2,113.8	$2,237.0

The fair value of long-term debt was determined using quoted market prices.
NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
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
As a result of the acquisition of AK Steel, we assumed the obligations under AK Steel's defined benefit pension plans, defined contribution pension plans and OPEB plans. Noncontributory pension and various healthcare and life insurance benefits are provided to a significant portion of our employees and retirees. AK Steel also contributes to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. The AK Steel pension and OPEB plans were remeasured as of March 13, 2020.

The following are the components of defined benefit pension and OPEB costs:
Defined Benefit Pension Costs

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Service cost	$5.3	$4.1
Interest cost	8.2	8.7
Expected return on plan assets	(18.5)	(13.6)
Amortization:
Prior service costs	0.2	0.3
Net actuarial loss	6.7	5.9
Net periodic benefit cost	$1.9	$5.4

OPEB Credits

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Service cost	$0.5	$0.4
Interest cost	2.2	2.3
Expected return on plan assets	(4.5)	(4.2)
Amortization:
Prior service credits	(0.5)	(0.5)
Net actuarial loss	0.7	1.3
Net periodic benefit credit	$(1.6)	$(0.7)

Based on funding requirements, we made defined benefit pension contributions of $3.8 million for the three months ended March 31, 2020, compared to defined benefit pension contributions of $3.2 million for the three months ended March 31, 2019. OPEB contributions for our voluntary employee benefit association trust plans are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions for our voluntary employee benefit association trust plans were required or made for the three months ended March 31, 2020 and 2019.
NOTE 11 - STOCK COMPENSATION PLANS
The Compensation Committee approved grants effective as of March 13, 2020 under the A&R 2015 Equity Plan to certain officers and employees for the 2020 to 2022 performance period. Shares granted under the awards consisted of 0.9 million restricted stock units and 0.9 million performance shares.
Restricted stock units granted during 2020 are subject to continued employment, are retention based and are payable in common shares. The outstanding restricted stock units that were granted in 2020 cliff vest on December 31, 2022. The grant date fair value of restricted stock units granted in 2020 was $4.87 per share.
Performance shares are subject to continued employment, and each performance share, if earned, entitles the holder to be paid out in common shares. Performance is measured on the basis of relative TSR for the period of January 1, 2020 to December 31, 2022 and measured against the constituents of the SPDR S&P Metals and Mining ETF Index at the beginning of the relevant performance period. The final payouts for the outstanding performance period grants will vary from zero to 200% of the original grant depending on whether and to what extent the Company achieves certain objectives and performance goals as established by the Compensation Committee.

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
The following assumptions were utilized to estimate the fair value for the 2020 performance share grant under the A&R 2015 Equity Plan:

Grant Date	Grant Date Market Price	Average Expected Term (Years)	Expected Volatility	Risk-Free Interest Rate	Dividend Yield	Fair Value	Fair Value (Percent of Grant Date Market Price)
March 13, 2020	$4.87	2.8	53.6%	0.56%	—%	$6.93	142.30%

AK Steel Replacement Awards
On March 13, 2020, we converted outstanding AK Steel stock-based incentive awards to AK Steel employees at a 0.400 rate of exchange. The converted stock-based incentive awards include 2.0 million stock options, 1.0 million long-term performance plan awards, 0.5 million performance shares, 0.4 million restricted stock awards and 0.3 million restricted stock units. The weighted average vesting period remaining for these awards was 1.9 years.
We valued the restricted stock awards, restricted stock units and the long-term performance plan awards at $4.87 per share using the closing price of our common shares on March 13, 2020. The performance shares were fair valued at a weighted-average price of $4.06 per share using a Monte Carlo simulation similar to past awards. The stock options were fair valued at a weighted-average price of $0.51 per share of granted options using a Black-Scholes option valuation model. The stock option exercise price was determined by using the same conversion ratio and the options have expirations ranging from 0.2 to 9.9 years. Certain awards are subject to accelerated vesting based on qualifying termination events.
NOTE 12 - INCOME TAXES
Our 2020 estimated annual effective tax rate before discrete items as of March 31, 2020 is 47.4%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations, as well as non-deductible transaction costs, executive officers' compensation, global intangible low-taxed income and income for noncontrolling interests for which no tax is recognized. The 2019 estimated annual effective tax rate before discrete items as of March 31, 2019 was 12.9%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in the mix of income, as well as transaction costs and other acquisition related charges that were incurred only in 2020.
For the three months ended March 31, 2020, we recorded discrete items that resulted in an income tax benefit of $4.0 million. The discrete adjustments are primarily related to interest on uncertain tax positions in the quarter and the refund of amounts sequestered by the Internal Revenue Service on previously filed AMT credit refunds. For the three months ended March 31, 2019, we recorded discrete items that resulted in an income tax benefit of $0.4 million.
NOTE 13 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	March 31, 2020	December 31, 2019
Asset retirement obligations[1]	$181.4	$165.3
Less current portion	2.2	2.1
Long-term asset retirement obligations	$179.2	$163.2

1 Includes $32.5 million and $22.0 million related to our active operations as of March 31, 2020 and December 31, 2019, respectively.

The accrued closure obligation is predominantly related to our iron ore mining operations and provides for contractual and legal obligations associated with the eventual closure of those operations. Additionally, we have included in our asset retirement obligation $13.9 million for our integrated steel facilities acquired in the Merger. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining iron ore reserves and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. As the majority of our asset retirement obligations at our steelmaking operations have indeterminate settlement dates, asset retirement obligations have been recorded at present values using estimated ranges of the economic lives of the underlying assets.
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	March 31, 2020	December 31, 2019
Asset retirement obligation at beginning of period	$165.3	$172.4
Increase from AK Steel acquisition	13.9	—
Accretion expense	2.6	10.1
Remediation payments	(0.4)	(0.8)
Revision in estimated cash flows	—	(16.4)
Asset retirement obligation at end of period	$181.4	$165.3

NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	Derivatives designated as hedging instruments under Topic 815:		Derivatives not designated as hedging instruments under Topic 815:
Derivative Asset (Liability)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Other current assets:
Customer supply agreement	$—	$—	$19.0	$44.5
Provisional pricing arrangements	—	—	0.6	1.3
Commodity contracts	0.3	—	1.3	—
Other current liabilities:
Provisional pricing arrangements			—	(1.1)
Commodity contracts	(25.9)	(3.2)	(0.6)	—
Foreign exchange contracts	(1.6)	—	—	—
Other non-current liabilities:
Commodity contracts	(2.8)	—	(0.6)	—
Foreign exchange contracts	(0.9)	—	—	—

Derivatives Designated as Hedging Instruments - Cash Flow Hedges
Exchange rate fluctuations affect a portion of revenues and operating costs that are denominated in foreign currencies, and we use forward currency and currency option contracts to reduce our exposure to certain of these currency price fluctuations. Contracts to purchase Canadian dollars are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives and premiums paid for option contracts in Accumulated other comprehensive loss until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs.

We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures, including timing differences between when we incur raw material commodity costs and when we receive sales surcharges from our customers based on those raw materials. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.
The following table presents our outstanding hedge contracts:

		(In Millions)
		March 31, 2020			December 31, 2019
	Unit of Measure	Maturity Dates	Notional Amount		Notional Amount
Commodity contracts:
Natural gas	MMBtu	April 2020 - December 2021	50.4		20.1
Diesel	Gallons	—	—		0.8
Zinc	Pounds	April 2020 - December 2021	28.8		—
Electricity	Megawatt hours	April 2020 - December 2021	1.5		—
Foreign exchange contracts:
Canadian dollars	CAD	April 2020 - December 2021	C$	58.7	C$	—

Estimated losses before tax expected to be reclassified into Cost of goods sold within the next 12 months for our existing derivatives that qualify as cash flow hedges are presented below:

(In Millions)
Hedge:	Estimated Losses
Natural gas	$(7.0)
Zinc	(0.2)
Electricity	(1.5)
Canadian dollars	(0.2)

Derivatives Not Designated as Hedging Instruments
Customer Supply Agreement
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the hot-rolled coil steel price at the time the iron ore product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative instrument and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value through Revenues each reporting period based upon current market data and forward-looking estimates provided by management until the pellets are consumed and the amounts are settled.
Provisional Pricing Arrangements
Certain of our supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin pellet premiums and Platts international indexed freight rates. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
Revenue is recognized generally upon delivery to our customers. Revenue is measured at the point that control transfers and represents the amount of consideration we expect to receive in exchange for transferring goods. Changes in the expected revenue rate from the date that control transfers through final settlement of contract terms is recorded in accordance with Topic 815 and is characterized as a derivative instrument and accounted for separately.  Subsequently, the derivative instruments are adjusted to fair value through Revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rate is determined.
Foreign Exchange Contracts
Contracts to sell euro have not been designated as cash flow hedges for accounting purposes. Gains and losses are reported in earnings immediately in Other non-operating income. The notional amount of our outstanding contracts to sell euro is €2 million.
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

		(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,

		2020	2019
Customer supply agreements	Revenues	$(25.6)	$17.1
Provisional pricing arrangements	Revenues	(1.2)	(11.6)
Foreign exchange contracts	Other non-operating income	(0.1)	—
Commodity contracts	Cost of goods sold	(5.9)	—
Total		$(32.8)	$5.5

Refer to NOTE 9 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 15 - SHAREHOLDERS' EQUITY
Acquisition of AK Steel
As more fully described in NOTE 3 - ACQUISITION OF AK STEEL, we acquired AK Steel on March 13, 2020. At the effective time of the Merger, each share of AK Steel common stock issued and outstanding prior to the effective time of the Merger was converted into, and became exchangeable for, 0.400 Cliffs common shares, par value $0.125 per share. We issued a total of 126.8 million Cliffs common shares in connection with the Merger at a fair value of $617.6 million. Following the closing of the Merger, AK Steel's common stock was de-listed from the New York Stock Exchange.
Dividends
The below table summarizes our recent dividend activity:

Declaration Date	Record Date	Payment Date	Dividend Declared per Common Share[1]
2/18/2020	4/3/2020	4/15/2020	$0.06
12/2/2019	1/3/2020	1/15/2020	$0.06
9/3/2019	10/4/2019	10/15/2019	$0.10
5/31/2019	7/5/2019	7/15/2019	$0.06
2/19/2019	4/5/2019	4/15/2019	$0.05
10/18/2018	1/4/2019	1/15/2019	$0.05

1 The dividend declared on September 3, 2019 included a special cash dividend of $0.04 per common share.
Subsequent to the dividend paid on April 15, 2020, our Board temporarily suspended future dividends as a result of the COVID-19 pandemic in order to preserve cash during this time of economic uncertainty.

Preferred Stock
We have 3,000,000 Class A preferred shares authorized and 4,000,000 Class B preferred shares authorized; no preferred shares are issued or outstanding.
Share Repurchase Program
In November 2018, our Board authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million, excluding commissions and fees. In April 2019, our Board increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. During the three months ended March 31, 2019, we repurchased 11.5 million common shares at a cost of $124.3 million in the aggregate, including commissions and fees. The share repurchase program was effective until December 31, 2019.
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2019	$(315.7)	$—	$(3.1)	$(318.8)
Other comprehensive loss before reclassifications	—	(0.9)	(5.2)	(6.1)
Net loss reclassified from accumulated other comprehensive loss	5.6	—	2.2	7.8
March 31, 2020	$(310.1)	$(0.9)	$(6.1)	$(317.1)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2018	$(281.1)	$(2.8)	$(283.9)
Other comprehensive income before reclassifications	0.2	2.5	2.7
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
March 31, 2019	$(275.4)	$(0.1)	$(275.5)

The following table reflects the details about Accumulated other comprehensive loss components related to shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2020	2019
Amortization of pension and OPEB liability:
Prior service credits	$(0.3)	$(0.2)	Other non-operating income
Net actuarial loss	7.4	7.2	Other non-operating income
	7.1	7.0	Total before taxes
	(1.5)	(1.5)	Income tax benefit
	$5.6	$5.5	Net of taxes

Unrealized loss (gain) on derivative financial instruments:
Commodity contracts	$2.8	$0.3	Cost of goods sold
	(0.6)	(0.1)	Income tax benefit
	$2.2	$0.2	Net of taxes

Total reclassifications for the period, net of tax	$7.8	$5.7

NOTE 17 - RELATED PARTIES
We have certain co-owned joint ventures with companies from the steel and mining industries, including integrated steel companies, their subsidiaries and other downstream users of steel and iron ore products. In addition, we have certain long-term contracts, and from time to time, enter into other sales agreements with these parties, and as a result, generate Revenues from related parties.
Hibbing is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. The following is a summary of the mine ownership of the co-owned iron ore mine at March 31, 2020:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal USA	U.S. Steel
Hibbing	23.0%	62.3%	14.7%

The tables below summarize our material related party transactions:
Revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Revenue from related parties	$10.8	$46.9
Revenues[1]	$359.1	$157.0
Related party revenues as a percent of Revenues[1]	3.0%	29.9%
Purchases from related parties	$2.5	$—

1 Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	March 31, 2020	December 31, 2019
Accounts receivable, net	$18.7	$31.1
Other current assets	$19.0	$44.5
Accounts payable	$(5.3)	$—
Other current liabilities	$(0.3)	$(2.0)

Other current assets
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the hot-rolled coil steel price at the time the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
NOTE 18 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a VIE because we have committed to purchase all the expected production from the facility through 2032 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $3.5 million for the three months ended March 31, 2020 that was included in our consolidated income before income taxes.
The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The consolidated balance sheet as of March 31, 2020 includes the following amounts for SunCoke Middletown:

(In Millions)
March 31, 2020
Cash and cash equivalents	$0.8
Inventories	22.7
Property, plant and equipment, net	313.6
Accounts payable	10.0
Other assets (liabilities), net	(0.2)
Noncontrolling interests	326.9

NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2020	2019
Loss from continuing operations	$(49.2)	$(22.1)
Income from continuing operations attributable to noncontrolling interest	(3.5)	—
Net loss from continuing operations attributable to Cliffs shareholders	(52.7)	(22.1)
Income from discontinued operations, net of tax	0.6	—
Net loss attributable to Cliffs shareholders	$(52.1)	$(22.1)

Weighted average number of shares:
Basic	297.5	289.5
Convertible senior notes	—	—
Employee stock plans	—	—
Diluted	297.5	289.5

Loss per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
	$(0.18)	$(0.08)

Loss per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.18)	$(0.08)
Discontinued operations	—	—
	$(0.18)	$(0.08)

The following table summarizes the shares that have been excluded from the diluted earnings per share calculation as they were anti-dilutive:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Convertible senior notes	—	7.3
Employee stock plans	1.6	4.2
Total number of anti-dilutive shares	1.6	11.5

There was no dilution during the three months ended March 31, 2020 related to the common share equivalents for the convertible senior notes as our common shares average price did not rise above the conversion price.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
HBI production plant
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio, and have a few months of construction remaining to complete the project. However, due to the COVID-19 pandemic, we have temporarily halted construction. In total, to complete the project, we expect to spend approximately $1 billion on the HBI production plant, excluding capitalized interest, of which approximately $800 million was paid as of March 31, 2020. As of March 31, 2020, we have contracts and purchase orders in place for approximately $150 million.
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
Environmental Contingencies
Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government required investigations, we typically make an estimate of potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

	(In Millions)
	March 31, 2020	December 31, 2019
Environmental obligations	$40.0	$2.0
Less current portion	6.4	0.3
Long-term environmental obligations	$33.6	$1.7

We cannot predict the ultimate costs for each site with certainty because of the evolving nature of the investigation and remediation process. Rather, to estimate the probable costs, we must make certain assumptions. The most significant of these assumptions is for the nature and scope of the work that will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology that will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of past response costs and future oversight costs by governmental agencies, and the reaction of the governing environmental agencies to the proposed work plans. Costs for future investigation and remediation are not discounted to their present value, unless the amount and timing of the cash disbursements are readily known. To the extent that we have been able to reasonably estimate future liabilities, we do not believe that there is a reasonable possibility that we will incur a loss or losses that exceed the amounts we accrued for the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, since we recognize amounts in the consolidated financial statements in accordance with GAAP that exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental matters may be higher than the liabilities we currently have recorded in our consolidated financial statements.
Except as we expressly note below, we do not currently anticipate any material effect on our consolidated financial position, results of operations or cash flows as a result of compliance with current environmental regulations. Moreover, because all domestic steel and iron ore producers operate under the same federal environmental regulations, we do not believe that we are more disadvantaged than our domestic competitors by our need to comply with these regulations. Some foreign competitors may benefit from less stringent environmental requirements in the countries where they produce, resulting in lower compliance costs for them and providing those foreign competitors with a cost advantage on their products.
According to RCRA, which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. Environmental regulators may inspect our major iron ore and steelmaking facilities. While we cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.
Under authority from CERCLA, the EPA and state environmental authorities have conducted site investigations at certain of our facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently regulated. The results of these investigations are still pending, and we could be directed to spend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, we cannot reliably predict whether or when such spending might be required or its magnitude.
On April 29, 2002, AK Steel entered a mutually agreed-upon administrative order on consent with the EPA pursuant to Section 122 of CERCLA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the Hamilton Plant site located in New Miami, Ohio. The plant ceased operations in 1990 and all of its former structures have been demolished. AK Steel submitted the investigation portion of the RI/FS and completed supplemental studies. We currently have accrued $0.7 million for the remaining cost of the RI/FS. Until the RI/FS is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.
On September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring a plan to be developed for investigation of four areas at the Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, AK Steel acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In connection with the sale of the coke plant, Honeywell agreed to indemnify AK Steel against certain claims and obligations that could arise from the investigation, and we intend to pursue such indemnification from Honeywell, if necessary. We cannot reliably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited AK Steel to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. We currently have accrued $1.4 million for the projected cost of the investigation and known remediation. Until the site investigation is complete, we cannot reliably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.
On May 12, 2014, the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”) (previously the Michigan Department of Environmental Quality) issued to Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit Court, Case No. 14-008887-AA. The appellants and EGLE required the intervention of Severstal Dearborn, LLC (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On July 2, 2019, the Circuit Court dismissed the PTI appeal and ruled that EGLE appropriately issued the permit modification. The appellants have appealed that decision. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.
On August 21, 2014, the SDEIA filed a Complaint under the Michigan Environmental Protection Act (“MEPA”) in the State of Michigan, Wayne County Circuit Court, Case No. 14-010875-CE. The plaintiffs allege that the air emissions from Dearborn Works are impacting the air, water and other natural resources, as well as the public trust in such resources. The plaintiffs are requesting, among other requested relief, that the court assess and determine the sufficiency of the PTI’s limitations. On October 15, 2014, the court ordered a stay of the proceedings until a final order is issued in Wayne County Circuit Court Case No. 14-008887-AA (discussed above). When the proceedings resume, we intend to vigorously contest these claims. Until the claims in this complaint are resolved, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.

On November 18, 2019, November 26, 2019, and March 16, 2020, EGLE issued Notices of Violations (“NOVs”) with respect to the basic oxygen furnace electrostatic precipitator at Dearborn Works alleging violations of manganese, lead and opacity limits. We are investigating these claims and will work with EGLE to attempt to resolve them. We intend to vigorously contest any claims which cannot be resolved through a settlement. Until a settlement is reached with EGLE or the claims of the NOVs are otherwise resolved, we cannot reliably estimate the costs, if any, associated with any potentially required work.
In addition to the foregoing matters, we are or may be involved in proceedings with various regulatory authorities that may require us to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. We believe that the ultimate disposition of the proceedings will not have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Other Contingencies
In addition to the matters discussed above, there are various pending and potential claims against us and our subsidiaries involving product liability, commercial, employee benefits, and other matters arising in the ordinary course of business. Because of the considerable uncertainties which exist for any claim, it is difficult to reliably or accurately estimate what the amount of a loss would be if a claimant prevails. If material assumptions or factual understandings we rely on to evaluate exposure for these contingencies prove to be inaccurate or otherwise change, we may be required to record a liability for an adverse outcome. If, however, we have reasonably evaluated potential future liabilities for all of these contingencies, including those described more specifically above, it is our opinion, unless we otherwise noted, that the ultimate liability from these contingencies, individually and in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 21 - SUBSEQUENT EVENTS
On April 17, 2020, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to the issuance by Cliffs of $400 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from this offering for general corporate purposes, including to strengthen our balance sheet and increase our liquidity. The 9.875% 2025 Senior Secured Notes will bear interest at an annual rate of 9.875% and were issued at a price of 94.5% of their principal amount.
On April 24, 2020, we issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes at a price of 99.0% of their principal amount in an offering that was exempt from the registration requirements of the Securities Act. These additional notes are of the same class and series as, and otherwise identical to, the 9.875% 2025 Senior Secured Notes issued on April 17, 2020, other than with respect to the date of issuance and issue price. We used the net proceeds from the offering of these additional notes to repurchase approximately $736.4 million aggregate principal amount of our outstanding senior notes of various series, which resulted in a principal debt reduction of approximately $181.3 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, as well as other publicly available information.
Overview
Founded in 1847, Cleveland-Cliffs is among the largest vertically integrated producers of iron ore and steel in North America. With an emphasis on non-commoditized products, Cliffs is uniquely positioned to supply both customized iron ore pellets and sophisticated steel solutions to a quality-focused customer base, with an industry-leading market share in the automotive industry. A commitment to environmental sustainability is core to our business operations and extends to how we partner with stakeholders across our communities and the steel value chain. Headquartered in Cleveland, Ohio, Cleveland-Cliffs employs approximately 12,000 people across mining and steel manufacturing operations in the United States, Canada and Mexico.

The COVID-19 pandemic has negatively disrupted, to varying degrees, effectively all of the end markets that we serve. As a result, we expect decreased demand for our steel and raw material products until we see stabilization in the industrial markets that were impacted, most notably the automotive industry. In response to the COVID-19 pandemic and the corresponding reduction in demand, we have made several operational adjustments necessary to keep both our employees and Company healthy for the long term. See "–COVID-19" below.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first quarter of 2020, North American light vehicle production was approximately 3.8 million units, an 11% reduction from the prior year’s first quarter. While production in the first two months of 2020 remained on pace with the prior year, there was a 32% reduction in March as automotive facilities suspended operations as a result of the COVID-19 pandemic. We expect substantial declines in automotive production in the second quarter of 2020 as most facilities were not producing in April, and expect the pace of production restarts to be dependent on ultimate consumer demand for light vehicles.
In our Steel and Manufacturing segment, we also sell our steel products to the infrastructure, manufacturing, electrical power, distributors and converters markets, which have all been challenged by the COVID-19 pandemic, though to a lesser extent than the automotive market. We expect demand for these non-automotive products to decline from the previous year until market conditions improve.
For our Mining and Pelletizing segment, the key driver of our business is demand for steelmaking raw materials from U.S. steelmakers. During the first three months of 2020, the U.S. produced approximately 22 million metric tons of crude steel, which is 1% lower than the same period in 2019, representing about 5% of total global crude steel production. U.S. total steel capacity utilization was approximately 79% in the first three months of 2020, which is an approximate 3% decrease from the same period in 2019. Due to the timing of the COVID-19 pandemic and the U.S. response, we expect production and utilization rates in the second quarter to decline further until market conditions improve.
The price for domestic hot-rolled coil steel, an important attribute in the pricing for our iron ore pellets and certain of our steel products, averaged $586 per net ton for the first three months of 2020, 15% lower than the same period last year. The price of hot-rolled coil steel has recently been negatively impacted by lower demand related to the COVID-19 pandemic; however, we are encouraged that there have been numerous domestic steel capacity curtailments in response, which should help improve steel supply-demand dynamics in the United States.
The two other important indices that impact pricing in our Mining and Pelletizing segment are the Platts 62% Price and the Atlantic Basin pellet premium, which have remained relatively stable since the COVID-19 pandemic began. The Platts 62% Price averaged $89 per metric ton in the first three months of 2020, an 8% increase compared to $83 per metric ton in the first three months of 2019. The Atlantic Basin pellet premium averaged $29 per metric ton for the first three months of 2020, a 56% decrease compared to the same period in 2019. Despite the significant year-over-year decrease, the Atlantic Basin pellet premium has actually increased since the COVID-19 pandemic began, averaging $31 per metric ton since April 2020.
For the three months ended March 31, 2020, our consolidated Revenues, including the Realization of deferred revenue of $34.6 million, were $359.1 million. For the three months ended March 31, 2019, our consolidated Revenues were $157.0 million. For the three months ended March 31, 2020 and 2019 we had Net loss from continuing operations attributable to Cliffs shareholders of $0.18 and $0.08 per diluted share, respectively, and consolidated Adjusted EBITDA of $22.7 million and $21.2 million, respectively.
Strategy
Our key strategic initiatives include:
Maximizing our Commercial Strengths
With the completion of the acquisition of AK Steel, we now offer a full suite of products encompassing all steps of the iron ore and steel manufacturing process. From mining to pelletizing to the development and production of finished high-value steel products, we are uniquely positioned to supply both customized iron ore pellets and flat-rolled carbon, stainless and electrical steel products in the United States. We have an industry-leading market share in the automotive industry, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
Our product offering is generally geared toward the high-quality end of the spectrum, compared to other suppliers of steel and iron ore in the domestic and global marketplace. Since 2015, our subsidiary AK Steel has de-emphasized the marketing of commodity-grade steel such as hot-rolled coil and focused on high-end applications and solutions, emphasizing niche products primarily for the automotive industry, which is well known for its extremely selective buying behavior. The AK Steel expertise, equipment capabilities and delivery reliability differentiate us from what most U.S.-based steelmakers are capable of offering. It also allows for the ability to minimize the pricing influence of volatile market indices with more focus on fixed-price agreements.
We also produce iron ore pellets, the most advanced and sophisticated iron ore product in the marketplace. The major global iron ore producers primarily sell iron ore fines, a commodity-grade product that makes up the vast majority of the seaborne iron ore trade. Our pellets are iron ore fines that have been further processed into homogenous feedstock that allow for enhanced efficiency within a blast furnace, offering steelmakers improved productivity and environmental performance. The sophisticated and tailor-made nature of our pellets allows us to charge a premium when compared to other iron ore products available in the marketplace.
Though construction on the Toledo HBI production plant is temporarily shut down and therefore not yet complete, we expect that this plant, when operational, will allow us to offer another unique, high-quality product to discerning raw material buyers. EAF steelmakers primarily use scrap for their iron feedstock, and our HBI will offer a sophisticated alternative with less impurities, allowing the steelmakers to increase the quality of their respective end steel products.
Expanding our Customer Base and Product Offering
The acquisition of AK Steel allows us to benefit from a larger and more diverse base of customers, with less overall emphasis on commodity-linked contracts as part of our new Steel and Manufacturing business. This expansion of our customer base into the automotive industry, as well as other steel consuming manufacturers, is expected to generate more predictable earnings and cash flows due to the focus on value-added and non-commoditized products, and less exposure to volatile commodity indices. We will now generally supply more advanced steel products than EAF steelmakers, who have gained market share from other blast furnaces on less advanced commodity-grade steels. As currently configured, EAFs are largely unable to supply the highly-specified products that we primarily sell.
Although we have a different customer base compared to other blast furnace steelmakers, we cannot ignore the ongoing shift of steelmaking share in the U.S. away from the blast furnace producers to the EAF steelmakers. Over the past 25 years, the market share of EAFs has nearly doubled. However, as EAFs have moved to higher-value steel products, they require more high-quality iron ore-based metallics instead of lower-grade scrap as raw material feedstock. As a result of this trend, one of our top strategic priorities will be to become a critical supplier of the EAF market by providing these specialized metallics.
Once operational, we expect our HBI to partially replace the over three million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as the nearly 20 million metric tons of scrap used in the Great Lakes area every year. The Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors. Not only will this production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes region and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the area and grow our customer base.
The acquisition of AK Steel provides another potential outlet for HBI as it can also be used in integrated steel operations to increase productivity and reduce carbon footprint, allowing for more environmentally friendly steelmaking.
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
The acquisition of AK Steel is central to protecting our Mining and Pelletizing business, as sales to AK Steel accounted for 29% of our iron ore product revenue for the year ended December 31, 2019. The acquisition of AK Steel is expected to ensure pellet volume commitments for approximately six million long tons of pellets, to complement our existing long-term minimum volume pellet offtake agreements with other key integrated steel producers and pellets to be eventually consumed at our Toledo HBI production plant.
First Quarter 2020 Recent Developments
Acquisition of AK Steel
On March 13, 2020, we consummated the Merger, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was merged with and into AK Steel, with AK Steel surviving the Merger as a wholly owned subsidiary of Cliffs. At the effective time of the Merger, each share of AK Steel common stock issued and outstanding prior to the effective time of the Merger was converted into, and became exchangeable for, 0.400 Cliffs common shares, par value $0.125 per share. On March 13, 2020, we issued 126.8 million of our common shares in exchange for the AK Steel outstanding common stock.
Refer to NOTE 3 - ACQUISITION OF AK STEEL for further information.
Financing Transactions
In connection with the Merger, we concluded certain financing transactions, including the issuance of $725.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. We used the $716.2 million of net proceeds from the issuance of the 6.75% 2026 Senior Secured Notes, along with cash on hand, to purchase $372.7 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367.2 million aggregate principal amount of 7.50% 2023 AK Senior Notes, that were validly tendered and not validly withdrawn pursuant to tender offers that we conducted in connection with the Merger.
We also issued $231.8 million aggregate principal amount of 6.375% 2025 Senior Notes and $335.4 million aggregate principal amount of 7.00% 2027 Senior Notes in exchange for the same aggregate principal amount of outstanding 6.375% 2025 AK Senior Notes and outstanding 7.00% 2027 AK Senior Notes, respectively, that were validly tendered and not validly withdrawn pursuant to exchange offers that we conducted in connection with the Merger.
Additionally, on March 13, 2020, in connection with the Merger, we entered into a new $2.0 billion ABL Facility to replace and refinance Cliffs’ Former ABL Facility and AK Steel Corporation's former revolving credit facility. We had $800.0 million outstanding under the ABL Facility as of March 31, 2020.
On April 17, 2020, we issued $400.0 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from this offering for general corporate purposes, including to strengthen our balance sheet and increase our liquidity.
On April 24, 2020, we issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. These additional notes are of the same class and series as, and otherwise identical to, the 9.875% 2025 Senior Secured Notes issued on April 17, 2020, other than with respect to the date of issuance and issue price. We used the net proceeds from the offering of these additional notes to repurchase approximately $736.4 million aggregate principal amount of our outstanding senior notes of various series, which resulted in a principal debt reduction of approximately $181.3 million.
New Labor Agreement
We reached an agreement with the International Association of Machinists and Aerospace Workers for a new three-year labor contract that is effective until May 15, 2023. The new contract will cover approximately 1,825 of our hourly employees at the Middletown Works facility in Middletown, Ohio. The new labor contract was ratified on March 18, 2020.
Executive Leadership Promotions
On March 13, 2020, Terry G. Fedor was appointed Executive Vice President, Chief Operating Officer, Steel Mills. Mr. Fedor was most recently our Executive Vice President, Operations, a position he held since February 2019.

On March 13, 2020, R. Christopher Cebula was appointed Senior Vice President, Chief Administration Officer, Steel Mills & Chief Accounting Officer. Mr. Cebula was most recently our Vice President, Corporate Controller & Chief Accounting Officer, a position he held since February 2017.
On April 22, 2020, Mr. Cebula's title was changed to Senior Vice President, Chief Administration Officer, Steel Mills, and Kimberly A. Floriani was elected to assume the duties of Vice President, Corporate Controller & Chief Accounting Officer of the Company. Ms. Floriani most recently was our Director, Accounting & Reporting, a position she held since August 2015.
Changes to our Board
On March 13, 2020, our Board increased the size of the Board from eleven to twelve members. Michael D. Siegal and Joseph A. Rutkowski, Jr. each resigned as a member of the Board and William K. Gerber, Ralph S. Michael, III and Arlene M. Yocum were each appointed as a member of the Board. Additionally, Mr. Gerber was appointed as a member of the Audit Committee of the Board, Ms. Yocum was appointed as a member of the Strategy Committee of the Board, and Mr. Michael was appointed as the chairman of the Governance and Nominating Committee of the Board and as a member of the Compensation and Organization Committee of the Board. In addition to these committee appointments, the following changes were made to committees of the Board effective as of March 13, 2020: Robert P. Fisher, Jr. was appointed as a member of the Governance and Nominating Committee of the Board, Gabriel Stoliar was retired as a member of the Compensation and Organization Committee of the Board and was appointed as a member of the Strategy Committee of the Board, and Susan M. Green was retired as a member of the Strategy Committee of the Board. Further, effective April 22, 2020, Janet L. Miller was appointed as a member of the Audit Committee of the Board.
COVID-19
In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 have intensified throughout the first quarter of 2020 and several countries, including the United States, have taken steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long such measures will remain in place. In particular, the automotive industry has been significantly disrupted, and we rely on it for a significant amount of our revenues.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, AMT credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We anticipate receiving throughout the year approximately $150 million in liquidity relief due to our ability to accelerate AMT credit refunds and defer pension contributions and employer social security payments.
The COVID-19 pandemic has also disrupted our operations. Although we are implementing stringent social distancing procedures in our operating facilities, checking employees’ temperatures and symptoms before they enter the work place each day and deep cleaning our operational facilities throughout each day, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, we may need to reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and we cannot assure that we will be able to rehire our experienced workforce once our business has recovered. Although steel and iron ore are considered “essential” by the states in which we operate, certain of our facilities, including Dearborn Works, all Precision Partners facilities and approximately 65% of AK Tube production, have been temporarily idled until market conditions improve. We have also temporarily shut down construction activities at the HBI production plant. On April 13, 2020, we announced the temporarily idling of two of our iron ore mining operations, Northshore in Minnesota and Tilden in Michigan, and we expect them to restart in July 2020 and August 2020, respectively. Mansfield Works is idled for an unknown, extended period of time, and AK Coal has been indefinitely idled and held for sale. We are also moving forward with the permanent idle of the Dearborn Works hot strip mill, anneal and temper operations. Finally, the Hibbing mine, of which we are a minority participant, has been idled by the joint venture. We cannot predict whether our operations will experience additional disruptions in the future. We may also experience supply chain disruptions or operational issues with our contractors, as our suppliers and contractors face similar COVID-19-related challenges. As the impact of the COVID-19 pandemic continues to evolve, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
The COVID-19 pandemic has negatively disrupted, to varying degrees, effectively all of the end markets that we serve, as previously discussed. In the near term, the outbreak and worsening of the COVID-19 pandemic is expected to adversely impact our sales of steel and customized iron ore pellets. In particular, the automotive industry, which we rely on for a significant amount of our revenues, has been disrupted by the pandemic. As a result, we have performed various scenario-based stress tests to ensure we maintain sufficient liquidity as we manage through the COVID-19 pandemic. After performing these stress tests and raising additional capital during April, we feel comfortable with our forward-looking liquidity position.
To mitigate the impact of the COVID-19 pandemic, we have taken a number of steps to solidify our liquidity position, including:

•	Variable costs (approximately 75% of total) largely eliminated at idled facilities;

•	Ability to reduce/defer annual capital expenditures by approximately $200 million;

•	Run rate synergy achievement of $120 million per year related to the acquisition of AK Steel accelerated to October 2020 (previously March 2021);

•	Working capital release from reduction of finished pellet inventories related to idle of Northshore and Tilden mines;

•	Suspended future dividends (pro forma cash obligation of approximately $100 million per year); and

•	10-40% pay decreases for the salaried workforce, depending on band.
Additionally we anticipate approximately $150 million in liquidity relief from the CARES Act (including through AMT refund acceleration and deferral of Social Security tax payments and pension contributions).
In light of the sudden onset and unknown impact of the COVID-19 pandemic, our previously released guidance for the fiscal year ending December 31, 2020 should not be relied upon.
Results of Operations - Consolidated
The following is a summary of our consolidated results of operations for the three months ended March 31, 2020 and 2019:
Revenues
The following table presents our Revenues by reportable segment:

	(In Millions, Except Sales Tons)
	Three Months Ended March 31,
	2020	2019
Sales volume (in thousands):
Steel and Manufacturing (net tons)	199	—

Mining and Pelletizing sales (long tons)	2,134	1,550
Less: Intercompany sales (long tons)	(783)	—
Mining and Pelletizing consolidated sales (long tons)	1,351	1,550

Revenues:
Steel and Manufacturing consolidated revenues	$217.5	$—

Mining and Pelletizing[1]	229.4	157.0
Less: Intercompany revenues	(87.8)	—
Mining and Pelletizing consolidated revenues	141.6	157.0
		—
	$359.1	$157.0
[1] Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.

Revenues, including Realization of deferred revenue, increased by $202.1 million or 128.7%, for the three months ended March 31, 2020 compared to the prior-year period, primarily due to the addition of $217.5 million of revenues from our new Steel and Manufacturing segment as a result of the AK Steel acquisition, which was completed on March 13, 2020. Refer to “–Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.
Operating Costs
The following is a summary of Total operating costs:

	(In Millions)
	Three Months Ended March 31,
	2020	2019	Variance Favorable/ (Unfavorable)
Cost of goods sold	$(356.0)	$(126.1)	$(229.9)
Selling, general and administrative expenses	(26.1)	(27.3)	1.2
Acquisition-related costs	(42.5)	—	(42.5)
Miscellaneous – net:
Empire idle costs	(3.3)	(4.0)	0.7
HBI production plant startup costs	(7.9)	(0.8)	(7.1)
Other	(2.1)	0.4	(2.5)
Total Miscellaneous – net	(13.3)	(4.4)	(8.9)
	$(437.9)	$(157.8)	$(280.1)
Cost of goods sold
Cost of goods sold increased by $229.9 million, for the three months ended March 31, 2020, compared to the prior-year period, which was primarily due to the addition of Steel and Manufacturing segment sales volume as previously noted. Refer to “–Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2020, were $26.1 million, or $1.2 million lower than the comparable period. We had additional Selling, general and administrative expenses for costs related to AK Steel of approximately $7.7 million, which were more than offset by lower employment costs from our existing business.
Acquisition-related costs
Acquisition-related costs of $42.5 million for the three months ended March 31, 2020, related to acquisition costs to third parties of $23.2 million and severance of $19.3 million. Refer to NOTE 3 - ACQUISITION OF AK STEEL for further information on the acquisition.

Other Income (Expense)
The following is a summary of Total other expense:

	(In Millions)
	Three Months Ended March 31,
	2020	2019	Variance Favorable/ (Unfavorable)
Interest expense, net	$(31.0)	$(25.1)	$(5.9)
Other non-operating income (expense):
Gain (loss) on extinguishment of debt	3.2	(0.3)	3.5
Net periodic benefit credits other than service cost component	5.5	—	5.5
Other	0.5	0.4	0.1
	$(21.8)	$(25.0)	$3.2
Interest expense, net for the three months ended March 31, 2020, was $5.9 million higher than the prior-year period, primarily due to the incremental debt associated with the acquisition of AK Steel. These increases were offset partially by an increase in capitalized interest related to construction of the HBI production plant.
The gain on extinguishment of debt of $3.2 million for the three months ended March 31, 2020 related to the purchase of $56.5 million aggregate principal amount of 7.50% 2023 AK Senior Notes and $8.5 million aggregate principal amount of 7.625% 2021 AK Senior Notes pursuant to tender offers. Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for further details.
Net periodic benefit credits other than service cost component for the three months ended March 31, 2020, was $5.5 million higher than the prior-year period, primarily due to higher expected return on assets due to the acquisition of AK Steel pension assets and increased asset values for the plans held in 2019. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further detail on the components of net periodic benefit credits other than service cost component.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions, Except Percentages)
	Three Months Ended March 31,
	2020	2019	Variance
Income tax benefit	$51.4	$3.7	$47.7
Effective tax rate	51.1%	14.3%	36.8%
The difference in the effective rate and income tax expense from the comparable prior-year periods primarily relates to the mix of income and certain non-deductible transaction related items, as well as discrete items recorded in each period.
For the three months ended March 31, 2020, we recorded discrete items that resulted in an income tax benefit of $4.0 million. The discrete adjustments are primarily related to interest on uncertain tax positions and the refund of amounts sequestered by the Internal Revenue Service on previously filed AMT credit refunds. For the three months ended March 31, 2019, we recorded discrete items that result in an income tax benefit of $0.4 million.

Our 2020 estimated annual effective tax rate before discrete items is 47.4%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations, as well as non-deductible transaction costs, executive officers' compensation, global intangible low-taxed income and income of noncontrolling interests for which no tax is recognized. The 2019 estimated annual effective tax rate before discrete items at March 31, 2019 was 12.9%. The increase in the estimated effective tax rate before discrete items is driven by the change in the mix of income, as well as transaction costs and other acquisition related charges that were incurred in 2020 but not in 2019.
Results of Operations - Segment Information
Adjusted EBITDA
We evaluate performance on a segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel and iron ore industries, although it is not necessarily comparable to similarly titled measures used by other companies. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.
The following table provides a reconciliation of our consolidated Net loss to Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Net loss	$(48.6)	$(22.1)
Less:
Interest expense, net	(31.1)	(25.1)
Income tax benefit	51.4	3.7
Depreciation, depletion and amortization	(34.4)	(19.9)
EBITDA	$(34.5)	$19.2
Less:
EBITDA of noncontrolling interests[1]	$4.6	$—
Severance costs	(19.3)	(1.7)
Acquisition costs	(23.2)	—
Amortization of inventory step-up	(23.2)	—
Gain (loss) on extinguishment of debt	3.2	(0.3)
Impact of discontinued operations	0.7	—
Adjusted EBITDA	$22.7	$21.2

Adjusted EBITDA:
Steel and Manufacturing	$(11.1)	$(0.8)
Mining and Pelletizing	81.8	47.5
Corporate and eliminations	(48.0)	(25.5)
Total Adjusted EBITDA	$22.7	$21.2

[1] Includes $3.5 million of income attributable to noncontrolling interests and $1.1 million of depreciation, depletion and amortization for the three months ended March 31, 2020.
Adjusted EBITDA for the three months ended March 31, 2020, was positively impacted by the Realization of deferred revenue of $34.6 million, offset by lower Revenues, driven by the period-over-period decrease in hot-rolled coil steel price and the resulting impacts of the COVID-19 pandemic.

Steel and Manufacturing
The following is a summary of Steel and Manufacturing segment results which were included in our consolidated financial results for the three months ended March 31, 2020. These results include the AK Steel operations within our Steel and Manufacturing segment subsequent to March 13, 2020.
Total shipments of flat-rolled steel were 199 thousand net tons for the three months ended March 31, 2020.
Flat-Rolled Steel Shipments by Product Category
Three Months Ended
March 31, 2020
The following is a summary of operating results for Steel and Manufacturing:

Three Months Ended
March 31, 2020
Volumes - In Thousands of Net Tons
Flat-rolled steel shipments	199
Operating Results - In Millions
Revenues	$217.5
Cost of goods sold	$(246.6)
Adjusted EBITDA[1]	$(11.1)
Selling Price - Per Net Ton
Average net selling price per net ton of flat-rolled steel	$997
Revenues Attributable to International Customers
Revenues to customers outside the United States (In Millions)	$18.9
Revenues to customers outside the United States as a percent of total revenues	8.7%

1 We had negative Adjusted EBITDA for the three months ended March 31, 2019, of $0.8 million for costs incurred at our HBI facility.
The following table presents the percentage of net sales to each of our Steel and Manufacturing markets:

Three Months Ended
Market	March 31, 2020
Automotive	55%
Infrastructure and Manufacturing	20%
Distributors and Converters	25%

Cost of goods sold
Cost of goods sold was $246.6 million for the three months ended March 31, 2020, or 113% of Revenues. Cost of goods sold as a percentage of Revenues was unfavorably impacted by product sales mix primarily due to the COVID-19 pandemic, which resulted in lower sales volumes to our automotive customers. Additionally, we recorded $23.2 million of amortization on the fair value step-up of inventory, which further negatively impacted our cost of goods sold during the period.
Mining and Pelletizing
The following is a summary of Mining and Pelletizing results for the three months ended March 31, 2020 and 2019:

	(In Millions)
	Three Months Ended March 31,
	2020	2019	Change	Percent change
Volumes - In Thousands of Long Tons[1,2]
Sales tons	2,134	1,550	584	37.7%
Production tons	4,832	4,401	431	9.8%
Operating Results - In Millions[2]
Revenues[3]	$229.4	$157.0	$72.4	46.1%
Cost of goods sold	$(167.3)	$(126.1)	$(41.2)	32.7%
Adjusted EBITDA	$81.8	$47.5	$34.3	72.2%

[1] Includes Cliffs' 23% share of the Hibbing mine production.
[2] Includes intercompany sales to our Steel and Manufacturing segment of 783 thousand long tons, for the three months ended March 31, 2020.
[3] Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.
The following table presents certain operating results on a per ton basis:

	Three Months Ended March 31,
Per Ton Information	2020	2019	Change	Percent change
Realized product revenue rate[1,3]	$99.53	$93.81	$5.72	6.1%

Cash cost of goods sold rate[1,2]	$61.67	$61.94	$(0.27)	(0.4)%
Depreciation, depletion & amortization	8.76	11.94	(3.18)	(26.6)%
Total cost of goods sold	$70.43	$73.88	$(3.45)	(4.7)%

[1] Excludes revenues and expenses related to freight, which are offsetting.
[2] Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "–Non-GAAP Reconciliation" for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.

[3] Includes Realization of deferred revenue of $34.6 million, or $16.21 per long ton, for the three months ended March 31, 2020.
Adjusted EBITDA increased by $34.3 million during the three months ended March 31, 2020, compared to the prior-year period, primarily due to the increase in revenues of $72.4 million, offset by the increase in cost of goods sold of $41.2 million, discussed below.
Revenue increased by $67.0 million during the three months ended March 31, 2020, compared to the prior-year period, excluding an increase in domestic freight of $5.4 million, driven by:

•	Higher sales volume of 0.6 million long tons, primarily due to increased intercompany sales as a result of the acquisition of AK Steel, which resulted in increased revenue of $55 million.

•
An increase in the average year-to-date realized product revenue rate of $5.72 per long ton, or 6.1%, during the three months ended March 31, 2020, compared to the prior-year period, which resulted in an increase of $12 million, predominantly due to:

◦	The Realization of deferred revenue of $35 million, or $16 per long ton, as a result of the termination of the AK Steel iron ore pellet sales agreement.

◦
This increase was offset partially by a decrease in the hot-rolled coil steel price, which negatively affected the realized revenue rate by $14 per long ton, or $30 million, during the three months ended March 31, 2020.

Cost of goods sold increased $35.8 million during the three months ended March 31, 2020, excluding the domestic freight increase of $5.4 million, compared to the same period in 2019. This is predominantly due to an increase in sales volume of 0.6 million long tons, which resulted in increased costs of $41 million period-over-period.
Production
Production for the three months ended March 31, 2020, increased 9.8% compared to the same period in 2019, predominantly due to favorable weather during the current-year period and repairs and maintenance that impacted production during the prior-year period.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operations, availability under the ABL Facility and other financing activities. Our capital allocation decision-making process is focused on preserving healthy liquidity levels while maintaining the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on maximizing the cash generation of our operations, reducing debt, and aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects.
Since the onset of the COVID-19 pandemic in the United States, our primary focus has been on maintaining adequate levels of liquidity to manage through a potentially prolonged economic downturn. In alignment with this, we have made several operational adjustments, including facility closures, idles, and extended maintenance outages. Along with the cost savings achieved through these operational adjustments, we have significantly reduced planned capital expenditures for the year, reduced overhead costs and suspended our quarterly dividend payment. Additionally, on April 17, 2020 and April 24, 2020, we issued $400 million aggregate principal amount and an additional $555.2 million aggregate principal amount, respectively, of 9.875% 2025 Senior Secured Notes to further bolster our liquidity position and reduce debt. We believe these measures will allow us to remain comfortable with our liquidity levels for an extended market downturn related to the COVID-19 pandemic.
On March 13, 2020, we completed the strategic acquisition of AK Steel. In connection with the acquisition, in order to maintain our healthy debt maturity profile, we issued the 6.75% 2026 Senior Secured Notes and used the net proceeds from such offering, along with cash on hand, to fund the purchase and retirement of $372.7 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367.2 million aggregate principal amount of 7.50% 2023 AK Senior Notes pursuant to tender offers. Additionally, we borrowed $800 million under the new ABL Facility, which was partially used to pay down the $590 million of outstanding borrowings under AK Steel Corporation's former revolving credit facility.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in iron ore and domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations.
The following discussion summarizes the significant items impacting our cash flows during the three months ended March 31, 2020 and 2019 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $160.5 million and $111.2 million for the three months ended March 31, 2020 and 2019, respectively. The incremental increase in cash used by operating activities during the first three months of 2020, compared to 2019, was due primarily to the slowing economy as a result of the COVID-19 pandemic, which had an adverse effect on our operating results.

Our U.S. cash and cash equivalents balance at March 31, 2020 was $167.3 million, including $3.9 million classified as part of Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to discontinued operations, or 90% of our consolidated total cash and cash equivalents balance, excluding cash related to our variable interest entities, of $186.0 million.
Investing Activities
Net cash used by investing activities was $1,007.5 million and $125.6 million for the three months ended March 31, 2020 and 2019, respectively. During the first three months of 2020, we had net cash outflows of $869.3 million for the acquisition of AK Steel, net of cash acquired. This includes $590.0 million to pay off AK Steel Corporation's former revolving credit facility and $323.6 million to purchase outstanding 7.50% 2023 AK Senior Notes. Additionally, we had capital expenditures including capitalized interest of $138.1 million and $134.1 million for the three months ended March 31, 2020 and 2019, respectively. The 2020 capital expenditures include the continued development of our HBI production plant, which is temporarily on hold, and sustaining capital spend.
During the three months ended March 31, 2020, we had cash outflows, including deposits, of approximately $110 million on development of the HBI production plant. This compares to net cash outflows, including deposits, during the first three months of 2019 of approximately $100 million on development of the HBI production plant and approximately $20 million on the upgrades at Northshore. Additionally, we spent approximately $26 million and $13 million on sustaining capital expenditures during the three months ended March 31, 2020 and 2019, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
In response to the COVID-19 pandemic, we intend to limit our cash used for capital expenditures to critical sustaining capital and will resume capital investment based on the market's recovery.
Financing Activities
Net cash provided by financing activities was $1,005.1 million for the three months ended March 31, 2020, compared to net cash used by financing activities of $157.8 million for the comparable period in 2019. Net cash provided by financing activities for the three months ended March 31, 2020, primarily related to the issuance of $725.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes and borrowings of $800.0 million under the ABL Facility. The net proceeds from the issuance of the 6.75% 2026 Senior Secured Notes, along with cash on hand, were used to purchase $372.7 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367.2 million aggregate principal amount of 7.50% 2023 AK Senior Notes and to pay for the $44.4 million of debt issuance costs.
Net cash used by financing activities during the first three months of 2019 primarily related to the repurchase of 11.5 million common shares for $124.3 million in the aggregate under the $300 million share repurchase program.
Additional uses of cash from financing activities during the first three months of 2020 included payments of cash dividends on our common shares of $16.9 million. Uses of cash from financing activities during the first three months of 2019 included cash dividends on our common shares of $14.8 million and the repurchase of debt for $10.3 million.
We have temporarily suspended future dividend distributions as a result of the COVID-19 pandemic in order to preserve cash during this time of economic uncertainty. We anticipate future uses of cash for financing activities during the next 12 months to include opportunistic debt transactions as part of our liability management strategy, such as the transactions that occurred subsequent to the March 31, 2020 reporting period. Refer to NOTE 21 - SUBSEQUENT EVENTS for further information.

Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
March 31, 2020
Cash and cash equivalents	$186.9
Cash and cash equivalents from discontinued operations, included within other current assets	9.6
Less: Cash and cash equivalents from variable interest entities	(0.9)
Total cash and cash equivalents	$195.6

Available borrowing base on ABL Facility[1]	$1,789.3
Borrowings	(800.0)
Letter of credit obligations	(199.3)
Borrowing capacity available	$790.0

1 As of March 31, 2020, the ABL Facility has a maximum borrowing base of $2.0 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash on hand, which totaled $195.6 million as of March 31, 2020, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $985.6 million in liquidity entering the second quarter of 2020, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months. Additionally, on April 17, 2020, we issued $400 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in a private placement transaction exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from this offering for general corporate purposes, including to strengthen our balance sheet and increase our liquidity. On April 24, 2020, we issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in a private placement transaction exempt from the registration requirements of the Securities Act. We used the net proceeds from the offering of the additional 9.875% 2025 Senior Secured Notes to repurchase approximately $736.4 million aggregate principal amount of our outstanding senior notes, which resulted in a principal debt reduction of approximately $181.3 million. We believe these measures will allow us to remain comfortable with our liquidity levels for an extended market downturn related to the COVID-19 pandemic.
As of March 31, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
Information about our Guarantors and the Issuer of our Guaranteed Securities
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.75% 2025 Senior Notes, the 6.375% 2025 Senior Notes, the 5.875% 2027 Senior Notes and the 7.00% 2027 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 4.875% 2024 Senior Secured Notes, the 6.75% 2026 Senior Secured Notes and the 9.875% 2025 Senior Secured Notes on a senior secured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.

The following presents the summarized financial information on a combined basis for Cleveland-Cliffs Inc. (parent company and issuer of the guaranteed obligations) and the Guarantor subsidiaries, collectively referred to as the obligated group. Transactions between the obligated group have been eliminated. Information for the non-Guarantor subsidiaries was excluded from the combined summarized financial information of the obligated group.
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2020. Refer to Exhibit 22.1, filed herewith, for the detailed list of entities included within the obligated group as of March 31, 2020 and December 31, 2019.
The guarantee of a Guarantor subsidiary with respect to Cliffs' 5.75% 2025 Senior Notes, 6.375% 2025 Senior Notes, 5.875% 2027 Senior Notes, 7.00% 2027 Senior Notes, 4.875% 2024 Senior Secured Notes, 6.75% Senior Secured Notes and 9.875% 2025 Senior Secured Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
(a) any sale, exchange, transfer or disposition of such Guarantor subsidiary (by merger, consolidation, or the sale of) or the capital stock of such Guarantor subsidiary after which the applicable Guarantor subsidiary is no longer a subsidiary of the Company or the sale of all or substantially all of such Guarantor subsidiary’s assets (other than by lease), whether or not such Guarantor subsidiary is the surviving entity in such transaction, to a person which is not the Company or a subsidiary of the Company; provided that (i) such sale, exchange, transfer or disposition is made in compliance with the applicable Indenture, including the covenants regarding consolidation, merger and sale of assets and, as applicable, dispositions of assets that constitute notes collateral, and (ii) all the obligations of such Guarantor subsidiary under all debt of the Company or its subsidiaries terminate upon consummation of such transaction;
(b) designation of any Guarantor subsidiary as an “excluded subsidiary” (as defined in the Indentures); or
(c) defeasance or satisfaction and discharge of the Indentures.
Each entity in the summarized combined financial information follows the same accounting policies as described in the consolidated financial statements. The accompanying summarized combined financial information does not reflect investments of the obligated group in non-Guarantor subsidiaries. The financial information of the obligated group is presented on a combined basis; intercompany balances and transactions within the obligated group have been eliminated. The obligated group's amounts due from, amounts due to, and transactions with, non-Guarantor subsidiaries and related parties have been presented in separate line items.
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	March 31, 2020	December 31, 2019
Current assets	$2,864.4	$891.0
Non-current assets	5,035.4	2,381.8
Current liabilities	1,002.2	392.9
Non-current liabilities	6,288.0	2,791.7

The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Three Months Ended
March 31, 2020
Revenues[1]	$348.9
Cost of goods sold	(352.9)
Loss from continuing operations	(57.2)
Net loss	(56.8)
Net loss attributable to Cliffs shareholders	(56.8)
[1] Includes Realization of deferred revenue of $34.6 million for the three months ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	March 31, 2020	December 31, 2019
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$0.9	$—
Accounts payable	(0.5)	—

Balances with other related parties:
Accounts receivable, net	$18.7	$31.1
Other current assets	19.0	44.5
Accounts payable	(5.3)	—
Other current liabilities	(0.3)	(2.0)
Additionally, for the three months ended March 31, 2020, the obligated group had Revenues of $10.8 million, including a $28.1 million negative impact from a revaluation of 2019 unconsumed sales tons, and Cost of goods sold of $30.6 million in each case with other related parties.
Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
Commodity Price Risk
Our financial results can vary for our operations as a result of fluctuations in market prices. We attempt to mitigate commodity price risk by aligning fixed and variable components in our customer pricing contracts, supplier purchasing agreements and derivative financial instruments.
Some customer contracts have fixed-pricing terms, which increase our exposure to fluctuations in raw material and energy costs. To reduce our exposure, we enter into annual, fixed-price agreements for certain raw materials. Some of our existing multi-year raw material supply agreements have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed our needs. Absent exceptions for force majeure and other circumstances affecting the legal enforceability of the agreements, these minimum purchase requirements may compel us to purchase quantities of raw materials that could significantly exceed our anticipated needs or pay damages to the supplier for shortfalls. In these circumstances, we would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that we would not be successful in reducing purchase quantities, either through negotiation or litigation. If that occurred, we would likely be required to purchase more of a particular raw material in a particular year than we need, negatively affecting our results of operations and cash flows.

Certain of our customer contracts include variable-pricing mechanisms that adjust selling prices in response to changes in the costs of certain raw materials and energy, while other of our customer contracts exclude such mechanisms. We may enter multi-year purchase agreements for certain raw materials with similar variable-price mechanisms, allowing us to achieve natural hedges between the customer pricing contracts and supplier purchasing agreements. Therefore, in some cases, price fluctuations for energy (particularly natural gas and electricity), raw materials (such as scrap, chrome, zinc and nickel) or other commodities may be, in part, passed on to customers rather than absorbed solely by us. There is a risk, however, that the variable-price mechanisms in the sales contracts may not necessarily change in tandem with the variable-price mechanisms in our purchase agreements, negatively affecting our results of operations and cash flows.
Our strategy to address volatile natural gas rates, diesel rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer pricing contracts and supplier purchasing agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs. The following table summarizes the impact of a 10% and 25% change in market price from the March 31, 2020 estimated price on our derivative instruments, thereby impacting our pre-tax income by the same amount.

	Positive or Negative Effect on Pre-tax Income (In Millions)
Commodity Derivative	10% Increase or Decrease	25% Increase or Decrease
Natural gas	$10.8	$27.1
Electricity	$3.5	$8.6
Zinc	$1.9	$4.7
Other	$0.9	$0.8
Additionally, our iron ore pellet revenue is impacted by pricing of iron ore, hot-rolled coil steel and iron ore pellet premiums. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. The world market price that is most commonly utilized in our iron ore sales contracts is the Platts 62% Price, which can fluctuate widely due to numerous factors, such as global economic growth or contraction, change in demand for steel or changes in availability of supply.
A supply agreement with one Mining and Pelletizing customer provides for supplemental revenue or refunds based on the hot-rolled coil steel price at the time the iron ore product is consumed in the customer’s blast furnaces. At March 31, 2020, we had derivative assets of $19.0 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the hot-rolled coil steel price realized from the March 31, 2020 estimates would cause the fair value of the derivative instrument to increase or decrease by approximately $18 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Refer to NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Foreign Currency Exchange Rate Risk
Exchange rate fluctuations affect our Steel and Manufacturing segment's accounts receivable that are denominated in euro and our operating costs that are denominated in Canadian dollars, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. At March 31, 2020, we had outstanding forward currency contracts with a total contract value of $2.2 million for the sale of euro. Based on the contracts outstanding at March 31, 2020, a 10% change in the U.S dollar-to-euro exchange rate would result in a pre-tax impact of $0.2 million on the fair value of these contracts, which would offset the effect of a change in the exchange rate on the underlying receivable. At March 31, 2020, we had outstanding forward currency contracts with a total contract value of $41.7 million for the purchase of Canadian dollars. Based on the contracts outstanding at March 31, 2020, a 10% change in the U.S. dollar-to-Canadian dollar exchange rate would result in a pre-tax impact of $4.2 million on the fair value of these contracts, which would offset the effect of a change in the exchange rate on the underlying operating costs. Refer to NOTE 14 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. While we concluded that an event triggering the need for an impairment assessment did not occur during the three months ended March 31, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions that would indicate that the carrying value of our asset groups may not be recoverable.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. Additionally, we have outstanding IRBs with fixed and variable rates. As of March 31, 2020, we had $800.0 million amounts outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the current borrowing level would result in a change of approximately $8.0 million to interest expense on an annual basis.
Supply Concentration Risks
Many of our operations and mines rely on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect our future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:

•
severe financial hardship, bankruptcy, temporary or permanent shutdowns or operational challenges, due to the ongoing COVID-19 pandemic or otherwise, of one or more of our major customers, including customers in the automotive market, key suppliers or contractors, which, among other adverse effects, could lead to reduced demand for our products, increased difficulty collecting receivables, and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;

•
uncertainty and weaknesses in global economic conditions, including downward pressure on prices caused by the COVID-19 pandemic, oversupply of imported products, reduced market demand and risks related to U.S. government actions with respect to Section 232, the USMCA and/or other trade agreements, treaties or policies;

•	uncertainties associated with the highly competitive and highly cyclical steel industry and reliance on the demand for steel from the automotive industry;

•	continued volatility of steel and iron ore prices and other trends, which may impact the price-adjustment calculations under certain of our sales contracts;

•	our ability to successfully diversify our product mix and add new customers for our Mining and Pelletizing segment beyond our traditional blast furnace clientele;

•
our ability to cost-effectively achieve planned production rates or levels, including at our HBI production plant once we restart construction activities, and to resume full operations at certain facilities that are temporarily idled due to the COVID-19 pandemic;

•	our ability to successfully identify and consummate any strategic investments or development projects, including our HBI production plant;

•
the impact of our steelmaking customers reducing their steel production due to the COVID-19 pandemic, or increased market share of steel produced using methods other than those used by our customers, or increased market share of lighter-weight steel alternatives, including aluminum;

•
our ability to maintain adequate liquidity, our level of indebtedness and the availability of capital could limit cash flow available to fund working capital, planned capital expenditures, acquisitions, and other general corporate purposes or ongoing needs of our business;

•	our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;

•	the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;

•	problems or uncertainties with sales volume or mix, productivity, transportation, environmental liabilities, employee-benefit costs and other risks of the steel and mining industries;

•
impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;

•	our ability to maintain appropriate relations with unions and employees;

•	the ability of our customers, joint venture partners and third-party service providers to meet their obligations to us on a timely basis or at all;

•	events or circumstances that could impair or adversely impact the viability of a production plant or mine and the carrying value of associated assets, as well as any resulting impairment charges;

•
uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures, infectious disease outbreaks and other unexpected events;

•	adverse changes in interest rates, foreign currency rates and tax laws;

•	the potential existence of significant deficiencies or material weakness in our internal control over financial reporting;

•
our ability to realize the anticipated benefits of the Merger and to successfully integrate the businesses of AK Steel into our existing businesses, including uncertainties associated with maintaining relationships with customers, vendors and employees, as well as realizing the estimated future synergies;

•
additional debt we assumed or issued in connection with the Merger, as well as additional debt we incurred in connection with enhancing our liquidity during the COVID-19 pandemic, may negatively impact our credit profile and limit our financial flexibility;

•	changes in the cost of raw materials and supplies;

•	supply chain disruptions or poor quality of raw materials or supplies, including scrap, coal, coke and alloys;

•	disruptions in, or failures of, our information technology systems, including those related to cybersecurity; and

•	unanticipated costs associated with healthcare, pension and OPEB obligations.
For additional factors affecting our business, refer to Part II – Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. You are urged to carefully consider these risk factors.
Non-GAAP Reconciliations
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

	(In Millions)
	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$167.3	$126.1
Less:
Freight	17.0	11.6
Depreciation, depletion & amortization	18.7	18.5
Cash cost of goods sold	$131.6	$96.0
Refer to Item 2. Results of Operations – Segment Information for a reconciliation of the non–GAAP measure, Adjusted EBITDA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2019, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

The Company acquired AK Steel during March 2020. We are currently integrating the processes and internal controls of AK Steel. Except for the AK Steel acquisition, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Legal Proceedings Relating to the Merger Involving Cliffs
Franchi, et al. v. AK Steel Holding Corp., et al., Case No. 1:20-cv-00078 (D. Del.) (the “Franchi Action”).  On January 17, 2020, a purported stockholder of AK Steel filed this putative class action lawsuit in federal court in Delaware against AK Steel, the directors of AK Steel, Cleveland-Cliffs Inc. and Merger Sub.  The complaint alleged that the registration statement on Form S-4 filed in connection with the Merger was false and misleading and/or omitted material information concerning the transactions contemplated by the Merger Agreement in violation of the federal securities laws.
Nessim, et al. v. Cleveland-Cliffs Inc., et al., Case No. 1:20-cv-00850 (S.D.N.Y.) (the “Nessim Action”).  On January 31, 2020, a purported shareholder of Cleveland-Cliffs Inc. filed this putative class action lawsuit in federal court in New York against us and each of our directors. The complaint, like the complaint in the Franchi Action, alleged that the registration statement on Form S-4 filed in connection with the Merger was false and misleading and/or omitted material information concerning the transactions contemplated by the Merger Agreement in violation of the federal securities laws.
Pate, et al. v. AK Steel Holding Corp., et al., Case No. CV 2020 01 0196 (Ohio Common Pleas, Butler County) (the “Pate Action”).  On January 28, 2020, a purported stockholder of AK Steel filed this putative class action lawsuit in state court in Ohio against AK Steel, the directors of AK Steel, Cleveland-Cliffs Inc. and Merger Sub.  Among other things, the complaint alleged breaches of fiduciary duty claims against the AK Steel directors and aiding and abetting claims against AK Steel, us and Merger Sub in connection with the transactions contemplated by the Merger Agreement, including that the registration statement on Form S-4 filed in connection with the Merger was false and misleading and/or omitted material information concerning the transactions contemplated by the Merger Agreement.
These three lawsuits relating to the Merger, among other requested relief, sought to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and expenses.  The Franchi, Nessim and Pate Actions were voluntarily dismissed by the plaintiffs on March 6, 2020, March 11, 2020, and March 9, 2020, respectively.
Other Legal Proceedings Relating to the Merger
In addition to the Franchi, Nessim and Pate Actions described above under "–Legal Proceeding Relating to the Merger Involving Cliffs," six additional actions previously were filed in federal court in Delaware, Michigan and New York by purported AK Steel stockholders in connection with the Merger: Stein v. AK Steel Holding Corp., et al., Case No. 1:20-cv-00054 (D. Del., filed January 14, 2020) (the “Stein Action”); Spuhler v. AK Steel Holding Corp., et al., Case No. 1:20-cv-00444 (S.D.N.Y., filed January 16, 2020) (the “Spuhler Action”); Raul v. AK Steel Holding Corp., et al., No. 1:20-cv-00611 (S.D.N.Y., filed January 23, 2020) (the “Raul Action”); Ruiz v. AK Steel Holding Corp., et al., No. 1:20-cv-00620 (E.D.N.Y., filed February 4, 2020) (the “Ruiz Action”); Rubin v. AK Steel Holding Corp., et al., No. 2:20-cv-10379-BAF-DRG (E.D. Mich., filed February 12, 2020) (the “Rubin Action”); and Cornish v. AK Steel Holding Corp., et al., Case No. 2:20-cv-10457 (E.D. Mich., filed February 21, 2020) (the “Cornish Action”).  The Stein Action, Spuhler Action, Raul Action, Ruiz Action, Rubin Action and Cornish Action are collectively referred to as the “AK Steel Stockholder Federal Actions.”  Each of the AK Steel Stockholder Federal Actions named AK Steel and its directors as defendants and alleged, among other things, that the registration statement on Form S-4 filed by Cliffs in connection with the Merger was false and misleading and/or omitted material information concerning the transactions contemplated by the Merger Agreement in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act. The plaintiffs in the AK Steel Stockholder Federal Actions, among other things, sought to enjoin the transactions contemplated by the Merger Agreement and an award of attorneys’ fees and expenses.
The AK Steel Stockholder Federal Actions were voluntarily dismissed by the plaintiffs on March 4, 2020 (the Spuhler Action and the Cornish Action), March 5, 2020 (the Raul Action and the Rubin Action), and March 6, 2020 (the Stein Action and the Ruiz Action).
Certain Legacy Legal Proceedings Relating to AK Steel
Prior to Cliffs' acquisition of AK Steel, certain AK Steel subsidiaries had been named as one of many defendants in numerous lawsuits filed since 1990 claiming injury allegedly resulting from exposure to asbestos.  Similar lawsuits seeking monetary relief continue to be filed in various jurisdictions in the U.S., which cases are vigorously defended.  Although predictions about the outcome of pending litigation is subject to uncertainties, based upon present knowledge, we believe it is unlikely that the resolution in the aggregate of these claims will have a materially adverse effect on our consolidated results of operations, cash flows or financial condition.
Additional information for this item relating to certain environmental and other contingencies may be found in NOTE 20 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors
The risk factors presented below update, and amend and restate, the risk factors disclosed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.
An investment in our common shares or other securities is subject to risks inherent to our businesses and the industries in which we operate. Described below are certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. Before making an investment decision, investors should consider carefully all of the risks described below together with the other information included in this report and the other reports filed by Cliffs with the SEC. The risks and uncertainties described below include known material risks that we face currently. Although we have extensive risk management policies, practices and procedures in place that are aimed to mitigate these risks, the occurrence of these uncertainties may nevertheless impair our business operations. This report is qualified in its entirety by these risk factors.
Our ERM function provides a framework for management’s consideration of risks when making strategic, financial, operational and/or project decisions. The framework is based on ISO 31000, an internationally recognized risk management standard. Management uses a consistent methodology to identify and assess risks, determine and implement risk mitigation actions, and monitor and communicate information about the Company’s most significant risks. Management has identified several categories of risk that we are subject to, including: (I) economic and market, (II) regulatory, (III) financial, (IV) operational, (V) development and sustainability, (VI) human capital and (VII) risks related to the Merger. The following risk factors are presented according to these key risk categories.
I.    ECONOMIC AND MARKET RISKS
We face risks related to the current COVID-19 pandemic.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. As of March 31, 2020, the COVID-19 pandemic has begun to adversely affect our business. In the near term, the outbreak and worsening of the COVID-19 pandemic will adversely impact our sales of steel and customized iron ore pellets. In particular, the automotive industry, which we rely on directly and indirectly for a significant amount of our sales, has been significantly disrupted. Because the situation is ongoing and because the duration and severity of the COVID-19 pandemic are unclear, it is difficult to quantify the impact on the Company’s future results.
The COVID-19 pandemic has also disrupted our operations. For example, although steel and iron ore operations are considered “essential” by the states in which we operate, certain of our steel facilities, including Dearborn Works, all Precision Partners facilities and approximately 65% of AK Tube production, were temporarily idled in March and April 2020 and are expected to remain idled until market conditions improve. We also temporarily shut down construction activities at our HBI production plant in March 2020. Our Tilden and Northshore mines were idled in mid-April 2020, and we expect them to restart in July 2020 and August 2020, respectively. We cannot predict when we will be able to restart construction of our HBI production plant, when our production facilities and/or mines will be able to resume operations or whether any other production facilities and/or mines will experience disruptions in the future. We may also experience supply chain disruptions or operational issues with our vendors, as our suppliers and contractors face similar challenges related to the COVID-19 pandemic.
Furthermore, the COVID-19 pandemic has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to perform their ordinary work functions. We also may need to reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and there can be no assurance that we will be able to rehire our workforce once our business has recovered. Because the impact of the COVID-19 pandemic continues to evolve, we cannot predict the full extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. To the extent the COVID-19 pandemic adversely affects our business, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, any of which could have a material adverse effect on our results of operations and financial position.

Uncertainty or weaknesses in global economic conditions, reduced economic growth in China, and excess steel and oversupply of iron ore or imported products could affect adversely our businesses.
The price of our steel products and the world price of iron ore are influenced strongly by global economic conditions, including international demand for and supply of steel products and iron ore. In particular, the current level of international demand for raw materials used in steel production is driven largely by the level of industrial growth in China. Uncertainty or weakness in global economic conditions, including the slowing economic growth rate in China and global business disruptions related to the COVID-19 pandemic, has resulted and could in the future result in decreased demand for our products and, together with oversupply of imported products, has and may continue to lead to decreased prices, resulting in lower revenue levels and decreasing margins, which have in the past and may in the future affect adversely our business and negatively impact our financial results. We are not able to predict whether global economic conditions will improve or worsen and the impact they may have on our operations and the steel and iron ore mining industries in general going forward.
The volatility of commodity prices, namely steel and iron ore, affects our ability to generate revenue, maintain stable cash flow and fund our operations, including growth and expansion projects.
Our profitability is dependent upon the prices of the steel and iron ore products that we sell to our customers and the prices of the products our customers sell. The prices of steel and iron ore have fluctuated significantly in the past and are affected by factors beyond our control, including: international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity, that requires significant amounts of steel; changes in the levels of economic activity in the U.S., China, India, Europe and other industrialized or developing countries; changes in China’s emissions policies and environmental compliance enforcement practices; changes in the production capacity, production rate and inventory levels of other steel producers and iron ore suppliers; changes in trade laws; imposition or termination of duties, tariffs, import and export controls and other trade barriers impacting the steel and iron ore markets; weather-related disruptions, infectious disease outbreaks, such as the COVID-19 pandemic, or natural disasters that may impact the global supply of steel or iron ore; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the products we sell and of the products our customers sell. To the extent that the prices of steel and iron ore, including the hot-rolled coil steel price, coated and other specialty steel prices, the Platts 62% Price, the Atlantic Basin pellet premium and Platts international indexed freight rates, significantly decline for an extended period of time, whether due to the COVID-19 pandemic or otherwise, we may have to further revise our operating plans, including curtailing production, reducing operating costs and capital expenditures, and discontinuing certain exploration and development programs. We also may have to take impairments on our long-lived assets and/or inventory. Sustained lower prices also could cause us to further reduce existing mineral reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.
Severe financial hardship or bankruptcy of one or more of our major customers or key suppliers could adversely affect our business operations and financial performance.
Sales and operations of a majority of our customers are sensitive to general economic conditions, especially, with respect to our steel customers, as they affect the North American automotive and housing industries. If there is a significant weakening of current economic conditions, whether because of operational or cyclical or other issues, including the COVID-19 pandemic, it could impact significantly the creditworthiness of our customers and lead to other financial difficulties or even bankruptcy filings by our customers. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. For example, beginning in March 2020, the automotive industry has been significantly disrupted by the COVID-19 pandemic. The nature of such impacts now or in the future could include lost sales or losses associated with the potential inability to collect all outstanding accounts receivable. Such events have and could in the future also negatively impact our financial results and cash flows. Similarly, if our key suppliers face financial hardship or need to operate in bankruptcy, such suppliers could experience operational disruption or even face liquidation, which could result in our inability to secure replacement raw materials on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our operations, financial results and cash flows.

We sell a significant portion of our steel products to the automotive market and fluctuations or changes in the automotive market could adversely affect our business operations and financial performance.
In 2019, approximately 66% of AK Steel's sales were to the automotive market. Beyond these direct sales to the automotive industry, we make additional sales to distributors and converters, which may ultimately resell some of that volume to the automotive market. In addition to the size of our exposure to the automotive industry, we face risks related to our relative concentration of sales to certain specific automotive manufacturers. For example, in 2019, two of AK Steel's customers each accounted for approximately 11% of AK Steel's net sales, and both of those customers idled certain automotive production facilities in 2020 in response to the COVID-19 pandemic. In addition, automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences, as well as the current COVID-19 pandemic. If automotive production and sales decline, our sales and shipments to the automotive market are likely to decline in a corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and/or lower sales, shipments, pricing and margins generally as our competitors face similar challenges and compete vigorously in other markets that we serve. These adverse impacts would negatively affect our sales, financial results and cash flows. Additionally, the trend toward lightweighting in the automotive industry, which requires lighter gauges of steel at higher strengths, could result in a lower volume of steel required by that industry over time. Moreover, competition for automotive business has intensified in recent years, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their market share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products and steel for use in the oil and gas markets. As a result, the potential exists that we may lose market share to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers to pressure our pricing and margins in order to maintain or expand our market share with them, which could negatively affect our sales, financial results and cash flows.
If steelmakers use methods other than blast furnace production to produce steel or use other inputs, or if their blast furnaces shut down or otherwise reduce production, the demand for our current iron ore products may decrease.
Demand for our iron ore products in North America is largely determined by the operating rates for the blast furnaces of steel companies. However, not all finished steel is produced by blast furnaces; finished steel also may be produced by other methods that use scrap steel, pig iron, HBI and DRI. North American producers also can produce steel using imported iron ore products, which may reduce or eliminate the need for domestic iron ore. Future environmental restrictions on the use of blast furnaces in North America also may reduce our customers’ use of their blast furnaces. Maintenance of blast furnaces may require substantial capital expenditures and may cause prolonged outages, which may reduce demand for our iron ore pellets. Our customers may choose not to maintain, or may not have the resources necessary to maintain, their blast furnaces. If our customers use methods to produce steel that do not use domestic iron ore pellets or if environmental or maintenance issues occur, demand for our current iron ore products may decrease, which could affect adversely our sales, margins, profitability and cash flows.
Due to economic conditions and volatility in commodity prices, or otherwise, our iron ore pellet customers could fail to perform under or fail to renew our existing long-term sales agreements, which could impact adversely our sales, margins, profitability and cash flows.
Although we have long-term contractual commitments for a majority of our iron ore pellet sales, uncertainty in global economic conditions may impact adversely the ability of our customers to meet their obligations to us. As a result of such market volatility, our customers could approach us about modifying their supply agreements or fail to perform under such agreements. Considering our limited base of current and potential third-party blast furnace customers for iron ore pellets following the Merger, any modifications to our long-term sales agreements or customers’ failures to perform under such agreements could impact adversely our sales, margins, profitability and cash flows. For example, certain customers in the North American integrated steel industry have experienced financial difficulties from time to time, including going through reorganization proceedings. In addition, certain of our long-term agreements permit customers to adjust their purchase volume throughout the year, and a significant reduction in volume could cause us to reduce pellet production or idle one or more of our iron ore mining facilities. A loss of sales to our existing customers could have a substantial negative impact on our sales, margins, profitability and cash flows. Other potential actions by our customers could result in additional contractual disputes and could ultimately require arbitration or litigation, either of which could be time consuming and costly. Any such disputes and/or inability to renew existing contracts on favorable terms could impact adversely our revenues, margins, profitability and cash flows.

Capacity expansions and limited rationalization of supply capacity within the steel and mining industries could lead to lower or more volatile global steel or iron ore prices, impacting our profitability.
Significant global steel capacity and new or expanded production capacity in North America in recent years has caused and continues to cause capacity to exceed demand globally, as well as in our primary markets in North America. Although our U.S. competitors have also been shutting down production capacity during the COVID-19 pandemic, significant increases in new production capacity and a restart of previously idled capacity by our U.S. competitors has occurred in recent years and may occur in the future in connection with any economic recovery following the COVID-19 pandemic. In addition, foreign competitors have substantially increased their production capacity in the last few years and in some instances appear to have targeted the U.S. market for imports. Also, some foreign economies, such as China, have slowed relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. Although import levels of carbon and stainless flat-rolled products into the United States have shown a gradual and steady decline over the past two years, imports of other steel products have remained at historic highs. The risk of even greater levels of imports may continue, depending upon foreign market and economic conditions, changes in trade agreements and treaties, laws, regulations or government policies affecting trade, the value of the U.S. dollar relative to other currencies and other variables beyond our control. A significant further increase in domestic capacity or foreign imports could adversely affect our sales, financial results and cash flows.
Similarly, global growth of iron ore demand, particularly from China, and higher iron ore prices resulted in iron ore miners expanding their production capacity in recent years to increase iron ore supply. In the past, however, moderation in demand following increases in production capacity resulted in excess supply of iron ore, causing downward pressure on prices. A return to supply capacity expansions could lead to pricing pressure, which can have an adverse impact on our sales, margins, profitability and cash flows. We do not have control over corporate strategies implemented by other international iron ore producers that may contribute to volatility in global iron ore prices.
II.    REGULATORY RISKS
U.S. government actions on trade agreements and treaties, laws, regulations or policies affecting trade could lead to lower or more volatile global steel or iron ore prices, impacting our profitability.
Under the Trump Administration, the U.S. government has altered its approach to international trade policy, both generally and with respect to the matters directly and indirectly affecting the steel industry. In recent years, the U.S. government undertook certain unilateral actions affecting trade and also renegotiated existing bilateral or multilateral trade agreements or entered into new agreements or treaties with foreign countries. For example, in March 2018, President Trump signed a proclamation pursuant to Section 232 imposing a 25% tariff on imported steel. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. If the Section 232 tariffs are removed or substantially lessened, whether through legal challenge, legislation or otherwise, imports of foreign steel would likely increase and steel prices in the U.S. would likely fall, which would materially adversely affect our sales, financial results and cash flows.
In addition, on December 10, 2019, representatives of the U.S., Mexico and Canada signed a revision to the USMCA, which was proposed to replace the existing North American Free Trade Agreement among those countries. On January 29, 2020, President Trump signed the USMCA Implementation Act on behalf of the U.S. Because all of our steel manufacturing facilities are located in North America and our principal market is automotive manufacturing in North America, we believe that the USMCA has the potential to positively impact our business by incentivizing automakers and other manufacturers to increase manufacturing production in North America and to use North American steel. However, it is difficult to predict the short- and long-term implications of changes in trade policy and, therefore, whether USMCA or other new or renegotiated trade agreements, treaties, laws, regulations or policies will have a beneficial or detrimental impact on our business and our customers’ and suppliers’ businesses. Adverse effects could occur directly from a disruption to trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors of the economy, thereby impacting demand for our customers’ products, and in turn negatively affecting demand for our products. Key links of the supply chain for some of our key customers, including automotive manufacturers, could be negatively impacted by USMCA or other new or renegotiated trade agreements, treaties, laws, regulations or policies. Any of these actions and their direct and indirect impacts could materially adversely affect our sales, financial results and cash flows.

We are subject to extensive governmental regulation, which imposes, and will continue to impose, potential significant costs and liabilities on us. Future laws and regulations or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce steel or iron ore products.
New laws or regulations, or changes in existing laws or regulations, including the response of federal, state, local and foreign governments to the COVID-19 pandemic, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, changes in the interpretation of MSHA regulations, such as workplace exam rules or safety around mobile equipment, reevaluation of the National Ambient Air Quality Standards ("NAAQS"), such as revised nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter criteria, changes in the interpretation of regulations of the Occupational Safety and Health Administration, such as standards for occupational exposure to noise, certain chemicals and infectious diseases, the possible taxation under U.S. law of certain income from foreign operations, compliance costs and enforcement under the Dodd-Frank Act, and costs associated with the Healthcare and Education Reconciliation Act of 2010 and the regulations promulgated under these Acts and any replacements or amendments thereof.
In addition, our operations are subject to various federal, state, provincial and local laws and regulations for human health and safety, air quality, water pollution, plant, wetlands, natural resources and wildlife protection, reclamation and restoration of properties, the discharge of materials into the environment, the effects that industrial operations and mining have on groundwater quality, conductivity and availability, and other related matters. Compliance with numerous governmental permits and approvals is required for our operations. We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations, permits and approvals. If we violate or fail to comply with these laws, regulations, permits or approvals, we could be fined or otherwise sanctioned by regulators. Compliance with the complex and extensive laws and regulations to which we are subject imposes substantial costs on us, which could increase over time because of heightened regulatory oversight, adoption of more stringent environmental standards and greater demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors.
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax us and our North American integrated steel producer customers, which may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, depending on their ultimate outcome. These emerging or recently enacted rules, regulations and policy guidance include, but are not limited to: governmental regulations imposed in response to the COVID-19 pandemic; trade regulations, such as the USMCA and/or other trade agreements, treaties or policies; tariffs, such as under Section 232 imposing a 25% tariff on imported steel; Minnesota’s potential revisions to the sulfate wild rice water quality standard; evolving water quality standards for selenium and conductivity; scope of the Clean Water Act and the definition of “Waters of the United States”; Minnesota’s Mercury Total Maximum Daily Load and associated rules governing mercury air emission reductions; Climate Change and Greenhouse Gas Regulation; Regional Haze Federal Implementation Plan Rule; nitrogen dioxide and sulfur dioxide NAAQS; and increased administrative and legislative initiatives related to financial assurance obligations for mining and reclamation obligations under CERCLA. Such new or more stringent legislation, regulations, interpretations or orders, when enacted and enforced, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Additionally, our operations are subject to the risks of doing business abroad and we must comply with complex foreign and U.S. laws and regulations, which may include, but are not limited to, the Foreign Corrupt Practices Act and other anti-bribery laws, regulations related to import/export and trade controls, the European Union’s General Data Protection Regulation and other U.S. and foreign privacy regulations, and transportation and logistics regulations. These laws and regulations may increase our costs of doing business in international jurisdictions and expose our operations and our employees to elevated risk. We require our employees, contractors and agents to comply with these and all other applicable laws and regulations, but failure to do so could result in possible administrative, civil or criminal liability and reputational harm to us and our employees. We may also be indirectly affected through regulatory changes that impact our customers, which in turn could reduce the quantity of our products they demand or the prices for our products they are willing to pay. Regulatory changes that impact our suppliers could decrease the supply of products or availability of services they sell to us or could increase the price they demand for products or services they sell to us.

Although the numerous regulations, operating permits and our management systems mitigate potential impacts to the environment, our operations inadvertently may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations currently use, and have used in the past, hazardous materials, and, from time to time, we have generated solid and hazardous waste. We have been, and may in the future be, subject to claims under federal, state and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, sediments, groundwater and other natural resources and reclamation of properties. Such claims for damages and reclamation may arise out of current or former conditions at sites that we own, lease or operate currently, as well as sites that we or our acquired companies have owned, leased or operated, and at contaminated sites that have been owned, leased or operated by our joint venture partners. Our liability for these claims may be strict and/or joint and several, such that we may be held responsible for more than our share of the contamination or other damages, or even for entire claims regardless of fault. We are currently subject to potential liabilities relating to investigation and remediation activities at certain sites. In addition to sites currently owned, leased or operated, these include sites where we formerly conducted raw material processing or other operations, inactive sites that we currently own, predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a potentially responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not be material.
We also could be subject to claims asserting bodily injuries arising from alleged exposure to hazardous substances. For example, in the past, AK Steel had been named in a number of suits claiming exposure to asbestos, many of which have been dismissed and/or settled for non-material amounts. AK Steel remains subject to such claims and it is likely that similar types of claims will continue to be filed in the future.
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
We must obtain numerous permits that require approval of operational plans and impose strict conditions on various environmental and safety matters in connection with our steel production and processing and mining operations. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it costlier to comply. The public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may be conditioned in a manner that may restrict our ability to conduct our production and mining activities efficiently, including the requirement for additional financial assurances that we may not be able to provide on commercially reasonable terms (or at all), which could further reduce our available borrowing capacity under the ABL Facility. Such inefficiencies could reduce our production, cash flows, profitability or available liquidity.
III.    FINANCIAL RISKS
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations under our senior notes and ABL Facility, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
As of March 31, 2020, we had $4,357 million aggregate principal amount of long-term debt outstanding, $1,090 million of which was secured (excluding $199 million of outstanding letters of credit and $60 million of finance leases), and $187 million of cash on our balance sheet. As of March 31, 2020, $800 million was outstanding under our ABL Facility and the principal amount of letters of credit obligations and other commitments totaled $199 million. As of March 31, 2020, the available borrowing capacity on our ABL Facility was $790 million. In addition, during April 2020, we issued $400 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in a private placement transaction exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from this offering for general corporate purposes, including to strengthen our balance sheet and increase our liquidity. We also issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in a subsequent private placement transaction exempt from the registration requirements of the Securities Act. We used the net proceeds from the offering of the additional 9.875% 2025 Senior Secured Notes to repurchase approximately $736.4 million aggregate principal amount of our outstanding senior notes of various series, which resulted in a principal debt reduction of approximately $181.3 million. See NOTE 21 - SUBSEQUENT EVENTS.
Our existing level of indebtedness requires us to dedicate a portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes. Our ability to make scheduled payments on or to refinance our debt obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the impact of the COVID-19 pandemic. There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt. In addition, any failure to comply with covenants in the instruments governing our debt could result in an event of default that, if not cured or waived, would have a material adverse effect on us.
Moreover, our level of indebtedness could have further consequences, including increasing our vulnerability to adverse economic or industry conditions, limiting our ability to obtain additional financing in the future to enable us to react to changes in our business, or placing us at a competitive disadvantage compared to other businesses in the industries in which we operate that have less debt. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends and many other factors not within our control, including the impact of the COVID-19 pandemic. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to refinance all or a portion of our existing debt, and we may not be able to refinance on commercially reasonable terms or at all, causing a change in our credit ratings; limiting our ability to compete with companies that are not as leveraged and that may be better positioned to withstand economic downturns; and limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our businesses, the industries in which we compete and general economic and market conditions. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, making it more difficult to obtain surety bonds, letters of credit or other financial assurances that may be demanded by our vendors or regulatory agencies, particularly during periods in which credit markets are weak.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, including additional secured or unsecured debt, or restructure or refinance our debt, and we may be unable to continue as a going concern. We may be unable to consummate any proposed asset sales or recover the carrying value of these assets, and any proceeds may not be adequate to meet any debt service obligations then due.
Any of these examples potentially could have a material adverse impact on our results of operations, profitability, shareholders’ equity and capital structure.
Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities.
Credit rating agencies could downgrade our ratings due to various developments, including matters arising out of our acquisition of AK Steel, incurring additional indebtedness and other factors specific to our businesses, a prolonged cyclical downturn in the steel and mining industries, whether due to the COVID-19 pandemic or otherwise, or macroeconomic trends (such as global or regional recessions) and trends in credit and capital markets more generally. Any decline in our credit ratings may result in an increase to our cost of future financing and/or limit our access to the capital markets, which could harm our financial condition and results of operations, hinder our ability to refinance existing indebtedness on acceptable terms, have an adverse effect on the market price of our securities, and affect adversely the terms under which we purchase goods and services.
Our ability to collect payments from our customers depends on their creditworthiness.
Our ability to receive payment for products sold and delivered to our customers depends on the creditworthiness of our customers. Where we have identified credit risk with certain customers, we have put in place alternate payment terms from time to time.     Customers outside of the U.S. may be subject to pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls, and local economic and political conditions. Downturns in the economy and disruptions in the global financial markets have affected the creditworthiness of our customers from time to time. Some of our customers are highly leveraged. If economic conditions worsen or prolonged global, national or regional economic recession conditions continue, it is likely to impact significantly the creditworthiness of our customers and could, in turn, increase the risk we bear on payment default for the credit we provide to our customers and could limit our ability to collect receivables. Failure to receive payment from our customers for products that we have delivered could affect adversely our results of operations, financial condition and liquidity.
Our operating expenses could increase significantly if the price of raw materials, electrical power, fuel or other energy sources increases.
Our operations require significant use of energy and raw materials. Energy expenses, which are approximately 20-25% and 5-10% of our total production costs for our Mining and Pelletizing and Steel and Manufacturing segments, respectively, are sensitive to changes in electricity, energy transportation and fuel prices, including diesel fuel and natural gas. Raw materials include industrial gases, graphite electrodes, iron ore, chrome, zinc, coke and coal. Prices for electricity, natural gas, fuel oils and raw materials can fluctuate widely with availability and demand levels from other users, including fluctuations caused by the impact of the COVID-19 pandemic. During periods of peak usage, although some operations have contractual arrangements in place whereby they receive certain offsetting payments in exchange for electricity load reduction, supplies of energy and raw materials in general may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and affect adversely our operations. While we have some long-term contracts with electrical, natural gas and raw material suppliers, we are exposed to fluctuations in energy, natural gas and raw material costs that can affect our production costs. As an example, our United Taconite mine is subject to changes in Minnesota Power’s rates, such as periodic rate changes that are reviewed and approved by the state public utilities commission in response to an application filed by Minnesota Power. We also enter into market-based pricing supply contracts for electricity, natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly. In addition, U.S. public utilities may pass through additional capital and operating cost increases to their customers related to new or pending U.S. environmental regulations or other charges that may require significant capital investment and use of cleaner fuels in the future.
The majority of our steel shipments are sold under contracts that do not allow us to pass through all increases in raw materials, supplies and energy costs. Some of our steel shipments to contract customers include variable-pricing mechanisms allowing us to adjust the total sales price based upon changes in specified raw materials, supplies and energy costs. Those adjustments, however, rarely reflect all of our underlying raw materials, supplies and energy cost changes. The scope of the adjustment may also be limited by the terms of the negotiated language, including limitations on when the adjustment occurs. For steel shipments we make to the spot market, market conditions or timing of sales may not allow us to recover the full amount of an increase in raw material, supplies or energy costs. In such circumstances, a significant increase in raw material, supplies or energy costs likely would adversely impact our financial results and cash flows. Conversely, in certain circumstances, we may not realize all of the benefits when the price for certain raw materials, supplies or energy declines. Our need to consume existing inventories may also delay the impact of a change in prices of raw materials or supplies. New inventory may not be purchased until some portion of the existing inventory is consumed. Significant changes in raw material costs may also increase the potential for inventory value write-downs in the event of a reduction in selling prices and our inability to realize the cost of the inventory.
A substantial majority of our iron ore pellet sales are made under supply agreements with specified durations to a limited number of customers that contain price-adjustment clauses that could adversely affect our profitability.
A majority of our Mining and Pelletizing sales are made under supply agreements with specified durations to a limited number of customers. For the year ended December 31, 2019, approximately 99% of our revenues from Mining and Pelletizing sales and services was derived from the North American integrated steel industry, and three customers together accounted for 97% of our Mining and Pelletizing product sales revenues. In March 2020, we acquired AK Steel, our second largest iron ore pellet customer, leaving two significant third-party customers of our iron ore pellets. Our weighted average remaining duration of our Mining and Pelletizing third-party sales contracts as of March 31, 2020, is approximately five years. Pricing under our third-party customer contracts is adjusted by certain factors, including Platts 62% Price, hot-rolled coil steel price, Atlantic Basin pellet premium and Platts international indexed freight rates. As a result of these and other pricing constructs contained in our third-party customer contracts, our financial results are sensitive to changes in iron ore and steel prices.
A court, arbitrator or regulatory body could find that we are responsible, in whole or in part, for liabilities we transferred to third-party purchasers.
As part of our strategy to protect our core businesses, we have sold or otherwise disposed of several non-core assets in recent years, such as Cliffs' legacy North American Coal and Australian assets. Some of the transactions under which we sold or otherwise disposed of our non-core assets included provisions transferring certain liabilities to the purchasers or acquirers of those non-core assets. While we believe that all such transfers were completed properly and are legally binding, if the purchaser fails to fulfill its obligations, we may be at risk that some court, arbitrator or regulatory body could disagree and determine that we remain responsible for liabilities we intended to and did transfer.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance, including that set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Outlook” in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q, regarding our future performance. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information included in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Our assets as of March 31, 2020, include a deferred tax asset, the full value of which we may not be able to realize.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2020, the net deferred tax asset was $469.8 million, primarily related to U.S. net operating loss carryforwards. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income. We believe the recorded net deferred tax asset at March 31, 2020, is fully realizable based on our expected future earnings. However, our assumptions and estimates are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and some of which may change. As a result, we could ultimately lose a portion of our deferred tax asset related to net operating loss carryforwards due to expiration, which could have a material adverse effect on our results of operations and cash flows.
Holders of our common shares may not receive dividends on their common shares.
Holders of our common shares are entitled to receive only such dividends as our Board may from time to time declare out of funds legally available for such payments. We are incorporated in Ohio and governed by the Ohio General Corporation Law, which allows a corporation to pay dividends, in general, in an amount that cannot exceed its surplus, as determined under Ohio law. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants and financial ratios related to existing or future indebtedness, business prospects and other factors that our Board may deem relevant. Additionally, our ABL Facility contains, and agreements governing any of our future debt may contain, covenants and other restrictions that, in certain circumstances, could limit the level of dividends that we are able to pay on our common shares. We are not required to declare cash dividends on our common shares and, in April 2020, we announced the suspension of future dividends. If we resume the payment of dividends, our Board may reduce, defer or eliminate our common share dividend in the future.

We rely on our joint venture partners to meet their payment obligations, and we are subject to risks involving the acts or omissions of our joint venture partners.
In our Mining and Pelletizing business segment, we co-own Hibbing with ArcelorMittal USA and U.S. Steel. ArcelorMittal USA is the majority owner and manager of Hibbing and is also our customer. In our Steel and Manufacturing business segment, we are party to various joint venture arrangements primarily related to downstream steel processing operations. We cannot control the actions of our joint venture partners, and we have limited ability to control the joint ventures, particularly where we hold minority interests. Accordingly, we rely on our joint venture partners to make their required capital contributions and to pay for their share of joint venture obligations. If one or more of our joint venture partners face financial hardship or fail to perform their obligations, the remaining joint venture partners, including ourselves, may be required to assume additional material obligations to minimize operational disruption or as part of a liquidation, including significant capital contributions, costs of environmental remediation, and pension and OPEB obligations.
IV.    OPERATIONAL RISKS
Steelmaking facility or mine closures entail substantial costs. If we prematurely close one or more of our facilities or mines, our results of operations and financial condition would likely be affected adversely.
If we idle or close any of our facilities or mines, our production and revenues would be reduced unless we were able to increase production at our other facilities or mines in an offsetting amount, which may not be possible. The closure of a steelmaking facility or mining operation involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs, the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment leases, and certain accounting charges, including asset impairment and accelerated depreciation.
In our Mining and Pelletizing business segment, we base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If we were to significantly reduce the estimated life of any of our mines, the mine closure costs would be applied to a shorter period of production, which would increase costs per ton produced and could significantly and adversely affect our results of operations and financial condition.
A permanent steelmaking facility or mine closure could accelerate and significantly increase employment legacy costs, including our expense and funding costs for pension and OPEB obligations and multiemployer pension withdrawal liabilities. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a steelmaking facility or mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent closure also could be eligible for OPEB, thereby accelerating our obligation to provide these benefits. Certain closures would precipitate a pension closure liability significantly greater than an ongoing operation liability and may trigger certain severance liability obligations.
Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
Disruption of the lake, rail and/or trucking transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, driver shortages and other disruptions in the trucking industry, rail network constraints, global or domestic pandemics or epidemics (such as the COVID-19 pandemic), in each case causing a business disruption, or other events and lack of alternative transportation options could impair our ability to supply products to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins and profitability. Further, reduced dredging and environmental changes, particularly at Great Lakes ports, could impact negatively our ability to move certain of our products because lower water levels restrict the tonnage that vessels can haul, resulting in higher freight rates.
Natural disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, infectious disease outbreaks, and other unexpected events may lead our customers, our suppliers or our facilities to curtail production or shut down operations.
Operating levels within the steel and mining industries are subject to unexpected conditions and events that are beyond the industries’ control. Those events, including the occurrence of an infectious disease or illness, such as the COVID-19 pandemic, could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our products and affect adversely our sales, margins and profitability. For example, the recent production shutdowns in the automotive industry as a result of the COVID-19 pandemic and associated reduction in demand for our products led to our decision to idle certain steelmaking facilities and iron ore mines. Interruptions in production capabilities inevitably will reduce our profitability and increase our production costs, and a portion of our production costs are fixed regardless of current operating levels.
Our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of production for varying lengths of time. Factors that could cause production disruptions could include adverse weather conditions (for example, extreme winter weather, tornadoes, floods, and the lack of availability of process water due to drought) and natural and man-made disasters, lack of adequate raw materials, energy or other supplies, and infectious disease outbreaks, such as the COVID-19 pandemic. In addition, factors that could adversely impact production and operations in our Mining and Pelletizing business segment include tailings dam failures, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying the deposits of iron ore, variations in rock and other natural materials, and variations in geologic conditions and ore processing changes.
Our mining operations, ore processing facilities, steelmaking and logistics operations depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failures. In addition, all of our mines and most of our production and processing facilities have been in operation for several decades, and the equipment is aged. In the future, we may experience additional lengthy shutdowns or periods of reduced production because of equipment failures. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative effect on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Longer-term business disruptions could result in a loss of customers, which could adversely affect our future sales levels and profitability.
Many of our production facilities and mines are dependent on one source for electric power, natural gas, industrial gases and/or certain other raw materials or supplies. A significant interruption in service from our suppliers due to terrorism or sabotage, weather conditions, natural disasters, equipment failure or any other cause could result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.
We incur certain costs when production capacity is idled, including increased costs to resume production at idled facilities and costs to idle facilities.
Our decisions concerning which facilities to operate and at what capacity levels are made based upon our customers’ orders for products, as well as the quality, performance capabilities and production cost of our operations. During depressed market conditions, we may concentrate production at certain facilities and not operate others in response to customer demand, and as a result we may incur idle facility costs. For example, due to reduced demand as a result of the COVID-19 pandemic, certain of our steelmaking facilities and iron ore mines were temporarily idled in March and April 2020 and will likely remain idled until business conditions improve. We cannot predict whether our operations will experience additional disruptions in the future.
The idling of our steelmaking facilities could result in customers responding negatively by taking current or future business away from us if we seek to transition production to a different facility. Alternatively, we could fail to meet customer specifications at the facilities to which products are transitioned, resulting in customer dissatisfaction or claims, or face other unanticipated operational issues.
When we restart idled facilities, we incur certain costs to replenish inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities, and prepare employees to return to work safely and to resume production responsibilities. The amount of any such costs can be material, depending on a variety of factors, such as the period of idle time, necessary repairs and available employees, and is difficult to project.
If faced with overcapacity in the market, we may seek to rationalize assets through asset sales, temporary shutdowns, indefinite idles or facility closures. For example, we indefinitely idled our AK Coal business in March 2020, and AK Steel permanently closed the Ashland Works plant in 2019. To the extent we permanently idle or close material facilities or assets, it could adversely affect our operations, financial results and cash flows. For example, AK Steel's permanent closure of the Ashland Works plant resulted in the incurrence and acceleration of certain cash expenses and other costs relating to labor and employee benefit obligations, a multiemployer plan withdrawal liability, take-or-pay supply agreements and accelerated environmental remediation costs.

We may not have adequate insurance coverage for some business risks.
As noted above, our operations are generally subject to a number of hazards and risks, which could result in damage to, or destruction of, equipment, properties or facilities. The insurance that we maintain to address risks that are typical in our business may not provide adequate coverage. Insurance against some risks, such as liabilities for environmental pollution, tailings basin breaches, or certain hazards or interruption of certain business activities, may not be available at an economically reasonable cost, or at all. Even if available, we may self-insure where we determine it is most cost effective to do so. As a result, accidents or other negative developments involving our production, mining or transportation activities could have a material adverse effect on our operations and cash flows.
A disruption in or failure of our information technology systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.
We rely on the accuracy, capacity and security of our information technology (“IT”) systems for the operation of many of our business processes and to comply with regulatory, legal and tax requirements. While we maintain some of our critical IT systems, we are also dependent on third parties to provide important IT services relating to, among other things, operational technology at our facilities, human resources, electronic communications and certain finance functions. Further, in connection with the acquisition of AK Steel, we inherited certain legacy hardware and software IT systems that can be supported only by a very limited number of specialists in the market, and our increased reliance on these legacy IT systems may increase the risk of IT system disruption or failure, which could adversely affect our operations.
Despite the security measures that we have implemented, including those related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters, or unauthorized physical or electronic access. Though we have controls in place, we cannot provide assurance that a cyberattack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. We may also experience increased risk of IT system failures or cyberattacks as more employees work from home as part of our response to the COVID-19 pandemic. In addition, we may experience increased risk of IT system failures or cyberattacks as transitional activities relating to the Merger are in progress, since these activities expose each of Cliffs and AK Steel to the other’s security vulnerabilities, and because the Merger may attract the attention of potential cyberattackers.
Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential or otherwise protected information, or result in the corruption of data, each of which could adversely affect our business operations and financial performance. In addition, we may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
Our operations and capital projects could be adversely affected by the failure of outside contractors and/or suppliers to perform.
We rely on outside companies to provide key services, including the design and construction of our HBI production plant. Additionally, we use contractors to assist in certain of our operations and to complete certain capital projects, such as upgrades to our existing steelmaking and mining facilities. A contractor’s or supplier’s failure to perform could affect adversely our production, sales, and our ability to fulfill customer requirements. Such failure to perform in a significant way would result in additional costs for us, which also could affect adversely our production rates, sales, results of operations and profitability.
Some of our key suppliers, particularly those who supply us with critical raw materials for the steelmaking process, have recently faced severe financial challenges or bankruptcy and other suppliers or joint ventures may face such circumstances in the future. Transportation disruptions or poor quality of raw materials, particularly scrap, coal, coke, iron ore and alloys, may also affect adversely our production rates, sales, results of operations and profitability.
V.    DEVELOPMENT AND SUSTAINABILITY RISKS
The cost and time to implement a strategic capital project may prove to be greater than originally anticipated.
We undertake strategic capital projects, such as our HBI production plant, in order to enhance, expand or upgrade our production and mining capabilities or diversify our customer base. Our ability to achieve the anticipated production volumes, revenues or otherwise realize acceptable returns on strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market (such as a volatile pricing environment for our products), operational, permitting and labor-related factors. Further, the cost to implement any given strategic capital project ultimately may prove to be greater and may take more time than originally anticipated. Inability to achieve the anticipated results from the implementation of our strategic capital projects, incurring unanticipated implementation costs or penalties, or the inability to meet contractual obligations could affect adversely our results of operations and future earnings and cash flow generation.
We continually must replace ore reserves depleted by production. Exploration activities may not result in additional discoveries.
Our ability to replenish ore reserves in our Mining and Pelletizing business segment is important to our long-term viability. Depleted ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. For example, in 2017, we made investments in our Tilden and Empire mines and in land in Minnesota to provide future potential ore reserves. Based on the economic reserve analyses performed during 2019 and 2018, we revised the mine plans for Tilden and Northshore, respectively, to add ore reserves and extend mine life. Resource exploration and development are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful, and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate the iron ore reserves in our Mining and Pelletizing business segment based on revenues and costs and update them as required in accordance with SEC Industry Guide 7. We anticipate further updating our mining properties disclosure in accordance with the SEC’s Final Rule 13-10570, Modernization of Property Disclosures for Mining Registrants, which became effective February 25, 2019, and which rescinds Industry Guide 7 following a two-year transition period, which means that we will be required to comply with the new rule no later than our fiscal year beginning January 1, 2021. Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, some of which are beyond our control, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore, future industry conditions and operating costs, severance and excise taxes, development costs and costs of extraction and reclamation, all of which may vary considerably from actual results. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our mineral bodies by analyzing geological data, such as samplings of drill holes. In addition to the geology assumptions regarding our mines, assumptions are also required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use, and the related costs incurred to develop and mine our reserves. For these reasons, estimates of the economically recoverable quantities of mineralized deposits attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially as the criteria change. Estimated ore reserves could be affected by future industry conditions, future changes in the SEC’s mining property disclosure requirements, geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be affected adversely.
Defects in title or loss of any leasehold interests in our mining properties could limit our ability to mine these properties or result in significant unanticipated costs.
A portion of our Mining and Pelletizing operations are conducted on properties we lease, license or as to which we have easements or other possessory interests, which we refer to as “leased properties.” Consistent with industry practice, title to most of these leased properties and mineral rights are not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the leased property. In some cases, title with respect to leased properties is not verified at all because we instead rely on title information or representations and warranties provided by lessors or grantors. We do not maintain title insurance on our owned or leased properties. A title defect or the loss of any lease, license or easement for any leased mining property could affect adversely our ability to mine any associated reserves. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying or underlying lands such as for roads, easements, public facilities or other mining activities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated.
Any challenge to our title could delay the exploration and development of some reserves, deposits or surface rights, cause us to incur unanticipated costs and could ultimately result in the loss of some or all of our interest in those reserves or surface rights. In the event we lose reserves, deposits or surface rights, we may have to shut down or significantly alter the sequence of our mining operations, which may affect adversely our future production, revenues and cash flows. Additionally, if we lose any leasehold interests relating to any of our production plants or loadout facilities, we may need to find an alternative location to process our products and load them for delivery to customers, which could result in significant unanticipated costs. Finally, we could incur significant liability if we inadvertently mine on property we do not own or lease.
In order to continue to foster growth in our business and maintain stability of our earnings, we must maintain our social license to operate with our stakeholders.
Maintaining a strong reputation and consistent operational and safety track record is vital in order to continue to foster growth and maintain stability in our earnings. As sustainability expectations increase and regulatory requirements continue to evolve, maintaining our social license to operate becomes increasingly important. We incorporate social license expectations in our ERM program. Our ability to maintain our reputation and strong operating track record could be threatened, including by circumstances outside of our control, such as disasters caused or suffered by other companies in the steel and mining industries. If we are not able to respond effectively to these and other challenges to our social license to operate, our reputation could be damaged significantly. Damage to our reputation could affect adversely our operations and ability to foster growth projects.
Our HBI project requires the commitment of substantial resources. Any unanticipated costs or delays associated with our HBI project could have a material adverse effect on our financial condition or results of operations.
Our ongoing efforts with respect to our HBI project require the commitment of substantial capital expenditures. On March 19, 2020, following guidelines from the office of the Governor of Ohio regarding the COVID-19 pandemic, we announced that we were temporarily shutting down construction activities at our HBI production plant. Accordingly, in total to complete the project, we expect to spend approximately $1 billion on the HBI production plant, excluding capitalized interest, of which approximately $800 million was paid as of March 31, 2020. Once it is feasible for us to restart construction, our estimated expenses may increase as personnel and equipment associated with advancing development and commercial production are added. Following the restart of construction, the timely completion and successful commercial startup of the HBI project will depend in part on the following:

•	preserving the assets of the project during the temporary shutdown period;

•	maintaining required federal, state and local permits;

•	completing construction work, commissioning and integration of all of the systems comprising our HBI production plant;

•	negotiating sales contracts for our planned production; and

•	other factors, many of which are beyond our control.
Once construction is able to resume, it is uncertain whether we would be able to complete the HBI production plant for the same cost and on a similar schedule as previously expected. Depending on the duration of the temporary shutdown, there are also risks that project assets may be damaged or inadequately maintained, equipment warranties may expire and current contractors may no longer be available to work upon restart. Any further unanticipated costs or delays associated with our HBI project could have a material adverse effect on our financial condition or results of operations and could require us to seek additional capital, which may not be available on commercially acceptable terms or at all.
VI.    HUMAN CAPITAL RISKS
Our profitability could be affected adversely if we fail to maintain satisfactory labor relations.
Our production is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at the majority of our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in our production that could affect us adversely. The USW represents all hourly employees at United Taconite and Tilden mines. Our labor agreements in our Mining and Pelletizing segment expire in October 2022. Most of our hourly employees in our Steel and Manufacturing segment are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between January 2021 and July 2023.
If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors or fail to come to an agreement upon expiry, our ability to compete may be materially and adversely affected.
We may encounter labor shortages for critical operational positions, which could affect adversely our ability to produce our products.
We are predicting a long-term shortage of skilled workers in heavy industry and in certain highly specialized IT roles, and competition for the available workers limits our ability to attract and retain employees as well as engage third-party contractors. As our experienced employees retire, we may have difficulty replacing them at competitive wages. In addition, the COVID-19 pandemic could result in increased government restrictions and regulation, including quarantines of our personnel or an inability to access facilities, which could adversely affect our operations.
Our expenditures for pension and OPEB obligations could be materially higher than we have predicted if our underlying assumptions differ from actual outcomes, there are facility or mine closures, or our joint venture partners fail to perform their obligations that relate to employee pension plans.
We provide defined benefit pension plans and OPEB to certain eligible union and non-union employees, including our share of expense and funding obligations with respect to our unconsolidated joint ventures. Our pension and OPEB expenses and our required contributions to our pension and OPEB plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension and OPEB expenses or our funding obligations, diverting funds we would otherwise apply to other uses.
We have calculated our unfunded pension and OPEB obligations based on a number of assumptions. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher. Moreover, we cannot be certain that regulatory changes will not increase our obligations to provide these or additional benefits. These obligations also may increase substantially in the event of adverse medical cost trends or unexpected rates of early retirement, particularly for bargaining unit retirees. In addition, changes in the laws governing pensions could also materially adversely affect our costs and ability to meet our pension obligations.
We depend on our senior management team and other key employees, and the loss of these employees could adversely affect our business.
Our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in the global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. We must continue to recruit, retain, and motivate our senior management and key personnel in order to maintain our business and support our projects. A loss of senior management and key personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected. We are also subject to the risk that the COVID-19 pandemic may impact the health or effectiveness of members of our senior management team or other key employees.
VII.    RISKS RELATED TO THE MERGER
We are subject to business uncertainties following the Merger, which could adversely affect us.
Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time following the completion of the Merger and could cause our suppliers, customers and others that deal with us to change their existing business relationships with us. For example, our steelmaking customers may not want to purchase their iron ore from a company that is also a competitor.
The Merger may be less accretive than expected, or may be dilutive, to our earnings per share, which may negatively affect the market price of our common shares.
The Merger may be less accretive than expected, or may be dilutive, to our earnings per share, which could cause the price of our common shares to decline. Estimates of our earnings per share in the future are based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:

•	adverse changes in market conditions;

•	commodity prices for steel and iron ore;

•	production levels;

•	operating results;

•	competitive conditions;

•	laws and regulations affecting the steel and iron ore businesses;

•	capital expenditure obligations;

•	higher than expected integration costs;

•	lower than expected synergies; and

•	general economic conditions.
We have incurred and will in the future incur significant transaction and Merger-related costs in connection with the Merger, which may be in excess of those anticipated by us.
We expect to continue to incur a number of non-recurring costs associated with completing the Merger, combining the operations of the two companies and achieving anticipated synergies. These fees and costs have been, and will continue to be, substantial. We will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.
We may fail to realize all of the anticipated benefits of the Merger, and our integration with AK Steel may not be as successful as anticipated.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with AK Steel’s businesses. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies; significant long-term cash flow generation; and the benefits of being a vertically integrated value-added iron ore and steel producing enterprise, may not be realized. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger and/or AK Steel’s businesses that were not discovered in the course of performing due diligence.
The Merger involves numerous operational, strategic, financial, accounting, legal, tax and other functions, systems and management controls that must be integrated. Difficulties in integrating the two companies may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. We may also experience challenges associated with managing the larger, more complex, integrated businesses. The integration process may result in the loss of key employees, the disruption of ongoing business functions, or inconsistencies in standards, controls, procedures and policies.

In connection with the Merger, we may record tangible and intangible assets, including goodwill, that could become impaired and result in material non-cash charges to our results of operations in the future.
We are accounting for the Merger as an acquisition by us in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of AK Steel and its subsidiaries have been recorded, as of completion of the Merger, at their respective preliminary fair values and added to our assets and liabilities. Our reported financial condition and results of operations for periods after completion of the Merger reflect AK Steel balances and results after completion of the Merger but are not restated retroactively to reflect the historical financial position or results of operations of AK Steel and its subsidiaries for periods prior to the Merger.
Under the acquisition method of accounting, the total purchase price is allocated to AK Steel’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess, if any, of the purchase price over those fair values is recorded as goodwill. To the extent the value of tangible or intangible assets, including goodwill, becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
The ability to use AK Steel’s and our respective pre-Merger net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.
If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), the corporation’s net operating loss carryforwards and certain other tax attributes arising before the “ownership change” are subject to limitations after the “ownership change.” An “ownership change” under Section 382 of the IRC generally occurs if one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increase their ownership in the aggregate by more than 50 percentage points over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last “ownership change.” If an “ownership change” were to occur, Section 382 of the IRC would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes the corporation could use to reduce its taxable income, potentially increasing and accelerating the corporation’s liability for income taxes, and also potentially causing tax attributes to expire unused. The amount of the annual limitation is determined based on a corporation’s value immediately prior to the ownership change.
As of December 31, 2019, AK Steel had U.S. federal net operating loss carryforwards of approximately $2.1 billion and approximately $76.3 million in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards. The Merger likely resulted in an “ownership change” with respect to AK Steel. Accordingly, all or a portion of AK Steel’s U.S. federal net operating loss carryforwards and certain other tax attributes likely are subject to limitations (or disallowance) on their use after the Merger. Similar rules with respect to the state net operating loss carryforwards may apply under state tax laws.
As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $2.0 billion and state net operating loss carryforwards of approximately $1.5 billion. Our ability to utilize the $2.0 billion U.S. federal net operating loss carryforwards may be limited if we experience an “ownership change” under Section 382 of the IRC. Similar rules with respect to the $1.5 billion state net operating loss carryforwards may apply under state tax laws. The issuance of our common shares to AK Steel stockholders in the Merger in connection with other issuances or sales of our common shares (including certain transactions involving our common shares that are outside of our control) could cause an “ownership change.”
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	904,492	$7.45	—	$—
February 1 - 29, 2020	1,018	$8.40	—	$—
March 1 - 31, 2020	1,305	$8.45	—	$—
Total	906,815	$7.45	—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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
4.1
Indenture, dated as of March 13, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 6.75% Senior Secured Notes due 2026) (including Form of Note) (filed herewith).

4.2
Fifth Supplemental Indenture, dated as of March 13, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 5.75% Senior Notes due 2025) (filed herewith).

4.3
Second Supplemental Indenture, dated as of March 13, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 4.875% Senior Secured Notes due 2024) (filed herewith).

4.4
First Supplemental Indenture, dated as of March 13, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 5.875% Senior Guaranteed Notes due 2027) (filed herewith).

4.5
Indenture, dated as of March 16, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 6.375% Senior Notes due 2025) (including Form of Note) (filed herewith).

4.6
Registration Rights Agreement, dated March 16, 2020, among Cleveland-Cliffs Inc., as issuer, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as dealer manager, with respect to Cleveland-Cliffs Inc.’s 6.375% Senior Notes due 2025 (filed herewith).

4.7
Indenture, dated as of March 16, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (relating to Cleveland-Cliffs Inc.’s 7.00% Senior Notes due 2027) (including Form of Note) (filed herewith).

4.8
Registration Rights Agreement, dated March 16, 2020, among Cleveland-Cliffs Inc., as issuer, the guarantors party thereto and Credit Suisse Securities (USA) LLC, as dealer manager, with respect to Cleveland-Cliffs Inc.’s 7.00% Senior Notes due 2027 (filed herewith).

10.1
Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith).

10.2
First Amendment to Asset-Based Revolving Credit Agreement, dated as of March 27, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith).

22.1
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 4.875% 2024 Senior Secured Notes, the 5.75% 2025 Senior Notes, the 6.375% 2025 Senior Notes, the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes and the 9.875% 2025 Senior Secured Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of May 11, 2020 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of May 11, 2020 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of May 11, 2020 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of May 11, 2020 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	May 11, 2020