Form 10-Q
period 2020-06-30
CLEVELAND-CLIFFS INC.
filed 2020-07-30
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 399,198,070 as of July 27, 2020.

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
EBITDA excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, severance, acquisition-related costs, amortization of inventory step-up, impacts of discontinued operations and intersegment corporate allocations of selling, general and administrative costs

AK Coal	AK Coal Resources, Inc., an indirect, wholly owned subsidiary of AK Steel, and related coal mining operations
AK Steel
AK Steel Holding Corporation and its consolidated subsidiaries, including AK Steel Corporation, its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise

AK Tube	AK Tube LLC, an indirect, wholly owned subsidiary of AK Steel
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal USA
ArcelorMittal USA LLC (including many of its United States affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)

ASC	Accounting Standards Codification
Atlantic Basin pellet premium	Platts Atlantic Basin Blast Furnace 65% Fe pellet premium
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Compensation Committee	Compensation and Organization Committee of the Board
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fe	Iron
FILO	First-in, last-out
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

Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cliffs, AK Steel and Merger Sub
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the Merger
Metric ton	2,205 pounds
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement benefits
Platts 62% Price	Platts IODEX 62% Fe Fines cost and freight North China
Precision Partners	PPHC Holdings, LLC (an indirect, wholly owned subsidiary of AK Steel) and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended

Abbreviation or acronym	Term
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Tilden	Tilden Mining Company L.C.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	Ontario Hibbing Company, a subsidiary of United States Steel Corporation and a participant in Hibbing
USMCA	United States-Mexico-Canada Agreement
VIE	Variable Interest Entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$73.7	$352.6
Accounts receivable, net	482.2	94.0
Inventories	1,933.6	317.4
Income tax receivable, current	62.6	58.6
Other current assets	90.2	75.3
Total current assets	2,642.3	897.9
Non-current assets:
Property, plant and equipment, net	4,547.9	1,929.0
Goodwill	139.3	2.1
Intangible assets, net	192.6	48.1
Income tax receivable, non-current	4.1	62.7
Deferred income taxes	506.5	459.5
Right-of-use asset, operating lease	213.0	11.7
Other non-current assets	245.0	92.8
TOTAL ASSETS	$8,490.7	$3,503.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$504.8	$193.2
Accrued liabilities	288.3	126.3
Other current liabilities	244.9	89.9
Total current liabilities	1,038.0	409.4
Non-current liabilities:
Long-term debt	4,451.6	2,113.8
Operating lease liability, non-current	191.5	10.5
Intangible liabilities, net	72.3	—
Pension and OPEB liabilities	1,159.6	311.5
Asset retirement obligations	181.1	163.2
Other non-current liabilities	278.4	137.5
TOTAL LIABILITIES	7,372.5	3,145.9
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 600,000,000 shares (2019 - 600,000,000 shares);
Issued - 428,645,866 shares (2019 - 301,886,794 shares);
Outstanding - 399,159,988 shares (2019 - 270,084,005 shares)	53.6	37.7
Capital in excess of par value of shares	4,443.6	3,872.1
Retained deficit	(3,042.5)	(2,842.4)
Cost of 29,485,878 common shares in treasury (2019 - 31,802,789 shares)	(355.9)	(390.7)
Accumulated other comprehensive loss	(305.9)	(318.8)
Total Cliffs shareholders' equity	792.9	357.9
Noncontrolling interest	325.3	—
TOTAL EQUITY	1,118.2	357.9
TOTAL LIABILITIES AND EQUITY	$8,490.7	$3,503.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,092.7	$743.2	$1,417.2	$900.2
Realization of deferred revenue	—	—	34.6	—
Operating costs:
Cost of goods sold	(1,207.5)	(480.2)	(1,563.5)	(606.3)
Selling, general and administrative expenses	(62.1)	(29.4)	(89.6)	(56.7)
Acquisition-related costs	(18.4)	—	(60.9)	—
Miscellaneous – net	(13.1)	(6.8)	(25.0)	(11.2)
Total operating costs	(1,301.1)	(516.4)	(1,739.0)	(674.2)
Operating income (loss)	(208.4)	226.8	(287.2)	226.0
Other income (expense):
Interest expense, net	(68.7)	(26.1)	(99.7)	(51.2)
Gain (loss) on extinguishment of debt	129.4	(17.9)	132.6	(18.2)
Other non-operating income	15.2	0.6	21.2	1.0
Total other income (expense)	75.9	(43.4)	54.1	(68.4)
Income (loss) from continuing operations before income taxes	(132.5)	183.4	(233.1)	157.6
Income tax benefit (expense)	24.7	(22.0)	76.1	(18.3)
Income (loss) from continuing operations	(107.8)	161.4	(157.0)	139.3
Income (loss) from discontinued operations, net of tax	(0.3)	(0.6)	0.3	(0.6)
Net income (loss)	(108.1)	160.8	(156.7)	138.7
Income attributable to noncontrolling interest	(15.8)	—	(19.3)	—
Net income (loss) attributable to Cliffs shareholders	$(123.9)	$160.8	$(176.0)	$138.7

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.31)	$0.59	$(0.51)	$0.49
Discontinued operations	—	—	—	—
	$(0.31)	$0.59	$(0.51)	$0.49
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.31)	$0.57	$(0.51)	$0.47
Discontinued operations	—	—	—	—
	$(0.31)	$0.57	$(0.51)	$0.47
Average number of shares (in thousands)
Basic	399,088	275,769	348,302	282,647
Diluted	399,088	285,479	348,302	293,580
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(108.1)	$160.8	$(156.7)	$138.7
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	6.0	5.8	11.6	11.5
Changes in foreign currency translation	0.7	—	(0.2)	—
Changes in derivative financial instruments, net of tax	4.5	(2.1)	1.5	0.6
Total other comprehensive income	11.2	3.7	12.9	12.1
Comprehensive income (loss)	(96.9)	164.5	(143.8)	150.8
Comprehensive income attributable to noncontrolling interests	(15.8)	—	(19.3)	—
Comprehensive income (loss) attributable to Cliffs shareholders	$(112.7)	$164.5	$(163.1)	$150.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(156.7)	$138.7
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	111.5	40.9
Amortization of inventory step-up	59.4	—
Deferred income taxes	(72.5)	18.2
Loss (gain) on extinguishment of debt	(132.6)	18.2
Loss (gain) on derivatives	8.0	(27.2)
Other	(28.0)	28.4
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	365.7	145.4
Inventories	(126.1)	(148.7)
Payables, accrued expenses and other liabilities	(327.9)	(62.8)
Net cash provided (used) by operating activities	(299.2)	151.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(282.9)	(300.9)
Acquisition of AK Steel, net of cash acquired	(869.3)	—
Other investing activities	(0.2)	8.5
Net cash used by investing activities	(1,152.4)	(292.4)
FINANCING ACTIVITIES
Repurchase of common shares	—	(252.9)
Proceeds from issuance of debt	1,762.9	720.9
Debt issuance costs	(57.9)	(6.8)
Repurchase of debt	(999.5)	(729.3)
Borrowings under credit facilities	800.0	—
Repayments under credit facilities	(250.0)	—
Dividends paid	(40.8)	(28.9)
Other financing activities	(43.6)	(10.9)
Net cash provided (used) by financing activities	1,171.1	(307.9)
Decrease in cash and cash equivalents, including cash classified within other current assets related to discontinued operations	(280.5)	(449.2)
Less: decrease in cash and cash equivalents from discontinued operations, classified within other current assets	(1.6)	(3.2)
Net decrease in cash and cash equivalents	(278.9)	(446.0)
Cash and cash equivalents at beginning of period	352.6	823.2
Cash and cash equivalents at end of period	$73.7	$377.2
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2019	270.1	$37.7	$3,872.1	$(2,842.4)	$(390.7)	$(318.8)	$—	$357.9
Comprehensive income (loss)	—	—	—	(52.1)	—	1.7	3.5	(46.9)
Stock and other incentive plans	1.7	—	(23.6)	—	25.7	—	—	2.1
Acquisition of AK Steel	126.8	15.9	601.7	—	—	—	329.8	947.4
Common share dividends ($0.06 per share)	—	—	—	(24.0)	—	—	—	(24.0)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)	(5.5)
March 31, 2020	398.6	$53.6	$4,450.2	$(2,918.5)	$(365.0)	$(317.1)	$327.8	$1,231.0
Comprehensive income (loss)	—	—	—	(123.9)	—	11.2	15.8	(96.9)
Stock and other incentive plans	0.6	—	(6.6)	—	9.1	—	—	2.5
Common share dividends	—	—	—	(0.1)	—	—	—	(0.1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18.3)	(18.3)
June 30, 2020	399.2	$53.6	$4,443.6	$(3,042.5)	$(355.9)	$(305.9)	$325.3	$1,118.2

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Total
December 31, 2018	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$424.2
Comprehensive income (loss)	—	—	—	(22.1)	—	8.4	(13.7)
Stock and other incentive plans	1.7	—	(56.5)	—	46.5	—	(10.0)
Common share repurchases	(11.5)	—	—	—	(124.3)	—	(124.3)
Common share dividends ($0.05 per share)	—	—	—	(14.5)	—	—	(14.5)
March 31, 2019	282.8	$37.7	$3,860.2	$(3,096.8)	$(263.9)	$(275.5)	$261.7
Comprehensive income	—	—	—	160.8	—	3.7	164.5
Stock and other incentive plans	0.1	—	3.4	—	1.2	—	4.6
Common share repurchases	(12.9)	—	—	—	(128.6)	—	(128.6)
Common share dividends ($0.06 per share)	—	—	—	(16.6)	—	—	(16.6)
June 30, 2019	270.0	$37.7	$3,863.6	$(2,952.6)	$(391.3)	$(271.8)	$285.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or any other future period. Due to the acquisition of AK Steel, certain balances have become material and are no longer being condensed in our Statements of Unaudited Condensed Consolidated Financial Position, such as balances for Right-of-use asset, operating lease and Operating lease liability, non-current. As a result, certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
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
COVID-19
In response to the COVID-19 pandemic, we made various operational changes to adjust to the demand for our products. Although steel and iron ore production have been considered “essential” by the states in which we operate, certain of our facilities and construction activities were temporarily idled during the second quarter of 2020.  Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which were restarted in July 2020, and the Northshore mine, which we plan to restart in early August 2020.
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

We recorded a basis difference for Spartan Steel of $32.5 million as part of our acquisition of AK Steel.  The basis difference relates to the excess of the fair value over the investee's carrying amount of property, plant and equipment and will be amortized over the remaining useful lives of the underlying assets.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, which were updated and can be found in the unaudited condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
Recent Accounting Pronouncements
Issued and Adopted
On March 2, 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, which required separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The final rule replaces the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management's Discussion and Analysis of Financial Condition and Results of Operations or its financial statements, in addition to other simplifications. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We elected to early adopt this disclosure update for the period ended March 31, 2020. As a result, we have excluded the footnote disclosures required under the previous Rule 3-10, and applied the final rule by including the summarized financial information and qualitative disclosures in Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Exhibit 22.1, filed herewith.

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Revenues
The following table represents our consolidated Revenues (excluding intercompany revenues) by market:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Steel and Manufacturing:
Automotive	$363.8	$—	$484.0	$—
Infrastructure and manufacturing	203.4	—	247.4	—
Distributors and converters	147.9	—	201.2	—
Total Steel and Manufacturing	715.1	—	932.6	—
Mining and Pelletizing:
Steel producers[1]	377.6	743.2	519.2	900.2
Total revenues	$1,092.7	$743.2	$1,451.8	$900.2
1 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.
The following table represents our consolidated Revenues (excluding intercompany revenues) by product line:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Steel and Manufacturing:
Carbon steel	$431.8	$—	$570.4	$—
Stainless and electrical steel	222.5	—	281.9	—
Tubular products, components and other	60.8	—	80.3	—
Total Steel and Manufacturing	715.1	—	932.6	—
Mining and Pelletizing:
Iron ore[1]	349.7	697.4	481.0	842.8
Freight	27.9	45.8	38.2	57.4
Total Mining and Pelletizing	377.6	743.2	519.2	900.2
Total revenues	$1,092.7	$743.2	$1,451.8	$900.2
1 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.
We sell domestically to customers located primarily in the Midwestern, Southern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net revenues to customers located outside the United States were $176.0 million and $222.7 million for the three and six months ended June 30, 2020, respectively, and $136.4 million and $179.4 million for the three and six months ended June 30, 2019, respectively.
Allowance for Credit Losses
The following is a roll forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2020	2019
Allowance for credit losses as of January 1	$—	$—
Increase in allowance	4.3	—
Allowance for credit losses as of June 30	$4.3	$—

Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	June 30, 2020	December 31, 2019
Product inventories
Finished and semi-finished goods	$1,026.4	$114.1
Work-in-process	89.5	68.7
Raw materials	438.0	9.4
Total product inventories	1,553.9	192.2
Manufacturing supplies and critical spares	379.7	125.2
Inventories	$1,933.6	$317.4

Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2020	2019	2020	2019
Opening balance as of January 1	$22.1	$21.0	$25.7	$38.5
Net decrease	(17.2)	(5.5)	(25.7)	(4.2)
Closing balance as of June 30	$4.9	$15.5	$—	$34.3

Prior to the Merger, our iron ore pellet sales agreement with Severstal, subsequently assumed by AK Steel, required supplemental payments to be paid by the customer during the period 2009 through 2013. Installment amounts received under this arrangement in excess of sales were classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment and the revenue was recognized over the term of the supply agreement, which had extended until 2022, in equal annual installments. As a result of the termination of that iron ore pellet sales agreement, we realized $34.6 million of deferred revenue, which was recognized within Realization of deferred revenue in the Statements of Unaudited Condensed Consolidated Operations, during the six months ended June 30, 2020.
We have certain other sales agreements that require customers to pay in advance. Payments received pursuant to these agreements prior to revenue being recognized are recorded as deferred revenue in Other current liabilities.
Accrued Liabilities
The following table presents the detail of our Accrued liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	June 30, 2020	December 31, 2019
Accrued employment costs	$153.8	$61.7
Accrued interest	71.5	29.0
Accrued dividends	1.1	17.8
Other	61.9	17.8
Accrued liabilities	$288.3	$126.3

Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Six Months Ended June 30,
	2020	2019
Capital additions	$230.7	$320.9
Less:
Non-cash accruals	(91.6)	3.6
Right-of-use assets - finance leases	39.4	24.8
Grants	—	(8.4)
Cash paid for capital expenditures including deposits	$282.9	$300.9
Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Six Months Ended June 30,
	2020	2019
Taxes paid on income	$0.2	$0.1
Income tax refunds	(60.4)	(117.9)
Interest paid on debt obligations net of capitalized interest[1]	63.0	53.2
1 Capitalized interest was $23.3 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively.
Non-Cash Investing and Financing Activities

	(In Millions)
	Six Months Ended June 30,
	2020	2019
Fair value of common shares issued for consideration for business combination	$617.6	$—
Fair value of equity awards assumed from AK Steel acquisition	3.9	—

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
The acquisition combined Cliffs, North America’s largest producer of iron ore pellets, with AK Steel, a leading producer of innovative flat-rolled carbon, stainless and electrical steel products, to create a vertically integrated producer of value-added iron ore and steel products. The combination is expected to create significant opportunities to generate additional value from market trends across the entire steel value chain and enable more consistent, predictable performance through normal market cycles. Together, Cliffs and AK Steel have a presence across the entire manufacturing process, from mining to pelletizing to the development and production of finished high value steel products, including Next Generation Advanced High Strength Steels for automotive and other markets. We expect the combination will generate additional cost synergies, which we have identified and already set into motion savings of approximately $150 million, primarily from consolidating corporate functions, reducing duplicative overhead costs, and procurement and energy cost savings, as well as operational and supply chain efficiencies. The combined company is well positioned to provide high-value iron ore and steel solutions to customers primarily across North America.

Total net revenues for AK Steel for the most recent pre-acquisition year ended December 31, 2019 were $6,359.4 million. Following the acquisition, the operating results of AK Steel are included in our unaudited condensed consolidated financial statements and are reported as part of our Steel and Manufacturing segment. For the three months ended June 30, 2020, AK Steel generated Revenues of $715.1 million and a loss of $206.5 million included within Net income (loss) attributable to Cliffs shareholders, which included $36.2 million and $15.1 million related to amortization of the fair value inventory step-up and severance costs, respectively. For the period subsequent to the acquisition (March 13, 2020 through June 30, 2020), AK Steel generated Revenues of $932.6 million and a loss of $261.6 million included within Net income (loss) attributable to Cliffs shareholders, which included $59.4 million and $32.7 million related to amortization of the fair value inventory step-up and severance costs, respectively.
Additionally, we incurred acquisition-related costs excluding severance costs of $1.8 million and $25.0 million for the three and six months ended June 30, 2020, respectively, which were recorded in Acquisition-related costs on the Statements of Unaudited Condensed Consolidated Operations.
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
The fair value of the total purchase consideration was determined as follows:

(In Millions)
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	$617.6
Fair value of replacement equity awards	3.9
Fair value of AK Steel debt	913.6
Total purchase consideration	$1,535.1

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

Valuation Assumption and Preliminary Purchase Price Allocation
We estimated fair values at March 13, 2020 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, most notably, inventories, including manufacturing supplies and critical spares, personal and real property, leases, investments, deferred taxes, asset retirement obligations, pension and OPEB liabilities and intangible assets and liabilities, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Merger was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	June 30, 2020
Cash and cash equivalents	$37.7	$2.0	$39.7
Accounts receivable	666.0	(3.2)	662.8
Inventories	1,562.8	(37.8)	1,525.0
Other current assets	67.5	(14.5)	53.0
Property, plant and equipment	2,184.4	2.9	2,187.3
Intangible assets	163.0	(15.0)	148.0
Right of use asset, operating leases	225.9	(16.3)	209.6
Other non-current assets	85.9	25.9	111.8
Accounts payable	(636.3)	(2.9)	(639.2)
Accrued liabilities	(222.5)	(2.1)	(224.6)
Other current liabilities	(181.8)	7.0	(174.8)
Long-term debt	(1,179.4)	—	(1,179.4)
Deferred income taxes	(19.7)	(1.7)	(21.4)
Operating lease liability, non-current	(188.1)	—	(188.1)
Intangible liabilities	(140.0)	65.0	(75.0)
Pension and OPEB liabilities	(873.0)	—	(873.0)
Asset retirement obligations	(13.9)	—	(13.9)
Other non-current liabilities	(144.2)	(5.7)	(149.9)
Net identifiable assets acquired	1,394.3	3.6	1,397.9
Goodwill	141.2	(4.0)	137.2
Total net assets acquired	$1,535.5	$(0.4)	$1,535.1

During the second quarter of 2020, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. The Inventories measurement period adjustments of $37.8 million, resulted in a favorable impact of $7.8 million to Cost of goods sold for the three months ended June 30, 2020.
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

The preliminary purchase price allocated to identifiable intangible assets and liabilities acquired was:

	(In Millions)	Weighted Average Life (In Years)
Intangible assets:
Customer relationships	$77.0	18
Developed technology	60.0	17
Trade names and trademarks	11.0	10
Total identifiable intangible assets	$148.0	17
Intangible liabilities:
Above-market supply contracts	$(75.0)	12

The above-market supply contracts relate to the long-term coke and energy supply agreements with SunCoke Energy, which includes SunCoke Middletown, a consolidated VIE. Refer to NOTE 16 - VARIABLE INTEREST ENTITIES for further information.
Pro Forma Results
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the three and six months ended June 30, 2020 and 2019, as if AK Steel had been acquired as of January 1, 2019:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$979.1	$2,233.8	$2,427.7	$4,021.1
Net income (loss) attributable to Cliffs shareholders	(125.3)	184.9	(163.7)	128.3

The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2019. Significant pro forma adjustments include the following:

1.
The elimination of intercompany revenues between Cliffs and AK Steel of $113.6 million and $259.2 million for the three and six months ended June 30, 2020, respectively, and $189.9 million and $257.3 million for the three and six months ended June 30, 2019, respectively.

2.
The 2020 pro forma net loss was adjusted to exclude $36.2 million and $59.4 million of non-recurring inventory acquisition accounting adjustments incurred during the three and six months ended June 30, 2020, respectively. The 2019 pro forma net income was adjusted to include $18.5 million and $74.2 million of non-recurring inventory acquisition accounting adjustments for the three and six months ended June 30, 2019, respectively.

3.
The elimination of nonrecurring transaction costs incurred by Cliffs and AK Steel in connection with the Merger of $1.8 million and $28.4 million for the three and six months ended June 30, 2020, respectively.

4.
Total other pro forma adjustments included expense of $12.3 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and expense of $4.0 million and $6.9 million for the three and six months ended June 30, 2019, respectively, primarily due to reduced interest and amortization expense, offset partially by additional depreciation expense and pension and OPEB expense.

5.
The income tax impact of pro forma transaction adjustments that affect Net income (loss) attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an income tax benefit of $1.6 million and an income tax expense of $3.3 million for the three and six months ended June 30, 2020, respectively, and an income tax expense of $8.0 million and an income tax benefit of $2.8 million, for the three and six months ended June 30, 2019, respectively.

The unaudited pro forma financial information does not reflect the potential realization of synergies or cost savings, nor does it reflect other costs relating to the integration of the two companies. This unaudited pro forma financial information should not be considered indicative of the results that would have actually occurred if the acquisition had been consummated on January 1, 2019, nor are they indicative of future results.
NOTE 4 - SEGMENT REPORTING
Our Company is a vertically integrated producer of value-added iron ore and steel products. Our operations are organized and managed in two operating segments according to our upstream and downstream operations. Our Steel and Manufacturing segment is a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, and distributors and converters markets. Our Steel and Manufacturing segment includes subsidiaries that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. Construction of our HBI production plant in Toledo, Ohio, now included as part of our Steel and Manufacturing segment, is expected to be completed in the fourth quarter of 2020. Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. All intersegment transactions were eliminated in consolidation.
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
Our results by segment are as follows:

	(In Millions, Except Sales Tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales volume (in thousands):
Steel and Manufacturing (net tons)	619	—	818	—

Mining and Pelletizing sales (long tons)	4,759	6,227	6,893	7,777
Less: Intercompany sales (long tons)	(1,041)	(38)	(1,824)	(38)
Mining and Pelletizing consolidated sales (long tons)	3,718	6,189	5,069	7,739

Revenues:
Steel and Manufacturing net sales to external customers	$715.1	$—	$932.6	$—

Mining and Pelletizing net sales[1]	489.0	747.2	718.4	904.2
Less: Intercompany sales	(111.4)	(4.0)	(199.2)	(4.0)
Mining and Pelletizing net sales to external customers	377.6	743.2	519.2	900.2

Total revenues	$1,092.7	$743.2	$1,451.8	$900.2

Adjusted EBITDA:
Steel and Manufacturing	$(104.0)	$(1.1)	$(115.1)	$(1.9)
Mining and Pelletizing	82.4	280.5	164.2	328.0
Corporate and eliminations	(60.4)	(31.0)	(108.4)	(56.5)
Total Adjusted EBITDA	$(82.0)	$248.4	$(59.3)	$269.6
1 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.

The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(108.1)	$160.8	$(156.7)	$138.7
Less:
Interest expense, net	(68.6)	(26.3)	(99.7)	(51.4)
Income tax benefit (expense)	24.7	(22.0)	76.1	(18.3)
Depreciation, depletion and amortization	(77.1)	(21.0)	(111.5)	(40.9)
Total EBITDA	$12.9	$230.1	$(21.6)	$249.3
Less:
EBITDA of noncontrolling interests[1]	$20.5	$—	$25.1	$—
Gain (loss) on extinguishment of debt	129.4	(17.9)	132.6	(18.2)
Severance costs	(16.6)	—	(35.9)	(1.7)
Acquisition-related costs excluding severance costs	(1.8)	—	(25.0)	—
Amortization of inventory step-up	(36.2)	—	(59.4)	—
Impact of discontinued operations	(0.4)	(0.4)	0.3	(0.4)
Total Adjusted EBITDA	$(82.0)	$248.4	$(59.3)	$269.6
1 EBITDA of noncontrolling interests includes $15.8 million and $19.3 million for income and $4.7 million and $5.8 million of depreciation, depletion and amortization for the three and six months ended June 30, 2020, respectively.
The following summarizes our assets by segment:

	(In Millions)
	June 30, 2020	December 31, 2019
Assets:
Steel and Manufacturing	$6,201.6	$913.6
Mining and Pelletizing	1,685.1	1,643.1
Total segment assets	7,886.7	2,556.7
Corporate and Other (including discontinued operations)	604.0	947.1
Total assets	$8,490.7	$3,503.8

The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital additions[1]:
Steel and Manufacturing	$55.6	$155.1	$178.8	$237.5
Mining and Pelletizing	17.4	35.6	51.6	82.4
Corporate and Other	—	0.9	0.3	1.0
Total capital additions	$73.0	$191.6	$230.7	$320.9
1 Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	June 30, 2020	December 31, 2019
Land, land improvements and mineral rights	$653.2	$582.2
Buildings	454.4	157.8
Steel and Manufacturing equipment	2,147.9	42.0
Mining and Pelletizing equipment	1,448.6	1,413.6
Other	123.4	101.5
Construction-in-progress	1,058.3	730.3
Total property, plant and equipment[1]	5,885.8	3,027.4
Allowance for depreciation and depletion	(1,337.9)	(1,098.4)
Property, plant and equipment, net	$4,547.9	$1,929.0

1 Includes right-of-use assets related to finance leases of $93.7 million and $49.0 million as of June 30, 2020 and December 31, 2019, respectively.
We recorded capitalized interest into property, plant and equipment of $13.6 million and $23.3 million during the three and six months ended June 30, 2020, respectively, and $5.9 million and $9.9 million for the three and six months ended June 30, 2019, respectively.
We recorded depreciation and depletion expense of $75.3 million and $110.7 million for the three and six months ended June 30, 2020, respectively, and $20.9 million and $40.5 million for the three and six months ended June 30, 2019, respectively.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The increase in the balance of Goodwill as of June 30, 2020, compared to December 31, 2019, is due to the preliminary assignment of $137.2 million to Goodwill in 2020 based on the preliminary purchase price allocation for the acquisition of AK Steel. The carrying amount of goodwill related to our Mining and Pelletizing segment was $2.1 million as of both June 30, 2020 and December 31, 2019.

Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

		(In Millions)
	Classification[1]	Gross Amount	Accumulated Amortization	Net Amount
As of June 30, 2020
Intangible assets:
Customer relationships	Intangible assets, net	$77.0	$(1.5)	$75.5
Developed technology	Intangible assets, net	60.0	(1.2)	58.8
Trade names and trademarks	Intangible assets, net	11.0	(0.4)	10.6
Mining permits	Intangible assets, net	72.2	(24.5)	47.7
Total intangible assets		$220.2	$(27.6)	$192.6
Intangible liabilities:
Above-market supply contracts	Intangible liabilities, net	$(75.0)	$2.7	$(72.3)

As of December 31, 2019
Intangible assets:
Mining permits	Intangible assets, net	$72.2	$(24.1)	$48.1
1 Amortization of intangible liabilities related to above-market supply contracts and intangible assets related to mining permits is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.
Amortization expense related to intangible assets was $2.4 million and $3.5 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.
Estimated future amortization expense related to intangible assets at June 30, 2020 is as follows:

(In Millions)
Years ending December 31,
2020 (remaining period of the year)	$5.0
2021	10.0
2022	10.0
2023	10.0
2024	10.0
2025	10.0

Income from amortization related to the intangible liabilities was $0.6 million and $2.7 million for the three and six months ended June 30, 2020, respectively.
Estimated future amortization income related to the intangible liabilities at June 30, 2020 is as follows:

(In Millions)
Years ending December 31,
2020 (remaining period of the year)	$4.1
2021	8.2
2022	8.2
2023	8.2
2024	8.2
2025	8.2

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
June 30, 2020
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Secured Notes	Cliffs	5.00%	$394.5	$(4.0)	$(1.6)	$388.9
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	955.2	(8.7)	(26.7)	919.8
6.75% 2026 Senior Secured Notes	Cliffs	6.99%	845.0	(22.6)	(9.4)	813.0
Senior Unsecured Notes:
7.625% 2021 AK Senior Notes	AK Steel	7.33%	33.5	—	0.1	33.6
7.50% 2023 AK Senior Notes	AK Steel	6.17%	12.8	—	0.5	13.3
6.375% 2025 Senior Notes	Cliffs	8.11%	64.3	(0.2)	(4.8)	59.3
6.375% 2025 AK Senior Notes	AK Steel	8.11%	38.4	—	(2.9)	35.5
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	296.3	(3.9)	(55.6)	236.8
5.75% 2025 Senior Notes	Cliffs	6.01%	396.2	(2.8)	(4.3)	389.1
7.00% 2027 Senior Notes	Cliffs	9.24%	88.0	(0.3)	(9.8)	77.9
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56.3	—	(6.2)	50.1
5.875% 2027 Senior Notes	Cliffs	6.49%	555.5	(4.5)	(19.0)	532.0
6.25% 2040 Senior Notes	Cliffs	6.34%	262.7	(1.9)	(2.8)	258.0
IRBs due 2024 to 2028	AK Steel	Various	92.0	—	2.3	94.3
ABL Facility	Cliffs[2]	2.79%	2,000.0	—	—	550.0
Total long-term debt						$4,451.6
1 Unless otherwise noted, references in this column to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation.
2 Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.

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

1 Unless otherwise noted, references in this column to "Cliffs" are to Cleveland-Cliffs Inc.
2 Refers to Cleveland-Cliffs Inc. and certain of its subsidiaries as borrowers under our Former ABL Facility.

9.875% 2025 Senior Secured Notes Offerings
On April 17, 2020, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to the issuance by Cliffs of $400.0 million aggregate principal amount of 9.875% 2025 Senior Secured Notes issued at 94.5% of face value.
On April 24, 2020, we issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes issued at 99.0% of face value. These additional notes are of the same class and series as, and otherwise identical to, the 9.875% 2025 Senior Secured Notes issued on April 17, 2020, other than with respect to the date of issuance and issue price.
The 9.875% 2025 Senior Secured Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act. The 9.875% 2025 Senior Secured Notes bear interest at a rate of 9.875% per annum, payable semi-annually in arrears on April 17 and October 17 of each year, commencing on October 17, 2020. The 9.875% 2025 Senior Secured Notes will mature on October 17, 2025.
The 9.875% 2025 Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien, on a pari passu basis with the 6.75% 2026 Senior Secured Notes and 4.875% 2024 Senior Secured Notes, on substantially all of our assets and the assets of the guarantors, other than the ABL Collateral (as defined below), and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien for the benefit of the lenders under our ABL Facility.
The 9.875% 2025 Senior Secured Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 9.875% 2025 Senior Secured Notes. The following is a summary of redemption prices for our 9.875% 2025 Senior Secured Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to August 15, 2020 - using proceeds of a regulatory debt facility	103.000%	Up to 35% of original aggregate principal
Prior to October 17, 2022 - using proceeds of equity issuance	109.875	Up to 35% of original aggregate principal
Prior to October 17, 2022[2]	100.000
Beginning on October 17, 2022	107.406
Beginning on April 17, 2023	104.938
Beginning on April 17, 2024	102.469
Beginning on April 17, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.
[2] Plus a "make-whole" premium.

In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 9.875% 2025 Senior Secured Notes, we will be required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The terms of the 9.875% 2025 Senior Secured Notes contain certain customary covenants; however, there are no financial covenants.
Debt issuance costs of $9.1 million were incurred related to the offerings of the 9.875% 2025 Senior Secured Notes and are included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.

6.75% 2026 Senior Secured Notes Offerings
On March 13, 2020, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to the issuance of $725.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes issued at 98.783% of face value.
On June 19, 2020, we issued an additional $120.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes issued at 99.25% of face value. These additional notes are of the same class and series as, and otherwise identical to, the 6.75% 2026 Senior Secured Notes issued on March 13, 2020, other than with respect to the date of issuance and issue price.
The 6.75% 2026 Senior Secured Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act. The 6.75% 2026 Senior Secured Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2020. The 6.75% 2026 Senior Secured Notes mature on March 15, 2026.
The 6.75% 2026 Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien, on a pari passu basis with the 4.875% 2024 Senior Secured Notes and 9.875% 2025 Senior Secured Notes, on substantially all of our assets and the assets of the guarantors, other than the ABL Collateral, and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien for the benefit of the lenders under our ABL Facility.
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
Debt issuance costs of $23.7 million were incurred related to the offerings of the 6.75% 2026 Senior Secured Notes and are included in Long-term debt in the Statements of Unaudited Condensed Consolidated Financial Position.

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
7.00% 2027 Senior Notes
The 7.00% 2027 Senior Notes bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2020. The 7.00% 2027 Senior Notes mature on March 15, 2027.

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
AK Steel Corporation Senior Unsecured Notes
As of June 30, 2020, AK Steel Corporation had outstanding a total of $141.0 million aggregate principal amount of 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes, 6.375% 2025 AK Senior Notes and 7.00% 2027 AK Senior Notes. These senior notes are unsecured obligations and rank equally in right of payment with AK Steel Corporation's guarantees of Cliffs' unsecured and unsubordinated indebtedness. These notes contain certain customary covenants; however, there are no financial covenants.
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
[2] Plus a "make-whole" premium.

Industrial Revenue Bonds
AK Steel Corporation had outstanding $66.0 million aggregate principal amount of fixed-rate, tax-exempt IRBs as of June 30, 2020. The weighted-average fixed rate of the unsecured IRBs is 6.86%. The IRBs are unsecured senior debt obligations that are equal in ranking with AK Steel Corporation's senior unsecured notes and AK Steel Corporation's guarantees of Cliffs' unsecured and unsubordinated indebtedness. In addition, AK Steel Corporation had outstanding $26.0 million aggregate principal amount of variable-rate IRBs as of June 30, 2020 that are backed by a letter of credit. These IRBs contain certain customary covenants; however, there are no financial covenants.
Debt Extinguishments - 2020
On April 24, 2020, we used the net proceeds from the offering of the additional 9.875% 2025 Senior Secured Notes to repurchase $736.4 million aggregate principal amount of our outstanding senior notes of various series, which resulted in debt reduction of $181.2 million. During the second quarter of 2020, we also repurchased an additional $11.2 million aggregate principal amount of our outstanding senior notes of various series with cash on hand. On June 1, 2020, we redeemed $7.3 million aggregate principal amount of our outstanding 2020 IRBs.
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
The following is a summary of the debt extinguished and the respective gain on extinguishment:

	(In Millions)
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Debt Instrument	Debt Extinguished	Gain on Extinguishment	Debt Extinguished	Gain on Extinguishment
7.625% 2021 AK Senior Notes	$—	$—	$372.7	$0.4
7.50% 2023 AK Senior Notes	—	—	367.2	2.8
4.875% 2024 Senior Secured Notes	5.5	0.5	5.5	0.5
6.375% 2025 Senior Notes	167.5	21.3	167.5	21.3
1.50% 2025 Convertible Senior Notes	20.0	1.3	20.0	1.3
5.75% 2025 Senior Notes	77.1	16.3	77.1	16.3
7.00% 2027 Senior Notes	247.3	28.4	247.3	28.4
5.875% 2027 Senior Notes	194.5	48.7	194.5	48.7
6.25% 2040 Senior Notes	35.7	12.9	35.7	12.9
	$747.6	$129.4	$1,487.5	$132.6

Debt Extinguishments - 2019
The following is a summary of the debt extinguished with cash and the respective loss on extinguishment:

	(In Millions)
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment	Debt Extinguished	(Loss) on Extinguishment
4.875% 2021 Senior Notes	$114.0	$(5.0)	$124.0	$(5.3)
5.75% 2025 Senior Notes	600.0	(12.9)	600.0	(12.9)
	$714.0	$(17.9)	$724.0	$(18.2)

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

On March 27, 2020, the ABL Facility was amended, by and among Cliffs, the lenders and the administrative agent. The amendment modified the ABL Facility to, among other things, provide for a new FILO tranche of commitments in the aggregate amount of $150.0 million by exchanging existing commitments under the ABL Facility. The total commitments under the ABL Facility after giving effect to the amendment remain at $2.0 billion. The terms and conditions (other than the pricing) that apply to the FILO tranche are substantially the same as the terms and conditions that apply to the tranche A facility of the ABL Facility immediately prior to the amendment.
As of June 30, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
June 30, 2020
Available borrowing base on ABL Facility[1]	$1,652.1
Borrowings	(550.0)
Letter of credit obligations[2]	(198.5)
Borrowing capacity available	$903.6

1 As of June 30, 2020, the ABL Facility has a maximum borrowing base of $2.0 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, IRBs and environmental obligations.
Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2020:

(In Millions)
Maturities of Debt
2020 (remaining period of year)	$—
2021	33.5
2022	—
2023	12.8
2024	456.5
Thereafter	4,137.9
Total maturities of debt	$4,640.7

NOTE 8 - FAIR VALUE MEASUREMENTS
The following represents the assets and liabilities measured at fair value:

	(In Millions)
	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Money market funds	$21.8	$—	$—	$21.8
Other current assets:
Commodity contracts	—	5.4	—	5.4
Customer supply agreement	—	—	27.3	27.3
Provisional pricing arrangement	—	—	8.0	8.0
Other non-current assets:
Commodity contracts	—	0.7	—	0.7
Total	$21.8	$6.1	$35.3	$63.2
Liabilities:
Other current liabilities:
Commodity contracts	$—	$(17.2)	$—	$(17.2)
Foreign exchange contracts	—	(1.0)	—	(1.0)
Other non-current liabilities:
Commodity contracts	—	(1.1)	—	(1.1)
Foreign exchange contracts	—	(0.4)	—	(0.4)
Total	$—	$(19.7)	$—	$(19.7)

	(In Millions)
	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Commercial paper	$—	$187.6	$—	$187.6
Other current assets:
Customer supply agreement	—	—	44.5	44.5
Provisional pricing arrangement	—	—	1.3	1.3
Total	$—	$187.6	$45.8	$233.4
Liabilities:
Other current liabilities:
Commodity contracts	$—	$(3.2)	$—	$(3.2)
Provisional pricing arrangement	—	—	(1.1)	(1.1)
Total	$—	$(3.2)	$(1.1)	$(4.3)

Financial assets classified in Level 1 include money market funds. The valuation of these instruments is based upon unadjusted quoted prices for identical assets in active markets.
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Our foreign exchange contracts include Canadian dollars, and our commodity hedge contracts primarily include those related to natural gas, electricity and zinc.
The Level 3 assets consist of a freestanding derivative instrument related to a certain supply agreement and derivative assets related to certain provisional pricing arrangements with our customers. The Level 3 liabilities consist of derivative liabilities related to certain provisional pricing arrangements with our customers.
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
The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at June 30, 2020 (In Millions)	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)

Customer supply agreement	$27.3	Other current assets	Market Approach	Management's estimate of hot-rolled coil steel price per net ton	$562 - $639 $(564)
Provisional pricing arrangements	$8.0	Other current assets	Market Approach	Management's estimate of Platts 62% price per dry metric ton	$94
				Atlantic Basin Pellet Premium	$32

The significant unobservable input used in the fair value measurement of our customer supply agreement was a forward-looking estimate of the hot-rolled coil steel price determined by management.
The significant unobservable inputs used in the fair value measurement of our provisional pricing arrangements at June 30, 2020 were the forward-looking estimate of Platts 62% price and the Atlantic Basin Pellet Premium based upon current market data determined by management.

The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$19.6	$106.7	$45.8	$91.4
Total gains included in earnings	40.0	74.3	13.8	89.6
Settlements	(24.3)	(62.9)	(24.3)	(62.9)
Ending balance	$35.3	$118.1	$35.3	$118.1
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$33.6	$73.0	$13.6	$88.3

	(In Millions)
	Level 3 Liabilities
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$—	$(9.8)	$(1.1)	$—
Total gains (losses) included in earnings	—	4.5	(0.6)	(5.3)
Settlements	—	5.3	1.7	5.3
Ending balance	$—	$—	$—	$—

The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		June 30, 2020		December 31, 2019
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes	Level 1	$3,807.3	$3,681.8	$2,113.8	$2,237.0
IRBs due 2024 to 2028	Level 1	94.3	86.0	—	—
ABL Facility - outstanding balance	Level 2	550.0	550.0	—	—
Total long-term debt		$4,451.6	$4,317.8	$2,113.8	$2,237.0

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
As a result of the acquisition of AK Steel, we assumed the obligations under AK Steel's defined benefit pension plans and OPEB plans. Noncontributory pension and various healthcare and life insurance benefits are provided to a significant portion of our employees and retirees. AK Steel also contributes to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees and defined contribution pension plans. The AK Steel pension and OPEB plans were remeasured as of March 13, 2020.
The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$5.3	$4.2	$10.6	$8.3
Interest cost	14.9	8.6	23.1	17.3
Expected return on plan assets	(36.7)	(13.7)	(55.2)	(27.3)
Amortization:
Prior service costs	0.3	0.3	0.5	0.6
Net actuarial loss	6.6	5.9	13.3	11.8
Net periodic benefit cost (credit)	$(9.6)	$5.3	$(7.7)	$10.7

OPEB Costs (Credits)

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1.4	$0.4	$1.9	$0.8
Interest cost	4.3	2.4	6.5	4.7
Expected return on plan assets	(4.6)	(4.2)	(9.1)	(8.4)
Amortization:
Prior service credits	(0.5)	(0.5)	(1.0)	(1.0)
Net actuarial loss	0.7	1.2	1.4	2.5
Net periodic benefit cost (credit)	$1.3	$(0.7)	$(0.3)	$(1.4)

As a result of the CARES Act enacted on March 27, 2020, we have deferred pension contributions starting in the second quarter of 2020. Based on prior funding requirements, we made defined benefit pension contributions of $0.2 million and $4.0 million for the three and six months ended June 30, 2020, respectively, compared to defined benefit pension contributions of $3.5 million and $6.7 million for the three and six months ended June 30, 2019, respectively. OPEB contributions for our voluntary employee benefit association trust plans are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions for our voluntary employee benefit association trust plans were required or made for the three and six months ended June 30, 2020 and 2019.
NOTE 10 - INCOME TAXES
Our 2020 estimated annual effective tax rate before discrete items as of June 30, 2020 is 31.1%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations, as well as non-deductible transaction costs, executive officers' compensation, global intangible low-taxed income and income of noncontrolling interests for which no tax is recognized. The 2019 estimated annual effective tax rate before discrete items as of June 30, 2019 was 12.1%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in the mix of income, as well as transaction costs and other acquisition-related charges that were incurred only in 2020.

For the three and six months ended June 30, 2020, we recorded discrete items that resulted in an income tax expense of $0.3 million and benefit of $3.7 million, respectively. The discrete adjustments are primarily related to interest on uncertain tax positions in the quarter and the refund of amounts sequestered by the Internal Revenue Service on previously filed AMT credit refunds. For the three and six months ended June 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.4 million and $0.8 million, respectively.
NOTE 11 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	June 30, 2020	December 31, 2019
Asset retirement obligations[1]	$183.3	$165.3
Less current portion	2.2	2.1
Long-term asset retirement obligations	$181.1	$163.2

1 Includes $33.0 million and $22.0 million related to our active operations as of June 30, 2020 and December 31, 2019, respectively.
The accrued closure obligation is predominantly related to our indefinitely idled and closed iron ore mining operations and provides for contractual and legal obligations associated with the eventual closure of those operations. Additionally, we have included in our asset retirement obligation $13.9 million for our integrated steel facilities acquired in the Merger. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining iron ore reserves and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. As the majority of our asset retirement obligations at our steelmaking operations have indeterminate settlement dates, asset retirement obligations have been recorded at present values using estimated ranges of the economic lives of the underlying assets.
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2020	2019
Asset retirement obligation as of January 1	$165.3	$172.4
Increase from AK Steel acquisition	13.9	—
Accretion expense	4.9	5.1
Remediation payments	(0.8)	(0.4)
Asset retirement obligation as of June 30	$183.3	$177.1

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	Derivatives designated as hedging instruments under Topic 815:		Derivatives not designated as hedging instruments under Topic 815:
Derivative Asset (Liability)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Other current assets:
Customer supply agreement	$—	$—	$27.3	$44.5
Provisional pricing arrangements	—	—	8.0	1.3
Commodity contracts	1.6	—	3.8	—
Other non-current assets:
Commodity contracts	0.6	—	0.1	—
Other current liabilities:
Provisional pricing arrangements	—	—	—	(1.1)
Commodity contracts	(14.2)	(3.2)	(3.0)	—
Foreign exchange contracts	(1.0)	—	—	—
Other non-current liabilities:
Commodity contracts	(0.9)	—	(0.2)	—
Foreign exchange contracts	(0.4)	—	—	—

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

The following table presents our outstanding hedge contracts:

		(In Millions)
		June 30, 2020			December 31, 2019
	Unit of Measure	Maturity Dates	Notional Amount		Notional Amount
Commodity contracts:
Natural gas	MMBtu	July 2020 - December 2021	39.2		20.1
Diesel	Gallons	—	—		0.8
Zinc	Pounds	July 2020 - December 2021	18.2		—
Electricity	Megawatt hours	July 2020 - December 2021	1.5		—
Foreign exchange contracts:
Canadian dollars	CAD	July 2020 - December 2021	C$	48.7	C$	—

Estimated gains (losses) before tax expected to be reclassified into Cost of goods sold within the next 12 months for our existing derivatives that qualify as cash flow hedges are presented below:

(In Millions)
Hedge:	Estimated Gains (Losses)
Natural gas	$(4.6)
Zinc	0.6
Electricity	(1.0)

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
The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

		(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,

		2020	2019	2020	2019
Customer supply agreements	Revenues	$31.2	$57.5	$5.6	$74.6
Provisional pricing arrangements	Revenues	8.8	17.3	7.6	5.7
Foreign exchange contracts	Other non-operating income	0.1	—	—	—
Commodity contracts	Cost of goods sold	1.2	—	(4.7)	—
Total		$41.3	$74.8	$8.5	$80.3

Refer to NOTE 8 - FAIR VALUE MEASUREMENTS for additional information.
NOTE 13 - SHAREHOLDERS' EQUITY
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
Dividends
The below table summarizes our recent dividend activity:

Declaration Date	Record Date	Payment Date	Dividend Declared per Common Share[1]
2/18/2020	4/3/2020	4/15/2020	$0.06
12/2/2019	1/3/2020	1/15/2020	0.06
9/3/2019	10/4/2019	10/15/2019	0.10
5/31/2019	7/5/2019	7/15/2019	0.06
2/19/2019	4/5/2019	4/15/2019	0.05
10/18/2018	1/4/2019	1/15/2019	0.05

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

Share Repurchase Program
In November 2018, our Board authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million, excluding commissions and fees. In April 2019, our Board increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. During the six months ended June 30, 2019 we repurchased 24.4 million common shares at a cost of $252.9 million in the aggregate, including commissions and fees. The share repurchase program was effective until December 31, 2019.
NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2019	$(315.7)	$—	$(3.1)	$(318.8)
Other comprehensive loss before reclassifications	—	(0.9)	(5.2)	(6.1)
Net loss reclassified from accumulated other comprehensive loss	5.6	—	2.2	7.8
March 31, 2020	$(310.1)	$(0.9)	$(6.1)	$(317.1)
Other comprehensive income before reclassifications	0.4	0.7	1.4	2.5
Net loss reclassified from accumulated other comprehensive loss	5.6	—	3.1	8.7
June 30, 2020	$(304.1)	$(0.2)	$(1.6)	$(305.9)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2018	$(281.1)	$(2.8)	$(283.9)
Other comprehensive income before reclassifications	0.2	2.5	2.7
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
March 31, 2019	$(275.4)	$(0.1)	$(275.5)
Other comprehensive income (loss) before reclassifications	0.3	(2.3)	(2.0)
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
June 30, 2019	$(269.6)	$(2.2)	$(271.8)

The following table reflects the details about Accumulated other comprehensive loss components related to shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of pension and OPEB liability:
Prior service credits	$(0.2)	$(0.2)	$(0.5)	$(0.4)	Other non-operating income
Net actuarial loss	7.3	7.1	14.7	14.3	Other non-operating income
	$7.1	$6.9	14.2	13.9	Total before taxes
	(1.5)	(1.4)	(3.0)	(2.9)	Income tax benefit (expense)
	$5.6	$5.5	$11.2	$11.0	Net of taxes

Unrealized loss on derivative financial instruments:
Commodity contracts	$3.9	$0.2	$6.7	$0.5	Cost of goods sold
	(0.8)	—	(1.4)	(0.1)	Income tax benefit (expense)
	$3.1	$0.2	$5.3	$0.4	Net of taxes

Total reclassifications for the period, net of tax	$8.7	$5.7	$16.5	$11.4

NOTE 15 - RELATED PARTIES
We have certain co-owned joint ventures with companies from the steel and mining industries, including integrated steel companies, their subsidiaries and other downstream users of steel and iron ore products. In addition, we have certain long-term contracts, and from time to time, enter into other sales agreements with these parties, and as a result, generate Revenues from related parties.
Hibbing is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. The following is a summary of the mine ownership of the co-owned iron ore mine at June 30, 2020:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal USA	U.S. Steel
Hibbing	23.0%	62.3%	14.7%

The tables below summarize our material related party transactions:
Revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from related parties	$281.8	$452.4	$292.6	$499.3
Revenues[1]	$1,092.7	$743.2	$1,451.8	$900.2
Related party revenues as a percent of Revenues[1]	25.8%	60.9%	20.2%	55.5%
Purchases from related parties	$9.7	$—	$12.2	$—

1 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.
The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	June 30, 2020	December 31, 2019
Accounts receivable, net	$91.6	$31.1
Other current assets	35.3	44.5
Accounts payable	(2.4)	—
Other current liabilities	(2.0)	(2.0)

Other current assets
A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the hot-rolled coil steel price at the time the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a VIE because we have committed to purchase all the expected production from the facility through 2032 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $16.0 million and $19.5 million for the three and six months ended June 30, 2020, respectively, that was included in our consolidated income before income taxes.
The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The consolidated balance sheet as of June 30, 2020 includes the following amounts for SunCoke Middletown:

(In Millions)
June 30, 2020
Cash and cash equivalents	$1.0
Inventories	21.2
Property, plant and equipment, net	309.2
Accounts payable	(5.6)
Other assets (liabilities), net	(1.2)
Noncontrolling interests	(324.6)

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(107.8)	$161.4	$(157.0)	$139.3
Income from continuing operations attributable to noncontrolling interest	(15.8)	—	(19.3)	—
Net income (loss) from continuing operations attributable to Cliffs shareholders	(123.6)	161.4	(176.3)	139.3
Income (loss) from discontinued operations, net of tax	(0.3)	(0.6)	0.3	(0.6)
Net income (loss) attributable to Cliffs shareholders	$(123.9)	$160.8	$(176.0)	$138.7

Weighted average number of shares:
Basic	399.1	275.8	348.3	282.6
Convertible senior notes	—	6.7	—	6.9
Employee stock plans	—	3.0	—	4.1
Diluted	399.1	285.5	348.3	293.6

Earnings (loss) per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.31)	$0.59	$(0.51)	$0.49
Discontinued operations	—	—	—	—
	$(0.31)	$0.59	$(0.51)	$0.49

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.31)	$0.57	$(0.51)	$0.47
Discontinued operations	—	—	—	—
	$(0.31)	$0.57	$(0.51)	$0.47

The following table summarizes the shares that have been excluded from the diluted earnings per share calculation as they were anti-dilutive:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares related to employee stock plans	1.8	—	1.8	—

There was no dilution during the three and six months ended June 30, 2020 related to the common share equivalents for the convertible senior notes as our common shares average price did not rise above the conversion price.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
HBI production plant
In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio; however, due to the COVID-19 pandemic, we temporarily halted construction in March 2020. In June 2020, we resumed construction and expect to complete the project in the fourth quarter of 2020. In total, to complete the project, we expect to spend approximately $1 billion on the HBI production plant, excluding capitalized interest, of which $894.3 million was paid as of June 30, 2020. As of June 30, 2020, we have contracts and purchase orders in place for $92.2 million.
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
The following is a summary of our environmental obligations:

	(In Millions)
	June 30, 2020	December 31, 2019
Environmental obligations	$41.4	$2.0
Less current portion	6.5	0.3
Long-term environmental obligations	$34.9	$1.7

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
On May 12, 2014, the Michigan Department of Environment, Great Lakes, and Energy (“EGLE”) (previously the Michigan Department of Environmental Quality) issued to Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit Court, Case No. 14-008887-AA. The appellants and EGLE required the intervention of Severstal Dearborn, LLC (later merged into AK Steel Corporation) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On July 2, 2019, the Circuit Court dismissed the PTI appeal and ruled that EGLE appropriately issued the permit modification. The appellants have appealed that decision. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs we may incur, if any, or when we may incur them.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, as well as other publicly available information.
Overview
Founded in 1847, Cleveland-Cliffs is among the largest vertically integrated producers of differentiated iron ore and steel in North America. With an emphasis on non-commoditized products, we are uniquely positioned to supply both customized iron ore pellets and steel solutions to a quality-focused customer base. AK Steel, a wholly-owned subsidiary of Cleveland-Cliffs, is a leading producer of flat-rolled carbon, stainless and electrical steel products. The AK Tube and Precision Partners businesses provide customer solutions with carbon and stainless steel tubing products, die design and tooling, and hot- and cold-stamped components. In 2020, we expect to be the sole producer of HBI in the Great Lakes region. Headquartered in Cleveland, Ohio, we employ approximately 11,000 people across mining and steel manufacturing operations in the United States and Canada.
During the second quarter of 2020, the COVID-19 pandemic negatively disrupted, to varying degrees, effectively all of the end markets that we serve. As a result, we saw decreased demand for our steel and raw material products from the industrial markets that were impacted, most notably the automotive industry. Conditions have since improved and automotive customers have resumed production in previously idled facilities, but we have not yet seen conditions fully normalize due to supply chain issues and other concerns related to the COVID-19 pandemic, and it remains unclear how long the economic impact of the COVID-19 pandemic will be felt. In response to the COVID-19 pandemic and the corresponding reduction in demand, we made several operational adjustments to keep both our employees and Company healthy for the long term. See "–COVID-19" below.

The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first six months of 2020, North American light vehicle production was approximately 5.1 million units, a 40% reduction from the prior year’s comparable period. The reduction is a result of automotive plants shutting down throughout the United States in response to the COVID-19 pandemic, with second quarter of 2020 production falling by 69% from the prior year period.
In our Steel and Manufacturing segment, we also sell our steel products to the infrastructure, manufacturing, electrical power, distributors and converters markets, which have all been challenged by the COVID-19 pandemic, though to a lesser extent than the automotive market. Similar to the automotive sector, our sales to these markets generally declined during the second quarter of 2020 and we expect them to increase during the second half of the year.
For our Mining and Pelletizing segment, the key driver of our business is demand for raw materials from U.S. steelmakers. During the first six months of 2020, the U.S. produced approximately 36 million metric tons of crude steel, which is 18% lower than the same period in 2019, representing about 4% of total global crude steel production. U.S. total steel capacity utilization was approximately 67% in the first six months of 2020, which is an approximate 17% decrease from the same period in 2019. Due to the timing of the COVID-19 pandemic and the U.S. response, we expect production and utilization rates to remain below prior-year levels until economic conditions improve.
The price for domestic hot-rolled coil steel, an important attribute in the pricing for our iron ore pellets and certain of our steel products, averaged $539 per net ton for the first six months of 2020, 18% lower than the same period last year. The price of hot-rolled coil steel has been negatively impacted by lower demand related to the COVID-19 pandemic; however, we are encouraged that there were numerous domestic steel capacity curtailments in response, which should help improve steel supply-demand dynamics in the United States.
The two other important indices that impact pricing in our Mining and Pelletizing segment are the Platts 62% Price and the Atlantic Basin pellet premium. The Platts 62% Price averaged $91 per metric ton in the first six months of 2020 and 2019. The Platts 62% Price increased significantly during the second quarter of 2020, as Chinese demand for iron ore remained strong and other iron ore producing countries struggled to meet production targets due to the COVID-19 pandemic. The Atlantic Basin pellet premium averaged $30 per metric ton for the first six months of 2020, a 56% decrease compared to the same period in 2019, as weakness in the European steel market has driven reduced demand for higher quality raw materials.
For the three and six months ended June 30, 2020, our consolidated Revenues, including Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020, were $1,092.7 million and $1,451.8 million, respectively. For the three and six months ended June 30, 2019, our consolidated Revenues were $743.2 million and $900.2 million, respectively. For the three and six months ended June 30, 2020 we had net loss from continuing operations attributable to Cliffs shareholders of $0.31 and $0.51 per diluted share, respectively, and negative consolidated Adjusted EBITDA of $82.0 million and $59.3 million, respectively. For the three and six months ended June 30, 2019, we had net income from continuing operations attributable to Cliffs shareholders of $0.57 and $0.47 per diluted share, respectively, and consolidated Adjusted EBITDA of $248.4 million and $269.6 million, respectively. See "– Results of Operations – Segment Information" below for a reconciliation of our consolidated Net Income (loss) to Adjusted EBTIDA.
Strategy
Our key strategic initiatives include:
Maximizing our Commercial Strengths
With the acquisition of AK Steel, we now offer a full suite of products encompassing all steps of the iron ore and steel manufacturing process. From mining to pelletizing to the development and production of finished high-value steel products, we are uniquely positioned to supply both customized iron ore pellets and flat-rolled carbon, stainless and electrical steel products in the United States. We have an industry-leading market share in the automotive industry, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
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
Our Toledo HBI production plant, when operational, will allow us to offer another unique, high-quality product to discerning raw material buyers. EAF steelmakers primarily use scrap for their iron feedstock, and our HBI will offer a sophisticated alternative with less impurities, allowing the steelmakers to increase the quality of their respective end steel products and reduce reliance on imported metallics.
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
We are also seeking to expand our customer base with the rapidly growing and attractive electric vehicle market. We believe, at this time, the North American automotive industry is approaching a monumental inflection point, with the adoption of electrical engines in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With AK Steel’s unique technical capabilities, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
Additionally, although we have a different customer base compared to other blast furnace steelmakers, we cannot ignore the ongoing shift of steelmaking share in the U.S. away from the blast furnace producers to the EAF steelmakers. Over the past 25 years, the market share of EAFs has nearly doubled. However, as EAFs have moved to higher-value steel products, they require more high-quality iron ore-based metallics instead of lower-grade scrap as raw material feedstock. As a result of this trend, one of our top strategic priorities will be to become a critical supplier of the EAF market by providing these specialized metallics.
Once operational, we expect our HBI production plant to partially replace the over three million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as the nearly 20 million metric tons of scrap used in the Great Lakes area every year. The Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors. Not only will this production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes region and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the area and grow our customer base.
The acquisition of AK Steel provides another potential outlet for HBI as it can also be used in integrated steel operations to increase productivity and reduce carbon footprint, allowing for more cost efficient and environmentally friendly steelmaking.
Protecting our Mining and Pelletizing Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets under long-term contracts to major North American blast furnace steel producers. We have the unique advantage of being a low-cost, high-quality, iron ore pellet producer with significant transportation and logistics advantages to serve the Great Lakes steel market. The pricing structure and long-term nature of our existing contracts, along with our cost-effective operating profile, position our Mining and Pelletizing segment as a strong cash flow generator in most commodity pricing environments.
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
The acquisition of AK Steel is central to protecting our Mining and Pelletizing business, as sales to AK Steel accounted for 29% of our iron ore product revenue for the year ended December 31, 2019. The acquisition of AK Steel is expected to ensure pellet volume commitments for approximately six million long tons of pellets annually in a normalized environment, to complement our existing long-term minimum volume pellet offtake agreements with other key integrated steel producers and pellets to be eventually consumed at our Toledo HBI production plant.
Second Quarter 2020 Recent Developments
Financing Transactions
On April 17, 2020, we issued $400.0 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. We used the net proceeds from this offering for general corporate purposes, including to strengthen our balance sheet and increase our liquidity.
On April 24, 2020, we issued an additional $555.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. These additional notes are of the same class and series as, and otherwise identical to, the 9.875% 2025 Senior Secured Notes issued on April 17, 2020, other than with respect to the date of issuance and issue price. We used the net proceeds from the offering of these additional notes to repurchase $736.4 million aggregate principal amount of our outstanding senior notes of various series, which resulted in a net principal debt reduction of $181.2 million.
On June 19, 2020, we issued an additional $120.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes in an offering that was exempt from the registration requirements of the Securities Act. These additional notes are of the same class and series as, and otherwise identical to, the 6.75% 2026 Senior Secured Notes issued on March 13, 2020, other than with respect to the date of issuance and issue price. We intend to use the net proceeds from this offering to finance the construction of our HBI production plant. Pending such use, the net proceeds were used to temporarily reduce the outstanding borrowings under our ABL Facility.
COVID-19
In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified throughout the first quarter and second quarter of 2020 and many countries, including the United States, took steps to restrict travel, temporarily close businesses and issue quarantine orders, and it remains unclear how long the economic impact of the COVID-19 pandemic will be felt.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, AMT credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We have evaluated the impact the CARES Act will have on our business and are receiving liquidity relief due to our ability to accelerate the receipt of approximately $60 million of AMT credit refunds, originally receivable in 2021 and 2022 but instead were collected in July 2020, and defer pension contributions and employer social security payments of approximately $90 million.
The COVID-19 pandemic continued to disrupt our operations during the second quarter of 2020. Although we implemented stringent social distancing procedures in our operating facilities, including checking employees’ temperatures and symptoms before entering the workplace each day and deep cleaning our operational facilities throughout each day, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to perform their ordinary work functions.
Although steel and iron ore production have been considered “essential” by the states in which we operate, certain of our facilities and construction activities were temporarily idled during the second quarter.  Nearly all of these temporarily idled facilities were restarted as of June 30, 2020, with the exception of the Dearborn hot-end operations and Mansfield operations, which restarted in July 2020, and the Northshore mine, which we plan to restart in early August 2020. We cannot predict whether our operations will experience additional disruptions in the future. We may also continue to experience supply chain disruptions or operational issues with our vendors, as our suppliers and contractors face similar challenges related to the COVID-19 pandemic. Because the impact of the COVID-19 pandemic continues to evolve, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
To mitigate the impact of the COVID-19 pandemic, we have taken a number of steps during the first six months of 2020 to solidify our liquidity position, including issuing $520 million aggregate principal amount of secured debt, adding a $150 million FILO tranche to our ABL facility, idling several facilities both temporarily and permanently, temporarily reducing our Chief Executive Officer’s compensation by 40%, temporarily reducing salaries by up to 20%, temporarily reducing other salaried employee benefits, and temporarily suspending capital expenditures. We have increased the synergy target associated with our acquisition of AK Steel by $30 million to $150 million. Lastly, our Board of Directors has suspended future dividends, which is a typical cash obligation of approximately $100 million on an annualized basis.
In light of the sudden onset and unknown impact and duration of the COVID-19 pandemic, our previously released guidance for the fiscal year ending December 31, 2020, should not be relied upon.

Results of Operations - Consolidated
The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019:
Revenues
The following table presents our sales volumes and Revenues by reportable segment:

	(In Millions, Except Sales Tons)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales volume (in thousands):
Steel and Manufacturing (net tons)	619	—	818	—

Mining and Pelletizing sales (long tons)	4,759	6,227	6,893	7,777
Less: Intercompany sales (long tons)	(1,041)	(38)	(1,824)	(38)
Mining and Pelletizing consolidated sales (long tons)	3,718	6,189	5,069	7,739

Revenues:
Steel and Manufacturing net sales to external customers	$715.1	$—	$932.6	$—

Mining and Pelletizing net sales[1]	489.0	747.2	718.4	904.2
Less: Intercompany sales	(111.4)	(4.0)	(199.2)	(4.0)
Mining and Pelletizing net sales to external customers	377.6	743.2	519.2	900.2
				—
Total revenues	$1,092.7	$743.2	$1,451.8	$900.2
1 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.
Revenues increased by $349.5 million, or 47.0%, for the three months ended June 30, 2020, compared to the prior-year period. Revenues, including Realization of deferred revenue, increased by $551.6 million, or 61.3%, for the six months ended June 30, 2020, compared to the prior-year period. The increases were due to the addition of revenues from our new Steel and Manufacturing segment as a result of the AK Steel acquisition, which was completed on March 13, 2020, and were partially offset by a decrease in the sales volumes and realized revenue rates within the Mining and Pelletizing segment.
Refer to “– Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.

Operating Costs
The following is a summary of Total operating costs:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance Favorable/ (Unfavorable)	2020	2019	Variance Favorable/ (Unfavorable)
Cost of goods sold	$(1,207.5)	$(480.2)	$(727.3)	$(1,563.5)	$(606.3)	$(957.2)
Selling, general and administrative expenses	(62.1)	(29.4)	(32.7)	(89.6)	(56.7)	(32.9)
Acquisition-related costs	(18.4)	—	(18.4)	(60.9)	—	(60.9)
Miscellaneous – net:
Empire idle costs	(3.7)	(5.3)	1.6	(7.0)	(9.3)	2.3
HBI production plant startup costs	(7.1)	(1.1)	(6.0)	(15.0)	(1.9)	(13.1)
Other	(2.3)	(0.4)	(1.9)	(3.0)	—	(3.0)
Total Miscellaneous – net	(13.1)	(6.8)	(6.3)	(25.0)	(11.2)	(13.8)
Total operating costs	$(1,301.1)	$(516.4)	$(784.7)	$(1,739.0)	$(674.2)	$(1,064.8)
Cost of goods sold
The increases for the three and six months ended June 30, 2020, were primarily due to the addition of activity from the Steel and Manufacturing segment, including Cost of goods sold of $859.9 million and $1,106.5 million, respectively, which were unfavorably impacted by idle related costs of approximately $119 million, resulting from the COVID-19 pandemic. Cost of goods sold was partially offset by lower sales volume at the Mining and Pelletizing segment for a decrease of $55.4 million and $14.2 million for the three and six months ended June 30, 2020, respectively, which were unfavorably impacted by idle related costs of approximately $50 million, in each case, resulting from the COVID-19 pandemic.
Refer to “– Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
Selling, general and administrative expenses
We had additional Selling, general and administrative expenses for the three and six months ended June 30, 2020 for costs incurred related to AK Steel, which were partially offset by lower incentive compensation costs.
Acquisition-related costs
The Acquisition-related costs for the three and six months ended June 30, 2020, include severance of $16.6 million and $35.9 million, respectively. Refer to NOTE 3 - ACQUISITION OF AK STEEL for further information on the acquisition.

Other Income (Expense)
The following is a summary of Total other income (expense):

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance Favorable/ (Unfavorable)	2020	2019	Variance Favorable/ (Unfavorable)
Interest expense, net	$(68.7)	$(26.1)	$(42.6)	$(99.7)	$(51.2)	$(48.5)
Other non-operating income (expense):
Gain (loss) on extinguishment of debt	129.4	(17.9)	147.3	132.6	(18.2)	150.8
Net periodic benefit credits (costs) other than service costs component	15.1	(0.1)	15.2	20.6	(0.2)	20.8
Other	0.1	0.7	(0.6)	0.6	1.2	(0.6)
Total other income (expense)	$75.9	$(43.4)	$119.3	$54.1	$(68.4)	$122.5
The increases in Interest expense, net were primarily due to the incremental debt associated with the acquisition of AK Steel. These increases were offset partially by an increase in capitalized interest primarily related to construction of the HBI production plant.
The gain on extinguishment of debt for the three months ended June 30, 2020, resulted from the repurchase of $747.6 million aggregate principal amount of our outstanding senior notes of various series using the net proceeds from the additional $555.2 million 9.875% 2025 Senior Secured Notes issuance and other sources of cash. The six months ended June 30, 2020 were also impacted by the purchase of $56.5 million aggregate principal amount of 7.50% 2023 AK Senior Notes and $8.5 million aggregate principal amount of 7.625% 2021 AK Senior Notes pursuant to tender offers. Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for further details.
The increases in net periodic benefit credits other than service cost component were primarily due to expected return on assets due to the acquisition of AK Steel pension assets and increased asset values for the plans held in 2019. Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further detail on the components of net periodic benefit credits other than service cost component.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions, Except Percentages)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
Income tax benefit (expense)	$24.7	$(22.0)	$46.7	$76.1	$(18.3)	$94.4
Effective tax rate	18.6%	12.0%	6.6%	32.6%	11.6%	21.0%
The difference in the effective rate and income tax expense from the comparable prior-year periods primarily relates to the mix of income and certain non-deductible transaction related items, as well as discrete items recorded in each period.
Our 2020 estimated annual effective tax rate before discrete items is 31.1%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations, as well as non-deductible transaction costs, executive officers' compensation, global intangible low-taxed income and income of noncontrolling interests for which no tax is recognized. The 2019 estimated annual effective tax rate before discrete items at June 30, 2019 was 12.1%.

The increase in the estimated effective tax rate before discrete items is driven by the change in the mix of income, as well as transaction costs and other acquisition-related charges that were incurred in 2020 but not in 2019.
For the three and six months ended June 30, 2020, we recorded discrete items that resulted in an income tax expense of $0.3 million and benefit of $3.7 million, respectively. The discrete adjustments are primarily related to interest on uncertain tax positions and the refund of amounts sequestered by the Internal Revenue Service on previously filed AMT credit refunds. For the three and six months ended June 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.4 million and $0.8 million, respectively.
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
The following table provides a reconciliation of our consolidated Net income (loss) to Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(108.1)	$160.8	$(156.7)	$138.7
Less:
Interest expense, net	(68.6)	(26.3)	(99.7)	(51.4)
Income tax benefit (expense)	24.7	(22.0)	76.1	(18.3)
Depreciation, depletion and amortization	(77.1)	(21.0)	(111.5)	(40.9)
EBITDA	$12.9	$230.1	$(21.6)	$249.3
Less:
EBITDA of noncontrolling interests[1]	$20.5	$—	$25.1	$—
Gain (loss) on extinguishment of debt	129.4	(17.9)	132.6	(18.2)
Severance costs	(16.6)	—	(35.9)	(1.7)
Acquisition-related costs excluding severance costs	(1.8)	—	(25.0)	—
Amortization of inventory step-up	(36.2)	—	(59.4)	—
Impact of discontinued operations	(0.4)	(0.4)	0.3	(0.4)
Adjusted EBITDA	$(82.0)	$248.4	$(59.3)	$269.6
1 EBITDA of noncontrolling interests includes $15.8 million and $19.3 million for income and $4.7 million and $5.8 million for depreciation, depletion and amortization for the three and six months ended June 30, 2020, respectively.

The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Adjusted EBITDA:
Steel and Manufacturing	$(104.0)	$(1.1)	$(102.9)	$(115.1)	$(1.9)	$(113.2)
Mining and Pelletizing	82.4	280.5	(198.1)	164.2	328.0	(163.8)
Corporate and eliminations	(60.4)	(31.0)	(29.4)	(108.4)	(56.5)	(51.9)
Total Adjusted EBITDA	$(82.0)	$248.4	$(330.4)	$(59.3)	$269.6	$(328.9)
Adjusted EBITDA from the Steel and Manufacturing segment for the three and six months ended June 30, 2020, was unfavorably impacted by decreased customer demand resulting from the COVID-19 pandemic. As a result, we incurred idle related costs resulting from production curtailments of approximately $119 million. Additionally, Cost of goods sold as a percentage of Revenues was unfavorably impacted by product sales mix primarily due to the COVID-19 pandemic, which resulted in lower sales volumes to automotive customers.
Adjusted EBITDA from the Mining and Pelletizing segment for the three months ended June 30, 2020 decreased $198.1 million, as compared to the three months ended June 30, 2019, primarily due to lower Revenues of $258.2 million, which was partially offset by lower Cost of goods sold of $55.4 million. The lower Revenues were driven primarily by a decrease in sales volume of 1.5 million long tons due to reduced customer demand associated with the COVID-19 pandemic and a decrease in the average year-to-date realized product revenue rate, predominantly due to lower pellet premiums. The lower Cost of goods sold was primarily driven by the decrease in sales volume, which was partially offset by idle costs of $40 million, excluding idle depreciation, depletion and amortization expense, as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic, that were incurred during the three months ended June 30, 2020.
Adjusted EBITDA from the Mining and Pelletizing segment for the six months ended June 30, 2020 decreased $163.8 million, as compared to the six months ended June 30, 2019, primarily due to lower Revenues of $185.8 million, which was partially offset by lower Cost of goods sold of $14.2 million. The lower Revenues were driven primarily by a decrease in sales volume of 0.9 million long tons and a decrease in the average year-to-date realized product revenue rate, predominantly due to lower pellet premiums. The lower Cost of goods sold was primarily driven by the decrease in sales volume, which was partially offset by idle costs of $40 million, excluding idle depreciation, depletion and amortization expense, as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic, that were incurred during the six months ended June 30, 2020.
Adjusted EBITDA from Corporate and eliminations for the three months ended June 30, 2020 and 2019 includes intercompany profit eliminations for iron ore sales from the Mining and Pelletizing segment to the Steel and Manufacturing segment of $31.8 million and $1.6 million, respectively. Additionally, Adjusted EBITDA from Corporate and eliminations for the three months ended June 30, 2020 and 2019 includes corporate Selling, general and administrative expenses, net of adjustments, of $17.8 million and $22.4 million, respectively, and corporate allocated Selling, general and administrative expenses of $9.8 million and $5.8 million, respectively.
Adjusted EBITDA from Corporate and eliminations for the six months ended June 30, 2020 and 2019 includes intercompany profit eliminations for iron ore sales from the Mining and Pelletizing Segment to the Steel and Manufacturing segment of $61.7 million and $1.6 million, respectively. Additionally, Adjusted EBITDA from Corporate and eliminations for the six months ended June 30, 2020 and 2019 includes corporate Selling, general and administrative expenses, net of adjustments, of $26.7 million and $42.2 million, respectively, and corporate allocated Selling, general and administrative expenses of $18.0 million and $10.6 million, respectively.

Steel and Manufacturing
The following is a summary of Steel and Manufacturing segment results included in our consolidated financial results for the three and six months ended June 30, 2020. These results include the AK Steel operations within our Steel and Manufacturing segment subsequent to March 13, 2020.
Flat-Rolled Steel Shipments by Product Category
The following is a summary of the Steel and Manufacturing segment operating results:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Volumes - In Thousands of Net Tons
Flat-rolled steel shipments	619	818
Operating Results - In Millions
Revenues	$715.1	$932.6
Cost of goods sold	$(859.9)	$(1,106.5)
Adjusted EBITDA[1]	$(104.0)	$(115.1)
Selling Price - Per Net Ton
Average net selling price per net ton of flat-rolled steel	$1,056	$1,042
Revenues Attributable to International Customers
Revenues to customers outside the United States (In Millions)	$52.0	$70.9
Revenues to customers outside the United States as a percent of total revenues	7.3%	7.6%
1 We had negative Adjusted EBITDA for the three and six months ended June 30, 2019, of $1.1 million and $1.9 million, respectively, for costs incurred at our HBI production plant.
The following table presents the percentage of revenues to each of our Steel and Manufacturing markets:

	Three Months Ended	Six Months Ended
Market	June 30, 2020	June 30, 2020
Automotive	51%	52%
Infrastructure and Manufacturing	28%	26%
Distributors and Converters	21%	22%

Operating Results
Adjusted EBITDA for the three and six months ended June 30, 2020 was unfavorably impacted by decreased customer demand resulting from the COVID-19 pandemic. Cost of goods sold for the three and six months ended June 30, 2020 was unfavorably impacted by idle related costs of approximately $119 million, driven by the temporary idling of facilities in response to lower customer demand due to the COVID-19 pandemic. Additionally, Cost of goods sold as a percentage of Revenues was unfavorably impacted by product sales mix primarily due to the COVID-19 pandemic, which resulted in lower sales volumes to our automotive customers.
Production
Although steel production has been considered “essential” by the states in which we operate, certain of our facilities, including Dearborn Works, Mansfield Works, all Precision Partners stamping facilities and approximately 65% of AK Tube production were temporarily idled during the three months ended June 30, 2020 in response to the COVID-19 pandemic. Dearborn Works hot strip mill, anneal and temper operations and AK Coal were permanently idled as part of the permanent cost reduction efforts.
Mining and Pelletizing
The following is a summary of Mining and Pelletizing segment results for the three months ended June 30, 2020 and 2019:

	(In Millions)
	Three Months Ended June 30,
	2020	2019	Change	Percent change
Volumes - In Thousands of Long Tons[1,2]
Sales tons	4,759	6,227	(1,468)	(23.6)%
Production tons	2,038	5,177	(3,139)	(60.6)%
Operating Results - In Millions[2]
Revenues	$489.0	$747.2	$(258.2)	(34.6)%
Cost of goods sold	$(427.2)	$(482.6)	$55.4	(11.5)%
Adjusted EBITDA	$82.4	$280.5	$(198.1)	(70.6)%
1 Includes Cliffs' 23% share of the Hibbing mine production.
2 Includes intercompany sales to our Steel and Manufacturing segment of 1,041 thousand long tons, for the three months ended June 30, 2020 and 38 thousand long tons for the three months ended June 30, 2019.
The following table presents certain operating results on a per ton basis:

	Three Months Ended June 30,
Per Ton Information	2020	2019	Change	Percent change
Realized product revenue rate[1]	$94.73	$112.64	$(17.91)	(15.9)%

Cash cost of goods sold rate[1,2]	$77.71	$67.00	$10.71	16.0%
Depreciation, depletion & amortization	4.03	3.15	0.88	27.9%
Total cost of goods sold	$81.74	$70.15	$11.59	16.5%
1 Excludes revenues and expenses related to freight, which are offsetting.
2 Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "–Non-GAAP Reconciliation" for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.
Adjusted EBITDA decreased by $198.1 million during the three months ended June 30, 2020, compared to the prior-year period, primarily due to the decrease in revenues of $258.2 million, offset partially by the decrease in cost of goods sold of $55.4 million, as discussed below.
Revenues decreased by $250.6 million during the three months ended June 30, 2020, compared to the prior-

year period, excluding a decrease in domestic freight of $7.6 million, driven by:

•
Lower sales volume of 1.5 million long tons, primarily due to reduced demand as customers idled their blast furnaces in response to the COVID-19 pandemic, which resulted in decreased revenue of $165 million.

•
A decrease in the average year-to-date realized product revenue rate of $17.91 per long ton, or 15.9%, during the three months ended June 30, 2020, compared to the prior-year period, which resulted in a decrease of $86 million, predominantly due to lower pellet premiums, which negatively affected the realized revenue rate by $16 per long ton or $76 million.

Cost of goods sold decreased $47.8 million during the three months ended June 30, 2020, excluding the domestic freight decrease of $7.6 million, compared to the same period in 2019. This is predominantly due to a decrease in sales volume, as discussed above, of 1.5 million long tons, which resulted in decreased costs of $103 million period-over-period. This was offset partially by idle costs of $50 million as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic, that were incurred during the three months ended June 30, 2020.
Production
Production for the three months ended June 30, 2020, decreased 60.6% compared to the same period in 2019, predominantly due to the idling of the Tilden, Northshore and Hibbing mines in response to the COVID-19 pandemic and resulting decreased customer demand.
Mining and Pelletizing
The following is a summary of Mining and Pelletizing segment results for the six months ended June 30, 2020 and 2019:

	(In Millions)
	Six Months Ended June 30,
	2020	2019	Change	Percent change
Volumes - In Thousands of Long Tons[1,2]
Sales tons	6,893	7,777	(884)	(11.4)%
Production tons	6,870	9,578	(2,708)	(28.3)%
Operating Results - In Millions[2]
Revenues	$718.4	$904.2	$(185.8)	(20.5)%
Cost of goods sold	$(594.5)	$(608.7)	$14.2	(2.3)%
Adjusted EBITDA	$164.2	$328.0	$(163.8)	(49.9)%
1 Includes Cliffs' 23% share of the Hibbing mine production.
2 Includes intercompany sales to our Steel and Manufacturing segment of 1,824 thousand long tons, for the six months ended June 30, 2020 and 38 thousand long tons for the six months ended June 30, 2019.

The following table presents certain operating results on a per ton basis:

	Six Months Ended June 30,
Per Ton Information	2020	2019	Change	Percent change
Realized product revenue rate[1,3]	$96.21	$108.89	$(12.68)	(11.6)%

Cash cost of goods sold rate[1,2]	$72.74	$65.99	$6.75	10.2%
Depreciation, depletion & amortization	5.50	4.90	0.60	12.2%
Total cost of goods sold	$78.24	$70.89	$7.35	10.4%
1 Excludes revenues and expenses related to freight, which are offsetting.
2 Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "–Non-GAAP Reconciliation" for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.
3 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.
Adjusted EBITDA decreased by $163.8 million during the six months ended June 30, 2020, compared to the prior-year period, primarily due to the decrease in revenues of $185.8 million, offset partially by the decrease in cost of goods sold of $14.2 million, as discussed below.
Revenues decreased by $183.6 million during the six months ended June 30, 2020, compared to the prior-year period, excluding a decrease in domestic freight of $2.2 million, driven by:

•
Lower sales volume of 0.9 million long tons, primarily due to reduced demand as customers idled their blast furnaces in response to the COVID-19 pandemic, which resulted in decreased revenue of $96 million.

•
A decrease in the average year-to-date realized product revenue rate of $12.68 per long ton, or 11.6%, during the six months ended June 30, 2020, compared to the prior-year period, which resulted in a decrease of $88 million, predominantly due to:

◦	Lower pellet premiums which negatively affected the realized revenue rate by $12 per long ton or $83 million; and

◦	A decrease in the hot-rolled coil steel price, which negatively affected the realized revenue rate by $5 per long ton, or $35 million, during the six months ended June 30, 2020.

◦	These decreases were offset partially by the realization of deferred revenue of $35 million, or $5 per long ton, as a result of the termination of the AK Steel iron ore pellet sales agreement.
Cost of goods sold decreased $12.0 million during the six months ended June 30, 2020, excluding the domestic freight decrease of $2.2 million, compared to the same period in 2019. This is predominantly due to a decrease in sales volume, as discussed above, of 0.9 million long tons, which resulted in decreased costs of $62 million period-over-period. This was offset partially by idle costs of $50 million as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic, that were incurred during the six months ended June 30, 2020.
Production
Production for the six months ended June 30, 2020, decreased 28.3% compared to the same period in 2019, predominantly due to the idling of the Tilden, Northshore and Hibbing mines in response to the COVID-19 pandemic and resulting decrease in customer demand.
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

Since the onset of the COVID-19 pandemic in the United States, our primary focus has been on maintaining adequate levels of liquidity to manage through a potentially prolonged economic downturn. In alignment with this, we have made several operational adjustments, including facility closures, idles, and extended maintenance outages. Along with the cost savings achieved through these operational adjustments, we have reduced planned capital expenditures for the year, reduced overhead costs and suspended our quarterly dividend payment. Additionally, on April 17, 2020 and April 24, 2020, we issued $400.0 million aggregate principal amount and an additional $555.2 million aggregate principal amount, respectively, of 9.875% 2025 Senior Secured Notes to further bolster our liquidity position and reduce debt. We also issued an additional $120.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes on June 19, 2020, the net proceeds of which we intend to use to finance construction of our HBI production plant. Pending such use, the net proceeds were used to temporarily reduce the outstanding borrowings under our ABL Facility. We believe these measures will allow us to remain comfortable with our liquidity levels for an extended market downturn related to the COVID-19 pandemic.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in iron ore and domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations.
The following discussion summarizes the significant items impacting our cash flows during the six months ended June 30, 2020 and 2019 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $299.2 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of $151.1 million for the comparable period in 2019. The incremental increase in cash used by operating activities during the first six months of 2020, compared to 2019, was due primarily to the slowing economy in connection with the COVID-19 pandemic resulting in reduced customer demand and the need to temporary idle many of our operations, which had an adverse effect on our operating results.
Our U.S. cash and cash equivalents balance at June 30, 2020 was $55.8 million, or 77% of our consolidated total cash and cash equivalents balance, excluding cash related to our VIE, of $72.7 million. Additionally, we had a cash balance at June 30, 2020 of $5.3 million classified as part of Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to discontinued operations.
Investing Activities
Net cash used by investing activities was $1,152.4 million and $292.4 million for the six months ended June 30, 2020 and 2019, respectively. During the first six months of 2020, we had net cash outflows of $869.3 million for the acquisition of AK Steel, net of cash acquired. This includes $590.0 million to pay off AK Steel Corporation's former revolving credit facility and $323.6 million to purchase outstanding 7.50% 2023 AK Senior Notes. Additionally, we had capital expenditures including capitalized interest of $282.9 million and $300.9 million for the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, we had cash outflows, including deposits and capitalized interest, of approximately $210 million on development of the HBI production plant. This compares to net cash outflows, including deposits and capitalized interest, during the first six months of 2019 of approximately $230 million on development of the HBI production plant and approximately $40 million on the upgrades at Northshore. Additionally, we spent approximately $70 million and $30 million on sustaining capital expenditures during the six months ended June 30, 2020 and 2019, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
In response to the COVID-19 pandemic, we temporarily limited our cash used for capital expenditures to critical sustaining capital, but have now resumed growth capital spending, including the restart of Toledo HBI production plant construction in June. The HBI production plant is expected to be completed during the fourth quarter of 2020. We anticipate total cash used for capital expenditures during the next 12 months to be approximately $450 million, including capitalized interest. Included within this estimate is approximately $220 million for sustaining capital, $190 million related to completion of the HBI production plant and $40 million for other growth capital.

Financing Activities
Net cash provided by financing activities was $1,171.1 million for the six months ended June 30, 2020, compared to net cash used by financing activities of $307.9 million for the comparable period in 2019. Cash provided by financing activities for the six months ended June 30, 2020, primarily related to the issuances of $845.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes, $955.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes and borrowings of $800.0 million under the ABL Facility. The net proceeds from the initial issuance of $725.0 million aggregate principal amount of the 6.75% 2026 Senior Secured Notes, along with cash on hand, were used to purchase $372.7 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367.2 million aggregate principal amount of 7.50% 2023 AK Senior Notes and to pay for the $44.4 million of debt issuance costs in the first quarter of 2020. The net proceeds from the additional issuance of $555.2 million aggregate principal amount of the 9.875% 2025 Senior Secured Notes were used to repurchase $736.4 million aggregate principal amount of our outstanding senior notes. Additionally, during the second quarter of 2020, we repaid $250.0 million under the ABL Facility.
Net cash used by financing activities during the first six months of 2019 primarily related to the repurchase of 24.4 million common shares for $252.9 million in the aggregate under the $300.0 million share repurchase program. Additionally, we issued $750.0 million aggregate principal amount of 5.875% 2027 Senior Notes, which provided net proceeds of approximately $714 million. The net proceeds from the notes offering, along with cash on hand, were used to redeem in full all of our then-outstanding 4.875% 2021 Senior Notes and to purchase $600.0 million aggregate principal amount of our outstanding 5.75% 2025 Senior Notes pursuant to a tender offer. In total, during the first six months of 2019, we purchased $724.0 million aggregate principal amount of senior notes for $729.3 million in cash.
Additional uses of cash from financing activities during the first six months of 2020 and 2019, included payments of cash dividends on our common shares of $40.8 million and $28.9 million, respectively.
We have temporarily suspended future dividend distributions as a result of the COVID-19 pandemic in order to preserve cash during this time of economic uncertainty. We anticipate future uses of cash for financing activities during the next 12 months to include opportunistic debt transactions as part of our liability management strategy, such as the transactions that occurred during the second quarter of 2020.
Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
June 30, 2020
Cash and cash equivalents	$73.7
Cash and cash equivalents from discontinued operations, included within Other current assets	5.3
Less: Cash and cash equivalents from variable interest entities	(1.0)
Total cash and cash equivalents	$78.0

Available borrowing base on ABL Facility[1]	$1,652.1
Borrowings	(550.0)
Letter of credit obligations	(198.5)
Borrowing capacity available	$903.6
1 As of June 30, 2020, the ABL Facility had a maximum borrowing base of $2.0 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
Our primary sources of funding are cash on hand, which totaled $78.0 million as of June 30, 2020, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $981.6 million in liquidity entering the third quarter of 2020, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of June 30, 2020. Refer to Exhibit 22.1, filed herewith, for the detailed list of entities included within the obligated group as of June 30, 2020 and December 31, 2019.
The guarantee of a Guarantor subsidiary with respect to Cliffs' 5.75% 2025 Senior Notes, 6.375% 2025 Senior Notes, 5.875% 2027 Senior Notes, 7.00% 2027 Senior Notes, 4.875% 2024 Senior Secured Notes, 6.75% 2026 Senior Secured Notes and 9.875% 2025 Senior Secured Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	June 30, 2020	December 31, 2019
Current assets	$2,464.5	$891.0
Non-current assets	5,104.5	2,381.8
Current liabilities	715.3	392.9
Non-current liabilities	6,344.6	2,791.7
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Six Months Ended
June 30, 2020
Revenues[1]	$1,414.2
Cost of goods sold	(1,546.0)
Loss from continuing operations	(168.0)
Net loss	(167.3)
Net loss attributable to Cliffs shareholders	(167.3)
1 Includes Realization of deferred revenue of $34.6 million for the six months ended June 30, 2020.
As of June 30, 2020 and December 31, 2019, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	June 30, 2020	December 31, 2019
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$6.6	$—
Accounts payable	(14.0)	—

Balances with other related parties:
Accounts receivable, net	$91.6	$31.1
Other current assets	35.3	44.5
Accounts payable	(2.4)	—
Other current liabilities	(2.0)	(2.0)
Additionally, for the six months ended June 30, 2020, the obligated group had Revenues of $292.6 million and Cost of goods sold of $243.0 million in each case with other related parties.
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
Our strategy to address volatile natural gas rates, diesel rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer pricing contracts and supplier purchasing agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs. The following table summarizes the impact of a 10% and 25% change in market price from the June 30, 2020 estimated price on our derivative instruments, thereby impacting our pre-tax income by the same amount.

	Positive or Negative Effect on Pre-tax Income (In Millions)
Commodity Derivative	10% Increase or Decrease	25% Increase or Decrease
Natural gas	$9.0	$22.3
Electricity	3.4	8.6
Zinc	1.3	3.4
Other	1.3	1.3
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

A supply agreement with one Mining and Pelletizing customer provides for supplemental revenue or refunds based on the hot-rolled coil steel price at the time the iron ore product is consumed in the customer’s blast furnaces. At June 30, 2020, we had derivative assets of $27.3 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the hot-rolled coil steel price realized from the June 30, 2020 estimates would cause the fair value of the derivative instrument to increase or decrease by $24.5 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Foreign Currency Exchange Rate Risk
Exchange rate fluctuations affect a portion of Precision Partner's operating costs, reported within the Steel and Manufacturing segment, that are denominated in Canadian dollars, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. At June 30, 2020, we had outstanding option and forward currency contracts with a total contract value of $35.9 million for the purchase of Canadian dollars. Based on the contracts outstanding at June 30, 2020, a 10% change in the U.S. dollar-to-Canadian dollar exchange rate would result in a pre-tax impact of $1.8 million on the fair value of these contracts, which would offset the effect of a change in the exchange rate on the underlying operating costs. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. While we concluded that an event triggering the need for an impairment assessment did not occur during the six months ended June 30, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions that would indicate that the carrying value of our asset groups may not be recoverable.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. Additionally, we have outstanding IRBs with fixed and variable rates. As of June 30, 2020, we had $550.0 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the current borrowing level would result in a change of $5.6 million to interest expense on an annual basis.
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

•
our ability to cost-effectively achieve planned production rates or levels, including at our HBI production plant currently under construction, and to resume full operations at certain facilities that are or were temporarily idled due to the COVID-19 pandemic;

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

•
our ability to realize the anticipated benefits of the Merger and to successfully integrate the businesses of AK Steel into our existing businesses, including uncertainties associated with maintaining relationships with customers, vendors and employees, as well as realizing additional future synergies;

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

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$427.2	$482.6	$594.5	$608.7
Less:
Freight	38.2	45.8	55.2	57.4
Depreciation, depletion & amortization	19.2	19.6	37.9	38.1
Cash cost of goods sold	$369.8	$417.2	$501.4	$513.2
Refer to " – Results of Operations – Segment Information" above for a reconciliation of the non–GAAP measure, Adjusted EBITDA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The Company acquired AK Steel during March 2020. We are currently integrating the processes and internal controls of AK Steel. Except for the AK Steel acquisition, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We have described the material pending legal proceedings to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Additional information for this item relating to certain environmental and other contingencies may be found in NOTE 18 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2020	2,369	$3.80	—	$—
May 1 - 31, 2020	263,594	$4.45	—	$—
June 1 - 30, 2020	20,662	$5.78	—	$—
Total	286,625	$4.54	—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Part II – Item 6. Exhibits of this Quarterly Report on Form 10-Q.

Item 5.	Other Information
None.

Item 6.	Exhibits
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1
Indenture, dated as of April 17, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 9.875% Senior Secured Notes due 2025) (including Form of Note) (filed herewith).

4.2
First Supplemental Indenture, dated as of April 24, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 9.875% Senior Secured Notes due 2025) (including Form of Note) (filed herewith).

4.3
Second Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 9.875% Senior Secured Notes due 2025) (filed herewith).

4.4
Sixth Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 5.75% Senior Notes due 2025) (filed herewith).

4.5
Third Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 4.875% Senior Secured Notes due 2024) (filed herewith).

4.6
Second Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 5.875% Senior Guaranteed Notes due 2027) (filed herewith).

4.7
First Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 7.00% Senior Guaranteed Notes due 2027) (filed herewith).

4.8
First Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee (relating to Cleveland-Cliffs Inc.’s 6.375% Senior Guaranteed Notes due 2025) (filed herewith).

4.9
First Supplemental Indenture, dated as of May 22, 2020, by and among Cleveland-Cliffs Inc., the additional guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 6.75% Senior Secured Notes due 2026) (filed herewith).

4.10
Second Supplemental Indenture, dated as of June 19, 2020, by and among Cleveland-Cliffs Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (relating to Cleveland-Cliffs Inc.’s 6.75% Senior Secured Notes due 2026) (including Form of Note) (filed herewith).

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

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 30, 2020 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of July 30, 2020 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 30, 2020 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 30, 2020 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	July 30, 2020