Form 10-Q
period 2020-09-30
CLEVELAND-CLIFFS INC.
filed 2020-10-23
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 399,241,687 as of October 22, 2020.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
ABL Facility	Asset-Based Revolving Credit Agreement, by and among Bank of America, N.A., as Agent, the Lenders that are parties thereto, as the Lenders, and Cleveland-Cliffs Inc., as Parent and a Borrower, dated as of March 13, 2020, as amended
Adjusted EBITDA	EBITDA excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, severance, acquisition-related costs, amortization of inventory step-up, impacts of discontinued operations and intersegment corporate allocations of selling, general and administrative costs
AK Coal	AK Coal Resources, Inc., an indirect, wholly owned subsidiary of AK Steel, and related coal mining assets
AK Steel	AK Steel Holding Corporation and its consolidated subsidiaries, including AK Steel Corporation, its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AK Tube	AK Tube LLC, an indirect, wholly owned subsidiary of AK Steel
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal S.A.	ArcelorMittal S.A., an entity formed under the laws of Luxembourg and the ultimate parent entity of ArcelorMittal USA
ArcelorMittal USA	ArcelorMittal USA LLC (including many of its United States affiliates, subsidiaries and representatives. References to ArcelorMittal USA comprise all such relationships unless a specific ArcelorMittal USA entity is referenced)
ASC	Accounting Standards Codification
Atlantic Basin Pellet Premium	Platts Atlantic Basin Blast Furnace 65% Fe pellet premium
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Compensation Committee	Compensation and Organization Committee of the Board
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DR-grade	Direct Reduction-grade
EAF	Electric Arc Furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Empire Iron Mining Partnership
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fe	Iron
FILO	First-in, last-out
Former ABL Facility	Amended and Restated Syndicated Facility Agreement by and among Bank of America, N.A., as Administrative Agent, the Lenders that are parties thereto, as the Lenders, Cleveland-Cliffs Inc., as Parent and a Borrower, and the Subsidiaries of Parent party thereto, as Borrowers, dated as of March 30, 2015, as amended and restated as of February 28, 2018, and as further amended
GAAP	Accounting principles generally accepted in the United States
HBI	Hot Briquetted Iron
Hibbing	Hibbing Taconite Company, an unincorporated joint venture
Hot-rolled coil steel price	Estimated average annual daily market price for hot-rolled coil steel
IRBs	Industrial Revenue Bonds
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
Long ton	2,240 pounds
Merger	The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cliffs, subject to the terms and conditions set forth in the Merger Agreement, effective as of March 13, 2020
Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cliffs, AK Steel and Merger Sub
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the Merger
Metric ton	2,205 pounds
MMBtu	Million British Thermal Units
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
Northshore	Northshore Mining Company
OPEB	Other postretirement benefits
Platts 62% Price	Platts IODEX 62% Fe Fines cost and freight North China
PPI	Producer Price Indices

Abbreviation or acronym	Term
Precision Partners	PPHC Holdings, LLC (an indirect, wholly owned subsidiary of AK Steel) and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Tilden	Tilden Mining Company L.C.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
Transaction	The purchase of substantially all of the operations of ArcelorMittal USA, subject to the terms and conditions set forth in the Transaction Agreement
Transaction Agreement	Transaction Agreement, by and between Cliffs and ArcelorMittal S.A., dated as of September 28, 2020
United Taconite	United Taconite LLC
U.S.	United States of America
U.S. Steel	Ontario Hibbing Company, a subsidiary of United States Steel Corporation and a participant in Hibbing
USMCA	United States-Mexico-Canada Agreement
VIE	Variable Interest Entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$56.0	$352.6
Accounts receivable, net	653.7	94.0
Inventories	1,795.1	317.4
Income tax receivable, current	9.0	58.6
Other current assets	115.0	75.3
Total current assets	2,628.8	897.9
Non-current assets:
Property, plant and equipment, net	4,550.7	1,929.0
Goodwill	144.0	2.1
Intangible assets, net	190.1	48.1
Income tax receivable, non-current	—	62.7
Deferred income taxes	519.5	459.5
Right-of-use asset, operating lease	207.7	11.7
Other non-current assets	240.1	92.8
TOTAL ASSETS	$8,480.9	$3,503.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$710.7	$193.2
Accrued liabilities	279.4	126.3
Other current liabilities	224.0	89.9
Total current liabilities	1,214.1	409.4
Non-current liabilities:
Long-term debt	4,309.8	2,113.8
Operating lease liability, non-current	174.1	10.5
Intangible liabilities, net	65.9	—
Pension and OPEB liabilities	1,130.6	311.5
Asset retirement obligations	182.0	163.2
Other non-current liabilities	280.7	137.5
TOTAL LIABILITIES	7,357.2	3,145.9
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 600,000,000 shares (2019 - 600,000,000 shares);
Issued - 428,645,866 shares (2019 - 301,886,794 shares);
Outstanding - 399,229,917 shares (2019 - 270,084,005 shares)	53.6	37.7
Capital in excess of par value of shares	4,446.3	3,872.1
Retained deficit	(3,052.5)	(2,842.4)
Cost of 29,415,949 common shares in treasury (2019 - 31,802,789 shares)	(354.8)	(390.7)
Accumulated other comprehensive loss	(282.0)	(318.8)
Total Cliffs shareholders' equity	810.6	357.9
Noncontrolling interest	313.1	—
TOTAL EQUITY	1,123.7	357.9
TOTAL LIABILITIES AND EQUITY	$8,480.9	$3,503.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,646.0	$555.6	$3,063.2	$1,455.8
Realization of deferred revenue	—	—	34.6	—
Operating costs:
Cost of goods sold	(1,525.4)	(400.7)	(3,088.9)	(1,007.0)
Selling, general and administrative expenses	(59.6)	(25.5)	(149.2)	(82.2)
Acquisition-related costs	(7.5)	—	(68.4)	—
Miscellaneous – net	(15.5)	(7.8)	(40.5)	(19.0)
Total operating costs	(1,608.0)	(434.0)	(3,347.0)	(1,108.2)
Operating income (loss)	38.0	121.6	(249.2)	347.6
Other income (expense):
Interest expense, net	(68.2)	(25.3)	(167.9)	(76.5)
Gain (loss) on extinguishment of debt	—	—	132.6	(18.2)
Other non-operating income	10.0	0.3	31.2	1.3
Total other expense	(58.2)	(25.0)	(4.1)	(93.4)
Income (loss) from continuing operations before income taxes	(20.2)	96.6	(253.3)	254.2
Income tax benefit (expense)	22.4	(4.8)	98.5	(23.1)
Income (loss) from continuing operations	2.2	91.8	(154.8)	231.1
Loss from discontinued operations, net of tax	(0.3)	(0.9)	—	(1.5)
Net income (loss)	1.9	90.9	(154.8)	229.6
Income attributable to noncontrolling interest	(11.9)	—	(31.2)	—
Net income (loss) attributable to Cliffs shareholders	$(10.0)	$90.9	$(186.0)	$229.6

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.02)	$0.34	$(0.51)	$0.83
Discontinued operations	—	—	—	(0.01)
	$(0.02)	$0.34	$(0.51)	$0.82
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.02)	$0.33	$(0.51)	$0.80
Discontinued operations	—	—	—	—
	$(0.02)	$0.33	$(0.51)	$0.80
Average number of shares (in thousands)
Basic	399,399	269,960	365,245	278,418
Diluted	399,399	276,578	365,245	287,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1.9	$90.9	$(154.8)	$229.6
Other comprehensive income:
Changes in pension and OPEB, net of tax	6.6	5.8	18.2	17.3
Changes in foreign currency translation	1.6	—	1.4	—
Changes in derivative financial instruments, net of tax	15.7	0.4	17.2	1.0
Total other comprehensive income	23.9	6.2	36.8	18.3
Comprehensive income (loss)	25.8	97.1	(118.0)	247.9
Comprehensive income attributable to noncontrolling interests	(11.9)	—	(31.2)	—
Comprehensive income (loss) attributable to Cliffs shareholders	$13.9	$97.1	$(149.2)	$247.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(154.8)	$229.6
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	183.9	63.1
Amortization of inventory step-up	74.0	—
Deferred income taxes	(89.9)	22.7
Loss (gain) on extinguishment of debt	(132.6)	18.2
Loss (gain) on derivatives	(19.1)	48.4
Other	(13.0)	49.4
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	259.8	174.1
Inventories	(4.2)	(147.0)
Payables, accrued expenses and other liabilities	(157.3)	(70.4)
Net cash provided (used) by operating activities	(53.2)	388.1
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(378.9)	(460.7)
Acquisition of AK Steel, net of cash acquired	(869.3)	—
Other investing activities	8.0	11.2
Net cash used by investing activities	(1,240.2)	(449.5)
FINANCING ACTIVITIES
Repurchase of common shares	—	(252.9)
Proceeds from issuance of debt	1,762.9	720.9
Debt issuance costs	(57.5)	(6.8)
Repurchase of debt	(999.5)	(729.3)
Borrowings under credit facilities	800.0	—
Repayments under credit facilities	(400.0)	—
Dividends paid	(40.8)	(45.1)
SunCoke Middletown distributions to noncontrolling interest owners	(47.6)	—
Other financing activities	(23.3)	(53.7)
Net cash provided (used) by financing activities	994.2	(366.9)
Decrease in cash and cash equivalents, including cash classified within other current assets related to discontinued operations	(299.2)	(428.3)
Less: decrease in cash and cash equivalents from discontinued operations, classified within other current assets	(2.6)	(4.4)
Net decrease in cash and cash equivalents	(296.6)	(423.9)
Cash and cash equivalents at beginning of period	352.6	823.2
Cash and cash equivalents at end of period	$56.0	$399.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2019	270.1	$37.7	$3,872.1	$(2,842.4)	$(390.7)	$(318.8)	$—	$357.9
Comprehensive income (loss)	—	—	—	(52.1)	—	1.7	3.5	(46.9)
Stock and other incentive plans	1.7	—	(23.6)	—	25.7	—	—	2.1
Acquisition of AK Steel	126.8	15.9	601.7	—	—	—	329.8	947.4
Common share dividends ($0.06 per share)	—	—	—	(24.0)	—	—	—	(24.0)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(5.5)	(5.5)
March 31, 2020	398.6	$53.6	$4,450.2	$(2,918.5)	$(365.0)	$(317.1)	$327.8	$1,231.0
Comprehensive income (loss)	—	—	—	(123.9)	—	11.2	15.8	(96.9)
Stock and other incentive plans	0.6	—	(6.6)	—	9.1	—	—	2.5
Common share dividends	—	—	—	(0.1)	—	—	—	(0.1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18.3)	(18.3)
June 30, 2020	399.2	$53.6	$4,443.6	$(3,042.5)	$(355.9)	$(305.9)	$325.3	$1,118.2
Comprehensive income (loss)	—	—	—	(10.0)	—	23.9	11.9	25.8
Stock and other incentive plans	—	—	2.7	—	1.1	—	—	3.8
Net distributions to noncontrolling interests	—	—	—	—	—	—	(24.1)	(24.1)
September 30, 2020	399.2	$53.6	$4,446.3	$(3,052.5)	$(354.8)	$(282.0)	$313.1	$1,123.7

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Total
December 31, 2018	292.6	$37.7	$3,916.7	$(3,060.2)	$(186.1)	$(283.9)	$424.2
Comprehensive income (loss)	—	—	—	(22.1)	—	8.4	(13.7)
Stock and other incentive plans	1.7	—	(56.5)	—	46.5	—	(10.0)
Common share repurchases	(11.5)	—	—	—	(124.3)	—	(124.3)
Common share dividends ($0.05 per share)	—	—	—	(14.5)	—	—	(14.5)
March 31, 2019	282.8	$37.7	$3,860.2	$(3,096.8)	$(263.9)	$(275.5)	$261.7
Comprehensive income	—	—	—	160.8	—	3.7	164.5
Stock and other incentive plans	0.1	—	3.4	—	1.2	—	4.6
Common share repurchases	(12.9)	—	—	—	(128.6)	—	(128.6)
Common share dividends ($0.06 per share)	—	—	—	(16.6)	—	—	(16.6)
June 30, 2019	270.0	$37.7	$3,863.6	$(2,952.6)	$(391.3)	$(271.8)	$285.6
Comprehensive income	—	—	—	90.9	—	6.2	97.1
Stock and other incentive plans	0.1	—	4.1	—	0.4	—	4.5
Common share dividends ($0.10 per share)	—	—	—	(27.3)	—	—	(27.3)
September 30, 2019	270.1	$37.7	$3,867.7	$(2,889.0)	$(390.9)	$(265.6)	$359.9
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or any other future period. Due to the acquisition of AK Steel, certain balances have become material and are no longer being condensed in our Statements of Unaudited Condensed Consolidated Financial Position, such as balances for Right-of-use asset, operating lease and Operating lease liability, non-current. As a result, certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020.
    Proposed acquisition of substantially all of the operations of ArcelorMittal USA
On September 28, 2020, we entered into a Transaction Agreement with ArcelorMittal S.A., pursuant to which Cliffs will acquire substantially all of the operations of ArcelorMittal USA for an aggregate purchase price of approximately $1.4 billion, consisting of (i) $505 million in cash, (ii) 78,186,671 of our common shares, par value $0.125 per share, and (iii) 583,273 shares of a new series of our Serial Preferred Stock, Class B, without par value, to be designated as the “Series B Participating Redeemable Preferred Stock” at closing. The cash portion of the purchase price is subject to customary working capital and purchase price adjustments.
We expect to complete the Transaction in the fourth quarter of 2020. Completion of the Transaction is subject to various customary closing conditions, including the receipt of required regulatory approvals in identified jurisdictions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, and it is possible that factors outside of our control could result in the Transaction being completed at a later time or not at all. The Transaction Agreement also contains certain termination rights that may be exercised by either us or ArcelorMittal S.A. We plan to complete the Transaction as soon as reasonably practicable following the satisfaction or waiver of all applicable conditions.
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
    COVID-19
    In response to the COVID-19 pandemic, we made various operational changes to adjust to the demand for our products. Although steel and iron ore production have been considered “essential” by the states in which we operate, certain of our facilities and construction activities were temporarily idled during the second quarter of 2020.  Most of these temporarily idled facilities were restarted during the second quarter, and the remaining operations were restarted during the third quarter.

    Basis of Consolidation
    The unaudited condensed consolidated financial statements consolidate our accounts and the accounts of our wholly owned subsidiaries, all subsidiaries in which we have a controlling interest and two variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances are eliminated upon consolidation.
    Reportable Segments
    The acquisition of AK Steel has transformed us into a vertically integrated producer of value-added iron ore and steel products and we are organized according to our differentiated products in two reportable segments - the Steel and Manufacturing segment and the Mining and Pelletizing segment. Our new Steel and Manufacturing segment includes the assets acquired through the acquisition of AK Steel and our previously reported Metallics segment, and our Mining and Pelletizing segment includes our three active operating mines and our indefinitely idled mine.
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
Significant Accounting Policies
    A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, which were updated and can be found in the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
Recent Accounting Pronouncements
    Issued and Adopted
    On March 2, 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, which required separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The final rule replaces the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management's Discussion and Analysis of Financial Condition and Results of Operations or its financial statements, in addition to other simplifications. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We elected to early adopt this disclosure update for the period ended March 31, 2020. As a result, we have excluded the footnote disclosures required under the previous Rule 3-10, and applied the final rule by including the summarized financial information and qualitative disclosures in Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Exhibit 22.1, hereto.

Issued and Not Effective
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update requires certain convertible instruments to be accounted for as a single liability measured at its amortized cost. Additionally, the update requires the use of the "if-converted" method, removing the treasury stock method, when calculating diluted shares. The two methods of adoption are the full and modified retrospective approaches. We expect to utilize the modified retrospective approach. Using this approach, the guidance shall be applied to transactions outstanding as of the beginning of the fiscal year in which the amendment is adopted. The final rule is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are continuing to evaluate the impact of this update to our financials and would expect to adopt at the required adoption date of January 1, 2022.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Revenues
    The following table represents our consolidated Revenues (excluding intercompany revenues) by market:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Steel and Manufacturing:
Automotive	$920.0	$—	$1,404.0	$—
Infrastructure and manufacturing	198.8	—	446.2	—
Distributors and converters	142.9	—	344.1	—
Total Steel and Manufacturing	1,261.7	—	2,194.3	—
Mining and Pelletizing:
Steel producers[1]	384.3	555.6	903.5	1,455.8
Total revenues	$1,646.0	$555.6	$3,097.8	$1,455.8

[1] Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.
    The following table represents our consolidated Revenues (excluding intercompany revenues) by product line:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Steel and Manufacturing:
Carbon steel	$821.2	$—	$1,391.6	$—
Stainless and electrical steel	303.2	—	585.1	—
Tubular products, components and other	137.3	—	217.6	—
Total Steel and Manufacturing	1,261.7	—	2,194.3	—
Mining and Pelletizing:
Iron ore[1]	357.1	515.0	838.1	1,357.8
Freight	27.2	40.6	65.4	98.0
Total Mining and Pelletizing	384.3	555.6	903.5	1,455.8
Total revenues	$1,646.0	$555.6	$3,097.8	$1,455.8

[1] Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.

    We sell to customers located primarily in the United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net revenues to customers located outside the United States were $265.0 million and $487.7 million for the three and nine months ended September 30, 2020, respectively, and $138.9 million and $318.3 million for the three and nine months ended September 30, 2019, respectively.
Allowance for Credit Losses
    The following is a roll forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2020	2019
Allowance for credit losses as of January 1	$—	$—
Increase in allowance	5.2	—
Allowance for credit losses as of September 30	$5.2	$—
Inventories
    The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	September 30, 2020	December 31, 2019
Product inventories
Finished and semi-finished goods	$940.5	$114.1
Work-in-process	78.2	68.7
Raw materials	382.3	9.4
Total product inventories	1,401.0	192.2
Manufacturing supplies and critical spares	394.1	125.2
Inventories	$1,795.1	$317.4
Deferred Revenue
    The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2020	2019	2020	2019
Opening balance as of January 1	$22.1	$21.0	$25.7	$38.5
Net decrease	(19.8)	(2.7)	(25.7)	(8.5)
Closing balance as of September 30	$2.3	$18.3	$—	$30.0
    Prior to the Merger, our iron ore pellet sales agreement with Severstal, subsequently assumed by AK Steel, required supplemental payments to be paid by the customer during the period 2009 through 2013. Installment amounts received under this arrangement in excess of sales were classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment and the revenue was recognized over the term of the supply agreement, which had extended until 2022, in equal annual installments. As a result of the termination of that iron ore pellet sales agreement, we realized $34.6 million of deferred revenue, which was recognized within Realization of deferred revenue in the Statements of Unaudited Condensed Consolidated Operations, during the nine months ended September 30, 2020.
    We have certain other sales agreements that require customers to pay in advance. Payments received pursuant to these agreements prior to revenue being recognized are recorded as deferred revenue in Other current liabilities.

Accrued Liabilities
    The following table presents the detail of our Accrued liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	September 30, 2020	December 31, 2019
Accrued employment costs	$146.6	$61.7
Accrued interest	81.8	29.0
Accrued dividends	1.0	17.8
Other	50.0	17.8
Accrued liabilities	$279.4	$126.3
Cash Flow Information
    A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2020	2019
Capital additions	$333.0	$505.6
Less:
Non-cash accruals	(88.4)	26.1
Right-of-use assets - finance leases	42.5	29.3
Grants	—	(10.5)
Cash paid for capital expenditures including deposits	$378.9	$460.7
    Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Nine Months Ended September 30,
	2020	2019
Taxes paid on income	$3.2	$0.1
Income tax refunds	(119.3)	(117.9)
Interest paid on debt obligations net of capitalized interest[1]	106.0	71.9

[1] Capitalized interest was $38.0 million and $16.9 million for the nine months ended September 30, 2020 and 2019, respectively.
    Non-Cash Investing and Financing Activities

	(In Millions)
	Nine Months Ended September 30,
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
    Total net revenues for AK Steel for the most recent pre-acquisition year ended December 31, 2019 were $6,359.4 million. Following the acquisition, the operating results of AK Steel are included in our unaudited condensed consolidated financial statements and are reported as part of our Steel and Manufacturing segment. For the three months ended September 30, 2020, AK Steel generated Revenues of $1,261.7 million and a loss of $30.4 million included within Net income (loss) attributable to Cliffs shareholders, which included $14.6 million and $2.4 million related to amortization of the fair value inventory step-up and severance costs, respectively. For the period subsequent to the acquisition (March 13, 2020 through September 30, 2020), AK Steel generated Revenues of $2,194.3 million and a loss of $292.0 million included within Net income (loss) attributable to Cliffs shareholders, which included $74.0 million and $35.1 million related to amortization of the fair value inventory step-up and severance costs, respectively.
    Additionally, we incurred acquisition-related costs in connection with the acquisition of AK Steel, excluding severance costs, of $0.6 million and $25.6 million for the three and nine months ended September 30, 2020, respectively, which were recorded in Acquisition-related costs on the Statements of Unaudited Condensed Consolidated Operations.
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

    The fair value of Cliffs common shares issued for outstanding shares of AK Steel common stock and with respect to Cliffs common shares underlying converted AK Steel equity awards that vested upon completion of the Merger is calculated as follows:

(In Millions, Except Per Share Amounts)
Number of shares of AK Steel common stock issued and outstanding	316.9
Exchange ratio	0.400
Number of Cliffs common shares issued to AK Steel stockholders	126.8
Price per share of Cliffs common shares	$4.87
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	$617.6
    The fair value of AK Steel's debt included in the consideration is calculated as follows:

(In Millions)
Credit Facility	$590.0
7.50% Senior Secured Notes due July 2023	323.6
Fair value of debt included in consideration	$913.6
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

    The preliminary purchase price allocation to assets acquired and liabilities assumed in the Merger was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Preliminary Allocation
Cash and cash equivalents	$37.7	$2.0	$39.7
Accounts receivable	666.0	(3.1)	662.9
Inventories	1,562.8	(39.8)	1,523.0
Other current assets	67.5	(15.4)	52.1
Property, plant and equipment	2,184.4	(20.1)	2,164.3
Intangible assets	163.0	(15.0)	148.0
Right of use asset, operating leases	225.9	(16.3)	209.6
Other non-current assets	85.9	26.2	112.1
Accounts payable	(636.3)	(6.1)	(642.4)
Accrued liabilities	(222.5)	0.1	(222.4)
Other current liabilities	(181.8)	6.6	(175.2)
Long-term debt	(1,179.4)	—	(1,179.4)
Deferred income taxes	(19.7)	(0.2)	(19.9)
Operating lease liability, non-current	(188.1)	12.7	(175.4)
Intangible liabilities	(140.0)	69.5	(70.5)
Pension and OPEB liabilities	(873.0)	2.1	(870.9)
Asset retirement obligations	(13.9)	(2.0)	(15.9)
Other non-current liabilities	(144.2)	(2.3)	(146.5)
Net identifiable assets acquired	1,394.3	(1.1)	1,393.2
Goodwill	141.2	0.7	141.9
Total net assets acquired	$1,535.5	$(0.4)	$1,535.1
    During the second and third quarter of 2020, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. The Inventories measurement period adjustments of $39.8 million resulted in a favorable impact of $0.2 million and $8.0 million, respectively, to Cost of goods sold for the three and nine months ended September 30, 2020.
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
    The preliminary purchase price allocated to identifiable intangible assets and liabilities acquired was:

	(In Millions)	Weighted Average Life (In Years)
Intangible assets:
Customer relationships	$77.0	18
Developed technology	60.0	17
Trade names and trademarks	11.0	10
Total identifiable intangible assets	$148.0	17
Intangible liabilities:
Above-market supply contracts	$(70.5)	12

    The above-market supply contracts relate to the long-term coke and energy supply agreements with SunCoke Energy, which includes SunCoke Middletown, a consolidated VIE. Refer to NOTE 16 - VARIABLE INTEREST ENTITIES for further information.
Pro Forma Results
    The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the three and nine months ended September 30, 2020 and 2019, as if AK Steel had been acquired as of January 1, 2019:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,646.0	$1,937.6	$4,265.1	$5,958.7
Net income (loss) attributable to Cliffs shareholders	(6.0)	84.2	(123.9)	213.3
    The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2019. Significant pro forma adjustments include the following:
1.The elimination of intercompany revenues between Cliffs and AK Steel of $135.6 million and $394.8 million for the three and nine months ended September 30, 2020, respectively, and $153.5 million and $410.8 million for the three and nine months ended September 30, 2019, respectively.
2.The 2020 pro forma net loss was adjusted to exclude $14.6 million and $74.0 million of non-recurring inventory acquisition accounting adjustments incurred during the three and nine months ended September 30, 2020, respectively. The 2019 pro forma net income was adjusted to include $74.0 million of non-recurring inventory acquisition accounting adjustments for the nine months ended September 30, 2019.
3.The elimination of nonrecurring transaction costs incurred by Cliffs and AK Steel in connection with the Merger of $0.7 million and $29.1 million for the three and nine months ended September 30, 2020, respectively.
4.Total other pro forma adjustments included expense of $10.0 million for the three and nine months ended September 30, 2020, primarily due to increased interest expense, offset by reduced amortization expense, depreciation expense and pension and OPEB expense. Total other pro forma adjustments for the three and nine months ended September 30, 2019 included expense of $1.1 million and $7.0 million, respectively, primarily due to reduced interest and amortization expense, offset by additional depreciation expense and pension and OPEB expense.
5.The income tax impact of pro forma transaction adjustments that affect Net income (loss) attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an income tax benefit of $5.6 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, and an income tax benefit of $2.1 million and $4.5 million for the three and nine months ended September 30, 2019, respectively.
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

NOTE 4 - SEGMENT REPORTING
    Our Company is a vertically integrated producer of value-added iron ore and steel products. Our operations are organized and managed in two operating segments according to our upstream and downstream operations. Our Steel and Manufacturing segment is a leading producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing, and distributors and converters markets. Our Steel and Manufacturing segment includes subsidiaries that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. Construction of our HBI production plant in Toledo, Ohio, included as part of our Steel and Manufacturing segment, is expected to be completed with production beginning in the fourth quarter of 2020. Our Mining and Pelletizing segment is a major supplier of iron ore pellets to the North American steel industry from our mines and pellet plants located in Michigan and Minnesota. All intercompany transactions were eliminated in consolidation.
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
    Our results by segment are as follows:

	(In Millions, Except Sales Tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales volume (in thousands):
Steel and Manufacturing (net tons)	1,117	—	1,935	—

Mining and Pelletizing sales (long tons)	4,907	5,750	11,800	13,527
Less: Intercompany sales (long tons)	(1,204)	(346)	(3,028)	(384)
Mining and Pelletizing consolidated sales (long tons)	3,703	5,404	8,772	13,143

Revenues:
Steel and Manufacturing net sales to external customers	$1,261.7	$—	$2,194.3	$—

Mining and Pelletizing net sales[1]	520.3	590.6	1,238.7	1,494.8
Less: Intercompany sales	(136.0)	(35.0)	(335.2)	(39.0)
Mining and Pelletizing net sales to external customers	384.3	555.6	903.5	1,455.8

Total revenues	$1,646.0	$555.6	$3,097.8	$1,455.8

Adjusted EBITDA:
Steel and Manufacturing	$33.3	$(2.1)	$(81.8)	$(4.0)
Mining and Pelletizing	145.3	182.7	309.5	510.7
Corporate and eliminations	(52.3)	(36.5)	(160.7)	(93.0)
Total Adjusted EBITDA	$126.3	$144.1	$67.0	$413.7

[1] Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.

    The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1.9	$90.9	$(154.8)	$229.6
Less:
Interest expense, net	(68.2)	(25.4)	(167.9)	(76.8)
Income tax benefit (expense)	22.4	(4.8)	98.5	(23.1)
Depreciation, depletion and amortization	(72.4)	(22.2)	(183.9)	(63.1)
Total EBITDA	$120.1	$143.3	$98.5	$392.6
Less:
EBITDA of noncontrolling interests[1]	$16.2	$—	$41.3	$—
Gain (loss) on extinguishment of debt	—	—	132.6	(18.2)
Severance costs	(2.4)	—	(38.3)	(1.7)
Acquisition-related costs excluding severance costs	(5.1)	—	(30.1)	—
Amortization of inventory step-up	(14.6)	—	(74.0)	—
Impact of discontinued operations	(0.3)	(0.8)	—	(1.2)
Total Adjusted EBITDA	$126.3	$144.1	$67.0	$413.7

1 EBITDA of noncontrolling interests includes $11.9 million and $31.2 million for income and $4.3 million and $10.1 million for depreciation, depletion and amortization for the three and nine months ended September 30, 2020, respectively.

    The following summarizes our assets by segment:

	(In Millions)
	September 30, 2020	December 31, 2019
Assets:
Steel and Manufacturing	$6,345.7	$913.6
Mining and Pelletizing	1,643.3	1,643.1
Total segment assets	7,989.0	2,556.7
Corporate and Other (including discontinued operations)	491.9	947.1
Total assets	$8,480.9	$3,503.8
    The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital additions[1]:
Steel and Manufacturing	$88.0	$160.5	$266.8	$398.0
Mining and Pelletizing	13.3	22.1	64.9	104.5
Corporate and Other	1.0	2.1	1.3	3.1
Total capital additions	$102.3	$184.7	$333.0	$505.6

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
    The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	September 30, 2020	December 31, 2019
Land, land improvements and mineral rights	$653.2	$582.2
Buildings	454.4	157.8
Steel and Manufacturing equipment	2,128.0	42.0
Mining and Pelletizing equipment	1,455.2	1,413.6
Other	121.3	101.5
Construction-in-progress	1,145.9	730.3
Total property, plant and equipment[1]	5,958.0	3,027.4
Allowance for depreciation and depletion	(1,407.3)	(1,098.4)
Property, plant and equipment, net	$4,550.7	$1,929.0

[1] Includes right-of-use assets related to finance leases of $97.1 million and $49.0 million as of September 30, 2020 and December 31, 2019, respectively.
    We recorded capitalized interest into property, plant and equipment of $14.7 million and $38.0 million during the three and nine months ended September 30, 2020, respectively, and $7.0 million and $16.9 million for the three and nine months ended September 30, 2019, respectively.
    We recorded depreciation and depletion expense of $71.8 million and $182.5 million for the three and nine months ended September 30, 2020, respectively, and $22.0 million and $62.5 million for the three and nine months ended September 30, 2019, respectively.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
    The increase in the balance of Goodwill as of September 30, 2020, compared to December 31, 2019, is due to the preliminary assignment of $141.9 million to Goodwill in 2020 based on the preliminary purchase price allocation for the acquisition of AK Steel. The carrying amount of goodwill related to our Mining and Pelletizing segment was $2.1 million as of both September 30, 2020 and December 31, 2019.

Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

		(In Millions)
	Classification[1]	Gross Amount	Accumulated Amortization	Net Amount
As of September 30, 2020
Intangible assets:
Customer relationships	Intangible assets, net	$77.0	$(2.6)	$74.4
Developed technology	Intangible assets, net	60.0	(2.1)	57.9
Trade names and trademarks	Intangible assets, net	11.0	(0.7)	10.3
Mining permits	Intangible assets, net	72.2	(24.7)	47.5
Total intangible assets		$220.2	$(30.1)	$190.1
Intangible liabilities:
Above-market supply contracts	Intangible liabilities, net	$(70.5)	$4.6	$(65.9)

As of December 31, 2019
Intangible assets:
Mining permits	Intangible assets, net	$72.2	$(24.1)	$48.1

[1] Amortization of intangible liabilities related to above-market supply contracts and intangible assets related to mining permits is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

    Amortization expense related to intangible assets was $2.5 million and $6.0 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.
    Estimated future amortization expense related to intangible assets at September 30, 2020 is as follows:

(In Millions)
Years ending December 31,
2020 (remaining period of the year)	$2.5
2021	10.0
2022	10.0
2023	10.0
2024	10.0
2025	10.0
    Income from amortization related to the intangible liabilities was $1.9 million and $4.6 million for the three and nine months ended September 30, 2020, respectively.
    Estimated future amortization income related to the intangible liabilities at September 30, 2020 is as follows:

(In Millions)
Years ending December 31,
2020 (remaining period of the year)	$2.0
2021	7.8
2022	7.8
2023	7.8
2024	7.8
2025	7.8

NOTE 7 - DEBT AND CREDIT FACILITIES
    The following represents a summary of our long-term debt:

(In Millions)
September 30, 2020
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Secured Notes	Cliffs	5.00%	$394.5	$(3.7)	$(1.5)	$389.3
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	955.2	(8.1)	(25.8)	921.3
6.75% 2026 Senior Secured Notes	Cliffs	6.99%	845.0	(21.4)	(9.0)	814.6
Senior Unsecured Notes:
7.625% 2021 AK Senior Notes	AK Steel	7.33%	33.5	—	0.1	33.6
7.50% 2023 AK Senior Notes	AK Steel	6.17%	12.8	—	0.5	13.3
6.375% 2025 Senior Notes	Cliffs	8.11%	64.3	(0.2)	(4.6)	59.5
6.375% 2025 AK Senior Notes	AK Steel	8.11%	38.4	—	(2.7)	35.7
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	296.3	(3.7)	(53.0)	239.6
5.75% 2025 Senior Notes	Cliffs	6.01%	396.2	(2.6)	(4.1)	389.5
7.00% 2027 Senior Notes	Cliffs	9.24%	88.0	(0.3)	(9.6)	78.1
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56.3	—	(6.0)	50.3
5.875% 2027 Senior Notes	Cliffs	6.49%	555.5	(4.3)	(18.6)	532.6
6.25% 2040 Senior Notes	Cliffs	6.34%	262.7	(1.8)	(2.8)	258.1
IRBs due 2024 to 2028	AK Steel	Various	92.0	—	2.3	94.3
ABL Facility	Cliffs[2]	2.77%	2,000.0	—	—	400.0
Total long-term debt						$4,309.8
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
    The following is a summary of the debt extinguished and the respective gain on extinguishment:

	(In Millions)
	Nine Months Ended September 30, 2020
Debt Instrument	Debt Extinguished	Gain on Extinguishment
7.625% 2021 AK Senior Notes	$372.7	$0.4
7.50% 2023 AK Senior Notes	367.2	2.8
4.875% 2024 Senior Secured Notes	5.5	0.5
6.375% 2025 Senior Notes	167.5	21.3
1.50% 2025 Convertible Senior Notes	20.0	1.3
5.75% 2025 Senior Notes	77.1	16.3
7.00% 2027 Senior Notes	247.3	28.4
5.875% 2027 Senior Notes	194.5	48.7
6.25% 2040 Senior Notes	35.7	12.9
	$1,487.5	$132.6
Debt Extinguishments - 2019
    The following is a summary of the debt extinguished with cash and the respective loss on extinguishment:

	(In Millions)
	Nine Months Ended September 30, 2019
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment
4.875% 2021 Senior Notes	$124.0	$(5.3)
5.75% 2025 Senior Notes	600.0	(12.9)
	$724.0	$(18.2)
ABL Facility
    As of September 30, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

    The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
September 30, 2020
Available borrowing base on ABL Facility[1]	$1,715.2
Borrowings	(400.0)
Letter of credit obligations[2]	(192.2)
Borrowing capacity available	$1,123.0
1 As of September 30, 2020, the ABL Facility has a maximum borrowing base of $2.0 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, IRBs and environmental obligations.
Debt Maturities
    The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2020:

(In Millions)
Maturities of Debt
2020 (remaining period of year)	$—
2021	33.5
2022	—
2023	12.8
2024	456.5
Thereafter	3,987.9
Total maturities of debt	$4,490.7

NOTE 8 - FAIR VALUE MEASUREMENTS
    The following represents the assets and liabilities measured at fair value:

	(In Millions)
	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Other current assets:
Commodity contracts	$—	$15.8	$—	$15.8
Customer supply agreement	—	—	34.5	34.5
Provisional pricing arrangement	—	—	26.9	26.9
Other non-current assets:
Commodity contracts	—	1.8	—	1.8
Total	$—	$17.6	$61.4	$79.0
Liabilities:
Other current liabilities:
Commodity contracts	$—	$(8.7)	$—	$(8.7)
Provisional pricing arrangement	—	—	(0.3)	(0.3)
Foreign exchange contracts	—	(0.6)	—	(0.6)
Other non-current liabilities:
Foreign exchange contracts	—	(0.1)	—	(0.1)
Total	$—	$(9.4)	$(0.3)	$(9.7)

	(In Millions)
	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Commercial paper	$—	$187.6	$—	$187.6
Other current assets:
Customer supply agreement	—	—	44.5	44.5
Provisional pricing arrangement	—	—	1.3	1.3
Total	$—	$187.6	$45.8	$233.4
Liabilities:
Other current liabilities:
Commodity contracts	$—	$(3.2)	$—	$(3.2)
Provisional pricing arrangement	—	—	(1.1)	(1.1)
Total	$—	$(3.2)	$(1.1)	$(4.3)
The valuation of financial assets and liabilities classified in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable. Level 2 assets include commercial paper and commodity hedge contracts. Our commodity hedge contracts primarily include those related to natural gas, electricity and zinc, and our foreign exchange contracts include Canadian dollars.

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
    The provisional pricing arrangements included in our Level 3 assets/liabilities specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate to be based on market inputs at a specified point in time in the future, per the terms of the supply agreements. The difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once control has transferred upon delivery. The derivative instruments are adjusted to fair value through Revenues each reporting period based upon current market data and forward-looking estimates provided by management until the final revenue rates are determined.
    The following table illustrates information about quantitative inputs and assumptions for the derivative assets and derivative liabilities categorized in Level 3 of the fair value hierarchy:

Qualitative/Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at September 30, 2020 (In Millions)	Balance Sheet Location	Valuation Technique	Unobservable Input	Range or Point Estimate (Weighted Average)
Customer supply agreement	$34.5	Other current assets	Market Approach	Management's estimate of hot-rolled coil steel price per net ton	$542 - $634 $(548)
Provisional pricing arrangements	$26.9	Other current assets	Market Approach	Management's estimate of Platts 62% Price per dry metric ton	$104 - $123 ($105)
				Atlantic Basin Pellet Premium	$30
Provisional pricing arrangements	$(0.3)	Other current liabilities	Market Approach	Management's estimate of Platts 62% Price per dry metric ton	$104
				PPI Estimates	110
    The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$35.3	$118.1	$45.8	$91.4
Total gains (losses) included in earnings	29.5	(6.5)	43.3	83.1
Settlements	(3.4)	(38.8)	(27.7)	(101.7)
Ending balance	$61.4	$72.8	$61.4	$72.8
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) on assets still held at the reporting date	$27.8	$(6.5)	$40.4	$81.8

	(In Millions)
	Level 3 Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$—	$—	$(1.1)	$—
Total losses included in earnings	(0.3)	(34.4)	(0.9)	(39.7)
Settlements	—	4.2	1.7	9.5
Ending balance	$(0.3)	$(30.2)	$(0.3)	$(30.2)
Total losses for the period included in earnings attributable to the change in unrealized losses on liabilities still held at the reporting date	$(0.3)	$(30.2)	$(0.3)	$(30.2)
    The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		September 30, 2020		December 31, 2019
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Senior Notes	Level 1	$3,815.5	$3,975.2	$2,113.8	$2,237.0
IRBs due 2024 to 2028	Level 1	94.3	90.2	—	—
ABL Facility - outstanding balance	Level 2	400.0	400.0	—	—
Total long-term debt		$4,309.8	$4,465.4	$2,113.8	$2,237.0
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

    The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$5.4	$4.6	$16.0	$12.9
Interest cost	19.6	8.9	42.7	26.2
Expected return on plan assets	(36.7)	(13.7)	(91.9)	(41.0)
Amortization:
Prior service costs	0.2	0.3	0.7	0.9
Net actuarial loss	7.3	5.9	20.6	17.7
Net periodic benefit cost (credit)	$(4.2)	$6.0	$(11.9)	$16.7
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$1.4	$0.5	$3.3	$1.3
Interest cost	4.4	2.3	10.9	7.0
Expected return on plan assets	(4.5)	(4.2)	(13.6)	(12.6)
Amortization:
Prior service credits	(0.5)	(0.5)	(1.5)	(1.5)
Net actuarial loss	0.8	1.3	2.2	3.8
Net periodic benefit cost (credit)	$1.6	$(0.6)	$1.3	$(2.0)
    As a result of the CARES Act enacted on March 27, 2020, we have deferred pension contributions starting in the second quarter of 2020. Based on prior funding requirements, we made defined benefit pension contributions of $0.9 million and $4.9 million for the three and nine months ended September 30, 2020, respectively, compared to defined benefit pension contributions of $5.6 million and $12.3 million for the three and nine months ended September 30, 2019, respectively. OPEB contributions for our voluntary employee benefit association trust plans are typically made on an annual basis in the first quarter of each year, but due to plan funding requirements being met, no OPEB contributions for our voluntary employee benefit association trust plans were required or made for the three and nine months ended September 30, 2020 and 2019.
NOTE 10 - INCOME TAXES
    Our 2020 estimated annual effective tax rate before discrete items as of September 30, 2020 is 35.5%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21.0% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations, as well as non-deductible transaction costs, executive officers' compensation, global intangible low-taxed income and income of noncontrolling interests for which no tax is recognized. The 2019 estimated annual effective tax rate before discrete items as of September 30, 2019 was 9.6%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in the mix of income, as well as transaction costs and other acquisition-related charges that were incurred only in 2020.

    For the three and nine months ended September 30, 2020, we recorded discrete items that resulted in an income tax benefit of $5.0 million and $8.6 million, respectively. The discrete adjustments are primarily related to the release of uncertain tax positions due to favorable resolution of an international audit issue. The discrete adjustments also include interest on uncertain tax positions and the refunds received during the year of amounts sequestered by the Internal Revenue Service on previously filed AMT credit refund claims. For the three and nine months ended September 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.5 million and $1.3 million, respectively.
NOTE 11 - ASSET RETIREMENT OBLIGATIONS
    The following is a summary of our asset retirement obligations:

	(In Millions)
	September 30, 2020	December 31, 2019
Asset retirement obligations[1]	$186.4	$165.3
Less current portion	4.4	2.1
Long-term asset retirement obligations	$182.0	$163.2
1 Includes $33.7 million and $22.0 million related to our active operations as of September 30, 2020 and December 31, 2019, respectively.
    The accrued closure obligation is predominantly related to our indefinitely idled and closed iron ore mining operations and provides for contractual and legal obligations associated with the eventual closure of those operations. Additionally, we have included in our asset retirement obligation $16.7 million for our integrated steel facilities and other operations acquired in the Merger. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining iron ore reserves and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. As the majority of our asset retirement obligations at our steelmaking operations have indeterminate settlement dates, asset retirement obligations have been recorded at present values using estimated ranges of the economic lives of the underlying assets.
    The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2020	2019
Asset retirement obligation as of January 1	$165.3	$172.4
Increase from AK Steel acquisition	16.7	—
Accretion expense	7.8	7.6
Remediation payments	(3.4)	(0.5)
Asset retirement obligation as of September 30	$186.4	$179.5

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    The following table presents the fair value of our derivative instruments and the classification of each in the Statements of Unaudited Condensed Consolidated Financial Position:

	Derivatives designated as hedging instruments under Topic 815:		Derivatives not designated as hedging instruments under Topic 815:
Derivative Asset (Liability)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Other current assets:
Customer supply agreement	$—	$—	$34.5	$44.5
Provisional pricing arrangements	—	—	26.9	1.3
Commodity contracts	7.9	—	7.9	—
Other non-current assets:
Commodity contracts	1.8	—	—	—
Other current liabilities:
Provisional pricing arrangements	—	—	(0.3)	(1.1)
Commodity contracts	(1.8)	(3.2)	(6.9)	—
Foreign exchange contracts	(0.6)	—	—	—
Other non-current liabilities:
Foreign exchange contracts	(0.1)	—	—	—
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
    The following table presents the notional amount of our outstanding hedge contracts:

		(In Millions)
		September 30, 2020			December 31, 2019
	Unit of Measure	Maturity Dates	Notional Amount		Notional Amount
Commodity contracts:
Natural gas	MMBtu	October 2020 - December 2021	29.7		20.1
Diesel	Gallons	—	—		0.8
Zinc	Pounds	October 2020 - December 2021	10.9		—
Electricity	Megawatt hours	October 2020 - December 2021	0.8		—
Foreign exchange contracts:
Canadian dollars	CAD	October 2020 - December 2021	C$	38.8	C$	—

    Estimated gains before tax expected to be reclassified into Cost of goods sold within the next 12 months for our existing derivatives that qualify as cash flow hedges are presented below:

(In Millions)
Hedge:	Estimated Gains
Natural gas	$10.8
Zinc	2.3
Electricity	1.1
Canadian dollars	0.2
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
    Provisional Pricing Arrangements
    Certain of our supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on certain market inputs at a specified period in time in the future, per the terms of the supply agreements. Market inputs are tied to indexed price adjustment factors that are integral to the iron ore supply contracts and vary based on the agreement. The pricing mechanisms typically include adjustments based upon changes in the Platts 62% Price, Atlantic Basin Pellet Premium, Platts international indexed freight rates and changes in specified PPI. The pricing adjustments generally operate in the same manner, with each factor typically comprising a portion of the price adjustment, although the weighting of each factor varies based upon the specific terms of each agreement. The price adjustment factors have been evaluated to determine if they qualify as embedded derivatives. The price adjustment factors share the same economic characteristics and risks as the host sales contract and are integral to the host sales contract as inflation adjustments; accordingly, they have not been separately valued as derivative instruments.
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
    The following summarizes the effect of our derivatives that are not designated as hedging instruments in the Statements of Unaudited Condensed Consolidated Operations:

		(In Millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Customer supply agreements	Revenues	$8.8	$7.6	$14.4	$82.2
Provisional pricing arrangements	Revenues	20.4	(48.5)	28.0	(38.8)
Commodity contracts	Cost of goods sold	3.9	—	(0.8)	—
Total		$33.1	$(40.9)	$41.6	$43.4
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
Preferred Stock
    We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value, authorized and 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares are issued or outstanding. Pursuant to the terms of the Transaction Agreement, we agreed to issue ArcelorMittal S.A. 583,273 shares of a new series of our Serial Preferred Stock, Class B, without par value, to be designated as the "Series B Participating Redeemable Preferred Stock" at closing of the pending Transaction.
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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
    The following tables reflect the changes in Accumulated other comprehensive loss related to shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2019	$(315.7)	$—	$(3.1)	$(318.8)
Other comprehensive loss before reclassifications	—	(0.9)	(5.2)	(6.1)
Net loss reclassified from accumulated other comprehensive loss	5.6	—	2.2	7.8
March 31, 2020	$(310.1)	$(0.9)	$(6.1)	$(317.1)
Other comprehensive income before reclassifications	0.4	0.7	1.4	2.5
Net loss reclassified from accumulated other comprehensive loss	5.6	—	3.1	8.7
June 30, 2020	$(304.1)	$(0.2)	$(1.6)	$(305.9)
Other comprehensive income before reclassifications	0.4	1.6	12.2	14.2
Net loss reclassified from accumulated other comprehensive loss	6.2	—	3.5	9.7
September 30, 2020	$(297.5)	$1.4	$14.1	$(282.0)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2018	$(281.1)	$(2.8)	$(283.9)
Other comprehensive income before reclassifications	0.2	2.5	2.7
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
March 31, 2019	$(275.4)	$(0.1)	$(275.5)
Other comprehensive income (loss) before reclassifications	0.3	(2.3)	(2.0)
Net loss reclassified from accumulated other comprehensive loss	5.5	0.2	5.7
June 30, 2019	$(269.6)	$(2.2)	$(271.8)
Other comprehensive income (loss) before reclassifications	0.3	(0.5)	(0.2)
Net loss reclassified from accumulated other comprehensive loss	5.5	0.9	6.4
September 30, 2019	$(263.8)	$(1.8)	$(265.6)

    The following table reflects the details about Accumulated other comprehensive loss components related to shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of pension and OPEB liability:
Prior service credits	$(0.3)	$(0.2)	$(0.8)	$(0.6)	Other non-operating income
Net actuarial loss	8.1	7.2	22.8	21.5	Other non-operating income
	7.8	7.0	22.0	20.9	Total before taxes
	(1.6)	(1.5)	(4.6)	(4.4)	Income tax benefit (expense)
	$6.2	$5.5	$17.4	$16.5	Net of taxes

Unrealized loss on derivative financial instruments:
Commodity contracts	$4.5	$1.2	$11.2	$1.7	Cost of goods sold
	(1.0)	(0.3)	(2.4)	(0.4)	Income tax benefit (expense)
	$3.5	$0.9	$8.8	$1.3	Net of taxes

Total reclassifications for the period, net of tax	$9.7	$6.4	$26.2	$17.8
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
    Hibbing is a co-owned joint venture with companies that are integrated steel producers or their subsidiaries. The following is a summary of the mine ownership of the co-owned iron ore mine at September 30, 2020:

Mine	Cleveland-Cliffs Inc.	ArcelorMittal USA	U.S. Steel
Hibbing	23.0%	62.3%	14.7%
    The tables below summarize our material related party transactions:
    Revenues from related parties were as follows:

	(Dollars In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from related parties	$294.9	$293.5	$587.5	$792.8
Revenues[1]	$1,646.0	$555.6	$3,097.8	$1,455.8
Related party revenues as a percent of Revenues[1]	17.9%	52.8%	19.0%	54.5%
Purchases from related parties	$8.2	$—	$20.4	$—
1 Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.

    The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	September 30, 2020	December 31, 2019
Accounts receivable, net	$91.6	$31.1
Other current assets	58.5	44.5
Accounts payable	(1.2)	—
Other current liabilities	(1.7)	(2.0)
Other current assets
    A supply agreement with one customer provides for supplemental revenue or refunds to the customer based on the hot-rolled coil steel price at the time the product is consumed in the customer’s blast furnaces. The supplemental pricing is characterized as a freestanding derivative. Additionally, the customer also has certain provisional pricing arrangements where the difference between the estimated final revenue rate at the date of sale and the estimated final revenue rate at the measurement date is characterized as a derivative and is required to be accounted for separately once control has transferred upon delivery. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
    We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a VIE because we have committed to purchase all the expected production from the facility through 2032 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $11.8 million and $31.3 million for the three and nine months ended September 30, 2020, respectively, that was included in our consolidated income before income taxes.
    The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The consolidated balance sheet as of September 30, 2020 includes the following amounts for SunCoke Middletown:

(In Millions)
September 30, 2020
Cash and cash equivalents	$0.3
Inventories	22.5
Property, plant and equipment, net	305.4
Accounts payable	(10.0)
Other assets (liabilities), net	(5.6)
Noncontrolling interests	(312.6)

NOTE 17 - EARNINGS PER SHARE
    The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$2.2	$91.8	$(154.8)	$231.1
Income from continuing operations attributable to noncontrolling interest	(11.9)	—	(31.2)	—
Net income (loss) from continuing operations attributable to Cliffs shareholders	(9.7)	91.8	(186.0)	231.1
Loss from discontinued operations, net of tax	(0.3)	(0.9)	—	(1.5)
Net income (loss) attributable to Cliffs shareholders	$(10.0)	$90.9	$(186.0)	$229.6

Weighted average number of shares:
Basic	399.4	270.0	365.2	278.4
Convertible senior notes	—	3.7	—	5.8
Employee stock plans	—	2.9	—	3.6
Diluted	399.4	276.6	365.2	287.8

Earnings (loss) per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.02)	$0.34	$(0.51)	$0.83
Discontinued operations	—	—	—	(0.01)
	$(0.02)	$0.34	$(0.51)	$0.82

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.02)	$0.33	$(0.51)	$0.80
Discontinued operations	—	—	—	—
	$(0.02)	$0.33	$(0.51)	$0.80
    The following table summarizes the shares that have been excluded from the diluted earnings per share calculation as they were anti-dilutive:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares related to employee stock plans	1.8	—	1.6	—
    There was no dilution during the three and nine months ended September 30, 2020 related to the common share equivalents for the convertible senior notes as our common shares average price did not rise above the conversion price.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
    HBI production plant
    In 2017, we began to incur capital commitments related to the construction of our HBI production plant in Toledo, Ohio; however, due to the COVID-19 pandemic, we temporarily halted construction in March 2020. In June 2020, we resumed construction and now expect to complete the project and begin production in the fourth quarter of 2020. In total, to complete the project, we expect to spend approximately $1 billion on the HBI production plant, excluding capitalized interest, of which $940.2 million was paid as of September 30, 2020. As of September 30, 2020, we have contracts and purchase orders in place for $97.8 million.
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
    The following is a summary of our environmental obligations:

	(In Millions)
	September 30, 2020	December 31, 2019
Environmental obligations	$40.9	$2.0
Less current portion	6.4	0.3
Long-term environmental obligations	$34.5	$1.7
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
    Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, as well as other publicly available information.
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
On September 28, 2020, we entered into the Transaction Agreement with ArcelorMittal S.A., pursuant to which Cliffs will acquire substantially all of the operations of ArcelorMittal USA. Upon completion of the Transaction, we will be the largest flat-rolled steel producer in North America. We will also be the largest iron ore pellet producer in North America. We expect to complete the Transaction in the fourth quarter of 2020, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. We believe the transaction will transform us into a more efficient and flexible fully-integrated steel system, increasing our exposure in several desirable end markets and creating a more resilient balance sheet. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations on a stand-alone basis without giving effect to the Transaction.
    Throughout 2020, the COVID-19 pandemic negatively disrupted, to varying degrees, effectively all of the end markets that we serve. As a result, we saw decreased demand for our steel and raw material products from the industrial markets that were impacted, most notably the automotive industry. However, during the third quarter of 2020, our business conditions rapidly improved as automotive customers have now resumed effectively full production in their previously idled facilities, and we have resumed operations at all of our temporarily idled facilities.
    The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first nine months of 2020, North American light vehicle production was approximately 9.2 million units, a 26% reduction from the prior year’s comparable period. The reduction is a result of automotive plants shutting down throughout the United States in response to the COVID-19 pandemic, with the most severe impact occurring in the second quarter of 2020. During the third quarter of 2020, automotive production recovered dramatically in response to increased demand from dealers, whose inventories had become severely depleted due to the shutdowns. We expect the industry to continue to operate at a healthy pace due to continued strong consumer light vehicle demand.
    In our Steel and Manufacturing segment, we also sell our steel products to the infrastructure, manufacturing, electrical power, distributors and converters markets, which have shown signs of improvement, but not to the level of the automotive recovery. Shipments to the distributors and converters markets, for example, remained slower than normal for most of the third quarter of 2020 due to lower than normal demand and high inventories which resulted in a reduced hot-rolled coil pricing average.
    For our Mining and Pelletizing segment, the key driver of our business is demand for raw materials from U.S. steelmakers. During the first eight months of 2020, the U.S. produced approximately 47 million metric tons of crude steel, which is 20% lower than the same period in 2019, representing about 4% of total global crude steel production. U.S. total steel capacity utilization was approximately 66% in the first nine months of 2020, which is an approximate 18% decrease from the same period in 2019.
    The price for domestic hot-rolled coil steel, an important attribute in the pricing for our iron ore pellets and certain of our steel products, averaged $526 per net ton for the first nine months of 2020, 16% lower than the same period last year. The price of hot-rolled coil steel was negatively impacted by lower demand related to the COVID-19 pandemic. However, we are encouraged that the price has recovered dramatically since August 2020 to above $650 per net ton, as a result of improved supply-demand fundamentals.
    The two other important indices that impact pricing in our Mining and Pelletizing segment are the Platts 62% Price and the Atlantic Basin Pellet Premium. The Platts 62% Price averaged $100 per metric ton in the first nine months of 2020, a 6% increase compared to the same period in 2019. The Platts 62% Price continued its strong performance in the third quarter of 2020, as Chinese demand for iron ore remains strong. The Atlantic Basin Pellet Premium averaged $29 per metric ton for the first nine months of 2020, a 54% decrease compared to the same period in 2019, as weakness in the steel market outside of China has driven reduced demand for higher quality raw materials.
    For the three and nine months ended September 30, 2020, our consolidated Revenues, including Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020, were $1,646.0 million and $3,097.8 million, respectively. For the three and nine months ended September 30, 2019, our consolidated Revenues were $555.6 million and $1,455.8 million, respectively. For the three and nine months ended September 30, 2020, we had net loss from continuing operations attributable to Cliffs shareholders of $0.02 and $0.51 per diluted share, respectively, and consolidated Adjusted EBITDA of $126.3 million and $67.0 million, respectively. For the three and nine months ended September 30, 2019, we had net income from continuing operations attributable to Cliffs shareholders of $0.33 and $0.80 per diluted share, respectively, and consolidated Adjusted EBITDA of $144.1 million and $413.7 million, respectively. See "– Results of Operations – Segment Information" below for a reconciliation of our consolidated Net Income (loss) to Adjusted EBITDA.

Strategy
Our key strategic initiatives include:
Optimizing our Fully-Integrated Steelmaking Footprint
Upon expected completion of the Transaction to acquire substantially all of the operations of ArcelorMittal USA, Cliffs will be transformed into a fully-integrated steel enterprise with the size and scale to achieve improved through-the-cycle margins. The Transaction will form us into the largest flat-rolled steel producer in North America with combined 2019 shipments of approximately 17 million net tons. The pending Transaction is consistent with our U.S.-centric strategy and furthers our commitment to environmentally and socially conscious steelmaking, providing self-sufficiency in environmentally friendly HBI and pellets, and expands our relationship with our union partners.
The Transaction includes six steelmaking facilities, eight finishing facilities, two iron ore mining and pelletizing operations, and three coal and cokemaking operations. These assets build upon our existing high-end steelmaking and raw material capabilities, and also open up new markets to us. Once the Transaction is completed, our focus will be on the integration of these facilities within the Cliffs footprint. The combination will provide us additional scale and technical capabilities necessary in a competitive and increasingly quality-focused marketplace.
We expect the Transaction to improve our production capabilities, flexibility, and cost performance. We have identified approximately $150 million of cost synergies through asset optimization, economies of scale, and duplicative overhead savings. The Transaction also enhances optionality for future production of merchant pig iron, to complement our HBI offering in the metallics space.
Maximizing our Commercial Strengths
With the completed acquisition of AK Steel and the expected completion of the Transaction to acquire substantially all of the operations of ArcelorMittal USA, we will be positioned to enhance our offering of a full suite of products encompassing all steps of the iron ore and steel manufacturing process. We will enhance our industry-leading market share in the automotive industry, where our portfolio of high-end products will deliver a broad range of differentiated solutions for this highly sought after customer base.
Both before and after the expected completion of the acquisition of substantially all of the operations of ArcelorMittal USA, our product offering is expected to place heavy emphasis on the high-quality end of the spectrum, compared to other suppliers of steel in the domestic and global marketplace. Since 2015, AK Steel has de-emphasized the marketing of commodity-grade steel such as hot-rolled coil and focused on high-end applications and solutions, emphasizing niche products primarily for the automotive industry, which is well known for its extremely selective buying behavior. The AK Steel expertise, equipment capabilities and delivery reliability differentiate us from what most U.S.-based steelmakers are capable of offering. It also allows for the ability to minimize the pricing influence of volatile market indices with more focus on fixed-price agreements.
We also produce iron ore pellets, the most advanced and sophisticated iron ore product in the marketplace. The major global iron ore producers primarily sell iron ore fines, a commodity-grade product that makes up the vast majority of the seaborne iron ore trade. Our pellets are iron ore fines that have been further processed into homogenous feedstock that allow for enhanced efficiency within a blast furnace, offering steelmakers improved productivity and environmental performance. The sophisticated and tailor-made nature of our pellets allows us to charge a premium when compared to other iron ore products available in the marketplace. Upon the expected completion of the ArcelorMittal USA acquisition, we expect to transfer the vast majority of our pellets on an intercompany basis.
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
Expanding our Customer Base and Product Offering
The completed acquisition of both AK Steel and the pending acquisition of substantially all of the operations of ArcelorMittal USA position us to benefit from a larger and more diverse base of customers, with less overall emphasis on commodity-linked contracts, particularly the Platts 62% Price and Atlantic Basin Pellet Premium. This expansion of our customer base into the automotive industry, as well as other steel consuming manufacturers, is expected to create resiliency by broadening our exposure to several diversified end steel markets. We will now generally supply more advanced steel products than EAF steelmakers, who have gained market share from other blast furnaces on less advanced commodity-grade steels.
We are also seeking to expand our customer base with the rapidly growing and attractive electric vehicle market. At this time, we believe the North American automotive industry is approaching a monumental inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With our unique technical capabilities, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
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
Once operational, we expect our HBI production plant to partially replace the over three million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as the nearly 20 million metric tons of scrap used in the Great Lakes area every year. The Toledo site is in close proximity to over 20 EAFs, giving us a natural competitive freight advantage over import competitors. Not only will our HBI production plant create another outlet for our high-margin pellets, but it also presents an attractive economic opportunity for us. As the only producer of DR-grade pellets in the Great Lakes region and with access to abundant, low-cost natural gas, we will be in a unique position to serve clients in the area and grow our customer base.
The completed acquisition of AK Steel and pending acquisition of substantially all of the operations of ArcelorMittal USA provide other potential outlets for HBI as it can also be used in integrated steel operations to increase productivity and reduce carbon footprint, allowing for more cost efficient and environmentally friendly steelmaking.
Strengthening our Legacy Mining and Pelletizing Business
We are the market-leading iron ore producer in the U.S., supplying differentiated iron ore pellets to major North American blast furnace steel production facilities. We have the unique advantage of being a low-cost, high-quality, iron ore pellet producer with significant transportation and logistics advantages to serve the Great Lakes steel market.
We recognize the importance of our current strong position in the North American blast furnace steel industry, and one of our top priorities is to enhance our Mining and Pelletizing business by continually evaluating opportunities to preserve our customer base, expand our production capacity and increase ore reserve life.
The acquisition of AK Steel is central to providing stability to our Mining and Pelletizing business, as sales to AK Steel accounted for 29% of our iron ore product revenue for the year ended December 31, 2019. The acquisition of AK Steel ensures pellet volume commitments for approximately 6 million long tons of pellets annually in a normalized environment to complement our existing long-term minimum volume pellet offtake agreements with other key integrated steel producers and pellets to be eventually consumed at our Toledo HBI production plant.
The pending Transaction to acquire substantially all of the operations of ArcelorMittal USA would further secure this business by integrating our largest external pellet customer into our business. This is expected to ensure pellet volume commitments of approximately 7 to 9 million long tons annually in a normalized environment. The pending Transaction will also add to our pellet footprint by approximately 8 million long tons of annual capacity, including ArcelorMittal USA’s majority share of the Hibbing mine as well as the Minorca mine. The pellet production from these two mines is also expected to supply pellets to our own blast furnace operations.

Third Quarter 2020 Recent Developments
On September 28, 2020, we entered into the Transaction Agreement with ArcelorMittal S.A., pursuant to which Cliffs will acquire substantially all of the operations of ArcelorMittal USA for an aggregate purchase price of approximately $1.4 billion, consisting of (i) $505 million in cash, (ii) 78,186,671 of our common shares, par value $0.125 per share, and (iii) 583,273 shares of a new series of our Serial Preferred Stock, Class B, without par value, to be designated as the “Series B Participating Redeemable Preferred Stock” at closing. The cash portion of the purchase price is subject to customary working capital and purchase price adjustments.
We expect to complete the Transaction in the fourth quarter of 2020. Completion of the Transaction is subject to various customary closing conditions, including the receipt of required regulatory approvals in identified jurisdictions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, and it is possible that factors outside of our control could result in the Transaction being completed at a later time or not at all. The Transaction Agreement also contains certain termination rights that may be exercised by either us or ArcelorMittal S.A. We plan to complete the Transaction as soon as reasonably practicable following the satisfaction or waiver of all applicable conditions.
COVID-19
    In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified throughout 2020, and many countries, including the United States, took steps to restrict travel, temporarily close businesses and issue quarantine orders. It remains unclear how long and to what degree of severity the economic impact of the COVID-19 pandemic will be felt.
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
We continue to utilize stringent social distancing procedures in our operating facilities, including checking employees’ temperatures and symptoms before entering the workplace each day and deep cleaning our operational facilities. Although we continue to utilize these measures, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to perform their ordinary work functions.
    Although steel and iron ore production have been considered “essential” by the states in which we operate, certain of our facilities and construction activities were temporarily idled during the second quarter of 2020 due primarily to temporarily reduced product demand. Most of these temporarily idled facilities were restarted during the second quarter, and the remaining operations were restarted during the third quarter.
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
    To mitigate the impact of the COVID-19 pandemic, we took a number of steps throughout 2020 to solidify our liquidity position, including issuing $520 million aggregate principal amount of secured debt, adding a $150 million FILO tranche to our ABL facility, idling several facilities both temporarily and permanently, temporarily deferring our Chief Executive Officer’s compensation by 40%, temporarily deferring salaries by up to 20%, temporarily deferring other salaried employee benefits, and temporarily suspending capital expenditures. Lastly, our Board has suspended future dividends, which is a typical cash obligation of approximately $100 million on an annualized basis.
    In light of the sudden onset and unknown impact and duration of the COVID-19 pandemic, our previously released guidance for the fiscal year ending December 31, 2020, should not be relied upon.

Results of Operations - Consolidated
    The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019:
    Revenues
    The following table presents our sales volumes and Revenues by reportable segment:

	(In Millions, Except Sales Tons)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales volume (in thousands):
Steel and Manufacturing (net tons)	1,117	—	1,935	—

Mining and Pelletizing sales (long tons)	4,907	5,750	11,800	13,527
Less: Intercompany sales (long tons)	(1,204)	(346)	(3,028)	(384)
Mining and Pelletizing consolidated sales (long tons)	3,703	5,404	8,772	13,143

Revenues:
Steel and Manufacturing net sales to external customers	$1,261.7	$—	$2,194.3	$—

Mining and Pelletizing net sales[1]	520.3	590.6	1,238.7	1,494.8
Less: Intercompany sales	(136.0)	(35.0)	(335.2)	(39.0)
Mining and Pelletizing net sales to external customers	384.3	555.6	903.5	1,455.8
				—
Total revenues	$1,646.0	$555.6	$3,097.8	$1,455.8
1 Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.
    Revenues increased by $1,090.4 million, or 196.3%, for the three months ended September 30, 2020, compared to the prior-year period. Revenues, including Realization of deferred revenue, increased by $1,642.0 million, or 112.8%, for the nine months ended September 30, 2020, compared to the prior-year period. The increase for the three months ended September 30, 2020 was due to the addition of revenues from our new Steel and Manufacturing segment as a result of the AK Steel acquisition, which was completed on March 13, 2020, and an increase in the realized revenue rates within the Mining and Pelletizing segment, which were partially offset by a decrease in the sales volumes within the Mining and Pelletizing segment. The increase for the nine months ended September 30, 2020 was due to the addition of revenues from our new Steel and Manufacturing segment as a result of the AK Steel acquisition, which was completed on March 13, 2020, and was partially offset by a decrease in the sales volumes and realized revenue rates within the Mining and Pelletizing segment.
    Refer to “– Results of Operations – Segment Information" for additional information regarding the specific factors that impacted revenue during the period.

    Operating Costs
    The following is a summary of Total operating costs:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance Favorable/ (Unfavorable)	2020	2019	Variance Favorable/ (Unfavorable)
Cost of goods sold	$(1,525.4)	$(400.7)	$(1,124.7)	$(3,088.9)	$(1,007.0)	$(2,081.9)
Selling, general and administrative expenses	(59.6)	(25.5)	(34.1)	(149.2)	(82.2)	(67.0)
Acquisition-related costs	(7.5)	—	(7.5)	(68.4)	—	(68.4)
Miscellaneous – net:
Empire idle costs	(3.7)	(5.5)	1.8	(10.7)	(14.8)	4.1
HBI production plant startup costs	(8.0)	(2.0)	(6.0)	(23.0)	(3.9)	(19.1)
Other	(3.8)	(0.3)	(3.5)	(6.8)	(0.3)	(6.5)
Total Miscellaneous – net	(15.5)	(7.8)	(7.7)	(40.5)	(19.0)	(21.5)
Total operating costs	$(1,608.0)	$(434.0)	$(1,174.0)	$(3,347.0)	$(1,108.2)	$(2,238.8)
    Cost of goods sold
    The increases for the three and nine months ended September 30, 2020, were primarily due to the addition of activity from the Steel and Manufacturing segment of $1,239.4 million and $2,345.9 million, respectively, which was unfavorably impacted by temporary idle related costs of approximately $39 million and $149 million, respectively, resulting from the COVID-19 pandemic. Cost of goods sold for the three and nine months ended September 30, 2020 was partially offset by decreases at the Mining and Pelletizing segment of $31.5 million and $45.7 million, respectively, primarily due to a decrease in sales volumes. Mining and Pelletizing segment Cost of goods sold for the three and nine months ended September 30, 2020 included temporary idle related costs of approximately $14 million and $63 million, respectively, resulting from the COVID-19 pandemic.
    Refer to “– Results of Operations – Segment Information” for additional information regarding the specific factors that impacted our operating results during the period.
    Selling, general and administrative expenses
    We had additional Selling, general and administrative expenses for the three and nine months ended September 30, 2020 for costs incurred related to AK Steel, which were partially offset by lower incentive compensation costs.
    Acquisition-related costs
    The Acquisition-related costs for the three and nine months ended September 30, 2020, include severance of $2.4 million and $38.3 million, respectively. Refer to NOTE 3 - ACQUISITION OF AK STEEL for further information on the acquisition.

    Other Income (Expense)
    The following is a summary of Total other expense:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance Favorable/ (Unfavorable)	2020	2019	Variance Favorable/ (Unfavorable)
Interest expense, net	$(68.2)	$(25.3)	$(42.9)	$(167.9)	$(76.5)	$(91.4)
Gain (loss) on extinguishment of debt	—	—	—	132.6	(18.2)	150.8
Other non-operating income (expense):
Net periodic benefit credits (costs) other than service costs component	9.3	(0.3)	9.6	29.9	(0.4)	30.3
Other	0.7	0.6	0.1	1.3	1.7	(0.4)
Total other expense	$(58.2)	$(25.0)	$(33.2)	$(4.1)	$(93.4)	$89.3
    The increases in Interest expense, net were primarily due to the incremental debt associated with the acquisition of AK Steel. These increases were partially offset by an increase in capitalized interest primarily related to construction of the HBI production plant.
    The gain on extinguishment of debt for the nine months ended September 30, 2020 primarily relates to the repurchase of $747.6 million aggregate principal amount of our outstanding senior notes of various series using the net proceeds from the additional $555.2 million 9.875% 2025 Senior Secured Notes issuance and other sources of cash. The nine months ended September 30, 2020 were also impacted by the purchase of $56.5 million aggregate principal amount of 7.50% 2023 AK Senior Notes and $8.5 million aggregate principal amount of 7.625% 2021 AK Senior Notes pursuant to tender offers. Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for further details.
    The increases in net periodic benefit credits (costs) other than service cost component were primarily due to expected return on assets due to the acquisition of AK Steel pension assets and increased asset values for the plans held in 2019. Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further detail on the components of net periodic benefit credits (costs) other than service cost component.
    Income Taxes
    Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions, Except Percentages)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
Income tax benefit (expense)	$22.4	$(4.8)	$27.2	$98.5	$(23.1)	$121.6
Effective tax rate	110.9%	5.0%	105.9%	38.9%	9.1%	29.8%
    The difference in the effective rate and income tax expense from the comparable prior-year periods primarily relates to the mix of income and certain non-deductible transaction related items, as well as discrete items recorded in each period.
    Our 2020 estimated annual effective tax rate before discrete items is 35.5%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deduction for percentage depletion in excess of cost depletion related to our Mining and Pelletizing segment operations, as well as non-deductible transaction costs, executive officers' compensation, global intangible low-taxed income and income of noncontrolling interests for which no tax is recognized. The 2019 estimated annual effective tax rate before discrete items at September 30, 2019 was 9.6%. The increase in the estimated effective tax rate before discrete items is driven by the change in the mix of income, as well as transaction costs and other acquisition-related charges that were incurred only in 2020.

    For the three and nine months ended September 30, 2020, we recorded discrete items that resulted in an income tax benefit of $5.0 million and $8.6 million, respectively. The discrete adjustments are primarily related to the release of uncertain tax positions due to favorable resolution of an international audit issue. The discrete adjustments also include interest on uncertain tax positions and the refunds received during the year of amounts sequestered by the Internal Revenue Service on previously filed AMT credit refund claims. For the three and nine months ended September 30, 2019, we recorded discrete items that resulted in an income tax benefit of $0.5 million and $1.3 million, respectively.
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
    The following table provides a reconciliation of our consolidated Net income (loss) to Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1.9	$90.9	$(154.8)	$229.6
Less:
Interest expense, net	(68.2)	(25.4)	(167.9)	(76.8)
Income tax benefit (expense)	22.4	(4.8)	98.5	(23.1)
Depreciation, depletion and amortization	(72.4)	(22.2)	(183.9)	(63.1)
EBITDA	$120.1	$143.3	$98.5	$392.6
Less:
EBITDA of noncontrolling interests[1]	$16.2	$—	$41.3	$—
Gain (loss) on extinguishment of debt	—	—	132.6	(18.2)
Severance costs	(2.4)	—	(38.3)	(1.7)
Acquisition-related costs excluding severance costs	(5.1)	—	(30.1)	—
Amortization of inventory step-up	(14.6)	—	(74.0)	—
Impact of discontinued operations	(0.3)	(0.8)	—	(1.2)
Adjusted EBITDA	$126.3	$144.1	$67.0	$413.7
1 EBITDA of noncontrolling interests includes $11.9 million and $31.2 million for income and $4.3 million and $10.1 million for depreciation, depletion and amortization for the three and nine months ended September 30, 2020, respectively.

    The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Adjusted EBITDA:
Steel and Manufacturing	$33.3	$(2.1)	$35.4	$(81.8)	$(4.0)	$(77.8)
Mining and Pelletizing	145.3	182.7	(37.4)	309.5	510.7	(201.2)
Corporate and eliminations	(52.3)	(36.5)	(15.8)	(160.7)	(93.0)	(67.7)
Total Adjusted EBITDA	$126.3	$144.1	$(17.8)	$67.0	$413.7	$(346.7)
    Adjusted EBITDA from the Steel and Manufacturing segment for the three months ended September 30, 2020 was positively impacted by pent-up demand from the COVID-19 pandemic, which helped boost automotive production during the third quarter. Despite the positive third quarter results, Adjusted EBITDA for the nine months ended September 30, 2020 was negative as the second quarter of 2020 was unfavorably impacted by decreased customer demand resulting from the COVID-19 pandemic. As a result of the COVID-19 pandemic, we incurred temporary idle related costs resulting from production curtailments of approximately $39 million and $149 million for the three and nine months ended September 30, 2020, respectively. Additionally, Cost of goods sold as a percentage of Revenues for the nine months ended September 30, 2020 was unfavorably impacted by product sales mix primarily due to the COVID-19 pandemic, which resulted in lower sales volumes to automotive customers in the second quarter during the height of the COVID-19 stay-at-home orders and shutdowns.
    Adjusted EBITDA from the Mining and Pelletizing segment for the three months ended September 30, 2020 decreased $37.4 million, compared to the prior-year period, primarily due to lower Revenues of $70.3 million, which was partially offset by lower Cost of goods sold of $31.5 million. The lower Revenues were driven primarily by a decrease in sales volume of 0.8 million long tons due to reduced customer demand associated with the COVID-19 pandemic, which was partially offset by an increase in the average year-to-date realized product revenue rate, predominantly due to Platts 62% Price and lower index freight rates. The lower Cost of goods sold was primarily driven by the decrease in sales volume, which was partially offset by idle costs, excluding idle depreciation, depletion and amortization expense, of $12 million as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic.
    Adjusted EBITDA from the Mining and Pelletizing segment for the nine months ended September 30, 2020 decreased $201.2 million, compared to the prior-year period, primarily due to lower Revenues of $256.1 million, which was partially offset by lower Cost of goods sold of $45.7 million. The lower Revenues were driven primarily by a decrease in sales volume of 1.7 million long tons and a decrease in the average year-to-date realized product revenue rate, predominantly due to lower Atlantic Basin Pellet Premiums and a decrease in the hot-rolled coil steel price. The lower Cost of goods sold was primarily driven by the decrease in sales volume, which was partially offset by idle costs, excluding idle depreciation, depletion and amortization expense, of $52 million as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic.
    Adjusted EBITDA from Corporate and eliminations for the three months ended September 30, 2020 and 2019 includes intercompany profit eliminations for iron ore sales from the Mining and Pelletizing segment to the Steel and Manufacturing segment of $28.6 million and $10.9 million, respectively. Additionally, Adjusted EBITDA from Corporate and eliminations for the three months ended September 30, 2020 and 2019 includes corporate and allocated Selling, general and administrative expenses of $22.9 million and $24.6 million, respectively.
    Adjusted EBITDA from Corporate and eliminations for the nine months ended September 30, 2020 and 2019 includes intercompany profit eliminations for iron ore sales from the Mining and Pelletizing segment to the Steel and Manufacturing segment of $90.3 million and $12.5 million, respectively. Additionally, Adjusted EBITDA from Corporate and eliminations for the nine months ended September 30, 2020 and 2019 includes corporate and allocated Selling, general and administrative expenses of $67.6 million and $77.4 million, respectively.

    Steel and Manufacturing
    The following is a summary of Steel and Manufacturing segment results included in our consolidated financial results for the three and nine months ended September 30, 2020. These results include the AK Steel operations within our Steel and Manufacturing segment subsequent to March 13, 2020.
Flat-Rolled Steel Shipments by Product Category
    The following is a summary of the Steel and Manufacturing segment operating results:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Volumes - In Thousands of Net Tons
Flat-rolled steel shipments	1,117	1,935
Operating Results - In Millions
Revenues	$1,261.7	$2,194.3
Cost of goods sold	$(1,239.4)	$(2,345.9)
Adjusted EBITDA[1]	$33.3	$(81.8)
Selling Price - Per Net Ton
Average net selling price per net ton of flat-rolled steel	$1,006	$1,021
Revenues Attributable to International Customers
Revenues to customers outside the United States (In Millions)	$125.5	$196.4
Revenues to customers outside the United States as a percent of total Steel and Manufacturing revenues	9.9%	9.0%
1 We had negative Adjusted EBITDA for the three and nine months ended September 30, 2019, of $2.1 million and $4.0 million, respectively, for costs incurred at our HBI production plant.
    The following table presents the percentage of revenues to each of our Steel and Manufacturing markets:

	Three Months Ended	Nine Months Ended
Market	September 30, 2020	September 30, 2020
Automotive	73%	64%
Infrastructure and Manufacturing	16%	20%
Distributors and Converters	11%	16%

    Operating Results
    Adjusted EBITDA for the three months ended September 30, 2020 was positive as pent-up demand from the COVID-19 pandemic helped boost automotive production during the quarter. As a result, sales to the automotive market accounted for 73% of Revenues during the third quarter. Cost of goods sold for the three months ended September 30, 2020 was unfavorably impacted by temporary idle related costs of approximately $39 million, driven by the lingering effects of temporarily idled facilities in response to lower customer demand due to the COVID-19 pandemic.
Despite a positive third quarter, which showed significant signs of improvement, Adjusted EBITDA for the nine months ended September 30, 2020 was negative as the second quarter was impacted by decreased customer demand resulting from the COVID-19 pandemic. Cost of goods sold for the nine months ended September 30, 2020 was unfavorably impacted by idle related costs of approximately $149 million, driven by the temporary idling of facilities in response to lower customer demand due to the COVID-19 pandemic. Additionally, Cost of goods sold as a percentage of Revenues was unfavorably impacted by product sales mix primarily due to the COVID-19 pandemic, which resulted in lower sales volumes to our automotive customers in the second quarter during the height of the COVID-19 stay-at-home orders and shutdowns.
    Production
    During the third quarter, certain of our facilities, which were previously temporarily idled in response to the COVID-19 pandemic, including Dearborn Works, Mansfield Works, all Precision Partners stamping facilities and approximately 65% of AK Tube production, were all restarted and resumed production. Dearborn Works hot strip mill, anneal and temper operations and AK Coal remain permanently idled as part of the permanent cost reduction efforts.
Mining and Pelletizing
    The following is a summary of Mining and Pelletizing segment results for the three months ended September 30, 2020 and 2019:

	(In Millions)
	Three Months Ended September 30,
	2020	2019	Change	Percent change
Volumes - In Thousands of Long Tons[1,2]
Sales tons	4,907	5,750	(843)	(14.7)%
Production tons	4,560	5,159	(599)	(11.6)%
Operating Results - In Millions[2]
Revenues	$520.3	$590.6	$(70.3)	(11.9)%
Cost of goods sold	$(393.3)	$(424.8)	$31.5	(7.4)%
Adjusted EBITDA	$145.3	$182.7	$(37.4)	(20.5)%
1 Includes Cliffs' 23% share of the Hibbing mine production.
2 Includes intercompany sales to our Steel and Manufacturing segment of 1,204 thousand long tons and 346 thousand long tons for the three months ended September 30, 2020 and 2019, respectively.

    The following table presents certain operating results on a per ton basis:

	Three Months Ended September 30,
Per Ton Information	2020	2019	Change	Percent change
Realized product revenue rate[1]	$98.06	$95.65	$2.41	2.5%

Cash cost of goods sold rate[1,2]	$68.25	$63.20	$5.05	8.0%
Depreciation, depletion & amortization	3.93	3.62	0.31	8.6%
Total cost of goods sold	$72.18	$66.82	$5.36	8.0%
1 Excludes revenues and expenses related to freight, which are offsetting.
2 Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "–Non-GAAP Reconciliation" for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.
    Adjusted EBITDA decreased by $37.4 million during the three months ended September 30, 2020, compared to the prior-year period, primarily due to the decrease in revenues of $70.3 million, offset partially by the decrease in cost of goods sold of $31.5 million, as discussed below.
Revenues decreased by $68.7 million during the three months ended September 30, 2020, compared to the prior-year period, excluding a decrease in domestic freight of $1.6 million, driven by:
•Lower sales volume of 0.8 million long tons, primarily due to reduced demand as certain customer blast furnaces remained idled in response to the COVID-19 pandemic, which resulted in decreased revenue of $80 million.
•This decrease was offset partially by an increase in the average year-to-date realized product revenue rate of $2.41 per long ton, or 2.5%, during the three months ended September 30, 2020, compared to the prior-year period, which resulted in an increase of $11 million, predominantly due to:
◦An increase in the Platts 62% Price, which positively affected the realized revenue rate by $31 million, or $6 per long ton; and
◦Lower index freight rates, a component in most of our contract pricing formulas, which positively affected the realized revenue rate by $24 million, or $5 per long ton.
◦These increases were offset partially by lower Atlantic Basin Pellet Premiums, which negatively affected the realized revenue rate by $45 million, or $9 per long ton.
    Cost of goods sold decreased $29.9 million during the three months ended September 30, 2020, excluding the domestic freight decrease of $1.6 million, compared to the same period in 2019. This is predominantly due to a decrease in sales volume, as discussed above, of 0.8 million long tons, which resulted in decreased costs of $55 million period-over-period. This was offset partially by idle costs of $14 million as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic, that were incurred during the three months ended September 30, 2020.
    Production
    Production for the three months ended September 30, 2020, decreased 11.6% compared to the same period in 2019, predominantly due to the temporary idling of the Northshore and Hibbing mines in response to the COVID-19 pandemic and resulting decreased customer demand. Both the Northshore and Hibbing mine operations were restarted during the third quarter.

    Mining and Pelletizing
    The following is a summary of Mining and Pelletizing segment results for the nine months ended September 30, 2020 and 2019:

	(In Millions)
	Nine Months Ended September 30,
	2020	2019	Change	Percent change
Volumes - In Thousands of Long Tons[1,2]
Sales tons	11,800	13,527	(1,727)	(12.8)%
Production tons	11,430	14,737	(3,307)	(22.4)%
Operating Results - In Millions[2]
Revenues[3]	$1,238.7	$1,494.8	$(256.1)	(17.1)%
Cost of goods sold	$(987.8)	$(1,033.5)	$45.7	(4.4)%
Adjusted EBITDA	$309.5	$510.7	$(201.2)	(39.4)%
1 Includes Cliffs' 23% share of the Hibbing mine production.
2 Includes intercompany sales to our Steel and Manufacturing segment of 3,028 thousand long tons and 384 thousand long tons for the nine months ended September 30, 2020 and 2019, respectively.
3 Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.
    The following table presents certain operating results on a per ton basis:

	Nine Months Ended September 30,
Per Ton Information	2020	2019	Change	Percent change
Realized product revenue rate[1,3]	$96.98	$103.26	$(6.28)	(6.1)%

Cash cost of goods sold rate[1,2]	$70.87	$64.80	$6.07	9.4%
Depreciation, depletion & amortization	4.85	4.35	0.50	11.5%
Total cost of goods sold	$75.72	$69.15	$6.57	9.5%
1 Excludes revenues and expenses related to freight, which are offsetting.
2 Cash cost of goods sold rate is a non-GAAP financial measure. Refer to "–Non-GAAP Reconciliation" for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP.
3 Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.
    Adjusted EBITDA decreased by $201.2 million during the nine months ended September 30, 2020, compared to the prior-year period, primarily due to the decrease in revenues of $256.1 million, offset partially by the decrease in cost of goods sold of $45.7 million, as discussed below.
    Revenues decreased by $252.3 million during the nine months ended September 30, 2020, compared to the prior-year period, excluding a decrease in domestic freight of $3.8 million, driven by:
•Lower sales volume of 1.7 million long tons, primarily due to reduced demand as customers idled their blast furnaces in response to the COVID-19 pandemic, which resulted in decreased revenue of $177 million; and
•A decrease in the average year-to-date realized product revenue rate of $6.28 per long ton, or 6.1%, during the nine months ended September 30, 2020, compared to the prior-year period, which resulted in a decrease of $76 million, predominantly due to:
◦Lower Atlantic Basin Pellet Premiums, which negatively affected the realized revenue rate by $11 per long ton, or $131 million; and
◦A decrease in the hot-rolled coil steel price, which negatively affected the realized revenue rate by $5 per long ton, or $59 million.

◦These decreases were offset partially by:
▪The Realization of deferred revenue of $35 million, or $3 per long ton, as a result of the termination of the AK Steel iron ore pellet sales agreement;
▪An increase in the Platts 62% Price, which positively affected the realized revenue rate by $31 million, or $3 per long ton; and
▪Lower index freight rates, a component in most of our contract pricing formulas, which positively affected the realized revenue rate by $25 million, or $2 per long ton.
    Cost of goods sold decreased $41.9 million during the nine months ended September 30, 2020, excluding the domestic freight decrease of $3.8 million, compared to the same period in 2019. This is predominantly due to a decrease in sales volume, as discussed above, of 1.7 million long tons, which resulted in decreased costs of $118 million period-over-period. This was offset partially by idle costs of $63 million as a result of the temporary idling of operations in response to reduced customer demand driven by the COVID-19 pandemic, that were incurred during the nine months ended September 30, 2020.
    Production
    Production for the nine months ended September 30, 2020, decreased 22.4% compared to the same period in 2019, predominantly due to the temporary idling of the Tilden, Northshore and Hibbing mines in response to the COVID-19 pandemic and resulting decrease in customer demand.
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
    Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in iron ore and domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations, as well as provide the $505 million of cash required to be paid pursuant to the terms of the Transaction Agreement.
    The following discussion summarizes the significant items impacting our cash flows during the nine months ended September 30, 2020 and 2019 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information. Unless otherwise noted, the following discussion refers to our continuing operations on a stand-alone basis without giving effect to the Transaction.

    Operating Activities
    Net cash used by operating activities was $53.2 million for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $388.1 million for the comparable period in 2019. The increase in cash used by operating activities during the first nine months of 2020, compared to 2019, was due primarily to the slowing economy in connection with the COVID-19 pandemic resulting in reduced customer demand and the need to temporarily idle many of our operations, which had an adverse effect on our operating results.
    Our U.S. cash and cash equivalents balance at September 30, 2020 was $36.6 million, or 66% of our consolidated total cash and cash equivalents balance, excluding cash related to our VIE, of $55.6 million. Additionally, we had a cash balance at September 30, 2020 of $4.4 million classified as part of Other current assets in the Statements of Unaudited Condensed Consolidated Financial Position related to discontinued operations.
    Investing Activities
    Net cash used by investing activities was $1,240.2 million and $449.5 million for the nine months ended September 30, 2020 and 2019, respectively. During the first nine months of 2020, we had net cash outflows of $869.3 million for the acquisition of AK Steel, net of cash acquired. This includes $590.0 million to pay off AK Steel Corporation's former revolving credit facility and $323.6 million to purchase outstanding 7.50% 2023 AK Senior Notes. Additionally, we had capital expenditures including capitalized interest of $378.9 million and $460.7 million for the nine months ended September 30, 2020 and 2019, respectively.
    During the nine months ended September 30, 2020, we had cash outflows, including deposits and capitalized interest, of approximately $270 million for development of the HBI production plant. This compares to net cash outflows, including deposits and capitalized interest, during the first nine months of 2019 of approximately $370 million on development of the HBI production plant and approximately $40 million on the upgrades at Northshore. Additionally, we spent approximately $110 million and $50 million on sustaining capital expenditures during the nine months ended September 30, 2020 and 2019, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
    In response to the COVID-19 pandemic, we temporarily limited our cash used for capital expenditures to critical sustaining capital, but have now resumed growth capital spending, including the restart of Toledo HBI production plant construction in June 2020. The HBI production plant is expected to be completed and begin production in the fourth quarter of 2020. We anticipate total cash used for capital expenditures during the next 12 months to be approximately $440 million, including capitalized interest.
    Financing Activities
    Net cash provided by financing activities was $994.2 million for the nine months ended September 30, 2020, compared to net cash used by financing activities of $366.9 million for the comparable period in 2019. Cash provided by financing activities for the nine months ended September 30, 2020, primarily related to the issuances of $845.0 million aggregate principal amount of 6.75% 2026 Senior Secured Notes, $955.2 million aggregate principal amount of 9.875% 2025 Senior Secured Notes and borrowings of $800.0 million under the ABL Facility. The net proceeds from the initial issuance of $725.0 million aggregate principal amount of the 6.75% 2026 Senior Secured Notes, along with cash on hand, were used to purchase $372.7 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367.2 million aggregate principal amount of 7.50% 2023 AK Senior Notes and to pay for the $44.4 million of debt issuance costs in the first quarter of 2020. The net proceeds from the additional issuance of $555.2 million aggregate principal amount of the 9.875% 2025 Senior Secured Notes were used to repurchase $736.4 million aggregate principal amount of our outstanding senior notes. Additionally, during the nine months ended September 30, 2020, we repaid $400.0 million under the ABL Facility.
    Net cash used by financing activities during the first nine months of 2019 primarily related to the repurchase of 24.4 million common shares for $252.9 million in the aggregate under the $300.0 million share repurchase program. Additionally, we issued $750.0 million aggregate principal amount of 5.875% 2027 Senior Notes, which provided net proceeds of approximately $714 million. The net proceeds from the notes offering, along with cash on hand, were used to redeem in full all of our then-outstanding 4.875% 2021 Senior Notes and to purchase $600.0 million aggregate principal amount of our outstanding 5.75% 2025 Senior Notes pursuant to a tender offer. In total, during the first nine months of 2019, we purchased $724.0 million aggregate principal amount of senior notes for $729.3 million in cash. During the first nine months of 2019, we also made a cash payment of $44.2 million for the final annual installment related to the distribution of Empire partnership equity.

    Additional uses of cash from financing activities during the first nine months of 2020 and 2019, included payments of cash dividends on our common shares of $40.8 million and $45.1 million, respectively.
    We have temporarily suspended future dividend distributions as a result of the COVID-19 pandemic in order to preserve cash during this time of economic uncertainty. We anticipate future uses of cash and cash provided by financing activities during the next 12 months to include opportunistic debt transactions as part of our liability management strategy, such as the transactions that occurred during the first nine months of 2020, in addition to providing supplemental financing to meet cash requirements for business improvement opportunities.
Capital Resources
    The following represents a summary of key liquidity measures:

(In Millions)
September 30, 2020
Cash and cash equivalents	$56.0
Cash and cash equivalents from discontinued operations, included within Other current assets	4.4
Less: Cash and cash equivalents from variable interest entities	(0.4)
Total cash and cash equivalents	$60.0

Available borrowing base on ABL Facility[1]	$1,715.2
Borrowings	(400.0)
Letter of credit obligations	(192.2)
Borrowing capacity available	$1,123.0
1 As of September 30, 2020, the ABL Facility had a maximum borrowing base of $2.0 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
    Our primary sources of funding are cash on hand, which totaled $60.0 million as of September 30, 2020, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $1,183.0 million in liquidity entering the fourth quarter of 2020, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months. In connection with the announced Transaction with ArcelorMittal USA, we have received commitments to increase our existing ABL Facility. Upon completion of the Transaction, ArcelorMittal USA inventories and accounts receivable are expected to further increase the Company’s proforma combined borrowing base, enhancing availability and overall liquidity.
    As of September 30, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
    Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2020. Refer to Exhibit 22.1, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2020 and December 31, 2019.
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
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
    The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	September 30, 2020	December 31, 2019
Current assets	$2,434.3	$891.0
Non-current assets	5,015.8	2,381.8
Current liabilities	(834.5)	(392.9)
Non-current liabilities	(6,099.9)	(2,791.7)

    The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Nine Months Ended
September 30, 2020
Revenues[1]	$2,996.7
Cost of goods sold	(3,039.1)
Loss from continuing operations	(184.9)
Net loss	(183.6)
Net loss attributable to Cliffs shareholders	(183.6)
1 Includes Realization of deferred revenue of $34.6 million for the nine months ended September 30, 2020.
    As of September 30, 2020 and December 31, 2019, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	September 30, 2020	December 31, 2019
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$18.0	$—
Accounts payable	(48.0)	—

Balances with other related parties:
Accounts receivable, net	$91.6	$31.1
Other current assets	58.5	44.5
Accounts payable	(1.2)	—
Other current liabilities	(1.7)	(2.0)
    Additionally, for the nine months ended September 30, 2020, the obligated group had Revenues of $587.5 million and Cost of goods sold of $456.9 million, in each case with other related parties.
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
    Our strategy to address volatile natural gas rates, diesel rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer pricing contracts and supplier purchasing agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs. The following table summarizes the impact of a 10% and 25% change in market price from the September 30, 2020 estimated price on our derivative instruments, thereby impacting our pre-tax income by the same amount.

	(In Millions)
	Positive or Negative Effect on Pre-tax Income
Commodity Derivative	10% Increase or Decrease	25% Increase or Decrease
Natural gas	$8.2	$20.5
Electricity	2.3	5.8
Zinc	1.1	2.6
Other	0.9	1.9
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
Customer Supply Agreement
A supply agreement with one Mining and Pelletizing customer provides for supplemental revenue or refunds based on the hot-rolled coil steel price at the time the iron ore product is consumed in the customer’s blast furnaces. At September 30, 2020, we had derivative assets of $34.5 million, representing the fair value of the pricing factors, based upon the amount of unconsumed long tons and an estimated average hot-rolled coil steel price for the period in which the iron ore is expected to be consumed in the customer's blast furnaces, subject to final pricing at a future date. We estimate that a $75 positive or negative change in the hot-rolled coil steel price realized from the September 30, 2020 estimates would cause the fair value of the derivative instrument to increase or decrease by approximately $22 million, respectively, thereby impacting our consolidated revenues by the same amount. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
    Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
Provisional Pricing Arrangements
    Certain of our customer supply agreements specify provisional price calculations, where the pricing mechanisms generally are based on market pricing, with the final revenue rate based on market inputs at a specified point in time in the future, per the terms of the supply agreements. At September 30, 2020, we had derivative assets of $26.9 million and derivative liabilities of $0.3 million, reflected as part of our revenue, representing the fair value of the provisional price calculations. We estimate that a positive or negative $10 change in fourth quarter pricing from management's estimate of the Platts 62% Price would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $11 million, respectively. Additionally, we estimate that a positive or negative $10 change in fourth quarter pricing from management's estimate of the Atlantic Basin Pellet Premium would cause the fair value of the net derivative instrument position for provisional pricing arrangements to increase or decrease by approximately $8 million, respectively. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations.
    Foreign Currency Exchange Rate Risk
    Exchange rate fluctuations affect a portion of Precision Partner's operating costs, reported within the Steel and Manufacturing segment, that are denominated in Canadian dollars, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. At September 30, 2020, we had outstanding option and forward currency contracts with a total contract value of $29.3 million for the purchase of Canadian dollars. Based on the contracts outstanding at September 30, 2020, a 10% change in the U.S. dollar-to-Canadian dollar exchange rate would result in a pre-tax impact of $1.5 million on the fair value of these contracts, which would offset the effect of a change in the exchange rate on the underlying operating costs. Refer to NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for further information.
    Valuation of Goodwill and Other Long-Lived Assets
    We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested on a qualitative basis for impairment at the reporting unit level on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. As necessary, should our qualitative test indicate impairment, we perform a quantitative test to determine the amount of impairment, if any, to the carrying value of the reporting unit and its associated goodwill.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and if a quantitative assessment is deemed necessary in determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. Assessing the recoverability of our goodwill requires significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit including, among other things, estimates related to forecasts of future revenues, expected EBITDA, expected capital expenditures and working capital requirements, which are based upon our long-range plan estimates. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions and other factors. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.
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
    A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. While we concluded that an event triggering the need for an impairment assessment did not occur during the nine months ended September 30, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions that would indicate that the carrying value of our asset groups may not be recoverable.

    Interest Rate Risk
    Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. Additionally, we have outstanding IRBs with fixed and variable rates. As of September 30, 2020, we had $400.0 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the current borrowing level would result in a change of $4.1 million to interest expense on an annual basis.
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
Forward-Looking Statements
    This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect our future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:
•severe financial hardship, bankruptcy, temporary or permanent shutdowns or operational challenges, due to the ongoing COVID-19 pandemic or otherwise, of one or more of our major customers, including customers in the automotive market, key suppliers or contractors, which, among other adverse effects, could lead to reduced demand for our products, increased difficulty collecting receivables, and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;
•uncertainty and weaknesses in global economic conditions, including downward pressure on prices caused by the COVID-19 pandemic, oversupply of imported products, reduced market demand and risks related to U.S. government actions with respect to Section 232, the USMCA and/or other trade agreements, treaties or policies;
•uncertainties associated with the highly competitive and highly cyclical steel industry and reliance on the demand for steel from the automotive industry;
•continued volatility of steel and iron ore prices and other trends, which may impact the price-adjustment calculations under certain of our sales contracts;
•our ability to cost-effectively achieve planned production rates or levels, including at our HBI production plant currently under construction;
•our ability to successfully identify and consummate any strategic investments or development projects, including our HBI production plant;
•the impact of our steelmaking customers reducing their steel production due to the COVID-19 pandemic, or increased market share of steel produced using methods other than those used by our customers, or increased market share of lighter-weight steel alternatives, including aluminum;
•our ability to maintain adequate liquidity, our level of indebtedness and the availability of capital could limit cash flow available to fund working capital, planned capital expenditures, acquisitions, and other general corporate purposes or ongoing needs of our business;
•our actual economic iron ore reserves or reductions in current mineral estimates, including whether any mineralized material qualifies as a reserve;
•our ability to successfully diversify our product mix and add new customers;

•the outcome of any contractual disputes with our customers, joint venture partners or significant energy, material or service providers or any other litigation or arbitration;
•problems or uncertainties with sales volume or mix, productivity, transportation, environmental liabilities, employee-benefit costs and other risks of the steel and mining industries;
•impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;
•our ability to maintain appropriate relations with unions and employees;
•the ability of our customers, joint venture partners and third-party service providers to meet their obligations to us on a timely basis or at all;
•events or circumstances that could impair or adversely impact the viability of a production plant or mine and the carrying value of associated assets, as well as any resulting impairment charges;
•uncertainties associated with natural disasters, weather conditions, unanticipated geological conditions, supply or price of energy, equipment failures, infectious disease outbreaks and other unexpected events;
•adverse changes in interest rates, foreign currency rates and tax laws;
•the potential existence of significant deficiencies or material weakness in our internal control over financial reporting;
•our ability to realize the anticipated benefits of the Merger and to successfully integrate the businesses of AK Steel into our existing businesses, including uncertainties associated with maintaining relationships with customers, vendors and employees, as well as realizing additional future synergies;
•additional debt we assumed or issued in connection with the Merger, as well as additional debt we incurred in connection with enhancing our liquidity during the COVID-19 pandemic, may negatively impact our credit profile and limit our financial flexibility;
•changes in the cost of raw materials and supplies;
•supply chain disruptions or poor quality of raw materials or supplies, including scrap, coal, coke and alloys;
•disruptions in, or failures of, our information technology systems, including those related to cybersecurity;
•unanticipated costs associated with healthcare, pension and OPEB obligations;
•the completion of the Transaction on the anticipated terms and timing or at all, including the receipt of regulatory approvals and anticipated tax treatment;
•our ability to integrate ArcelorMittal USA's businesses and our existing businesses successfully and to achieve anticipated synergies from the Transaction;
•business and management strategies for the maintenance, expansion and growth of the combined company's operations following the consummation of the Transaction;
•potential litigation relating to the Transaction that could be instituted against us or our officers and directors;
•disruptions from the proposed Transaction that have the potential to harm our or ArcelorMittal USA's businesses, including current plans and operations;
•our ability to retain and hire key personnel, including within the ArcelorMittal USA businesses following the completion of the Transaction;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction; and

•additional debt we incur, or other proposed financing transactions we may enter into, in connection with the Transaction may negatively impact our credit profile and limit our financial flexibility.
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

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$393.3	$424.8	$987.8	$1,033.5
Less:
Freight	39.1	40.6	94.3	98.0
Depreciation, depletion & amortization	19.3	20.8	57.2	58.9
Cash cost of goods sold	$334.9	$363.4	$836.3	$876.6
    Refer to "–Results of Operations – Segment Information" above for a reconciliation of the non–GAAP measure, Adjusted EBITDA.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

    The Company acquired AK Steel during March 2020. We are currently integrating the processes and internal controls of AK Steel. Except for the AK Steel acquisition, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
    We have described the material pending legal proceedings to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020. Additional information for this item relating to certain environmental and other contingencies may be found in NOTE 18 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors
    We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and the additional risk factors presented below update and supplement that disclosure.
RISKS RELATED TO THE PROPOSED TRANSACTION
The Transaction Agreement may be terminated in accordance with its terms and the Transaction may not be completed.
The Transaction Agreement contains a number of conditions that must be satisfied or waived in order to complete the Transaction. Those conditions include, among others:
•the receipt of required regulatory approvals in the United States, Germany and Austria;
•the absence of any governmental order or law prohibiting the consummation of the Transaction;
•the accuracy of our and ArcelorMittal S.A.’s respective representations and warranties under the Transaction Agreement (subject to the materiality standards set forth in the Transaction Agreement);
•the performance by us and ArcelorMittal S.A. of our respective obligations under the Transaction Agreement in all material respects;
•the receipt of consents and/or waivers under certain joint venture agreements to which ArcelorMittal USA is a party; and
•the absence of a material adverse effect (as described in the Transaction Agreement) on us or ArcelorMittal S.A.
These conditions to the closing of the Transaction may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may be delayed or may not be completed.
In addition, if the Transaction is not completed by June 28, 2021 (subject to either party being entitled to extend the date by three months (or such other period as the parties may agree in writing) if required antitrust approvals have not yet been obtained or there is an impediment under any antitrust law), either party may choose not to proceed with the Transaction. The parties can mutually decide to terminate the Transaction Agreement at any time.
Failure to complete the Transaction could negatively impact the price of our common shares as well as our future business and financial results.
If the Transaction is not completed for any reason, our business and financial results may be adversely affected, including as follows:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common shares;
•the manner in which customers, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for new business or obtain renewals in the marketplace more broadly;

•we may experience negative reactions from employees, which may adversely affect, among other things, productivity and occupational safety; and
•we will have expended significant time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may be adversely affected.
We are subject to business uncertainties while the Transaction is pending, which could adversely affect our business.
Uncertainty about the effect of the Transaction on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Transaction is completed and for a period of time thereafter, and could cause our suppliers, customers and others that deal with us to seek to change their existing business relationships with us.
The Transaction may be less accretive than expected, or may be dilutive, to our earnings per share, which may negatively affect the market price of our common shares.
The Transaction may be less accretive than expected, or may be dilutive, to our earnings per share. Estimates of our earnings per share in the future are based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:
•adverse changes in market conditions;
•commodity prices for iron ore and steel;
•production levels;
•operating results;
•competitive conditions;
•laws and regulations affecting the iron ore and steel businesses;
•capital expenditure obligations;
•higher than expected integration costs;
•lower than expected synergies;
•adverse changes to the value or timing of liabilities we would assume in connection with the Transaction; and
•general economic conditions.
Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common shares to decline.
Following completion of the proposed Transaction, our debt may limit our financial flexibility.
As of September 30, 2020, we had $4.5 billion of outstanding indebtedness, including amounts drawn under our ABL Facility. In connection with entering into the Transaction Agreement, we have obtained commitments to increase our ABL Facility. Although the receipt of such financing is not a condition to the closing of the Transaction, the unavailability of such financing could adversely impact the financial condition and liquidity of the combined company.
Any increase in our indebtedness, including any issuance of long-term debt or any additional amounts drawn under our ABL Facility, could have adverse effects on our financial condition and results of operations, including:
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and industry;
•limiting our ability to borrow additional funds; and

•requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other purposes.
In addition, in connection with executing our business strategies following the Transaction, we expect to continue to evaluate the possibility of acquiring additional assets and making further strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. Our ability to arrange any additional financing for the purposes described above or otherwise will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain such financing on acceptable terms or at all.
We will assume substantial pension and OPEB liabilities associated with ArcelorMittal USA following the completion of the Transaction, and future funding obligations related to these liabilities could restrict cash available for our operations, capital expenditures or other business purposes, or require us to borrow additional funds.
Following the completion of the proposed Transaction, we will assume substantial funded and unfunded pension and OPEB liabilities related to the employees of ArcelorMittal USA who become employees of the Company as well as certain former employees and/or retirees of ArcelorMittal USA and its predecessor companies. Funding obligations with respect to pension and OPEB plans are affected directly by the value of plan assets, the projected and actual rate of return on plan assets, and the actuarial assumptions used to measure such pension and OPEB plan obligations, including the rate at which future obligations are discounted. Continued volatility in the capital markets may have a further negative impact on the funded status of certain pension and OPEB liabilities associated with ArcelorMittal USA that we will assume following the completion of the proposed Transaction, which may in turn increase attendant funding obligations. Further, changing market or economic conditions, regulatory changes or other factors may require us to make substantial cash contributions to such pension and OPEB plans in the future, preventing the use of cash for other purposes and adversely affecting our liquidity. In the event we are unable to fund these pension and OPEB obligations through cash from operations, we may be required to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.
We will incur significant transaction costs and other integration-related costs in connection with the Transaction, which may be in excess of those anticipated by us.
We expect to continue to incur a number of non-recurring costs associated with completing the Transaction, transitioning the operations of ArcelorMittal USA from ArcelorMittal S.A. to Cliffs, and achieving anticipated synergies. These fees and costs have been, and will continue to be, substantial. We anticipate that the substantial majority of non-recurring expenses will consist of costs relating to completing the Transaction and include, among others, fees paid to financial, legal and accounting advisors, employee retention costs, severance, change of control and benefit costs, and filing fees.
We also anticipate incurring transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs, as well as reimbursing ArcelorMittal S.A. for certain costs incurred for a period of time after the completion of the Transaction for transition services provided to us with respect to the acquired business. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Transaction and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all. In addition, many of these costs will be borne by us even if the Transaction is not completed.
The Company, ArcelorMittal S.A. or their respective directors and officers may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay completion of the Transaction.
Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors and officers when companies enter into agreements for transactions similar to those contemplated by the Transaction Agreement, and such lawsuits may be brought against us, ArcelorMittal S.A. or our respective directors and officers in connection with the Transaction Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction, then that injunction may delay completion of the Transaction, which may adversely affect our business, financial position and results of operations. Currently, we are not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Transaction.
Even if we complete the proposed Transaction, we may fail to realize all of the anticipated benefits of the Transaction, and our integration of ArcelorMittal USA may not be as successful as anticipated.
The success of the Transaction will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with ArcelorMittal USA’s businesses. The anticipated benefits and cost savings of the Transaction may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies, and significant long-term cash flow generation, may not be realized. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Transaction and/or ArcelorMittal USA’s businesses that were not discovered in the course of performing due diligence.
The Transaction involves numerous operational, strategic, financial, accounting, legal, tax and other functions, systems and management controls that must be integrated. We expect to enter into an intellectual property license agreement, steel supply agreement and transition services agreement with ArcelorMittal S.A. to facilitate our operation of ArcelorMittal USA following the closing of the Transaction. If ArcelorMittal S.A. were unable or unwilling to perform its obligations under these agreements in a timely and efficient manner, or if these agreements were to terminate unexpectedly and we are not able to enter into replacement arrangements on acceptable terms or at all, then our integration of ArcelorMittal USA may take longer and be more costly than anticipated.
In addition, we are still in the process of integrating AK Steel’s businesses with our historical businesses, and if the Transaction is completed as planned, we will begin the process of integrating ArcelorMittal USA’s businesses, as well. The process of concurrently integrating both AK Steel’s and ArcelorMittal USA’s businesses with our historical businesses may present additional challenges. Difficulties in integrating the companies may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Following completion of the Transaction, we may also experience challenges associated with managing the larger, more complex, integrated businesses. The integration process may result in the loss of key employees, the disruption of ongoing businesses, or inconsistencies in standards, controls, procedures and policies.
Following completion of the proposed Transaction, ArcelorMittal S.A. will be a significant shareholder of the Company, which may limit the ability of other shareholders to influence corporate decisions.
Under the Transaction Agreement, we will issue approximately 78 million of our common shares to ArcelorMittal S.A. in connection with the closing of the Transaction. As a result, following completion of the Transaction, ArcelorMittal S.A. will beneficially own approximately 16.4% of our outstanding common shares (based on the number of our outstanding common shares as of October 22, 2020). Although ArcelorMittal S.A. will be subject to certain restrictions and requirements under an Investor Rights Agreement with respect to its ownership and voting of our common shares following the closing of the Transaction, at such a level of beneficial ownership, ArcelorMittal S.A. may be able to exert significant influence over us and actions requiring the approval of our common shareholders.
Following completion of the proposed Transaction, the market price of our common shares may decline in the future as a result of the sale of our common shares held by ArcelorMittal S.A. or our current shareholders.
We will enter into an Investor Rights Agreement with ArcelorMittal S.A. in connection with the closing of the Transaction, which will initially limit ArcelorMittal S.A. and its affiliates' ability to sell our common shares held by them. Specifically, the Investor Rights Agreement will provide that, without our written consent, ArcelorMittal S.A. will not, and will cause its affiliates not to, directly or indirectly, in one or more transactions, sell, assign or otherwise encumber, whether pursuant to a loan, pledge or otherwise, through swap or hedging transactions or otherwise (each, a “Transfer”), (i) any of our common shares for a period ending on the six-month anniversary of the effective date of the Investor Rights Agreement and (ii) 50% or more, in the aggregate, of the number of our common shares held by ArcelorMittal S.A. and its affiliates during the period commencing on the six-month anniversary of the effective date of the Investor Rights Agreement and ending on the first anniversary of the effective date of the Investor Rights Agreement. On and following the one-year anniversary of the effective date of the Investor Rights Agreement, ArcelorMittal S.A. and its affiliates will be permitted to Transfer 100% of our common shares held by them, subject to certain restrictions on Transfers to persons whose beneficial ownership of our common shares following any such Transfer would exceed 5% or 10% of the then-outstanding common shares.

Other shareholders may also seek to sell our common shares held by them following, or in anticipation of, completion of the Transaction. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of our common shares, may affect the market for, and the market price of, our common shares in an adverse manner.
The ability to use our pre-Transaction net operating loss (“NOL”) carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.
If a corporation undergoes an “ownership change” within the meaning of Section 382 of the IRC, the corporation’s NOL carryforwards and certain other tax attributes arising before the “ownership change” are subject to limitations after the “ownership change.” An “ownership change” under Section 382 of the IRC generally occurs if one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increase their ownership in the aggregate by more than 50 percentage points over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last “ownership change.” If an “ownership change” were to occur, Section 382 of the IRC would impose an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes the corporation could use to reduce its taxable income, potentially increasing and accelerating the corporation’s liability for income taxes, and also potentially causing tax attributes to expire unused. The amount of the annual limitation is determined based on a corporation’s value immediately prior to the ownership change.
The Transaction as currently structured is not expected to result in us succeeding to any material amount of ArcelorMittal USA NOLs for U.S. federal and state tax purposes.
As of December 31, 2019, we had U.S. federal NOL carryforwards of approximately $2.0 billion and state NOL carryforwards of approximately $1.5 billion. Our ability to utilize the $2.0 billion U.S. federal NOL carryforwards may be limited if we experience an “ownership change” under Section 382 of the IRC. Similar rules with respect to the $1.5 billion state NOL carryforwards may apply under state tax laws. The rules for determining whether we will experience an “ownership change” as a result of the Transaction requires a complex analysis that must take into account, among other facts, certain sales of our common shares over which we may have no control. Based on such rules, and certain facts that may require certain assumptions, we do not expect to experience an "ownership change" solely as a result of the Transaction. However, the issuance of our common shares to ArcelorMittal S.A. in the Transaction, in conjunction with other issuances or sales of our common shares (including certain transactions involving our common shares that are outside of our control), could cause us to experience an “ownership change.” Subsequent “ownership changes” may further affect the limitation in future years, and similar rules may also apply under state and foreign tax laws.
Consequently, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which, in addition to increasing our U.S. federal income tax liability, could adversely affect our share price, financial condition, results of operations and cash flows.
Following completion of the proposed Transaction, we may record tangible and intangible assets, including goodwill, that could become impaired and result in material non-cash charges to our results of operations in the future.
The Transaction will be accounted for as an acquisition by us in accordance with GAAP. Under the acquisition method of accounting, the assets of ArcelorMittal USA will be recorded, as of completion of the Transaction, at their respective fair values and added to our assets. Our reported financial condition and results of operations for periods after completion of the Transaction will reflect ArcelorMittal USA balances and results after completion of the Transaction but will not be restated retroactively to reflect the historical financial position or results of operations of ArcelorMittal USA for periods prior to the Transaction.
Under the acquisition method of accounting, the total purchase price will be allocated to ArcelorMittal USA’s tangible assets and identifiable intangible assets based on their fair values as of the date of completion of the Transaction. The excess, if any, of the purchase price over those fair values will be recorded as goodwill. To the extent the value of tangible or intangible assets, including goodwill, becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Completion of the proposed Transaction may trigger change in control or other provisions in certain agreements to which ArcelorMittal USA is a party, including those governing its joint ventures.

The completion of the Transaction may trigger change in control or other provisions in certain agreements to which ArcelorMittal USA is a party and to which the combined company will be subject following the Transaction. These include agreements governing ArcelorMittal USA’s joint ventures. If we are unable to obtain consents to the Transaction from the counterparties or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, which may include terminating the agreements, seeking monetary damages, or buying or selling joint venture ownership interests. Even if we are able to obtain consents or negotiate waivers, the counterparties may require consideration for granting such consents or waivers or seek to renegotiate the agreements on terms less favorable to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
    The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2020	14,148	$5.76	—	$—
August 1 - 31, 2020	22,201	$6.76	—	$—
September 1 - 30, 2020	758	$5.18	—	$—
Total	37,107	$6.34	—	—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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

Exhibit Number	Exhibit
2.1	*Transaction Agreement by and between Cleveland-Cliffs Inc. and ArcelorMittal S.A., dated as of September 28, 2020 (filed herewith).
3.1	Fourth Amended Articles of Incorporation of Cleveland-Cliffs Inc., as filed with the Secretary of State for the State of Ohio on September 25, 2020 (filed as Exhibit 3.2 to Cliffs’ Form 8-K on September 28, 2020 and incorporated herein by reference).
22.1	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 4.875% 2024 Senior Secured Notes, the 5.75% 2025 Senior Notes, the 6.375% 2025 Senior Notes, the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes and the 9.875% 2025 Senior Secured Notes issued by Cleveland-Cliffs Inc. (filed as Exhibit 22.1 to Cliffs’ Form 10-Q for quarterly period ended June 30, 2020 and incorporated herein by reference).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 23, 2020 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of October 23, 2020 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 23, 2020 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 23, 2020 (filed herewith).
95	Mine Safety Disclosures (filed herewith).
101	The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	October 23, 2020