Form 10-K
period 2020-12-31
CLEVELAND-CLIFFS INC.
filed 2021-02-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐           No  ☒
As of June 30, 2020, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $5.52 per share as reported on the New York Stock Exchange — Composite Index, was $2,171,029,299 (excluded from this figure are the voting shares beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 498,885,558 as of February 24, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2021 annual meeting of shareholders are incorporated by reference into Part III.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency.

Abbreviation or acronym	Term
2012 Amended Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan, as amended or amended and restated from time to time
A&R 2015 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan
ABL Amendment	Second Amendment to Asset-Based Revolving Credit Agreement, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Acquisitions	The AK Steel Merger and AM USA Transaction, together
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, severance, acquisition-related costs, amortization of inventory step-up, impacts of discontinued operations and intersegment corporate allocations of selling, general and administrative costs
AG	Autogenous grinding
AHSS	Advanced high-strength steel
AK Coal	AK Coal Resources, Inc., an indirect, wholly owned subsidiary of AK Steel, and related coal mining assets
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AK Steel Merger	The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cleveland-Cliffs Inc., subject to the terms and conditions set forth in the Merger Agreement, consummated on March 13, 2020
AK Steel Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cleveland-Cliffs Inc., AK Steel and Merger Sub
AM USA Transaction	The acquisition of ArcelorMittal USA, consummated on December 9, 2020, and the entry into the ABL Amendment, together
AM USA Transaction Agreement	Transaction Agreement, dated as of September 28, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal S.A.
AMT	Alternative minimum tax
AOCI	Accumulated other comprehensive income (loss)
APBO	Accumulated postretirement benefit obligation
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, and Kote and Tek, collectively
ASC	Accounting Standards Codification
ASTM	American Society for Testing and Materials
ASU	Accounting Standards Update
BART	Best available retrofit technology
BNSF	Burlington Northern Santa Fe, LLC
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFR	Cost and freight
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
Compensation Committee	Compensation and Organization Committee of the Board
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Directors’ Plan	Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
DR-grade	Direct reduction-grade
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EDC Revolving Facility	Credit Facility Agreement, dated November 9, 2020, among Export Development Canada and Cleveland-Cliffs Inc.'s indirect, wholly owned subsidiaries, Fleetwood Metal Industries Inc. and The Electromac Group Inc.
EGLE	Michigan Department of Environment, Great Lakes and Energy

Abbreviation or acronym	Term
Empire	Iron ore mining property owned by Empire Iron Mining Partnership, an indirect, wholly owned subsidiary of Cliffs
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FeT	Total iron
FILO	First-in, last-out
FIP	Federal implementation plan
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
Former ABL Facility	Amended and Restated Syndicated Facility Agreement, dated as of March 30, 2015, among Cleveland-Cliffs Inc., the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, as amended and restated as of February 28, 2018, and as further amended, which was terminated on March 13, 2020 in connection with entering into the ABL Facility
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
H/EV	Hybrid/electric vehicle
HBI	Hot briquetted iron
Hibbing	Iron ore mining property owned by Hibbing Taconite Company, an unincorporated joint venture between subsidiaries of Cliffs and U.S. Steel
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
IRC	U.S. Internal Revenue Code of 1986, as amended
IT	Information technology
Kote and Tek	I/N Kote L.P. (n/k/a Cleveland-Cliffs Kote L.P.) and I/N Tek L.P. (n/k/a Cleveland-Cliffs Tek L.P.), former joint ventures between subsidiaries of the former ArcelorMittal USA LLC and Nippon Steel Corporation
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
Long ton	2,240 pounds
LS&I	Lake Superior & Ishpeming Railroad Company
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the AK Steel Merger
Metric ton	2,205 pounds
Minorca	Iron ore mining property owned by Cleveland-Cliffs Minorca Mine Inc. (f/k/a ArcelorMittal Minorca Mine Inc.), an
indirect, wholly owned subsidiary of Cliffs acquired in connection with the AM USA Transaction
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
NOL	Net operating loss
NOVs	Notices of violations
NOx	Nitrogen oxide
NOES	Non-oriented electrical steel
Northshore	Iron ore mining property owned by Northshore Mining Company, a direct, wholly owned subsidiary of Cliffs
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
NYSE	New York Stock Exchange
OPEB	Other postretirement benefits
OSHA	Occupational Safety and Health Administration
PBO	Projected benefit obligation
PHS	Press-hardened steel
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
PPI	Producer Price Indices
Precision Partners	PPHC Holdings, LLC, an indirect, wholly owned subsidiary of AK Steel, and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
RCRA	Resource Conservation and Recovery Act
RI/FS	Remedial Investigation/Feasibility Study

Abbreviation or acronym	Term
ROM	Run-of-mine coal
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962
Securities Act	Securities Act of 1933, as amended
SIP	State Implementation Plan
STRIPS	Separate Trading of Registered Interest and Principal of Securities
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Tilden	Iron ore mining property owned by Tilden Mining Company L.C., an indirect, wholly owned subsidiary of Cliffs
TMDL	Total maximum daily load
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
TSR	Total shareholder return
Tubular Components	Cleveland-Cliffs Tubular Components LLC (f/k/a AK Tube LLC), an indirect, wholly owned subsidiary of AK Steel
United Taconite	Iron ore mining property owned by United Taconite LLC, an indirect, wholly owned subsidiary of Cliffs
U.S.	United States of America
U.S. Steel	U.S. Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
USMCA	United States-Mexico-Canada Agreement
USW	United Steelworkers
VEBA	Voluntary employee benefit association trusts
VIE	Variable interest entity

PART I

Item 1.	Business
Introduction
Cliffs is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest supplier of iron ore pellets in North America. In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business with quality-focused steel production and emphasis on the automotive end market. Our fully integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate and long steel products; as well as carbon and stainless steel tubing, hot and cold stamping and tooling. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our mining, steel and downstream manufacturing operations in the United States and Canada.
On March 13, 2020, we completed the acquisition of AK Steel, a leading producer of flat-rolled carbon, stainless and electrical steel products. These operations consist primarily of seven steelmaking and finishing plants, two cokemaking operations, three tube manufacturing plants and ten tooling and stamping operations. The Tubular Components and Precision Partners businesses provide customer solutions with carbon and stainless steel tubing products, die design and tooling, and hot- and cold-stamped components.
On December 9, 2020, we completed the acquisition of ArcelorMittal USA. These operations include six steelmaking facilities, eight finishing facilities, two iron ore mining and pelletizing operations, one coal mining complex and three cokemaking operations. These assets build upon our existing high-end steelmaking and raw material capabilities, and also open up new markets to us. The combination provides us additional scale and technical capabilities necessary in a competitive and increasingly quality-focused marketplace.
Competitive Strengths
As the largest flat-rolled steel producer in North America, we benefit from having the size and scale necessary in a competitive, capital intensive business. Our sizeable operating footprint provides us with the operational leverage, flexibility and cost performance to achieve competitive margins throughout the business cycle. We also have a unique vertically integrated profile, which begins at the mining stage and goes all the way through the manufacturing of steel products, including stamping, tooling and tubing. This positioning gives us both lower and more predictable costs throughout the supply chain and more control over both our manufacturing inputs and our end product destination.
Our legacy business of producing iron ore pellets, our primary steelmaking raw material input, is another competitive advantage. Mini-mills (producers using EAFs) comprise about 70% of steel production in the U.S. Their primary iron input is scrap metal, which has unpredictable and often volatile pricing. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost, and not subject to factors outside of our control.
We are also the largest supplier of automotive-grade steel in the U.S. Compared to other steel end markets, automotive steel is generally higher quality and more operationally and technologically intensive to produce. As such, it often generates higher through-the-cycle margins, making it a desirable end market for the steel industry. With our continued technological innovation, as well as leading delivery performance, we expect to remain the leader in supplying this industry.
We offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of this offering includes AHSS, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, tinplate, GOES, NOES, stainless steels, tool & die, stamped components, rail and slabs. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are the first and the only supplier of HBI in the Great Lakes region. Construction of our Toledo, Ohio, direct reduction plant was completed in the fourth quarter of 2020. From this modern plant, we offer a high-quality scrap and pig iron alternative to the several EAFs in the region. Previously, ore-based metallics that compete with our HBI had to be imported from locations like Russia, Ukraine and Brazil. With growing EAF capacity in the U.S. and increasing tightness in the scrap market, we expect our Toledo direct reduction plant to generate healthy margins for us going forward.
Strategy
Optimizing Our Fully-Integrated Steelmaking Footprint
We have transformed into a fully-integrated steel enterprise with the size and scale to achieve improved through-the-cycle margins and are the largest flat-rolled steel producer in North America.
Now that the AM USA Transaction is completed, our focus is on the integration of these facilities within our footprint. These assets build upon our existing high-end steelmaking and raw material capabilities, and also open up new markets to us. The combination provides us the additional scale and technical capabilities necessary in a competitive and increasingly quality-focused marketplace. We have ample opportunities to implement improvements in logistics, procurement, utilization and quality.
We expect the AM USA Transaction to improve our production capabilities, flexibility, and cost performance. We have identified approximately $150 million of potential cost synergies through asset optimization, economies of scale, and duplicative overhead savings. The AM USA Transaction also enhances optionality for future production of merchant pig iron to complement our HBI offering in the metallics space.
Maximizing Our Commercial Strengths
With the Acquisitions completed, we now have enhanced our offering to a full suite of flat steel products encompassing all steps of the steel manufacturing process. We have increased our industry-leading market share in the automotive sector, where our portfolio of high-end products will deliver a broad range of differentiated solutions for this highly sought after customer base.
We believe we have the broadest flat steel product offering in North America, and can meet customer needs from a variety of end markets and quality specifications. We have several finishing and downstream facilities with advanced technological capabilities. We also pride ourselves on our excellent delivery performance, which provides us opportunities to augment our relationships with current customers given our reputation as a reliable supplier.
We are also proponents of the “value over volume” approach in terms of steel supply. We take our leadership role in the industry very seriously and intend to manage our steel output in a responsible manner.
Expanding to New Markets
Our Toledo direct reduction plant allows us to offer another unique, high-quality product to discerning raw material buyers. EAF steelmakers primarily use scrap for their iron feedstock, and our HBI offers a sophisticated alternative with less impurities, allowing other steelmakers to increase the quality of their respective end-steel products and reduce reliance on imported metallics.
The completed Acquisitions provide other potential outlets for HBI, as it can also be used in our integrated steel operations to increase productivity and help to reduce carbon footprint, allowing for more cost efficient and environmentally friendly steelmaking.
We are also seeking to expand our customer base with the rapidly growing and desirable electric vehicle market. At this time, we believe the North American automotive industry is approaching a monumental inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With our unique technical capabilities, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
Improving Financial Flexibility
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand any negative demand or pricing pressure we may encounter. As such, our top priority for the allocation of our free cash flow is to improve our balance sheet via the reduction of long-term debt. During the COVID-19 pandemic, we were able to issue secured debt to provide insurance capital through the uncertain industry conditions that the pandemic caused. Now that business conditions have improved and we expect to generate healthy free cash flow during 2021, we have the ability to lower our long-term debt balance.

Our stated initial target will be to reduce total debt to less than three times our annual Adjusted EBITDA. We will continue to review the composition of our debt, as we are interested in both extending our maturity profile and increasing our ratio of unsecured debt to secured debt, which we demonstrated by executing a series of favorable debt and equity capital markets transactions during February 2021, as described under Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Enhance our Environmental Sustainability
As the Company transforms, our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. As a result, we are continuing Cliffs’ proactive approach by announcing our plan to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct) and Scope 2 (indirect) GHG emission reductions across all of our operations.
Prior to setting this goal with our newly acquired steel assets, we exceeded our previous 26% GHG reduction target at our legacy facilities six years ahead of our 2025 goal. In 2019, we reduced our combined Scope 1 and Scope 2 GHG emissions by 42% on a mass basis from 2005 baseline levels. Our goal is to further reduce those emissions in coming years.
Additionally, many of our steel assets have improved plant and energy efficiency through participation in programs like the U.S. Department of Energy’s Better Plants program and the EPA’s Energy Star program. With our longstanding focus on plant and energy efficiency, we aim to build on our previous successes across our newly integrated enterprise.
Our GHG reduction commitment is based on executing the following five strategic priorities:
•Developing domestically sourced, high quality iron ore feedstock and utilizing natural gas in the production of HBI;
•Implementing energy efficiency and clean energy projects;
•Investing in the development of carbon capture technology;
•Enhancing our GHG emissions transparency and sustainability focus; and
•Supporting public policies that facilitate GHG reduction in the domestic steel industry.
Business Operations
We are vertically integrated from the mining of iron ore and coal; to production of metallics and coke; through iron making, steelmaking, rolling and finishing; and to downstream tubular components, stamping and tooling. We have the unique advantage as a steel producer of being fully or partially self-sufficient with our production of raw materials for steel manufacturing, which includes iron ore pellets, HBI and coking coal. As we expand our presence, we believe such vertical integration represents a sustainable business model that is in the best interest of all stakeholders and the surest way to secure a long-term competitive advantage.
We strive to operate responsibly and produce more environmentally friendly iron ore pellets that enable production of clean steel, which is also the most recycled material on the planet. Additionally, our investment in the direct reduction plant in Toledo, Ohio, also helps to support environmental stewardship, as the production of HBI is more environmentally friendly than its substitute, foreign pig iron. From a focus on key environmental processes, such as steel recycling and water reuse, to corporate and social responsibility, sustainability is central to our values and operations.
We have updated our segment structure to coincide with our new business model and are organized into four operating segments based on differentiated products, Steelmaking, Tubular, Tooling and Stamping, and European Operations. Through the third quarter ended September 30, 2020, we had operated through two reportable segments – the Steel and Manufacturing segment and the Mining and Pelletizing segment. However, given the recent transformation of the business, beginning with our financial statements as of and for the year ended December 31, 2020, we primarily operate through one reportable segment – the Steelmaking segment.

The following table lists our main properties, their location and their products and services:

Property	Segment	State/ Province	Products and Services
Hibbing (85.3% ownership)	Steelmaking	Minnesota	Iron ore pellets
Minorca	Steelmaking	Minnesota	Iron ore pellets
Northshore	Steelmaking	Minnesota	Iron ore pellets
Tilden	Steelmaking	Michigan	Iron ore pellets
United Taconite	Steelmaking	Minnesota	Iron ore pellets
Empire (indefinitely idled)	Steelmaking	Michigan	Iron ore pellets
Toledo	Steelmaking	Ohio	HBI
Princeton	Steelmaking	West Virginia	Coal
Mountain State Carbon	Steelmaking	West Virginia	Coke
Monessen	Steelmaking	Pennsylvania	Coke
Warren	Steelmaking	Ohio	Coke
Ashland Works (idled)	Steelmaking	Kentucky	Potential pig iron plant
Burns Harbor	Steelmaking	Indiana	Hot-rolled, cold-rolled, and hot-dipped galvanized sheet and coke
Burns Harbor Plate and Gary Plate	Steelmaking	Indiana	Carbon steel plate, high-strength low alloy steel plate, ASTM grades steel plate
Butler Works	Steelmaking	Pennsylvania	Flat-rolled electrical and stainless steel, stainless and carbon semi-finished slabs
Cleveland	Steelmaking	Ohio	Hot-rolled and hot-dipped galvanized sheet
Coatesville	Steelmaking	Pennsylvania	Steel plate - carbon, high-strength low-alloy, commercial allow, military alloy, flame-cut
Columbus	Steelmaking	Ohio	Hot-dipped galvanized steel
Conshohocken	Steelmaking	Pennsylvania	Coiled and discrete plate, military alloy, commercial alloy, heat-treated carbon
Coshocton Works	Steelmaking	Ohio	Flat-rolled stainless steel
Dearborn Works	Steelmaking	Michigan	Carbon semi-finished slabs, hot-dipped galvanized, AHSS
Indiana Harbor	Steelmaking	Indiana	Hot-rolled, cold-rolled and hot-dipped galvanized sheet
Kote and Tek	Steelmaking	Indiana	Cold-rolled, hot-dipped galvanized and galvannealed, electrogalvanized coil
Mansfield Works	Steelmaking	Ohio	Semi-finished hot bands, high chrome ferritic and martensitic stainless steels
Middletown Works	Steelmaking	Ohio	Hot-rolled, cold-rolled, hot-dipped galvanized, aluminized sheet and coke
Piedmont	Steelmaking	North Carolina	Plasma-cuts plate steel products into blanks
Riverdale	Steelmaking	Illinois	Hot-rolled sheet
Rockport Works	Steelmaking	Indiana	Cold-rolled carbon, coated and stainless steels
Steelton	Steelmaking	Pennsylvania	Railroad rails, specialty blooms, flat bars
Weirton	Steelmaking	West Virginia	Tinplate, cold-rolled sheet
Zanesville Works	Steelmaking	Ohio	Electrical steels
Tubular Components	Other Businesses	Indiana and Ohio	AHSS tube, electric resistant welded tubing
Precision Partners	Other Businesses	Ontario, Alabama and Kentucky	Cold and hot stamp assembly solutions

Customers and Markets
We primarily sell our products to customers in four broad market categories: automotive; infrastructure and manufacturing, which includes electrical power; distributors and converters; and steel producers, which consume iron ore and metallics. The following table presents the percentage of our net sales to each of these markets during the year:

Market	2020
Automotive	45%
Infrastructure and manufacturing	15%
Distributors and converters	13%
Steel producers	27%
Certain of our flat-rolled steel shipments are sold under fixed base price contracts. These contracts are typically one year in duration and expire at various times throughout the year. Some of these contracts have a surcharge mechanism that passes through certain changes in input costs. A certain portion of our flat-rolled steel shipments are sold based on the spot market at prevailing market prices or under contracts that involve variable pricing that is tied to an independently published steel index.
We sell our steel products principally to customers in North America. For the vast majority of international sales, we are not the importer of record and do not bear the responsibility for paying any applicable tariffs.
Automotive Market
The automotive industry is our largest market, and we aim to address the principal needs of major automotive manufacturers and their suppliers. We specialize in manufacturing difficult-to-produce, high-quality steel products, combined with demanding delivery performance, customer technical support and collaborative relationships, to develop breakthrough steel solutions that help our customers meet their product requirements. In addition, many of our competitors do not have the capability to supply the full portfolio of products that we make for our automotive customers, such as steel for exposed automotive applications, the most sophisticated grades of AHSS and value-added stainless steel products. The exacting requirements for servicing the automotive market generally allows for higher selling prices for products sold to that market than for the commodity types of carbon and stainless steels sold to other markets.
In light of the automotive market’s importance to us, North American light vehicle production has a significant impact on our total sales and shipments. North American light vehicle production for 2020 declined 20% to approximately 13 million units from the prior year due to impacts of the COVID-19 pandemic, which forced businesses to begin to shut down at the end of March 2020 until they slowly re-started near the end of the second quarter. During the third quarter of 2020, auto makers saw the pent-up demand bring sales back to more normal levels as buyers and dealers adapted to new procedures and virtual shopping. Fourth quarter 2020 sales were more in line with expected sales for the time of year, but did not quite return to pre-COVID-19 levels. Currently, we are expecting North American light vehicle production in 2021 to significantly increase and return to near 2019 levels, which to an extent depends on continued demand, the level of fiscal stimulus provided under the new Biden Administration, timing of COVID-19 vaccination distribution and how quickly the economy recovers.

Furthermore, during 2020, consumer demand for sport utility vehicles, trucks, crossovers and larger vehicles continued to increase while demand for smaller sedans and compact cars declined. We benefit from intentionally targeting larger vehicle platforms to take advantage of consumer preferences, and we have focused on and have been successful in getting sourced on numerous sport utility vehicles, truck, crossover and larger vehicle platforms. As a result, a significant portion of the carbon automotive steel that we sell is used to produce these popular larger vehicles. In addition to benefiting from our exposure to consumers’ strong demand for larger vehicles, these vehicles also typically contain a higher volume of steel than smaller sedans and compact cars, providing us the opportunity to sell a greater proportion of our steel products to our automotive customers.
Automotive manufacturers are under pressure to achieve heightened federally mandated fuel economy standards (the Corporate Average Fuel Economy, or “CAFE,” standards). The CAFE standards generally require automobile manufacturers to meet an average fuel economy goal across the fleet of vehicles they produce with certain milestone dates. As a result, our automotive customers continue to explore various avenues for achieving the standards, including light weighting components and developing more fuel-efficient engines. Light weighting efforts include the use of alternatives to traditional carbon steels, such as AHSS and other materials. While this could reduce the aggregate volume of steel consumed by the automotive industry, we expect that demand will increase for current and next-generation AHSS and that our AHSS and other innovative steels will command higher margins. We are collaborating with our automotive customers and their suppliers to develop innovative solutions using our developments in light weighting, efficiency, and material strength and formability across our extensive product portfolio, in combination with our automotive stamping and tube-making capabilities. We are also working with our customers to develop steels with greater heat resistance for exhaust systems that support new, fuel-efficient engines that run at higher temperatures.
Automotive manufacturers have also been increasing their development of H/EVs and battery electric vehicles in order to meet the CAFE standards and growing customer adoption of H/EVs. Many motors used in H/EVs being sold in the U.S. today are imported from foreign suppliers, but more local sourcing and manufacturing of motors is expected to occur in the future. As the only North American producer of high-efficiency NOES, which is a critical component of H/EV motors, we are positioned to potentially benefit from the growth of H/EVs going forward. We believe our strong foundation in electrical steels and long-standing relationships with automotive manufacturers and their suppliers will provide us with an advantage in this market as it continues to grow and mature. Likewise, the growing customer adoption of H/EVs may also increase demand for improvements in the electric grid to support higher demand for more extensive battery charging, which our GOES could support.
Infrastructure and Manufacturing Market
We sell a variety of our steel products, including plate, carbon, stainless, electrical, tinplate and rail, to the infrastructure and manufacturing market. This market includes sales to manufacturers of heating, ventilation and air conditioning equipment, appliances, power transmission and distribution transformers, storage tanks, ships and railcars, wind towers, machinery parts, heavy equipment, military armor, food preservation, and railway lines. Domestic construction activity and the replacement of aging infrastructure directly affects sales of steel to this market. During 2020, there were nearly 1.4 million new housing starts in the U.S., an increase of approximately 6% from 2019, and home sales reached nearly 6 million, the highest annual mark since 2006, with the supply of existing homes having reached all-time lows. The recent strength in home sales has been due to lower mortgage rates and remote work flexibility and is expected to continue through 2021.
Distributors and Converters Market
Virtually all of the grades of steel we produce are sold to the steel distributors and converters market. This market generally represents downstream steel service centers, who source various types of steel from us and fabricate it according to their customers' needs. Our steel is typically sold to this market on a spot basis or under short-term contracts linked to steel pricing indices. Demand and pricing for this market can be highly dependent on a variety of factors outside our control, including global and domestic commodity steel production capacity, the relative health of countries’ economies and whether they are consuming or exporting excess steel capacity, the provisions of international trade agreements and fluctuations in international currencies and, therefore, are subject to market changes in steel prices.
The price for domestic HRC, which is an important attribute in the profitability of this end market, averaged $588 per net ton for the year ended December 31, 2020, 2% lower than the prior year. The price of HRC was negatively impacted by lower demand related to the COVID-19 pandemic, and hit a low point of $438 per net ton on April 30, 2020. However, as the industry recovered and supply-demand dynamics improved, the price rebounded dramatically, rising to a peak of $1,030 per net ton by December 31, 2020 and reaching all time-highs early in 2021. The improved pricing environment should bolster profitability for this end market during 2021.
Steel Producers Market
The steel producers market represents third-party sales to other steel producers, including those who operate blast furnaces and EAFs. It includes sales of raw materials and semi-finished and finished goods, including iron ore pellets, coal, coke, HBI and steel products.
The merchant portion of our iron ore pellet production is sold pursuant to long-term supply agreements and through spot contracts. Certain of our supply agreements contain a base price that is adjusted periodically as specified by the contracts, using one or more adjustment factors. Factors that could result in price adjustments under our contracts include changes in the Platts 62% price, published Platts international indexed freight rates and changes in specified PPI, including those for industrial commodities, fuel and steel.
As a result of the Acquisitions, production from our iron ore mines is now predominantly consumed by our newly acquired steelmaking operations. On a full-year basis, we would expect between 22 million and 24 million long tons of our iron ore pellets to be consumed by our steelmaking operations. During 2020, 2019 and 2018, we sold 12 million, 19 million and 21 million long tons of iron ore product, respectively, to third parties from our share of production from our iron ore mines.
We produce various grades of iron ore pellets, including standard, fluxed and DR-grade, for use as part of the steelmaking process. The variation in grade of iron ore pellets results from the specific chemical and metallurgical properties of the ores at each mine, the requirements of end users' steelmaking processes and whether or not fluxstone is added in the process. Although the grade or grades of pellets currently delivered to each customer are based on that customer’s preferences, which depend in part on the characteristics of the customer’s steelmaking operation, in certain cases our iron ore pellets can be used interchangeably. Standard pellets require less processing, are generally the least costly pellets to produce and are called “standard” because no ground fluxstone, such as limestone or dolomite, is added to the iron ore concentrate before turning the concentrate into pellets. In the case of fluxed pellets, fluxstone is added to the concentrate, which produces pellets that can perform at higher productivity levels in the customer’s specific blast furnace and will minimize the amount of fluxstone the customer may be required to add to the blast furnace. DR-grade pellets require additional processing to make a pellet that contains higher iron and lower silica content than a standard pellet. Unlike standard or fluxed pellets, DR-grade pellets are produced to be fed into a direct reduction facility.
Beginning in 2021, we expect to also sell HBI to third-party customers, primarily EAFs with operations in the Great Lakes region. We expect our Toledo direct reduction plant to begin shipping saleable product to third-party customers during the first quarter of 2021. The Toledo direct reduction plant has a nameplate production capacity of 1.9 million metric tons, and we expect to reach its productive capacity by the second quarter of 2021.
Applied Technology, Research and Development
We have an extensive history of being an innovator dating back more than a century. From upstream research and development, to downstream applications, we have dedicated technical and engineering resources that begin with improving customers' production and manufacturing performance to applications for their end product use.
We have been a leader in iron ore mining and processing technology through the application of new technology to the centuries-old business of mineral extraction. We have also been a pioneer in iron ore pelletizing with over 60 years of experience. We are able to produce customized, environmentally friendly pellets to meet blast furnace specifications and produce standard, fluxed and DR-grade pellets.
We now have a world-class research and development team expanding our capabilities to bring new steel products to the marketplace. Rapidly evolving and highly competitive markets for our steel products require our customers to seek new, comprehensive steel solutions, and we believe we are well positioned to deliver the most robust solutions through our broad portfolio of offerings. Collaboration across our research groups and operations generates innovative and comprehensive solutions for our customers, which we believe enhances our competitive advantage.
Creating innovative products and breakthrough solutions is a strategic priority, as we believe differentiation through producing higher value steels to meet challenging requirements enables us to maintain and enhance our margins. We conduct a broad range of research and development activities aimed at improving existing products and processes and developing new ones. Our innovation of steel has produced a highly diversified steel product portfolio. As part of our underlying strategy to focus on higher-value materials and minimize exposure to commodity products, we have invested in research and innovation totaling $15 million in 2020. Our ongoing efforts at our state-of-the-art Research and Innovation Center in Middletown, Ohio, to enhance technical collaboration have increased the introduction of new steel solutions to the marketplace.
HBI
We are a pioneer in the development of emerging reduction technologies, a leader in the extraction of value from challenging resources and a front-runner in the implementation of safe and sustainable technology. We are also devoted to promoting environmental sustainability, evidenced with the development of our direct reduction plant in Toledo, Ohio. We expect our introduction of HBI to the Great Lakes EAF market will be notable in the evolution of the steel industry.
We completed construction of our Toledo direct reduction plant and began production in the fourth quarter of 2020. Our Toledo direct reduction plant is expected to produce 1.9 million metric tons of HBI per year, replacing a portion of the over 3 million metric tons of ore-based metallics that are imported into the Great Lakes region every year from Russia, Ukraine, Brazil and Venezuela, as well as approximately 20 million metric tons of scrap used in the Great Lakes area every year.

Carbon Steel
We focus much of our research and innovation efforts on carbon steel applications for automotive manufacturers and their suppliers. We are particularly focused on AHSS for the automotive market, and we produce virtually every AHSS grade currently used by our customers. Our AHSS grades, such as Dual Phase 590, 780, 980 and 1180, have been adopted by our customers for both stamped and roll-formed parts, and our NEXMET® 1000 and 1200 products have demonstrated enhanced strength, formability and opportunities for automotive light weighting in cold-stamped applications. We are also pursuing application of NEXMET 440EX and NEXMET 490EX in surface-critical, exposed auto body panels as an alternative to aluminum.
Third Generation Advanced High-Strength Steel
Our third generation NEXMET 1000 and NEXMET 1200 AHSS products enable our customers to achieve significant light weighting in the unexposed structural components of their vehicles. NEXMET 1200, for example, offers superior formability similar to conventional Dual Phase 600 steel, but at twice the strength level. We have expanded the application of the NEXMET technology to our tubular products and stamped components businesses. These AHSS products allow automotive engineers to design lightweight parts that meet rigorous service and safety requirements. The NEXMET family of steels helps our customers achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding significant capital costs required to re-design production facilities to use alternative materials.
Both galvanized and cold-rolled NEXMET 1000 and NEXMET 1200 AHSS are progressing through product qualification with several original equipment manufacturer customers. A number of stamping and component assembly trials have been completed successfully, with more planned and underway. Because the timing of automotive design and production cycles spans several years, widespread automotive customer adoption of revolutionary new material such as NEXMET AHSS may also extend over several years. We expect that other automotive vehicle platforms will incorporate NEXMET AHSS in their designs and that NEXMET AHSS will become a strong differentiator for us going forward.
Downstream Steel Applications
Our portfolio of steel solutions includes the operations of Precision Partners, which provides advanced-engineered solutions, tool design and build, hot and cold-stamped components and complex assemblies for the automotive market. In addition to Precision Partners, our downstream operations include Tubular Components, which manufactures advanced tubular products for automotive and other applications using carbon and stainless steels. We believe that collaboration among our steelmaking operations and our downstream businesses can accelerate the adoption of our innovative steel products by automotive manufacturers and their Tier 1 suppliers.
Our research and technical experts have undertaken numerous collaborative projects that are generating robust solutions for our customers. Precision Partners’ expertise in tool design and stamping capabilities has allowed us to create prototype components using AK Steel’s innovative new materials and present customers with new potential steel solutions. This approach has and, we expect, will continue to demonstrate to customers that they can significantly lightweight automotive parts on an accelerated timeline and in a cost-effective manner by using our highly formable grades of AHSS in place of traditional material types.
In addition, our collaborative projects are enhancing our collective knowledge and experience in the stamping of new, advanced grades of steel, advanced engineered solutions, and tool design and build. For example, Precision Partners specializes in hot-stamping PHS for automotive applications. AK Steel’s experience as a leader in PHS and Precision Partners’ expertise in hot-stamping has enabled these teams to have greater insight into these high-growth areas and has accelerated product development and customer adoption of these automotive light weighting solutions. Likewise, collaboration with Tubular Components strategically advances our mission to innovate in AHSS for the automotive industry, as Tubular Components has been at the forefront of producing tubular products from third-generation AHSS. We believe the combination of Precision Partners’ stamping and advanced die-making capabilities, Tubular Component’s leading tube making capabilities and our breakthrough material introductions will enhance our ability to deliver innovative, steel solutions to our customers.
Precision Partners has recently been awarded contracts with several customers to supply complex assemblies and stamped automotive parts. In winning these contracts, Precision Partners has been able to leverage our hot-stamping tooling leadership, in addition to our innovative hot-stamping process, to capture new strategic opportunities and demonstrate that Precision Partners is one of the few businesses in North America that has the technical capabilities to produce a major complex assembly and stamping work of this nature.

Competition
We principally compete with domestic and foreign producers of flat-rolled carbon, plate, stainless, rail and electrical steel, carbon and stainless tubular products, aluminum, carbon fiber, concrete and other materials that may be used as a substitute for flat-rolled steels in manufactured products. Precision Partners and Tubular Components both compete against other niche companies in highly fragmented markets.
Price, quality, on-time delivery, customer service and product innovation are the primary competitive factors in the steel industry and vary in importance according to the product category and customer requirements. Steel producers that sell to the automotive market face competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent, government-imposed fuel efficiency standards. To address automotive manufacturers’ light weighting needs that the aluminum industry is targeting, we and others in the steel industry are developing AHSS grades that we believe provide weight savings similar to aluminum, while being stronger, less costly, more sustainable, easier to repair and more environmentally friendly. Aluminum penetration has been primarily limited to specific automotive applications, such as outer panels and closures, rather than entire body designs. In addition, our automotive customers who continue to use steel, as opposed to aluminum and other alternative materials, are able to avoid the significant capital expenditures required to re-tool their manufacturing processes to accommodate the use of non-steel materials.
Mini-mills (producers using EAFs) comprise about 70% of steel production in the U.S. Their primary raw material is scrap metal, which has unpredictable and often volatile pricing. Due to the announced mini-mill capacity additions in the U.S. and increasing demand for scrap from China, we expect the price of scrap to remain elevated over historical averages, providing our integrated footprint a competitive advantage. Mini-mills also generally offer a narrower range of products than integrated steel mills, but the increasing use of pig iron and direct reduced iron have enabled them to modestly expand their product capabilities in recent years. However, we believe mini-mills often do not have the equipment capabilities to produce the product range that integrated facilities offer, nor do we believe they possess our depth of customer service, technical support, and research and innovation.
Domestic steel producers, including us, face significant competition from foreign producers. For many reasons, these foreign producers often are able to sell products in the U.S. at prices substantially lower than domestic producers. Depending on the country of origin, these reasons may include government subsidies; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; less stringent safety requirements; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. Since late 2017, import levels of flat-rolled products into the United States have shown a gradual and steady decline and have recently been more reflective of historical levels before the unprecedented surge that began in 2014. We believe the decline is at least partially attributable to the implementation of certain trade restrictions on imported steel over the past five years, including both targeted trade cases and the more broad Section 232 tariffs. Modifications to these trade restrictions by government officials could directly or indirectly impact import levels in the future. Import levels are also affected to varying degrees by the relative level of steel production in China and other countries, the strength of demand for steel outside the U.S. and the relative strength or weakness of the U.S. dollar against various foreign currencies. Imports of finished steel into the U.S. accounted for approximately 18% of domestic steel market consumption in 2020.
We continue to provide significant pension and healthcare benefits to a great number of our retirees compared to certain other domestic and foreign steel producers that do not provide such benefits to any or most of their retirees, which increases our overall cost of production relative to certain other steelmakers. However, we have taken a number of actions to reduce pension and healthcare benefits costs, including negotiating progressive labor agreements that have significantly reduced total employment costs at all of our union-represented facilities, transferring all responsibility for healthcare benefits for various groups of retirees to VEBAs, offering voluntary lump-sum settlements to pension plan participants, lowering retiree benefit costs for salaried employees, and transferring pension obligations to highly rated insurance companies. These actions have not only reduced some of the risks associated with our pension fund obligations, but more importantly have reduced our risk exposure to performance of the financial markets, which are a principal driver of pension funding requirements. We continue to actively seek opportunities to reduce pension and healthcare benefits costs.

Environment
Our mining, steel and downstream manufacturing operations are subject to various laws and regulations governing the protection of the environment. We monitor these laws and regulations, which change over time, to assess whether the changes affect our operations. We conduct our operations in a manner that is protective of public health and the environment.
Environmental matters and their management continued to be an important focus at each of our operations throughout 2020, including operations at AK Steel (acquired in March 2020) and ArcelorMittal USA (acquired in December 2020). In the construction and operation of our facilities, substantial costs have been and will continue to be incurred to comply with regulatory requirements and avoid undue effect on the environment. In 2020, 2019, and 2018, our capital expenditures relating to environmental matters totaled approximately $34 million, $9 million, and $10 million, respectively. Our current estimate for capital expenditures for environmental improvements in 2021 is approximately $51 million for various water treatment, air quality, dust control, tailings management and other miscellaneous environmental projects. Additionally, we expect capital expenditures for environmental improvements for each of 2022 and 2023 to be generally in line with 2021's estimated spending.
Regulatory Developments
Various governmental bodies continually promulgate new or amended laws and regulations that affect us, our customers, and our suppliers in many areas, including waste discharge and disposal, the classification of materials and products, air and water discharges and other environmental, health, and safety matters. Although we believe that our environmental policies and practices are sound and do not expect that the application of any current laws, regulations or permits would reasonably be expected to result in a material adverse effect on our business or financial condition, we cannot predict the collective potential adverse impact of the expanding body of laws and regulations. Moreover, because all domestic steel and mining producers operate under the same federal environmental regulations, we do not believe that we are more disadvantaged than our domestic competitors by our need to comply with these regulations. Some foreign competitors may benefit from less stringent environmental requirements in the countries where they produce, resulting in lower compliance costs for them and providing those foreign competitors with a cost advantage on their products.
Specifically, there are several notable proposed or potential rulemakings or activities that could have a material adverse impact on our facilities in the future depending on their ultimate outcome: Minnesota's potential revisions to the sulfate wild rice water quality standard; evolving water quality standards for selenium and conductivity; scope of the Clean Water Act and the definition of “Waters of the United States”; Minnesota's Mercury TMDL and associated rules governing mercury air emission reductions; Climate Change and GHG Regulation; the Regional Haze FIP Rule; and the regulation of discharges to groundwater.
Minnesota’s Sulfate Wild Rice Water Quality Standard
The Minnesota Governor established a Wild Rice Task Force by Executive Order in May 2018 that provided recommendations to the Governor’s Office on wild rice restoration and regulation. The existing water quality standard for wild rice has not been applied to any of our discharge permits or enforced in decades, and it may be unenforceable because of legislation and because the water bodies to which the existing standard applies have never been identified specifically in rule, nor are there criteria for identifying them. The MPCA is complying with the legislation that prohibits enforcement of the water quality standard until the obsolete standard is updated based on modern science. For these reasons, the impact of the proposed wild rice water quality standard to our Minnesota iron ore mining and pelletizing operations is not estimable at this time, but it could have an adverse material impact if we are required to significantly reduce sulfate in our discharges.
Selenium Discharge Regulation
In Michigan, the Empire and Tilden mines have implemented compliance plans to manage selenium according to the permit conditions. The remaining infrastructure needed for management of selenium in stormwater will likely be completed in 2021. A water treatment system for both facilities is anticipated sometime before 2028. As of December 31, 2020, included within our Empire asset retirement obligation is a discounted liability of approximately $100 million, which includes the estimated costs associated with the construction of Empire's portion of the required infrastructure and expected future operating costs of the treatment facilities. Additionally, included within our Tilden future capital plan is approximately $20 million for the construction of Tilden's portion of the required infrastructure. We are continuing to assess and develop cost effective and sustainable treatment technologies.

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
Mercury TMDL and Minnesota Taconite Mercury Reduction Strategy
In September 2014, Minnesota promulgated the Mercury Air Emissions Reporting and Reduction Rules mandating mercury air emissions reporting and reductions from certain sources, including taconite facilities. The rule is applicable to all of our Minnesota iron mining and pelletizing operations and required submittal of a Mercury Reduction Plan to the MPCA by the end of 2018 with plan implementation requirements becoming effective on January 1, 2025. In the Mercury Reduction Plan, facilities evaluated if available control technologies can technically achieve a 72% mercury reduction rate. If available control technologies cannot technically achieve a 72% mercury reduction rate, the facilities must propose alternative mercury reduction measures. One of the main tenets agreed upon for evaluating potential mercury reduction technologies during TMDL implementation and 2014 rule development proceedings was that the selected technology must meet the following “Adaptive Management Criteria”: the technology must be technically feasible; must be economically feasible; must not impact pellet quality; and must not cause excessive corrosion in the indurating furnaces or air pollution control equipment.
The Mercury Reduction Plans for our Minnesota facilities were submitted to the MPCA in December 2018. In 2020, the MPCA provided comments on the plans and we responded in a timely manner. There is currently no proven technology to cost effectively reduce mercury emissions from taconite furnaces to achieve the targeted 72% reduction rate, while satisfying all four Adaptive Management Criteria. The Mercury Reduction Plans that were submitted to the MPCA include documentation that describes the results of detailed engineering analysis and research testing on potential technologies to support this determination. The results of this analysis will continue to guide dialogue with the MPCA. Potential impacts to us are not estimable at this time because the revised Mercury Reduction Plans and additional technical information are currently being reviewed by the MPCA.
Climate Change and GHG Regulation
With the complexities and uncertainties associated with the U.S. and global navigation of the climate change issue as a whole, one of our potentially significant risks for the future is mandatory carbon pricing obligations. Policymakers are in the design process of carbon regulation at the state, regional, national and international levels. The current regulatory patchwork of carbon compliance schemes presents a challenge for multi-facility entities to identify their near-term risks. Amplifying the uncertainty, the dynamic forward outlook for carbon pricing obligations presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. Our exposure on this issue includes both the direct and indirect financial risks associated with the regulation of GHG emissions, as well as potential physical risks associated with climate change adaptation. We are continuing to review the physical risks related to climate change. As an energy-intensive business, our GHG emissions inventory includes a broad range of emissions sources, such as iron ore furnaces and kilns, diesel mining equipment, and integrated steelmaking facilities, among others. As such, our most significant regulatory risks are: (1) the costs associated with on-site emissions levels (direct impacts), and (2) indirect costs passed through to us from electrical and fuel suppliers (indirect impacts).
Internationally, mechanisms to reduce emissions are being implemented in various countries, with differing designs and stringency, according to resources, economic structure and politics. The Paris Agreement to reduce global GHG emissions and limit global temperature increases to 2 degrees Celsius became effective in November 2016 with 196 signatory countries. On January 20, 2021, President Biden signed an executive order triggering the 30-day process of rejoining the Paris Agreement, beginning the process of a pledge to reduce U.S. GHG emissions. During the Obama Administration, the U.S. became a signatory to the Paris Agreement with a pledge to reduce its GHG emissions by 26-28% from 2005 levels by 2025. Continued attention to issues concerning climate change, the role of human activity in it and potential mitigation through regulation may have a material impact on our customer base, operations and financial results in the future.
In the U.S., future federal and/or state carbon regulation potentially presents a significantly greater impact to our operations. To date, the U.S. Congress has not legislated carbon constraints. In the absence of comprehensive federal carbon legislation, numerous state, regional and federal regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to GHG control and potential carbon pricing impacts. We intend to remain active in the discussions related to legislative and regulatory changes at the federal and state levels.

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
Regional Haze FIP Rule
In June 2005, the EPA finalized amendments to its regional haze rules that require states to establish goals and emission reduction strategies for improving visibility in all Class I national parks and wilderness areas to natural background levels by 2064. Among the states with Class I areas are Michigan and Minnesota, in which we currently own mining operations, and Indiana, in which we own steelmaking operations. The first phase of the regional haze rule required analysis and installation of BART on eligible emission sources and incorporation of BART and associated emission limits into SIPs.
EPA disapproved Minnesota's and Michigan's BART SIPs for taconite furnaces and instead promulgated a Taconite Regional Haze FIP in February 2013. We petitioned the Eighth Circuit Court of Appeals for a review of the FIP and filed a joint motion for stay of the 2013 FIP, which was granted in June 2013. We reached a settlement agreement with EPA, which was subsequently published in the Federal Register to implement components of the settlement agreement in April 2016, with an effective date of May 12, 2016. We believe the 2016 Regional Haze FIP reflects progress toward a more technically and economically feasible regional haze implementation plan. In November 2016, the Eighth Circuit Court of Appeals terminated the June 2013 stay and extended the deadlines in the original 2013 FIP. Cost estimates associated with implementation of the 2013 and 2016 FIPs are reflected in our five-year capital plan.
Due to inconsistencies in language describing the procedures for calculating NOx emission limits between the settlement agreement and the 2016 FIP final rule, we jointly filed a Petition for Reconsideration and Petition for Judicial Review in June 2016. We have been working toward a settlement agreement with EPA to resolve the outstanding issue with the emission limit calculation method and anticipate resolution of the issue in 2021. The outcome of this proceeding is not expected to have a material adverse impact on us.
In 2020, the states began a second decadal review, which examined if additional technological controls are warranted for certain sources. The states are required to submit their updated Regional Haze SIPs by July 2021. At this time, we do not expect any state will require additional emission control requirements on our operations. We will review and comment on SIPs as necessary in the states in which we operate.
Conductivity
Conductivity, the measurement of water’s ability to conduct electricity, is a surrogate parameter that generally increases as the amount of dissolved minerals in water increases. In December 2016, EPA issued a notice soliciting public comments on its draft guidance, Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity. In April 2017, comments were submitted by our trade associations providing objective evidence indicating the draft methodology was scientifically flawed and unfit for promulgation. EPA confirmed in October 2019 that the 2016 draft guidance was rescinded in accordance with an August 2019 EPA memorandum regarding draft guidance documents and further expressed that EPA must update the science and subject future recommended methods or criteria for conductivity to peer review and public comment. Although the adoption of the previously proposed methodology is unlikely in the states, the Fond du Lac Band in Minnesota adopted certain conductivity criteria in 2020. We are assessing the impact of those criteria on our Minnesota iron ore mining and pelletizing operations and evaluating methods to challenge the criteria as a whole or on a site-by-site basis.
Definition of “Waters of the United States” Under the Clean Water Act
The EPA and Army Corps of Engineers published a final rule in October 2019 repealing the 2015 rule that was to become effective on December 23, 2019. On April 21, 2020, the EPA and the Department of the Army published the Navigable Waters Protection Rule in the Federal Register to finalize a revised definition of “waters of the United States” under the Clean Water Act. For the first time, the agencies have streamlined the definition so that it includes four simple categories of jurisdictional waters, provides clear exclusions for many water features that traditionally have not been regulated, and defines terms in the regulatory text that have never been defined before. The rule is on appeal in various jurisdictions. The rule is not expected to have a material adverse effect on us, but we will continue to assess the potential impacts to our operations.
Regulation of Discharges to Groundwater
In general, states traditionally have regulated discharges of pollutants to groundwater through various programs such as wellhead protection programs and regulations related to remediation. In April 2020, the United States Supreme Court held in County of Maui v. Hawaiʻi Wildlife Fund that EPA (and delegated states) have jurisdiction under the NPDES program if the discharge to groundwater is the “functional equivalent” of a discharge to waters of the United States. Until now, the NPDES program has only regulated direct discharges to waters of the United States from point sources. EPA subsequently issued a guidance document on what the term “functional equivalent” means. Although we do not anticipate that broadening EPA jurisdiction over groundwater discharges will materially adversely affect our operations, the impact to our operations is not reasonably estimable at this time.
Raw Materials and Energy
Our steelmaking operations require iron ore, coke, coal, ferrous and carbon and stainless scrap, chrome, nickel and zinc as primary raw materials. We also consume natural gas, electricity, industrial gases and diesel fuel at our steelmaking and mining operations. As a vertically integrated steel company, we are able to internally supply a majority of our raw materials needed for our steelmaking operations. We also attempt to reduce the risk of future supply shortages and price volatility in other ways. If multi-year contracts are available in the marketplace for those raw materials that we cannot supply internally, we may use these contracts to secure sufficient supply to satisfy our key raw material needs. When multi-year contracts are not available, or are not available on acceptable terms, we purchase the remainder of our raw materials needs under annual contracts or conduct spot purchases. We also regularly evaluate alternative sources and substitute materials. Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility and risk. We believe that we have secured, or will be able to secure, adequate supply to fulfill our raw materials and energy requirements for 2021.
The raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel production equipment. For example, generally, in our integrated steelmaking facilities, we consume approximately 1.4 net tons of coal to produce one net ton of coke. The process to produce one ton of raw steel generally requires approximately 1.4 net tons of iron ore pellets, 0.4 net tons of coke and 0.3 net tons of steel scrap. At normal operating levels, we also consume approximately 6 MMBtu’s of natural gas per net ton produced. Additionally, on average, our EAF's require 1.1 net tons of ferrous or stainless scrap to produce one net ton of high quality steel. We consume approximately 420 kilowatt-hours of electricity per net ton of steel produced. While these estimated consumption amounts are presented to give a general sense of raw material and energy consumption used in our steel production, substantial variations may occur.
Our investment into HBI production provides us access, when needed, to clean iron units in order to make advanced steel and stainless products. This access to our own production provides us flexibility and allows us to avoid the risks and carbon footprints of imported iron substitutes. Iron substitutes imported into the U.S. are traditionally sourced from regions of the world that have historically experienced greater political turmoil and have lower pollution standards than the U.S. Our investment demonstrates our raw material and company strategy in responsibly managing the risks of pricing, availability and overall carbon footprint of our critical inputs.
We typically purchase ferrous and stainless steel scrap, natural gas, a substantial portion of our electricity and most other raw materials at prevailing market prices, which may fluctuate with market supply and demand.
Iron Ore
We own or co-own five active iron ore mines in Minnesota and Michigan. Based on our ownership in these mines, our share of annual rated iron ore production capacity is approximately 28.0 million long tons, which supplies all of the iron ore needed for our steelmaking operations. Refer to Part I - Item 2. Properties for additional information.
Coke and Coal
We own five cokemaking facilities, including two coke batteries located within our steelmaking facilities. These facilities currently provide over half of the coke requirements for our steelmaking operations and have an annual rated capacity of approximately 3.9 million tons. Additionally, we have coke supply agreements with suppliers that provide our remaining requirements. Our purchases of coke are made under annual or multi-year agreements with periodic price adjustments. We typically purchase most of our metallurgical coal under annual fixed-price agreements. We have annual rated metallurgical coal production capacity of 2.3 million net tons from our Princeton mine, which supplies a portion of our metallurgical coal needs. We believe there are adequate external supplies of coke and coal available at competitive market prices to meet our needs. Refer to Part I - Item 2. Properties for additional information.
Steel Scrap and Other Materials
Generally, approximately 43% of our steel scrap requirements are generated internally through normal operations. We believe that supplies of steel scrap, chrome, nickel and zinc adequate to meet the needs of our steelmaking operations are readily available from outside sources at competitive market prices.
Energy
We consume a large amount of natural gas, electricity, industrial gases and diesel fuel, which are significant costs to our operations. The majority of our energy requirements are purchased from outside sources. Access to long-term, low cost sources of energy in various forms is critically important to our operations.
Natural gas is procured for our operations utilizing a combination of long-term, annual, quarterly, monthly and spot contracts from various suppliers at market-based pricing. We believe access to low-cost and reliable sources of natural gas is available to meet our operations’ requirements.
We purchase electricity for all of our operations in either regulated or deregulated markets. Due to the distinct nature of these markets, we procure electricity through either long-term or annual contracts. Some operations also use self-generated coke oven gas and/or blast furnace gas to produce electricity, which reduces our need to purchase electricity from external sources. We also closely monitor developments at the state and federal levels that could impact electricity availability or cost and incorporate such changes into our electricity supply strategy in order to maintain reliable, low-cost supply. We believe there is an adequate supply of competitively priced electricity to fulfill our requirements.
We purchase industrial gases under long-term contracts with various suppliers. We believe we have access to adequate supplies of industrial gases to meet our needs.
We predominantly purchase diesel fuel for our mining operations under long-term contracts with various suppliers. We believe we have access to adequate supplies of diesel fuel to meet our needs.
Human Capital
As of December 31, 2020, we employed approximately 25,000 people. Approximately 24,000 were employed in the U.S., with the remainder employed in Ontario, Canada. Approximately 24,000 employees were employed at production facilities, with the balance employed in corporate support roles. The vast majority of our approximately 20,000 hourly employees were subject to collective bargaining agreements (approximately 18,500) with various labor unions. Overall, we have good relations with our workforce and the labor unions that represent our hourly employees.
We believe that our future success largely depends upon our continued ability to attract and retain a highly skilled workforce. We provide our employees with competitive salaries, incentive-based bonus programs that provide above-market compensation opportunities when the Company performs well, development programs that enable continued learning and growth, and a robust benefit package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition to these programs, we have used targeted, equity-based grants with vesting conditions to facilitate retention of key personnel. These tools have enabled us to increase the retention of key personnel, including our corporate and site leadership teams and critical technical talent.
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having all employees who could perform their work remotely work from home, while implementing numerous safety measures for employees continuing critical on-site work at our operations.

Safety
Safe production is our primary core value as we continue toward achieving a zero injury culture at our facilities. We constantly monitor our safety performance and make continuous improvements to affect change. Best practices and incident learnings are shared globally to ensure each facility can administer the most effective policies and procedures for enhanced workplace safety. Progress toward achieving our objectives is accomplished through a focus on proactive sustainability initiatives, and results are measured against established industry and company benchmarks, including our company-wide Total Reportable Incident Rate. During 2020, our Total Reportable Incident Rate (including contractors) was 0.92 per 200,000 hours worked.
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
We also make available, free of charge, the charters of the Audit Committee, Strategy and Sustainability Committee, Governance and Nominating Committee and Compensation and Organization Committee as well as the Corporate Governance Guidelines and the Code of Business Conduct and Ethics adopted by our Board of Directors. These documents are available through our investor relations page on our website at www.clevelandcliffs.com. The SEC filings are available by selecting “Financial Information” and then “SEC Filings,” and corporate governance materials are available by selecting “Corporate Governance” for the Board Committee Charters, operational governance guidelines and the Code of Business Conduct and Ethics.
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
Investor Relations
200 Public Square, Suite 3300
Cleveland, OH 44114-2315

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names, ages and positions of the executive officers of the Company as of February 26, 2021. Unless otherwise noted, all positions indicated are or were held with Cleveland-Cliffs Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	63	Chairman, President and Chief Executive Officer (August 2014 – present); and Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 – April 2013).
Clifford T. Smith	61	Executive Vice President, Chief Operating Officer (January 2019 – present); Executive Vice President, Business Development (April 2015 – January 2019).
Keith A. Koci	56	Executive Vice President, Chief Financial Officer (February 2019 – present); and Senior Vice President and Chief Financial Officer, Metals USA Holdings Corp. (2013 – February 2019).
Terry G. Fedor	56	Executive Vice President, Chief Operating Officer, Steel Mills (March 2020 – present); Executive Vice President, Operations (February 2019 – March 2020); and Executive Vice President, U.S. Iron Ore (January 2014 – January 2019).
Traci L. Forrester	49	Executive Vice President, Business Development (May 2019 – present); Vice President (January 2018 – May 2019); Deputy General Counsel & Assistant Secretary (January 2017 – May 2019); and Assistant General Counsel (August 2013 – January 2017).
James D. Graham	55	Executive Vice President (November 2014 – present); Chief Legal Officer (March 2013 – present); and Secretary (March 2014 – present).
Maurice D. Harapiak	59	Executive Vice President, Human Resources (March 2014 – present); and Chief Administration Officer (January 2018 – present).
Kimberly A. Floriani	38	Vice President, Corporate Controller & Chief Accounting Officer (April 2020 – present); Director, Accounting & Reporting (August 2015 – April 2020); Manager, Financial Reporting (January 2012 – August 2015).
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
An investment in our common shares or other securities is subject to risks inherent in our businesses and the industries in which we operate. Described below are certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. The risks and uncertainties described below include known material risks that we face currently, but our material risks are constantly evolving and the below descriptions may not include future risks that are not presently known, that are not currently believed to be material or that are common to all businesses. Although we have extensive risk management policies, practices and procedures in place that are aimed to mitigate these risks, the occurrence of these uncertainties may nevertheless impair our business operations and adversely affect the actual outcome of matters as to which forward-looking statements are made. This report is qualified in its entirety by these risk factors. Before making an investment decision, investors should consider carefully all of the risks described below together with the other information included in this report and the other reports we file with the SEC.
Management has identified several categories of material risk that we are subject to, including: (I) economic and market, (II) regulatory, (III) financial, (IV) operational, (V) development and sustainability and (VI) human capital. Although the risks are organized by these headings, and each risk is discussed separately, many are interrelated.
I. ECONOMIC AND MARKET RISKS
The ongoing COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our businesses.
The ongoing COVID-19 pandemic is continuing to impact countries, communities, supply chains and markets. Responses by individuals, governments and businesses to the COVID-19 pandemic and efforts to reduce its spread, including quarantines, travel restrictions, business closures, and mandatory stay-at-home or work-from-home orders, have led to significant disruptions to overall business and economic activity. While vaccines are now being manufactured and distributed, it is currently unknown when or whether the economy will return to pre-pandemic levels of consumer and business activity.
During 2020, the COVID-19 pandemic adversely affected our businesses by temporarily curtailing certain of our end markets. In particular, the automotive industry, which we rely on directly and indirectly for a significant amount of our sales, was severely disrupted during the first half of 2020. The slowdown in the automotive industry led, in turn, to disruptions to our operations. For example, although our steel and mining operations are considered “essential” by the states in which we operate, certain of our mining and production facilities were idled for various periods during 2020 in response to the decrease in customer demand. While we were able to resume operations at many of these facilities later in 2020, we cannot predict whether any other production facilities or mines will experience disruptions in the future as a result of adverse impacts of the COVID-19 pandemic.
In addition, the COVID-19 pandemic has heightened the risk that a significant portion of our workforce and on-site contractors will suffer illness or otherwise be unable to perform their ordinary work functions. While we instituted remote work policies where practical across our footprint, the safe and responsible operation of our production facilities often requires that workers be on-site. Accordingly, during 2020, we experienced direct and indirect workforce impacts from COVID-19 at many of our operations. We also may need to reduce our workforce as a result of declines in our business caused by the COVID-19 pandemic, and there can be no assurance that we will be able to rehire our workforce once our business has recovered. We may also experience supply chain disruptions or operational issues with our vendors, as our suppliers and contractors face similar challenges related to the COVID-19 pandemic.
Because the impact of the COVID-19 pandemic continues to evolve, we cannot predict the full extent to which our businesses, results of operations, financial condition or liquidity will ultimately be impacted. To the extent the COVID-19 pandemic adversely affects our businesses, it may also have the effect of exacerbating many of the other risks described in this ‘‘Risk Factors’’ section, any of which could have a material adverse effect on us.
The volatility of commodity prices, including steel and iron ore, affects our ability to generate revenue, maintain stable cash flows and fund our operations, including growth and expansion projects.
Our profitability is dependent upon the prices of the steel and iron ore products that we sell to our customers and the prices of the products our customers sell. As an integrated producer of steel and iron ore, we experience direct impacts of steel price fluctuations through customer sales, as well as direct and indirect impacts of iron ore price fluctuations through third-party sales and the impacts that fluctuations in iron ore prices have on steel prices. The prices of steel and iron ore have fluctuated significantly in the past and are affected by factors beyond our control, including: international demand for raw materials used in steel production; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; changes in the levels of economic activity in the U.S., China, India, Europe and other industrialized or developing economies; changes in China’s emissions policies and environmental compliance enforcement practices; changes in the production capacity, production rate and inventory levels of other steel producers and iron ore suppliers; changes in trade laws; volumes of unfairly traded imports; imposition or termination of duties, tariffs, import and export controls and other trade barriers impacting the steel and iron ore markets; weather-related disruptions, infectious disease outbreaks, such as the COVID-19 pandemic, or natural disasters that may impact the global supply of steel or iron ore; and the proximity, capacity and cost of infrastructure and transportation.
Our earnings, therefore, may fluctuate with the prices of the products we sell and of the products our customers sell. To the extent that the prices of steel and iron ore, including the hot-rolled coil steel price, coated and other specialty steel prices, the Platts 62% Price, pellet premiums and Platts international indexed freight rates, significantly decline for an extended period of time, whether due to the COVID-19 pandemic or otherwise, we may have to further revise our operating plans, including curtailing production, reducing operating costs and capital expenditures, and discontinuing certain exploration and development programs. We also may have to take impairments on our goodwill, intangible assets, long-lived assets and/or inventory. Sustained lower prices also could cause us to further reduce existing mineral reserves if certain reserves no longer can be economically mined or processed at prevailing prices. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.
We sell a significant portion of our steel products to the automotive market and fluctuations or changes in the automotive market could adversely affect our business operations and financial performance.
For the full-year 2020, approximately 40% of AK Steel’s and ArcelorMittal USA's combined sales were to the automotive market. Beyond these direct sales to the automotive industry, we make additional sales to distributors and converters, which may ultimately resell some of that volume to the automotive market. In addition to the size of our exposure to the automotive industry, we face risks arising from our relative concentration of sales to certain specific automotive manufacturers, including several significant customers that idled certain automotive production facilities in 2020 in response to the COVID-19 pandemic. In addition, automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, and consumer spending and preferences, as well as the current COVID-19 pandemic. If automotive production and sales decline, our sales and shipments to the automotive market are likely to decline in a corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and lower sales, shipments, pricing and margins generally as our competitors face similar challenges and compete vigorously in other markets that we serve. These adverse impacts would negatively affect our sales, financial results and cash flows. Additionally, the trend toward light weighting in the automotive industry, which requires lighter gauges of steel at higher strengths, could result in lower steel volumes required by that industry over time.
Moreover, despite our newly acquired position as the largest flat-rolled steel producer in North America, competition for automotive business has intensified in recent years, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their market share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products and steel for use in the oil and gas markets. As a result, the potential exists that we may lose market share to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers during annual contract renewal negotiations to pressure our pricing and margins in order to maintain or expand our market share with them, which could negatively affect our sales, financial results and cash flows.
Global steelmaking overcapacity, steel imports and oversupply of iron ore could lead to lower or more volatile global steel and iron ore prices, impacting our profitability.
Significant global steel capacity and new or expanded production capacity in North America in recent years has caused and continues to cause capacity to exceed demand globally, as well as in our primary markets in North America. Although certain of our U.S. competitors temporarily shut down production capacity during the COVID-19 pandemic, a restart of previously idled capacity and the development of new capacity by our U.S. competitors has occurred in recent months and may occur in the future in connection with any economic recovery following the COVID-19 pandemic. In addition, foreign competitors have substantially increased their steel production capacity in the last few years and in some instances appear to have targeted the U.S. market for imports. Also, some foreign economies, such as China, have slowed relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. The risk of even greater levels of imports may continue, depending upon foreign market and economic conditions, changes in trade agreements and treaties, laws, regulations or government policies affecting trade, the value of the U.S. dollar relative to other currencies and other variables beyond our control. A significant further increase in domestic steel capacity or foreign imports could adversely affect our sales, financial results and cash flows. In addition, recent increases in the market prices of iron ore products could cause new producers to enter the market or existing producers to expand productive capacity. Excess iron ore supply combined with reduced global steel demand, including in China, could lead to lower iron ore prices, which would typically contribute to lower steel prices, as iron ore is a principal steelmaking raw material. Downward pressure on iron ore and/or steel prices could have an adverse effect on our results of operations, financial condition and profitability.
Severe financial hardship or bankruptcy of one or more of our major customers or key suppliers could adversely affect our business operations and financial performance.
Sales and operations of a majority of our customers are sensitive to general economic conditions, especially, with respect to our steel customers, as they affect the North American automotive, housing, construction, appliance, energy and other industries. Some of our customers are highly leveraged. If there is a significant weakening of current economic conditions, whether because of operational, cyclical or other issues, including the COVID-19 pandemic, it could impact significantly the creditworthiness of our customers and lead to other financial difficulties or even bankruptcy filings by our customers. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations, financial condition and liquidity. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. For example, during the first half of 2020, the automotive industry was significantly disrupted by the COVID-19 pandemic, which concurrently adversely impacted multiple customers. Such events could cause us to experience lost sales or losses associated with the potential inability to collect all outstanding accounts receivable and reduced liquidity. Similarly, if our key suppliers face financial hardship or need to operate in bankruptcy, such suppliers could experience operational disruption or even face liquidation, which could result in our inability to secure replacement raw materials on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our operations, financial results and cash flows.
II. REGULATORY RISKS
U.S. government actions on trade agreements and treaties, laws, regulations or policies affecting trade could lead to lower or more volatile global steel or iron ore prices, impacting our profitability.
In recent years, the U.S. government has altered its approach to international trade policy, both generally and with respect to matters directly and indirectly affecting the steel industry, including by undertaking certain unilateral actions affecting trade, renegotiating existing bilateral or multilateral trade agreements, and entering into new agreements or treaties with foreign countries. For example, in March 2018, the U.S. government issued a proclamation pursuant to Section 232 imposing a 25% tariff on imported steel that was being unfairly traded by certain foreign competitors at artificially low prices. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. Moreover, in light of the U.S. government leadership changes resulting from the November 2020 federal congressional and presidential elections, it is currently uncertain what changes, if any, the U.S. government may make to its recent tariff and trade policies and priorities. If, for example, the Section 232 tariffs are removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign steel would likely increase and steel prices in the U.S. would likely fall, which could materially adversely affect our sales, financial results and cash flows.
In addition, during 2020, the USMCA was implemented among the U.S., Mexico and Canada in place of the North American Free Trade Agreement. Because all of our steel manufacturing facilities are located in North America and one of our principal markets is automotive manufacturing in North America, we believe that the USMCA has the potential to positively impact our business by incentivizing automakers and other manufacturers to increase manufacturing production in North America and to use North American steel. However, it is difficult to predict the short- and long-term implications of changes in trade policy and, therefore, whether the USMCA or other new or renegotiated trade agreements, treaties, laws, regulations or policies that may be implemented in connection with the recent U.S. government leadership changes, or otherwise, will have a beneficial or detrimental impact on our business and our customers’ and suppliers’ businesses. Adverse effects could occur directly from a disruption to trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors of the economy, impacting demand for our customers’ products and, in turn, negatively affecting demand for our products. Important links of the supply chain for some of our key customers, including automotive manufacturers, could be negatively impacted by the USMCA or other new or renegotiated trade agreements, treaties, laws, regulations or policies. Any of these actions and their direct and indirect impacts could materially adversely affect our sales, financial results and cash flows.
Although we may currently benefit from certain antidumping and countervailing duty orders, any such relief is subject to periodic reviews and challenges, which can result in revocation of the orders or reduction of the duties. In addition, previously granted and future petitions for trade relief may not be successful or fully effective at preventing harm. Even if received, it is uncertain if any relief will be continued in the future or will be adequate to counteract completely the harmful effects of unfairly traded imports.
We are subject to extensive governmental regulation, which imposes, and will continue to impose, potential significant costs and liabilities on us. Future laws and regulations or the manner in which they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce our raw materials and products.
New laws or regulations, or changes in existing laws or regulations, including the response of federal, state, local and foreign governments to the COVID-19 pandemic or arising out of the changes in U.S. government leadership resulting from the November 2020 elections, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our businesses or execute our strategies. This includes, among other things, changes in the interpretation of MSHA regulations, such as workplace exam rules or safety around mobile equipment, reevaluation of the National Ambient Air Quality Standards, such as revised nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter criteria, changes in the interpretation of OSHA regulations, such as standards for occupational exposure to noise, certain chemicals or hazardous substances and infectious diseases, and the possible taxation under U.S. law of certain income from foreign operations.
In addition, we and our operations are subject to various international, foreign, federal, state, provincial and local laws and regulations relating to protection of the environment and human health and safety, including those relating to air quality, water pollution, plant, wetlands, natural resources and wildlife protection (including endangered or threatened species), reclamation, remediation and restoration of properties and related surety bonds or other financial assurances, land use, the discharge of materials into the environment, the effects that industrial operations and mining have on groundwater quality, conductivity and availability, the management of electrical equipment containing polychlorinated biphenyls, and other related matters. Compliance with numerous governmental permits and approvals is required for our operations. We cannot be certain that we have been or will be at all times in complete compliance with such laws, regulations, permits and approvals. If we violate or fail to comply with these laws, regulations, permits or approvals, we could be fined, required to cease operations, subject to criminal or civil liability, or otherwise sanctioned by regulators. In particular, federal or state regulatory agencies have the authority, under certain circumstances following significant health and safety incidents, such as fatalities, to order a facility to be temporarily or permanently closed. Compliance with the complex and extensive laws and regulations to which we are subject imposes substantial costs on us, which could increase over time because of heightened regulatory oversight, adoption of more stringent environmental, health and safety standards and greater demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors.
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax us and our customers, which may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, depending on their ultimate outcome. These emerging or recently enacted rules, regulations and policy guidance include, but are not limited to: governmental regulations imposed in response to the COVID-19 pandemic; trade regulations, such as the USMCA and/or other trade agreements, treaties or policies; tariffs, such as the 25% tariff on imported steel imposed under Section 232; Minnesota’s potential revisions to the sulfate wild rice water quality standard; evolving water quality standards for selenium and conductivity; scope of the Clean Water Act and the definition of “Waters of the United States”; Minnesota’s Mercury TMDL and associated rules governing mercury air emission reductions; Climate Change and GHG Regulation; the Regional Haze FIP Rule; and the regulation of discharges to water. In addition, the Biden Administration has indicated via executive orders and in campaign statements that it will propose more stringent environmental regulation, in particular related to climate change. Any new or more stringent legislation, regulations, rules, interpretations or orders, when enacted and enforced, could have a material adverse effect on our business, results of operations, financial condition or profitability.
Our operations may be impacted by the recent enactment, and ongoing consideration, of significant federal and state laws and regulations relating to certain mine-related issues, such as the stability of tailings basins, mine drainage and fill activities, reclamation and safety in underground mines. With respect to underground mines, for example, these laws and regulations include requirements for constructing and maintaining caches for the storage of additional self-contained self-rescuers throughout underground mines; installing rescue chambers in underground mines; continuous tracking of and communication with personnel in the mines; installing cable lifelines from the mine portal to all sections of the mine to assist in emergency escape; submission and approval of emergency response plans; and additional safety training. Additionally, there are requirements for the prompt reporting of accidents and increased fines and penalties for violations of these and existing regulations. These laws and regulations may cause us to incur substantial additional costs.
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
Our operations currently use, and have in the past used, hazardous materials, and, from time to time, we have generated solid and hazardous waste. We have been, and may in the future be, subject to claims under international, foreign, federal, state, provincial and local laws and regulations for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, sediments, groundwater and other natural resources and reclamation of properties. Such claims for damages and reclamation may arise out of current or former conditions at sites that we or our acquired companies currently own, lease or operate, as well as sites that we or our acquired companies formerly owned, leased or operated, and at contaminated sites that are or have been owned, leased or operated by our joint venture partners. We may also have liability for contamination at third-party sites where we have sent hazardous wastes. Our liability for these claims may be strict and/or joint and several, such that we may be held responsible for more than our share of the contamination or other damages, or even for entire claims regardless of fault. We are currently subject to potential liabilities relating to investigation and remediation activities at certain sites. In addition to sites currently owned, leased or operated, these include sites where we formerly conducted raw material processing or other operations, inactive sites that we currently own, formerly owned predecessor sites, acquired sites, leased land sites and third-party waste disposal sites. We may be named as a potentially responsible party at other sites in the future and we cannot be certain that the costs associated with these additional sites will not exceed any reserves we have established or otherwise be material.
We also are subject to claims asserting bodily injuries arising from alleged exposure to hazardous substances. For example, certain of our subsidiaries have been named in lawsuits claiming exposure to asbestos, many of which have been dismissed and/or settled for non-material amounts. It is likely that similar types of claims will continue to be filed in the future.
We may be unable to obtain, maintain, renew or comply with permits necessary for our operations or be required to provide additional financial assurances, which could reduce our production, cash flows, profitability and available liquidity.
We must obtain, maintain and comply with numerous permits that require approval of operational plans and impose strict conditions on various environmental, health and safety matters in connection with our steel production and processing and mining and other operations. These include permits issued by various federal, state, provincial, foreign and local agencies and regulatory bodies. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or impractical and costly, possibly precluding the continuance of ongoing operations or the development of future operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurance, making it costlier to comply. For example, heightened levels of regulatory oversight with respect to our coal operations acquired as part of the AM USA Transaction could impact, delay or disrupt our ability to obtain new or renewed permits or modifications to existing permits.

In addition, the public, including special interest groups and individuals, have certain rights under various statutes to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or activities. Accordingly, required permits may not be issued or renewed in a timely fashion (or at all), or permits issued or renewed may include conditions that we cannot meet or otherwise be conditioned in ways that may restrict our ability to conduct our production and mining activities efficiently or include requirements for additional financial assurances that we may not be able to provide on commercially reasonable terms (or at all), which could reduce available borrowing capacity under our ABL Facility. Such conditions, restrictions or requirements could reduce our production, cash flows, profitability or liquidity.
III. FINANCIAL RISKS
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior notes, ABL Facility and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
As of December 31, 2020, we had $5,595 million aggregate principal amount of long-term debt outstanding, $2,195 million of which was secured (excluding $247 million of outstanding letters of credit and $335 million of finance leases), and $112 million of cash on our balance sheet. On December 9, 2020, in connection with the consummation of the AM USA Transaction, we amended our ABL Facility to, among other things, increase the tranche A revolver commitments available under the ABL Facility by an additional $1,500 million. After giving effect to this amendment, the aggregate principal amount of tranche A revolver commitments under our ABL Facility is $3,350 million, and the aggregate principal amount of tranche B revolver commitments under our ABL Facility remains at $150 million. As of December 31, 2020, $1,510 million was outstanding under our ABL Facility, and the principal amount of letters of credit obligations and other commitments totaled $247 million. As of December 31, 2020, the available borrowing capacity on our ABL Facility was $1,743 million.
We dedicate a portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes. Our ability to make scheduled payments on or to refinance our debt obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the impact of the COVID-19 pandemic. There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt. In addition, any failure to comply with covenants in the instruments governing our debt could result in an event of default that, if not cured or waived, would have a material adverse effect on us.
Our level of indebtedness could have further consequences, including, but not limited to, increasing our vulnerability to adverse economic or industry conditions, placing us at a competitive disadvantage compared to other businesses in the industries in which we operate that are not as leveraged and that may be better positioned to withstand economic downturns, limiting our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, and requiring us to refinance all or a portion of our existing debt. We may not be able to refinance on commercially reasonable terms or at all, and any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, making it more difficult to obtain surety bonds, letters of credit or other financial assurances that may be demanded by our vendors or regulatory agencies, particularly during periods in which credit markets are weak.
A portion of our borrowing capacity and outstanding indebtedness bears interest at a variable rate based on LIBOR. There is considerable uncertainty regarding the publication of LIBOR beyond 2021. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates, could have adverse impacts on our outstanding debt that currently uses LIBOR as a benchmark rate and, in turn, could adversely affect our financial condition and results of operations.
If we are unable to service our debt obligations, we could face substantial liquidity problems and we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, including additional secured or unsecured debt, or restructure or refinance our debt, and we may be unable to continue as a going concern. We may be unable to consummate any proposed asset sales or recover the carrying value of these assets, and any proceeds may not be adequate to meet any debt service obligations then due. Any of these examples potentially could have a material adverse impact on our results of operations, profitability, shareholders’ equity and capital structure.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities.
Credit rating agencies could downgrade our ratings due to various developments, including matters arising out of the AK Steel Merger or the AM USA Transaction, incurring additional indebtedness and other factors specific to our businesses, a prolonged cyclical downturn in the steel and mining industries, whether due to the COVID-19 pandemic or otherwise, or macroeconomic trends (such as global or regional recessions), and trends in credit and capital markets more generally. Any decline in our credit ratings may result in an increase to our cost of future financing or limit our access to the capital markets, which could harm our financial condition, hinder our ability to refinance existing indebtedness on acceptable terms, or have an adverse effect on the market price of our securities and the terms under which we purchase goods and services.
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
Our assets as of December 31, 2020 include a deferred tax asset, the full value of which we may not be able to realize.
We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2020, the net deferred tax asset was $492 million, primarily related to U.S. NOLs. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income. We believe the recorded net deferred tax asset at December 31, 2020, is fully realizable based on our expected future earnings. However, our assumptions and estimates are inherently subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control and some of which may change. As a result, we could ultimately lose a portion of our deferred tax asset related to NOLs due to expiration, which could have a material adverse effect on our results of operations and cash flows.
The ability to use our NOLs and certain other tax attributes to offset future taxable income may be subject to certain limitations.
If a corporation undergoes an “ownership change” within the meaning of Section 382 of the IRC, the corporation’s NOLs and certain other tax attributes arising before the “ownership change” are subject to limitations after the “ownership change.” An “ownership change” under Section 382 of the IRC generally occurs if one or more shareholders or groups of shareholders who own at least 5% of the corporation’s equity increase their ownership in the aggregate by more than 50 percentage points over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last “ownership change.” If an “ownership change” were to occur, Section 382 of the IRC would impose an annual limit on the amount of pre-ownership change NOLs and other tax attributes the corporation could use to reduce its taxable income, potentially increasing and accelerating the corporation’s liability for income taxes, and also potentially causing tax attributes to expire unused. The amount of the annual limitation is determined based on a corporation’s value immediately prior to the ownership change.
As of December 31, 2020, after taking into account limitations (or disallowance) on use, we had $2,510 million and $1,009 million of available U.S. federal and state NOLs, respectively, including amounts acquired in the AK Steel Merger. The use of our common shares in the Acquisitions in conjunction with subsequent issuances or sales of our shares (including transactions that are outside of our control) could cause us to experience an “ownership change.” If we experience an “ownership change” under Section 382 of the IRC, further limitations (or disallowances) may apply and similar rules may also apply under state and foreign laws. Consequently, we may not be able to utilize a material portion of our NOLs and other tax attributes, which, in addition to increasing our U.S. federal and state income tax liability, could adversely affect our share price, financial condition, results of operations and cash flows.
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
IV. OPERATIONAL RISKS
We face significant risks relating to our recent acquisitions of the AK Steel and ArcelorMittal USA businesses.
During 2020, we completed both the AK Steel Merger and the AM USA Transaction. These recent transformative acquisitions involve a number of significant risks and uncertainties that may adversely affect us, including the following:
•inability to realize anticipated synergies or other expected benefits or cost savings;
•additional debt incurred or assumed in connection with the acquisitions could limit our financial flexibility, including our ability to acquire additional assets and make further strategic investments in the future;
•diversion of financial resources to the new operations or acquired businesses;
•assumption of substantial additional environmental exposures, commitments, contingencies and remediation and reclamation projects;
•liabilities for acquired pension and OPEB obligations, which could require us to make significant cash expenditures and funding contributions in excess of current estimates and contribution rates;
•impairment of recorded tangible and intangible asset values, including goodwill, could result in material non-cash charges to our results of operations in the future;
•failure to successfully integrate acquired systems, business processes, policies and procedures;
•exposure to unknown liabilities and unforeseen costs that were not discovered during due diligence;
•loss of human capital resources and support services historically provided by ArcelorMittal and potential failure of ArcelorMittal or its affiliates to perform under various contracts entered into in connection with the AM USA Transaction, including the intellectual property license agreement, slab supply agreement and transition services agreement, which could adversely impact our integration of the ArcelorMittal USA operations;
•potential loss of key employees, suppliers or customers; and
•other challenges associated with managing the larger, more complex and integrated combined businesses.
If one or more of these risks and uncertainties were to materialize, we could experience reduced sales, higher costs, lower profitability and other adverse impacts to our operations and businesses.
In addition, in connection with the closing of the AM USA Transaction, we issued approximately 78 million of our common shares to an indirect, wholly owned subsidiary of ArcelorMittal, equating to approximately 16% of our then-outstanding common shares. On February 11, 2021, in connection with our sale of 20 million of our common shares in an underwritten public offering, such subsidiary of ArcelorMittal, as a selling shareholder in the offering, sold 40 million of our common shares. We believe such subsidiary of ArcelorMittal continues to hold approximately 38 million of our common shares, equating to approximately 8% of our outstanding common shares following completion of such offering. Although ArcelorMittal and its affiliates are subject to certain restrictions and requirements under an Investor Rights Agreement with respect to its and its affiliates' ownership and voting of our common shares, at such a level of beneficial ownership, ArcelorMittal and its affiliates may be able to exert influence over us and actions requiring the approval of our common shareholders. Under the Investor Rights Agreement, ArcelorMittal and its affiliates are permitted to transfer all of our common shares held by them, subject to certain restrictions on transfers to persons whose beneficial ownership of our common shares following any such transfer would exceed 5% or 10% of our then-outstanding common shares. Sales of our shares by ArcelorMittal and its affiliates or other shareholders, coupled with the increase in the outstanding number of our common shares, may affect the market for, and the market price of, our common shares in an adverse manner.
We also issued 583,273 shares of Series B Preferred Stock to an indirect, wholly owned subsidiary of ArcelorMittal in connection with the closing of the AM USA Transaction. Pursuant to the terms of the Series B Preferred Stock, from and after the 24-month anniversary of the issue date of the Series B Preferred Stock (the “24-Month Anniversary”), each holder of a share of Series B Preferred Stock is entitled to receive cash dividends (the “Additional Dividends”) that will accrue and compound at a significant rate. Although the Series B Preferred Stock is redeemable at our option 180 days after the issue date, the agreements governing our debt may restrict us from paying the redemption price at any given time. If we are unable to redeem the Series B Preferred Stock prior to the 24-Month Anniversary and we become obligated to pay the Additional Dividends, we may be required to divert financial resources from our operations or borrow additional debt in order to satisfy such obligations, which could have a material adverse effect on our business, financial condition and results of operations.
We have limited ability to control our joint venture operations, rely on our joint venture partners to meet their payment obligations, and are subject to risks involving the acts or omissions of our joint venture partners.
As part of the AM USA Transaction, we acquired ArcelorMittal USA’s interest in Hibbing and again became the manager of Hibbing, which we co-own with U.S. Steel. In our steel business, we are party to various joint venture arrangements primarily related to downstream steel processing operations. Due to shared ownership, we have limited ability to control our joint venture operations, and we cannot control the actions of our joint venture partners. Accordingly, we rely on our joint venture partners to make their required capital contributions and to pay for their share of joint venture obligations. If our joint venture partners experience financial hardship or fail to perform their obligations, we may be required to assume additional material obligations to minimize operational disruption or as part of a liquidation, including significant capital contributions, costs of environmental remediation, and pension and OPEB obligations.
Our operating expenses could increase significantly if the price of raw materials, electrical power, fuel or other energy sources increases.
Our operations require significant use of energy and raw materials. Energy expenses are sensitive to changes in electricity, energy transportation and fuel prices, including diesel fuel and natural gas. Although we are self-sufficient in iron ore, other raw materials or production inputs where we are wholly or partially dependent on third-party suppliers include industrial gases, graphite electrodes, scrap, chrome, zinc, coke and coal. Prices for electricity, natural gas, fuel oils and raw materials can fluctuate widely with availability and demand levels from other users, including fluctuations caused by the impact of the COVID-19 pandemic. During periods of peak usage, although some operations have contractual arrangements in place whereby they receive certain offsetting payments in exchange for electricity load reduction, supplies of energy and raw materials in general may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations. While we have some long-term contracts with electrical, natural gas and raw material suppliers, we are exposed to fluctuations in energy, natural gas and raw material costs that can affect our production costs. As an example, our Toledo direct reduction plant is subject to changes in the market price of natural gas, which is a key input in the direct reduction of iron ore pellets to produce HBI. We enter into many market-based pricing supply contracts for electricity, natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly. In addition, U.S. public utilities may impose rate increases and pass through additional capital and operating cost increases to their customers related to new or pending U.S. environmental regulations or other charges that may require significant capital investment and use of cleaner fuels in the future. In particular, the recent decision of the U.S. Court of Appeals for the District of Columbia vacating and remanding the Affordable Clean Energy Rule, as well as recent executive orders from President Biden regarding the environment and climate change, indicate that new or revised regulations under the Biden Administration could result in rate increases from U.S. utilities.
The majority of our steel shipments are sold under contracts that do not allow us to pass through all increases in raw materials, supplies and energy costs. Some of our steel shipments to contract customers include variable-pricing mechanisms allowing us to adjust the total sales price based on changes in specified raw materials, supplies and energy costs. Those adjustments, however, rarely reflect all of our underlying raw materials, supplies and energy cost changes. The scope of the adjustment may also be limited by the terms of the negotiated language, including limitations on when the adjustment occurs. Our need to consume existing inventories may also delay the impact of a change in prices of raw materials or supplies. Significant changes in raw material costs may also increase the potential for inventory value write-downs in the event of a reduction in selling prices and our inability to realize the cost of the inventory.
Steelmaking facility or mine closures entail substantial costs. If our assumptions underlying our accruals for closure costs prove to be inaccurate or we prematurely close one or more of our facilities or mines, our results of operations and financial condition would likely be adversely affected.
If faced with overcapacity in the market or other adverse conditions, including as a result of the COVID-19 pandemic, we may seek to rationalize assets through asset sales, temporary shutdowns, indefinite idles or facility closures. If we indefinitely idle or permanently close any of our facilities or mines, our production and revenues would be reduced unless we were able to increase production at our other facilities or mines in an offsetting amount, which may not be possible, and could result in customers responding negatively by taking current or future business away from us if we seek to transition production to a different facility. Alternatively, we could fail to meet customer specifications at the facilities to which products are transitioned, resulting in customer dissatisfaction or claims.
The closure of a steelmaking facility or mining operation involves significant closure costs, including reclamation and other environmental costs, the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment leases, and certain accounting charges, including asset impairment and accelerated depreciation. In addition, a permanent steelmaking facility or mine closure could accelerate and significantly increase employment legacy costs, including our expense and funding costs for pension and OPEB obligations and multiemployer pension withdrawal liabilities. A number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a steelmaking facility or mine closure. All employees eligible for immediate retirement under the pension plans at the time of the permanent closure also could be eligible for OPEB, thereby accelerating our obligation to provide these benefits. Certain closures would precipitate a pension closure liability significantly greater than an ongoing operation liability and may trigger certain severance liability obligations.
We base our assumptions regarding the life of our mines on detailed studies we perform from time to time, but those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our property. If our assumptions underlying our accruals for closure costs, including reclamation and other environmental costs, prove to be inaccurate or insufficient, or our liability in any particular year is greater than currently anticipated, our results of operations and financial condition could be adversely affected. In addition, if we were to significantly reduce the estimated life of any of our mines, the mine closure costs would be applied to a shorter period of production, which would increase costs per ton produced and could adversely affect our results of operations and financial condition.

Our sales and competitive position depend on the ability to transport our products to our customers at competitive rates and in a timely manner.
Disruption of the lake, rail and/or trucking transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, driver shortages and other disruptions in the trucking industry, rail network constraints, global or domestic pandemics or epidemics (such as the COVID-19 pandemic) or other infectious disease outbreaks, in each case causing a business disruption, or other events and lack of alternative transportation options could impair our ability to move products internally among our facilities and to supply products to our customers at competitive rates or in a timely manner and, thus, could adversely affect our sales, margins and profitability. Further, dredging issues and environmental changes, particularly at Great Lakes ports, could impact adversely our ability to move certain of our products or result in higher freight rates. Similarly, we depend on third-party transportation services for delivery of raw materials to us, and failures or delays in delivery would have an adverse effect on our ability to maintain steady-state production operations to meet customer obligations.
Natural or human-caused disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, infectious disease outbreaks, and other unexpected events may lead our customers, our suppliers or our facilities to curtail production or shut down operations.
Operating levels within our industry and the industries of our customers and suppliers are subject to unexpected conditions and events that are beyond the industries’ control. Those events, including the occurrence of an infectious disease or illness, such as the COVID-19 pandemic, could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our products and adversely affect our sales, margins and profitability. For example, the temporary production shutdowns in the automotive industry during 2020 as a result of the COVID-19 pandemic and associated reduction in demand for our products led to our decision to temporarily idle certain steelmaking facilities and iron ore mines.
Our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of production for varying lengths of time. Factors that could cause production disruptions could include adverse weather conditions (for example, extreme winter weather, tornadoes, floods, and the lack of availability of process water due to drought) and natural and man-made disasters, lack of adequate raw materials, energy or other supplies, and infectious disease outbreaks, such as the COVID-19 pandemic. In addition, factors that could adversely impact production and operations at our mining operations include tailings dam failures, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying deposits of iron ore and coal, variations in rock and other natural materials, and variations in geologic conditions and processing changes.
Our mining operations, processing facilities, steelmaking and logistics operations depend on critical pieces of equipment. This equipment may, on occasion, be out of service because of unanticipated failures or unplanned outages. In addition, most of our mines and production and processing facilities have been in operation for several decades, and the equipment is aged. In the future, we may experience additional lengthy shutdowns or periods of reduced production because of equipment failures. Further, remediation of any interruption in production capability may require us to make large capital expenditures that could have a negative impact on our profitability and cash flows. Our business interruption insurance would not cover all of the lost revenues associated with equipment failures. Longer-term business disruptions could result in a loss of customers, which could adversely affect our future sales levels and revenues.
Many of our production facilities and mines are dependent on one source for electric power, natural gas, industrial gases and/or certain other raw materials or supplies. A significant interruption in service from our suppliers due to the COVID-19 pandemic, terrorism or sabotage, weather conditions, natural disasters, equipment failure or any other cause could result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.
We incur certain costs when production capacity is idled, as well as increased costs to resume production at previously idled facilities.
Our decisions concerning which facilities to operate and at what production levels are made based in part upon our customers’ orders for products, as well as the quality, performance capabilities and cost of our operations. During depressed market conditions, we may concentrate production at certain facilities and not operate others in response to customer demand, and as a result we may incur idle costs that could offset our anticipated savings from not operating the idled facility. For example, due to reduced demand as a result of the COVID-19 pandemic, certain of our steelmaking facilities and iron ore mines were temporarily idled during portions of 2020 and we continued to incur certain fixed costs at those facilities. We cannot predict whether our operations will experience additional disruptions in the future.
When we restart idled facilities, we incur certain costs to replenish inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities, and prepare employees to return to work safely and resume production responsibilities. The amount of any such costs can be material, depending on a variety of factors, such as the period of idle time, necessary repairs and available employees, and is difficult to project.
We may not have adequate insurance coverage for some business risks.
Our operations are generally subject to a number of hazards and risks, which could result in personal injury or damage to, or destruction of, equipment, properties or facilities. The insurance that we maintain to address risks that are typical in our businesses may not provide adequate coverage. Insurance against some risks, such as liabilities for environmental pollution, tailings basin breaches, or certain hazards or interruption of certain business activities, may not be available at an economically reasonable cost, or at all. Even if available, we may self-insure where we determine it is most cost effective to do so. As a result, despite the insurance coverage that we carry, accidents or other negative developments involving our production, mining, processing or transportation activities causing losses in excess of policy limits, or losses arising from events not covered under insurance policies, could have a material adverse effect on our financial condition and cash flows.
A disruption in or failure of our IT systems, including those related to cybersecurity, could adversely affect our business operations and financial performance.
We rely on the accuracy, capacity, integrity and security of our IT systems for the operation of many of our business processes and to comply with regulatory, legal and tax requirements. While we maintain some of our critical IT systems, we are also dependent on third parties to provide important IT services relating to, among other things, operational process technology at our facilities, human resources, electronic communications and certain finance functions. Further, in connection with the Acquisitions, we inherited certain legacy hardware and software IT systems that can be supported only by a very limited number of specialists in the market, and our increased reliance on these legacy IT systems may increase the risk of IT system disruption or failure, which could adversely affect our operations.
Despite the security measures that we have implemented, including those related to cybersecurity, our IT systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters, or unauthorized physical or electronic access or intrusions. Though we have controls in place, we cannot provide assurance that a cyberattack will not occur. Furthermore, we may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. We may also experience increased risk of IT system failures or cyberattacks as many of our employees continue to work from home as part of our response to the COVID-19 pandemic. In addition, we may experience increased risk of IT system failures or cyberattacks as transitional activities relating to the Acquisitions are in progress, since these activities expose each company to the other’s security vulnerabilities, and because the Acquisitions may attract the attention of potential cyber criminals.
Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential, personally identifiable or otherwise protected information, or result in the corruption of data, each of which could adversely affect our businesses. For example, cybersecurity vulnerabilities could result in an interruption of the functionality of our automated manufacturing operating systems, which, if compromised, could cease, threaten, delay or slow down our ability to produce or process steel or any of our other products for the duration of such interruption, which could result in reputational harm and may adversely affect our results of operations, financial condition and cash flows. In addition, any compromise of the security of our IT systems could result in a loss of confidence in our security measures and subject us to litigation, regulatory investigations and negative publicity that could adversely affect our reputation and financial condition. Our customers, suppliers and vendors may also access or store certain of our sensitive information on their IT systems, which, if breached, attacked or accessed by unauthorized persons, could likewise expose our sensitive information and adversely impact our businesses. Furthermore, as cybersecurity threats continue to evolve and become more sophisticated, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.

V. DEVELOPMENT AND SUSTAINABILITY RISKS
The cost and time to implement a strategic capital project may prove to be greater than originally anticipated.
From time to time, we undertake strategic capital projects, such as our recently-completed Toledo direct reduction plant, in order to enhance, expand or upgrade our production and mining capabilities or diversify our customer base. Our ability to achieve the anticipated production volumes, revenues or otherwise realize acceptable returns on strategic capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market (such as a volatile pricing environment for our products), operational, permitting and labor-related factors. Further, the cost to implement any given strategic capital project ultimately may prove to be greater and may take more time than originally anticipated. Inability to achieve the anticipated results from the implementation of our strategic capital projects, incurring unanticipated implementation costs or penalties, or the inability to meet contractual obligations could adversely affect our results of operations and future earnings and cash flow generation.
We must continually replace reserves depleted by production. Exploration activities may not result in additional discoveries.
Our ability to replenish mineral reserves is important to our long-term viability. Depleted reserves must be replaced by further delineation of existing mineral bodies or by locating new deposits in order to maintain production levels over the long term. Decisions to defer mine development activities may adversely impact our ability to substantially increase future mineral production. Resource exploration and development are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined economically. Once a mineral body is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful, and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
We rely on estimates of our recoverable reserves, which is complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate our iron ore and coal reserves based on revenues and costs and update them as required in accordance with SEC regulations. We anticipate further updating our mining properties disclosure in accordance with the SEC’s Final Rule 13-10570, Modernization of Property Disclosures for Mining Registrants, which became effective February 25, 2019, and which rescinds SEC Industry Guide 7 following a two-year transition period, which means that we will be required to comply with the new rule no later than our fiscal year beginning January 1, 2021.
Estimates of reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, some of which are beyond our control, such as production capacity, effects of regulations by governmental agencies, future prices for iron ore and coal, future industry conditions and operating costs, severance and excise taxes, development costs, and costs of extraction and reclamation. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our mineral bodies by analyzing geological data, such as samplings of drill holes. Estimated reserves could be affected by future industry conditions, future changes in the SEC’s mining property disclosure requirements, geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and profitability could be adversely affected.
Defects in title or loss of any leasehold interests in our mining properties could limit our ability to mine these properties or result in significant unanticipated costs.
Many of our operations are conducted on properties we lease, license or as to which we have easements or other possessory interests. We generally do not maintain title insurance on our properties. A title defect or the loss of any lease, license, easement or other possessory interest for any mining property could adversely affect our ability to mine any associated reserves. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying or underlying lands, such as for roads, easements, public facilities or other mining activities, may affect our ability to operate as planned if our title is not superior or mutually acceptable arrangements cannot be negotiated. Any challenge to our title could delay the exploration and development of some reserves, deposits or surface rights, cause us to incur unanticipated costs, and could ultimately result in the loss of some or all of our interest in those properties.

In the event we lose reserves, deposits or surface rights, we may be required to shut down or significantly alter impacted mining operations, thereby affecting future production, revenues and cash flows.
In order to continue to foster growth in our businesses and maintain stability of our earnings, we must maintain our social license to operate with our stakeholders.
Maintaining a strong reputation and consistent operational, environmental and safety track record is vital in order to continue to foster growth and maintain stability in our earnings. As stakeholders’ sustainability expectations increase and regulatory requirements continue to evolve, maintaining our social license to operate becomes increasingly important. Our ability to maintain our reputation and strong operating track record could be threatened, including by challenges relating to the integration of the AK Steel and ArcelorMittal USA businesses or by circumstances outside of our control, such as disasters caused or suffered by other companies in the steel and mining industries. If we are not able to respond effectively to these and other challenges to our social license to operate, our reputation could be damaged significantly. Damage to our reputation could adversely affect our operations and ability to foster growth projects.
VI. HUMAN CAPITAL RISKS
Our profitability could be adversely affected if we fail to maintain satisfactory labor relations.
Our production is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at the majority of our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in our production that could affect us adversely. We have labor agreements that will expire at five locations in 2021 and sixteen locations in 2022. If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors or fail to come to an agreement upon expiry, our ability to compete or continuity of production may be materially and adversely affected.
We may encounter labor shortages for critical operational positions, which could adversely affect our ability to produce our products.
We are predicting a long-term shortage of skilled workers in heavy industry and in certain highly specialized IT roles, and competition for the available workers limits our ability to attract and retain employees as well as engage third-party contractors. As our experienced employees retire, we may have difficulty replacing them at competitive wages. In addition, the ongoing COVID-19 pandemic has resulted and may continue to result in increased government restrictions and regulation, including quarantines of our personnel and potential inability to access facilities, which has adversely affected and could continue to adversely affect our operations.
Our expenditures for pension and OPEB obligations could be materially higher than we have predicted if our underlying assumptions differ from actual outcomes, there are regulatory changes or our joint venture partners fail to perform their obligations that relate to employee pension plans.
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

We also contribute to certain multiemployer pension plans, including the Steelworkers’ Pension Trust, for which we are one of the largest contributing employers. If other contributors were to default on their obligations to contribute to any such plans, we could become liable for additional unfunded contributions to the plans.
In addition, some of the transactions in which we previously sold or otherwise disposed of our non-core assets included provisions transferring certain pension and other liabilities to the purchasers or acquirers of those assets. While we believe that all such transfers were completed properly and are legally binding, if the purchaser fails to fulfill its obligations, we may be at risk that a court, arbitrator or regulatory body could disagree and determine that we remain responsible for pension and other liabilities that we intended to and did transfer.
We depend on our senior management team and other key employees, and the loss of these employees could adversely affect our businesses.
Our success depends in part on our ability to attract, retain, develop and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in the global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. We must continue to recruit, retain, develop and motivate our senior management and key personnel in order to maintain our business and support our projects. A loss of senior management and key personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected. We are also subject to the risk that the COVID-19 pandemic may impact the health or effectiveness of members of our senior management team or other key employees.

Item 1B.	Unresolved Staff Comments
We have no unresolved comments from the SEC.

Item 2.	Properties
The following map shows the locations of our operations and offices as of December 31, 2020:

ON
MN
MI
PA
OH
IN
IL
WV
KY
NC
AL
8
9
10
6
7
11
21
37
3
31
18
34
27
17
16
40
1
19
4
13
22
15
26
25
33
23
30
36
32
28
14
20
5
2
41
24
12
29
39
35
38

CLIFFS

Company Offices and Operations

Corporate Offices

1. Cleveland-Cliffs Headquarters
2. Regional Office – West Chester
3. Regional Office – Chicago
4. Regional Office – Richfield
5. Research & Innovation Center

Steelmaking

6. Northshore Mine
7. Tilden Mine
8. United Taconite Mine
9. Minorca Mine
10. Hibbing Taconite Mine
11. Empire Mine (indefinitely idled)
12. Princeton Mine
13. Warren
14. Mountain State Carbon
15. Monessen Coke
16. Toledo
17. Indiana Harbor
18. Burns Harbor
19. Cleveland
20. Middletown Works
21. Dearborn Works
22. Butler Works
23. Mansfield Works
24. Ashland Works (idled)
25. Coatesville
26. Steelton
27. Riverdale
28. Zanesville Works
29. Rockport Works
30. Coshocton Works
31. Burns Harbor Plate
32. Columbus
33. Conshohocken
34. Tek and Kote
35. Piedmont
36. Weirton

Tooling and Stamping

37. Precision Partners – Windsor and Ontario
38. Precision Partners – Sylacauga
39. Precision Partners – Bowling Green

Tubular

40. Tubular Components – Walbridge
41. Tubular Components – Columbus

European Operations *(not shown)*

Corporate Offices
We lease our corporate headquarters in Cleveland, Ohio. We also have leased office space in West Chester, Ohio and Chicago, Illinois. We own our office space located in Richfield, Ohio, and our Research and Innovation Center located in Middletown, Ohio.
Steelmaking
Steelmaking and Finishing Facilities
Below is a listing and description of our principal steelmaking and finishing facilities:
Burns Harbor is a fully integrated steelmaking facility located on Lake Michigan in Northwest Indiana, 50 miles southeast of Chicago. The location allows for prime shipping access to the Port of Indiana, as well as excellent highway and railroad transport. Burns Harbor’s major production facilities include coke plant operations, iron producing, steel producing, hot rolling and finishing and plate rolling and heat treating. The plant operates two blast furnaces and is capable of producing hot-rolled sheet, cold-rolled sheet and hot dip galvanized sheet. Burns Harbor is capable of producing nearly 5 million net tons of raw steel annually. Burns Harbor serves key markets including the automotive, appliance, construction, converters, distribution and pipe and tube markets.
Burns Harbor Plate and Gary Plate are located in Burns Harbor and Gary, Indiana, respectively, and are heat treating and finishing operations producing carbon steel plate, high-strength low alloy steel plate and ASTM grades steel plate. These operations serve the construction, distribution, energy, heavy equipment, infrastructure, military, pipe and tube, rail car and shipbuilding markets.
Butler Works is located in Butler, Pennsylvania, and produces stainless, electrical and carbon steel. Melting takes place in an EAF that feeds an argon-oxygen decarburization unit for the specialty steels. A ladle metallurgy furnace feeds two double-strand continuous casters, which are capable of producing 1 million net tons of raw steel annually. Butler Works also includes a hot rolling mill, annealing and pickling units and two tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels. Butler Works primarily serves the power and distribution transformers and stainless and carbon converters markets.
The Cleveland facility is an integrated steelmaking facility strategically located on the Cuyahoga River in Cleveland, Ohio, with access to the Port of Cleveland and Great Lakes shipping, as well as excellent highway and railroad transport. The Cleveland facility is supplied with coke from our cokemaking operations in Warren, Ohio. Cleveland's major production facilities include two blast furnaces, two steel producing facilities, an 84-inch hot strip mill, a pickling line, a five-stand tandem mill, and a hot dip coating line. The plant's two blast furnaces feed the two steelmaking facilities, which are capable of producing more than 3 million net tons of raw steel annually. Products made at this location are hot-rolled, cold-rolled and hot-dipped galvanized sheet and semi-finished slabs. The Cleveland facility serves the automotive, construction, converters and distribution markets.
The Kote and Tek operations are located in New Carlisle, Indiana, and receive substantially all of their feedstock from Indiana Harbor via daily unit trains. Cleveland-Cliffs Tek is a continuous cold-rolling plant that is capable of producing 1.7 million net tons of sheet steel annually through a continuous descale cold mill and 1.0 million net tons of sheet steel annually through a continuous annealing processing line. Cleveland-Cliffs Kote has separate lines producing 0.5 million net tons of hot-dip galvanized and galvannealed and 0.5 million net tons of electrogalvanized sheet annually. The principal customers of Kote and Tek are in the automotive and appliance markets.
Coatesville is a steel plate production facility located in Coatesville, Pennsylvania, about 40 miles west of Philadelphia, Pennsylvania, and has access to highways and railroads. The facility produces steel from scrap in an EAF and is capable of producing approximately 0.8 million net tons of raw steel annually. The facility also operates ingot teeming facilities, a slab caster, two plate mills, heat-treating facilities, quench and temper and flame-cut shape facilities. The Coatesville facility refines more than 450 different steel chemistries and, together with the Conshohocken facility, produces some of the widest, thickest and heaviest steel plates in the industry. Steel plate products made at this location include carbon, high-strength low-alloy, commercial alloy, military alloy and flame-cut steel. Coatesville serves the aircraft and aerospace, construction, distribution, energy, heavy equipment, military, mold and tool and shipbuilding markets.
Our Columbus operations include a hot-dip galvanizing facility in Columbus, Ohio, and a processing facility in nearby Obetz, Ohio. These operations are temporarily idled due to the COVID-19 pandemic. These central Ohio locations are able to utilize highway and rail transport shipping access. Two zinc pots enable the transition between coatings to be accomplished in a timely manner while allowing for longer exposed runs. The plant produces hot-dip galvanized sheet using cold-rolled coils supplied by other Cliffs facilities and is capable of coating 450,000 net tons annually. The Columbus operations serve the automotive and distribution markets.
Conshohocken is a plate finishing facility located on the Schuylkill River adjacent to Philadelphia, Pennsylvania. The area is surrounded by highway and railroad systems that provide shipping access. Coatesville supplies steel plate to the Conshohocken plant, which operates heat treat, finishing and inspection facilities for steel plate finishing. The Conshohocken plant has a steckel mill that is currently idled, which is capable of producing coil and discrete plates. Conshohocken plate products are used in construction and military applications.
Coshocton Works is located in Coshocton, Ohio, and consists of a stainless steel finishing plant containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, bell annealing furnaces, two bright annealing lines, two temper mills, and other processing equipment, including temper rolling, slitting and a packaging line. Coshocton Works produces various flat-rolled stainless steel products including austenitic (chrome nickel) stainless steel grades, martensitic (chrome) stainless steel grades and ferritic (chrome) stainless steel grades, serving the automotive, appliance, distribution and medical markets among others.
Dearborn Works is located in Dearborn, Michigan, with carbon steel melting, casting, cold rolling and finishing operations for carbon steel. The major production facilities include a blast furnace, basic oxygen furnaces, two ladle metallurgy furnaces, a vacuum degasser, two slab casters, a pickling line tandem cold mill and a hot-dipped galvanizing line. Dearborn Works is capable of producing between 2 and 3 million net tons of raw steel annually. Products made at this location include carbon slabs, hot dip galvanized ZINCGRIP®, hot dip galvannealed ZINCGRIP GA steel and AHSS. Dearborn Works serves the automotive, heating, ventilation and air conditioning, converters and distribution markets. During 2020, the Dearborn Works hot strip mill, anneal and temper operations were permanently idled as part of our cost reduction efforts.
Indiana Harbor is one of the largest integrated steelmaking facilities in North America and is located in East Chicago, Indiana, just 20 miles southeast of Chicago, Illinois. The major production facilities include three blast furnaces, two of which are currently operating, a recycle plant, four basic oxygen furnaces, ladle metallurgy facilities and vacuum degassing, four continuous casting machines, a slab dimensioning facility, an 80-inch hot strip mill, a pickling line, a five-stand tandem mill, batch and continuous annealing, a temper mill and two hot-dip galvanizing lines. Indiana Harbor currently operates two blast furnaces capable of producing 5.5 million net tons of raw steel annually and has a diverse facility capable of making a full range of flat products, including AHSS, American Petroleum Institute pipe skelp, motor-laminations, automotive exposed and martinsitic grades. Indiana Harbor is a leader in North American development of new automotive products, and is a primary supplier of coils to Kote and Tek. Indiana Harbor serves the automotive, appliance, contractor applications, distribution, strip converters and tubular markets.
Mansfield Works is located in Mansfield, Ohio, and produces high chrome ferritics and martensitic stainless steels and semi-finished hot bands. The major production facilities include a melt shop with two EAFs, an argon oxygen decarburization unit, a ladle metallurgy facility, a thin slab continuous caster, a walking beam slab furnace and a hot rolling mill. The thin slab caster uses an advanced technology production system to meet customer specifications. Mansfield Works is capable of producing approximately 0.6 million net tons of raw steel annually. Mansfield Works serves the automotive and appliance for stainless products markets.
Middletown Works is an integrated steel operation with carbon steel melting, casting, hot and cold rolling, and finishing operations located in Middletown, Ohio. The major production facilities include a coke facility, a blast furnace, basic oxygen furnaces, a Composition Adjustment by Sealed argon bubbling – Oxygen Blowing (CAS-OB), a vacuum degasser and a continuous caster for the production of carbon steel, which is capable of producing nearly 3 million net tons of raw steel annually. Middletown Works also has a hot strip mill, pickling lines, a five-stand cold mill, an electrogalvanizing line, a hot dip carbon and stainless aluminizing line, a hot dip galvanizing line, box annealing furnaces, temper mills and an open coil annealing facility for finishing products. Products made at this location include hot-rolled and cold-rolled carbon steels, enameling steels, electrogalvanized ZINCGRIP ELECTRASMOOTH® steels, hot dip galvanized ZINCGRIP products and aluminized carbon and stainless steels. Middletown Works serves the automotive, appliance, heating, ventilation and air conditioning, culvert and distribution markets.
Piedmont is a finishing facility located in Newton, North Carolina, 50 miles northwest of Charlotte. The facility specializes in plasma cutting plate steel products into blanks for machinery and automotive manufacturers and primarily serves the truck axle blank business. Additionally, it provides services such as part leveling and just-in-time deliveries.

Riverdale is a compact strip mill that produces hot-rolled sheet located in Illinois, 14 miles west of our Indiana Harbor facility. The location allows for close shipping access to Lake Michigan, and is surrounded by highway and railroad systems. The Riverdale facility operates two basic oxygen furnaces, a ladle metallurgy facility, continuous thin slab caster, tunnel furnace and hot strip mill, which are capable of producing approximately 1 million net tons of thin-slab casting and rolling annually. The light gauge capabilities and tight gauge tolerances are desired characteristics for line pipe and structural and mechanical tubing producers. Principal products made at this plant include hot-rolled black bands in a full range of grades, including high carbon and alloy. The Riverdale facility primarily serves cold-rolled strip producers who supply the automotive, saw blade and strapping markets.
Rockport Works is located on the Ohio River in southwest Indiana near Rockport, Indiana. Rockport Works consists of a carbon and stainless steel finishing plant containing a continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. Utilizing innovative manufacturing technologies, the plant incorporates automated guidance vehicles and automated cranes to move the steel through the various finishing operations. Steels from Rockport Works include a full range of cold-rolled carbon, coated and stainless steels in either the annealed and pickled or temper rolled surface condition. Product offerings include a wide variety of AHSS. The Rockport Works hot dip galvanizing and galvannealing line incorporates revolutionary proprietary technologies, including induction transition heating, which provides rapid, accurate annealing temperature control. In addition, the Rockport Works line produces 80-inch sheet steel. Rockport Works serves the automotive, appliance, heating, ventilation and air conditioning and distribution for carbon and stainless markets.
Steelton is one of only three rail producers in North and South America and is located in Steelton, Pennsylvania, about 100 miles west of Philadelphia, Pennsylvania. Steelton consists of a 150 net ton direct current EAF with ladle refining and vacuum degassing, a three-strand continuous jumbo bloom caster and an ingot teeming facility. Steelton has an annual steelmaking capacity of 1 million net tons. Steelton produces railroad rails, specialty blooms and flat bars for use in railroad and forging markets.
Our Weirton facility is a tinplate facility located on the northern panhandle of West Virginia along the Ohio River in the city of Weirton, West Virginia. The location provides shipping access along the Ohio River, as well as highway and railroad shipping. Products made at this location include cold-rolled and tinplate products serving the distribution and packaging markets.
Zanesville Works is located on the Muskingum River in Zanesville, Ohio. The finishing facility's products include regular GOES and cold-rolled NOES. These specialty flat-rolled steels enable customers to create a variety of products, including generators, transformers and a host of other electrical devices. The primary markets Zanesville Works serves are the power and distribution transformers markets.
In the aggregate, we have annual production capacity of approximately 23 million net tons of raw steel. Due to the timing of the Acquisitions and the idling of facilities in response to impacts of the COVID-19 pandemic, our steelmaking facilities produced a total of 4 million net tons of raw steel during the year ended December 31, 2020.
Direct Reduction Plant, Iron Ore Mines and Pellet Plants
Our direct reduction plant is located in Toledo, Ohio, and is near an existing dock, has rail access and heavy haul roads for operation logistics. We are leasing the property on which the plant is located. Our Toledo direct reduction plant, which began production in the fourth quarter of 2020, produces a specialized high quality iron alternative to scrap and pig iron. The Toledo direct reduction plant has annual capacity of 1.9 million metric tons of HBI per year, and we expect to reach full production rate by the second quarter of 2021.
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
We currently own or co-own five operating iron ore mines in Michigan and Minnesota, as well as one indefinitely idled mine in Michigan. Following the AM USA Transaction, we now have an aggregate annual production capacity of approximately 28 million long tons of iron ore pellets, including our 85.3% share of the Hibbing mine production. Historically, our share of production capacity was approximately 21 million long tons of iron ore pellets annually. We produced 17 million, 20 million and 20 million long tons of iron ore pellets in 2020, 2019 and 2018, respectively.
Our iron ore mines produce from deposits located within the Biwabik and Negaunee Iron Formation, which are classified as Lake Superior type iron formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.
The Hibbing mine is located in the center of Minnesota’s Mesabi Iron Range and is approximately ten miles north of Hibbing, Minnesota, and five miles west of Chisholm, Minnesota. We own an 85.3% interest in the Hibbing mine, which has been operating since 1976. A subsidiary of U.S. Steel owns the remaining 14.7% of the Hibbing mine. Prior to the AM USA Transaction, we owned 23% of Hibbing, ArcelorMittal USA had a 62.3% interest and U.S. Steel had a 14.7% interest. On December 9, 2020, as a result of the AM USA Transaction, we acquired an additional 62.3% ownership stake in the Hibbing mine and became the majority owner and mine manager. Each partner takes its share of production pro rata; however, provisions in the joint venture agreement allow additional or reduced production to be delivered under certain circumstances. In 2020, the Hibbing mine produced 5.5 million long tons of iron ore pellets, of which 1.6 million long tons were for our account. Hibbing owns 3% of the ore reserves and leases 97% via multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Hibbing operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF rail to a ship loading port at Superior, Wisconsin, operated by BNSF.
The Minorca mine is located in the center of Minnesota’s Mesabi Iron Range near Virginia, Minnesota. In 2020, the mine produced 2.8 million long tons of iron ore pellets, of which approximately 0.2 million long tons were produced during the period subsequent to the AM USA Transaction. We own 100% of the Minorca mine, which has been operating since 1977, and lease 100% of the mineral rights. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. This operation includes a concentrating and pelletizing facility, along with two open pit iron ore mines located approximately seven miles from the processing facilities. The processing operations consist of a crushing facility, a three-line concentration facility and a single-line straight grate pelletizing plant. Pellets are transported by CN rail to ports on Lake Superior and shipped to Indiana Harbor located in East Chicago, Indiana.
The Northshore mine is located in northeastern Minnesota, approximately two miles south of Babbitt, Minnesota, on the northeastern end of the Mesabi Iron Range. Northshore’s processing facilities are located in Silver Bay, Minnesota, near Lake Superior. In 2020, the Northshore mine produced 3.8 million long tons of iron ore pellets, including both standard and DR-grade pellets. We own 100% of the Northshore mine, which has been operating since 1990, and lease 100% of the mineral rights. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported along a wholly owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occur before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant site has its own ship loading port located on Lake Superior.
The Tilden mine is located on the Marquette Iron Range in Michigan’s Upper Peninsula approximately five miles south of Ishpeming, Michigan. In 2020, the Tilden mine produced 6.3 million long tons of iron ore pellets. We own 100% of the Tilden mine, which has been operating since 1974. We own 91% and lease the remaining 9% of the ore reserves. Operations consist of an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills, magnetite separation and floatation to produce hematite and magnetite concentrates that are then supplied to the on-site pellet plant. From the site, pellets are transported by our LS&I rail to a ship loading port at Marquette, Michigan, operated by LS&I.
The United Taconite mine is located on Minnesota’s Mesabi Iron Range in and around the city of Eveleth, Minnesota. The United Taconite concentrator and pelletizing facilities are located ten miles south of the mine, near the town of Forbes, Minnesota. In 2020, the United Taconite mine produced 5.2 million long tons of iron ore pellets. We own 100% of the United Taconite mine, which has been operating since 1965, and lease 100% of the mineral rights. Mining is conducted on multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. United Taconite operations consist of an open pit truck and shovel mine where two stages of crushing occur before the ore is transported by rail, operated by CN, to the plant site. At the plant site an additional stage of crushing occurs before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the on-site pellet plant. From the plant site, pellets are transported by CN rail to a ship loading port at Duluth, Minnesota, operated by CN.
The Empire mine was indefinitely idled in 2016 and had an annual iron ore pellet production capability of 6 million long tons. We own 47% of the ore reserves and lease the remaining 53%.
Coal Mining and Cokemaking
Princeton is a coal mining complex located in West Virginia that specializes in surface and underground mining of metallurgical coal to produce coke and pulverized coal injection coal. We have annual rated metallurgical coal production capacity of 2.3 million net tons from our Princeton mine. In 2020, the mine produced approximately 1.6 million net tons of coal, of which approximately 0.1 million net tons were produced during the period subsequent to the AM USA Transaction. We own 100% of the Princeton mine, which has been operating since 1995. We own 52% of the coal reserves and lease 48% via multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Princeton's operations consist of two open-pit surface mines, two underground mines, a preparation plant and two rail loadouts.
In 2020, our cokemaking facilities produced between 2.0 million and 2.5 million net tons of coke, of which approximately 0.6 million net tons were produced during the period subsequent to the respective date of acquisition for each facility. Mountain State Carbon produces furnace coke and related by-products from its plant in Follansbee, West Virginia, which consists of four batteries. Monessen produces furnace coke and related by-products in Monessen, Pennsylvania, and is temporarily idled due to the COVID-19 pandemic. Warren produces furnace coke and related by-products from its plant in Warren, Ohio, and supplies the Cleveland facility. We also operate cokemaking facilities located within Burns Harbor and Middletown Works.
Other Businesses
Our Tubular operating segment consists of our subsidiary Tubular Components, which has plants in Walbridge, Ohio; Columbus, Indiana; and Queretaro, Mexico. The Walbridge plant operates six electric resistance welded tube mills. The Columbus plant also operates six electric resistance welded tube mills and four high-speed cold saws on leased property. The plant in Queretaro, Mexico is currently in the process of being shut down and has ceased tube production. The Queretaro plant is located on leased land in a leased building, under a lease that expires in April 2021. The high-speed cold saw that was operating at the Queretaro plant has already been relocated to the Columbus plant and the tube mill will be returned to the U.S. and replace an existing, older tube mill currently in operation.
Our Tooling and Stamping operating segment consists of our subsidiary Precision Partners, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market across ten plants, of which certain of these are under long-term lease agreements, in Ontario, Alabama and Kentucky. Its facilities feature seven large-bed, hot-stamping presses, providing 13 lines of production; 81 cold-stamping presses ranging from 150 net tons to 3,000 net tons of pressing capacity; 17 large-bed, high-tonnage tryout presses with prove-out capabilities for new tool builds; and 144 multi-axis welding assembly cells. We are also in the process of constructing a new Precision Partners facility in Tennessee. We expect to complete construction and begin production of prototype components in the third quarter of 2021, and expect to reach commercial production in the first quarter of 2022.
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
Reserve estimates are based on pricing that does not exceed the three-year trailing average index price of iron ore and coal adjusted to realized price. We evaluate and analyze mineral reserve estimates in accordance with our mineral policy and SEC requirements. The table below identifies the year in which the latest reserve estimate was completed.

Property	Date of Latest Economic Reserve Analysis
Iron ore mines:
Hibbing	2015
Minorca	2019
Northshore	2020
Tilden	2019
United Taconite	2019
Coal mines:
Princeton	2019
Ore reserve estimates for our iron ore mines were estimated from fully designed open pits developed using three-dimensional modeling techniques. These fully designed pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our reserve estimates. All operations' reserves have been adjusted net of production through 2020.
The following represents iron ore mineral reserves:

Iron Ore Mineral Reserves
as of December 31, 2020
(In Millions of Long Tons)
	Proven		Probable		Proven & Probable
Property	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade[3]	Process Recovery[4]
Hibbing[1]	76	19.7	25	19.6	101	19.7	27%
Minorca	113	23.6	7	25.3	120	23.7	31%
Northshore	318	25.3	519	24.1	837	24.6	29%
Tilden[2]	168	35.2	418	34.8	586	34.8	34%
United Taconite	158	23.1	631	22.1	789	22.3	31%
Total	833		1,600		2,433

[1] The Hibbing mine is reported on a 100% basis, of which, our ownership is 85.3%.
[2] Tilden hematite reported grade is percent FeT; all other properties are percent magnetic iron.
[3] Cutoff for Tilden hematite is 25% FeT. Cutoff grades for magnetic ore are 20% for Tilden, 19% for Northshore, 16% for Minorca, 17% for United Taconite and 15% for Hibbing.
[4] Process recovery includes all factors for converting crude ore tonnage, shown above, to a dry saleable product.
The following represents recoverable coal reserves:

Recoverable Coal Reserves
as of December 31, 2020
(In Millions of Net Tons)
	Proven		Probable		Proven & Probable
Property	ROM	Wet Recovery	ROM	Wet Recovery	ROM	Wet Recovery	Ash %	Sulfur %	Volatile %
Princeton Coal	69.5	44.7	26.5	11.0	96.0	55.7	5%	0.7%	18%

Item 3.	Legal Proceedings
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
Mesabi Trust Arbitration. On December 9, 2019, Mesabi Trust filed a demand for arbitration with the American Arbitration Association against Northshore and Cleveland-Cliffs Inc. alleging various breaches of a royalty agreement under which Northshore extracts iron ore from Mesabi Trust lands in return for paying royalties to Mesabi Trust. In its demand, Mesabi Trust asserts that we improperly based royalty payments for intercompany sales of DR-grade pellets on artificially low pricing of DR-grade pellet sales to one of our arms’ length third-party customers. Mesabi Trust further asserts that we paid royalties too soon on DR-grade pellets stockpiled at Northshore and destined for shipment to our Toledo direct reduction plant. The allegations also include failure to provide access to information and individuals necessary to determine compliance with the royalty agreement. In addition to seeking damages and costs, Mesabi Trust seeks declarations as to the methodology and timing for calculating royalties on our intercompany DR-grade pellet sales, and that Mesabi Trust should have full and unfettered access to all of our information and employees. During 2020, the parties appointed a three-member arbitration panel and engaged in discovery. The arbitration hearing is scheduled for May 2021. We believe the claims asserted against us are without merit, and we intend to vigorously defend against them.
Certain Legacy Legal Proceedings Relating to our Steel Operations. Certain of our acquired subsidiaries have been named as defendants, among many other named defendants, in numerous lawsuits filed since 1990 claiming injury allegedly resulting from exposure to asbestos. Similar lawsuits seeking monetary relief continue to be filed in various jurisdictions in the U.S., which cases are vigorously defended. Although predictions about the outcome of pending litigation is subject to uncertainties, based upon present knowledge, we believe it is unlikely that the resolution in the aggregate of these claims will have a materially adverse effect on our consolidated results of operations, cash flows or financial condition.
Legal Proceedings Relating to Environmental Matters
SEC regulations require us to disclose certain information about administrative or judicial proceedings involving the environment and to which a governmental authority is a party if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We believe that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to our business or financial condition. Applying this threshold, we are disclosing the following environmental proceedings for the period covered by this report:
Dearborn Works Air NOVs. On November 18, 2019, November 26, 2019, and March 16, 2020, EGLE issued NOVs with respect to the basic oxygen furnace electrostatic precipitator at Dearborn Works alleging violations of manganese, lead and opacity limits. We are investigating these claims and will work with EGLE to attempt to resolve them. We intend to vigorously contest any claims that cannot be resolved through a settlement. Until a settlement is reached with EGLE or the claims of the NOVs are otherwise resolved, we cannot reasonably estimate the costs, if any, associated with any potentially required work.
Additional information for this item relating to certain other environmental proceedings may be found under the headings EPA Administrative Order In Re: Ashland Coke and Burns Harbor Water Issues in NOTE 21 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part II – Item 8. Financial Statements and Supplementary Data, which information is incorporated herein by reference.

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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Part IV – Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Exchange Information
Our common shares (ticker symbol CLF) are listed on the NYSE.
Holders
At February 24, 2021, we had 2,586 shareholders of record.
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

		2015	2016	2017	2018	2019	2020
Cleveland-Cliffs Inc.	Return %	—	432.28	(14.27)	6.66	12.60	77.46
	Cum $	100.00	532.28	456.32	486.71	548.04	972.55
S&P 500 Index	Return %	—	11.93	21.80	(4.39)	31.48	18.39
	Cum $	100.00	111.93	136.33	130.35	171.38	202.90
S&P Small Cap 600 Index	Return %	—	26.46	13.15	(8.52)	22.74	11.24
	Cum $	100.00	126.46	143.09	130.90	160.66	178.72
S&P Metals and Mining Select Industry Index	Return %	—	105.09	20.61	(26.76)	14.70	15.97
	Cum $	100.00	205.09	247.36	181.17	207.80	240.98

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2020	2,293	$6.69	—	$—
November 1 - 30, 2020	3,594	7.23	—	—
December 1 - 31, 2020	262	12.88	—	—
Total	6,149	$7.27	—	$—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 6.	Selected Financial Data
[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Part II – Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Overview
The year 2020 represented a transformative period in our Company's 173-year history. During the year, we completed the vertical integration of our legacy iron ore pellet business with the acquisitions of steelmakers AK Steel and ArcelorMittal USA, becoming the largest flat-rolled steel producer in North America. Our new unique, vertically integrated business model provides a competitive advantage over other steelmakers that procure a larger proportion of their steelmaking raw materials from external sources, and allows us to control our production from upstream mining to downstream stamping and tubing.
We believe the Acquisitions give us a leading position in the highly desirable automotive end market, where we supply best-in-class volumes, quality and delivery performance, and give us the most comprehensive flat steel product offering in the industry. Due to the much larger operational footprint we now have, we anticipate synergies of approximately $310 million from asset optimization, economies of scale and streamlining overhead, over half of which has already been set in motion.
We are now focused on maximizing the value of the iron ore pellets we produce from our legacy and recently acquired mines in Michigan and Minnesota. A majority of the pellets we produce is dedicated to internal consumption, and we do not rely on external sources of pellets. As such, our new Steelmaking segment captures effectively all of the production activity in the steelmaking process, which begins at our mines.
In 2020, we also completed construction of and began production at our state-of-the-art direct reduction plant in Toledo, Ohio. This facility produces high-quality HBI, and is the first of its kind in the Great Lakes region. Our HBI provides a high-quality and environmentally friendly alternative to the scrap and imported pig iron that our potential customers currently utilize. We expect to begin selling this product to third parties during the first quarter of 2021 and reach nameplate capacity at our direct reduction plant during the second quarter of 2021.
Along with these notable accomplishments, we have been able to successfully navigate through the COVID-19 pandemic while preserving the health and safety of both our workforce and our Company for the long term. The COVID-19 pandemic caused its fair share of challenges, as disruptions in demand led to lower sales output and necessitated the unplanned idling of certain production facilities. These production outages, along with the lower demand and lower prices that came as a result of the pandemic, generated weaker results during the year than what we would normally expect.
As the demand environment began to recover, our results in the second half of the year improved dramatically and operations at temporarily idled facilities resumed. Now, with steel prices and scrap prices in the U.S. recently reaching all-time highs, we believe our decisive actions and accomplishments during 2020 will allow us to deliver strong financial results and free cash flow in 2021. We also believe our new vertically integrated business model is well-equipped to navigate and succeed through future pricing or demand volatility that is common in our industry.
Despite the ongoing pandemic, we also continued our best practices from both a safety and environmental standpoint. During 2020, our safety TRIR (including contractors) was 0.92 per 200,000 hours worked. On environmental matters, we recently made a commitment to reduce GHG emissions 25% by 2030 from 2017 levels, a higher reduction target than our competitors and a demonstration of the newfound leadership role we plan to take in the domestic steel industry.
Recent Developments
Acquisition of ArcelorMittal USA
On December 9, 2020, pursuant to the terms of the AM USA Transaction Agreement, we purchased ArcelorMittal USA from ArcelorMittal. In connection with the closing of the AM USA Transaction, as contemplated by the terms of the AM USA Transaction Agreement, ArcelorMittal’s former joint venture partner in Kote and Tek exercised its put right pursuant to the terms of the Kote and Tek joint venture agreements. As a result, we purchased all of such joint venture partner’s interests in Kote and Tek. Following the closing of the AM USA Transaction, we own 100% of the interests in Kote and Tek.
The assets of ArcelorMittal USA acquired by us at the closing of the AM USA Transaction include six steelmaking facilities, eight finishing facilities, three cokemaking operations, two iron ore mining and pelletizing operations and one coal mining complex. Refer to NOTE 3 - ACQUISITIONS for additional information.
Financing Transactions
On December 9, 2020, we entered into the ABL Amendment. The ABL Amendment modified the ABL Facility to, among other things, increase the amount of tranche A revolver commitments available thereunder by an additional $1.5 billion and increase certain dollar baskets related to certain negative covenants that apply to the ABL Facility. After giving effect to the ABL Amendment, the aggregate principal amount of tranche A revolver commitments under the ABL Facility is $3.35 billion and the aggregate principal amount of tranche B revolver commitments under the ABL Facility remains at $150 million.
On February 11, 2021, we sold 20 million of our common shares, and the indirect, wholly owned subsidiary of ArcelorMittal to which approximately 78 million common shares were issued as part of the consideration paid by us in connection with the closing of the AM USA Transaction sold 40 million common shares, in each case at a price per share to the underwriter of $16.12, in an underwritten public offering. We also granted the underwriter an option to purchase up to an additional 9 million common shares from us at a price per share to the underwriter of $16.12. The underwriter has until March 10, 2021 to exercise such option, which it may do in full, in part or not at all. We did not receive any proceeds from the sale of the common shares by the selling shareholder in the offering. We intend to use the net proceeds to us from the offering, plus cash on hand, to redeem up to approximately $334 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. We intend to use any remaining net proceeds to us following such redemption to reduce borrowings under our ABL Facility.
On February 17, 2021, we issued $500 million aggregate principal amount of 4.625% 2029 Senior Notes and $500 million aggregate principal amount of 4.875% 2031 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from the notes offering to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
Company Structure
We have updated our segment structure to coincide with our new business model and are organized into four operating segments based on differentiated products, Steelmaking, Tubular, Tooling and Stamping, and European Operations. Our previous Mining and Pelletizing segment is included within Steelmaking as iron ore pellets are a primary raw material for our steel products. We have one reportable segment - Steelmaking. Our other operating segments are classified as our Other Businesses.
COVID-19
In December 2019, COVID-19 surfaced in Wuhan, China, and then spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified throughout 2020, and many countries, including the United States, took steps to restrict travel, temporarily close businesses and issue quarantine orders. It remains unclear how long and to what degree of severity the economic impact of the COVID-19 pandemic will be felt.
On March 27, 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, AMT credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. During 2020, the CARES Act provided liquidity relief by enabling us to accelerate the receipt of $60 million of AMT credit refunds in July 2020, defer pension contributions until January 2021, and defer employer social security payments until 2021 and 2022.
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
Although steel and iron ore production are considered “essential” by the states in which we operate, certain of our facilities and construction activities were temporarily idled during the second quarter of 2020 due primarily to temporarily reduced product demand. Most of these temporarily idled facilities were restarted during the second quarter of 2020, and the remaining operations were restarted during the third quarter of 2020. Our Columbus and Monessen facilities acquired through the AM USA Transaction are temporarily idled due to the COVID-19 pandemic.
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
To mitigate the impact of the COVID-19 pandemic, we took a number of steps throughout 2020 to solidify our liquidity position, including issuing $520 million aggregate principal amount of secured debt, adding a $150 million FILO tranche to our ABL Facility, idling several facilities both temporarily and permanently, temporarily deferring our Chief Executive Officer’s compensation by 40%, temporarily deferring salaries by up to 20%, temporarily deferring other salaried employee benefits, and temporarily suspending capital expenditures. Lastly, our Board suspended future dividends, which was a typical cash obligation of approximately $100 million on an annualized basis.

Results of Operations
Overview
For the year ended December 31, 2020, we had a Net loss of $81 million. For the years ended December 31, 2019 and 2018, we had Net income of $293 million and $1,128 million, respectively. Our total revenues, diluted EPS and Adjusted EBITDA were as follows:

See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net Income (loss) to Adjusted EBITDA.
Revenues

Revenues by Product Line
Year Ended
December 31, 2020

Other 10%
Hot-rolled 7%
Cold-rolled 9%
Iron products 25%
Coated 33%
Stainless/electrical 16%

Revenues from iron products made up 100% of our revenues by product line for the year ended December 31, 2019.

During the year ended December 31, 2020, our consolidated Revenues were approximately $5.4 billion, an increase of approximately $3.4 billion, or 169%, compared to 2019. The increase was due to the addition of $4.0 billion in revenues as a result of the Acquisitions, partially offset by a decrease in revenue from iron products of $655 million resulting from lower sales volumes of 6.9 million long tons compared to 2019. The lower sales volumes of iron products in 2020, as compared to 2019, were partially due to the diversion of pellets for internal consumption following the Acquisitions. Overall, we experienced lower customer demand during 2020 as a result of the reduced manufacturing activity caused by the COVID-19 pandemic.
Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues to each of the markets we supply:

	(In Millions)
	Year Ended December 31,
	2020		2019
	Revenue	%	Revenue	%
Automotive	$2,391	45%	$—	—%
Infrastructure and Manufacturing	818	15%	—	—%
Distributors and Converters	722	13%	—	—%
Steel producers[1]	1,423	27%	1,990	100%
Total revenues	$5,354		$1,990

[1] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.
Automotive Market
North American light vehicle production for 2020 declined 20% to approximately 13 million units from the prior year due to the impacts of the COVID-19 pandemic, which forced automotive businesses to shut down from the end of the first quarter of 2020 until near the end of the second quarter of 2020. During the third quarter of 2020, auto makers saw pent-up demand bring sales back to more normal levels as buyers and dealers adapted to new procedures and virtual shopping. Fourth quarter 2020 sales for the automotive industry were more in line with expected sales for the time of year, returning to near pre-COVID-19 levels.
Infrastructure and Manufacturing
Domestic construction activity and the replacement of aging infrastructure directly affects sales of our carbon, stainless and electrical steel products, particularly for GOES. Additionally, during 2020, there were nearly 1.4 million new housing starts in the U.S., an increase of approximately 6% from 2019, and home sales reached nearly 6 million, the highest annual mark since 2006, despite the supply of existing homes reaching all-time lows. This provides a positive indication that domestic GOES customers could continue to experience steady demand consistent with the construction and electrical transformer replacement markets.
Distributors and Converters
Steel distributors and converters typically source from the commodity carbon, stainless and electrical spot markets. The price for domestic HRC, which is an important attribute in the profitability of this end market, averaged $588 per net ton for the year ended December 31, 2020. The price of HRC was negatively impacted by lower demand related to the COVID-19 pandemic, and hit a low point of $438 per net ton on April 30, 2020. However, after the industry recovered and supply-demand dynamics improved, the price rebounded dramatically, improving to a peak of $1,030 per net ton by December 31, 2020.
Steel Producers Market
The steel producers market represents third-party sales to other steel producers, including those who operate blast furnaces and EAFs. It includes sales of raw materials and semi-finished and finished goods, including iron ore pellets, coal, coke, HBI and steel products. Iron ore product revenues declined during 2020, as compared to 2019, partially as a result of the Acquisitions as our iron ore pellet production was consumed internally and the respective intercompany revenue was eliminated in consolidation. Additionally, we experienced lower customer demand during 2020 as a result of the reduced manufacturing activity caused by the impacts of the COVID-19 pandemic.

Operating Costs
Cost of goods sold
Cost of goods sold increased by $3,688 million for the year ended December 31, 2020, as compared to the prior year, primarily due to the addition of 4 million net tons of steel shipments resulting from the Acquisitions, partially offset by lower sales volumes of iron products. During 2020, Cost of goods sold was unfavorably impacted by temporary idle-related costs of approximately $225 million, resulting from the impacts of the COVID-19 pandemic.
Selling, general and administrative expenses
As a result of the Acquisitions, our Selling, general and administrative expenses increased by $131 million during the year ended December 31, 2020, as compared to 2019.
Acquisition-related costs
The Acquisition-related costs of $90 million for the year ended December 31, 2020, include severance of $38 million and other various third-party expenses related to the Acquisitions of $52 million. Refer to NOTE 3 - ACQUISITIONS for further information on the Acquisitions.
Miscellaneous – net
Miscellaneous – net increased by $33 million for the year ended December 31, 2020, as compared to the prior year, which was primarily due to an increase in expenses incurred at our Toledo direct reduction plant, primarily related to the hiring and training of employees leading up to the start of production.
Other Income (Expense)
Interest expense, net
Interest expense, net increased by $137 million for the year ended December 31, 2020, as compared to the prior year, primarily due to the incremental debt that we incurred in connection with the AK Steel Merger. The increase was offset partially by an increase in capitalized interest, primarily related to the construction of the Toledo direct reduction plant.
Gain (loss) on extinguishment of debt
The Gain (loss) on extinguishment of debt of $130 million for the year ended December 31, 2020 primarily relates to the repurchase of $748 million aggregate principal amount of our outstanding senior notes of various series using the net proceeds from the issuance of an additional $555 million aggregate principal amount of our 9.875% 2025 Senior Secured Notes on April 24, 2020 and other sources of cash. This compares to a loss on extinguishment of debt of $18 million for the year ended December 31, 2019, primarily related to the redemption of all of our then-outstanding 4.875% 2021 Senior Notes and the repurchase of $600 million aggregate principal amount of our 5.75% 2025 Senior Notes. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.
Other non-operating income
The increase of $54 million in Other non-operating income primarily relates to an increase in net periodic benefit credits other than service cost component predominantly due to the expected return on assets resulting from the Acquisitions and increased asset values for the plans held in 2019. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further details.
Income Taxes
Our effective tax rate is affected by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Year Ended December 31,
	2020	2019
Income tax benefit (expense)	$111	$(18)
Effective tax rate	57%	6%

A reconciliation of our income tax attributable to continuing operations compared to the U.S. federal statutory rate is as follows:

	(In Millions)
	Year Ended December 31,
	2020		2019
Tax at U.S. statutory rate	$(41)	21%	$66	21%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(42)	22	(49)	(16)
Non-taxable income related to noncontrolling interests	(9)	4	—	—
Luxembourg legal entity reduction	—	—	846	271
Valuation allowance release:
Luxembourg legal entity reduction	—	—	(846)	(271)
State taxes, net	(11)	6	—	—
Other items, net	(8)	4	1	1
Provision for income tax expense (benefit) and effective income tax rate including discrete items	$(111)	57%	$18	6%
The increase in income tax benefit in 2020, as compared to the prior year, is directly related to the increase in the pre-tax book loss year-over-year. The Luxembourg legal entity reduction relates to initiatives resulting in the dissolution of entities and settlement of related financial instruments in the year ended December 31, 2019. The 2019 NOL deferred tax asset reduction resulted in tax expense of $846 million, which was fully offset by a decrease in the valuation allowance.
See NOTE 12 - INCOME TAXES for further information.
Adjusted EBITDA
We evaluate performance based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry, although it is not necessarily comparable to similarly titled measures used by other companies. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	(In Millions)
	Year Ended December 31,
	2020	2019
Net income (loss)	$(81)	$293
Less:
Interest expense, net	(238)	(101)
Income tax benefit (expense)	111	(18)
Depreciation, depletion and amortization	(308)	(85)
Total EBITDA	$354	$497
Less:
EBITDA from noncontrolling interests[1]	$56	$—
Gain (loss) on extinguishment of debt	130	(18)
Severance costs	(38)	(2)
Acquisition-related costs excluding severance costs	(52)	(7)
Amortization of inventory step-up	(96)	—
Impact of discontinued operations	1	(1)
Total Adjusted EBITDA	$353	$525

1 EBITDA of noncontrolling interests includes $41 million for income and $15 million for depreciation, depletion and amortization for the year ended December 31, 2020.
The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Year Ended December 31,
	2020	2019
Adjusted EBITDA:
Steelmaking	$433	$636
Other Businesses	47	—
Corporate and eliminations	(127)	(111)
Total Adjusted EBITDA	$353	$525
The year ended December 31, 2020 results were unfavorably impacted by decreased customer demand resulting from the impacts of the COVID-19 pandemic. As a result of the COVID-19 pandemic, we incurred temporary idle-related costs resulting from production curtailments, excluding idle depreciation, depletion and amortization expense, of approximately $214 million during 2020.
Adjusted EBITDA from Corporate and eliminations primarily relates to Selling, general and administrative expenses at our Corporate headquarters.
The discussion of our Consolidated Results of Operations for 2019 compared to 2018 can be found in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.
Steelmaking
The following is a summary of our Steelmaking segment results included in our consolidated financial statements for the years ended December 31, 2020 and 2019. These results include the AK Steel operations subsequent to March 13, 2020, the ArcelorMittal USA operations subsequent to December 9, 2020, and our results from operations previously reported as part of our Mining and Pelletizing segment.

The following is a summary of the Steelmaking segment operating results:

	Year Ended December 31,
	2020	2019
Operating Results - In Millions
Revenues[1]	$4,965	$1,990
Cost of goods sold	$(4,749)	$(1,414)
Selling Price - Per Ton
Average net selling price per net ton of steel products	$947	N/A
Average net selling price per long ton of iron products	$114	$107

[1] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.
The following table represents our segment Revenues by product line:

	(Dollars In Millions, Sales Volumes In Thousands)
	Year Ended December 31,
	2020		2019
	Revenue	Volume[1]	Revenue	Volume[1]
Hot-rolled steel	$386	633	$—	—
Cold-rolled steel	490	682	—	—
Coated steel	1,747	1,911	—	—
Stainless and electrical steel	868	416	—	—
Other steel products	92	141	—	—
Iron products[2]	1,335	11,707	1,990	18,583
Other	47	N/A	—	—
Total	$4,965		$1,990
[1] Carbon steel products, stainless and electrical steel and plate steel volumes are stated in net tons. Iron product volumes are stated in long tons.
[2] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.
Operating Results
Despite the downward pressures on markets as a result of the COVID-19 pandemic during 2020, the operating results during the second half of the year showed significant signs of improvement heading into 2021, as we have seen pricing for HRC continue to rise and sales volumes begin to return to normal. Steelmaking revenues increased by $2,975 million compared to 2019, due to the addition of sales following the Acquisitions. This increase was partially offset by a decrease in revenue from iron products of $655 million resulting from lower sales volumes of 7 million long tons compared to 2019, partially due to the diversion of pellets for internal consumption following the Acquisitions, as well as lower overall demand from customers as a result of the impacts of the COVID-19 pandemic.
Cost of goods sold increased $3,335 million during 2020, compared to 2019, predominantly due to additional sales resulting from the Acquisitions; however, this increase was also unfavorably impacted by idle-related costs of approximately $225 million, driven by the temporary idling of facilities in response to lower customer demand due to the COVID-19 pandemic.
As a result, Adjusted EBITDA was $433 million for the year ended December 31, 2020, compared to $636 million for the prior year. Refer to "— Results of Operations" above for additional information.

Production
During 2020, we produced 4 million net tons of raw steel, 17 million long tons of iron ore pellets and 1 million net tons of coke. During 2020, certain of our operations were temporarily idled in response to the COVID-19 pandemic, with most restarting and resuming production in the second quarter of 2020 and the remainder in the third quarter of 2020. Dearborn Works' hot strip mill, anneal and temper operations and AK Coal remain permanently idled as part of the permanent cost reduction efforts. Our Columbus and Monessen facilities acquired through the AM USA Transaction are temporarily idled due to impacts of the COVID-19 pandemic. During 2019, we produced 20 million long tons of iron ore pellets.
Liquidity, Cash Flows and Capital Resources
Our primary sources of liquidity are Cash and cash equivalents and cash generated from our operations, availability under the ABL Facility and other financing activities. Our capital allocation decision-making process is focused on preserving healthy liquidity levels, while maintaining the strength of our balance sheet and creating financial flexibility to manage through the inherent cyclical demand for our products and volatility in commodity prices. We are focused on maximizing the cash generation of our operations, reducing debt, and aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects.
Since the onset of the COVID-19 pandemic in the U.S., our primary focus has been on maintaining adequate levels of liquidity to manage through a potentially prolonged economic downturn. In alignment with this, we made several operational adjustments, including facility closures, idles and extended maintenance outages. Along with the cost savings achieved through these operational adjustments, during 2020, we reduced planned capital expenditures for the year, reduced overhead costs and suspended our quarterly dividend payment. Additionally, on April 17, 2020 and April 24, 2020, we issued $400 million aggregate principal amount and an additional $555 million aggregate principal amount, respectively, of 9.875% 2025 Senior Secured Notes to further bolster our liquidity position and pay-down existing debt. We also issued an additional $120 million aggregate principal amount of 6.75% 2026 Senior Secured Notes on June 19, 2020, the net proceeds of which we used to finance construction of our Toledo direct reduction plant. Prior to such use, the net proceeds were used to temporarily reduce the outstanding borrowings under our ABL Facility. We believe these measures have helped us to maintain healthy liquidity levels during the COVID-19 pandemic.
Now that business conditions have improved and we expect to generate healthy free cash flow during 2021, we believe we have the ability to lower our long-term debt balance. Our stated initial target will be to reduce total debt to less than three times our annual Adjusted EBITDA. We also look at the composition of our debt, as well, as we are interested in both extending our maturity profile and increasing our ratio of unsecured debt to secured debt. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future. In furtherance of these goals, we consummated certain financing transactions in February 2021.
On February 11, 2021, we sold 20 million common shares and the indirect, wholly owned subsidiary of ArcelorMittal to which approximately 78 million common shares were issued as part of the consideration paid by us in connection with the closing of the AM USA Transaction sold 40 million common shares, in each case at a price per share to the underwriter of $16.12, in an underwritten public offering. We also granted the underwriter an option to purchase up to an additional 9 million common shares from us at a price per share to the underwriter of $16.12. The underwriter has until March 10, 2021 to exercise such option, which it may do in full, in part or not at all. We did not receive any proceeds from the sale of the common shares by the selling shareholder in the offering. We intend to use the net proceeds to us from the offering, plus cash on hand, to redeem up to approximately $334 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. We intend to use any remaining net proceeds to us following such redemption to reduce borrowings under our ABL Facility.
On February 17, 2021, we issued $500 million aggregate principal amount of 4.625% 2029 Senior Notes and $500 million aggregate principal amount of 4.875% 2031 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from the notes offering to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
In connection with the underwritten public offering, we provided notice to redeem $322.4 million aggregate principal amount of our 9.875% 2025 Senior Secured Notes on March 11, 2021. In connection with the notes offering, we provided notice to redeem all of the outstanding 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes,

7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes on March 12, 2021. Refer to NOTE 22 – SUBSEQUENT EVENTS for more information regarding February 2021 financing transactions.
The application of the net proceeds to us from the February 2021 financing transactions will shift our debt horizon, by providing a four-year window in which none of our long-term notes are due, clearing the way for us to fully focus on operational integration.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations.
The following discussion summarizes the significant items impacting our cash flows during 2020 and comparative years as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $261 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $563 million for the year ended December 31, 2019. The change in cash used by operating activities during 2020, compared to cash provided by operating activities in 2019, was due primarily to the slowing economy in connection with the COVID-19 pandemic, resulting in reduced customer demand and the need to temporarily idle many of our operations, which had an adverse effect on our operating results. Our working capital was negatively impacted as a result of ArcelorMittal USA's accounts receivable factoring arrangement that was in place prior to the AM USA Transaction. This negatively impacted working capital by $315 million for the year ended December 31, 2020 and is expected to impact the first quarter of 2021 by approximately $260 million.
Our U.S. Cash and cash equivalents balance at December 31, 2020 was $90 million, or 84% of our consolidated Cash and cash equivalents balance, excluding cash related to our consolidated VIE of $5 million. Additionally, we had a cash balance at December 31, 2020 of $4 million classified as part of Other current assets in the Statements of Consolidated Financial Position related to our discontinued operations.
Investing Activities
Net cash used by investing activities was $2,042 million and $644 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we had net cash outflows of $658 million related to the AM USA Transaction, net of cash acquired. Additionally, during the year ended December 31, 2020, we had net cash outflows of $869 million related to the AK Steel Merger, net of cash acquired, which included $590 million used to repay the former AK Steel Corporation revolving credit facility and $324 million used to purchase outstanding 7.50% 2023 AK Senior Notes. Refer to NOTE 3 - ACQUISITIONS for additional details on the Acquisitions.
Additionally, we had capital expenditures, including capitalized interest, of $525 million and $656 million for the years ended December 31, 2020 and 2019, respectively. We had cash outflows, including deposits and capitalized interest, for the development of the Toledo direct reduction plant of $348 million and $544 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, we also had cash outflows, including deposits and capitalized interest, of $43 million on the upgrades at Northshore. Additionally, we spent $177 million and $69 million on sustaining capital expenditures during 2020 and 2019, respectively. Sustaining capital expenditures include capital expenditures related to infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
During 2020, in response to the COVID-19 pandemic, we temporarily limited our cash used for capital expenditures to critical sustaining capital, but have now resumed growth capital spending. During the fourth quarter of 2020, we completed construction of our Toledo direct reduction plant. We anticipate total cash used for capital expenditures during the next 12 months to be between $600 million and $650 million.
Financing Activities
Net cash provided by financing activities was $2,059 million for the year ended December 31, 2020, compared to net cash used by financing activities of $394 million for the year ended December 31, 2019. Cash provided by financing activities for the year ended December 31, 2020 primarily related to the issuances in separate offerings consummated on March 13, 2020 and June 19, 2020 of $845 million combined aggregate principal amount of 6.75% 2026 Senior Secured Notes, the issuances in separate offerings consummated on April 17, 2020 and April 24, 2020 of $955 million combined aggregate principal amount of 9.875% 2025 Senior Secured Notes and borrowings of $2,060 million under the ABL Facility. The net proceeds from the initial issuance of $725 million aggregate principal amount of the 6.75% 2026 Senior Secured Notes on March 13, 2020, along with cash on hand, were used to purchase $373 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367 million aggregate principal amount of 7.50% 2023 AK Senior Notes, in each case issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), that we accepted for purchase pursuant to our tender offers for any and all such notes then-outstanding in connection with the AK Steel Merger and to pay for the $44 million of debt issuance costs in the first quarter of 2020. The net proceeds from the additional issuance of $555 million aggregate principal amount of the 9.875% 2025 Senior Secured Notes on April 24, 2020 were used to repurchase $736 million aggregate principal amount of our outstanding senior notes of various series in private exchanges exempt from the registration requirements of the Securities Act. The net proceeds from the additional issuance of $120 million aggregate principal amount of 6.75% 2026 Senior Secured Notes on June 19, 2020 were used to finance construction of our Toledo direct reduction plant. Prior to such use, the net proceeds were used to temporarily reduce the outstanding borrowings under our ABL Facility. Additionally, during the year ended December 31, 2020, we repaid $550 million under the ABL Facility.
Net cash used by financing activities during 2019 primarily related to the repurchase of 24 million common shares for $253 million in the aggregate under the $300 million share repurchase program, which was active until December 31, 2019. Additionally, we issued $750 million aggregate principal amount of 5.875% 2027 Senior Notes, which provided net proceeds of approximately $714 million. The net proceeds from the notes offering, along with cash on hand, were used to redeem in full all of our then-outstanding 4.875% 2021 Senior Notes and to purchase $600 million aggregate principal amount of our outstanding 5.75% 2025 Senior Notes pursuant to a tender offer. In total, during 2019, we purchased $724 million aggregate principal amount of senior notes for $729 million in cash.
Additional uses of cash from financing activities during 2019 included payments of regular quarterly cash dividends and a special cash dividend on our common shares of $72 million and a cash payment of $44 million related to the third and final annual installment of the distribution of Empire partnership equity.
We have temporarily suspended future dividend distributions as a result of impacts of the COVID-19 pandemic in order to preserve cash during this time of economic uncertainty. We anticipate future uses of cash and cash provided by financing activities during the next 12 months to include opportunistic debt transactions as part of our liability management strategy, similar to the transactions that occurred during 2020 and February 2021, in addition to providing supplemental financing to meet cash requirements for business improvement opportunities.
The discussion of our Liquidity, Cash Flows and Capital Resources results for 2019 compared to 2018 can be found in Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

The following represents our future cash commitments and contractual obligations as of December 31, 2020:

	Payments Due by Period (In Millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt[1]	$5,595	$34	$13	$2,197	$3,351
Interest on debt[1]	1,772	303	601	507	361
Operating lease obligations	363	70	99	72	122
Finance lease obligations	394	100	173	45	76
Purchase obligations:
Open purchase orders	347	342	5	—	—
Minimum "take or pay" purchase commitments[2]	8,853	2,865	2,708	1,607	1,673
Total purchase obligations	9,200	3,207	2,713	1,607	1,673
Other long-term liabilities:
Pension funding minimums	887	202	178	238	269
OPEB claim payments	1,777	144	280	269	1,084
Environmental and asset retirement obligations	589	27	51	42	469
Other	272	71	99	31	71
Total other long-term liabilities	3,525	444	608	580	1,893
Total	$20,849	$4,158	$4,207	$5,008	$7,476

[1] Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for additional information regarding our debt and related interest rates.
[2] Includes minimum railroad and vessel transportation obligations, minimum electric power demand charges, minimum diesel and natural gas obligations and minimum port facility obligations. Additionally, includes our coke purchase commitments related to our coke supply agreement with SunCoke Middletown.

Refer to NOTE 21 - COMMITMENTS AND CONTINGENCIES for additional information regarding our future commitments and obligations.

Capital Resources
We expect to fund our business obligations from available cash, current and future operations and existing and future borrowing arrangements. We also may pursue other funding strategies in the capital markets to strengthen our liquidity, extend debt maturities and/or fund strategic initiatives. The following represents a summary of key liquidity measures:

(In Millions)
December 31, 2020
Cash and cash equivalents	$112
Cash and cash equivalents from discontinued operations, included within Other current assets	4
Less: Cash and cash equivalents from VIE's	(5)
Total cash and cash equivalents	$111

Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,510)
Letter of credit obligations	(247)
Borrowing capacity available	$1,743

1 As of December 31, 2020, the ABL Facility had a maximum borrowing base of $3.5 billion, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $111 million as of December 31, 2020, cash generated by our business, availability under the ABL Facility and other financing activities. Cash and cash equivalents include cash on hand and on deposit. The combination of cash and availability under the ABL Facility gives us $1.9 billion in liquidity entering the first quarter of 2021, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of February 24, 2021, we had total liquidity of approximately $2.6 billion, consisting of approximately $200 million in cash and approximately $2.4 billion of availability under its ABL credit facility, of which approximately $850 million is expected to be used to redeem the senior notes for which notice of redemption was provided in connection with the offerings consummated in February 2021.
As of December 31, 2020, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum Fixed Charge Coverage Ratio of 1.0 to 1.0 was not applicable. We believe that the cash on hand and the ABL Facility provide us sufficient liquidity to support our operating, investing and financing activities. We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures, additional secured debt, if we elect to access the debt capital markets. However, our ability to issue additional notes could be limited by market conditions.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of December 31, 2020. Refer to Exhibit 22.1, incorporated herein by reference, for the detailed list of entities included within the obligated group as of December 31, 2020 and December 31, 2019.
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
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	December 31, 2020	December 31, 2019
Current assets	$4,903	$891
Non-current assets	10,535	2,382
Current liabilities	(2,767)	(393)
Non-current liabilities	(10,563)	(2,792)

The following table is summarized combined financial information from the Statements of Condensed Consolidated Operations of the obligated group:

(In Millions)
Year Ended
December 31, 2020
Revenues[1]	$5,170
Cost of goods sold	(5,008)
Loss from continuing operations	(120)
Net loss	(118)
Net loss attributable to Cliffs shareholders	(118)
1 Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.
As of December 31, 2020 and 2019, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	December 31, 2020	December 31, 2019
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$69	$—
Accounts payable	(17)	—

Balances with other related parties:
Accounts receivable, net	$2	$31
Other current assets	—	45
Accounts payable	(6)	—
Other current liabilities	—	(2)
Additionally, for the year ended December 31, 2020, the obligated group had Revenues of $893 million and Cost of goods sold of $602 million, in each case with other related parties.
Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
In the ordinary course of business, we are exposed to market risk and price fluctuations related to the sale of our products, which are impacted primarily by market prices for HRC, and the purchase of energy and raw materials used in our operations, which are impacted by market prices for electricity, natural gas, ferrous and stainless steel scrap, chrome, coal, coke, nickel and zinc. Our strategy to address market risk has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we make forward physical purchases and enter into hedge contracts to manage exposure to price risk related to the purchases of certain raw materials and energy used in the production process.
Our financial results can vary for our operations as a result of fluctuations in market prices. We attempt to mitigate these risks by aligning fixed and variable components in our customer pricing contracts, supplier purchasing agreements and derivative financial instruments.
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
Certain of our customer contracts include variable-pricing mechanisms that adjust selling prices in response to changes in the costs of certain raw materials and energy, while other of our customer contracts exclude such mechanisms. We may enter multi-year purchase agreements for certain raw materials with similar variable-price mechanisms, allowing us to achieve natural hedges between the customer contracts and supplier purchase agreements. Therefore, in some cases, price fluctuations for energy (particularly natural gas and electricity), raw materials (such as scrap, chrome, zinc and nickel) or other commodities may be, in part, passed on to customers rather than absorbed solely by us. There is a risk, however, that the variable-price mechanisms in the sales contracts may not necessarily change in tandem with the variable-price mechanisms in our purchase agreements, negatively affecting our results of operations and cash flows.
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs. The following table summarizes the impact of a 10% and 25% change in market price from the December 31, 2020 estimated price on our derivative instruments, thereby impacting our pre-tax income by the same amount.

	(In Millions)
	Positive or Negative Effect on Pre-tax Income
Commodity Derivative	10% Increase or Decrease	25% Increase or Decrease
Natural gas	$28	$69
Electricity	2	4
Zinc	1	2
Valuation of Goodwill and Other Long-Lived Assets
We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested on a qualitative basis for impairment at the reporting unit level on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. As necessary, should our qualitative test indicate that it is more likely than not that the fair value of a reporting unit is less than its carry amount, we perform a quantitative test to determine the amount of impairment, if any, to the carrying value of the reporting unit and its associated goodwill.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and if a quantitative assessment is deemed necessary in determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. Assessing the recoverability of our goodwill requires significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit, including, among other things, estimates related to forecasts of future revenues, expected Adjusted EBITDA, expected capital expenditures and working capital requirements, which are based upon our long-range plan estimates. The assumptions used to calculate the fair value of a reporting unit may change from year to year based on operating results, market conditions and other factors. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.

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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. While we concluded that an event triggering the need for an impairment assessment did not occur during the year ended December 31, 2020, a prolonged COVID-19 pandemic could impact the results of operations due to changes to assumptions that would indicate that the carrying value of our asset groups may not be recoverable.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of December 31, 2020, we had $1,510 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the December 31, 2020 borrowing level would result in a change of $15 million to interest expense on an annual basis.
Supply Concentration Risks
Many of our operations and mines rely on one source for each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
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
Business Combinations
Assets acquired and liabilities assumed in a business combination are recognized and measured based on their estimated fair values at the acquisition date, while the acquisition-related costs are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. We engaged independent valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, and goodwill, for the Acquisitions. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises.
Valuation of Goodwill and Other Long-Lived Assets
The valuation of goodwill and other long-lived assets includes various assumptions and are considered critical accounting estimates. Refer to "–Market Risks" above for additional information.
Mineral Reserves
We regularly evaluate our mineral reserves and update them as required in accordance with SEC Industry Guide 7. We perform an in-depth evaluation of our mineral reserve estimates by mine on a periodic basis, in addition to routine annual assessments. The determination of mineral reserves requires us, with the support of our third-party experts, to make significant estimates and assumptions related to key inputs including (1) the determination of the size and scope of the iron ore body through technical modeling, (2) the estimates of future iron ore prices, production costs and capital expenditures, and (3) management’s mine plan for the proven and probable mineral reserves. The significant estimates and assumptions could be affected by future industry conditions, geological conditions and ongoing mine planning. Additional capital and development expenditures may be required to maintain effective production capacity. Generally, as mining operations progress, haul distances increase. Alternatively, changes in economic conditions or the expected quality of mineral reserves could decrease capacity of mineral reserves. Technological progress could alleviate such factors or increase capacity of mineral reserves.
We use our mineral reserve estimates, combined with our estimated annual production levels, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations for our active operating mines. Refer to NOTE 14 - ASSET RETIREMENT OBLIGATIONS, for further information. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives could have a substantial effect on the recorded obligation. We also utilize mineral reserves for evaluating potential impairments of mine asset groups as they are indicative of future cash flows and in determining maximum useful lives utilized to calculate depreciation, depletion and amortization of long-lived mine assets and in determining the estimated fair value of mineral reserves established through the purchase price allocation in a business combination. The consolidated asset retirement obligation balance was $342 million as of December 31, 2020, of which $83 million related to active iron ore mine operations. The total asset balance associated with our Steelmaking reportable segment was $15,849 million as of December 31, 2020, of which $1,661 million related to long-lived assets associated with our combined iron ore mine asset groups, and is inclusive of $235 million related to iron ore mineral reserves acquired through the AM USA Transaction. Depreciation, depletion and amortization expense for the our combined iron ore mine asset groups was $78 million for the year ended December 31, 2020. Increases or decreases in mineral reserves or mine lives could significantly affect these items.
Asset Retirement Obligations
The accrued closure obligation is predominantly related to our indefinitely idled and closed iron ore mining operations and provides for contractual and legal obligations associated with the eventual closure of those operations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments. In 2020, we employed third-party specialists to assist in the evaluation. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (e.g., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates, and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives for our active mine sites. The closure date for each of our active mine sites is determined based on the exhaustion date of the remaining iron ore reserves, which is dependent on our estimate of mineral reserves. The estimated obligations for our active mine sites are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. The closure dates for a majority of our steelmaking facilities are indefinite, and as such, the asset retirement obligations are recorded at present values using estimated ranges of the economic lives of the underlying assets. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates also could have a significant impact on the recorded obligations. Refer to NOTE 14 - ASSET RETIREMENT OBLIGATIONS, for further information.

Environmental Remediation Costs
We have a formal policy for environmental protection and remediation. Our obligations for known environmental matters at active and closed operations have been recognized based on estimates of the cost of investigation and remediation at each facility. If the obligation can only be estimated as a range of possible amounts, with no specific amount being more likely, the minimum of the range is accrued. Management reviews its environmental remediation sites quarterly to determine if additional cost adjustments or disclosures are required. The characteristics of environmental remediation obligations, where information concerning the nature and extent of clean-up activities is not immediately available and which are subject to changes in regulatory requirements, result in a significant risk of increase to the obligations as they mature. Expected future expenditures are not discounted to present value unless the amount and timing of the cash disbursements can be reasonably estimated.
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
At December 31, 2020 and 2019, we had a valuation allowance of $836 million and $441 million, respectively, against our deferred tax assets. Of these amounts, $439 million and $44 million relate to the U.S. deferred tax assets at December 31, 2020 and 2019, respectively, and $397 million and $397 million relate to foreign deferred tax assets, respectively.
At December 31, 2018, we determined that it was appropriate to release all of the valuation allowance related to U.S. federal deferred tax assets as it is more likely than not that the entire deferred tax asset will be realized before the end of the carryforward period. See NOTE 12 - INCOME TAXES for further information and considerations related to the release.
Our losses in Luxembourg in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in that jurisdiction. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, unless and until sufficient positive evidence exists to support the realization of such assets.
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
We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment changes because of evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to NOTE 12 - INCOME TAXES, for further information.

Employee Retirement Benefit Obligations
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans, primarily consisting of retiree healthcare benefits, to most employees in North America as part of a total compensation and benefits program.
The following is a summary of our U.S. defined benefit pension and OPEB funding and expense:

	Pension		OPEB
	Funding	Expense (Benefit)	Funding	Expense (Benefit)
2018	$28	$13	$4	$(6)
2019	16	22	4	(2)
2020	50	(31)	25	8
2021 (Estimated)[1]	202	(168)	144	86

[1] The estimated 2021 pension funding includes $118 million, which was deferred as a result of the CARES Act.
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
The following represents weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		Other Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Discount rate	2.34%	3.27%	2.71%	2.71%
Compensation rate increase	2.56	2.53	3.00	3.00
Expected return on plan assets	7.69	8.25	6.82	7.00
The following represents assumed weighted-average health care cost trend rates:

	December 31,
	2020	2019
Health care cost trend rate assumed for next year	6.05%	6.50%
Ultimate health care cost trend rate	4.59	5.00
Year that the ultimate rate is reached	2031	2026
The discount rates used to measure plan liabilities as of the December 31 measurement date are determined individually for each plan. The discount rates are determined by matching the projected cash flows used to determine the plan liabilities to a projected yield curve of high-quality corporate bonds available at the measurement date. Discount rates for expense are calculated using the granular approach for each plan.
Depending on the plan, we use either company-specific base mortality tables or tables issued by the Society of Actuaries. We adopted the Pri-2012 mortality tables from the Society of Actuaries in 2019. On December 31, 2020, the assumed mortality improvement projection was updated from generational scale MP-2019 to generational scale MP-2020 for the Pri-2012 mortality tables.

Following are sensitivities of potential further changes in these key assumptions on the estimated 2021 pension and OPEB expense and the pension and OPEB obligations as of December 31, 2020:

	(In Millions)
	Increase (Decrease) in Expense		Increase in Benefit Obligation
	Pension	OPEB	Pension	OPEB
Decrease discount rate 0.25%	$(4)	$(2)	$164	$131
Decrease return on assets 1.00%	53	8	N/A	N/A
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
Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Uncertainties and risk factors that could affect our future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:
•disruptions to our operations relating to the COVID-19 pandemic, including the heightened risk that a significant portion of our workforce or on-site contractors may suffer illness or otherwise be unable to perform their ordinary work functions;
•continued volatility of steel and iron ore market prices, which directly and indirectly impact the prices of the products that we sell to our customers;
•uncertainties associated with the highly competitive and cyclical steel industry and our reliance on the demand for steel from the automotive industry, which has been experiencing a trend toward light weighting that could result in lower steel volumes being consumed;
•potential weaknesses and uncertainties in global economic conditions, excess global steelmaking capacity, oversupply of iron ore, prevalence of steel imports and reduced market demand, including as a result of the COVID-19 pandemic;
•severe financial hardship, bankruptcy, temporary or permanent shutdowns or operational challenges, due to the COVID-19 pandemic or otherwise, of one or more of our major customers, including customers in the automotive market, key suppliers or contractors, which, among other adverse effects, could lead to reduced demand for our products, increased difficulty collecting receivables, and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;
•risks related to U.S. government actions with respect to Section 232, the USMCA and/or other trade agreements, tariffs, treaties or policies, as well as the uncertainty of obtaining and maintaining effective antidumping and countervailing duty orders to counteract the harmful effects of unfairly traded imports;
•impacts of existing and increasing governmental regulation, including climate change and other environmental regulation that may be proposed under the Biden Administration, and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorizations of, or from, any governmental or regulatory authority and costs related to implementing improvements to ensure compliance with regulatory changes, including potential financial assurance requirements;
•potential impacts to the environment or exposure to hazardous substances resulting from our operations;

•our ability to maintain adequate liquidity, our level of indebtedness and the availability of capital could limit cash flow necessary to fund working capital, planned capital expenditures, acquisitions, and other general corporate purposes or ongoing needs of our business;
•adverse changes in credit ratings, interest rates, foreign currency rates and tax laws;
•limitations on our ability to realize some or all of our deferred tax assets, including our NOLs;
•our ability to realize the anticipated synergies and benefits of the Acquisitions and to successfully integrate the businesses of AK Steel and ArcelorMittal USA into our existing businesses, including uncertainties associated with maintaining relationships with customers, vendors and employees;
•additional debt we assumed, incurred or issued in connection with the Acquisitions, as well as additional debt we incurred in connection with enhancing our liquidity during the COVID-19 pandemic, may negatively impact our credit profile and limit our financial flexibility;
•known and unknown liabilities we assumed in connection with the Acquisitions, including significant environmental, pension and OPEB obligations;
•the ability of our customers, joint venture partners and third-party service providers to meet their obligations to us on a timely basis or at all;
•supply chain disruptions or changes in the cost or quality of energy sources or critical raw materials and supplies, including iron ore, industrial gases, graphite electrodes, scrap, chrome, zinc, coke and coal;
•liabilities and costs arising in connection with any business decisions to temporarily idle or permanently close a mine or production facility, which could adversely impact the carrying value of associated assets and give rise to impairment charges or closure and reclamation obligations, as well as uncertainties associated with restarting any previously idled mine or production facility;
•problems or disruptions associated with transporting products to our customers, moving products internally among our facilities or suppliers transporting raw materials to us;
•uncertainties associated with natural or human-caused disasters, adverse weather conditions, unanticipated geological conditions, critical equipment failures, infectious disease outbreaks, tailings dam failures and other unexpected events;
•our level of self-insurance and our ability to obtain sufficient third-party insurance to adequately cover potential adverse events and business risks;
•disruptions in, or failures of, our information technology systems, including those related to cybersecurity;
•our ability to successfully identify and consummate any strategic investments or development projects, cost-effectively achieve planned production rates or levels, and diversify our product mix and add new customers;
•our actual economic iron ore and coal reserves or reductions in current mineral estimates, including whether we are able to replace depleted reserves with additional mineral bodies to support the long-term viability of our operations;
•the outcome of any contractual disputes with our customers, joint venture partners, lessors, or significant energy, raw material or service providers, or any other litigation or arbitration;
•our ability to maintain our social license to operate with our stakeholders, including by fostering a strong reputation and consistent operational and safety track record;
•our ability to maintain satisfactory labor relations with unions and employees;
•availability of workers to fill critical operational positions and potential labor shortages caused by the COVID-19 pandemic, as well as our ability to attract, hire, develop and retain key personnel, including within the acquired AK Steel and ArcelorMittal USA businesses;
•unanticipated or higher costs associated with pension and OPEB obligations resulting from changes in the value of plan assets or contribution increases required for unfunded obligations; and

•potential significant deficiencies or material weaknesses in our internal control over financial reporting.
For additional factors affecting our businesses, refer to Part I – Item 1A. Risk Factors. You are urged to carefully consider these risk factors.

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
Statements of Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$112	$353
Accounts receivable, net	1,169	94
Inventories	3,828	317
Income tax receivable, current	24	59
Other current assets	165	75
Total current assets	5,298	898
Non-current assets:
Property, plant and equipment, net	8,743	1,929
Goodwill	1,406	2
Deferred income taxes	537	460
Other non-current assets	787	215
TOTAL ASSETS	$16,771	$3,504
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,575	$193
Accrued employment costs	460	67
State and local taxes	147	38
Pension and OPEB liabilities, current	151	4
Other current liabilities	596	107
Total current liabilities	2,929	409
Non-current liabilities:
Long-term debt	5,390	2,114
Pension and OPEB liabilities, non-current	4,113	312
Other non-current liabilities	1,260	311
TOTAL LIABILITIES	13,692	3,146
Commitments and contingencies (See Note 21)
Series B Participating Redeemable Preferred Stock - no par value
Authorized, Issued and Outstanding - 583,273 shares	738	—
Equity:
Common Shares - par value $0.125 per share
Authorized - 600,000,000 shares (2019 - 600,000,000 shares);
Issued - 506,832,537 shares (2019 - 301,886,794 shares);
Outstanding - 477,517,372 shares (2019 - 270,084,005 shares)	63	37
Capital in excess of par value of shares	5,431	3,873
Retained deficit	(2,989)	(2,842)
Cost of 29,315,165 common shares in treasury (2019 - 31,802,789 shares)	(354)	(391)
Accumulated other comprehensive loss	(133)	(319)
Total Cliffs shareholders' equity	2,018	358
Noncontrolling interest	323	—
TOTAL EQUITY	2,341	358
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$16,771	$3,504
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2020	2019	2018
Revenues	$5,319	$1,990	$2,332
Realization of deferred revenue	35	—	—
Operating costs:
Cost of goods sold	(5,102)	(1,414)	(1,523)
Selling, general and administrative expenses	(244)	(113)	(113)
Acquisition-related costs	(90)	(7)	—
Miscellaneous – net	(60)	(27)	(23)
Total operating costs	(5,496)	(1,561)	(1,659)
Operating income (loss)	(142)	429	673
Other income (expense):
Interest expense, net	(238)	(101)	(119)
Gain (loss) on extinguishment of debt	130	(18)	(7)
Other non-operating income	57	3	18
Total other expense	(51)	(116)	(108)
Income (loss) from continuing operations before income taxes	(193)	313	565
Income tax benefit (expense)	111	(18)	475
Income (loss) from continuing operations	(82)	295	1,040
Income (loss) from discontinued operations, net of tax	1	(2)	88
Net income (loss)	(81)	293	1,128
Income attributable to noncontrolling interest	(41)	—	—
Net income (loss) attributable to Cliffs shareholders	$(122)	$293	$1,128

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.32)	$1.07	$3.50
Discontinued operations	—	(0.01)	0.30
	$(0.32)	$1.06	$3.80
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.32)	$1.04	$3.42
Discontinued operations	—	(0.01)	0.29
	$(0.32)	$1.03	$3.71
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(81)	$293	$1,128
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	181	(35)	(17)
Changes in foreign currency translation	3	—	(225)
Changes in derivative financial instruments, net of tax	2	—	(3)
Total other comprehensive income (loss)	186	(35)	(245)
Comprehensive income	105	258	883
Comprehensive income attributable to noncontrolling interests	(41)	—	—
Comprehensive income attributable to Cliffs shareholders	$64	$258	$883
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(81)	$293	$1,128
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	308	85	89
Amortization of inventory step-up	96	—	—
Deferred income taxes	(101)	17	(461)
Loss (gain) on extinguishment of debt	(130)	18	7
Loss (gain) on derivatives	(104)	47	(110)
Gain on foreign currency translation	—	—	(228)
Other	11	66	21
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(42)	255	52
Inventories	(146)	(136)	44
Pension and OPEB payments and contributions	(75)	(20)	(32)
Payables, accrued expenses and other liabilities	3	(62)	(31)
Net cash provided (used) by operating activities	(261)	563	479
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(525)	(656)	(296)
Acquisition of ArcelorMittal USA, net of cash acquired	(658)	—	—
Acquisition of AK Steel, net of cash acquired	(869)	—	—
Other investing activities	10	12	23
Net cash used by investing activities	(2,042)	(644)	(273)
FINANCING ACTIVITIES
Repurchase of common shares	—	(253)	(48)
Dividends paid	(41)	(72)	—
Proceeds from issuance of debt	1,763	721	—
Debt issuance costs	(76)	(7)	(2)
Repurchase of debt	(1,023)	(729)	(235)
Borrowings under credit facilities	2,060	—	—
Repayments under credit facilities	(550)	—	—
SunCoke Middletown distributions to noncontrolling interest owners	(61)	—	—
Other financing activities	(13)	(54)	(91)
Net cash provided (used) by financing activities	2,059	(394)	(376)
Effect of exchange rate changes on cash	—	—	(2)
Decrease in cash and cash equivalents, including cash classified within other current assets related to discontinued operations	(244)	(475)	(172)
Less: decrease in cash and cash equivalents from discontinued operations, classified within other current assets	(3)	(5)	(17)
Net decrease in cash and cash equivalents	(241)	(470)	(155)
Cash and cash equivalents at beginning of year	353	823	978
Cash and cash equivalents at end of year	$112	$353	$823
The accompanying notes are an integral part of these consolidated financial statements.

Statements of Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Cliffs Shareholders
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI (Loss)	Non- controlling Interest	Total
December 31, 2017	297	$37	$3,934	$(4,207)	$(170)	$(39)	$—	$(445)
Adoption of accounting standard	—	—	—	34	—	—	—	34
Comprehensive income (loss)	—	—	—	1,128	—	(245)	—	883
Stock and other incentive plans	1	—	(17)	—	31	—	—	14
Common stock repurchases	(5)	—	—	—	(47)	—	—	(47)
Common stock dividends ($0.05 per share)	—	—	—	(15)	—	—	—	(15)
December 31, 2018	293	$37	$3,917	$(3,060)	$(186)	$(284)	$—	$424
Comprehensive income (loss)	—	—	—	293	—	(35)	—	258
Stock and other incentive plans	2	—	(44)	—	48	—	—	4
Common stock repurchases	(24)	—	—	—	(253)	—	—	(253)
Common stock dividends ($0.27 per share)	—	—	—	(75)	—	—	—	(75)
December 31, 2019	271	$37	$3,873	$(2,842)	$(391)	$(319)	$—	$358
Comprehensive income (loss)	—	—	—	(122)	—	186	41	105
Stock and other incentive plans	2	—	(24)	—	37	—	—	13
Acquisition of AK Steel	127	16	602	—	—	—	330	948
Acquisition of ArcelorMittal USA	78	10	980	—	—	—	13	1,003
Common stock dividends ($0.06 per share)	—	—	—	(25)	—	—	—	(25)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
Nature of Business
Cliffs is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest producer of iron ore pellets in North America. In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business. Our fully-integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate and long steel products; as well as carbon and stainless steel tubing, hot and cold stamping and tooling. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our mining, steel and downstream manufacturing operations in the United States and Canada.
Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.
Acquisition of AK Steel
On March 13, 2020, we consummated the AK Steel Merger, pursuant to which, upon the terms and subject to the conditions set forth in the AK Steel Merger Agreement, Merger Sub was merged with and into AK Steel, with AK Steel surviving the AK Steel Merger as a wholly owned subsidiary of Cleveland-Cliffs Inc. Refer to NOTE 3 - ACQUISITIONS for further information.
AK Steel is a North American producer of flat-rolled carbon, stainless and electrical steel products, primarily for the automotive, infrastructure and manufacturing markets. These operations consist primarily of seven steelmaking and finishing plants, two cokemaking operations, three tube manufacturing plants and ten tooling and stamping operations. The acquisition of AK Steel transformed us into a vertically integrated producer of value-added iron ore and steel products.
Acquisition of ArcelorMittal USA
On December 9, 2020, pursuant to the terms of the AM USA Transaction Agreement, we purchased ArcelorMittal USA from ArcelorMittal. In connection with the closing of the AM USA Transaction, as contemplated by the terms of the AM USA Transaction Agreement, ArcelorMittal’s former joint venture partner in Kote and Tek exercised its put right pursuant to the terms of the Kote and Tek joint venture agreements. As a result, we purchased all of such joint venture partner’s interests in Kote and Tek. Following the closing of the AM USA Transaction, we own 100% of the interests in Kote and Tek.
The assets of ArcelorMittal USA we acquired at the closing of the AM USA Transaction include six steelmaking facilities, eight finishing facilities, three cokemaking operations, two iron ore mining and pelletizing operations and one coal mining complex.
Refer to NOTE 3 - ACQUISITIONS for further information.
Business Operations
We are vertically integrated from the mining of iron ore and coal; to production of metallics and coke; through iron making, steelmaking, rolling and finishing; and to downstream tubular components, stamping and tooling. We have the unique advantage as a steel producer of being fully or partially self-sufficient with our production of raw materials for steel manufacturing, which includes iron ore pellets, HBI and coking coal.
We have updated our segment structure to coincide with our new business model and are organized into four operating segments based on differentiated products, Steelmaking, Tubular, Tooling and Stamping, and European Operations. Through the third quarter ended September 30, 2020, we had operated through two reportable segments – the Steel and Manufacturing segment and the Mining and Pelletizing segment. However, given the recent transformation of the business, beginning with our financial statements as of and for the year ended December 31, 2020, we primarily operate through one reportable segment – the Steelmaking segment.
COVID-19
In response to the COVID-19 pandemic, we made various operational changes to adjust to the demand for our products. Although steel and iron ore production have been considered “essential” by the states in which we operate, certain of our facilities and construction activities were temporarily idled during the second quarter of 2020. Most of these temporarily idled facilities were restarted during the second quarter, and the remaining operations were restarted during the third quarter. Dearborn Works' hot strip mill, anneal and temper operations and AK Coal remain permanently idled as part of the permanent cost reduction efforts. Our Columbus and Monessen facilities acquired through the AM USA Transaction are temporarily idled due to the COVID-19 pandemic.
Basis of Consolidation
The condensed consolidated financial statements consolidate our accounts and the accounts of our wholly owned subsidiaries, all subsidiaries in which we have a controlling interest and VIEs for which we are the primary beneficiary. All intercompany transactions and balances are eliminated upon consolidation.
Investments in Affiliates
We have investments in several businesses accounted for using the equity method of accounting. These investments are included within our Steelmaking segment. We review an investment for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary. Investees and equity ownership percentages are presented below:

Investee	Equity Ownership Percentage
Combined Metals of Chicago, LLC	40.0%
Spartan Steel Coating, LLC	48.0%
As of December 31, 2019, our 23% ownership in Hibbing was recorded as an equity method investment. As a result of the acquisition of ArcelorMittal USA, we acquired an additional 62.3% ownership interest in Hibbing. As of December 31, 2020, our ownership in the Hibbing joint venture was 85.3% and was fully consolidated within our operating results with a noncontrolling interest.
We recorded a basis difference for Spartan Steel of $33 million as part of the AK Steel Merger. The basis difference relates to the excess of the fair value over the investee's carrying amount of property, plant and equipment and will be amortized over the remaining useful lives of the underlying assets.
As of December 31, 2020, our investment in affiliates of $105 million was classified in Other non-current assets. As of December 31, 2019, our investment in affiliates of $18 million was classified in Other non-current liabilities.
Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgments involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows. Certain prior period amounts have been reclassified to conform with the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our mineral reserves; future realizable cash flow; environmental, reclamation and closure obligations; valuation of business combinations, long-lived assets, inventory, tax assets and post-employment, post-retirement and other employee benefit liabilities; reserves for contingencies and litigation require the use of various management estimates and assumptions. Actual results could differ from estimates. Management reviews its estimates on an ongoing basis. Changes in facts and circumstances may alter such estimates and affect the results of operations and financial position in future periods.

Business Combinations
Assets acquired and liabilities assumed in a business combination are recognized and measured based on their estimated fair values at the acquisition date, while the acquisition-related costs are expensed as incurred. Any excess of the purchase consideration when compared to the fair value of the net tangible and intangible assets acquired, if any, is recorded as goodwill. We engaged independent valuation specialists to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, and goodwill, for the Acquisitions. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period the adjustment arises.
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
Trade Accounts Receivable and Allowance for Credit Loss
Trade accounts receivable are recorded at the point control transfers and represent the amount of consideration we expect to receive in exchange for transferred goods and do not bear interest. We establish provisions for expected lifetime losses on accounts receivable at the time a receivable is recorded based on historical experience, customer credit quality and forecasted economic conditions. We regularly review our accounts receivable balances and the allowance for credit loss and establish or adjust the allowance as necessary using the specific identification method in accordance with CECL. We evaluate the aggregation and risk characteristics of receivable pools and develop loss rates that reflect historical collections, current forecasts of future economic conditions over the time horizon we are exposed to credit risk, and payment terms or conditions that may materially affect future forecasts.
Inventories
Inventories are generally stated at the lower of cost or net realizable value using average cost, excluding depreciation and amortization. Certain iron ore inventories are stated at the lower of cost or market using the LIFO method.
Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
Derivative Financial Instruments and Hedging Activities
We are exposed to certain risks related to the ongoing operations of our business, including those caused by changes in commodity prices and energy rates. We have established policies and procedures, including the use of certain derivative instruments, to manage such risks, if deemed necessary.
Derivative financial instruments are recognized as either assets or liabilities in the Statements of Consolidated Financial Position and measured at fair value. On the date a qualifying hedging instrument is executed, we designate the hedging instrument as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to specific firm commitments or forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the related hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting prospectively and record all future changes in fair value in the period of the instrument's earnings or losses.
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
For derivative instruments that have not been designated as cash flow hedges, such as provisional pricing arrangements, changes in fair value are recorded in the period of the instrument's earnings or losses.
Refer to Revenue Recognition below for discussion of derivatives recorded as a result of pricing terms in our sales contracts. Additionally, refer to NOTE 15 - DERIVATIVE INSTRUMENTS for further information.
Property, Plant and Equipment
Our properties are stated at the lower of cost less accumulated depreciation. Depreciation of plant and equipment is computed principally by the straight-line method based on estimated useful lives. Depreciation continues to be recognized when operations are idled temporarily. Depreciation and depletion are recorded over the following estimated useful lives:

Asset Class	Basis	Life
Land, land improvements and mineral rights
Land and mineral rights	Units of production	Life of mine
Land improvements	Straight line	20 to 45 years
Buildings	Straight line	20 to 45 years
Equipment	Straight line/Double declining balance	3 to 20 years
Refer to NOTE 6 - PROPERTY, PLANT AND EQUIPMENT for further information.
Goodwill
Goodwill represents the excess purchase price paid over the fair value of the net assets during an acquisition. Goodwill is not amortized, but is assessed for impairment on an annual basis on October 1 (or more frequently if necessary).
Other Intangible Assets and Liabilities
Intangible assets and liabilities are subject to periodic amortization on a straight-line basis over their estimated useful lives as follows:

Type	Basis	Useful Life
Intangible assets:
Customer relationships	Straight line	18 years
Developed technology	Straight line	17 years
Trade names and trademarks	Straight line	10 years
Mining permits	Straight line	Life of mine
Intangible liabilities:
Above-market supply contracts	Straight line	Contract term
Refer to NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES for further information.
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
Refer to NOTE 13 - LEASE OBLIGATIONS for further information.

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
For the years ended December 31, 2020, 2019 and 2018, no impairment indicators were present that would indicate the carrying value of any of our asset groups may not be recoverable; as a result, no impairment assessments were required.
Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own views about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below:
•Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS and NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Pensions and Other Postretirement Benefits
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans, primarily consisting of retiree healthcare benefits as part of our total compensation and benefits programs.
We recognize the funded or unfunded status of our pension and OPEB obligations on our December 31, 2020 and 2019 Statements of Consolidated Financial Position based on the difference between the market value of plan assets and the actuarial present value of our retirement obligations on that date, on a plan-by-plan basis. If the plan assets exceed the pension and OPEB obligations, the amount of the surplus is recorded as an asset; if the pension and OPEB obligations exceed the plan assets, the amount of the underfunded obligations is recorded as a liability. Year-end balance sheet adjustments to pension and OPEB assets and obligations are recorded as Accumulated other comprehensive loss in the Statements of Consolidated Financial Position.
The actuarial estimates of the PBO and APBO incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing and employee turnover. The discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimates of future events by incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Statements of Consolidated Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in other assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is determined utilizing the weighted average of expected returns for plan asset investments in various asset categories based on historical performance, adjusted for current trends. Service costs are classified within Cost of goods sold, Selling, general and administrative expenses and Miscellaneous – net while the interest cost, expected return on assets, amortization of prior service costs/credits, net actuarial gain/loss, and other costs are classified within Other non-operating income.
Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
Labor Agreements
At December 31, 2020, we employed approximately 25,000 people, of which approximately 18,500 were represented by labor unions under various agreements. We have agreements that will expire at five locations in 2021 and sixteen locations in 2022. Workers at some of our North American facilities are covered by agreements with the USW or other unions that have various expiration dates.
Asset Retirement Obligations
Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The fair value of the liability is determined as the discounted value of the expected future cash flows. The asset retirement obligation is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are adjusted periodically to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. We review, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation for each applicable operation in accordance with the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments.
Future reclamation costs for inactive operations are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive operations are reflected in earnings in the period an estimate is revised.
Refer to NOTE 14 - ASSET RETIREMENT OBLIGATIONS for further information.
Environmental Remediation Costs
We have a formal policy for environmental protection and restoration. Certain of our operating activities are subject to various laws and regulations governing protection of the environment. We conduct our operations to protect the public health and environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our environmental liabilities, including obligations for known environmental remediation exposures, have been recognized based on the estimated cost of investigation and remediation at each site. If the cost can only be estimated as a range of possible amounts with no point in the range being more likely, the minimum of the range is accrued. Future expenditures are discounted unless the amount and timing of the cash disbursements cannot be reasonably estimated. It is possible that additional environmental obligations could be incurred, the extent of which cannot be assessed. Potential insurance recoveries have not been reflected in the determination of the liabilities.
Refer to NOTE 21 - COMMITMENTS AND CONTINGENCIES for further information.
Revenue Recognition
Sales are recognized when our performance obligations are satisfied. Generally, our performance obligations are satisfied, control of our products is transferred and revenue is recognized at a single point in time, when title transfers to our customer for product shipped according to shipping terms. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Refer to NOTE 4 - REVENUES for further information.
Repairs and Maintenance
Repairs, maintenance and replacement of components are expensed as incurred. The cost of major equipment overhauls is capitalized and depreciated over the estimated useful life, which is the period until the next scheduled overhauls. All other planned and unplanned repairs and maintenance costs are expensed when incurred.

Share-Based Compensation
The fair value of each performance share grant is estimated on the date of grant using a Monte Carlo simulation to forecast relative TSR performance. A correlation matrix of historical and projected stock prices was developed for both the Company and its predetermined peer group of mining and metals companies. The fair value assumes that the performance objective will be achieved. The expected term of the grant represents the time from the grant date to the end of the service period. We estimate the volatility of our common shares and that of the peer group of mining and metals companies using daily price intervals for all companies. The risk-free interest rate is the rate at the grant date on zero-coupon government bonds, with a term commensurate with the remaining performance period.
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
Refer to NOTE 11 - STOCK COMPENSATION PLANS for additional information.
Income Taxes
Income taxes are based on income for financial reporting purposes, calculated using tax rates by jurisdiction, and reflect a current tax liability or asset for the estimated taxes payable or recoverable on the current year tax return and expected annual changes in deferred taxes. Any interest or penalties on income tax are recognized as a component of Income tax benefit (expense).
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within Net income (loss) in the period that includes the enactment date.
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
See NOTE 12 - INCOME TAXES for further information.
Discontinued Operations
During 2018, we committed to a course of action leading to the permanent closure of the Asia Pacific Iron Ore mining operations and sold all of the assets of our Asia Pacific Iron Ore business through a series of sales to third parties. As a result of our exit, management determined that our Asia Pacific Iron Ore mining operations met the criteria to be classified as held for sale and a discontinued operation under ASC Topic 205, Presentation of Financial

Statements. As such, all current and historical Asia Pacific Iron Ore operating results are classified within discontinued operations.
Foreign Currency
Our financial statements are prepared with the U.S. dollar as the reporting currency and the functional currency of all subsidiaries is the U.S. dollar, except for our European Operations for which the functional currency is the Euro. In August 2018, management determined that there were significant changes in economic factors related to our Australian subsidiaries. The change in economic factors was a result of the sale and conveyance of substantially all assets and liabilities of our Australian subsidiaries to third parties, representing a significant change in operations. As such, the functional currency for the Australian subsidiaries changed from the Australian dollar to the U.S. dollar and all remaining Australian denominated monetary balances will be remeasured prospectively through the Statements of Consolidated Operations.
As a result of the liquidation of the Australian subsidiaries' assets, the historical impact of foreign currency translation recorded in Accumulated other comprehensive loss in the Statements of Consolidated Financial Position of $228 million was reclassified and recognized as a gain in Income (loss) from discontinued operations, net of tax in the Statements of Consolidated Operations for the year ended December 31, 2018.
Earnings Per Share
We present both basic and diluted EPS amounts for continuing operations and discontinued operations. Total basic EPS amounts are calculated by dividing Net income (loss) attributable to Cliffs shareholders, less the earnings allocated to our Series B Participating Redeemable Preferred Stock, by the weighted average number of common shares outstanding during the period presented.
Total diluted EPS amounts are calculated by dividing Net income (loss) attributable to Cliffs shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury-stock method, common share equivalents of the Series B Participating Redeemable Preferred Stock using the if-converted method and the calculated common share equivalents in excess of the conversion rate related to our 1.50% 2025 Convertible Senior Notes using the treasury-stock method. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
See NOTE 8 - DEBT AND CREDIT FACILITIES and NOTE 20 - EARNINGS PER SHARE for further information.
Variable Interest Entities
We assess whether we have a variable interest in legal entities in which we have a financial relationship and, if so, whether or not those entities are VIEs. A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. We conclude that we are the primary beneficiary and consolidate the VIE if we have both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Refer to NOTE 19 - VARIABLE INTEREST ENTITIES for additional information.
Recent Accounting Pronouncements
Issued and Adopted
On March 2, 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rule 3-10, which required separate financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The final rule replaces the previous requirement under Rule 3-10 to provide condensed consolidating financial information in the registrant’s financial statements with a requirement to provide alternative financial disclosures (which include summarized financial information of the parent and any issuers and guarantors, as well as other qualitative disclosures) in either the registrant’s Management's Discussion and Analysis of Financial Condition and Results of Operations or its financial statements, in addition to other simplifications. The final rule is effective for filings on or after January 4, 2021, and early adoption is permitted. We elected to early adopt this disclosure update for the period ended March 31, 2020. As a result, we have excluded the footnote disclosures required under the previous Rule 3-10, and applied the final rule by including the summarized financial information and qualitative disclosures in Part II -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and Exhibit 22, filed herewith.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, CECL. CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We elected to early adopt this standard on December 31, 2019. Upon adoption, the updated standard did not have a material effect on our consolidated financial statements.
Issued and Not Effective
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update requires certain convertible instruments to be accounted for as a single liability measured at its amortized cost. Additionally, the update requires the use of the "if-converted" method, removing the treasury stock method, when calculating diluted shares. The two methods of adoption are the full and modified retrospective approaches. We expect to utilize the modified retrospective approach. Using this approach, the guidance shall be applied to transactions outstanding as of the beginning of the fiscal year in which the amendment is adopted. The final rule is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are continuing to evaluate the impact of this update to our consolidated financial statements and would expect to adopt at the required adoption date of January 1, 2022.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2020	2019
Allowance for credit losses as of January 1	$—	$—
Increase in allowance	(5)	—
Allowance for credit losses as of December 31	$(5)	$—
Inventories
The following table presents the detail of our Inventories in the Statements of Consolidated Financial Position:

	(In Millions)
	Year Ended December 31,
	2020	2019
Product inventories
Finished and semi-finished goods	$2,125	$114
Work-in-process	—	69
Raw materials	1,431	9
Total product inventories	3,556	192
Manufacturing supplies and critical spares	272	125
Inventories	$3,828	$317

The excess of current cost over LIFO cost of iron ore inventories was $104 million and $101 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, the product inventory balance for iron ore inventories decreased, resulting in the liquidation of a LIFO layer. The effect of the inventory reduction was an increase in Cost of goods sold of $30 million in the Statements of Consolidated Operations for the year ended December 31, 2020. As of December 31, 2019, the product inventory balance for iron ore inventories increased, resulting in a LIFO increment in 2019. The effect of the inventory build was an increase in Inventories of $34 million in the Statements of Consolidated Financial Position for the year ended December 31, 2019.
The allowance for obsolete and surplus items in supplies and other inventories was $13 million at both December 31, 2020 and 2019.
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Capital additions	$483	$690	$395
Less:
Non-cash accruals	(86)	15	94
Right-of-use assets - finance leases	44	29	8
Grants	—	(10)	(3)
Cash paid for capital expenditures including deposits	$525	$656	$296
Cash payments (receipts) for interest and income taxes are as follows:

	(In Millions)
	2020	2019	2018
Taxes paid on income	$5	$—	$3
Income tax refunds	(120)	(118)	(11)
Interest paid on debt obligations net of capitalized interest[1]	170	98	106

[1] Capitalized interest was $53 million, $25 million and $7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Non-Cash Investing and Financing Activities

	(In Millions)
	2020	2019	2018
Fair value of common shares issued as part of consideration in connection with AM USA Transaction	$990	$—	$—
Fair value of Series B Participating Redeemable Preferred Stock issued as part of consideration in connection with AM USA Transaction	738	—	—
Fair value of settlement of a pre-existing relationship as part of consideration in connection with AM USA Transaction	237	—	—
Fair value of common shares issued as consideration in connection with AK Steel Merger	618	—	—
Fair value of equity awards assumed in connection with AK Steel Merger	4	—	—
Discontinued Operations
We had income from discontinued operations, net of tax of $88 million for the year ended December 31, 2018. During 2018, we sold all of the assets of our Asia Pacific Iron Ore mining operations, which had operating losses of $105 million for the year ended December 31, 2018. Additionally, as a result of the liquidation of the net assets of our Australian subsidiaries, the historical changes in foreign currency translation recorded in Accumulated other comprehensive loss totaling $228 million was reclassified and recognized as a gain in Income (loss) from discontinued operations, net of tax.

NOTE 3 - ACQUISITIONS
In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business with steel production. Our fully-integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate and long steel products; as well as carbon and stainless steel tubing, hot and cold stamping and tooling. The AK Steel Merger combined Cliffs, a producer of iron ore pellets, with AK Steel, a producer of flat-rolled carbon, stainless and electrical steel products, to create a vertically integrated producer of value-added iron ore and steel products. The AM USA Transaction transformed us into a fully-integrated steel enterprise with the size and scale to achieve improved through-the-cycle margins.
We now have a presence across the entire steel manufacturing process, from mining to pelletizing to the development and production of finished high value steel products. The combination is expected to create significant opportunities to generate additional value from market trends across the entire steel value chain and enable more consistent, predictable performance through normal market cycles.
Acquisition of ArcelorMittal USA
Overview
On December 9, 2020, pursuant to the terms of the AM USA Transaction Agreement, we purchased ArcelorMittal USA from ArcelorMittal. In connection with the closing of the AM USA Transaction, as contemplated by the terms of the AM USA Transaction Agreement, ArcelorMittal’s former joint venture partner in Kote and Tek exercised its put right pursuant to the terms of the Kote and Tek joint venture agreements. As a result, we purchased all of such joint venture partner’s interests in Kote and Tek. Following the closing of the AM USA Transaction, we own 100% of the interests in Kote and Tek.
Following the acquisition, the operating results of ArcelorMittal USA are included in our consolidated financial statements. For the period subsequent to the acquisition (December 9, 2020 through December 31, 2020), ArcelorMittal USA generated Revenues of $446 million and a loss of $40 million included within Net income (loss) attributable to Cliffs shareholders, which included $21 million related to amortization of the fair value inventory step-up.
Additionally, we incurred acquisition-related costs excluding severance costs of $26 million for the year ended December 31, 2020, which were recorded in Acquisition-related costs on the Statements of Consolidated Operations.
The AM USA Transaction was accounted for under the acquisition method of accounting for business combinations.
The fair value of the total purchase consideration was determined as follows:

(In Millions)
Fair value of Cliffs common shares issued	$990
Fair value of Series B Participating Redeemable Preferred Stock issued	738
Fair value of settlement of a pre-existing relationship	237
Cash consideration (subject to customary working capital adjustments)	631
Total purchase consideration	$2,596

The fair value of Cliffs common shares issued is calculated as follows:

Number of Cliffs common shares issued	78,186,671
Closing price of Cliffs common share as of December 9, 2020	$12.66
Fair value of Cliffs common shares issued (in millions)	$990
The fair value of Cliffs Series B Participating Redeemable Preferred Stock issued is calculated as follows:

Number of Cliffs Series B Participating Redeemable Preferred Stock issued	583,273
Redemption price as of December 9, 2020	$1,266
Fair value of Cliffs Series B Participating Redeemable Preferred Stock issued (in millions)	$738
The fair value of the estimated cash consideration is comprised of the following:

(In Millions)
Cash consideration pursuant to the AM USA Transaction Agreement	$505
Cash consideration for purchase of the remaining JV partners' interest of Kote and Tek	182
Estimated total cash consideration receivable	(56)
Total estimated cash consideration	$631
The cash portion of the purchase price is subject to customary working capital adjustments.
The fair value of the settlement of a pre-existing relationship is comprised of the following:

(In Millions)
Accounts receivable	$97
Freestanding derivative asset from customer supply agreement	140
Total fair value of settlement of a pre-existing relationship	$237
Valuation Assumption and Preliminary Purchase Price Allocation
We estimated fair values at December 9, 2020 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AM USA Transaction. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the AM USA Transaction, most notably, inventories, personal and real property, mineral reserves, leases, investments, deferred taxes, asset retirement obligations, pension and OPEB liabilities, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the AM USA Transaction was:

(In Millions)
Cash and cash equivalents	$35
Accounts receivable, net	349
Inventories	2,115
Income tax receivable, current	12
Other current assets	22
Property, plant and equipment	4,017
Other non-current assets	158
Accounts payable	(758)
Accrued employment costs	(271)
State and local taxes	(76)
Pension and OPEB liabilities, current	(109)
Other current liabilities	(322)
Pension and OPEB liabilities, non-current	(3,195)
Other non-current liabilities	(598)
Noncontrolling interest	(13)
Net identifiable assets acquired	1,366
Goodwill	1,230
Total net assets acquired	$2,596
The goodwill resulting from the acquisition of ArcelorMittal USA primarily represents the growth opportunities in the automotive, construction, appliances, infrastructure and machinery and equipment markets, as well as any synergistic benefits to be realized from the AM USA Transaction and was assigned to our flat steel operations within our Steelmaking segment. Goodwill is expected to be deductible for U.S. federal income tax purposes.
Acquisition of AK Steel
Overview
On March 13, 2020, pursuant to the AK Steel Merger Agreement, we completed the acquisition of AK Steel, in which we were the acquirer. As a result of the AK Steel Merger, each share of AK Steel common stock issued and outstanding immediately prior to the effective time of the AK Steel Merger (other than excluded shares) was converted into the right to receive 0.400 Cliffs common shares and, if applicable, cash in lieu of any fractional Cliffs common shares.
Following the acquisition, the operating results of AK Steel are included in our consolidated financial statements. For the period subsequent to the acquisition (March 13, 2020 through December 31, 2020), AK Steel generated Revenues of $3,573 million and a loss of $302 million included within Net income (loss) attributable to Cliffs shareholders, which included $74 million and $35 million related to amortization of the fair value inventory step-up and severance costs, respectively.
Additionally, we incurred acquisition-related costs excluding severance costs of $26 million for the year ended December 31, 2020, which were recorded in Acquisition-related costs on the Statements of Consolidated Operations.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for information regarding debt transactions executed in connection with the AK Steel Merger.
The AK Steel Merger was accounted for under the acquisition method of accounting for business combinations. The acquisition date fair value of the consideration transferred totaled $1,535 million. The following tables summarize the consideration paid for AK Steel and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

The fair value of the total purchase consideration was determined as follows:

(In Millions)
Fair value of AK Steel debt	$914
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	618
Other	3
Total purchase consideration	$1,535
The fair value of Cliffs common shares issued for outstanding shares of AK Steel common stock and with respect to Cliffs common shares underlying converted AK Steel equity awards that vested upon completion of the AK Steel Merger is calculated as follows:

(In Millions, Except Per Share Amounts)
Number of shares of AK Steel common stock issued and outstanding	317
Exchange ratio	0.400
Shares of Cliffs common shares issued to AK Steel stockholders	127
Price per share of Cliffs common shares	$4.87
Fair value of Cliffs common shares issued for outstanding AK Steel common stock	$618
The fair value of AK Steel's debt included in the consideration is calculated as follows:

(In Millions)
Credit Facility	$590
7.50% Senior Secured Notes due July 2023	324
Fair value of debt included in consideration	$914
Valuation Assumption and Preliminary Purchase Price Allocation
We estimated fair values at March 13, 2020 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AK Steel Merger. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the AK Steel Merger, most notably, personal and real property, leases, deferred taxes, asset retirement obligations and intangible assets and liabilities, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the AK Steel Merger was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$38	$1	$39
Accounts receivable, net	666	(2)	664
Inventories	1,563	(243)	1,320
Income tax receivable, current	3	—	3
Other current assets	65	(16)	49
Property, plant and equipment	2,184	128	2,312
Deferred income taxes	—	30	30
Other non-current assets	475	(3)	472
Accounts payable	(636)	(8)	(644)
Accrued employment costs	(94)	1	(93)
State and local taxes	(35)	4	(31)
Pension and OPEB liabilities, current	(75)	(3)	(78)
Other current liabilities	(201)	5	(196)
Long-term debt	(1,179)	—	(1,179)
Pension and OPEB liabilities, non-current	(873)	2	(871)
Other non-current liabilities	(507)	72	(435)
Noncontrolling interest	—	(1)	(1)
Net identifiable assets acquired	1,394	(33)	1,361
Goodwill	141	33	174
Total net assets acquired	$1,535	$—	$1,535
During the period subsequent to the AK Steel Merger, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. The Inventories measurement period adjustments of $243 million resulted in a favorable impact of $8 million to Cost of goods sold for the year ended December 31, 2020.
The goodwill resulting from the acquisition of AK Steel was assigned to our downstream Tubular and Tooling and Stamping operating segments. Goodwill is calculated as the excess of the purchase price over the net identifiable assets recognized and primarily represents the growth opportunities in light weighting solutions to automotive customers, as well as any synergistic benefits to be realized. Goodwill from the AK Steel Merger is not expected be deductible for income tax purposes.
The preliminary purchase price allocated to identifiable intangible assets and liabilities acquired was:

	(In Millions)	Weighted Average Life (In Years)
Intangible assets:
Customer relationships	$77	18
Developed technology	60	17
Trade names and trademarks	11	10
Total identifiable intangible assets	$148	17
Intangible liabilities:
Above-market supply contracts	$(71)	12
The above-market supply contracts relate to the long-term coke and energy supply agreements with SunCoke Energy, which includes SunCoke Middletown, a consolidated VIE. Refer to NOTE 19 - VARIABLE INTEREST ENTITIES for further information.

Pro Forma Results
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the years ended December 31, 2020 and 2019, as if ArcelorMittal USA and AK Steel had been acquired as of January 1, 2019:

	(In Millions)
	Year Ended December 31,
	2020	2019
Revenues	$12,837	$17,163
Net income (loss) attributable to Cliffs shareholders	(520)	(11)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the Acquisitions occurred on January 1, 2019. Significant pro forma adjustments include the following:
1.The elimination of intercompany revenues between Cliffs and ArcelorMittal USA and AK Steel of $844 million and $1,499 million for the years ended December 31, 2020 and 2019, respectively.
2.The 2020 pro forma net loss was adjusted to exclude $96 million of non-recurring inventory acquisition accounting adjustments incurred during the year ended December 31, 2020. The 2019 pro forma net loss was adjusted to include $362 million of non-recurring inventory acquisition accounting adjustments for the year ended December 31, 2019.
3.The elimination of non-recurring transaction costs incurred by Cliffs, AK Steel and ArcelorMittal USA in connection with the Acquisitions were $93 million for the year ended December 31, 2020. The 2019 pro forma net loss was adjusted to include $93 million of non-recurring transaction cost adjustments for the year ended December 31, 2019.
4.The 2020 pro forma net loss was adjusted to exclude restructuring costs of $1,820 million of non-recurring costs incurred by ArcelorMittal USA prior to the AM USA Transaction.
5.The 2020 and 2019 pro forma net losses were adjusted to exclude $140 million and $129 million for the years ended December 31, 2020 and 2019, respectively, for the impact of reversal of the fees charged for management, financial and legal services under the Industrial Franchise Agreement with the former parent.
6.Total other pro forma adjustments included reduced expenses of $32 million for the year ended December 31, 2020, primarily due to decreased depreciation expense and pension and OPEB expense, offset partially by increased interest and amortization expense.
7.Total other pro forma adjustments included an expense of $76 million for the year ended December 31, 2019, primarily due to increased interest, amortization and pension and OPEB expense, offset partially by decreased depreciation expense.
8.The income tax impact of pro forma transaction adjustments that affect Net income (loss) attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an increased benefit to Income tax benefit (expense) of $170 million and $117 million for the years ended December 31, 2020 and 2019, respectively.
The unaudited pro forma financial information does not reflect the potential realization of synergies or cost savings, nor does it reflect other costs relating to the integration of the acquired companies. This unaudited pro forma financial information should not be considered indicative of the results that would have actually occurred if the Acquisitions had been consummated on January 1, 2019, nor are they indicative of future results.

NOTE 4 - REVENUES
We generate our revenue through product sales, in which shipping terms generally indicate when we have fulfilled our performance obligations and transferred control of products to our customer. Our revenue transactions consist of a single performance obligation to transfer promised goods. Our contracts with customers usually define the mechanism for determining the sales price, which is generally fixed upon transfer of control, but the contracts generally do not impose a specific quantity on either party. Quantities to be delivered to the customer are generally determined at a point near the date of delivery through purchase orders or other written instructions we receive from the customer. Spot market sales are made through purchase orders or other written instructions. We consider our performance obligation to be complete and recognize revenue when control transfers in accordance with shipping terms.
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
Prior to the AM USA Transaction, we had a supply agreement with ArcelorMittal USA, which included supplemental revenue or refunds based on the HRC price in the year the iron ore was consumed in ArcelorMittal USA's blast furnaces. As control transferred prior to consumption, the supplemental revenue was recorded in accordance with Topic 815. All sales occurring subsequent to the AM USA Transaction are intercompany and eliminated in consolidation. Included within Revenues related to Topic 815 for the supplemental revenue portion of the supply agreement is derivative revenue of $122 million, $78 million and $426 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table represents our Revenues by market:

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Steelmaking:
Automotive	$2,062	$—	$—
Infrastructure and manufacturing	784	—	—
Distributors and converters	696	—	—
Steel producers[1]	1,423	1,990	2,332
Total steelmaking	4,965	1,990	2,332
Other Businesses:
Automotive	329	—	—
Infrastructure and manufacturing	34	—	—
Distributors and converters	26	—	—
Total Other Businesses	389	—	—
Total revenues	$5,354	$1,990	$2,332

[1] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.

The following table represents our consolidated Revenues by product line:

	(Dollars In Millions, Sales Volumes in Thousands)
	Year Ended December 31,
	2020		2019		2018
	Revenue	Volume[1]	Revenue	Volume[1]	Revenue	Volume[1]
Steelmaking:
Hot-rolled steel	$386	633	$—	—	$—	—
Cold-rolled steel	490	682	—	—	—	—
Coated steel	1,747	1,911	—	—	—	—
Stainless and electrical steel	868	416	—	—	—	—
Other steel products	92	141	—	—	—	—
Iron products[2]	1,335	11,707	1,990	18,583	2,332	20,563
Other	47	N/A	—	—	—	—
Total steelmaking	4,965		1,990		2,332
Other Businesses:
Other	389	N/A	—	N/A	—	N/A
Total revenues	$5,354		$1,990		$2,332

[1] Carbon steel products, stainless and electrical steel and plate steel volumes are stated in net tons. Iron product volumes are stated in long tons.
[2] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.
Deferred Revenue
The table below summarizes our deferred revenue balances:

	(In Millions)
	Deferred Revenue (Current)		Deferred Revenue (Long-Term)
	2020	2019	2020	2019
Opening balance as of January 1	$22	$21	$26	$39
Net increase (decrease)	(15)	1	(26)	(13)
Closing balance as of December 31	$7	$22	$—	$26
Prior to the AK Steel Merger, our iron ore pellet sales agreement with Severstal Dearborn, LLC, subsequently assumed by AK Steel, required supplemental payments to be paid by the customer during the period from 2009 through 2013. Installment amounts received under this arrangement in excess of sales were classified as deferred revenue in the Statements of Consolidated Financial Position upon receipt of payment and the revenue was recognized over the term of the supply agreement, which had extended until 2022, in equal annual installments. As a result of the termination of that iron ore pellet sales agreement, we realized $35 million of deferred revenue, which was recognized within Realization of deferred revenue in the Statements of Consolidated Operations during the year ended December 31, 2020.
We have certain other sales agreements that require customers to pay in advance. Payments received pursuant to these agreements prior to revenue being recognized are recorded as deferred revenue in Other current liabilities.
NOTE 5 - SEGMENT REPORTING
We are vertically integrated from the mining of iron ore and coal; to production of metallics and coke; through iron making, steelmaking, rolling, finishing; and to downstream tubing, stamping and tooling. We are organized into four operating segments based on our differentiated products - Steelmaking, Tubular, Tooling and Stamping, and European Operations. Our previous Mining and Pelletizing segment is included within the Steelmaking operating segment as iron ore pellets are a primary raw material for our steel products. We have one reportable segment - Steelmaking. The operating segment results of our Tubular, Tooling and Stamping, and European Operations that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Our Steelmaking segment is the largest flat-rolled steel producer supported by being the largest iron ore pellet producer in North America, primarily serving the automotive, infrastructure and manufacturing, and distributors and converters markets. Our Other Businesses primarily include the operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. All intersegment transactions were eliminated in consolidation.
We evaluate performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.
Our results by segment are as follows:

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Revenues:
Steelmaking[1]	$4,965	$1,990	$2,332
Other Businesses	389	—	—
Total revenues	$5,354	$1,990	$2,332

Adjusted EBITDA:
Steelmaking	$433	$636	$872
Other Businesses	47	—	—
Corporate and eliminations	(127)	(111)	(106)
Total Adjusted EBITDA	$353	$525	$766

[1] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.

The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(81)	$293	$1,128
Less:
Interest expense, net	(238)	(101)	(121)
Income tax benefit (expense)	111	(18)	460
Depreciation, depletion and amortization	(308)	(85)	(89)
	354	497	878
Less:
EBITDA from noncontrolling interests[1]	56	—	—
Gain (loss) on extinguishment of debt	130	(18)	(7)
Severance costs	(38)	(2)	—
Acquisition-related costs excluding severance costs	(52)	(7)	—
Amortization of inventory step-up	(96)	—	—
Impact of discontinued operations	1	(1)	121
Foreign exchange remeasurement	—	—	(1)
Impairment of other long-lived assets	—	—	(1)
Total Adjusted EBITDA	$353	$525	$766

1 EBITDA of noncontrolling interests includes $41 million for income and $15 million for depreciation, depletion and amortization for the year ended December 31, 2020.
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Depreciation, depletion and amortization:
Steelmaking	$276	$80	$68
Other Businesses	27	—	—
Corporate	5	5	6
Total depreciation, depletion and amortization	$308	$85	$74

Capital additions1:
Steelmaking	$436	$687	$393
Other Businesses	45	—	—
Corporate	2	3	2
Total capital additions	$483	$690	$395

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.

The following summarizes our assets by segment:

	(In Millions)
	December 31,
	2020	2019
Assets:
Steelmaking	$15,849	$2,557
Other Businesses	239	—
Total segment assets	16,088	2,557
Corporate	683	947
Total assets	$16,771	$3,504
Included in the consolidated financial statements are the following amounts relating to geographic location based on product destination:

	(In Millions)
	2020	2019	2018
Revenues:
United States	$4,580	$1,505	$1,847
Canada	602	448	395
Other countries	172	37	90
Total revenues	$5,354	$1,990	$2,332
Property, plant and equipment, net:
United States	$8,647	$1,929	$1,286
Canada	91	—	—
Other countries	5	—	—
Total property, plant and equipment, net	$8,743	$1,929	$1,286
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	December 31,
	2020	2019
Land, land improvements, and mineral rights	$1,213	$582
Buildings	703	158
Equipment	6,786	1,456
Other	151	101
Construction in progress	1,364	730
Total property, plant and equipment[1]	10,217	3,027
Allowance for depreciation and depletion	(1,474)	(1,098)
Property, plant, and equipment, net	$8,743	$1,929

[1] Includes right-of-use assets related to finance leases of $361 million and $49 million as of December 31, 2020 and 2019, respectively.
We recorded depreciation expense of $298 million, $77 million and $66 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We recorded capitalized interest into property, plant and equipment of $53 million, $25 million and $7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The net book value of the mineral and land rights are as follows:

	(In Millions)
	December 31,
	2020	2019
Mineral rights:
Cost	$773	$537
Depletion	(142)	(134)
Net mineral rights	$631	$403

Land rights	$361	$12
We recorded depletion expense of $8 million, $8 million and $7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of goodwill by segment:

	(In Millions)
	December 31,
	2020	2019
Steelmaking	$1,232	$2
Other Businesses	174	—
Total goodwill	$1,406	$2
The increase in the balance of goodwill in our Steelmaking segment as of December 31, 2020, compared to December 31, 2019, is due to the preliminary assignment of $1,230 million to Goodwill in 2020 based on the preliminary purchase price allocation for the acquisition of ArcelorMittal USA. The increase in the balance of goodwill for our Other Businesses as of December 31, 2020, compared to December 31, 2019, is due to the preliminary assignment of $174 million to Goodwill in 2020 based on the preliminary purchase price allocation for the acquisition of AK Steel, which was attributable to our Tubular and Tooling and Stamping operating segments.

Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

		(In Millions)
	Classification[1]	Gross Amount	Accumulated Amortization	Net Amount
As of December 31, 2020
Intangible assets:
Customer relationships	Other non-current assets	$77	$(3)	$74
Technology	Other non-current assets	60	(3)	57
Trade names and trademarks	Other non-current assets	11	(1)	10
Mining permits	Other non-current assets	72	(25)	47
Total intangible assets		$220	$(32)	$188
Intangible liabilities:
Above-market supply contracts	Other non-current liabilities	$(71)	$7	$(64)

As of December 31, 2019
Intangible assets:
Mining permits	Other non-current assets	$72	$(24)	$48
[1] Amortization of intangible liabilities related to above-market supply contracts and intangible assets related to mining permits is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

Amortization expense related to intangible assets was $8 million and $1 million for the years ended December 31, 2020 and 2019, respectively. Estimated future amortization expense related to intangible assets is $10 million annually for the years 2021 through 2025.
Income from amortization related to the intangible liabilities was $7 million for the year ended December 31, 2020. Estimated future amortization income related to the intangible liabilities is $8 million annually for the years 2021 through 2025.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
December 31, 2020
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Unamortized Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Secured Notes	Cliffs	5.00%	$395	$(3)	$(1)	$391
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	955	(8)	(25)	922
6.75% 2026 Senior Secured Notes	Cliffs	6.99%	845	(20)	(9)	816
Senior Unsecured Notes:
7.625% 2021 AK Senior Notes	AK Steel	7.33%	34	—	—	34
7.50% 2023 AK Senior Notes	AK Steel	6.17%	13	—	—	13
6.375% 2025 Senior Notes	Cliffs	8.11%	64	—	(4)	60
6.375% 2025 AK Senior Notes	AK Steel	8.11%	29	—	(2)	27
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	296	(4)	(49)	243
5.75% 2025 Senior Notes	Cliffs	6.01%	396	(3)	(4)	389
7.00% 2027 Senior Notes	Cliffs	9.24%	73	—	(8)	65
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56	—	(6)	50
5.875% 2027 Senior Notes	Cliffs	6.49%	556	(4)	(18)	534
6.25% 2040 Senior Notes	Cliffs	6.34%	263	(2)	(3)	258
IRBs due 2024 to 2028	AK Steel	Various	92	—	2	94
EDC Revolving Facility[3]	*	3.25%	40	—	—	18
ABL Facility[3]	Cliffs[2]	2.15%	3,500	—	—	1,510
Total debt						5,424
Less: current debt						34
Total long-term debt						$5,390

* Our subsidiaries, Fleetwood Metal Industries Inc. and The Electromac Group Inc., are the borrowers under the EDC Revolving Facility.
[1] Unless otherwise noted, references in this column and throughout this Note 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] The total principal amounts for the indicated credit facilities are stated at their respective maximum borrowing capacities.

(In Millions)
December 31, 2019
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Debt Issuance Costs	Unamortized Discounts	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Notes	Cliffs	5.00%	$400	$(5)	$(2)	$393
Senior Unsecured Notes:
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	316	(4)	(65)	247
5.75% 2025 Senior Notes	Cliffs	6.01%	473	(3)	(6)	464
5.875% 2027 Senior Notes	Cliffs	6.49%	750	(6)	(27)	717
6.25% 2040 Senior Notes	Cliffs	6.34%	298	(2)	(3)	293
Former ABL Facility	Cliffs[2]	N/A	450	N/A	N/A	—
Total long-term debt						$2,114

[1] Unless otherwise noted, references in this column to "Cliffs" are to Cleveland-Cliffs Inc.
[2] Refers to Cleveland-Cliffs Inc. and certain of its subsidiaries as borrowers under our Former ABL Facility.
Outstanding Senior Secured Notes
9.875% 2025 Senior Secured Notes
On April 17, 2020, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to the issuance by Cliffs of $400 million aggregate principal amount of 9.875% 2025 Senior Secured Notes issued at 94.5% of face value.
On April 24, 2020, we issued an additional $555 million aggregate principal amount of 9.875% 2025 Senior Secured Notes issued at 99.0% of face value. These additional notes are of the same class and series as, and otherwise identical to, the 9.875% 2025 Senior Secured Notes issued on April 17, 2020, other than with respect to the date of issuance and issue price.
The 9.875% 2025 Senior Secured Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act. The 9.875% 2025 Senior Secured Notes bear interest at a rate of 9.875% per annum, payable semi-annually in arrears on April 17 and October 17 of each year, commencing on October 17, 2020. The 9.875% 2025 Senior Secured Notes will mature on October 17, 2025 and are secured senior obligations of Cliffs.
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

The 9.875% 2025 Senior Secured Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 9.875% 2025 Senior Secured Notes. The following is a summary of redemption prices for our 9.875% 2025 Senior Secured Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to October 17, 2022 - using proceeds of equity issuance	109.875%	Up to 35% of original aggregate principal
Prior to October 17, 2022[2]	100.000
Beginning on October 17, 2022	107.406
Beginning on April 17, 2023	104.938
Beginning on April 17, 2024	102.469
Beginning on April 17, 2025 and thereafter	100.000

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
6.75% 2026 Senior Secured Notes
On March 13, 2020, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee and notes collateral agent, relating to the issuance of $725 million aggregate principal amount of 6.75% 2026 Senior Secured Notes issued at 98.783% of face value.
On June 19, 2020, we issued an additional $120 million aggregate principal amount of 6.75% 2026 Senior Secured Notes issued at 99.25% of face value. These additional notes are of the same class and series as, and otherwise identical to, the 6.75% 2026 Senior Secured Notes issued on March 13, 2020, other than with respect to the date of issuance and issue price.
The 6.75% 2026 Senior Secured Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act. The 6.75% 2026 Senior Secured Notes bear interest at a rate of 6.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2020. The 6.75% 2026 Senior Secured Notes mature on March 15, 2026 and are secured senior obligations of Cliffs.
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

The 6.75% 2026 Senior Secured Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 6.75% 2026 Senior Secured Notes. The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for our 6.75% 2026 Senior Secured Notes:

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
4.875% 2024 Senior Secured Notes
Our 4.875% 2024 Senior Secured Notes bear interest at a rate of 4.875% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year. The 4.875% 2024 Senior Secured Notes mature on January 15, 2024 and are secured senior obligations of Cliffs.
Our 4.875% 2024 Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by substantially all of our material domestic subsidiaries and are secured (subject in each case to certain exceptions and permitted liens) by (i) a first-priority lien, on a pari passu basis with the 9.875% 2025 Senior Secured Notes and 6.75% 2026 Senior Secured Notes, on substantially all of our assets and the assets of the guarantors, other than the ABL Collateral, and (ii) a second-priority lien on the ABL Collateral, which is junior to a first-priority lien for the benefit of the lenders under our ABL Facility.
The 4.875% 2024 Senior Secured Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 4.875% 2024 Senior Secured Notes. The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for our 4.875% 2024 Senior Secured Notes:

Redemption Period	Redemption Price[1]
Beginning on January 15, 2021	102.438%
Beginning on January 15, 2022	101.219
Beginning on January 15, 2023 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 4.875% 2024 Senior Secured Notes, we will be required to offer to purchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The terms of the 4.875% 2024 Senior Secured Notes contain certain covenants; however, there are no financial covenants.

Outstanding Senior Unsecured Notes
Cliffs Senior Notes exchanged for AK Steel Corporation Senior Notes
On March 16, 2020, we entered into indentures, in each case among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance by Cliffs of $232 million aggregate principal amount of 6.375% 2025 Senior Notes and $335 million aggregate principal amount of 7.00% 2027 Senior Notes. The new notes were issued in exchange for equal aggregate principal amounts of 6.375% 2025 AK Senior Notes and 7.00% 2027 AK Senior Notes, respectively, issued by AK Steel Corporation. The 6.375% 2025 Senior Notes and 7.00% 2027 Senior Notes were issued in connection with the AK Steel Merger pursuant to private exchange offers exempt from the registration requirements of the Securities Act made by Cliffs. Pursuant to the registration rights agreements executed in connection with the issuance of the new notes, we agreed to file registration statements with the SEC with respect to registered offers to exchange the 6.375% 2025 Senior Notes and 7.00% 2027 Senior Notes for publicly registered notes within 365 days of the closing date, with all significant terms and conditions remaining the same.
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
The 6.375% 2025 Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 6.375% 2025 Senior Notes. The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for our 6.375% 2025 Senior Notes:

Redemption Period	Redemption Price[1]
Beginning on October 15, 2020	103.188%
Beginning on October 15, 2021	101.594
Beginning on October 15, 2022 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
7.00% 2027 Senior Notes
The 7.00% 2027 Senior Notes bear interest at a rate of 7.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2020. The 7.00% 2027 Senior Notes mature on March 15, 2027.

The 7.00% 2027 Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 7.00% 2027 Senior Notes. The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for our 7.00% 2027 Senior Notes:

Redemption Period	Redemption Price[1]
Prior to March 15, 2022[2]	100.000%
Beginning on March 15, 2022	103.500
Beginning on March 15, 2023	102.333
Beginning on March 15, 2024	101.167
Beginning on March 15, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.
AK Steel Corporation Unsecured Senior Notes
As of December 31, 2020, AK Steel Corporation had outstanding a total of $132 million aggregate principal amount of 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes, 6.375% 2025 AK Senior Notes and 7.00% 2027 AK Senior Notes. These senior notes are unsecured obligations and rank equally in right of payment with AK Steel Corporation's guarantees of Cliffs' unsecured and unsubordinated indebtedness. These notes contain no financial covenants.
The 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes, 6.375% 2025 AK Senior Notes and 7.00% 2027 AK Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the respective holders of such notes.
We may redeem the 7.625% 2021 AK Senior Notes at 100.000% of their principal amount, together with all accrued and unpaid interest to the date of redemption.
The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for the 7.50% 2023 AK Senior Notes:

Redemption Period	Redemption Price[1]
Beginning on July 15, 2020	101.875%
Beginning on July 15, 2021 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for the 6.375% 2025 AK Senior Notes:

Redemption Period	Redemption Price[1]
Beginning on October 15, 2020	103.188%
Beginning on October 15, 2021	101.594
Beginning on October 15, 2022 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.

The following is a summary of redemption prices (expressed as a percentage of the principal amount to be redeemed) for the 7.00% 2027 AK Senior Notes:

Redemption Period	Redemption Price[1]
Prior to March 15, 2022[2]	100.000%
Beginning on March 15, 2022	103.500
Beginning on March 15, 2023	102.333
Beginning on March 15, 2024	101.167
Beginning on March 15, 2025 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.
[2] Plus a "make-whole" premium.
1.50% 2025 Convertible Senior Notes
The 1.50% 2025 Convertible Senior Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 15 and July 15 of each year. The 1.50% 2025 Convertible Senior Notes mature on January 15, 2025. The 1.50% 2025 Convertible Senior Notes are senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 1.50% 2025 Convertible Senior Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The terms of the 1.50% 2025 Convertible Senior Notes contain certain customary covenants; however, there are no financial covenants.
Holders may convert their 1.50% 2025 Convertible Senior Notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2024, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2018, if the last reported sale price of our common shares, par value $0.125 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five-consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 1.50% 2025 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate on each such trading day; (3) if we call the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after July 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 1.50% 2025 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, common shares or a combination of cash and common shares, at our election.
Upon the issuance of the 1.50% 2025 Convertible Senior Notes the initial conversion rate was 122.4365 common shares per $1,000 principal, with a conversion price of $8.17 per common share. The conversion rate is subject to adjustment in some circumstances, including the payment of dividends on common shares, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 1.50% 2025 Convertible Senior Notes in connection with such a corporate event or notice of redemption, as the case may be. As of December 31, 2020, the conversion rate was 129.2985 common shares per $1,000 principal amount of 1.50% 2025 Convertible Senior Notes.
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

It is our current intent to settle conversions through combination settlement or fully in cash.  Our ability to settle conversions through combination settlement and cash settlement will be subject to restrictions in the agreement governing our ABL Facility and may be subject to restrictions in agreements governing our future debt.
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
In accounting for the issuance of the notes, we separated the 1.50% 2025 Convertible Senior Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that did not have associated convertible features. The carrying amount of the equity component of $86 million representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes. The difference represents the debt discount that is amortized to interest expense over the term of the notes. The equity component is not remeasured as long as it continues to qualify for equity classification.
Other Outstanding Unsecured Senior Notes
The following represents a summary of our other unsecured senior notes' maturity and interest payable due dates:

Debt Instrument	Maturity	Interest Payable (until maturity)
5.75% 2025 Senior Notes	March 1, 2025	March 1 and September 1
5.875% 2027 Senior Notes	June 1, 2027	June 1 and December 1
6.25% 2040 Senior Notes	October 1, 2040	April 1 and October 1
The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. There are no subsidiary guarantees of the interest and principal amounts for the 6.25% 2040 Senior Notes. The 5.75% 2025 Senior Notes and 5.875% 2027 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 5.75% 2025 Senior Notes and 5.875% 2027 Senior Notes.
We may redeem the 5.75% 2025 Senior Notes, in whole or in part, on or after March 1, 2020, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
We may redeem the 5.875% 2027 Senior Notes, in whole or in part, on or after June 1, 2022, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, and prior to June 1, 2022, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. We may also redeem up to 35% of the aggregate principal amount of the 5.875% 2027 Senior Notes on or prior to June 1, 2022 at a redemption price equal to 105.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings.
The 6.25% 2040 Senior Notes may be redeemed any time at our option upon not less than 30, nor more than 60, days' prior notice is sent to the holders. The 6.25% 2040 Senior Notes are redeemable at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed, discounted to the redemption date on a semi-annual basis at the treasury rate plus 40 basis points, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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
ABL Facility
On March 13, 2020, in connection with the AK Steel Merger, we entered into a new ABL Facility with various financial institutions to replace and refinance Cliffs’ Former ABL Facility and AK Steel Corporation’s former revolving credit facility. The ABL Facility will mature upon the earlier of March 13, 2025 or 91 days prior to the maturity of certain other material debt and provided for up to $2 billion in borrowings, including a $555 million sublimit for the issuance of letters of credit and a $125 million sublimit for swingline loans. Availability under the ABL Facility is limited to an eligible borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
On March 27, 2020, the ABL Facility was amended, by and among Cliffs, the lenders and the administrative agent. The amendment modified the ABL Facility to, among other things, provide for a new FILO tranche B of commitments in the aggregate amount of $150 million by exchanging existing commitments under the ABL Facility. The total commitments under the ABL Facility after giving effect to the amendment remained at $2 billion. The terms and conditions (other than the pricing) that apply to the FILO tranche are substantially the same as the terms and conditions that apply to the tranche A facility of the ABL Facility immediately prior to the amendment.
On December 9, 2020, we entered into the ABL Amendment with various financial institutions. The ABL Amendment modified the ABL Facility to, among other things, increase the amount of tranche A revolver commitments available thereunder by an additional $1.5 billion and increase certain dollar baskets related to certain negative covenants that apply to the ABL Facility. After giving effect to the ABL Amendment, the aggregate principal amount of tranche A revolver commitments under the ABL Facility is $3.35 billion and the aggregate principal amount of FILO tranche B revolver commitments under the ABL Facility remains at $150 million.
The ABL Facility and certain bank products and hedge obligations are guaranteed by certain of our existing wholly owned U.S. subsidiaries and are required to be guaranteed by certain of our future U.S. subsidiaries. Amounts outstanding under the ABL Facility are secured by (i) a first-priority security interest in the accounts receivable and other rights to payment, inventory, as-extracted collateral, certain investment property, deposit accounts, securities accounts, certain general intangibles and commercial tort claims, certain mobile equipment, commodities accounts and other related assets of ours, the other borrowers and the guarantors, and proceeds and products of each of the foregoing (collectively, the “ABL Collateral”) and (ii) a second-priority security interest in substantially all of our assets and the assets of the other borrowers and the guarantors other than the ABL Collateral.
Borrowings under the ABL Facility bear interest, at our option, at a base rate or, if certain conditions are met, a LIBOR rate, in each case plus an applicable margin. We may amend our ABL Facility to replace the LIBOR rate with one or more secured overnight financing based rates or an alternative benchmark rate, giving consideration to any evolving or then-existing convention for similar dollar denominated syndicated credit facilities for such alternative benchmarks.
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

As of December 31, 2020 and 2019, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
December 31, 2020
Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,510)
Letter of credit obligations[2]	(247)
Borrowing capacity available	$1,743

1 As of December 31, 2020, the ABL Facility has a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, insurance, operating agreements, IRBs and environmental obligations.

Other Financing Arrangements
Industrial Revenue Bonds
AK Steel Corporation had outstanding $66 million aggregate principal amount of fixed-rate, tax-exempt IRBs as of December 31, 2020. The weighted-average fixed rate of these IRBs is 6.86%. These IRBs are unsecured senior debt obligations that are equal in ranking with AK Steel Corporation's senior notes and AK Steel Corporation's guarantees of Cliffs' unsubordinated indebtedness. These IRBs are effectively subordinated to AK Steel Corporation’s guarantees of Cliffs’ secured indebtedness to the extent of the value of AK Steel Corporation’s assets securing such guarantees. In addition, AK Steel Corporation had outstanding $26 million aggregate principal amount of variable-rate IRBs as of December 31, 2020 that are backed by a letter of credit. These IRBs contain certain customary covenants; however, there are no financial covenants.
EDC Revolving Facility
On November 9, 2020, our Canadian subsidiaries Fleetwood Metal Industries Inc. and The Electromac Group Inc. entered into a new revolving facility with Export Development Canada. The EDC Revolving Facility enables our Tooling and Stamping business to finance the purchase of tooling and related equipment to manufacture and process long lead-time parts for our automotive customers. The EDC Revolving Facility provides for up to $40 million in borrowings and expires in November 2022. Borrowings under the EDC Revolving Facility bear interest at a LIBOR rate plus a base rate. The EDC Revolving Facility is secured by the assets of Fleetwood Metal Industries Inc. and The Electromac Group Inc. and fully guaranteed by Cliffs. As of December 31, 2020, we had outstanding borrowings on the EDC Revolving Facility of $18 million.
Debt Extinguishment - 2020
During the year ended December 31, 2020, we used the net proceeds from the offering of the additional 9.875% 2025 Senior Secured Notes to repurchase $736 million aggregate principal amount of our outstanding senior notes of various series, which resulted in a net debt reduction of $181 million. We also repurchased an additional $35 million aggregate principal amount of our outstanding senior notes of various series and we redeemed $7 million aggregate principal amount of our outstanding 2020 IRBs, with cash on hand.
Additionally, in connection with the AK Steel Merger, we purchased $364 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $311 million aggregate principal amount of 7.50% 2023 AK Senior Notes upon early settlement of tender offers made by Cliffs. The net proceeds from the offering of 6.75% 2026 Senior Secured Notes, along with a portion of the ABL Facility borrowings, were used to fund such purchases. As the 7.625% 2021 AK Senior Notes and 7.50% 2023 AK Senior Notes were recorded at fair value just prior to being purchased, there was no gain or loss on extinguishment. Additionally, in connection with the final settlement of the tender offers, we purchased $9 million aggregate principal amount of the 7.625% 2021 AK Senior Notes and $56 million aggregate principal amount of the 7.50% 2023 AK Senior Notes with cash on hand.

The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Year Ended December 31, 2020
	Debt Extinguished	Gain (Loss) on Extinguishment
7.625% 2021 AK Senior Notes	$373	$—
7.50% 2023 AK Senior Notes	367	3
4.875% 2024 Senior Secured Notes	6	1
6.375% 2025 Senior Notes	168	21
1.50% 2025 Convertible Senior Notes	20	1
5.75% 2025 Senior Notes	77	16
7.00% 2027 Senior Notes	262	27
5.875% 2027 Senior Notes	195	49
6.25% 2040 Senior Notes	36	13
6.375% 2025 AK Senior Notes	9	(1)
Total	$1,513	$130
Subsequent to the year ended December 31, 2020, we consummated an underwritten public offering of our common shares and a private offering of new senior unsecured notes. We intend to use the net proceeds to us from the underwritten public offering of our common shares, plus cash on hand, to redeem up to approximately $334 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. We intend to use any remaining net proceeds from the underwritten public offering of our common shares following such redemption to reduce borrowings under our ABL Facility. We intend to use the net proceeds from the private notes offering to redeem all of our outstanding 4.875% 2024 Senior Secured Notes, 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes, 6.375% 2025 Senior Notes and 6.375% 2025 AK Senior Notes, and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility. Refer to NOTE 22 - SUBSEQUENT EVENTS for further information regarding the offerings consummated subsequent to the year ended December 31, 2020.
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
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Year Ended December 31, 2019
	Debt Extinguished	(Loss) on Extinguishment
4.875% 2021 Senior Notes	$124	$(5)
5.75% 2025 Senior Notes	600	(13)
Total	$724	$(18)

Debt Extinguishment - 2018
During the year ended December 31, 2018, we redeemed in full all of our outstanding 5.90% 2020 Senior Notes and 4.80% 2020 Senior Notes with cash on hand. Additionally, we purchased certain of our 4.875% 2021 Senior Notes and 5.75% 2025 Senior Notes.
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Year Ended December 31, 2018
	Debt Extinguished	(Loss) on Extinguishment
5.90% 2020 Senior Notes	$89	$(3)
4.80% 2020 Senior Notes	122	(4)
4.875% 2021 Senior Notes	14	—
5.75% 2025 Senior Notes	2	—
Total	$227	$(7)
Debt Maturities
The following represents a summary of our debt instrument maturities based on the principal amounts outstanding at December 31, 2020:

(In Millions)
Maturities of Debt
2021	$34
2022	—
2023	13
2024	457
2025	1,740
Thereafter	3,351
Total maturities of debt	$5,595
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
There were no significant assets or liabilities measured at fair value as of December 31, 2020. The following represents the assets and liabilities measured at fair value as of December 31, 2019:

	(In Millions)
	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents - Commercial paper	$—	$188	$—	$188
Other current assets:
Customer supply agreement	—	—	45	45
Total	$—	$188	$45	$233

The valuation of financial assets classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets, or other inputs that were observable.
Our supply agreement with ArcelorMittal USA contained provisions for supplemental revenue or refunds based on the HRC price in the year the iron ore product was consumed in ArcelorMittal USA’s blast furnaces. We accounted for these provisions as derivative instruments at the time of sale and adjusted the derivative instruments to fair value through Revenues each reporting period until the product was consumed and the amounts were settled. These instruments were classified as Level 3 assets. Upon the completion of the AM USA Transaction, the outstanding derivatives were settled as part of acquisition accounting.
The following tables represent a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	(In Millions)
	Level 3 Assets
	2020	2019
Beginning balance - January 1	$45	$89
Total gains included in earnings	122	79
Settlements	(27)	(123)
Settlement of pre-existing relationship	(140)	—
Ending balance - December 31	$—	$45
Total gains for the period included in earnings attributable to the change in unrealized gains on assets still held at the reporting date	$—	$45
The carrying values of certain financial instruments (e.g. Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		December 31, 2020		December 31, 2019
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,802	$4,446	$2,114	$2,237
IRBs due 2024 to 2028	Level 1	94	91	—	—
EDC Revolving Facility - outstanding balance	Level 2	18	18	—	—
ABL Facility - outstanding balance	Level 2	1,510	1,510	—	—
Total		$5,424	$6,065	$2,114	$2,237
The fair value of both current and long-term debt was determined using quoted market prices.
NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
As a result of the acquisitions of AK Steel and ArcelorMittal USA, we assumed the obligations under their defined benefit pension plans, OPEB plans, defined contribution plans and commitments to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. The AK Steel defined benefit pension plans and OPEB plans acquired amounted to a benefit obligation, net of assets of $949 million based on a March 13, 2020 measurement. The ArcelorMittal USA defined benefit pension plans and OPEB plans acquired amounted to a benefit obligation, net of assets of $3,294 million based on a December 9, 2020 measurement.
Defined Benefit Pension Plans
The defined benefit pension plans are largely noncontributory and limited in participation. Most plans are closed to new participants with only the legacy iron ore hourly and salaried plans still open. The pension benefit calculations vary by plan, but are generally based on employee's years of service and compensation or a fixed rate and years of service. Certain salaried plans calculate benefits using a cash balance formula, which earns interest credits and allocations based on a percent of pay.
OPEB Plans
We offer postretirement health care and life insurance benefits to retirees through various plans. The vast majority of our plans are closed to new participants. In lieu of retiree medical coverage, many union-represented employees receive a 401(k) contribution per hour worked to a restricted Retiree Health Care Account. Cost sharing features between the employer and retiree vary by plan and several plans include employer caps. Retiree healthcare coverage is provided through programs administered by insurance companies whose charges are based on benefits paid. Certain labor agreements require the funding of VEBAs, which, depending on funding levels, may be used to reimburse the employer for paid benefits.

Obligations and Funded Status
The following tables and information provide additional disclosures:

	(In Millions)
	Pension Benefits		OPEB
Change in benefit obligations:	2020	2019	2020	2019
Benefit obligations — beginning of year	$1,021	$906	$255	$242
Service cost	23	17	8	2
Interest cost	64	35	19	10
Actuarial loss	162	112	14	19
Benefits paid	(146)	(62)	(89)	(26)
Participant contributions	—	—	22	6
Acquired through business combinations	5,535	—	3,528	—
Effect of settlement	(94)	—	—	—
Other	—	13	—	2
Benefit obligations — end of year	$6,565	$1,021	$3,757	$255

Change in plan assets:
Fair value of plan assets — beginning of year	$749	$687	$260	$240
Actual return on plan assets	472	98	45	35
Participant contributions	—	—	17	1
Employer contributions	50	16	30	3
Benefits paid	(146)	(62)	(88)	(19)
Acquired through business combinations	4,301	—	519	—
Effect of settlement	(94)	—	—	—
Other	—	10	—	—
Fair value of plan assets — end of year	$5,332	$749	$783	$260
Funded status	$(1,233)	$(272)	$(2,974)	$5

Amounts recognized in Statements of Financial Position:
Non-current assets	$3	$—	$54	$49
Current liabilities	(12)	—	(139)	(4)
Non-current liabilities	(1,224)	(272)	(2,889)	(40)
Total amount recognized	$(1,233)	$(272)	$(2,974)	$5

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$164	$382	$56	$73
Prior service cost (credit)	6	7	(6)	(8)
Net amount recognized	$170	$389	$50	$65
The accumulated benefit obligation for all defined benefit pension plans was $6,537 million and $1,010 million at December 31, 2020 and 2019, respectively.

Components of Net Periodic Benefit Cost (Credit)

	(In Millions)
	Pension Benefits			OPEB
	2020	2019	2018	2020	2019	2018
Service cost	$23	$17	$19	$8	$2	$2
Interest cost	64	35	30	19	10	8
Expected return on plan assets	(140)	(55)	(60)	(20)	(17)	(18)
Amortization:
Net actuarial loss	27	24	21	3	5	5
Prior service costs (credits)	1	1	2	(2)	(2)	(3)
Settlements	(6)	—	1	—	—	—
Net periodic benefit cost (credit)	$(31)	$22	$13	$8	$(2)	$(6)
For 2021, we estimate net periodic benefit cost (credit) as follows:

(In Millions)
Defined benefit pension plans	$(168)
OPEB plans	86
Total	$(82)
Components of Accumulated Other Comprehensive Loss (Income)
The following includes details on the significant actuarial losses (gains) impacting the benefit obligation:

	(In Millions)
	Pension Benefits		OPEB
	2020	2019	2020	2019
Discount rates	$181	$106	$44	$26
Demographic (gains) losses	(3)	12	(11)	4
Mortality	(16)	(6)	(4)	(4)
Per capita claims	—	—	(10)	(9)
Other	—	—	(5)	3
Actuarial loss on benefit obligation	162	112	14	20
Actual returns on assets over expected	(332)	(44)	(26)	(18)
Amortization of net actuarial loss	(27)	(24)	(3)	(5)
Amortization of prior service credits (costs)	(1)	(1)	2	2
Settlements	6	—	—	—
Other	(27)	7	(2)	(5)
Total recognized in accumulated other comprehensive loss (income)	$(219)	$50	$(15)	$(6)

Contributions
Annual contributions to the pension plans are made within income tax deductibility restrictions in accordance with statutory regulations. OPEB plans are not subject to minimum regulatory funding requirements, but rather amounts are contributed pursuant to bargaining agreements.

	(In Millions)
	Pension Benefits	Other Benefits
Company Contributions (Reimbursements)		VEBA	Direct Payments	Total
2019	$16	$—	$4	$4
2020	50	—	25	25
2021 (Expected)[1]	202	(16)	144	128

[1] Pursuant to the applicable bargaining agreements, benefits can be paid from certain VEBAs that are at least 70% funded (all VEBAs are over 70% funded at December 31, 2020). Certain agreements with plans holding VEBA assets have capped healthcare costs. For the ArcelorMittal USA VEBA, depending on funding levels and/or Company profits, we may withdraw money from the VEBA plans to the extent funds are available for costs in excess of the cap. The 2021 expected pension contributions include $118 million in deferred 2020 pension contributions in connection with the CARES Act that were paid on January 4, 2021.

Estimated Future Benefit Payments

	(In Millions)
	Pension Benefits	OPEB
2021	$486	$191
2022	462	185
2023	480	180
2024	455	178
2025	433	176
2026-2030	1,983	884
Assumptions
The discount rates used to measure plan liabilities as of the December 31 measurement date are determined individually for each plan. The discount rates are determined by matching the projected cash flows used to determine the plan liabilities to a projected yield curve of high-quality corporate bonds available at the measurement date. Discount rates for expense are calculated using the granular approach for each plan.
Depending on the plan, we use either company-specific base mortality tables or tables issued by the Society of Actuaries. We adopted the Pri-2012 mortality tables from the Society of Actuaries in 2019. On December 31, 2020, the assumed mortality improvement projection was updated from generational scale MP-2019 to generational scale MP-2020 for the Pri-2012 mortality tables.
The following represents weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		OPEB
	December 31,		December 31,
	2020	2019	2020	2019
Discount rate	2.34%	3.27%	2.71%	3.28%
Interest crediting rate	5.25	6.00	N/A	N/A
Compensation rate increase	2.56	2.53	3.00	3.00

The following represents weighted-average assumptions used to determine net benefit cost:

	Pension Benefits			OPEB
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Obligation discount rate	3.02%	4.27%	3.58%	3.28%	4.29%	3.60%
Service cost discount rate	3.34	4.35	3.64	3.35	4.49	3.73
Interest cost discount rate	2.53	3.92	3.16	2.51	3.94	3.11

Interest crediting rate	5.50	6.00	6.00	N/A	N/A	N/A
Expected return on plan assets	7.69	8.25	8.25	6.82	7.00	7.00
Compensation rate increase	2.56	2.53	2.49	3.00	3.00	3.00
The following represents assumed weighted-average health care cost trend rates:

	December 31,
	2020	2019
Health care cost trend rate assumed for next year	6.05%	6.50%
Ultimate health care cost trend rate	4.59	5.00
Year that the ultimate rate is reached	2031	2026
Plan Assets
Our financial objectives with respect to our pension and VEBA assets are to fully fund the actuarial accrued liability for each of the plans, to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis.
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
The asset allocation strategy varies by plan. The following table reflects the actual asset allocations for pension and VEBA assets as of December 31, 2020 and 2019, as well as the 2021 weighted average target asset allocations. Equity investments include securities in large-cap, mid-cap and small-cap companies located in the U.S. and worldwide. Fixed income investments primarily include corporate bonds and government debt securities.

	Pension Assets			VEBA Assets
Asset Category	2021 Target Allocation	Percentage of Plan Assets at December 31,		2021 Target Allocation	Percentage of Plan Assets at December 31,
		2020	2019		2020	2019
Equity securities	41.3%	51.8%	44.0%	20.3%	22.2%	7.2%
Fixed income	39.7	33.8	27.6	69.6	66.4	79.8
Hedge funds	5.0	2.2	5.4	1.1	1.8	4.8
Private equity	2.2	2.1	6.6	1.4	0.4	0.7
Structured credit	5.2	5.0	7.0	1.0	0.9	2.1
Real estate	5.2	3.3	9.4	1.1	1.8	5.4
Absolute return fixed income	1.4	1.8	—	5.5	6.5	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
As a practical expedient, in accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share have not been classified in the fair value hierarchy below. NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by its number of shares outstanding.
The fair value of our pension assets by asset category is as follows:

	(In Millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Investments Measured at Net Asset Value		Total
Asset Category	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Equity securities:
U.S. equities	$1,163	$169	$—	$—	$—	$—	$787	$—	$1,950	$169
Global equities	615	161	—	—	—	—	195	—	810	161
Fixed income:
U.S. government securities[1]	141	11	295	22	—	—	40	—	476	33
U.S. corporate bonds	512	174	466	—	—	—	303	—	1,281	174
Non U.S. and other bonds	—	—	46	—	—	—	—	—	46	—
Hedge funds	—	—	—	—	118	40	—	—	118	40
Private equity	—	—	—	—	114	50	—	—	114	50
Structured credit	—	—	—	—	264	52	—	—	264	52
Real estate	—	—	—	—	174	70	—	—	174	70
Absolute return fixed income	—	—	—	—	—	—	99	—	99	—
Total	$2,431	$515	$807	$22	$670	$212	$1,424	$—	$5,332	$749

[1] Includes cash equivalents.

Assets for OPEB plans include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The fair value of our other benefit plan assets by asset category is as follows:

	(In Millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Investments Measured at Net Asset Value		Total
Asset Category	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Equity securities:
U.S. equities	$26	$12	$—	$—	$—	$—	$93	$—	$119	$12
Global equities	6	7	—	—	—	—	49	—	55	7
Fixed income:
U.S. government securities[1]	62	—	94	—	—	—	—	—	156	—
U.S. corporate bonds	237	166	127	41	—	—	—	—	364	207
Hedge funds	—	—	—	—	14	12	—	—	14	12
Private equity	—	—	—	—	3	2	—	—	3	2
Structured credit	—	—	—	—	7	6	—	—	7	6
Real estate	—	—	—	—	14	14	—	—	14	14
Absolute return fixed income	—	—	—	—	—	—	51	—	51	—
Total	$331	$185	$221	$41	$38	$34	$193	$—	$783	$260
[1] Includes cash equivalents.
The following represents the fair value measurements of changes in plan assets using significant unobservable inputs (Level 3):

	(In Millions)
	Pension Assets		VEBA Assets
	2020	2019	2020	2019
Beginning balance — January 1	$212	$229	$34	$36
Actual return on plan assets:
Relating to assets still held at the reporting date	8	(1)	2	1
Relating to assets sold during the period	6	30	1	—
Purchases	195	17	—	—
Sales	(13)	(60)	(1)	(3)
Acquired through business combinations	262	—	2	—
Other	—	(3)	—	—
Ending balance — December 31	$670	$212	$38	$34
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
Fixed Income
Fixed income securities classified as Level 1 investments include bonds, government debt securities and cash equivalents. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets. Also included in fixed income is a portfolio of U.S. Treasury STRIPS, which are zero-coupon bearing fixed income securities backed by the full faith and credit of the U.S. government. The securities sell at a discount to par because there are no incremental coupon payments. STRIPS are not issued directly by the Treasury, but rather are created by a financial institution, government securities broker or government securities dealer. Liquidity on the issue varies depending on various market conditions; however, in general, the STRIPS market is slightly less liquid than that of the U.S. Treasury Bond market. The STRIPS are priced daily through a bond pricing vendor and are classified as Level 2.
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
Investment commitments are made in private equity funds based on an asset allocation strategy, and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2020, remaining commitments total $86 million for our pension and OPEB plans. Committed amounts are funded from plan assets when capital calls are made. Investment commitments are not pre-funded in reserve accounts.
Private equity investments are valued quarterly and recorded on a one-quarter lag. For private equity investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date. Capital distributions for the funds do not occur on a regular frequency. Liquidation of these investments would require sale of the partnership interest.
Structured Credit
Structured credit funds provide flexibility and access to both complex and illiquid premiums by investing across global, public and private residential, commercial, corporate and specialty credit markets that are priced based on valuations provided by independent, third-party pricing agents, if available. Such values generally reflect the last reported sales price if the security is actively traded. The third-party pricing agents may also value structured credit investments at an evaluated bid price by employing methodologies that utilize actual market transactions, broker-supplied valuations or other methodologies designed to identify the market value of such securities.
Structured credit investments are valued monthly and certain funds have an initial lock-up period and withdrawal restrictions on a semi-annual and quarterly basis. For structured credit investment values reported on a lag, current market information is reviewed for any material changes in values at the reporting date.
Real Estate
The real estate portfolio for the pension plans is an alternative investment comprised of funds with strategic categories of real estate investments. All real estate holdings are appraised externally at least annually, and appraisals are conducted by reputable, independent appraisal firms that are members of the Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. The property valuations and assumptions about each property are reviewed quarterly by the investment manager and values are adjusted if there has been a significant change in circumstances relating to the property since the last external appraisal. The fair values of the funds are updated on either a monthly or quarterly basis. Redemption requests are considered on a quarterly basis, subject to notice requirements.
The real estate fund of funds investment for the Empire-Tilden, Hibbing and United Taconite VEBA plans invests in pooled investment vehicles that, in turn, invest in commercial real estate properties. Valuations are performed quarterly and financial statements are prepared on a semi-annual basis, with annual audited statements.

Asset values for this fund are reported with a one-quarter lag, and current market information is reviewed for any material changes in values at the reporting date. Withdrawals are permitted on the last business day of each quarter subject to a 95-day prior written notice.
Absolute Return Fixed Income
Absolute return fixed income investments consist of a global fixed income fund with the investment objective of generating positive absolute returns over a full market cycle. The fund's investments in securities, forward exchange contracts and futures contracts are reported at fair value on a recurring monthly basis. The fund's trustee values securities based upon independent pricing sources and futures contracts are valued at closing settled prices. Redemptions of the fund at NAV are permitted monthly under most circumstances.
Defined Contribution Plans
Most employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other Company contributions based on our financial results. Company contributions to these plans are expensed as incurred. Total expense from these plans was $22 million, $3 million and $3 million in 2020, 2019 and 2018, respectively.
Multiemployer Plans
We contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. The following risks of participating in these multiemployer plans differ from single employer pension plans:
•Employer contributions to a multiemployer plan may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to a multiemployer plan, the remaining participating employers may need to assume the unfunded obligations of the plan.
•If the multiemployer plan becomes significantly underfunded or is unable to pay its benefits, we may be required to contribute additional amounts in excess of the rate required by the collective bargaining agreements.
•If we choose to stop participating in a multiemployer plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
We are a party to five collective bargaining agreements at our Ashland Works, Mansfield Works, United Taconite, Tubular Components and the majority of our ArcelorMittal USA locations that require contributions to the Steelworkers Pension Trust.
We are a party to three collective bargaining agreements at Butler Works, Middletown Works and Zanesville Works that require contributions to the International Association of Machinists and Aerospace Workers ("IAM") National Pension Fund's National Pension Plan. The plan voluntarily elected to place itself in the "Red Zone" in April 2019 and has implemented a rehabilitation plan. Additional contributions will be required as part of the rehabilitation plan until the plan exits the critical status.

Information with respect to multiemployer plans in which we participate follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2020	2019		2020	2019	2018
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$14	$4	$4	No	1/22/2021 to 10/1/2022
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Red	Green	Yes	16	—	—	Yes	5/31/2022 to 5/15/2023
American Maritime Officers Plan	13-1936709/001	Green	Green	No	—	—	—	No	7/31/2021
Total					$30	$4	$4
(a) The most recent Pension Protection Act zone status available in 2020 and 2019 is for each plan's year-end at December 31, 2019 and 2018. The plan's actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.
(b) The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented, as defined by ERISA.
(c) The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.
Prior to the Acquisitions, AK Steel and ArcelorMittal USA made up over 30% of the contributions to the Steelworkers Pension Trust in the last three years. Only two other employers contributed more than 5% during this period. As of December 31, 2019 (the last date for which we have information), the Steelworkers Pension Trust had a total actuarial liability of $5,748 million and assets with a market value of $5,372 million, for a funded ratio of about 93%.
NOTE 11 - STOCK COMPENSATION PLANS
At December 31, 2020, we had outstanding awards under two share-based compensation plans: the A&R 2015 Equity Plan and the 2012 Amended Equity Plan. On March 13, 2020, the maximum number of shares that may be issued under the A&R 2015 Equity Plan increased by 5.7 million common shares in relation to the outstanding AK Steel stock-based incentive awards that we converted at a 0.400 rate of exchange. The converted stock-based incentive awards include 2.0 million stock options, 1.0 million long-term performance plan awards, 0.5 million performance shares, 0.2 million restricted stock awards and 0.3 million restricted stock units. As of December 31, 2020, there were 4.9 million remaining shares available for grant under the A&R 2015 Equity Plan. No additional grants were issued from the 2012 Amended Equity Plan after the date of approval of the A&R 2015 Equity Plan; however, all awards previously granted under the 2012 Amended Equity Plan will continue in accordance with the terms of the outstanding awards.

Stock-Based Compensation Expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

	(In Millions, except per share amounts)
	Year Ended December 31,
	2020	2019	2018
Cost of goods sold	$(2)	$(2)	$(2)
Selling, general and administrative expenses	(13)	(16)	(13)
Acquisition-related costs	(2)	—	—
Stock based compensation expense	(17)	(18)	(15)
Income tax benefit[1]	4	4	—
Stock based compensation expense, net of tax	$(13)	$(14)	$(15)

Decrease in basic earnings per common share	$(0.03)	$(0.05)	$(0.05)
Decrease in diluted earnings per common share	$(0.03)	$(0.05)	$(0.05)

1 No income tax benefit in 2018 due to the full valuation allowance.
The total compensation cost related to outstanding awards not yet recognized is $14 million at December 31, 2020. This expense is expected to be recognized over the remaining weighted-average period of approximately 1.7 years.
Performance Shares
The following table summarizes the performance award activity:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,935,878	$15.58	1,424,723	$14.46	1,848,312	$13.42
Granted	2,510,853	5.49	572,104	18.31	675,599	11.93
Distributed	(1,938,786)	12.23	—	—	(489,953)	10.89
Performance adjustment	549,154	15.63	—	—	(560,720)	10.69
Forfeited/canceled	(604,873)	5.70	(60,949)	15.12	(48,515)	19.33
Outstanding at end of year	2,452,226	$10.34	1,935,878	$15.58	1,424,723	$14.46
The 2.5 million awards granted in 2020 include 1.0 million long-term performance plan awards and 0.5 million performance shares relating to the AK Steel replacement awards. As of December 31, 2020, 0.3 million long-term performance plan awards and 0.1 million performance shares were outstanding as a result of qualifying termination events that triggered accelerated performance share payouts and prorated long-term performance plan awards payouts at target. The long-term performance plan awards are based on a three-year Adjusted EBITDA metric. The weighted average grant date fair value for the converted performance awards was $4.59 per share.
The outstanding performance shares vest over a period of three years and are intended to be paid out in common shares. Performance is measured on the basis of relative TSR for the period and measured against the constituents of the S&P Metals and Mining ETF Index. The number of shares actually earned at the end of the three-year period will vary, based on performance, from 0% to 200% of the number of performance shares granted.

Restricted Stock Units
The following table summarizes the restricted stock units activity:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2,147,183	$9.10	4,694,360	$4.18	4,403,112	$3.64
Granted	1,160,928	4.87	572,104	11.24	685,599	7.53
Distributed	(1,101,115)	8.58	(3,058,307)	1.95	(254,196)	3.30
Forfeited/canceled	(63,413)	7.31	(60,974)	9.31	(140,155)	5.17
Outstanding at end of year	2,143,583	$7.12	2,147,183	$9.10	4,694,360	$4.18
The 1.2 million restricted stock units granted in 2020 include 0.2 million restricted stock awards relating to AK Steel replacement awards. The restricted stock awards relating to AK Steel vest ratably on the first, second and third anniversaries of the grant. We valued the restricted stock awards and restricted stock units at $4.87 per share using the closing price of our common shares on March 13, 2020, the grant date.
All of the outstanding restricted stock units are subject to continued employment, are retention based, and are payable in common shares or cash in certain circumstances at a time determined by the Compensation Committee at its discretion. The restricted stock units that were granted in 2020, 2019 and 2018 cliff vest over three years on December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
Stock Options
The following table summarizes the stock option activity:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Excercise Price
Outstanding at beginning of year	563,230	$10.42	563,230	$10.42	599,870	$10.25
Granted	2,010,277	11.86	—	—	—	—
Exercised	(79,973)	7.01	—	—	(36,640)	7.70
Forfeited/canceled	(7,726)	41.04	—	—	—	—
Outstanding at end of year	2,485,808	$11.60	563,230	$10.42	563,230	$10.42

Exercisable at end of year	2,172,052	$11.86	563,230	$10.42	563,230	$10.42
Stock options granted to date generally vest over a period from one to three years with an expiration date at ten years from the date of grant. On March 13, 2020, we granted 2.0 million options as AK Steel replacement awards. The weighted average fair value of the converted options was $0.51 per share and was calculated using the Black-Scholes option-pricing model. Qualifying termination events resulted in vest date accelerations and reductions to the option expiration date from ten years to three years.
The total intrinsic value of options exercised in 2020 and 2018 were immaterial. For options outstanding at December 31, 2020, the weighted-average remaining contractual life was 3.2 years and the aggregate intrinsic value was $11 million. For options exercisable at December 31, 2020, the weighted-average remaining contractual life was 2.5 years and the aggregate intrinsic value was $9 million.

Nonemployee Directors
Our nonemployee directors are entitled to receive restricted share awards under the Directors’ Plan. For 2020, 2019 and 2018, nonemployee directors were granted a specified number of restricted shares, with a value equal to $100,000. The number of shares is based on the closing price of our common shares on the date of the Annual Meeting. The restricted share awards issued under the Directors' Plan generally vest 12 months from the grant date. The awards are subject to any deferral election and the terms of the Directors’ Plan and an award agreement.
On March 13, 2020, 0.3 million restricted stock units previously awarded to the members of the AK Steel board of directors were distributed per the terms of the AK Steel Merger Agreement.
For the last three years, grants of restricted and/or deferred shares have been awarded to elected or re-elected nonemployee directors as follows:

Year of Grant	Restricted Shares	Deferred Shares
2020	253,809	54,794
2019	86,477	23,659
2018	92,718	17,170
NOTE 12 - INCOME TAXES
Income (loss) from continuing operations before income taxes includes the following components:

	(In Millions)
	2020	2019	2018
United States	$(201)	$313	$565
Foreign	8	—	—
	$(193)	$313	$565
The components of the income tax provision (benefit) on continuing operations consist of the following:

	(In Millions)
	2020	2019	2018
Current provision (benefit):
United States federal	$(2)	$(1)	$(1)
United States state & local	—	—	—
Foreign	(1)	—	1
	(3)	(1)	—
Deferred provision (benefit):
United States federal	(95)	19	(475)
United States state & local	(11)	—	—
Foreign	(2)	—	—
Total income tax provision (benefit) from continuing operations	$(111)	$18	$(475)

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

	(In Millions)
	2020		2019		2018
Tax at U.S. statutory rate	$(41)	21%	$66	21%	$119	21%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(42)	22	(49)	(16)	(55)	(10)
Non-taxable income related to noncontrolling interests	(9)	4	—	—	—	—
Luxembourg legal entity reduction	—	—	846	271	162	29
Valuation allowance release:
Current year activity	—	—	—	—	(80)	(14)
Release of U.S. valuation allowance	—	—	—	—	(461)	(81)
Luxembourg legal entity reduction	—	—	(846)	(271)	(162)	(29)
State taxes, net	(11)	6	—	—	—	—
Other items, net	(8)	4	1	1	2	—
Provision for income tax expense (benefit) and effective income tax rate including discrete items	$(111)	57%	$18	6%	$(475)	(84)%
The increase in income tax benefit from 2019 to 2020 is directly correlated to the increase in pre-tax book loss from the prior period for both federal and state income tax purposes. The other primary driver of the increase in income tax benefit is related to income of noncontrolling interests for which no tax is recognized.
The increase in income tax expense from 2018 to 2019 is primarily due to release of the valuation allowance in the U.S. of $461 million in 2018, which did not recur in 2019. The Luxembourg legal entity reduction relates to initiatives resulting in the dissolution of certain entities and settlement of related financial instruments in the years ended December 31, 2019 and 2018. These 2019 and 2018 NOL deferred tax asset reductions resulted in tax expense of $846 million and $162 million, respectively, which were fully offset by decreases in the respective valuation allowance.
The components of income taxes for other than continuing operations consisted of the following:

	(In Millions)
	2020	2019	2018
Other comprehensive income:
Postretirement benefit liability	$(52)	$11	$4
Unrealized net loss on derivative financial instruments	(1)	—	1
Total	$(53)	$11	$5

Significant components of our deferred tax assets and liabilities are as follows:

	(In Millions)
	2020	2019
Deferred tax assets:
Operating loss and other carryforwards	$1,236	$795
Pension and OPEB liabilities	228	114
Property, plant and equipment and mineral rights	—	1
State and local	132	71
Other liabilities	190	70
Total deferred tax assets before valuation allowance	1,786	1,051
Deferred tax asset valuation allowance	(836)	(441)
Net deferred tax assets	950	610
Deferred tax liabilities:
Investment in partnerships	(144)	(137)
Property, plant and equipment and mineral rights	(246)	—
Other assets	(68)	(14)
Total deferred tax liabilities	(458)	(151)
Net deferred tax assets	$492	$459
We had gross domestic (including states) and foreign NOLs of $7,444 million and $1,592 million, respectively, at December 31, 2020. We had gross domestic and foreign NOLs of $3,459 million and $1,592 million, respectively, at December 31, 2019. The U.S. federal NOLs will begin to expire in 2034 and state NOLs will begin to expire in 2021. The foreign NOLs can be carried forward indefinitely. We had foreign tax credit carryforwards of $6 million at December 31, 2019, which expired in 2020. We had gross interest expense limitation carryforwards of $80 million and $55 million for the years ended December 31, 2020 and 2019, respectively. This interest expense can be carried forward indefinitely.
The changes in the valuation allowance are presented below:

	(In Millions)
	2020	2019	2018
Balance at beginning of year	$441	$1,287	$1,983
Change in valuation allowance:
Included in income tax expense (benefit)	(3)	(846)	(691)
Change in deferred assets in other comprehensive income	—	—	(5)
Increase from acquisitions	398	—	—
Balance at end of year	$836	$441	$1,287
During 2020, we recorded a $398 million valuation allowance through opening balance sheet adjustments to reflect the portion of federal and state NOLs that are limited under Section 382 of the IRC acquired through the AK Steel Merger.
During 2019, a legal entity reduction initiative was completed in Luxembourg resulting in the dissolution of certain entities and settlement of related financial instruments, triggering the utilization of $1.3 billion of NOL deferred tax asset and reversal of the intercompany notes deferred tax liability of $447 million. In addition, prior year adjustments in Luxembourg and a statutory rate reduction from 26.01% to 24.94% resulted in a net increase to the operating loss carryforward deferred tax asset of $46 million. The total net deferred tax reduction resulted in an expense of $846 million which was fully offset by a decrease in the valuation allowance. During 2018, a similar legal entity reduction initiative was completed resulting in the dissolution of certain Luxembourg entities which resulted in a decrease in the NOL deferred tax asset of $162 million which was fully offset by a decrease in valuation allowance. We continue to maintain a full valuation allowance against the remaining Luxembourg net deferred tax assets of $397 million at December 31, 2020 and 2019. Our losses in Luxembourg in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in that jurisdiction. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, until sufficient positive evidence exists to support the realization of such assets.
We recorded a $696 million net decrease in the valuation allowance in the year ended December 31, 2018. As of December 31, 2018, our U.S. operations emerged from a three-year cumulative loss position. As the significant negative evidence of cumulative losses had been eliminated, we undertook an evaluation of the continuing need for a valuation allowance on the U.S. deferred tax assets, the majority of which related to the U.S. tax NOLs.
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
We also considered that future realization of the deferred tax assets depends on the existence of sufficient taxable income of the appropriate character during the carryforward period. In considering sources of taxable income, we identified that a portion of the deferred tax assets would be utilized by existing taxable temporary differences reversing in the same periods as existing deductible temporary differences. In addition, we determined that carryback opportunities and tax planning strategies do not exist as potential sources of future taxable income. Lastly, forecasting future taxable income was considered, but was challenging in a cyclical industry such as ours as it relies heavily on the accuracy of key assumptions, particularly about key pricing benchmarks.
Because historical information is verifiable and more objective than forecast information and due to the cyclicality of the industry, we developed an estimate of future income based on our historical earnings through the most recent industry cycle. We adjusted historical earnings for certain non-recurring items as well as to reflect the current corporate structure by eliminating the impact of discontinued operations and extinguished debt (“core earnings”). Additionally, we adjusted core earnings to reflect the impact of the recently revised IRC Section 163(j) interest expense deduction limitation as well as permanent tax adjustments. The IRC Section 163(j) limitation would limit our interest expense deduction, particularly in down years in the industry cycle, resulting in higher taxable income.
Based on the core earnings analysis, our average annual book taxable income through the business cycle was in excess of the estimated $10 million taxable income that would be required annually to fully utilize the deferred tax assets within the 19-year carryforward period. We ascribed significant weight in our assessment to the core earnings analysis and the resulting projection of taxable income through the industry cycle. Based on the weight of this positive evidence, and after considering the other available positive and negative evidence, we determined that it was appropriate to release all of the valuation allowance related to U.S. federal deferred tax assets at December 31, 2018 as it was more likely than not that the entire amount of the U.S. deferred tax asset would be realized before the end of the carryforward period. The income tax benefit recorded for the reversal of the valuation allowance against the U.S. deferred tax assets was $461 million for the year ended December 31, 2018.
We also have a valuation allowance recorded against certain state NOLs and foreign tax credits, which are expected to expire before utilization. At December 31, 2020 and 2019, we had a valuation allowance recorded against certain state NOLs of $98 million and $38 million, respectively. At December 31, 2019, we had a valuation allowance recorded against certain foreign tax credits of $6 million, which expired in 2020.
At December 31, 2020 and 2019, we had no cumulative undistributed earnings of foreign subsidiaries included in retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(In Millions)
	2020	2019	2018
Unrecognized tax benefits balance as of January 1	$29	$29	$33
Increase for tax positions in current year	7	—	4
Decrease for tax positions of prior year	(4)	—	—
Lapses in statutes of limitations	—	—	(8)
Increases from acquisitions	75	—	—
Unrecognized tax benefits balance as of December 31	$107	$29	$29
At December 31, 2020 and 2019, we had $107 million and $29 million, respectively, of unrecognized tax benefits recorded. Of this amount, $9 million was recorded in Other current liabilities for the year ended December 31, 2020. Additionally, $2 million and $4 million, were recorded in Other non-current liabilities for the years ended December 31, 2020 and 2019, respectively, and $96 million was recorded in Other non-current assets for both years in the Statements of Consolidated Financial Position. If the unrecognized tax benefits were recognized, the entire $11 million would impact the effective tax rate. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months. At December 31, 2020 and 2019, we had $1 million and $4 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits recorded in Other non-current liabilities in the Statements of Consolidated Financial Position.
Tax years 2016 and forward remain subject to examination for the U.S., and tax years 2008 and forward remain subject to examination for Canada.
NOTE 13 - LEASE OBLIGATIONS
Our operating leases consist primarily of leases for office space, iron ore vessels, rail cars, processing equipment and mining equipment. Our finance leases consist primarily of processing equipment and mining equipment. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment to pay our lease obligations. We determine the incremental borrowing rates for our leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to our credit rating. From time to time, we may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. We recognize leased assets and liabilities under these arrangements when we obtain control of the asset.
Lease costs are presented below:

	(In Millions)
	Year Ended December 31,
	2020	2019
Operating leases	$43	$4
Finance leases:
Amortization of lease cost	15	6
Interest on lease liabilities	4	2
Short-term leases	13	6
Total	$75	$18

Other information related to leases was as follows:

	(In Millions)
	Year Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating leases within cash flows from operating activities	$43	$4
Finance leases within cash flows from operating activities	$4	$2
Finance leases within cash flows from financing activities	$15	$6
Right-of-use assets obtained in exchange for new finance lease liabilities[1]	$44	$29
Weighted-average remaining lease term - operating leases (in years)	8	10
Weighted-average remaining lease term - finance leases (in years)	5	6
Weighted-average discount rate - operating leases	8%	8%
Weighted-average discount rate - finance leases	4%	5%
[1] Right-of-use assets obtained in the Acquisitions are not included in this figure.
Future minimum lease payments under noncancellable finance and operating leases as of December 31, 2020 were as follows:

	(In Millions)
	Finance Leases	Operating Leases
2021	$100	$70
2022	95	53
2023	78	46
2024	23	38
2025	22	34
Thereafter	76	122
Total future minimum lease payments	394	363
Less: imputed interest	59	99
Total lease payments	335	264
Less: current portion of lease liabilities	91	53
Long-term lease liabilities	$244	$211
The current and long-term portions of our finance lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively. The current and long-term portions of our operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively.
NOTE 14 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	December 31,
	2020	2019
Asset retirement obligations[1]	$342	$165
Less: current portion	7	2
Long-term asset retirement obligations	$335	$163

[1] Includes $190 million and $22 million related to our active operations as of December 31, 2020 and 2019, respectively.
The accrued closure obligation provides for contractual and legal obligations related to our indefinitely idled and closed operations and for the eventual closure of our active operations. We performed a detailed assessment of our asset retirement obligations related to our active operations most recently in 2020 in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. In 2020, we employed third-party specialists to assist in the evaluation.
Additionally, we have included in our asset retirement obligation $172 million for our integrated steel facilities and other operations acquired in the Acquisitions. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining mineral reserves and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. As the majority of our asset retirement obligations at our steelmaking operations have indeterminate settlement dates, asset retirement obligations have been recorded at present values using estimated ranges of the economic lives of the underlying assets.
The following is a roll-forward of our asset retirement obligation liability:

	(In Millions)
	2020	2019
Asset retirement obligation as of January 1	$165	$172
Increase from acquisitions	172	—
Accretion expense	14	10
Remediation payments	(9)	(1)
Revision in estimated cash flows	—	(16)
Asset retirement obligation as of December 31	$342	$165
The revision in estimated cash flows during the year ended December 31, 2019 for $16 million primarily relates to an extension of the life-of-mine plan for Tilden mine based on the economic reserve analysis performed during 2019.
NOTE 15 - DERIVATIVE INSTRUMENTS
Derivatives Not Designated as Hedging Instruments
Customer Supply Agreement
A supply agreement with ArcelorMittal USA provided us supplemental revenue or provided refunds to ArcelorMittal USA based on the HRC price at the time the iron ore product was consumed in its blast furnaces. The supplemental pricing is characterized as a freestanding derivative instrument and is required to be accounted for separately once control transfers to the customer. The derivative instrument, which is finalized based on a future price, is adjusted to fair value through Revenues each reporting period based upon current market data and forward-looking estimates provided by management until the pellets are consumed and the amounts are settled. Upon the completion of the AM USA Transaction, the outstanding derivatives were settled as part of acquisition accounting. Included within Revenues related to Topic 815 for the supplemental revenue portion of the supply agreement is derivative revenue of $122 million, $78 million and $426 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Refer to NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS for additional information.
NOTE 16 - CAPITAL STOCK
Acquisition of AK Steel
As more fully described in NOTE 3 - ACQUISITIONS, we acquired AK Steel on March 13, 2020. At the effective time of the AK Steel Merger, each share of AK Steel common stock issued and outstanding prior to the effective time of the AK Steel Merger was converted into, and became exchangeable for, 0.400 Cliffs common shares, par value $0.125 per share. We issued a total of 127 million Cliffs common shares in connection with the AK Steel Merger at a fair value of $618 million. Following the closing of the AK Steel Merger, AK Steel's common stock was de-listed from the NYSE.

Acquisition of ArcelorMittal USA
As more fully described in NOTE 3 - ACQUISITIONS, we acquired ArcelorMittal USA on December 9, 2020. Pursuant to the terms of the AM USA Transaction Agreement, we issued 78,186,671 common shares and 583,273 shares of a new series of our Serial Preferred Stock, Class B, without par value, designated as the “Series B Participating Redeemable Preferred Stock,” in each case to an indirect, wholly owned subsidiary of ArcelorMittal as part of the consideration paid by us in connection with the closing of the AM USA Transaction. Refer to Preferred Stock below for further information.
Preferred Stock
We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value and 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized; no Class A preferred shares are issued or outstanding. Pursuant to the terms of the AM USA Transaction Agreement, we issued 583,273 shares of a new series of our Serial Preferred Stock, Class B, without par value, designated Series B Participating Redeemable Preferred Stock, without par value, to an indirect, wholly owned subsidiary of ArcelorMittal on December 9, 2020.
Series B Participating Redeemable Preferred Stock Terms
The Series B Participating Redeemable Preferred Stock is classified for accounting purposes as temporary equity as a result of a change in control provision that could, under remote circumstances, require us to redeem the preferred stock for cash.
The Series B Participating Redeemable Preferred Stock ranks senior to our common shares with respect to dividend rights and rights on the distribution of assets upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of, and certain bankruptcy events involving, Cliffs. Each share of Series B Participating Redeemable Preferred Stock entitles its holder to receive a multiple, initially equal to 100 (subject to certain anti-dilution adjustments, the “Applicable Multiple”), of the aggregate amount per share of all dividends declared on the common shares. In addition, from and after the 24-month anniversary of the issue date of the Series B Participating Redeemable Preferred Stock (the “24-Month Anniversary”), each holder of a share of Series B Participating Redeemable Preferred Stock is entitled to receive cash dividends (the “Additional Dividends”) accruing and compounding on a daily basis at the initial rate of 10% per annum on the sum of (i) the Applicable Multiple then in effect times the volume-weighted average price of the common shares for the 20 consecutive trading days ending on the trading day immediately preceding the 24-Month Anniversary and (ii) the amount of accumulated and unpaid dividends on the Series B Participating Redeemable Preferred Stock to, but not including, the 24-Month Anniversary, if any, which rate will increase by 2% per annum at the end of each six-month period following the 24-Month Anniversary. Additional Dividends will be payable, when, as and if declared by the Board, in quarterly installments.
The Series B Participating Redeemable Preferred Stock is redeemable, in whole or in part, at our option at any time and from time to time on and after the date that is 180 days after the issue date at a redemption price per share equal to the Applicable Multiple then in effect times the volume-weighted average price of the common shares for the 20 consecutive trading days ending on the trading day immediately preceding the date fixed for redemption, plus accumulated and unpaid dividends to, but not including, the redemption date.
In the event of a change of control of Cliffs, the Series B Participating Redeemable Preferred Stock will be subject to mandatory redemption at a redemption price per share equal to the Applicable Multiple then in effect times the volume-weighted average price of the common shares for the 20 consecutive trading days ending on the trading day immediately preceding the closing date of the transaction constituting such change of control.
In addition, pursuant to the terms of the Series B Participating Redeemable Preferred Stock, we are restricted from effecting any merger or consolidation with or into another entity unless the Series B Participating Redeemable Preferred Stock remains outstanding following the merger or consolidation, is exchanged for new preferred stock with substantially identical terms or is to be redeemed in connection with the closing of such merger or consolidation.
In addition to the foregoing, the Series B Participating Redeemable Preferred Stock is subject to the express terms of the Serial Preferred Stock, Class B, without par value, as set forth in Cleveland-Cliffs Inc.’s Fourth Amended Articles of Incorporation, as amended, except that holders of Series B Participating Redeemable Preferred Stock, in their capacity as such, do not have the right to vote with the other series of Serial Preferred Stock, Class B, without par value, then outstanding, if any, voting separately as a class, for the election of additional directors of Cleveland-Cliffs Inc. upon certain defaults by the Company in the payment of dividends, as provided in Cleveland-Cliffs Inc.’s Fourth Amended Articles of Incorporation, as amended.

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
Share Repurchase Program
In November 2018, we announced that our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $200 million, excluding commissions and fees. In April 2019, we announced that our Board of Directors increased the common share repurchase authorization by an additional $100 million, excluding commissions and fees. During 2019, we repurchased 24 million common shares at a cost of $253 million in the aggregate, including commissions and fees. The share repurchase program was effective until December 31, 2019.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	(In Millions)
	Pre-tax Amount	Tax Benefit	After-tax Amount
As of December 31, 2020:
Postretirement benefit liability	$(221)	$86	$(135)
Foreign currency translation adjustments	3	—	3
Unrealized net loss on derivative financial instruments	(1)	—	(1)
	$(219)	$86	$(133)
As of December 31, 2019:
Postretirement benefit liability	$(454)	$138	$(316)
Unrealized net loss on derivative financial instruments	(4)	1	(3)
	$(458)	$139	$(319)
As of December 31, 2018:
Postretirement benefit liability	$(408)	$127	$(281)
Unrealized net loss on derivative financial instruments	(4)	1	(3)
	$(412)	$128	$(284)

The following table reflects the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2017	$(264)	$225	$—	$(39)
Other comprehensive income (loss) before reclassifications	(43)	3	(1)	(41)
Net loss (gain) reclassified from accumulated other comprehensive loss	26	(228)	(2)	(204)
December 31, 2018	(281)	—	(3)	(284)
Other comprehensive loss before reclassifications	(57)	—	(2)	(59)
Net loss reclassified from accumulated other comprehensive loss	22	—	2	24
December 31, 2019	(316)	—	(3)	(319)
Other comprehensive income (loss) before reclassifications	163	3	(6)	160
Net loss reclassified from accumulated other comprehensive loss	18	—	8	26
December 31, 2020	$(135)	$3	$(1)	$(133)
The following table reflects the details about Accumulated other comprehensive loss components reclassified from Cliffs shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax			Affected Line Item in the Statement of Consolidated Operations
	Year Ended December 31,
	2020	2019	2018
Amortization of pension and OPEB liability:
Prior service costs[1]	$(1)	$(1)	$(1)	Other non-operating income
Net actuarial loss[1]	30	29	27	Other non-operating income
Settlements[1]	(6)	—	—	Other non-operating income
	23	28	26	Total before taxes
Income tax expense	(5)	(6)	—	Income tax benefit (expense)
	$18	$22	$26	Net of taxes

Changes in foreign currency translation:
Gain on foreign currency translation[2]	$—	$—	$(228)	Income (loss) from discontinued operations, net of tax

Changes in derivative financial instruments:
Commodity contracts	$10	$3	$(2)	Cost of goods sold
Income tax expense	(2)	(1)	—	Income tax benefit (expense)
	$8	$2	$(2)	Net of taxes

Total reclassifications for the period, net of tax	$26	$24	$(204)

[1] These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
[2] Represents Australian accumulated currency translation adjustments due to the liquidation of our Australian subsidiaries' net assets.

NOTE 18 - RELATED PARTIES
We have certain co-owned joint ventures with companies from the steel and mining industries, including integrated steel companies, their subsidiaries and other downstream users of steel and iron ore products.
Hibbing is a co-owned joint venture with U.S. Steel, in which, as of December 31, 2020, we own 85.3% and U.S. Steel owns 14.7%. As a result of the AM USA Transaction, we acquired an additional 62.3% ownership stake in the Hibbing mine and became the majority owner and mine manager. Prior to the AM USA Transaction, ArcelorMittal was a related party due to its ownership interest in Hibbing. As such, certain long-term contracts with ArcelorMittal resulted in Revenues from related parties, and are included within the below.
Revenues from related parties were as follows:

	(In Millions)
	Year Ended December 31,
	2020	2019	2018
Revenue from related parties	$893	$1,015	$1,344
Revenues[1]	$5,354	$1,990	$2,332
Related party revenues as a percent of Revenues[1]	16.7%	51.0%	57.6%
Purchases from related parties	$16	$—	$—

[1] Includes Realization of deferred revenue of $35 million for the year ended December 31, 2020.
The following table presents the classification of related party assets and liabilities in the Statements of Consolidated Financial Position:

	(In Millions)
	December 31,
Balance Sheet Location of Assets (Liabilities)	2020	2019
Accounts receivable, net	$2	$31
Other current assets	—	45
Accounts payable	(6)	—
Other current liabilities	—	(2)
Other current assets
Our supply agreement with ArcelorMittal USA contained provisions that provided us supplemental revenue or provided refunds to ArcelorMittal USA based on the HRC price at the time the iron ore product was consumed in its blast furnaces. The supplemental pricing was categorized as a freestanding derivative. Upon the completion of the AM USA Transaction, the outstanding derivative was settled as part of acquisition accounting.
NOTE 19 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $41 million for the year ended December 31, 2020, which was included in our consolidated income before income taxes.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The consolidated balance sheet as of December 31, 2020 includes the following amounts for SunCoke Middletown:

(In Millions)
December 31, 2020
Cash and cash equivalents	$5
Inventories	21
Property, plant and equipment, net	308
Accounts payable	(15)
Other assets (liabilities), net	(10)
Noncontrolling interest	(309)
NOTE 20 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	(In Millions, Except Per Share Amounts)
	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$(82)	$295	$1,040
Income from continuing operations attributable to noncontrolling interest	(41)	—	—
Net income (loss) from continuing operations attributable to Cliffs shareholders	(123)	295	1,040
Income (loss) from discontinued operations, net of tax	1	(2)	88
Net income (loss) attributable to Cliffs shareholders	$(122)	$293	$1,128

Weighted average number of shares:
Basic	379	277	297
Convertible senior notes	—	4	3
Employee stock plans	—	3	4
Diluted	379	284	304

Earnings (loss) per common share attributable to Cliffs common shareholders - basic:
Continuing operations	$(0.32)	$1.07	$3.50
Discontinued operations	—	(0.01)	0.30
	$(0.32)	$1.06	$3.80
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted:
Continuing operations	$(0.32)	$1.04	$3.42
Discontinued operations	—	(0.01)	0.29
	$(0.32)	$1.03	$3.71

The following table summarizes the shares that have been excluded from the diluted earnings per share calculation for the year ended December 31, 2020, as they were anti-dilutive:

(In Millions)
2020
Redeemable preferred shares	4
Convertible senior notes	2
Shares related to employee stock plans	1
NOTE 21 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
We purchase portions of the principal raw materials required for our steel manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. We also use large volumes of natural gas, electricity and industrial gases in our steel manufacturing operations. We negotiate most of our purchases of chrome, industrial gases and a portion of our electricity under multi-year agreements. Our purchases of coke are made under annual or multi-year agreements with periodic price adjustments. We typically purchase coal under annual fixed-price agreements. We also purchase certain transportation services under multi-year contracts with minimum quantity requirements.
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
Environmental Contingencies
Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements, or contractual obligations arising from the sale of a business or facility. For sites involving government required investigations, we typically make an estimate of potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

	(In Millions)
	December 31, 2020	December 31, 2019
Environmental obligations	$135	$2
Less current portion	18	—
Long-term environmental obligations	$117	$2

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
Pursuant to RCRA, which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. Likewise, the EPA or the states may require closure or post-closure care of residual, industrial and hazardous waste management units, including, but not limited to, landfills and deep injection wells. Environmental regulators have the authority to inspect all of our facilities. While we cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities that they believe require corrective action.
Pursuant to CERCLA, the EPA and state environmental authorities have conducted site investigations at some of our facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently regulated. The results of these investigations are still pending, and we could be directed to spend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, we cannot reasonably predict whether or when such spending might be required or its magnitude.
On April 29, 2002, AK Steel entered a mutually agreed-upon administrative order with the consent of the EPA pursuant to Section 122 of CERCLA to perform a RI/FS of the Hamilton plant site located in New Miami, Ohio. The plant ceased operations in 1990 and all of its former structures have been demolished. AK Steel submitted the investigation portion of the RI/FS and completed supplemental studies. Until the RI/FS is complete, we cannot reasonably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.
EPA Administrative Order In Re: Ashland Coke
On September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring a plan to be developed for investigation of four areas at the Ashland Works coke plant. The Ashland Works coke plant ceased operations in 2011 and all of its former structures have been demolished and removed. In 1981, AK Steel acquired the plant from Honeywell International Corporation (as successor to Allied Corporation), who had managed the coking operations there for approximately 60 years. In connection with the sale of the coke plant, Honeywell agreed to indemnify AK Steel against certain claims and obligations that could arise from the investigation, and we intend to pursue such indemnification from Honeywell, if necessary. We cannot reasonably estimate how long it will take to complete the site investigation. On March 10, 2016, the EPA invited AK Steel to participate in settlement discussions regarding an enforcement action. Settlement discussions between the parties are ongoing, though whether the parties will reach agreement and any such agreement’s terms are uncertain. Until the site investigation is complete, we cannot reasonably estimate the costs, if any, we may incur for potential additional required remediation of the site or when we may incur them.
Burns Harbor Water Issues
In August 2019, ArcelorMittal Burns Harbor LLC (n/k/a Cleveland-Cliffs Burns Harbor LLC) suffered a loss of the blast furnace cooling water recycle system, which led to the discharge of cyanide and ammonia in excess of the Burns Harbor plant's NPDES permit limits. Since that time, the facility has taken numerous steps to prevent recurrence and maintain compliance with its NPDES permit. Since the August 2019 event, we have been engaged in settlement discussions with the U.S. Department of Justice, the EPA and the State of Indiana to resolve any alleged violations of environmental laws or regulations. Also, ArcelorMittal Burns Harbor LLC was served with a subpoena on December 5, 2019, from the United States District Court for the Northern District of Indiana relating to the August 2019 event and has responded to the subpoena requests. In addition, the plaintiffs in Environmental Law & Policy Center et al. v. ArcelorMittal Burns Harbor LLC et al. (U.S. District Court, N.D. Indiana Case No. 19-cv-473), which was filed on December 20, 2019, have alleged violations resulting from the August 2019 event and other Clean Water Act claims. Although we cannot accurately estimate the amount of civil penalty, the cost of any injunctive relief requirements, or the costs to resolve third-party claims, including potential natural resource damages claims, they are likely to exceed the reporting threshold in total.

In addition to the foregoing matters, we are or may be involved in proceedings with various regulatory authorities that may require us to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. We believe that the ultimate disposition of any such proceedings will not have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Refer to NOTE 12 - INCOME TAXES for further information.
Other Contingencies
In addition to the matters discussed above, there are various pending and potential claims against us and our subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Because of the considerable uncertainties that exist for any claim, it is difficult to reliably or accurately estimate what the amount of a loss would be if a claimant prevails. If material assumptions or factual understandings we rely on to evaluate exposure for these contingencies prove to be inaccurate or otherwise change, we may be required to record a liability for an adverse outcome. If, however, we have reasonably evaluated potential future liabilities for all of these contingencies, including those described more specifically above, it is our opinion, unless we otherwise noted, that the ultimate liability from these contingencies, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
NOTE 22 - SUBSEQUENT EVENTS
On February 11, 2021, we sold 20 million common shares, and the indirect, wholly owned subsidiary of ArcelorMittal to which approximately 78 million common shares were issued as part of the consideration paid by us in connection with the closing of the AM USA Transaction sold 40 million common shares, in each case at a price per share to the underwriter of $16.12, in an underwritten public offering. We also granted the underwriter an option to purchase up to an additional 9 million common shares from us at a price per share to the underwriter of $16.12. The underwriter has until March 10, 2021 to exercise such option, which it may do in full, in part or not at all. We did not receive any proceeds from the sale of the common shares by the selling shareholder in the offering. We intend to use the net proceeds to us from the offering, plus cash on hand, to redeem up to approximately $334 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. We intend to use any remaining net proceeds to us following such redemption to reduce borrowings under our ABL Facility.
On February 9, 2021, following pricing of the underwritten public offering, we issued a conditional notice of partial redemption to holders of the 9.875% 2025 Senior Secured Notes to redeem $322 million aggregate principal amount of the outstanding 9.875% 2025 Senior Secured Notes on March 11, 2021, at a redemption price equal to 109.875% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The conditional notice of partial redemption was subject to the condition precedent that we close the underwritten public offering of our common shares. As a result, following the closing of the underwritten public offering, the conditional notice of partial redemption became irrevocable.
On February 17, 2021, we issued $500 million aggregate principal amount of 4.625% 2029 Senior Notes and $500 million aggregate principal amount of 4.875% 2031 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. We intend to use the net proceeds from the notes offering to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
On February 10, 2021, following pricing of the notes offering, we issued notices of redemption to the holders of the 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes, 7.625% 2021 AK Senior Notes, 7.50% 2023

AK Senior Notes and 6.375% 2025 AK Senior Notes to redeem all of such notes outstanding on March 12, 2021, at the redemption prices listed below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The notices of redemption with respect to the 4.875% 2024 Senior Secured Notes and the 6.375% 2025 Senior Notes were subject to the condition precedent that we close the notes offering. As a result, following the closing of the notes offering, the notices of redemption with respect to the 4.875% 2024 Senior Secured Notes and the 6.375% 2025 Senior Notes became irrevocable. The notices of redemption with respect to the 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes were not subject to any conditions and were irrevocable when issued.

Debt Instrument	Redemption Price[1]
4.875% 2024 Senior Secured Notes	102.438%
6.375% 2025 Senior Notes	103.188
7.625% 2021 AK Senior Notes	100.000
7.50% 2023 AK Senior Notes	101.875
6.375% 2025 AK Senior Notes	103.188

[1] Plus accrued and unpaid interest, if any, up to but excluding the redemption date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
Opinion on the Financial Statements
We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related statements of consolidated operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Mineral Reserves — Asset Retirement Obligations, Valuation of Long-Lived Assets, Depreciation, Depletion and Amortization of Property, Plant and Equipment and Valuation in Acquisition Accounting —Refer to Notes 3, 5, 6 and 14 to the financial statements
Critical Audit Matter Description
Iron ore mineral reserve estimates, combined with estimated annual production levels, are used to determine the iron ore mine closure dates utilized in recording the fair value liability for asset retirement obligations for active operating iron ore mines. Since the liability represents the present value of the expected future obligation, a significant change in iron ore mineral reserves or iron ore mine lives could have a substantial effect on the recorded obligation. Iron ore mineral reserve estimates are also used in evaluating potential impairments of iron ore mine asset groups as they are indicative of future cash flows and in determining maximum useful lives utilized to calculate depreciation, depletion and amortization of long-lived iron ore mine assets. Further, iron ore mineral reserve estimates are used in estimating the fair value of mineral reserves established through the purchase price allocation in a business combination. The Company performs an in-depth evaluation of its iron ore mineral reserve estimates by iron ore mine on a periodic basis, in addition to routine annual assessments. The determination of iron ore mineral reserves requires management, with the support of management’s experts, to make significant estimates and assumptions related to key inputs including (1) the determination of the size and scope of the iron ore body through technical modeling, (2) the estimates of future iron ore prices recognizing that the price shall not exceed the three-year trailing average index price of iron ore adjusted to the Company’s realized price, production costs and capital expenditures, and (3) management’s mine plan for the proven and probable iron ore mineral reserves (collectively “the iron ore mineral reserve inputs”). Changes in any of the judgments or assumptions related to the iron ore mineral reserve inputs can have a significant impact with respect to the accrual for asset retirement obligations, the impairment of long-lived asset groups, the amount of depreciation, depletion and amortization expense and the estimated fair value of mineral reserves established through the purchase price allocation in a business combination. The consolidated asset retirement obligation balance was $342 million as of December 31, 2020, of which $83 million related to active iron ore mine operations. The total asset balance associated with the Company’s Steelmaking reportable segment was $15,849 million as of December 31, 2020, of which $1,661 million related to long-lived assets associated with the Company’s combined iron ore mine asset groups, and is inclusive of $235 million related to iron ore mineral reserves acquired through the AM USA Transaction. Depreciation, depletion and amortization expense for the Company’s combined iron ore mine asset groups was $78 million for the year ended December 31, 2020.
Given the significant judgments and assumptions made by management to estimate iron ore mineral reserves and the sensitivity of changes to iron ore mineral reserve estimates on the Company’s recorded asset retirement obligations, long-lived asset impairment considerations, calculated depreciation, depletion and amortization expense and estimated fair value of mineral reserves established through the purchase price allocation of a business combination, performing audit procedures to evaluate the reasonableness of management’s judgments and estimates related to the iron ore mineral reserve inputs required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to iron ore mineral reserve quantities and the related iron ore mine closure dates included the following, among others:
•We tested the operating effectiveness of internal controls related to the Company’s estimation of iron ore mineral reserve quantities and the related iron ore mine closure dates.
•We evaluated the experience, qualifications and objectivity of management’s experts, including in-house iron ore mine engineers.
•For an iron ore mine subject to the Company’s routine annual assessment we evaluated management’s assessment by:
◦Understanding the process used by management to survey and analyze the geological and operational status of current year iron ore mine production.
◦Evaluating the historical accuracy of management’s technical model as compared to actual iron ore mine production results.
◦Comparing the iron ore mine plan, updated for current year depletion, to
▪Presentations to the Audit Committee.
▪Information by asset group, asset retirement obligation valuation models, depreciation, depletion and amortization expense calculations and mineral reserve purchase price allocation valuation models.
•For an iron ore mine subject to the Company’s periodic in-depth evaluation of its iron ore mineral reserve estimate:
◦We evaluated management’s determination of the size and scope of the iron ore body, by:
▪Understanding the process used by management to complete research and exploration activities including mineralized resource drill samples.
▪Understanding the methodology utilized by management to apply the research and exploration data to the development of a technical model of the iron ore body.
▪Evaluating the historical accuracy of management’s technical model as compared to actual iron ore mine production results.

◦We evaluated management’s estimates of future iron ore prices, production costs and capital expenditures (the “financial assumptions”), by:
▪Understanding and testing the methodology utilized by management for development of the future iron ore prices recognizing that the price shall not exceed the three-year trailing average index price of iron ore adjusted to the Company’s realized price.
▪Evaluated management’s ability to accurately forecast future iron ore prices, production costs and capital expenditures by comparing actual results to management’s historical forecasts.
▪Evaluated the reasonableness of management’s estimates of future iron ore prices to forecasted information included in analyst reports.
▪Evaluated the reasonableness of management’s forecast for production costs and capital expenditures by comparing the forecasts to: (1) historical results and (2) internal communications to management and the Board of Directors.
◦We evaluated management’s iron ore mine plan for the proven and probable mineral reserves, by:
▪Understanding the process used by management to develop the iron ore mine plan for proven and probable iron ore mineral reserves applying key inputs such as the technical model of the iron ore body and the financial assumptions.
▪Comparing the iron ore mine plan to
•Presentations to the Audit Committee.
•Historical iron ore mine plan(s).
•Information by asset group, asset retirement obligation valuation models, depreciation, depletion and amortization expense calculations, and mineral reserve purchase price allocation valuation models.
Acquisitions — AK Steel —Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of AK Steel Holding Corporation for approximately $1.5 billion on March 13, 2020. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was initially allocated to three operations of the AK Steel business including Steelmaking, Tooling and Stamping and Tubular using a discounted cash flow model (the “Operations Allocation”). Following the Operations Allocation, the purchase price was then allocated to the assets acquired and liabilities assumed comprising the three operations of the AK Steel business based on their respective fair values, including $174 million goodwill balance assigned to the Tooling and Stamping and Tubular operations. The Operations Allocation required management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) and discount rates.
Given the Operations Allocation requires management to make significant estimates and assumptions related to the forecasts of future revenues and EBITDA (the “Forecasts”), as well as the selection of the discount rates, and considering to the sensitivity of the allocated goodwill balance to changes in projected future cash flows at the Steelmaking, Tooling and Stamping, and Tubular operations, performing audit procedures to evaluate the reasonableness of the Forecasts and selected discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Forecasts and the selection of the discount rates included the following, among others:
•We tested the operating effectiveness of internal controls over management’s purchase price allocation, such as controls related to management’s Forecasts and the selection of the discount rates.

•We evaluated the reasonableness of management’s Forecasts by comparing the Forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports and other economic indicators.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated whether management’s Forecasts were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 26, 2021
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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2020 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our assessment the internal control over financial reporting at AK Steel, which was acquired on March 13, 2020, and whose assets as of December 31, 2020 constituted 32% of the Company’s consolidated total assets as of December 31, 2020, and whose revenues for the period from March 13, 2020 through December 31, 2020, inclusive, constituted 67% of the Company’s consolidated revenues for the year ended December 31, 2020. Management also excluded from our assessment the internal control over financial reporting at ArcelorMittal USA, which was acquired on December 9, 2020, and whose assets as of December 31, 2020 constituted 49% of the Company’s consolidated total assets as of December 31, 2020, and whose revenues for the period from December 9, 2020 through December 31, 2020, inclusive, constituted 8% of the Company’s consolidated revenues for the year ended December 31, 2020.

Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
February 26, 2021
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at AK Steel, which was acquired on March 13, 2020, and whose assets as of December 31, 2020 constituted 32% of the Company’s consolidated total assets as of December 31, 2020, and whose revenues for the period from March 13, 2020 through December 31, 2020, inclusive, constituted 67% of the Company’s consolidated revenues for the year ended December 31, 2020. Management also excluded from its assessment the internal control over financial reporting at ArcelorMittal USA, which was acquired on December 9, 2020, and whose assets as of December 31, 2020 constituted 49% of the Company’s consolidated total assets as of December 31, 2020, and whose revenues for the period from December 9, 2020 through December 31, 2020, inclusive, constituted 8% of the Company’s consolidated revenues for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at either AK Steel or ArcelorMittal USA.
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
February 26, 2021

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item will be set forth in our definitive proxy statement for the 2021 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Board Meetings and Committees — Audit Committee", "Code of Business Conduct and Ethics", "Independence and Related Party Transactions", and "Information Concerning Director Nominees”, and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Information About Our Executive Officers”, which information is incorporated herein by reference and made a part hereof.

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
    (a)(1) - List of Financial Statements
The following consolidated financial statements of Cleveland-Cliffs Inc. are included at Item 8. Financial Statements and Supplementary Data above:
•Statements of Consolidated Financial Position - December 31, 2020 and 2019
•Statements of Consolidated Operations - Years ended December 31, 2020, 2019 and 2018
•Statements of Consolidated Comprehensive Income - Years ended December 31, 2020, 2019 and 2018
•Statements of Consolidated Cash Flows - Years ended December 31, 2020, 2019 and 2018
•Statements of Consolidated Changes in Equity - Years ended December 31, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
    (a)(2) - Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted or are contained in the applicable financial statements or the notes thereto.
(a)(3) List of Exhibits
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
Plan of purchase, sale, reorganization, arrangement, liquidation or succession
2.1	**Agreement and Plan of Merger, dated as of December 2, 2019, by and among Cleveland-Cliffs Inc., AK Steel Holding Corporation and Pepper Merger Sub Inc. (filed as Exhibit 2.1 to Cliffs' Form 8-K on December 4, 2019 and incorporated herein by reference)
2.2
**Transaction Agreement, dated as of September 28, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal S.A. (filed as Exhibit 2.1 to Cliffs’ Form 10-Q for the period ended September 30, 2020 and incorporated herein by reference)

Articles of Incorporation and Regulations of Cleveland-Cliffs Inc.
3.1	Fourth Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of the State of Ohio on September 25, 2020 (filed as Exhibit 3.2 to Cliffs’ Form 8-K on September 28, 2020 and incorporated herein by reference)
3.2	Certificate of Amendment to Fourth Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of Ohio on December 7, 2020 (filed as Exhibit 3.1 to Cliffs Form 8-K on December 9, 2020 and incorporated herein by reference)
3.3	Regulations of Cliffs (filed as Exhibit 3.2 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference)
Instruments defining rights of security holders, including indentures
4.1
Indenture, dated as of March 17, 2010, between Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.) and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to Cliffs’ Registration Statement on Form S-3 (Registration No. 333-186617) on February 12, 2013 and incorporated herein by reference)

4.2
Third Supplemental Indenture, dated as of September 20, 2010, between Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.) and U.S. Bank National Association, as trustee, including Form of 6.25% Notes due 2040 (filed as Exhibit 4.4 to Cliffs’ Form 8-K on September 17, 2010 and incorporated herein by reference)

4.3
Fifth Supplemental Indenture, dated as of March 31, 2011, between Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.) and U.S. Bank National Association, as trustee (filed as Exhibit 4(b) to Cliffs’ Form 10-Q for the period ended June 30, 2011 and incorporated herein by reference)

4.4	Seventh Supplemental Indenture, dated as of May 7, 2013, between Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.) and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference)
4.5	Eighth Supplemental Indenture, dated as of December 19, 2017, by and between Cleveland-Cliffs Inc. and U.S. Bank National Association, as trustee, including Form of 1.50% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K on December 19, 2017 and incorporated herein by reference)
4.6	Indenture, dated as of February 27, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.1 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)
4.7	First Supplemental Indenture, dated as of August 7, 2017, among Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.), the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.75% Senior Notes due 2025 (filed as Exhibit 4.2 to Cliffs' Form 8-K on August 7, 2017 and incorporated herein by reference)
4.8
Second Supplemental Indenture, dated as of September 29, 2017, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to Cliffs’ Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

4.9
Third Supplemental Indenture, dated as of October 27, 2017, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.12 to Cliffs’ Form 10-K for the period ended December 31, 2017 and incorporated herein by reference)

4.10
Fourth Supplemental Indenture, dated as of August 27, 2018, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.10 to Cliffs’ Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)

4.11	Fifth Supplemental Indenture, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.12	Sixth Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.13	Seventh Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.14	Eighth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.15	Indenture, dated as of December 19, 2017, by and among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 4.875% Senior Secured Notes due 2024 (filed as Exhibit 4.1 to Cliffs' Form 8-K on December 19, 2017 and incorporated herein by reference)
4.16	First Supplemental Indenture, dated as of August 27, 2018, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.12 to Cliffs’ Form 10-K for the period ended December 31, 2019 and incorporated herein by reference)
4.17	Second Supplemental Indenture, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.3 to Cliffs' Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.18	Third Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.5 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.19	Fourth Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed herewith)
4.20	Fifth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed herewith)
4.21	Indenture, dated as of May 13, 2019, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.875% Senior Notes due 2027 (filed as Exhibit 4.1 to Cliffs' Form 8-K on May 14, 2019 and incorporated herein by reference)
4.22	First Supplemental Indenture, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to Cliffs' Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)

4.23	Second Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.6 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.24	Third Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.25	Fourth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.26	Indenture, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 6.75% Senior Secured Notes due 2026 (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.27	First Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.9 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.28	Second Supplemental Indenture, dated as of June 19, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 6.75% Senior Secured Notes due 2026 (filed as Exhibit 4.10 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.29	Third Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed herewith)
4.30	Fourth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed herewith)
4.31	Indenture, dated as of March 16, 2020, by and among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 6.375% Senior Notes due 2025 (filed as Exhibit 4.5 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.32	First Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.8 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.33	Second Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.34	Third Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.35	Registration Rights Agreement, dated March 16, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as dealer manager, with respect to Cleveland-Cliffs Inc.’s 6.375% Senior Notes due 2025 (filed as Exhibit 4.6 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.36	Indenture, dated as of March 16, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 7.00% Senior Notes due 2027 (filed as Exhibit 4.7 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.37	First Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.38	Second Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.39	Third Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed herewith)
4.40	Registration Rights Agreement, dated March 16, 2020, among Cleveland-Cliffs Inc., as issuer, the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as dealer manager, with respect to Cleveland-Cliffs Inc.’s 7.00% Senior Notes due 2027 (filed as Exhibit 4.8 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
4.41	Indenture, dated as of April 17, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 9.875% Senior Secured Notes due 2025 (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)

4.42	First Supplemental Indenture, dated as of April 24, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 9.875% Senior Secured Notes due 2025 (filed as Exhibit 4.2 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.43	Second Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.3 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference)
4.44	Third Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed herewith)
4.45	Fourth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed herewith)
4.46	Form of Common Share Certificate (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference)
4.47	Form of Series B Participating Redeemable Preferred Stock Certificate (included in Exhibit 3.2)
4.48	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed herewith)
Material contracts
10.1	* Form of Change in Control Severance Agreement (covering newly hired officers) (filed as Exhibit 10.4 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference)
10.2	* Form of 2016 Change in Control Severance Agreement (filed as Exhibit 10.1 to Cliffs’ 10-Q for the period ended September 30, 2016 and incorporated herein by reference)
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

10.5	* Cliffs Natural Resources Inc. Amended and Restated 2014 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 2, 2016 and incorporated herein by reference)
10.6	*Form of Restricted Shares Agreement for Nonemployee Directors (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference)
10.7	*Form of Deferred Shares Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference)
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

10.25
* Seventh Amendment to Trust Agreement No. 7 between Cliffs Natural Resources Inc. (f/k/a Cleveland-Cliffs Inc) and KeyBank National Association, Trustee, entered into and effective as of July 28, 2014 (filed as Exhibit 10.34 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.26
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

10.28
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

10.34	* Cliffs Natural Resources Inc. 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on May 21, 2015 and incorporated herein by reference)
10.35	* Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference)
10.36	* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)
10.37	* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Performance Share Award Memorandum and Performance Share Award Agreement (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)
10.38	* Form of Cleveland-Cliffs Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.4 to Cliffs’ Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference)
10.39
* Cliffs Natural Resources Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective December 1, 2006) dated December 31, 2008 (filed as Exhibit 10(mmm) to Cliffs’ Form 10-K for the period ended December 31, 2008 and incorporated herein by reference)

10.40	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
10.41	First Amendment to Asset-Based Revolving Credit Agreement, dated as of March 27, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference)
10.42	Second Amendment to Asset-Based Revolving Credit Agreement, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith)
10.43	Investor Rights Agreement, dated as of December 9, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal S.A. (filed as Exhibit 10.1 to Cliffs' Form 8-K on December 9, 2020 and incorporated herein by reference)
21	Subsidiaries of the Registrant (filed herewith)
22
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

23	Consent of Independent Registered Public Accounting Firm (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 26, 2021 (filed herewith)
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of February 26, 2021 (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of February 26, 2021 (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of February 26, 2021 (filed herewith)
95	Mine Safety Disclosures (filed herewith)
101	The following financial information from Cleveland-Cliffs Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Financial Position, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Changes in Equity, and (vi) Notes to the Consolidated Financial Statements.
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

_______________
*        Indicates management contract or other compensatory arrangement.
**    Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Vice President, Corporate Controller &
Date:	February 26, 2021			Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. L. Goncalves	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
C. L. Goncalves
/s/ K. A. Koci	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2021
K. A. Koci
/s/ K. A. Floriani	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
K. A. Floriani
*	Director	February 26, 2021
J. T. Baldwin
*	Director	February 26, 2021
R. P. Fisher, Jr.
*	Director	February 26, 2021
W. K. Gerber
*	Director	February 26, 2021
S. M. Green
*	Director	February 26, 2021
M. A. Harlan
*	Director	February 26, 2021
R. S. Michael, III
*	Director	February 26, 2021
J. L. Miller
*	Director	February 26, 2021
E. M. Rychel
*	Director	February 26, 2021
G. Stoliar
*	Director	February 26, 2021
D. C. Taylor
*	Director	February 26, 2021
A. M. Yocum
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ K. A. Koci
(K. A. Koci, as Attorney-in-Fact)