Form 10-Q
period 2021-03-31
CLEVELAND-CLIFFS INC.
filed 2021-04-28
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 499,402,288 as of April 26, 2021.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Acquisitions	The AK Steel Merger and AM USA Transaction, together
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, severance, acquisition-related costs, amortization of inventory step-up and impacts of discontinued operations
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AK Steel Merger	The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cleveland-Cliffs Inc., subject to the terms and conditions set forth in the AK Steel Merger Agreement, consummated on March 13, 2020
AK Steel Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cleveland-Cliffs Inc., AK Steel and Merger Sub
AM USA Transaction	The acquisition of ArcelorMittal USA, consummated on December 9, 2020
AM USA Transaction Agreement	Transaction Agreement, dated as of September 28, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, and Kote and Tek, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EDC	Export Development Canada
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
HBI	Hot briquetted iron
Hibbing	Iron ore mining property owned by Hibbing Taconite Company, an unincorporated joint venture between subsidiaries of Cliffs and U.S. Steel
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
Kote and Tek	I/N Kote L.P. (n/k/a Cleveland-Cliffs Kote L.P.) and I/N Tek L.P. (n/k/a Cleveland-Cliffs Tek L.P.), former joint ventures between subsidiaries of the former ArcelorMittal USA LLC and Nippon Steel Corporation
Long ton	2,240 pounds
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the AK Steel Merger
Metric ton	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act

Abbreviation or acronym	Term
RI/FS	Remedial Investigation/Feasibility Study
SAAR	Seasonally Adjusted Annualized Rate
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
Tubular Components	Cleveland-Cliffs Tubular Components LLC (f/k/a AK Tube LLC), an indirect, wholly owned subsidiary of AK Steel
U.S.	United States of America
U.S. Steel	U.S. Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
USMCA	United States-Mexico-Canada Agreement
USW	United Steelworkers
VIE	Variable interest entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$110	$112
Accounts receivable, net	1,659	1,169
Inventories	3,932	3,828
Other current assets	160	189
Total current assets	5,861	5,298
Non-current assets:
Property, plant and equipment, net	9,014	8,743
Goodwill	994	1,406
Deferred income taxes	562	537
Other non-current assets	784	787
TOTAL ASSETS	$17,215	$16,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,743	$1,575
Accrued employment costs	465	460
Pension and OPEB liabilities, current	151	151
Other current liabilities	574	743
Total current liabilities	2,933	2,929
Non-current liabilities:
Long-term debt	5,734	5,390
Pension and OPEB liabilities, non-current	3,916	4,113
Other non-current liabilities	1,175	1,260
TOTAL LIABILITIES	13,758	13,692
Commitments and contingencies (See Note 18)
Series B Participating Redeemable Preferred Stock - no par value
Authorized, Issued and Outstanding - 583,273 shares	738	738
Equity:
Common shares - par value $0.125 per share
Authorized - 600,000,000 shares (2020 - 600,000,000 shares);
Issued - 506,832,537 shares (2020 - 506,832,537 shares);
Outstanding - 499,214,434 shares (2020 - 477,517,372 shares)	63	63
Capital in excess of par value of shares	5,487	5,431
Retained deficit	(2,948)	(2,989)
Cost of 7,618,103 common shares in treasury (2020 - 29,315,165 shares)	(93)	(354)
Accumulated other comprehensive loss	(120)	(133)
Total Cliffs shareholders' equity	2,389	2,018
Noncontrolling interest	330	323
TOTAL EQUITY	2,719	2,341
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$17,215	$16,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2021	2020
Revenues	$4,049	$359
Operating costs:
Cost of goods sold	(3,761)	(356)
Selling, general and administrative expenses	(95)	(28)
Acquisition-related costs	(13)	(42)
Miscellaneous – net	(3)	(12)
Total operating costs	(3,872)	(438)
Operating income (loss)	177	(79)
Other income (expense):
Interest expense, net	(92)	(31)
Gain (loss) on extinguishment of debt	(66)	3
Net periodic benefit credits other than service cost component	47	6
Total other expense	(111)	(22)
Income (loss) from continuing operations before income taxes	66	(101)
Income tax benefit (expense)	(9)	51
Income (loss) from continuing operations	57	(50)
Income from discontinued operations, net of tax	—	1
Net income (loss)	57	(49)
Income attributable to noncontrolling interest	(16)	(3)
Net income (loss) attributable to Cliffs shareholders	$41	$(52)

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$0.08	$(0.18)
Discontinued operations	—	—
	$0.08	$(0.18)
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$0.07	$(0.18)
Discontinued operations	—	—
	$0.07	$(0.18)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Net income (loss)	$57	$(49)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	7	6
Changes in foreign currency translation	(1)	(1)
Changes in derivative financial instruments, net of tax	7	(3)
Total other comprehensive income	13	2
Comprehensive income (loss)	70	(47)
Comprehensive income attributable to noncontrolling interests	(16)	(3)
Comprehensive income (loss) attributable to Cliffs shareholders	$54	$(50)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$57	$(49)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	217	35
Amortization of inventory step-up	81	23
Changes in deferred revenue	(3)	(48)
Deferred income taxes	10	(48)
Loss (gain) on extinguishment of debt	66	(3)
Other	(2)	51
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(480)	254
Inventories	(172)	(267)
Pension and OPEB payments and contributions	(175)	(13)
Payables, accrued expenses and other liabilities	22	(99)
Net cash used by operating activities	(379)	(164)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(136)	(138)
Acquisition of AK Steel, net of cash acquired	—	(869)
Other investing activities	1	—
Net cash used by investing activities	(135)	(1,007)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	322	—
Proceeds from issuance of debt	1,000	716
Debt issuance costs	(16)	(44)
Repayments of debt	(902)	(430)
Borrowings under credit facilities	1,158	800
Repayments under credit facilities	(1,010)	—
Other financing activities	(40)	(37)
Net cash provided by financing activities	512	1,005
Net decrease in cash and cash equivalents	(2)	(166)
Cash and cash equivalents at beginning of period	112	353
Cash and cash equivalents at end of period	$110	$187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	41	—	13	16	70
Issuance of common stock	20	—	78	—	244	—	—	322
Stock and other incentive plans	1	—	(22)	—	17	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(1)	(1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2021	499	$63	$5,487	$(2,948)	$(93)	$(120)	$330	$2,719

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2019	271	$37	$3,873	$(2,842)	$(391)	$(319)	$—	$358
Comprehensive income (loss)	—	—	—	(52)	—	2	3	(47)
Stock and other incentive plans	1	—	(24)	—	26	—	—	2
Acquisition of AK Steel	127	16	602	—	—	—	330	948
Common stock dividends ($0.06 per share)	—	—	—	(24)	—	—	—	(24)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
March 31, 2020	399	$53	$4,451	$(2,918)	$(365)	$(317)	$327	$1,231
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
We are organized into four operating segments based on differentiated products, Steelmaking, Tubular, Tooling and Stamping, and European Operations. We primarily operate through one reportable segment – the Steelmaking segment.
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
As of March 31, 2021 and December 31, 2020, our investment in affiliates of $116 million and $105 million, respectively, was classified in Other non-current assets.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements
Issued and Not Effective
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update requires certain convertible instruments to be accounted for as a single liability measured at its amortized cost. Additionally, the update requires the use of the "if-converted" method, removing the treasury stock method, when calculating diluted shares. The two methods of adoption are the full and modified retrospective approaches. We expect to utilize the modified retrospective approach. Using this approach, the guidance shall be applied to transactions outstanding as of the beginning of the fiscal year in which the amendment is adopted. The final rule is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We expect the adoption of this update to decrease our diluted EPS unless the additional shares under the if-converted method are anti-dilutive. We expect to adopt the update at the required adoption date of January 1, 2022.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2021	2020
Allowance for credit losses as of January 1	$(5)	$—
Increase in allowance	(1)	(1)
Allowance for credit losses as of March 31	$(6)	$(1)
Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	March 31, 2021	December 31, 2020
Product inventories
Finished and semi-finished goods	$2,296	$2,125
Raw materials	1,372	1,431
Total product inventories	3,668	3,556
Manufacturing supplies and critical spares	264	272
Inventories	$3,932	$3,828
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Capital additions	$162	$158
Less:
Non-cash accruals	23	(10)
Right-of-use assets - finance leases	3	30
Cash paid for capital expenditures including deposits	$136	$138

Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Taxes paid on income	$3	$—
Income tax refunds	(14)	(60)
Interest paid on debt obligations net of capitalized interest[1]	75	30

[1] Capitalized interest was $1 million and $10 million for the three months ended March 31, 2021 and 2020, respectively.
NOTE 3 - ACQUISITIONS
In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business with steel production. Our fully-integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate and long steel products; and carbon and stainless steel tubing, hot and cold stamping and tooling. The AK Steel Merger combined Cliffs, a producer of iron ore pellets, with AK Steel, a producer of flat-rolled carbon, stainless and electrical steel products, to create a vertically integrated producer of value-added iron ore and steel products. The AM USA Transaction transformed us into a fully-integrated steel enterprise with the size and scale to expand product offerings and improve through-the cycle margins.
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
We incurred acquisition-related costs excluding severance costs of $2 million for the three months ended March 31, 2021, which were recorded in Acquisition-related costs on the Statements of Unaudited Condensed Consolidated Operations.
The AM USA Transaction was accounted for under the acquisition method of accounting for business combinations.
The fair value of the total purchase consideration was determined as follows:

(In Millions)
Fair value of Cliffs common shares issued	$990
Fair value of Series B Participating Redeemable Preferred Stock issued	738
Fair value of settlement of a pre-existing relationship	237
Cash consideration (subject to customary working capital adjustments)	635
Total purchase consideration	$2,600

The fair value of Cliffs common shares issued is calculated as follows:

Number of Cliffs common shares issued	78,186,671
Closing price of Cliffs common share as of December 9, 2020	$12.66
Fair value of Cliffs common shares issued (in millions)	$990
The fair value of Cliffs Series B Participating Redeemable Preferred Stock issued is calculated as follows:

Number of Cliffs Series B Participating Redeemable Preferred Stock issued	583,273
Redemption price per share as of December 9, 2020	$1,266
Fair value of Cliffs Series B Participating Redeemable Preferred Stock issued (in millions)	$738
The fair value of the estimated cash consideration is comprised of the following:

(In Millions)
Cash consideration pursuant to the AM USA Transaction Agreement	$505
Cash consideration for purchase of the remaining JV partner's interest of Kote and Tek	182
Estimated total cash consideration receivable	(52)
Total estimated cash consideration	$635
The cash portion of the purchase price is subject to customary working capital adjustments.
The fair value of the settlement of a pre-existing relationship is comprised of the following:

(In Millions)
Accounts receivable	$97
Freestanding derivative asset from customer supply agreement	140
Total fair value of settlement of a pre-existing relationship	$237
Valuation Assumption and Preliminary Purchase Price Allocation
We estimated fair values at December 9, 2020 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AM USA Transaction. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the AM USA Transaction, most notably, inventories, personal and real property, mineral reserves, leases, investments, deferred taxes, asset retirement obligations and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the AM USA Transaction was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$35	$—	$35
Accounts receivable, net	349	—	349
Inventories	2,115	14	2,129
Other current assets	34	(5)	29
Property, plant and equipment	4,017	366	4,383
Other non-current assets	158	8	166
Accounts payable	(758)	2	(756)
Accrued employment costs	(271)	(3)	(274)
Pension and OPEB liabilities, current	(109)	—	(109)
Other current liabilities	(398)	(2)	(400)
Pension and OPEB liabilities, non-current	(3,195)	—	(3,195)
Other non-current liabilities	(598)	35	(563)
Noncontrolling interest	(13)	1	(12)
Net identifiable assets acquired	1,366	416	1,782
Goodwill	1,230	(412)	818
Total net assets acquired	$2,596	$4	$2,600
During the period subsequent to the AM USA Transaction, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period.
The goodwill resulting from the acquisition of ArcelorMittal USA primarily represents the growth opportunities in the automotive, construction, appliances, infrastructure and machinery and equipment markets, as well as any synergistic benefits to be realized from the AM USA Transaction, and was assigned to our flat steel operations within our Steelmaking segment. Goodwill from the AM USA Transaction is expected to be deductible for U.S. federal income tax purposes.
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

The fair value of the total purchase consideration was determined as follows:

(In Millions)
Fair value of AK Steel debt	$914
Fair value of Cliffs common shares issued for AK Steel outstanding common stock[1]	618
Other[1]	3
Total purchase consideration	$1,535

[1] Included as non-cash investing activities in Statements of Unaudited Condensed Consolidated Cash Flows for the three months ended March 31, 2020.
The fair value of Cliffs common shares issued for outstanding shares of AK Steel common stock and with respect to Cliffs common shares underlying converted AK Steel equity awards that vested upon completion of the AK Steel Merger is calculated as follows:

(In Millions, Except Per Share Amounts)
Number of shares of AK Steel common stock issued and outstanding	317
Exchange ratio	0.400
Number of Cliffs common shares issued to AK Steel stockholders	127
Price per share of Cliffs common shares	$4.87
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	$618
The fair value of AK Steel's debt included in the consideration is calculated as follows:

(In Millions)
Credit Facility	$590
7.50% Senior Secured Notes due July 2023	324
Fair value of debt included in consideration	$914

Valuation Assumption and Purchase Price Allocation
The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AK Steel Merger is based on estimated fair values at March 13, 2020, and was finalized during the quarter ended March 31, 2021. The following is a summary of the purchase price allocation to assets acquired and liabilities assumed in the AK Steel Merger:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Final Allocation of Consideration as of March 31, 2021
Cash and cash equivalents	$38	$1	$39
Accounts receivable, net	666	(2)	664
Inventories	1,563	(243)	1,320
Other current assets	68	(16)	52
Property, plant and equipment	2,184	90	2,274
Deferred income taxes	—	69	69
Other non-current assets	475	(4)	471
Accounts payable	(636)	(8)	(644)
Accrued employment costs	(94)	1	(93)
Pension and OPEB liabilities, current	(75)	(3)	(78)
Other current liabilities	(236)	9	(227)
Long-term debt	(1,179)	—	(1,179)
Pension and OPEB liabilities, non-current	(873)	2	(871)
Other non-current liabilities	(507)	72	(435)
Noncontrolling interest	—	(1)	(1)
Net identifiable assets acquired	1,394	(33)	1,361
Goodwill	141	33	174
Total net assets acquired	$1,535	$—	$1,535
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
The purchase price allocated to identifiable intangible assets and liabilities acquired was:

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
Pro Forma Results
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the three months ended March 31, 2020, as if AK Steel had been acquired as of January 1, 2019:

(In Millions)
Three Months Ended March 31,
2020
Revenues	$1,526
Net loss attributable to Cliffs shareholders	(17)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the AK Steel Merger occurred on January 1, 2019. Significant pro forma adjustments include the following:
1.The elimination of intercompany revenues between Cliffs and AK Steel of $68 million for the three months ended March 31, 2020.
2.The 2020 pro forma net income was adjusted to exclude $23 million of non-recurring inventory acquisition accounting adjustments incurred during the three months ended March 31, 2020.
3.The elimination of nonrecurring transaction costs incurred by Cliffs and AK Steel in connection with the AK Steel Merger of $27 million for the three months ended March 31, 2020.
4.Total other pro forma adjustments included income of $13 million for the three months ended March 31, 2020, primarily due to reduced interest and amortization expense, offset partially by additional depreciation expense.
5.The income tax impact of pro forma transaction adjustments that affect Net loss attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an income tax expense of $12 million for the three months ended March 31, 2020.
The unaudited pro forma financial information does not reflect the potential realization of synergies or cost savings, nor does it reflect other costs relating to the integration of AK Steel. This unaudited pro forma financial information should not be considered indicative of the results that would have actually occurred if the AK Steel Merger had been consummated on January 1, 2019, nor are they indicative of future results.
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
Prior to the AM USA Transaction, we had a supply agreement with ArcelorMittal USA, which included supplemental revenue or refunds based on the HRC price in the year the iron ore was consumed in ArcelorMittal USA's blast furnaces. As control transferred prior to consumption, the supplemental revenue was recorded in accordance with Topic 815. All sales occurring subsequent to the AM USA Transaction are intercompany and eliminated in consolidation. For the three months ended March 31, 2020, we had a derivative loss of $26 million included within Revenues related to Topic 815 for the supplemental revenue portion of the supply agreement.
The following table represents our Revenues by market:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Steelmaking:
Automotive	$1,287	$102
Infrastructure and manufacturing	954	39
Distributors and converters	1,248	52
Steel producers	430	144
Total Steelmaking	3,919	337
Other Businesses:
Automotive	105	16
Infrastructure and manufacturing	10	4
Distributors and converters	15	2
Total Other Businesses	130	22
Total revenues	$4,049	$359

The following table represents our Revenues by product line:

	(Dollars In Millions, Sales Volumes in Thousands)
	Three Months Ended March 31,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Steelmaking:
Hot-rolled steel	$895	1,182	$19	31
Cold-rolled steel	632	748	28	40
Coated steel	1,308	1,369	90	99
Stainless and electrical steel	363	167	56	27
Plate steel	244	275	—	—
Other steel products	289	403	—	—
Iron products	70	600	142	1,351
Other	118	N/A	2	N/A
Total steelmaking	3,919		337
Other Businesses:
Other	130	N/A	22	N/A
Total revenues	$4,049		$359

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.

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
Our results by segment are as follows:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Revenues:
Steelmaking	$3,919	$337
Other Businesses	130	22
Total revenues	$4,049	$359

Adjusted EBITDA:
Steelmaking	$537	$44
Other Businesses	11	2
Corporate and eliminations	(35)	(23)
Total Adjusted EBITDA	$513	$23

The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Net income (loss)	$57	$(49)
Less:
Interest expense, net	(92)	(31)
Income tax benefit (expense)	(9)	51
Depreciation, depletion and amortization	(217)	(35)
	375	(34)
Less:
EBITDA of noncontrolling interests[1]	22	4
Gain (loss) on extinguishment of debt	(66)	3
Severance costs	(11)	(19)
Acquisition-related costs excluding severance costs	(2)	(23)
Amortization of inventory step-up	(81)	(23)
Impact of discontinued operations	—	1
Total Adjusted EBITDA	$513	$23

1 EBITDA of noncontrolling interests includes $16 million and $3 million for income and $6 million and $1 million for depreciation, depletion and amortization for the three months ended March 31, 2021 and 2020, respectively.

The following summarizes our assets by segment:

	(In Millions)
	March 31, 2021	December 31, 2020
Assets:
Steelmaking	$16,271	$15,849
Other Businesses	295	239
Total segment assets	16,566	16,088
Corporate	649	683
Total assets	$17,215	$16,771
The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Capital additions[1]:
Steelmaking	$133	$154
Other Businesses	11	3
Corporate	18	1
Total capital additions	$162	$158

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	March 31, 2021	December 31, 2020
Land, land improvements and mineral rights	$1,241	$1,213
Buildings	1,004	703
Equipment	7,877	6,786
Other	173	151
Construction in progress	407	1,364
Total property, plant and equipment[1]	10,702	10,217
Allowance for depreciation and depletion	(1,688)	(1,474)
Property, plant and equipment, net	$9,014	$8,743

[1] Includes right-of-use assets related to finance leases of $365 million and $361 million as of March 31, 2021 and December 31, 2020, respectively.
We recorded depreciation and depletion expense of $215 million and $36 million for the three months ended March 31, 2021 and 2020, respectively.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of Goodwill by segment:

	(In Millions)
	March 31, 2021	December 31, 2020
Steelmaking	$820	$1,232
Other Businesses	174	174
Total goodwill	$994	$1,406
The decrease of $412 million in the balance of Goodwill in our Steelmaking segment as of March 31, 2021, compared to December 31, 2020, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the acquisition of ArcelorMittal USA. Refer to NOTE 3 - ACQUISITIONS for further details.

Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

	(In Millions)
	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$77	$(5)	$72	$77	$(3)	$74
Developed technology	60	(4)	56	60	(3)	57
Trade names and trademarks	11	(1)	10	11	(1)	10
Mining permits	72	(25)	47	72	(25)	47
Total intangible assets	$220	$(35)	$185	$220	$(32)	$188
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$8	$(63)	$(71)	$7	$(64)

[1] Intangible assets are classified as Other non-current assets. Amortization related to mining permits is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

[2] Intangible liabilities are classified as Other non-current liabilities. Amortization of all intangible liabilities is recognized in Cost of goods sold.
Amortization expense related to intangible assets was $3 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. Estimated future amortization expense is $7 million for the remainder of 2021 and $10 million annually for the years 2022 through 2026.
Income from amortization related to the intangible liabilities was $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively. Estimated future income from amortization is $6 million for the remainder of 2021 and $5 million annually for the years 2022 through 2026.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
March 31, 2021
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Unamortized Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	$633	$(5)	$(16)	$612
6.75% 2026 Senior Secured Notes	Cliffs	6.99%	845	(19)	(8)	818
Senior Unsecured Notes:
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	296	(3)	(47)	246
5.75% 2025 Senior Notes	Cliffs	6.01%	396	(2)	(4)	390
7.00% 2027 Senior Notes	Cliffs	9.24%	73	—	(7)	66
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56	—	(6)	50
5.875% 2027 Senior Notes	Cliffs	6.49%	556	(4)	(17)	535
4.625% 2029 Senior Notes	Cliffs	4.63%	500	(9)	—	491
4.875% 2031 Senior Notes	Cliffs	4.88%	500	(9)	—	491
6.25% 2040 Senior Notes	Cliffs	6.34%	263	(2)	(3)	258
IRBs due 2024 to 2028	AK Steel	Various	92	—	2	94
EDC Revolving Facilities[3]	*	Various	80	—	—	53
ABL Facility[3]	Cliffs[2]	2.14%	3,500	—	—	1,630
Total long-term debt						$5,734

* Our subsidiaries, Fleetwood Metal Industries Inc. and The Electromac Group Inc., are the borrowers under the EDC Revolving Facilities.
[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] The total principal amounts for the indicated credit facilities are stated at their respective maximum borrowing capacities.

(In Millions)
December 31, 2020
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Unamortized Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Notes	Cliffs	5.00%	$395	$(3)	$(1)	$391
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	955	(8)	(25)	922
6.75% 2026 Senior Secured Notes	Cliffs	6.99%	845	(20)	(9)	816
Senior Unsecured Notes:
7.625% 2021 AK Senior Notes	AK Steel	7.33%	34	—	—	34
7.50% 2023 AK Senior Notes	AK Steel	6.17%	13	—	—	13
6.375% 2025 Senior Notes	Cliffs	8.11%	64	—	(4)	60
6.375% 2025 AK Senior Notes	AK Steel	8.11%	29	—	(2)	27
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	296	(4)	(49)	243
5.75% 2025 Senior Notes	Cliffs	6.01%	396	(3)	(4)	389
7.00% 2027 Senior Notes	Cliffs	9.24%	73	—	(8)	65
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56	—	(6)	50
5.875% 2027 Senior Notes	Cliffs	6.49%	556	(4)	(18)	534
6.25% 2040 Senior Notes	Cliffs	6.34%	263	(2)	(3)	258
IRBs due 2024 to 2028	AK Steel	Various	92	—	2	94
EDC Revolving Facility[3]	*	3.25%	40	—	—	18
ABL Facility[3]	Cliffs[2]	2.15%	3,500	—	—	1,510
Total debt						5,424
Less: current debt						34
Total long-term debt						$5,390

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
4.625% 2029 Senior Notes
On February 17, 2021, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance by Cliffs of $500 million aggregate principal amount of 4.625% 2029 Senior Notes issued at par value.
The 4.625% 2029 Senior Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act. The 4.625% 2029 Senior Notes bear interest at a rate of 4.625% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2021. The 4.625% 2029 Senior Notes will mature on March 1, 2029.
The 4.625% 2029 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 4.625% 2029 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 4.625% 2029 Senior Notes.

The 4.625% 2029 Senior Notes may be redeemed, in whole or in part, on not less than 10 nor more than 60 days’ prior notice sent to the holders of the notes. The following is a summary of redemption prices for our 4.625% 2029 Senior Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to March 1, 2024 - using the proceeds of equity issuance	104.625%	Up to 35% of original aggregate principal
Prior to March 1, 2024[2]	100.000
Beginning March 1, 2024	102.313
Beginning March 1, 2025	101.156
Beginning on March 1, 2026 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.
[2] Plus a "make-whole" premium.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 4.625% 2029 Senior Notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The terms of the 4.625% 2029 Senior Notes contain certain customary covenants; however, there are no financial covenants.
4.875% 2031 Senior Notes
On February 17, 2021, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank National Association, as trustee, relating to the issuance by Cliffs of $500 million aggregate principal amount of 4.875% 2031 Senior Notes issued at par value.
The 4.875% 2031 Senior Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act. The 4.875% 2031 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2021. The 4.875% 2031 Senior Notes will mature on March 1, 2031.
The 4.875% 2031 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 4.875% 2031 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly-owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 4.875% 2031 Senior Notes.

The 4.875% 2031 Senior Notes may be redeemed, in whole or in part, on not less than 10 nor more than 60 days’ prior notice sent to the holders of the notes. The following is a summary of redemption prices for our 4.875% 2031 Senior Notes:

Redemption Period	Redemption Price[1]	Restricted Amount
Prior to March 1, 2026 - using the proceeds of equity issuance	104.875%	Up to 35% of original aggregate principal
Prior to March 1, 2026 [2]	100.000
Beginning March 1, 2026	102.438
Beginning March 1, 2027	101.625
Beginning March 1, 2028	100.813
Beginning on March 1, 2029 and thereafter	100.000

[1] Plus accrued and unpaid interest, if any, up to, but excluding, the redemption date.
[2] Plus a "make-whole" premium.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 4.875% 2031 Senior Notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The terms of the 4.875% 2031 Senior Notes contain certain customary covenants; however, there are no financial covenants.
Debt Extinguishments - 2021
On March 11, 2021, we purchased an aggregate principal amount of $322 million of the 9.875% 2025 Senior Secured Notes using the net proceeds from the February 11, 2021 issuance of 20 million common shares and cash on hand. On March 12, 2021, we fully redeemed the 4.875% 2024 Senior Secured Notes, 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes, 6.375% 2025 Senior Notes and 6.375% 2025 AK Senior Notes, which totaled an aggregate principal amount of $535 million.
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended March 31, 2021
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment
9.875% 2025 Senior Secured Notes	$322	$(42)
4.875% 2024 Senior Secured Notes	395	(14)
7.625% 2021 AK Senior Notes	34	—
7.50% 2023 AK Senior Notes	13	—
6.375% 2025 Senior Notes	64	(7)
6.375% 2025 AK Senior Notes	29	(3)
	$857	$(66)
Debt Extinguishments - 2020
On March 13, 2020, in connection with the AK Steel Merger, we purchased $364 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $311 million aggregate principal amount of 7.50% 2023 AK Senior Notes upon early settlement of tender offers made by Cliffs. The net proceeds from the offering of 6.75% 2026 Senior Secured Notes, along with a portion of the ABL Facility borrowings, were used to fund such purchases. As the 7.625% 2021 AK Senior Notes and 7.50% 2023 AK Senior Notes were recorded at fair value just prior to being purchased, there was no gain or loss on extinguishment. Additionally, in connection with the final settlement of the tender offers, we purchased $9 million aggregate principal amount of the 7.625% 2021 AK Senior Notes and $56 million aggregate principal amount of the 7.50% 2023 AK Senior Notes with cash on hand.

The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended March 31, 2020
Debt Instrument	Debt Extinguished	Gain on Extinguishment
7.625% 2021 AK Senior Notes	$373	$—
7.50% 2023 AK Senior Notes	367	3
	$740	$3
ABL Facility
As of March 31, 2021, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
March 31, 2021
Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,630)
Letter of credit obligations[2]	(272)
Borrowing capacity available	$1,598

1 As of March 31, 2021, the ABL Facility has a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, insurance, operating agreements, IRBs and environmental obligations.

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2021:

(In Millions)
Maturities of Debt
2021 (remaining period of year)	$—
2022	—
2023	53
2024	62
2025	2,955
Thereafter	2,823
Total maturities of debt	$5,893

NOTE 9 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		March 31, 2021		December 31, 2020
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	Level 1	$3,957	$4,674	$3,802	$4,446
IRBs due 2024 to 2028	Level 1	94	94	94	91
EDC Revolving Facilities - outstanding balance	Level 2	53	53	18	18
ABL Facility - outstanding balance	Level 2	1,630	1,630	1,510	1,510
Total long-term debt		$5,734	$6,451	$5,424	$6,065
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
The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Service cost	$14	$5
Interest cost	26	8
Expected return on plan assets	(90)	(18)
Amortization:
Net actuarial loss	8	7
Net periodic benefit cost (credit)	$(42)	$2
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Service cost	$13	$1
Interest cost	18	2
Expected return on plan assets	(10)	(5)
Amortization:
Prior service credits	—	(1)
Net actuarial loss	1	1
Net periodic benefit cost (credit)	$22	$(2)

Based on funding requirements, we made defined benefit pension contributions of $146 million and $4 million for the three months ended March 31, 2021 and 2020, respectively. As a result of the CARES Act enacted on March 27, 2020, we deferred $118 million of 2020 pension contributions, which were paid on January 4, 2021. Based on funding requirements, no contributions for our voluntary employee benefit association trust plans were required or made for the three months ended March 31, 2021 and 2020.
NOTE 11 - INCOME TAXES
Our 2021 estimated annual effective tax rate before discrete items as of March 31, 2021 is 19%. The estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to the deduction for percentage depletion in excess of cost depletion. The 2020 estimated annual effective tax rate before discrete items as of March 31, 2020 was 47%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in the mix of income.
NOTE 12 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	March 31, 2021	December 31, 2020
Asset retirement obligations[1]	$310	$342
Less: current portion	12	7
Long-term asset retirement obligations	$298	$335

[1] Includes $158 million and $190 million related to our active operations as of March 31, 2021 and December 31, 2020, respectively.
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
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2021	2020
Asset retirement obligation as of January 1	$342	$165
Increase (decrease) from Acquisitions	(34)	14
Accretion expense	3	2
Remediation payments	(1)	—
Asset retirement obligation as of March 31	$310	$181
The decrease from Acquisitions for the three months ended March 31, 2021, relates to measurement period adjustments as a result of the preliminary purchase price allocation of the AM USA Transaction.

NOTE 13 - CAPITAL STOCK
Underwritten Public Offering
On February 11, 2021, we sold 20 million of our common shares and 40 million common shares were sold by an affiliate of ArcelorMittal, in an underwritten public offering. In each case, shares were sold at a price per share of $16.12. Prior to this sale, ArcelorMittal held approximately 78 million common shares, which were issued as a part of the consideration in connection with the AM USA Transaction. We did not receive any proceeds from the sale of the 40 million common shares sold on behalf of ArcelorMittal. We used the net proceeds from the offering, plus cash on hand, to redeem $322 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes.
Acquisition of AK Steel
As more fully described in NOTE 3 - ACQUISITIONS, we acquired AK Steel on March 13, 2020. At the effective time of the AK Steel Merger, each share of AK Steel common stock issued and outstanding prior to the effective time of the AK Steel Merger was converted into, and became exchangeable for, 0.400 Cliffs common shares, par value $0.125 per share. We issued a total of 127 million common shares in connection with the AK Steel Merger at a fair value of $618 million. Following the closing of the AK Steel Merger, AK Steel's common stock was de-listed from the New York Stock Exchange.
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
Preferred Stock
We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value, of which, none are issued or outstanding. We also have 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized, of which, 583,273 shares are issued and outstanding as described above.
Dividends
The below table summarizes our dividend activity during 2020:

Declaration Date	Record Date	Payment Date	Dividend Declared per Common Share
2/18/2020	4/3/2020	4/15/2020	$0.06
12/2/2019	1/3/2020	1/15/2020	0.06
Subsequent to the dividend paid on April 15, 2020, our Board suspended future dividends.
NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2020	$(135)	$3	$(1)	$(133)
Other comprehensive income (loss) before reclassifications	—	(1)	8	7
Net (gain) loss reclassified from accumulated other comprehensive loss	7	—	(1)	6
March 31, 2021	$(128)	$2	$6	$(120)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2019	$(316)	$—	$(3)	$(319)
Other comprehensive loss before reclassifications	—	(1)	(5)	(6)
Net loss reclassified from accumulated other comprehensive loss	6	—	2	8
March 31, 2020	$(310)	$(1)	$(6)	$(317)
The following table reflects the details about Accumulated other comprehensive loss components reclassified from Cliffs shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Gain)/Loss Reclassified into Income, Net of Tax		Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended March 31,
	2021	2020
Amortization of pension and OPEB liability:
Net actuarial loss	$9	$7	Other non-operating income
Income tax benefit	(2)	(1)	Income tax benefit (expense)
Net of taxes	$7	$6

Changes in derivative financial instruments:
Commodity contracts	$(1)	$3	Cost of goods sold
Income tax benefit	—	(1)	Income tax benefit (expense)
Net of taxes	$(1)	$2

Total reclassifications for the period, net of tax	$6	$8
NOTE 15 - RELATED PARTIES
We have certain co-owned joint ventures with companies from the steel and mining industries, including integrated steel companies, their subsidiaries and other downstream users of steel and iron ore products.
Hibbing is a co-owned joint venture in which we own 85.3% and U.S. Steel owns 14.7% as of March 31, 2021. As a result of the AM USA Transaction, we acquired an additional 62.3% ownership stake in the Hibbing mine and became the majority owner and mine manager. Prior to the AM USA Transaction, ArcelorMittal was a related party due to its ownership interest in Hibbing. As such, for the three months ended March 31, 2020, certain long-term contracts with ArcelorMittal resulted in Revenues from related parties. As of March 31, 2020, we owned 23% of Hibbing.
Revenues from related parties were as follows:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Revenue from related parties	$77	$11
Revenues	$4,049	$359
Related party revenues as a percent of Revenues	2%	3%
Purchases from related parties	$27	$3

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location of Assets (Liabilities)	March 31, 2021	December 31, 2020
Accounts receivable, net	$30	$2
Accounts payable	(9)	(6)
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $17 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, that was included in our consolidated income before income taxes.
The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The Statements of Unaudited Condensed Consolidated Financial Position includes the following amounts for SunCoke Middletown:

	(In Millions)
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$4	$5
Inventories	22	21
Property, plant and equipment, net	304	308
Accounts payable	(12)	(15)
Other assets (liabilities), net	1	(10)
Noncontrolling interests	(319)	(309)

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2021	2020
Income (loss) from continuing operations	$57	$(50)
Income from continuing operations attributable to noncontrolling interest	(16)	(3)
Net income (loss) from continuing operations attributable to Cliffs shareholders	41	(53)
Income from discontinued operations, net of tax	—	1
Net income (loss) attributable to Cliffs shareholders	$41	$(52)

Weighted average number of shares:
Basic	490	298
Redeemable preferred shares	58	—
Convertible senior notes	19	—
Employee stock plans	4	—
Diluted	571	298

Earnings (loss) per common share attributable to Cliffs shareholders - basic[1]:
Continuing operations	$0.08	$(0.18)
Discontinued operations	—	—
	$0.08	$(0.18)

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$0.07	$(0.18)
Discontinued operations	—	—
	$0.07	$(0.18)

[1] For the three months ended March 31, 2021, basic earnings per share is calculated by dividing Net income (loss) attributable to Cliffs shareholders, less $4 million of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

For the three months ended March 31, 2020, we had 2 million shares related to employee stock plans that were excluded from the diluted EPS calculation as they were anti-dilutive. There was no dilution during the three months ended March 31, 2020 related to the common share equivalents for the convertible senior notes as our common shares average price did not rise above the conversion price.
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
The following is a summary of our environmental obligations:

	(In Millions)
	March 31, 2021	December 31, 2020
Environmental obligations	$134	$135
Less: current portion	20	18
Long-term environmental obligations	$114	$117
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
Tax Matters
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize tax benefits to the extent that it is more likely than not that our positions will be sustained when challenged by the taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective tax rate in a given period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. Refer to NOTE 11 - INCOME TAXES for further information.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as well as other publicly available information.
Overview
Cleveland-Cliffs is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest producer of iron ore pellets in North America. In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business with quality-focused steel production and emphasis on the automotive end market. Our fully integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate and long steel products; and carbon and stainless steel tubing, hot and cold stamping and tooling. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our mining, steel and downstream manufacturing operations in the United States and Canada.
Economic Overview
The fundamentals for our business have rebounded strongly since the COVID-19 pandemic disruption that occurred during 2020. The price for domestic HRC, the most significant index in driving our revenues and profitability, currently is at an all-time high, as a direct result of favorable supply-demand dynamics following the pandemic. The HRC index averaged $1,201 per net ton for the first quarter of 2021, 105% higher than the same period last year.
The dramatic increase in the HRC price is a result of both supply and demand factors. Healthy consumer balance sheets have driven strong demand for light vehicles and consumer goods, such as HVAC products and appliances. In addition, demand from machinery and equipment producers has remained robust. On the supply side, spot steel availability remains very limited as steel production in the U.S. has not recovered from the facility shutdowns that occurred during the early pandemic period. Import penetration has grown slightly but remains lower than its prior five-year average due to healthy demand globally as well as trade restrictions such as the Section 232 tariffs.
Along with these supply-demand factors, pricing for HRC has also risen due to the rise in price of steelmaking input costs both domestically and globally, most notably for iron units. The price of busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., averaged $535 per long ton during the first quarter of 2021, a 70% increase from the prior-year period. We expect the price of busheling scrap to remain elevated due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded EAF production in China. As we are fully-integrated and have primarily a blast furnace footprint, the rising prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan. The rising price of busheling scrap should also benefit the profitability of our HBI sold externally, and provide greater cost savings potential for HBI used internally.

The price of iron ore has also risen dramatically over the past year, which along with strong demand, has been an important factor in rising steel prices globally. The Platts 62% Price averaged $167 per metric ton in the first quarter of 2021, an 88% increase compared to the same period in 2020. While playing a role in increased prices of steel, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first quarter of 2021, North American light vehicle production was approximately 3.6 million units, a 5% reduction from the prior year’s comparable period. The reduction is primarily due to the global semiconductor shortage. In addition to the semiconductor shortage, production in North America has also experienced weather‐related and other supply chain disruptions, including a petrochemical shortage. In light of these production outages, we have been able to redirect certain volumes intended for this end market to the spot market, where demand is strong and pricing is at an all-time high.
During the first quarter of 2021, light vehicle sales in the U.S. saw a SAAR of approximately 16.7 million units with 3.7 million passenger cars and 13.0 million light trucks sold. The first quarter average represents an 11% increase over the first quarter of 2020. However, the most recent sales data from March reflected an increase in sales to a SAAR of 17.9 million units, the highest sales rate in 41 months, leaving dealer inventories at multi-year lows.
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
Our legacy business of producing iron ore pellets, our primary steelmaking raw material input, is another competitive advantage. Mini-mills (producers using EAFs) now comprise about 70% of steel production in the U.S. Their primary iron input is scrap metal, which has unpredictable and often volatile pricing. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost, and not subject to factors outside of our control.
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
We offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of this offering includes advanced high-strength steel, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, tinplate, grain oriented electrical steel, non-oriented electrical steel, stainless steels, tool & die, stamped components, rail and slabs. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are the first and the only producer of HBI in the Great Lakes region. Construction of our Toledo, Ohio, direct reduction plant was completed in the fourth quarter of 2020. From this modern plant, we produce a high-quality scrap and pig iron alternative. Ore-based metallics that compete with our HBI generally have to be imported from locations like Russia, Ukraine and Brazil. With increasing tightness in the scrap market and our own internal needs for scrap and metallics, we expect our Toledo direct reduction plant to support healthy Steelmaking margins for us going forward.
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
We expect the AM USA Transaction to improve our production capabilities, flexibility, and cost performance. We have targeted approximately $150 million of potential cost synergies through asset optimization, economies of scale, and duplicative overhead savings. The transaction also provided us additional access to non-automotive industries with pricing correlated to the U.S. HRC index, which currently is at an all-time high.
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
We anticipate that the current strong market environment will provide us ample opportunities to reduce our debt with our own free cash flow generation. We will also continue to review the composition of our debt, as we are interested in both extending our average maturity profile and increasing our ratio of unsecured debt to secured debt, which we demonstrated by executing a series of favorable debt and equity capital markets transactions during February 2021. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Enhance our Environmental Sustainability
As we transform, our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. As a result, we are continuing Cliffs’ proactive approach by committing to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct) and Scope 2 (indirect) GHG emission reductions across all of our operations.

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
Recent Developments
Labor Agreements
On April 12, 2021, we reached a tentative agreement with the USW for a new 53-month labor contract for our Mansfield Works employees that is effective as of April 1, 2021. The new contract will cover approximately 300 USW-represented workers.
Financing Transactions
On February 11, 2021, we sold 20 million of our common shares and 40 million common shares were sold by an affiliate of ArcelorMittal, in an underwritten public offering. In each case, shares were sold at a price per share of $16.12. Prior to this sale, ArcelorMittal held approximately 78 million common shares, which were issued as a part of the consideration in connection with the AM USA Transaction. We did not receive any proceeds from the sale of the 40 million common shares sold on behalf of ArcelorMittal. We used the net proceeds from the offering, plus cash on hand, to redeem $322 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes.
On February 17, 2021, we issued $500 million aggregate principal amount of 4.625% 2029 Senior Notes and $500 million aggregate principal amount of 4.875% 2031 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. We used the net proceeds from the notes offering to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further detail.

Results of Operations
Overview
For the three months ended March 31, 2021, we had Net income of $57 million, compared to a Net loss of $49 million for the prior-year period. Our Revenues, diluted EPS and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 were as follows:

See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.
Revenues
During the three months ended March 31, 2021, our consolidated Revenues were $4.0 billion, an increase of $3.7 billion, compared to the prior-year period. The increase was primarily due to the addition of 3.9 million net tons of steel shipments from our Steelmaking segment as a result of the Acquisitions.
Revenues by Product Line
The following represents our Revenues by product line:

Three Months Ended March 31, 2021

Hot-rolled
Cold-rolled
Coated
Stainless/electrical
Plate
Iron products
Other
2%
13%
6%
22%
9%
16%
32%

Three Months Ended
March 31, 2020

Hot-rolled
Cold-rolled
Coated
Stainless/electrical
Iron products
Other
39%
7%
5%
8%
16%
25%

Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues to each of the markets we supply:

	(In Millions)
	Three Months Ended March 31,
	2021		2020
	Revenue	%	Revenue	%
Automotive	$1,392	34%	$118	33%
Infrastructure and Manufacturing	964	24%	43	12%
Distributors and Converters	1,263	31%	54	15%
Steel Producers	430	11%	144	40%
Total revenues	$4,049		$359

Operating Costs
Cost of goods sold
Cost of goods sold increased by $3.4 billion for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to the addition of 3.9 million net tons of steel shipments resulting from the Acquisitions.
Selling, general and administrative expenses
As a result of the Acquisitions, our Selling, general and administrative expenses increased by $67 million during the three months ended March 31, 2021, as compared to the prior-year period.
Acquisition-related costs
The Acquisition-related costs of $13 million for the three months ended March 31, 2021, includes severance of $11 million and other various third-party expenses related to the Acquisitions of $2 million. The Acquisition-related costs of $42 million for the three months ended March 31, 2020, includes severance of $19 million and $23 million of other various third-party expenses related to the AK Steel Merger. Refer to NOTE 3 - ACQUISITIONS for further information on the Acquisitions.
Miscellaneous – net
Miscellaneous – net decreased by $9 million for the three months ended March 31, 2021, as compared to the prior-year period, which was primarily due to expenses incurred at our Toledo direct reduction plant recorded in Miscellaneous – net prior to start of production in December 2020.
Other Income (Expense)
Interest expense, net
Interest expense, net increased by $61 million for the three months ended March 31, 2021, as compared to the prior-year period, primarily due to the incremental debt that we incurred in connection with the AK Steel Merger, along with borrowings on the ABL Facility, and a decrease in capitalized interest during the current year due to the completion of the Toledo direct reduction plant.
Gain (loss) on extinguishment of debt
The loss on extinguishment of debt of $66 million for the three months ended March 31, 2021, primarily relates to the repurchase of $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes using the net proceeds from the issuance of 20 million common shares. Additionally, we repurchased $535 million in aggregate principal amount of our outstanding senior notes of various series using the net proceeds from the issuance of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes, along with cash on hand. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.

Net periodic benefit credits other than service cost component
The increase of $41 million in Net periodic benefit credits other than service cost component primarily relates to an increase in the expected return on pension and voluntary employee benefit association trust assets acquired as a result of the Acquisitions. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further details.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Income tax benefit (expense)	$(9)	$51
Effective tax rate	14%	51%
The difference in the effective rate and income tax expense from the comparable prior-year period primarily relates to the mix of income as well as discrete items recorded in each period.
Our 2021 estimated annual effective tax rate before discrete items is 19%. This estimated annual effective tax rate differs from the U.S. statutory rate of 21%, primarily due to the deduction for percentage depletion in excess of cost depletion. The 2020 estimated annual effective tax rate before discrete items at March 31, 2020 was 47%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in the mix of income.
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

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Net income (loss)	$57	$(49)
Less:
Interest expense, net	(92)	(31)
Income tax benefit (expense)	(9)	51
Depreciation, depletion and amortization	(217)	(35)
Total EBITDA	$375	$(34)
Less:
EBITDA of noncontrolling interests[1]	$22	$4
Gain (loss) on extinguishment of debt	(66)	3
Severance costs	(11)	(19)
Acquisition-related costs excluding severance costs	(2)	(23)
Amortization of inventory step-up	(81)	(23)
Impact of discontinued operations	—	1
Total Adjusted EBITDA	$513	$23

1 EBITDA of noncontrolling interests includes $16 million and $3 million for income and $6 million and $1 million for depreciation, depletion and amortization for the three months ended March 31, 2021 and 2020, respectively.

The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA:
Steelmaking	$537	$44
Other Businesses	11	2
Corporate and eliminations	(35)	(23)
Total Adjusted EBITDA	$513	$23
Adjusted EBITDA from our Steelmaking segment increased by $493 million for the three months ended March 31, 2021, compared to the prior-year period. The results were favorably impacted by the operating results related to the acquired steelmaking operations.
Adjusted EBITDA from Corporate and eliminations primarily relates to Selling, general and administrative expenses at our Corporate headquarters.
Steelmaking
The following is a summary of our Steelmaking segment results included in our consolidated financial statements for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021, include full period results for all Steelmaking operations. The results for the three months ended March 31, 2020, include AK Steel operations subsequent to March 13, 2020, and our results from operations previously reported as part of our Mining and Pelletizing segment.

The following is a summary of our Steelmaking segment operating results:

	Three Months Ended March 31,
	2021	2020
Operating Results - In Millions
Revenues	$3,919	$337
Cost of goods sold	$(3,644)	$(335)
Selling Price - Per Ton
Average net selling price per net ton of steel products	$900	$980
The average net selling price per ton for the three months ended March 31, 2021, reflects changes in mix associated with the first full quarter of ownership of ArcelorMittal USA, reducing the overall contribution of higher-priced coated, stainless and electrical steel products.
The following table represents our Steelmaking segment Revenues by product line:

	(Dollars In Millions, Sales Volumes In Thousands)
	Three Months Ended March 31,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Hot-rolled steel	$895	1,182	$19	31
Cold-rolled steel	632	748	28	40
Coated steel	1,308	1,369	90	99
Stainless and electrical steel	363	167	56	27
Plate Steel	244	275	—	—
Other steel products	289	403	—	—
Iron products	70	600	142	1,351
Other	118	N/A	2	N/A
Total	$3,919		$337

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.
Operating Results
Steelmaking revenues for the three months ended March 31, 2021, increased by $3,582 million compared to the prior-year period due to the addition of sales following the Acquisitions. The three months ended March 31, 2021 included results of the operations acquired in the Acquisitions for a full quarter, compared to the three months ended March 31, 2020, which included the operating results from AK Steel during the period of March 13, 2020 through March 31, 2020. Results for the three months ended March 31, 2021 were impacted positively by the increase in the price for domestic HRC, which is the most significant index in driving our revenues and profitability. The HRC index averaged $1,201 per net ton for the first quarter of 2021, 105% higher than the same period last year and currently at an all-time high as a direct result of favorable supply-demand dynamics following the pandemic.
Cost of goods sold for the three months ended March 31, 2021, increased by $3,309 million compared to the prior-year period predominantly due to additional sales resulting from the Acquisitions.
As a result, Adjusted EBITDA was $537 million for the three months ended March 31, 2021, compared to $44 million for the prior-year period. Refer to "— Results of Operations" above for additional information.
Production
During the first three months of 2021, we produced 4.8 million net tons of raw steel, 6.9 million long tons of iron ore products and 0.7 million net tons of coke. Our Columbus and Monessen facilities acquired through the AM USA Transaction are temporarily idled due to impacts of the COVID-19 pandemic. We anticipate restarting our Columbus facility during the second quarter of 2021. During the first three months of 2020, we produced 0.3 million net tons of raw steel and 4.8 million long tons of iron ore pellets.

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
Following the onset of the COVID-19 pandemic in the U.S. in 2020, our primary focus was to maintain adequate levels of liquidity to manage through a potentially prolonged economic downturn. Now that business conditions have improved and we expect to generate healthy free cash flow during remaining nine months of 2021, we believe we will have the ability to lower our long-term debt balance. We also look at the composition of our debt, as we are interested in both extending our maturity profile and increasing our ratio of unsecured debt to secured debt. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future. In furtherance of these goals, we consummated certain financing transactions in February 2021.
On February 11, 2021, we sold 20 million common shares at a price per share of $16.12. We used the net proceeds from the offering, plus cash on hand, to redeem $322 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. Prior to such use, the net proceeds were used to temporarily reduce the outstanding borrowings under our ABL Facility.
On February 17, 2021, we issued $500 million aggregate principal amount of 4.625% 2029 Senior Notes and $500 million aggregate principal amount of 4.875% 2031 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. We used the net proceeds from the notes offerings to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
The application of the net proceeds to us from the February 2021 financing transactions shifted our debt horizon by providing a four-year window in which none of our long-term senior notes are due clearing the way for us to fully focus on operational integration.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations.
The following discussion summarizes the significant items impacting our cash flows during the three months ended March 31, 2021 and 2020 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash used by operating activities was $379 million and $164 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash used by operating activities during the first three months of 2021, compared to 2020, was driven by the increasing receivables due to rising prices, unwind of the ArcelorMittal USA factoring agreement and the 2020 pension contributions that were deferred under the CARES Act to January 2021.
Our U.S. Cash and cash equivalents balance at March 31, 2021 was $91 million, or 86% of our consolidated Cash and cash equivalents balance, excluding cash related to our consolidated VIE of $4 million.
Investing Activities
Net cash used by investing activities was $135 million and $1,007 million for the three months ended March 31, 2021 and 2020, respectively. We had capital expenditures, including capitalized interest, of $136 million and $138 million for the three months ended March 31, 2021 and 2020, respectively. We had cash outflows, including deposits and capitalized interest, for the development of the Toledo direct reduction plant of $28 million and $112 million for the three months ended March 31, 2021 and 2020, respectively. Additionally, we spent approximately $108 million and $26 million on sustaining capital expenditures during the three months ended March 31, 2021 and 2020, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.

During the first three months of 2020, we had net cash outflows of $869 million for the acquisition of AK Steel, net of cash acquired, which included $590 million used to repay the former AK Steel Corporation revolving credit facility and $324 million used to purchase outstanding 7.50% 2023 AK Senior Notes.
We anticipate total cash used for capital expenditures during the next 12 months to be between $650 and $700 million.
Financing Activities
Net cash provided by financing activities was $512 million and $1,005 million for the three months ended March 31, 2021 and 2020, respectively. Cash inflows from financing activities for the three months ended March 31, 2021, included the issuance of $500 million aggregate principal amount of 4.625% 2029 Senior Notes, issuance of $500 million aggregate principal amount of 4.875% 2031 Senior Notes, issuance of 20 million common shares for net proceeds of $322 million and net borrowings of $148 million under credit facilities. We used the net proceeds from the issuance of the 20 million common shares, and cash on hand, to repurchase $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes. We used the net proceeds from the issuances of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
Net cash provided by financing activities for the three months ended March 31, 2020, primarily related to the issuance of $725 million aggregate principal amount of 6.75% 2026 Senior Secured Notes and borrowings of $800 million under the ABL Facility. The net proceeds from the issuance of the 6.75% 2026 Senior Secured Notes, along with cash on hand, were used to purchase $373 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367 million aggregate principal amount of 7.50% 2023 AK Senior Notes and to pay for the $44 million of debt issuance costs.
We anticipate future uses of cash and cash provided by financing activities during the next 12 months to include opportunistic debt transactions as part of our liability management strategy, in addition to, providing supplemental financing to meet cash requirements for business improvement opportunities.
Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
March 31, 2021
Cash and cash equivalents	$110
Less: Cash and cash equivalents from VIE's	(4)
Total cash and cash equivalents	$106

Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,630)
Letter of credit obligations	(272)
Borrowing capacity available	$1,598

1 As of March 31, 2021, the ABL Facility had a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $106 million as of March 31, 2021, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $1.7 billion in liquidity entering the second quarter of 2021, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of March 31, 2021, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Unaudited Condensed Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments, and financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees.
Information about our Guarantors and the Issuer of our Guaranteed Securities
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.75% 2025 Senior Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.75% 2026 Senior Secured Notes and the 9.875% 2025 Senior Secured Notes on a senior secured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2021. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of March 31, 2021.
The guarantee of a Guarantor subsidiary with respect to Cliffs' 5.75% 2025 Senior Notes, the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 9.875% 2025 Senior Secured Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	March 31, 2021	December 31, 2020
Current assets	$5,491	$4,903
Non-current assets	10,160	10,535
Current liabilities	(2,810)	(2,767)
Non-current liabilities	(10,508)	(10,563)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Three Months Ended
March 31, 2021
Revenues	$3,979
Cost of goods sold	(3,724)
Income from continuing operations	32
Net income	33
Net income attributable to Cliffs shareholders	34
As of March 31, 2021 and December 31, 2020, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	March 31, 2021	December 31, 2020
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$29	$69
Accounts payable	(25)	(17)

Balances with other related parties:
Accounts receivable, net	$30	$2
Accounts payable	(9)	(6)
Additionally, for the three months ended March 31, 2021, the obligated group had Revenues of $77 million and Cost of goods sold of $59 million, in each case with other related parties.
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
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs. The following table summarizes the impact of a 10% and 25% change in market price from the March 31, 2021 estimated price on our derivative instruments, thereby impacting our pre-tax income by the same amount.

	(In Millions)
	Positive or Negative Effect on Pre-tax Income
Commodity Derivative	10% Increase or Decrease	25% Increase or Decrease
Natural gas	$22	$54
Electricity	1	3
Zinc	1	1

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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three months ended March 31, 2021, we concluded that an event triggering the need for an impairment assessment did not occur.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of March 31, 2021, we had $1,630 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the current borrowing level would result in a change of $17 million to interest expense on an annual basis.
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
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2020, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
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
We have described the material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2020, and in NOTE 18 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	731,095	$18.51	—	$—
February 1 - 28, 2021	5,521	16.83	—	—
March 1 - 31, 2021	1,891	8.68	—	—
Total	738,507	$18.47	—	$—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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

Exhibit Number	Exhibit
4.1	Indenture, dated as of February 17, 2021, by and among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Forms of 4.625% Senior Guaranteed Notes due 2029 and 4.875% Senior Guaranteed Notes due 2031 (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 5.75% 2025 Senior Notes, the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 9.875% 2025 Senior Secured Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc.

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 28, 2021 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of April 28, 2021 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 28, 2021 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 28, 2021 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101	The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	April 28, 2021