Form 10-Q
period 2021-06-30
CLEVELAND-CLIFFS INC.
filed 2021-07-28
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 499,734,892 as of July 26, 2021.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Acquisitions	The AK Steel Merger and AM USA Transaction, together
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, severance, acquisition-related costs, acquisition-related loss on equity method investment, amortization of inventory step-up and impacts of discontinued operations
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AK Steel Merger	The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cleveland-Cliffs Inc., subject to the terms and conditions set forth in the AK Steel Merger Agreement, consummated on March 13, 2020
AK Steel Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cleveland-Cliffs Inc., AK Steel and Merger Sub
AM USA Transaction	The acquisition of ArcelorMittal USA, consummated on December 9, 2020
AM USA Transaction Agreement	Transaction Agreement, dated as of September 28, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, and Kote and Tek, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EDC	Export Development Canada
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
HBI	Hot briquetted iron
Hibbing	Iron ore mining property owned by Hibbing Taconite Company, an unincorporated joint venture between subsidiaries of Cliffs and U.S. Steel
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
Kote and Tek	I/N Kote L.P. (n/k/a Cleveland-Cliffs Kote L.P.) and I/N Tek L.P. (n/k/a Cleveland-Cliffs Tek L.P.), former joint ventures between subsidiaries of the former ArcelorMittal USA LLC and Nippon Steel Corporation
Long ton	2,240 pounds
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the AK Steel Merger
Metric ton	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China

Abbreviation or acronym	Term
RCRA	Resource Conservation and Recovery Act
RI/FS	Remedial Investigation/Feasibility Study
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
U.S.	United States of America
U.S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
USMCA	United States-Mexico-Canada Agreement
VIE	Variable interest entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$73	$112
Accounts receivable, net	2,062	1,169
Inventories	4,280	3,828
Other current assets	159	189
Total current assets	6,574	5,298
Non-current assets:
Property, plant and equipment, net	8,982	8,743
Goodwill	1,070	1,406
Deferred income taxes	333	537
Other non-current assets	787	787
TOTAL ASSETS	$17,746	$16,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,665	$1,575
Accrued employment costs	550	460
Pension and OPEB liabilities, current	151	151
Other current liabilities	620	743
Total current liabilities	2,986	2,929
Non-current liabilities:
Long-term debt	5,368	5,390
Pension and OPEB liabilities, non-current	3,841	4,113
Other non-current liabilities	1,272	1,260
TOTAL LIABILITIES	13,467	13,692
Commitments and contingencies (See Note 18)
Series B Participating Redeemable Preferred Stock - no par value
Authorized, Issued and Outstanding - 583,273 shares	738	738
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2020 - 600,000,000 shares);
Issued - 506,832,537 shares (2020 - 506,832,537 shares);
Outstanding - 499,701,762 shares (2020 - 477,517,372 shares)	63	63
Capital in excess of par value of shares	5,491	5,431
Retained deficit	(2,168)	(2,989)
Cost of 7,130,775 common shares in treasury (2020 - 29,315,165 shares)	(87)	(354)
Accumulated other comprehensive loss	(66)	(133)
Total Cliffs shareholders' equity	3,233	2,018
Noncontrolling interest	308	323
TOTAL EQUITY	3,541	2,341
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$17,746	$16,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,045	$1,093	$9,094	$1,452
Operating costs:
Cost of goods sold	(3,848)	(1,208)	(7,609)	(1,564)
Selling, general and administrative expenses	(104)	(62)	(199)	(90)
Acquisition-related costs	(1)	(19)	(14)	(61)
Miscellaneous – net	(25)	(12)	(28)	(24)
Total operating costs	(3,978)	(1,301)	(7,850)	(1,739)
Operating income (loss)	1,067	(208)	1,244	(287)
Other income (expense):
Interest expense, net	(85)	(69)	(177)	(100)
Gain (loss) on extinguishment of debt	(22)	130	(88)	133
Net periodic benefit credits other than service cost component	46	15	93	21
Other non-operating income	4	—	4	—
Total other income (expense)	(57)	76	(168)	54
Income (loss) from continuing operations before income taxes	1,010	(132)	1,076	(233)
Income tax benefit (expense)	(216)	25	(225)	76
Income (loss) from continuing operations	794	(107)	851	(157)
Income (loss) from discontinued operations, net of tax	1	(1)	1	—
Net income (loss)	795	(108)	852	(157)
Income attributable to noncontrolling interest	(15)	(16)	(31)	(19)
Net income (loss) attributable to Cliffs shareholders	$780	$(124)	$821	$(176)

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$1.40	$(0.31)	$1.48	$(0.51)
Discontinued operations	—	—	—	—
	$1.40	$(0.31)	$1.48	$(0.51)
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$1.33	$(0.31)	$1.42	$(0.51)
Discontinued operations	—	—	—	—
	$1.33	$(0.31)	$1.42	$(0.51)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$795	$(108)	$852	$(157)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	7	6	14	12
Changes in foreign currency translation	—	1	(1)	—
Changes in derivative financial instruments, net of tax	47	4	54	1
Total other comprehensive income	54	11	67	13
Comprehensive income (loss)	849	(97)	919	(144)
Comprehensive income attributable to noncontrolling interests	(15)	(16)	(31)	(19)
Comprehensive income (loss) attributable to Cliffs shareholders	$834	$(113)	$888	$(163)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$852	$(157)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	425	112
Amortization of inventory step-up	118	59
Deferred income taxes	225	(73)
Loss (gain) on extinguishment of debt	88	(133)
Other	24	(20)
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(903)	366
Inventories	(557)	(126)
Pension and OPEB payments and contributions	(223)	(17)
Payables, accrued expenses and other liabilities	83	(309)
Net cash provided (used) by operating activities	132	(298)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(298)	(283)
Acquisition of AK Steel, net of cash acquired	—	(869)
Acquisition of ArcelorMittal USA, net of cash acquired	54	—
Other investing activities	2	—
Net cash used by investing activities	(242)	(1,152)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	322	—
Proceeds from issuance of debt	1,000	1,763
Debt issuance costs	(17)	(58)
Repayments of debt	(1,339)	(1,000)
Borrowings under credit facilities	2,680	800
Repayments under credit facilities	(2,490)	(250)
Repayments of leased liabilities	(46)	(5)
Other financing activities	(39)	(79)
Net cash provided by financing activities	71	1,171
Net decrease in cash and cash equivalents	(39)	(279)
Cash and cash equivalents at beginning of period	112	353
Cash and cash equivalents at end of period	$73	$74
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	41	—	13	16	70
Issuance of common stock	20	—	78	—	244	—	—	322
Stock and other incentive plans	1	—	(22)	—	17	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(1)	(1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2021	499	$63	$5,487	$(2,948)	$(93)	$(120)	$330	$2,719
Comprehensive income	—	—	—	780	—	54	15	849
Stock and other incentive plans	1	—	4	—	6	—	—	10
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(13)	(13)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
June 30, 2021	500	$63	$5,491	$(2,168)	$(87)	$(66)	$308	$3,541

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2019	271	$37	$3,873	$(2,842)	$(391)	$(319)	$—	$358
Comprehensive income (loss)	—	—	—	(52)	—	2	3	(47)
Stock and other incentive plans	1	—	(24)	—	26	—	—	2
Acquisition of AK Steel	127	16	602	—	—	—	330	948
Common stock dividends ($0.06 per share)	—	—	—	(24)	—	—	—	(24)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
March 31, 2020	399	$53	$4,451	$(2,918)	$(365)	$(317)	$327	$1,231
Comprehensive income	—	—	—	(124)	—	11	16	(97)
Stock and other incentive plans	—	—	(7)	—	9	—	—	2
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
June 30, 2020	399	$53	$4,444	$(3,042)	$(356)	$(306)	$325	$1,118
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
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
As of June 30, 2021 and December 31, 2020, our investment in affiliates of $116 million and $105 million, respectively, was classified in Other non-current assets.
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
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2021	2020
Allowance for credit losses as of January 1	$(5)	$—
Increase in allowance	—	(4)
Allowance for credit losses as of June 30	$(5)	$(4)
Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	June 30, 2021	December 31, 2020
Product inventories
Finished and semi-finished goods	$2,452	$2,125
Raw materials	1,558	1,431
Total product inventories	4,010	3,556
Manufacturing supplies and critical spares	270	272
Inventories	$4,280	$3,828
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Six Months Ended June 30,
	2021	2020
Capital additions	$329	$231
Less:
Non-cash accruals	16	(92)
Right-of-use assets - finance leases	15	40
Cash paid for capital expenditures including deposits	$298	$283

Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Six Months Ended June 30,
	2021	2020
Taxes paid on income	$8	$—
Income tax refunds	(15)	(60)
Interest paid on debt obligations net of capitalized interest[1]	148	67

[1] Capitalized interest was $3 million and $23 million for the six months ended June 30, 2021 and 2020, respectively.
NOTE 3 - ACQUISITIONS
In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business with steel production. Our fully-integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate and long steel products; and carbon and stainless steel tubing, hot and cold stamping and tooling. The AK Steel Merger combined Cliffs, a producer of iron ore pellets, with AK Steel, a producer of flat-rolled carbon, stainless and electrical steel products, to create a vertically integrated producer of value-added iron ore and steel products. The AM USA Transaction transformed us into a fully-integrated steel enterprise with the size and scale to expand product offerings and improve through-the-cycle margins.
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
We incurred acquisition-related costs excluding severance costs of $2 million for the six months ended June 30, 2021, which were recorded in Acquisition-related costs on the Statements of Unaudited Condensed Consolidated Operations.
The AM USA Transaction was accounted for under the acquisition method of accounting for business combinations.
The fair value of the total purchase consideration was determined as follows:

(In Millions)
Fair value of Cliffs common shares issued	$990
Fair value of Series B Participating Redeemable Preferred Stock issued	738
Fair value of settlement of a pre-existing relationship	237
Cash consideration	639
Total purchase consideration	$2,604

The fair value of Cliffs common shares issued is calculated as follows:

Number of Cliffs common shares issued	78,186,671
Closing price of Cliffs common share as of December 9, 2020	$12.66
Fair value of Cliffs common shares issued (in millions)	$990
The fair value of Cliffs Series B Participating Redeemable Preferred Stock issued is calculated as follows:

Number of Cliffs Series B Participating Redeemable Preferred Stock issued	583,273
Redemption price per share as of December 9, 2020	$1,266
Fair value of Cliffs Series B Participating Redeemable Preferred Stock issued (in millions)	$738
The fair value of the estimated cash consideration is comprised of the following:

(In Millions)
Cash consideration pursuant to the AM USA Transaction Agreement	$505
Cash consideration for purchase of the remaining JV partner's interest of Kote and Tek	182
Total cash consideration receivable	(48)
Total cash consideration	$639
The cash portion of the purchase price was subject to customary working capital adjustments, and the working capital adjustments were finalized during the second quarter of 2021. If the Company decides to make any elections under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, the final cash consideration could potentially change.
The fair value of the settlement of a pre-existing relationship is comprised of the following:

(In Millions)
Accounts receivable	$97
Freestanding derivative asset from customer supply agreement	140
Total fair value of settlement of a pre-existing relationship	$237
Valuation Assumption and Preliminary Purchase Price Allocation
We estimated fair values at December 9, 2020 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AM USA Transaction. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the AM USA Transaction, most notably, inventories, personal and real property, mineral reserves, deferred taxes, asset retirement obligations and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the AM USA Transaction was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$35	$—	$35
Accounts receivable, net	349	(1)	348
Inventories	2,115	14	2,129
Other current assets	34	(4)	30
Property, plant and equipment	4,017	379	4,396
Other non-current assets	158	6	164
Accounts payable	(758)	25	(733)
Accrued employment costs	(271)	(1)	(272)
Pension and OPEB liabilities, current	(109)	—	(109)
Other current liabilities	(398)	(7)	(405)
Pension and OPEB liabilities, non-current	(3,195)	—	(3,195)
Other non-current liabilities	(598)	(80)	(678)
Noncontrolling interest	(13)	13	—
Net identifiable assets acquired	1,366	344	1,710
Goodwill	1,230	(336)	894
Total net assets acquired	$2,596	$8	$2,604
During the period subsequent to the AM USA Transaction, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. The measurement period adjustment related to the revaluation of the Company's previously held equity method investment, which is now being consolidated post-acquisition, resulted in a loss of $18 million, within Miscellaneous – net for the three and six months ended June 30, 2021.
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

[1] Included as non-cash investing activities in the Statement of Unaudited Condensed Consolidated Cash Flows for the six months ended June 30, 2020.
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
The goodwill resulting from the acquisition of AK Steel was assigned to our downstream Tubular and Tooling and Stamping operating segments. Goodwill is calculated as the excess of the purchase price over the net identifiable assets recognized and primarily represents the growth opportunities in light weighting solutions to automotive customers, as well as any synergistic benefits to be realized. Goodwill from the AK Steel Merger is not expected to be deductible for income tax purposes.
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

Pro Forma Results
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the three and six months ended June 30, 2020, as if AK Steel had been acquired as of January 1, 2019:

	(In Millions)
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenues	$979	$2,428
Net loss attributable to Cliffs shareholders	(125)	(164)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the AK Steel Merger occurred on January 1, 2019. Significant pro forma adjustments include the following:
1.The elimination of intercompany revenues between Cliffs and AK Steel of $114 million and $259 million for the three and six months ended June 30, 2020, respectively.
2.The 2020 pro forma Net loss was adjusted to exclude $36 million and $59 million of non-recurring inventory acquisition accounting adjustments incurred during the three and six months ended June 30, 2020, respectively.
3.The elimination of nonrecurring transaction costs incurred by Cliffs and AK Steel in connection with the AK Steel Merger of $2 million and $28 million for the three and six months ended June 30, 2020, respectively.
4.Total other pro forma adjustments included expense of $12 million and $1 million for the three and six months ended June 30, 2020, respectively, primarily due to reduced interest and amortization expense, offset partially by additional depreciation expense and pension and OPEB expense.
5.The income tax impact of pro forma transaction adjustments that affect Net loss attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an income tax benefit of $2 million and an income tax expense of $3 million for the three and six months ended June 30, 2020, respectively.
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
NOTE 4 - REVENUES
We generate our revenue through product sales, in which shipping terms indicate when we have fulfilled our performance obligations and transferred control of products to our customer. Our revenue transactions consist of a single performance obligation to transfer promised goods. Our contracts with customers define the mechanism for determining the sales price, which is generally fixed upon transfer of control, but the contracts generally do not impose a specific quantity on either party. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders or other written instructions we receive from the customer. Spot market sales are made through purchase orders or other written instructions. We consider our performance obligation to be complete and recognize revenue when control transfers in accordance with shipping terms.
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
Prior to the AM USA Transaction, we had a supply agreement with ArcelorMittal USA, which included supplemental revenue or refunds based on the HRC price in the year the iron ore was consumed in ArcelorMittal USA's blast furnaces. As control transferred prior to consumption, the supplemental revenue was recorded in accordance with Topic 815. All sales occurring subsequent to the AM USA Transaction are intercompany and eliminated in consolidation. Included within Revenues related to Topic 815 for the supplemental revenue portion of the supply agreement is derivative revenue of $31 million and $6 million for the three and six months ended June 30, 2020, respectively.

The following table represents our Revenues by market:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Steelmaking:
Automotive	$1,130	$309	$2,428	$411
Infrastructure and manufacturing	1,312	191	2,286	230
Distributors and converters	1,948	139	3,225	191
Steel producers	532	384	902	528
Total Steelmaking	4,922	1,023	8,841	1,360
Other Businesses:
Automotive	96	49	201	65
Infrastructure and manufacturing	11	13	21	17
Distributors and converters	16	8	31	10
Total Other Businesses	123	70	253	92
Total revenues	$5,045	$1,093	$9,094	$1,452

The following tables represent our Revenues by product line:

	(Dollars in Millions, Sales Volumes in Thousands)
	Three Months Ended June 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Steelmaking:
Hot-rolled steel	$1,485	1,386	$42	63
Cold-rolled steel	773	720	88	123
Coated steel	1,379	1,247	301	333
Stainless and electrical steel	397	168	208	95
Plate steel	321	273	—	—
Other steel products	345	411	—	—
Iron products	155	849	377	3,718
Other	67	N/A	7	N/A
Total Steelmaking	4,922		1,023
Other Businesses:
Other	123	N/A	70	N/A
Total revenues	$5,045		$1,093

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.

	(Dollars in Millions, Sales Volumes in Thousands)
	Six Months Ended June 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Steelmaking:
Hot-rolled steel	$2,404	2,568	$61	94
Cold-rolled steel	1,417	1,468	116	163
Coated steel	2,703	2,616	391	432
Stainless and electrical steel	760	335	264	122
Plate steel	572	548	—	—
Other steel products	635	814	—	—
Iron products	225	1,449	519	5,069
Other	125	N/A	9	N/A
Total steelmaking	8,841		1,360
Other Businesses:
Other	253	N/A	92	N/A
Total revenues	$9,094		$1,452

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

Our results by segment are as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Steelmaking	$4,922	$1,023	$8,841	$1,360
Other Businesses	123	70	253	92
Total revenues	$5,045	$1,093	$9,094	$1,452

Adjusted EBITDA:
Steelmaking	$1,395	$(54)	$1,932	$(10)
Other Businesses	8	2	19	4
Corporate and eliminations	(43)	(30)	(78)	(53)
Total Adjusted EBITDA	$1,360	$(82)	$1,873	$(59)
The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$795	$(108)	$852	$(157)
Less:
Interest expense, net	(85)	(69)	(177)	(100)
Income tax benefit (expense)	(216)	25	(225)	76
Depreciation, depletion and amortization	(208)	(77)	(425)	(112)
	1,304	13	1,679	(21)
Less:
EBITDA of noncontrolling interests[1]	21	21	43	25
Gain (loss) on extinguishment of debt	(22)	130	(88)	133
Severance costs	(1)	(17)	(12)	(36)
Acquisition-related costs excluding severance costs	—	(2)	(2)	(25)
Acquisition-related loss on equity method investment	(18)	—	(18)	—
Amortization of inventory step-up	(37)	(36)	(118)	(59)
Impact of discontinued operations	1	(1)	1	—
Total Adjusted EBITDA	$1,360	$(82)	$1,873	$(59)

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$15	$16	$31	$19
Depreciation, depletion and amortization	6	5	12	6
EBITDA of noncontrolling interests	$21	$21	$43	$25

The following summarizes our assets by segment:

	(In Millions)
	June 30, 2021	December 31, 2020
Assets:
Steelmaking	$16,966	$15,849
Other Businesses	324	239
Total segment assets	17,290	16,088
Corporate	456	683
Total assets	$17,746	$16,771
The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capital additions[1]:
Steelmaking	$146	$66	$279	$220
Other Businesses	21	7	32	10
Corporate	—	—	18	1
Total capital additions	$167	$73	$329	$231

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	June 30, 2021	December 31, 2020
Land, land improvements and mineral rights	$1,274	$1,213
Buildings	865	703
Equipment	8,104	6,786
Other	205	151
Construction in progress	430	1,364
Total property, plant and equipment[1]	10,878	10,217
Allowance for depreciation and depletion	(1,896)	(1,474)
Property, plant and equipment, net	$8,982	$8,743

[1] Includes right-of-use assets related to finance leases of $376 million and $361 million as of June 30, 2021 and December 31, 2020, respectively.
We recorded depreciation and depletion expense of $208 million and $423 million for the three and six months ended June 30, 2021, respectively, and $75 million and $111 million for the three and six months ended June 30, 2020, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of Goodwill by segment:

	(In Millions)
	June 30, 2021	December 31, 2020
Steelmaking	$896	$1,232
Other Businesses	174	174
Total goodwill	$1,070	$1,406
The decrease of $336 million in the balance of Goodwill in our Steelmaking segment as of June 30, 2021, compared to December 31, 2020, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the acquisition of ArcelorMittal USA. Refer to NOTE 3 - ACQUISITIONS for further details.
Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

	(In Millions)
	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$77	$(6)	$71	$77	$(3)	$74
Developed technology	60	(5)	55	60	(3)	57
Trade names and trademarks	11	(1)	10	11	(1)	10
Mining permits	72	(25)	47	72	(25)	47
Total intangible assets	$220	$(37)	$183	$220	$(32)	$188
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$10	$(61)	$(71)	$7	$(64)

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
Amortization expense related to intangible assets was $2 million and $5 million for the three and six months ended June 30, 2021, respectively, and $3 million and $4 million for the three and six months ended June 30, 2020, respectively. Estimated future amortization expense is $5 million for the remainder of 2021 and $10 million annually for the years 2022 through 2026.
Income from amortization related to the intangible liabilities was $2 million and $3 million for the three and six months ended June 30, 2021, respectively, and $1 million and $3 million for the three and six months ended June 30, 2020, respectively. Estimated future income from amortization is $4 million for the remainder of 2021 and $5 million annually for the years 2022 through 2026.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
June 30, 2021
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Unamortized Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	$607	$(4)	$(15)	$588
6.75% 2026 Senior Secured Notes	Cliffs	6.99%	845	(18)	(8)	819
Senior Unsecured Notes:
1.50% 2025 Convertible Senior Notes	Cliffs	6.26%	296	(3)	(45)	248
7.00% 2027 Senior Notes	Cliffs	9.24%	73	—	(7)	66
7.00% 2027 AK Senior Notes	AK Steel	9.24%	56	—	(5)	51
5.875% 2027 Senior Notes	Cliffs	6.49%	556	(4)	(17)	535
4.625% 2029 Senior Notes	Cliffs	4.63%	500	(8)	—	492
4.875% 2031 Senior Notes	Cliffs	4.88%	500	(9)	—	491
6.25% 2040 Senior Notes	Cliffs	6.34%	263	(2)	(3)	258
IRBs due 2024 to 2028	AK Steel	Various	92	—	2	94
EDC Revolving Facilities[3]	*	Various	80	—	—	56
ABL Facility[3]	Cliffs[2]	2.24%	3,500	—	—	1,670
Total long-term debt						$5,368

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
Debt Extinguishments - 2021
On June 28, 2021, we redeemed all of the $396 million aggregate principal amount outstanding of the 5.75% 2025 Senior Notes using available liquidity. During the second quarter of 2021, we also repurchased $25 million aggregate principal amount of 9.875% 2025 Senior Secured Notes.
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

The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment	Debt Extinguished	(Loss) on Extinguishment
9.875% 2025 Senior Secured Notes	$25	$(5)	$347	$(47)
4.875% 2024 Senior Secured Notes	—	—	395	(14)
7.625% 2021 AK Senior Notes	—	—	34	—
7.50% 2023 AK Senior Notes	—	—	13	—
6.375% 2025 Senior Notes	—	—	64	(7)
6.375% 2025 AK Senior Notes	—	—	29	(3)
5.75% 2025 Senior Notes	396	(17)	396	(17)
	$421	$(22)	$1,278	$(88)
Debt Extinguishments - 2020
On April 24, 2020, we used the net proceeds from the offering of the additional 9.875% 2025 Senior Secured Notes to repurchase $736 million aggregate principal amount of our outstanding senior notes of various series, which resulted in debt reduction of $181 million. During the second quarter of 2020, we also repurchased an additional $12 million aggregate principal amount of our outstanding senior notes of various series with cash on hand. On June 1, 2020, we redeemed $7 million aggregate principal amount of our outstanding 2020 IRBs.
On March 13, 2020, in connection with the AK Steel Merger, we purchased $364 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $311 million aggregate principal amount of 7.50% 2023 AK Senior Notes upon early settlement of tender offers made by Cliffs. The net proceeds from the offering of 6.75% 2026 Senior Secured Notes, along with a portion of the ABL Facility borrowings, were used to fund such purchases. As the 7.625% 2021 AK Senior Notes and 7.50% 2023 AK Senior Notes were recorded at fair value just prior to being purchased, there was no gain or loss on extinguishment. Additionally, in connection with the final settlement of the tender offers, we purchased $9 million aggregate principal amount of the 7.625% 2021 AK Senior Notes and $57 million aggregate principal amount of the 7.50% 2023 AK Senior Notes with cash on hand.
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Debt Instrument	Debt Extinguished	Gain on Extinguishment	Debt Extinguished	Gain on Extinguishment
7.625% 2021 AK Senior Notes	$—	$—	$373	$—
7.50% 2023 AK Senior Notes	—	—	367	3
4.875% 2024 Senior Secured Notes	6	1	6	1
6.375% 2025 Senior Notes	168	21	168	21
1.50% 2025 Convertible Senior Notes	20	1	20	1
5.75% 2025 Senior Notes	77	16	77	16
7.00% 2027 Senior Notes	247	29	247	29
5.875% 2027 Senior Notes	194	49	194	49
6.25% 2040 Senior Notes	36	13	36	13
	$748	$130	$1,488	$133
ABL Facility
As of June 30, 2021, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
June 30, 2021
Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,670)
Letter of credit obligations[2]	(235)
Borrowing capacity available	$1,595

1 As of June 30, 2021, the ABL Facility has a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, insurance, operating agreements, IRBs and environmental obligations.

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2021:

(In Millions)
Maturities of Debt
2021 (remaining period of year)	$—
2022	—
2023	56
2024	62
2025	2,573
Thereafter	2,823
Total maturities of debt	$5,514
NOTE 9 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		June 30, 2021		December 31, 2020
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	Level 1	$3,548	$4,446	$3,802	$4,446
IRBs due 2024 to 2028	Level 1	94	94	94	91
EDC Revolving Facilities - outstanding balance	Level 2	56	56	18	18
ABL Facility - outstanding balance	Level 2	1,670	1,670	1,510	1,510
Total long-term debt		$5,368	$6,266	$5,424	$6,065
The fair value of long-term debt was determined using quoted market prices.
NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.

The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$14	$6	$28	$11
Interest cost	26	15	52	23
Expected return on plan assets	(90)	(37)	(180)	(55)
Amortization:
Net actuarial loss	8	6	16	13
Net periodic benefit credits	$(42)	$(10)	$(84)	$(8)
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$12	$1	$25	$2
Interest cost	19	5	37	7
Expected return on plan assets	(10)	(4)	(20)	(9)
Amortization:
Prior service credits	—	—	—	(1)
Net actuarial loss	1	—	2	1
Net periodic benefit costs	$22	$2	$44	$—
Based on funding requirements, we made defined benefit pension contributions of $7 million and $153 million for the three and six months ended June 30, 2021, respectively, compared to defined benefit pension contributions of $4 million for the six months ended June 30, 2020. As a result of the CARES Act enacted on March 27, 2020, we deferred $118 million of 2020 pension contributions, which were paid on January 4, 2021. For both the three and six months ended June 30, 2021, we made contributions of $5 million for our voluntary employee benefit association trust plans. Based on funding requirements, no contributions for our voluntary employee benefit association trust plans were required or made for the three and six months ended June 30, 2020.
NOTE 11 - INCOME TAXES
Our 2021 estimated annual effective tax rate before discrete items as of June 30, 2021 is 21%. The estimated annual effective tax rate mirrors the U.S. statutory rate of 21%, as the adjusting items, including percentage depletion in excess of cost depletion, net to zero. The 2020 estimated annual effective tax rate before discrete items as of June 30, 2020 was 31%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in income.

NOTE 12 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	June 30, 2021	December 31, 2020
Asset retirement obligations[1]	$397	$342
Less: current portion	31	7
Long-term asset retirement obligations	$366	$335

[1] Includes $243 million and $190 million related to our active operations as of June 30, 2021 and December 31, 2020, respectively.
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
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2021	2020
Asset retirement obligation as of January 1	$342	$165
Increase from Acquisitions	57	14
Accretion expense	8	5
Remediation payments	(10)	(1)
Asset retirement obligation as of June 30	$397	$183
The increase from Acquisitions for the six months ended June 30, 2021 relates to measurement period adjustments as a result of the preliminary purchase price allocation of the AM USA Transaction.
NOTE 13 - CAPITAL STOCK
Underwritten Public Offering
On February 11, 2021, we sold 20 million of our common shares and 40 million common shares were sold by an affiliate of ArcelorMittal in an underwritten public offering. In each case, shares were sold at a price per share of $16.12. Prior to this sale, ArcelorMittal held approximately 78 million common shares, which were issued as a part of the consideration in connection with the AM USA Transaction. We did not receive any proceeds from the sale of the 40 million common shares sold on behalf of ArcelorMittal. We used the net proceeds from the offering, plus cash on hand, to redeem $322 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes.
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
Amendment to Articles of Incorporation
On April 29, 2021, we filed a Certificate of Amendment to our Fourth Amended Articles of Incorporation, as amended, to increase the total number of authorized common shares from 600,000,000 to 1,200,000,000.
Preferred Stock
We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value, authorized, of which, none are issued or outstanding. We also have 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized, of which, 583,273 shares were issued and outstanding as of June 30, 2021 and December 31, 2020.
Dividends
The below table summarizes our dividend activity during 2020:

Declaration Date	Record Date	Payment Date	Dividend Declared per Common Share
2/18/2020	4/3/2020	4/15/2020	$0.06
12/2/2019	1/3/2020	1/15/2020	0.06
Subsequent to the dividend paid on April 15, 2020, our Board suspended future dividends.
NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables reflect the changes in Accumulated other comprehensive loss related to Cliffs shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2020	$(135)	$3	$(1)	$(133)
Other comprehensive income (loss) before reclassifications	—	(1)	8	7
Net (income) loss reclassified from accumulated other comprehensive loss	7	—	(1)	6
March 31, 2021	$(128)	$2	$6	$(120)
Other comprehensive income before reclassifications	—	—	51	51
Net (income) loss reclassified from accumulated other comprehensive loss	7	—	(4)	3
June 30, 2021	$(121)	$2	$53	$(66)

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2019	$(316)	$—	$(3)	$(319)
Other comprehensive loss before reclassifications	—	(1)	(5)	(6)
Net loss reclassified from accumulated other comprehensive loss	6	—	2	8
March 31, 2020	$(310)	$(1)	$(6)	$(317)
Other comprehensive income before reclassifications	—	1	1	2
Net loss reclassified from accumulated other comprehensive loss	6	—	3	9
June 30, 2020	$(304)	$—	$(2)	$(306)
The following table reflects the details about Accumulated other comprehensive loss components reclassified from Cliffs shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Loss Components	Amount of (Income)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Changes in pension and OPEB:
Prior service credits	$—	$(1)	$—	$(1)	Net periodic benefit credits other than service cost component
Net actuarial loss	9	8	18	15	Net periodic benefit credits other than service cost component
	9	7	18	14	Total before taxes
Income tax benefit	(2)	(1)	(4)	(2)	Income tax benefit (expense)
Net of taxes	$7	$6	$14	$12

Changes in derivative financial instruments:
Commodity contracts	$(5)	$4	$(6)	$7	Cost of goods sold
Income tax (benefit) expense	1	(1)	1	(2)	Income tax benefit (expense)
Net of taxes	$(4)	$3	$(5)	$5

Total reclassifications for the period, net of tax	$3	$9	$9	$17
NOTE 15 - RELATED PARTIES
We have certain co-owned joint ventures with companies from the steel and mining industries, including integrated steel companies, their subsidiaries and other downstream users of steel and iron ore products.
Hibbing is a co-owned joint venture in which we own 85.3% and U.S. Steel owns 14.7% as of June 30, 2021. As a result of the AM USA Transaction, we acquired an additional 62.3% ownership stake in Hibbing and became the majority owner and mine manager. Prior to the AM USA Transaction, ArcelorMittal was a related party due to its ownership interest in Hibbing. As such, for the three and six months ended June 30, 2020, certain long-term contracts with ArcelorMittal resulted in Revenues from related parties. As of June 30, 2020, we owned 23% of Hibbing.

Revenues from related parties were as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from related parties	$35	$282	$112	$293
Revenues	$5,045	$1,093	$9,094	$1,452
Related party revenues as a percent of Revenues	1%	26%	1%	20%
Purchases from related parties	$15	$9	$42	$12
The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location of Assets (Liabilities)	June 30, 2021	December 31, 2020
Accounts receivable, net	$3	$2
Accounts payable	(8)	(6)
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $15 million and $32 million for the three and six months ended June 30, 2021, respectively, compared to $16 million and $20 million for the three and six months ended June 30, 2020, respectively, that was included in our consolidated income before income taxes.
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

	(In Millions)
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$5
Inventories	22	21
Property, plant and equipment, net	302	308
Accounts payable	(11)	(15)
Other assets (liabilities), net	(6)	(10)
Noncontrolling interests	(307)	(309)

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$794	$(107)	$851	$(157)
Income from continuing operations attributable to noncontrolling interest	(15)	(16)	(31)	(19)
Net income (loss) from continuing operations attributable to Cliffs shareholders	779	(123)	820	(176)
Income (loss) from discontinued operations, net of tax	1	(1)	1	—
Net income (loss) attributable to Cliffs shareholders	$780	$(124)	$821	$(176)

Weighted average number of shares:
Basic	500	399	495	348
Redeemable preferred shares	58	—	58	—
Convertible senior notes	22	—	21	—
Employee stock plans	5	—	5	—
Diluted	585	399	579	348

Earnings (loss) per common share attributable to Cliffs shareholders - basic[1]:
Continuing operations	$1.40	$(0.31)	$1.48	$(0.51)
Discontinued operations	—	—	—	—
	$1.40	$(0.31)	$1.48	$(0.51)

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$1.33	$(0.31)	$1.42	$(0.51)
Discontinued operations	—	—	—	—
	$1.33	$(0.31)	$1.42	$(0.51)

[1] For the three and six months ended June 30, 2021, basic earnings per share is calculated by dividing Net income (loss) attributable to Cliffs shareholders, less $82 million and $86 million, respectively, of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

For both the three and six months ended June 30, 2020, we had 2 million shares related to employee stock plans that were excluded from the diluted EPS calculation as they were anti-dilutive. There was no dilution during the three and six months ended June 30, 2020 related to the common share equivalents for the convertible senior notes as our common shares average price did not exceed the conversion price.
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
Environmental Contingencies
Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government required investigations, we typically make an estimate of potential remediation expenditures only after the scope of remediation is determined or approved by the relevant environmental agencies. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

	(In Millions)
	June 30, 2021	December 31, 2020
Environmental obligations	$159	$135
Less: current portion	15	18
Long-term environmental obligations	$144	$117
The increase in environmental obligations as of June 30, 2021, compared to December 31, 2020, relates to measurement period adjustments as a result of the preliminary purchase price allocation of the AM USA Transaction.
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
In addition to the foregoing matters, we are from time to time involved in proceedings with various regulatory authorities that may require us to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. We believe that the ultimate disposition of any such proceedings will not have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
NOTE 19 - SUBSEQUENT EVENTS
On July 27, 2021, the Company redeemed with cash all 583,273 shares outstanding of the Series B Participating Redeemable Preferred Stock at a redemption price of approximately $1.2 billion in the aggregate. There were no accumulated and unpaid dividends on the Series B Participating Redeemable Preferred Stock as of the redemption date.

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
Overview
Cliffs is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest manufacturer of iron ore pellets in North America. We are vertically integrated from mined raw materials and direct reduced iron to primary steelmaking and downstream finishing, stamping, tooling, and tubing. We serve a diverse range of markets due to our comprehensive offering of flat-rolled steel products and are the largest supplier of steel to the automotive industry in North America. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our mining, steel and downstream manufacturing operations in the United States and Canada.
Economic Overview
The fundamentals for our business have rebounded strongly since the COVID-19 pandemic disruption that occurred during 2020. The price for domestic HRC, the most significant index in driving our revenues and profitability, currently is at an all-time high. The HRC index averaged $1,374 per net ton for the first six months of 2021, 155% higher than the same period last year.
The dramatic increase in the HRC price is a result of both supply and demand factors. Healthy consumer balance sheets have driven strong demand for light vehicles and consumer goods, such as HVAC products and appliances. Demand from machinery and equipment producers has also been robust. On the supply side, spot steel availability remains very limited. Import penetration has grown slightly but remains lower than its prior five-year average due to healthy demand globally as well as trade restrictions such as the Section 232 tariffs.
Along with these supply-demand factors, pricing for HRC has also risen due to the rise in price of steelmaking input costs both domestically and globally, most notably for iron units. The price of busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., averaged $571 per long ton during the first six months of 2021, a 79% increase from the prior-year period. We expect the price of busheling scrap to remain elevated due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally. As we are fully-integrated and have primarily a blast furnace footprint, the rising prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan. The rising price of busheling scrap should also benefit the profitability of our HBI sold externally and provide greater cost savings potential for HBI used internally.

The price of iron ore has also risen dramatically over the past year, which along with strong demand, has been an important factor in rising steel prices globally. The Platts 62% Price averaged $183 per metric ton in the first six months of 2021, a 101% increase compared to the same period in 2020. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first six months of 2021, North American light vehicle production was approximately 6.8 million units, a 32% increase from the prior year’s comparable period. This increase is primarily due to the ongoing recovery from the COVID-19 pandemic, though automotive production has been adversely affected in 2021 by the global semiconductor shortage, as well as other material shortages and supply chain disruptions. This has caused several outages amongst light vehicle manufacturers. In light of these production outages, we have been able to redirect certain volumes originally intended for this end market to the spot market, where demand has been strong and pricing continues to be at an all-time high.
During the second quarter of 2021, light vehicle sales in the U.S. saw a seasonally adjusted annualized rate of 17.0 million units with 3.9 million passenger cars and 13.1 million light trucks sold. The second quarter average represents a 50% increase over the second quarter of 2020. These healthy sales, combined with continued production difficulties, brought light vehicle inventories to an all-time low of 23 days' supply during the second quarter of 2021.
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
Our legacy business of producing iron ore pellets, which is our primary steelmaking raw material input, is another competitive advantage. Mini-mills (producers using EAFs) now comprise about 71% of steel production in the U.S. Their primary iron input is scrap metal, which has unpredictable and often volatile pricing. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to factors outside of our control.
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
We believe we offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of this offering includes advanced high-strength steel, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, tinplate, grain oriented electrical steel, non-oriented electrical steel, stainless steels, tool and die, stamped components, rail and slabs. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are the first and the only producer of HBI in the Great Lakes region. Construction of our Toledo, Ohio, direct reduction plant was completed in the fourth quarter of 2020. From this modern plant, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer or our basic oxygen furnaces and EAFs as a scrap alternative. With increasing tightness in the scrap market and our own internal needs for scrap and metallics, we expect our Toledo direct reduction plant to support healthy Steelmaking margins for us going forward.

Strategy
Optimizing Our Fully-Integrated Steelmaking Footprint
We have transformed into a fully-integrated steel enterprise with the size and scale to achieve improved through-the-cycle margins and are the largest flat-rolled steel producer in North America.
Now that the AM USA Transaction is completed, our focus is on the integration of these facilities within our footprint while meeting the currently strong demand environment for steel. These assets build upon our existing high-end steelmaking and raw material capabilities and also open up new markets to us. The combination provides us the additional scale and technical capabilities necessary in a competitive and increasingly quality-focused marketplace. We have ample opportunities to implement improvements in logistics, procurement, utilization and quality.
Maximizing Our Commercial Strengths
With the Acquisitions completed, we now have enhanced our offering to a full suite of flat steel products encompassing all steps of the steel manufacturing process. We have an industry-leading market share in the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
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
Expanding to New Markets
We are seeking to expand our customer base with the rapidly growing and desirable electric vehicle market. At this time, we believe the North American automotive industry is approaching a monumental inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With our unique technical capabilities, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
We also have the right products to meet the growing demand for renewable energy as well as for the modernization of the U.S. electrical grid. For example, we offer plate products that can be used in windmills. By 2030, offshore wind projects could generate 7 million tons of new steel demand, according to a recent statement by the U.S. Departments of Interior, Energy and Commerce. We are currently the sole producer of electrical steel in the United States, which can facilitate the modernization of the U.S. electrical grid.
While the majority of our HBI is currently being used internally, our Toledo direct reduction plant allows us to offer another unique, high-quality product to discerning raw material buyers. It is our view that demand for HBI will continue to grow as the scrap market tightens in response to announced EAF steel capacity additions coming online.
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
We anticipate that the current strong market environment will provide us ample opportunities to reduce our debt with our own free cash flow generation. We will also continue to review the composition of our debt, as we are interested in both extending our average maturity profile and increasing our ratio of unsecured debt to secured debt, which we demonstrated by executing a series of favorable debt and equity capital markets transactions during February 2021. In addition, in June 2021, we redeemed all $396 million aggregate principal amount outstanding of the 5.75% 2025 Senior Notes. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future.

Enhance our Commitment to Environmental Sustainability
As we integrate our facilities, our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. As a result, we are continuing our proactive approach by committing to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct) and Scope 2 (indirect) GHG emission reductions across all of our operations.
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
Recent Developments
Financing Transactions
On June 28, 2021, we redeemed the entirety of our outstanding 5.75% 2025 Senior Notes using available liquidity. Pursuant to the terms on the indenture governing the 5.75% 2025 Senior Notes, we paid $415 million, including $396 million aggregate principal amount, plus make-whole premiums and accrued and unpaid interest to, but not including, the redemption date.
On July 27, 2021, we redeemed with cash all 583,273 shares outstanding of our Series B Participating Redeemable Preferred Stock at a redemption price of approximately $1.2 billion in the aggregate. There were no accumulated and unpaid dividends on the Series B Participating Redeemable Preferred Stock as of the redemption date.

Results of Operations
Overview
For the three and six months ended June 30, 2021, we had Net income of $795 million and $852 million, respectively, compared to a Net loss of $108 million and $157 million for the three and six months ended June 30, 2020, respectively. Our Revenues, diluted EPS and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 were as follows:
See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.
Revenues
During the three and six months ended June 30, 2021, our consolidated Revenues increased by $4.0 billion and $7.6 billion, respectively, compared to the prior-year periods. The increase for the three months ended June 30, 2021, was primarily due to our Steelmaking segment, which had an increase in steel shipments of 3.6 million net tons and an increase in the average steel product selling price of $77 per net ton. The increase for the six months ended June 30, 2021, was primarily due to the addition of 7.5 million net tons of steel shipments from our Steelmaking segment.

Revenues by Product Line
The following represents our consolidated Revenues by product line for the three months ended:
The following represents our consolidated Revenues by product line for the six months ended:
Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues from each of the markets we supply:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Automotive	$1,226	24%	$358	33%	$2,629	29%	$476	33%
Infrastructure and Manufacturing	1,323	26%	204	19%	2,307	25%	247	17%
Distributors and Converters	1,964	39%	147	13%	3,256	36%	201	14%
Steel Producers	532	11%	384	35%	902	10%	528	36%
Total revenues	$5,045		$1,093		$9,094		$1,452
Operating Costs
Cost of goods sold
During the three and six months ended June 30, 2021, Cost of goods sold increased by $2.6 billion and $6.0 billion, respectively, as compared to the prior-year periods. The increases were primarily due to the addition of 3.6 million and 7.5 million net tons of steel shipments from our Steelmaking segment for the three and six months ended June 30, 2021, respectively.
Selling, general and administrative expenses
As a result of the Acquisitions, our Selling, general and administrative expenses increased by $42 million and $109 million during the three and six months ended June 30, 2021, respectively, as compared to the prior-year periods.
Acquisition-related costs
The following table represents the components of Acquisition-related costs:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Severance	$(1)	$(17)	$(12)	$(36)
Third-party expenses	—	(2)	(2)	(25)
Total	$(1)	$(19)	$(14)	$(61)
Refer to NOTE 3 - ACQUISITIONS for further information on the Acquisitions.
Miscellaneous – net
Miscellaneous – net expense increased by $13 million and $4 million for the three and six months ended June 30, 2021, respectively, as compared to the prior-year periods. The incremental expense was primarily due to the acquisition-related loss on equity method investment during the three months ended June 30, 2021, which was partially offset by a decrease in expenses incurred at our Toledo direct reduction plant recorded in Miscellaneous – net prior to start of production in December 2020.
Other Income (Expense)
Interest expense, net
Interest expense, net increased by $16 million and $77 million for the three and six months ended June 30, 2021, respectively, as compared to the prior-year periods. The increases were primarily due to the incremental debt that we incurred in connection with the AK Steel Merger, along with borrowings on the ABL Facility, and a decrease in capitalized interest during 2021, due to the completion of our Toledo direct reduction plant in December 2020.
Gain (loss) on extinguishment of debt
The loss on extinguishment of debt of $22 million for the three months ended June 30, 2021, resulted from the repurchase of $396 million aggregate principal amount of 5.75% 2025 Senior Notes and the repurchase of $25 million aggregate principal amount of 9.875% 2025 Senior Secured Notes. The loss on extinguishment of debt of $88 million for the six months ended June 30, 2021, was also impacted by the repurchases in the first quarter of 2021 of $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes and $535 million in aggregate principal amount of our outstanding senior notes of various series.
The gain on extinguishment of debt of $130 million for the three months ended June 30, 2020, resulted from the repurchase of $748 million aggregate principal amount of our outstanding senior notes. The six months ended June 30, 2020, was also impacted by the purchase of $57 million aggregate principal amount of 7.50% 2023 AK Senior Notes and $9 million aggregate principal amount of 7.625% 2021 AK Senior Notes.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.

Net periodic benefit credits other than service cost component
The increases in Net periodic benefit credits other than service cost component of $31 million and $72 million for the three and six months ended June 30, 2021, respectively, as compared to the prior-year periods, primarily relate to an increase in the expected return on pension and voluntary employee benefit association trust assets acquired as a result of the Acquisitions. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further details.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period, but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax benefit (expense)	$(216)	$25	$(225)	$76
Effective tax rate	21%	19%	21%	33%
The difference in the effective rate and income tax expense from the comparable prior-year period primarily relates to the change in income.
Our 2021 estimated annual effective tax rate before discrete items is 21%. This estimated annual effective tax rate mirrors the U.S. statutory rate of 21%, as the adjusting items, including percentage depletion in excess of cost depletion, net to zero. The 2020 estimated annual effective tax rate before discrete items at June 30, 2020 was 31%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in income.
Adjusted EBITDA
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

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$795	$(108)	$852	$(157)
Less:
Interest expense, net	(85)	(69)	(177)	(100)
Income tax benefit (expense)	(216)	25	(225)	76
Depreciation, depletion and amortization	(208)	(77)	(425)	(112)
Total EBITDA	$1,304	$13	$1,679	$(21)
Less:
EBITDA of noncontrolling interests[1]	$21	$21	$43	$25
Gain (loss) on extinguishment of debt	(22)	130	(88)	133
Severance costs	(1)	(17)	(12)	(36)
Acquisition-related costs excluding severance costs	—	(2)	(2)	(25)
Acquisition-related loss on equity method investment	(18)	—	(18)	—
Amortization of inventory step-up	(37)	(36)	(118)	(59)
Impact of discontinued operations	1	(1)	1	—
Total Adjusted EBITDA	$1,360	$(82)	$1,873	$(59)

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$15	$16	$31	$19
Depreciation, depletion and amortization	6	5	12	6
EBITDA of noncontrolling interests	$21	$21	$43	$25
The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Steelmaking	$1,395	$(54)	$1,932	$(10)
Other Businesses	8	2	19	4
Corporate and eliminations	(43)	(30)	(78)	(53)
Total Adjusted EBITDA	$1,360	$(82)	$1,873	$(59)
Adjusted EBITDA from our Steelmaking segment for the three and six months ended June 30, 2021, increased by $1,449 million and $1,942 million, respectively, as compared to the prior-year periods. The results were favorably impacted by the operating results related to the acquired steelmaking operations. Our Steelmaking segment Adjusted EBITDA included $61 million of Selling, general and administrative expenses. See "—Steelmaking" below for further detail.
Adjusted EBITDA from Corporate and eliminations primarily relates to Selling, general and administrative expenses at our Corporate headquarters.
Steelmaking
The following is a summary of our Steelmaking segment results included in our consolidated financial statements for the three and six months ended June 30, 2021 and 2020. The results for 2021 include full period results for all Steelmaking operations. The results for 2020 include AK Steel operations subsequent to March 13, 2020, and our results from operations previously reported as part of our Mining and Pelletizing segment.
The following is a summary of our Steelmaking segment operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Results - In Millions
Revenues	$4,922	$1,023	$8,841	$1,360
Cost of goods sold	$(3,730)	$(1,142)	$(7,374)	$(1,477)
Selling Price - Per Ton
Average net selling price per net ton of steel products	$1,118	$1,041	$1,017	$1,026
The following tables represent our Steelmaking segment Revenues by product line:

	(Dollars In Millions, Sales Volumes In Thousands)
	Three Months Ended June 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Hot-rolled steel	$1,485	1,386	$42	63
Cold-rolled steel	773	720	88	123
Coated steel	1,379	1,247	301	333
Stainless and electrical steel	397	168	208	95
Plate steel	321	273	—	—
Other steel products	345	411	—	—
Iron products	155	849	377	3,718
Other	67	N/A	7	N/A
Total	$4,922		$1,023

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.

	(Dollars In Millions, Sales Volumes In Thousands)
	Six Months Ended June 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Hot-rolled steel	$2,404	2,568	$61	94
Cold-rolled steel	1,417	1,468	116	163
Coated steel	2,703	2,616	391	432
Stainless and electrical steel	760	335	264	122
Plate steel	572	548	—	—
Other steel products	635	814	—	—
Iron products	225	1,449	519	5,069
Other	125	N/A	9	N/A
Total	$8,841		$1,360

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.

Operating Results
Steelmaking revenues for the three and six months ended June 30, 2021 increased by $3,899 million and $7,481 million, respectively, compared to the prior-year periods, primarily due to the addition of sales following the Acquisitions. The three and six months ended June 30, 2021 included results of the operations acquired in the Acquisitions for the full six months, compared to the three and six months ended June 30, 2020, which included the operating results from AK Steel during the period of March 13, 2020 through June 30, 2020. Results for the three and six months ended June 30, 2021 were impacted positively by the increase in the price for domestic HRC, which is the most significant index driving our revenues and profitability. The HRC index averaged $1,374 per net ton for the first six months of 2021, 155% higher than the same period last year and currently at an all-time high as a direct result of favorable supply-demand dynamics following the COVID-19 pandemic. We have also benefited from higher steel shipments due to stronger demand.
Cost of goods sold for the three and six months ended June 30, 2021 increased by $2,588 million and $5,897 million, respectively, compared to the prior-year periods, predominantly due to additional sales as discussed above.
As a result, Adjusted EBITDA was $1,395 million and $1,932 million for the three and six months ended June 30, 2021, respectively, compared to negative Adjusted EBITDA of $54 million and $10 million for the three and six months ended June 30, 2020, respectively. Adjusted EBITDA for the three and six months ended June 30, 2021 was positively impacted by the addition of sales following the Acquisitions, the increase in the price for HRC and the higher demand for steel products, as discussed above.
Production
During the first six months of 2021, we produced 9.6 million net tons of raw steel, 13.6 million long tons of iron ore products and 1.5 million net tons of coke. Our Monessen facility acquired through the AM USA Transaction was temporarily idled due to impacts of the COVID-19 pandemic but is expected to resume production during the third quarter of 2021. We restarted our temporarily idled Columbus Coatings facility during the second quarter of 2021. During the first six months of 2020, we produced 0.8 million net tons of raw steel, 6.9 million long tons of iron ore pellets and 0.2 million net tons of coke.
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
Following the onset of the COVID-19 pandemic in the U.S. in 2020, our primary focus was to maintain adequate levels of liquidity to manage through a potentially prolonged economic downturn. Now that business conditions have improved and we expect to generate healthy free cash flow during the remaining six months of 2021, we believe we will have the ability to lower our long-term debt balance. We also look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future. In furtherance of these goals, we consummated the following financing transactions during the first six months of 2021.
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
The application of the net proceeds to us from the February 2021 financing transactions shifted our debt horizon by providing a four-year window in which none of our long-term senior notes are due, clearing the way for us to fully focus on operational integration.
Additionally, on June 28, 2021, we redeemed the entirety of our outstanding 5.75% 2025 Senior Notes using available liquidity. Pursuant to the terms of the indenture governing the 5.75% 2025 Senior Notes, we paid $415 million, including $396 million aggregate principal amount, plus make-whole premiums and accrued and unpaid interest to, but not including, the redemption date.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations.
The following discussion summarizes the significant items impacting our cash flows during the six months ended June 30, 2021 and 2020 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $132 million for the six months ended June 30, 2021, compared to net cash used by operating activities of $298 million for the six months ended June 30, 2020. The increase in cash provided by operating activities during the first six months of 2021, compared to 2020, was driven by improved operating results, partially offset by changes in working capital. Changes in working capital included increases in inventory primarily related to the automotive chip shortage, as well as increases in receivables primarily related to rising prices. The increase in cash provided by operating activities was also offset by deferred pension contributions.
Investing Activities
Net cash used by investing activities was $242 million and $1,152 million for the six months ended June 30, 2021 and 2020, respectively. We had capital expenditures of $298 million and $283 million for the six months ended June 30, 2021 and 2020, respectively. We had cash outflows for the development of the Toledo direct reduction plant of $54 million and $213 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, we spent $244 million and $70 million on sustaining capital expenditures during the six months ended June 30, 2021 and 2020, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
During the first six months of 2020, we had net cash outflows of $869 million for the acquisition of AK Steel, net of cash acquired, which included $590 million used to repay the former AK Steel Corporation revolving credit facility and $324 million used to purchase outstanding 7.50% 2023 AK Senior Notes.
We anticipate total cash used for capital expenditures during the next 12 months to be between $700 and $750 million.
Financing Activities
Net cash provided by financing activities was $71 million and $1,171 million for the six months ended June 30, 2021 and 2020, respectively. Cash inflows from financing activities for the six months ended June 30, 2021 included the issuances of $500 million aggregate principal amount of 4.625% 2029 Senior Notes, $500 million aggregate principal amount of 4.875% 2031 Senior Notes and 20 million common shares for proceeds of $322 million, along with net borrowings of $190 million under credit facilities. We used available liquidity to redeem all $396 million aggregate principal amount outstanding of our 5.75% 2025 Senior Notes. We used the net proceeds from the issuance of the 20 million common shares, and cash on hand, to repurchase $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes. We used the net proceeds from the issuances of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes to redeem all of the outstanding 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes, 7.625% 2021 AK Senior Notes, 7.50% 2023 AK Senior Notes and 6.375% 2025 AK

Senior Notes, and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
Net cash provided by financing activities for the six months ended June 30, 2020 primarily related to the issuances of $845 million aggregate principal amount of 6.75% 2026 Senior Secured Notes, $955 million aggregate principal amount of 9.875% 2025 Senior Secured Notes and borrowings of $800 million under the ABL Facility. The net proceeds from the initial issuance of $725 million aggregate principal amount of the 6.75% 2026 Senior Secured Notes, along with cash on hand, were used to purchase $373 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367 million aggregate principal amount of 7.50% 2023 AK Senior Notes and to pay for the $44 million of debt issuance costs in the first quarter of 2020. The net proceeds from the additional issuance of $555 million aggregate principal amount of the 9.875% 2025 Senior Secured Notes were used to repurchase $736 million aggregate principal amount of our outstanding senior notes. Additionally, during the second quarter of 2020, we repaid $250 million under the ABL Facility.
On July 27, 2021, we redeemed with cash all 583,273 shares outstanding of our Series B Participating Redeemable Preferred Stock at a redemption price of approximately $1.2 billion in the aggregate. There were no accumulated and unpaid dividends on the Series B Participating Redeemable Preferred Stock as of the redemption date.
We anticipate future uses of cash during the next 12 months to include repayment of our ABL balance, as well as opportunistic transactions, including other debt repayments.
Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
June 30, 2021
Cash and cash equivalents	$73

Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,670)
Letter of credit obligations	(235)
Borrowing capacity available	$1,595

1 As of June 30, 2021, the ABL Facility had a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $73 million as of June 30, 2021, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $1.7 billion in liquidity entering the third quarter of 2021, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2021, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
Information about our Guarantors and the Issuer of our Guaranteed Securities
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.75% 2026 Senior Secured Notes and the 9.875% 2025 Senior Secured Notes on a senior secured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of June 30, 2021. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of June 30, 2021.
The guarantee of a Guarantor subsidiary with respect to Cliffs' 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 9.875% 2025 Senior Secured Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	June 30, 2021	December 31, 2020
Current assets	$5,987	$4,903
Non-current assets	10,360	10,535
Current liabilities	(2,863)	(2,767)
Non-current liabilities	(10,096)	(10,563)

The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Six Months Ended
June 30, 2021
Revenues	$8,952
Cost of goods sold	(7,525)
Income from continuing operations	816
Net income	822
Net income attributable to Cliffs shareholders	822
As of June 30, 2021 and December 31, 2020, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	June 30, 2021	December 31, 2020
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$42	$69
Accounts payable	(22)	(17)

Balances with other related parties:
Accounts receivable, net	$3	$2
Accounts payable	(8)	(6)
Additionally, for the six months ended June 30, 2021, the obligated group had Revenues of $112 million and Cost of goods sold of $86 million, in each case with other related parties.
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
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs. The following table summarizes the impact of a 10% and 25% change in market price from the June 30, 2021 estimated price on our derivative instruments, thereby impacting our pre-tax income by the same amount.

	(In Millions)
	Positive or Negative Effect on Pre-tax Income
Commodity Derivative	10% Increase or Decrease	25% Increase or Decrease
Natural gas	$28	$70
Electricity	1	1
Zinc	3	9
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the six months ended June 30, 2021, we concluded that an event triggering the need for an impairment assessment did not occur.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of June 30, 2021, we had $1,670 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the current borrowing level would result in a change of $17 million to interest expense on an annual basis.
Supply Concentration Risks
Many of our operations and mines rely on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Investors are cautioned not to place undue reliance on forward-looking statements. Uncertainties and risk factors that could affect our future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:
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
•uncertainties associated with the highly competitive and cyclical steel industry and our reliance on the demand for steel from the automotive industry, which has been experiencing a trend toward light weighting and supply chain disruptions, such as the microchip shortage, that could result in lower steel volumes being consumed;
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

•our ability to reduce our indebtedness or return capital to shareholders within the expected timeframes or at all;
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
•availability of workers to fill critical operational positions and potential labor shortages caused by the COVID-19 pandemic, as well as our ability to attract, hire, develop and retain key personnel;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
JSW Steel Litigation. On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, “JSW Steel”) filed a complaint against Cleveland-Cliffs Inc., AK Steel Holding Corporation (now known as Cleveland-Cliffs Steel Holding Corporation), Nucor Corporation and United States Steel Corporation in the United States District Court for the Southern District of Texas. JSW Steel alleges that the defendants engaged in a group boycott against JSW Steel in violation of federal and Texas antitrust laws by refusing to sell semi-finished steel slabs to JSW Steel, beginning in 2018 and continuing through the present; civil conspiracy among the defendants; and tortious interference with JSW Steel’s contractual rights and business relations involving its vendors and customers. JSW Steel’s allegations involve the tariffs and quotas imposed on steel imports by the U.S. government under Section 232 beginning in March 2018, which JSW Steel alleges raised the price of imported slabs, and statements made to the U.S. government related to exemption requests submitted by JSW Steel in 2018 and 2021. JSW Steel further claims that this alleged anticompetitive conduct negatively impacted JSW Steel’s costs, production and revenues and prevented it from pursuing expansion plans at its Ohio and Texas facilities that would compete with the defendants. JSW Steel is seeking to hold the defendants jointly and severally liable for treble damages in an amount in excess of $500 million and other relief. We believe the claims asserted against us are without merit, and we intend to vigorously defend against them.

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
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2020, and in NOTE 18 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of our risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	541	$19.42	—	$—
May 1 - 31, 2021	628	20.36	—	—
June 1 - 30, 2021	—	—	—	—
Total	1,169	$19.92	—	$—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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

Exhibit Number	Exhibit
3.1	Fourth Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of the State of Ohio on September 25, 2020 (filed as Exhibit 3.2 to Cliffs’ Form 8-K on September 28, 2020 and incorporated herein by reference).
3.2	Certificate of Amendment to Fourth Amended Articles of Incorporation of Cliffs, as filed with the Secretary of State of the State of Ohio on December 7, 2020 (filed as Exhibit 3.1 to Cliffs Form 8-K on December 9, 2020 and incorporated herein by reference).
3.3	Certificate of Amendment to Fourth Amended Articles of Incorporation of Cliffs, as amended, as filed with the Secretary of State of the State of Ohio on April 29, 2021 (filed as Exhibit 3.1 to Cliffs Form 8-K on April 30, 2021 and incorporated herein by reference).
10.1	*Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K filed on April 30, 2021 and incorporated herein by reference).
10.2	*Cleveland-Cliffs Inc. 2021 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.2 to Cliffs’ Form 8-K filed on April 30, 2021 and incorporated herein by reference).
10.3	*Form of Restricted Shares Agreement for Nonemployee Directors (filed herewith).
10.4	*Form of Deferred Shares Agreement for Nonemployee Directors (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 9.875% 2025 Senior Secured Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 28, 2021 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci as of July 28, 2021 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 28, 2021 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Keith A. Koci, Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 28, 2021 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101	The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Vice President, Corporate Controller & Chief Accounting Officer

Date:	July 28, 2021