Form 10-Q
period 2021-09-30
CLEVELAND-CLIFFS INC.
filed 2021-10-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 500,090,665 as of October 25, 2021.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
2020 Acquisitions	The AK Steel Merger and AM USA Transaction, together
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, severance, acquisition-related costs, acquisition-related loss on equity method investment, amortization of inventory step-up and impacts of discontinued operations
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AK Steel Merger	The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cleveland-Cliffs Inc., subject to the terms and conditions set forth in the AK Steel Merger Agreement, consummated on March 13, 2020
AK Steel Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cleveland-Cliffs Inc., AK Steel and Merger Sub
AM USA Transaction	The acquisition of ArcelorMittal USA, consummated on December 9, 2020
AM USA Transaction Agreement	Transaction Agreement, dated as of September 28, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, and Kote and Tek, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOF	Basic Oxygen Furnaces
Board	The Board of Directors of Cleveland-Cliffs Inc.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EDC	Export Development Canada
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
FPT	Ferrous Processing and Trading Company, including certain related entities
FPT Acquisition	The purchase of FPT, subject to the terms and conditions set forth in the FPT Acquisition Agreement
FPT Acquisition Agreement	Securities Purchase Agreement, dated as of October 8, 2021, by and between Cleveland-Cliffs Inc. and Anthony Soave Revocable Trust u/a/d January 14, 1987, as amended and restated
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
HBI	Hot briquetted iron
Hibbing	Iron ore mining property owned by Hibbing Taconite Company, an unincorporated joint venture between subsidiaries of Cliffs and U.S. Steel
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
Kote and Tek	I/N Kote L.P. (n/k/a Cleveland-Cliffs Kote L.P.) and I/N Tek L.P. (n/k/a Cleveland-Cliffs Tek L.P.), former joint ventures between subsidiaries of the former ArcelorMittal USA LLC and Nippon Steel Corporation
Long ton	2,240 pounds
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the AK Steel Merger
Metric ton	2,205 pounds

Abbreviation or acronym	Term
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
RI/FS	Remedial Investigation/Feasibility Study
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
U.S.	United States of America
U.S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
UAW	United Auto Workers
USMCA	United States-Mexico-Canada Agreement
VIE	Variable interest entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$42	$112
Accounts receivable, net	2,348	1,169
Inventories	4,505	3,828
Other current assets	251	189
Total current assets	7,146	5,298
Non-current assets:
Property, plant and equipment, net	8,974	8,743
Goodwill	1,072	1,406
Deferred income taxes	70	537
Other non-current assets	804	787
TOTAL ASSETS	$18,066	$16,771
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,828	$1,575
Accrued employment costs	592	460
Pension and OPEB liabilities, current	151	151
Other current liabilities	708	743
Total current liabilities	3,279	2,929
Non-current liabilities:
Long-term debt	5,350	5,390
Pension and OPEB liabilities, non-current	3,773	4,113
Other non-current liabilities	1,374	1,260
TOTAL LIABILITIES	13,776	13,692
Commitments and contingencies (See Note 18)
Series B Participating Redeemable Preferred Stock - no par value
Authorized, Issued and Outstanding - no shares (2020 - 583,273 shares)	—	738
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2020 - 600,000,000 shares);
Issued - 506,832,537 shares (2020 - 506,832,537 shares);
Outstanding - 500,055,941 shares (2020 - 477,517,372 shares)	63	63
Capital in excess of par value of shares	4,887	5,431
Retained deficit	(894)	(2,989)
Cost of 6,776,596 common shares in treasury (2020 - 29,315,165 shares)	(83)	(354)
Accumulated other comprehensive income (loss)	23	(133)
Total Cliffs shareholders' equity	3,996	2,018
Noncontrolling interest	294	323
TOTAL EQUITY	4,290	2,341
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$18,066	$16,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$6,004	$1,646	$15,098	$3,098
Operating costs:
Cost of goods sold	(4,229)	(1,525)	(11,838)	(3,089)
Selling, general and administrative expenses	(112)	(59)	(311)	(149)
Acquisition-related costs	(4)	(7)	(18)	(68)
Miscellaneous – net	(10)	(17)	(38)	(41)
Total operating costs	(4,355)	(1,608)	(12,205)	(3,347)
Operating income (loss)	1,649	38	2,893	(249)
Other income (expense):
Interest expense, net	(81)	(68)	(258)	(168)
Gain (loss) on extinguishment of debt	—	—	(88)	133
Net periodic benefit credits other than service cost component	46	9	139	30
Other non-operating income	1	1	5	1
Total other expense	(34)	(58)	(202)	(4)
Income (loss) from continuing operations before income taxes	1,615	(20)	2,691	(253)
Income tax benefit (expense)	(334)	22	(559)	98
Income (loss) from continuing operations	1,281	2	2,132	(155)
Income from discontinued operations, net of tax	1	—	2	—
Net income (loss)	1,282	2	2,134	(155)
Income attributable to noncontrolling interest	(8)	(12)	(39)	(31)
Net income (loss) attributable to Cliffs shareholders	$1,274	$(10)	$2,095	$(186)

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$2.46	$(0.02)	$3.87	$(0.51)
Discontinued operations	—	—	—	—
	$2.46	$(0.02)	$3.87	$(0.51)
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$2.33	$(0.02)	$3.69	$(0.51)
Discontinued operations	—	—	—	—
	$2.33	$(0.02)	$3.69	$(0.51)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss)
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,282	$2	$2,134	$(155)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	6	6	20	18
Changes in foreign currency translation	—	2	(1)	2
Changes in derivative financial instruments, net of tax	83	16	137	17
Total other comprehensive income	89	24	156	37
Comprehensive income (loss)	1,371	26	2,290	(118)
Comprehensive income attributable to noncontrolling interests	(8)	(12)	(39)	(31)
Comprehensive income (loss) attributable to Cliffs shareholders	$1,363	$14	$2,251	$(149)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$2,134	$(155)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	664	184
Amortization of inventory step-up	129	74
Changes in deferred revenue	1	(46)
Deferred income taxes	557	(90)
Pension and OPEB credits	(59)	(11)
Loss (gain) on extinguishment of debt	88	(133)
Gain on derivatives	—	(19)
Other	79	47
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(1,175)	260
Inventories	(793)	(4)
Pension and OPEB payments and contributions	(279)	(31)
Payables, accrued expenses and other liabilities	302	(127)
Net cash provided (used) by operating activities	1,648	(51)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(473)	(379)
Acquisition of AK Steel, net of cash acquired	—	(869)
Acquisition of ArcelorMittal USA, net of cash acquired	54	—
Other investing activities	5	8
Net cash used by investing activities	(414)	(1,240)
FINANCING ACTIVITIES
Series B Redeemable Preferred Stock redemption	(1,343)	—
Proceeds from issuance of common shares	322	—
Proceeds from issuance of debt	1,000	1,763
Debt issuance costs	(17)	(58)
Repayments of debt	(1,346)	(1,000)
Borrowings under credit facilities	4,353	800
Repayments under credit facilities	(4,160)	(400)
Repayments of leased liabilities	(70)	(9)
SunCoke Middletown distributions to noncontrolling interest owners	(57)	(48)
Other financing activities	14	(54)
Net cash provided (used) by financing activities	(1,304)	994
Net decrease in cash and cash equivalents	(70)	(297)
Cash and cash equivalents at beginning of period	112	353
Cash and cash equivalents at end of period	$42	$56
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	41	—	13	16	70
Issuance of common stock	20	—	78	—	244	—	—	322
Stock and other incentive plans	1	—	(22)	—	17	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(1)	(1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2021	499	$63	$5,487	$(2,948)	$(93)	$(120)	$330	$2,719
Comprehensive income	—	—	—	780	—	54	15	849
Stock and other incentive plans	1	—	4	—	6	—	—	10
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(13)	(13)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
June 30, 2021	500	$63	$5,491	$(2,168)	$(87)	$(66)	$308	$3,541
Comprehensive income	—	—	—	1,274	—	89	8	1,371
Stock and other incentive plans	—	—	5	—	4	—	—	9
Series B Redeemable Preferred Stock redemption	—	—	(605)	—	—	—	—	(605)
1.500% 2025 Convertible Notes repurchase	—	—	(4)	—	—	—	—	(4)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
September 30, 2021	500	$63	$4,887	$(894)	$(83)	$23	$294	$4,290

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Deficit	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2019	271	$37	$3,873	$(2,842)	$(391)	$(319)	$—	$358
Comprehensive income (loss)	—	—	—	(52)	—	2	3	(47)
Stock and other incentive plans	1	—	(24)	—	26	—	—	2
Acquisition of AK Steel	127	16	602	—	—	—	330	948
Common stock dividends ($0.06 per share)	—	—	—	(24)	—	—	—	(24)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
March 31, 2020	399	$53	$4,451	$(2,918)	$(365)	$(317)	$327	$1,231
Comprehensive income (loss)	—	—	—	(124)	—	11	16	(97)
Stock and other incentive plans	—	—	(7)	—	9	—	—	2
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
June 30, 2020	399	$53	$4,444	$(3,042)	$(356)	$(306)	$325	$1,118
Comprehensive income (loss)	—	—	—	(10)	—	24	12	26
Stock and other incentive plans	—	—	3	—	1	—	—	4
Net distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
September 30, 2020	399	$53	$4,447	$(3,052)	$(355)	$(282)	$313	$1,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2021 and March 31, 2021.
Proposed FPT Acquisition
On October 8, 2021, we entered into the FPT Acquisition Agreement, pursuant to which Cliffs will acquire FPT for an aggregate purchase price of $775 million, on a cash-free, debt-free basis and subject to customary adjustment. We expect to complete the FPT Acquisition in the fourth quarter of 2021. Completion of the FPT Acquisition is subject to various customary closing conditions, including the receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, and it is possible factors outside of our control could result in the FPT Acquisition being completed at a later time or not at all. The FPT Acquisition Agreement also contains certain termination rights that may be exercised by either party. We plan to complete the FPT Acquisition as soon as reasonably practicable following the satisfaction or waiver of all applicable conditions.
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
Investments in Affiliates
We have investments in several businesses accounted for using the equity method of accounting. As of September 30, 2021 and December 31, 2020, our investment in affiliates of $116 million and $105 million, respectively, was classified in Other non-current assets.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.

Recent Accounting Pronouncements
Issued and Not Effective
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update requires certain convertible instruments to be accounted for as a single liability measured at its amortized cost. Additionally, the update requires the use of the "if-converted" method, removing the treasury stock method, when calculating diluted shares. The two methods of adoption are the full and modified retrospective approaches. We expect to utilize the modified retrospective approach. Using this approach, the guidance shall be applied to transactions outstanding as of the beginning of the fiscal year in which the amendment is adopted. The final rule is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We expect the adoption of this update will add approximately 17 million dilutive shares unless the additional shares under the if-converted method are anti-dilutive. We expect to adopt the update at the required adoption date of January 1, 2022.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2021	2020
Allowance for credit losses as of January 1	$(5)	$—
Increase in allowance	—	(5)
Allowance for credit losses as of September 30	$(5)	$(5)
Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	September 30, 2021	December 31, 2020
Product inventories
Finished and semi-finished goods	$2,510	$2,125
Raw materials	1,711	1,431
Total product inventories	4,221	3,556
Manufacturing supplies and critical spares	284	272
Inventories	$4,505	$3,828
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2021	2020
Capital additions	$572	$333
Less:
Non-cash accruals	64	(89)
Right-of-use assets - finance leases	35	43
Cash paid for capital expenditures including deposits	$473	$379

Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Nine Months Ended September 30,
	2021	2020
Taxes paid on income	$38	$3
Income tax refunds	(15)	(119)
Interest paid on debt obligations net of capitalized interest[1]	231	117

[1] Capitalized interest was $4 million and $38 million for the nine months ended September 30, 2021 and 2020, respectively.
NOTE 3 - ACQUISITIONS
In 2020, we acquired two major steelmakers, AK Steel and ArcelorMittal USA, vertically integrating our legacy iron ore business with steel production. Our fully-integrated portfolio includes custom-made pellets and HBI; flat-rolled carbon steel, stainless, electrical, plate, tinplate, slabs and long steel products; and carbon and stainless steel tubing, hot and cold stamping and tooling. The AK Steel Merger combined Cliffs, a producer of iron ore pellets, with AK Steel, a producer of flat-rolled carbon, stainless and electrical steel products, to create a vertically integrated producer of value-added iron ore and steel products. The AM USA Transaction transformed us into a fully-integrated steel enterprise with the size and scale to expand product offerings and improve through-the-cycle margins.
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
We incurred acquisition-related costs excluding severance costs of $1 million and $3 million for the three and nine months ended September 30, 2021, respectively, which were recorded in Acquisition-related costs on the Statements of Unaudited Condensed Consolidated Operations.
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

The fair value of Cliffs common shares issued was calculated as follows:

Number of Cliffs common shares issued	78,186,671
Closing price of Cliffs common share as of December 9, 2020	$12.66
Fair value of Cliffs common shares issued (in millions)	$990
The fair value of Cliffs Series B Participating Redeemable Preferred Stock issued was calculated as follows:

Number of Cliffs Series B Participating Redeemable Preferred Stock issued	583,273
Redemption price per share as of December 9, 2020	$1,266
Fair value of Cliffs Series B Participating Redeemable Preferred Stock issued (in millions)	$738
The fair value of the estimated cash consideration was comprised of the following:

(In Millions)
Cash consideration pursuant to the AM USA Transaction Agreement	$505
Cash consideration for purchase of the remaining JV partner's interest of Kote and Tek	182
Total cash consideration receivable	(48)
Total cash consideration	$639
The cash portion of the purchase price was subject to customary working capital adjustments, and the working capital adjustments were finalized during the second quarter of 2021. We made certain elections under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, which did not change the final cash consideration.
The fair value of the settlement of a pre-existing relationship was comprised of the following:

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

The preliminary purchase price allocation to assets acquired and liabilities assumed in the AM USA Transaction was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$35	$—	$35
Accounts receivable, net	349	(5)	344
Inventories	2,115	14	2,129
Other current assets	34	(1)	33
Property, plant and equipment	4,017	372	4,389
Other non-current assets	158	7	165
Accounts payable	(758)	27	(731)
Accrued employment costs	(271)	4	(267)
Pension and OPEB liabilities, current	(109)	—	(109)
Other current liabilities	(398)	(8)	(406)
Pension and OPEB liabilities, non-current	(3,195)	—	(3,195)
Other non-current liabilities	(598)	(81)	(679)
Noncontrolling interest	(13)	13	—
Net identifiable assets acquired	1,366	342	1,708
Goodwill	1,230	(334)	896
Total net assets acquired	$2,596	$8	$2,604
During the period subsequent to the AM USA Transaction, we made certain measurement period adjustments to the acquired assets and liabilities assumed due to clarification of information utilized to determine fair value during the measurement period. The measurement period adjustment related to the revaluation of the Company's previously held equity method investment, which is now being consolidated post-acquisition, resulted in a loss of $18 million, within Miscellaneous – net for the nine months ended September 30, 2021.
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

[1] Included as non-cash investing activities in the Statement of Unaudited Condensed Consolidated Cash Flows for the nine months ended September 30, 2020.
The fair value of Cliffs common shares issued for outstanding shares of AK Steel common stock and with respect to Cliffs common shares underlying converted AK Steel equity awards that vested upon completion of the AK Steel Merger was calculated as follows:

(In Millions, Except Per Share Amounts)
Number of shares of AK Steel common stock issued and outstanding	317
Exchange ratio	0.400
Number of Cliffs common shares issued to AK Steel stockholders	127
Price per share of Cliffs common shares	$4.87
Fair value of Cliffs common shares issued for AK Steel outstanding common stock	$618
The fair value of AK Steel's debt included in the consideration was calculated as follows:

(In Millions)
Credit Facility	$590
7.500% Senior Secured Notes due July 2023	324
Fair value of debt included in consideration	$914

Valuation Assumption and Purchase Price Allocation
The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the AK Steel Merger was based on estimated fair values at March 13, 2020, and was finalized during the quarter ended March 31, 2021. The following is a summary of the purchase price allocation to assets acquired and liabilities assumed in the AK Steel Merger:

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

Pro Forma Results
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, for the three and nine months ended September 30, 2020, as if AK Steel had been acquired as of January 1, 2019:

	(In Millions)
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenues	$1,646	$4,265
Net loss attributable to Cliffs shareholders	(6)	(124)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the AK Steel Merger occurred on January 1, 2019. Significant pro forma adjustments include the following:
1.The elimination of intercompany revenues between Cliffs and AK Steel of $136 million and $395 million for the three and nine months ended September 30, 2020, respectively.
2.The 2020 pro forma Net loss was adjusted to exclude $15 million and $74 million of non-recurring inventory acquisition accounting adjustments incurred during the three and nine months ended September 30, 2020, respectively.
3.The elimination of nonrecurring transaction costs incurred by Cliffs and AK Steel in connection with the AK Steel Merger of $1 million and $29 million for the three and nine months ended September 30, 2020, respectively.
4.Total other pro forma adjustments included expense of $10 million for both the three and nine months ended September 30, 2020, primarily due to increased interest expense, offset by reduced amortization expense, depreciation expense and pension and OPEB expense.
5.The income tax impact of pro forma transaction adjustments that affect Net loss attributable to Cliffs shareholders at a statutory rate of 24.3% resulted in an income tax benefit of $6 million and $2 million for the three and nine months ended September 30, 2020, respectively.
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
Prior to the AM USA Transaction, we had a supply agreement with ArcelorMittal USA, which included supplemental revenue or refunds based on the HRC price in the year the iron ore was consumed in ArcelorMittal USA's blast furnaces. As control transferred prior to consumption, the supplemental revenue was recorded in accordance with Topic 815. All sales occurring subsequent to the AM USA Transaction are intercompany and eliminated in consolidation. Included within Revenues related to Topic 815 for the supplemental revenue portion of the supply agreement is derivative revenue of $9 million and $14 million for the three and nine months ended September 30, 2020, respectively.
The following table represents our Revenues by market:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Steelmaking:
Automotive	$1,149	$790	$3,577	$1,201
Infrastructure and manufacturing	1,603	190	3,889	420
Distributors and converters	2,447	135	5,672	326
Steel producers	670	391	1,572	919
Total Steelmaking	5,869	1,506	14,710	2,866
Other Businesses:
Automotive	105	123	306	188
Infrastructure and manufacturing	12	9	33	26
Distributors and converters	18	8	49	18
Total Other Businesses	135	140	388	232
Total revenues	$6,004	$1,646	$15,098	$3,098

The following tables represent our Revenues by product line:

	(Dollars in Millions, Sales Volumes in Thousands)
	Three Months Ended September 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Steelmaking:
Hot-rolled steel	$1,800	1,332	$89	134
Cold-rolled steel	935	728	126	179
Coated steel	1,635	1,291	604	656
Stainless and electrical steel	441	177	296	146
Plate steel	357	244	—	—
Other steel products	374	381	—	—
Iron products	252	1,426	384	3,703
Other	75	N/A	7	N/A
Total Steelmaking	5,869		1,506
Other Businesses:
Other	135	N/A	140	N/A
Total revenues	$6,004		$1,646

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.

	(Dollars in Millions, Sales Volumes in Thousands)
	Nine Months Ended September 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Steelmaking:
Hot-rolled steel	$4,204	3,900	$150	228
Cold-rolled steel	2,352	2,196	242	342
Coated steel	4,338	3,907	995	1,088
Stainless and electrical steel	1,201	512	560	268
Plate steel	929	792	—	—
Other steel products	1,009	1,195	—	—
Iron products	477	2,875	903	8,772
Other	200	N/A	16	N/A
Total steelmaking	14,710		2,866
Other Businesses:
Other	388	N/A	232	N/A
Total revenues	$15,098		$3,098

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

Our results by segment are as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Steelmaking	$5,869	$1,506	$14,710	$2,866
Other Businesses	135	140	388	232
Total revenues	$6,004	$1,646	$15,098	$3,098

Adjusted EBITDA:
Steelmaking	$1,969	$127	$3,901	$117
Other Businesses	6	18	25	22
Corporate and eliminations	(42)	(19)	(120)	(72)
Total Adjusted EBITDA	$1,933	$126	$3,806	$67
The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,282	$2	$2,134	$(155)
Less:
Interest expense, net	(81)	(68)	(258)	(168)
Income tax benefit (expense)	(334)	22	(559)	98
Depreciation, depletion and amortization	(239)	(72)	(664)	(184)
	1,936	120	3,615	99
Less:
EBITDA of noncontrolling interests[1]	17	16	60	41
Gain (loss) on extinguishment of debt	—	—	(88)	133
Severance costs	(3)	(2)	(15)	(38)
Acquisition-related costs excluding severance costs	(1)	(5)	(3)	(30)
Acquisition-related loss on equity method investment	—	—	(18)	—
Amortization of inventory step-up	(11)	(15)	(129)	(74)
Impact of discontinued operations	1	—	2	—
Total Adjusted EBITDA	$1,933	$126	$3,806	$67

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$8	$12	$39	$31
Depreciation, depletion and amortization	9	4	21	10
EBITDA of noncontrolling interests	$17	$16	$60	$41

The following summarizes our assets by segment:

	(In Millions)
	September 30, 2021	December 31, 2020
Assets:
Steelmaking	$17,439	$15,849
Other Businesses	351	239
Total segment assets	17,790	16,088
Corporate	276	683
Total assets	$18,066	$16,771
The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capital additions[1]:
Steelmaking	$233	$93	$512	$313
Other Businesses	10	9	42	19
Corporate	—	—	18	1
Total capital additions	$243	$102	$572	$333

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	September 30, 2021	December 31, 2020
Land, land improvements and mineral rights	$1,285	$1,213
Buildings	852	703
Equipment	8,334	6,786
Other	213	151
Construction in progress	417	1,364
Total property, plant and equipment[1]	11,101	10,217
Allowance for depreciation and depletion	(2,127)	(1,474)
Property, plant and equipment, net	$8,974	$8,743

[1] Includes right-of-use assets related to finance leases of $396 million and $361 million as of September 30, 2021 and December 31, 2020, respectively.
We recorded depreciation and depletion expense of $238 million and $661 million for the three and nine months ended September 30, 2021, respectively, and $72 million and $183 million for the three and nine months ended September 30, 2020, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of Goodwill by segment:

	(In Millions)
	September 30, 2021	December 31, 2020
Steelmaking	$898	$1,232
Other Businesses	174	174
Total goodwill	$1,072	$1,406
The decrease of $334 million in the balance of Goodwill in our Steelmaking segment as of September 30, 2021, compared to December 31, 2020, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the acquisition of ArcelorMittal USA. Refer to NOTE 3 - ACQUISITIONS for further details.
Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

	(In Millions)
	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$77	$(7)	$70	$77	$(3)	$74
Developed technology	60	(6)	54	60	(3)	57
Trade names and trademarks	11	(2)	9	11	(1)	10
Mining permits	72	(25)	47	72	(25)	47
Total intangible assets	$220	$(40)	$180	$220	$(32)	$188
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$12	$(59)	$(71)	$7	$(64)

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
Amortization expense related to intangible assets was $3 million and $8 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2020, respectively. Estimated future amortization expense is $3 million for the remainder of 2021 and $10 million annually for the years 2022 through 2026.
Income from amortization related to the intangible liabilities was $2 million and $5 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2020, respectively. Estimated future income from amortization is $2 million for the remainder of 2021 and $5 million annually for the years 2022 through 2026.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
September 30, 2021
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Unamortized Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	$607	$(4)	$(14)	$589
6.750% 2026 Senior Secured Notes	Cliffs	6.99%	845	(16)	(8)	821
Senior Unsecured Notes:
1.500% 2025 Convertible Senior Notes	Cliffs	6.26%	294	(3)	(42)	249
7.000% 2027 Senior Notes	Cliffs	9.24%	73	—	(7)	66
7.000% 2027 AK Senior Notes	AK Steel	9.24%	56	—	(5)	51
5.875% 2027 Senior Notes	Cliffs	6.49%	556	(4)	(16)	536
4.625% 2029 Senior Notes	Cliffs	4.63%	500	(8)	—	492
4.875% 2031 Senior Notes	Cliffs	4.88%	500	(8)	—	492
6.250% 2040 Senior Notes	Cliffs	6.34%	263	(2)	(3)	258
IRBs due 2024 to 2028	AK Steel	Various	92	—	2	94
EDC Revolving Facilities[3]	*	Various	80	—	—	55
ABL Facility[3]	Cliffs[2]	2.23%	3,500	—	—	1,673
Total debt						5,376
Less: current debt						26
Total long-term debt						$5,350

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

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] The total principal amounts for the indicated credit facilities are stated at their respective maximum borrowing capacities.

(In Millions)
December 31, 2020
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	Total Principal Amount	Unamortized Debt Issuance Costs	Unamortized Premiums (Discounts)	Total Debt
Senior Secured Notes:
4.875% 2024 Senior Notes	Cliffs	5.00%	$395	$(3)	$(1)	$391
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	955	(8)	(25)	922
6.750% 2026 Senior Secured Notes	Cliffs	6.99%	845	(20)	(9)	816
Senior Unsecured Notes:
7.625% 2021 AK Senior Notes	AK Steel	7.33%	34	—	—	34
7.500% 2023 AK Senior Notes	AK Steel	6.17%	13	—	—	13
6.375% 2025 Senior Notes	Cliffs	8.11%	64	—	(4)	60
6.375% 2025 AK Senior Notes	AK Steel	8.11%	29	—	(2)	27
1.500% 2025 Convertible Senior Notes	Cliffs	6.26%	296	(4)	(49)	243
5.750% 2025 Senior Notes	Cliffs	6.01%	396	(3)	(4)	389
7.000% 2027 Senior Notes	Cliffs	9.24%	73	—	(8)	65
7.000% 2027 AK Senior Notes	AK Steel	9.24%	56	—	(6)	50
5.875% 2027 Senior Notes	Cliffs	6.49%	556	(4)	(18)	534
6.250% 2040 Senior Notes	Cliffs	6.34%	263	(2)	(3)	258
IRBs due 2024 to 2028	AK Steel	Various	92	—	2	94
EDC Revolving Facility[3]	*	3.25%	40	—	—	18
ABL Facility[3]	Cliffs[2]	2.15%	3,500	—	—	1,510
Total debt						5,424
Less: current debt						34
Total long-term debt						$5,390

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
Debt Extinguishments - 2021
During the third quarter of 2021, we issued a notice of redemption to the holders of our IRBs due 2024, which were redeemed on October 15, 2021. As such, the aggregate principal amount of $26 million for our IRBs due 2024 was classified as current debt as of September 30, 2021.
During the third quarter of 2021, we repurchased $2 million in aggregate principal amount of 1.500% 2025 Convertible Senior Notes. On June 28, 2021, we redeemed all of the $396 million aggregate principal amount outstanding of the 5.750% 2025 Senior Notes using available liquidity. During the second quarter of 2021, we also repurchased $25 million aggregate principal amount of 9.875% 2025 Senior Secured Notes.
On March 11, 2021, we redeemed $322 million in aggregate principal amount of the 9.875% 2025 Senior Secured Notes using the net proceeds from the February 11, 2021 issuance of 20 million common shares and cash on hand. On March 12, 2021, we fully redeemed the 4.875% 2024 Senior Secured Notes, 7.625% 2021 AK Senior Notes, 7.500% 2023 AK Senior Notes, 6.375% 2025 Senior Notes and 6.375% 2025 AK Senior Notes, which totaled an aggregate principal amount of $535 million.

The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Debt Instrument	Debt Extinguished	(Loss) on Extinguishment	Debt Extinguished	(Loss) on Extinguishment
9.875% 2025 Senior Secured Notes	$—	$—	$347	$(47)
4.875% 2024 Senior Secured Notes	—	—	395	(14)
7.625% 2021 AK Senior Notes	—	—	34	—
7.500% 2023 AK Senior Notes	—	—	13	—
6.375% 2025 Senior Notes	—	—	64	(7)
1.500% 2025 Convertible Senior Notes	2	—	2	—
6.375% 2025 AK Senior Notes	—	—	29	(3)
5.750% 2025 Senior Notes	—	—	396	(17)
	$2	$—	$1,280	$(88)
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
On March 13, 2020, in connection with the AK Steel Merger, we purchased $364 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $311 million aggregate principal amount of 7.500% 2023 AK Senior Notes upon early settlement of tender offers made by Cliffs. The net proceeds from the offering of 6.750% 2026 Senior Secured Notes, along with a portion of the ABL Facility borrowings, were used to fund such purchases. As the 7.625% 2021 AK Senior Notes and 7.500% 2023 AK Senior Notes were recorded at fair value just prior to being purchased, there was no gain or loss on extinguishment. Additionally, in connection with the final settlement of the tender offers, we purchased $9 million aggregate principal amount of the 7.625% 2021 AK Senior Notes and $57 million aggregate principal amount of the 7.500% 2023 AK Senior Notes with cash on hand.
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Nine Months Ended September 30, 2020
Debt Instrument	Debt Extinguished	Gain on Extinguishment
7.625% 2021 AK Senior Notes	$373	$—
7.500% 2023 AK Senior Notes	367	3
4.875% 2024 Senior Secured Notes	6	1
6.375% 2025 Senior Notes	168	21
1.500% 2025 Convertible Senior Notes	20	1
5.750% 2025 Senior Notes	77	16
7.000% 2027 Senior Notes	247	29
5.875% 2027 Senior Notes	194	49
6.250% 2040 Senior Notes	36	13
	$1,488	$133
ABL Facility
As of September 30, 2021, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
September 30, 2021
Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,673)
Letter of credit obligations[2]	(236)
Borrowing capacity available	$1,591

1 As of September 30, 2021, the ABL Facility has a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, insurance, operating agreements, IRBs and environmental obligations.

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2021:

(In Millions)
Maturities of Debt
2021 (remaining period of year)	$26
2022	—
2023	55
2024	36
2025	2,574
Thereafter	2,823
Total maturities of debt	$5,514
NOTE 9 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		September 30, 2021		December 31, 2020
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	Level 1	$3,554	$4,385	$3,802	$4,446
IRBs due 2024 to 2028	Level 1	94	93	94	91
EDC Revolving Facilities - outstanding balance	Level 2	55	55	18	18
ABL Facility - outstanding balance	Level 2	1,673	1,673	1,510	1,510
Total		$5,376	$6,206	$5,424	$6,065
The fair value of both current and long-term debt was determined using quoted market prices.
NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.

The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$14	$5	$42	$16
Interest cost	26	20	78	43
Expected return on plan assets	(89)	(38)	(269)	(93)
Amortization:
Prior service costs	1	1	1	1
Net actuarial loss	8	8	24	21
Net periodic benefit credits	$(40)	$(4)	$(124)	$(12)
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$13	$1	$38	$3
Interest cost	19	4	56	11
Expected return on plan assets	(10)	(4)	(30)	(13)
Amortization:
Prior service credits	(2)	(1)	(2)	(2)
Net actuarial loss	1	1	3	2
Net periodic benefit costs	$21	$1	$65	$1
Based on funding requirements, we made defined benefit pension contributions of $1 million and $154 million for the three and nine months ended September 30, 2021, respectively, compared to defined benefit pension contributions of $1 million and $5 million for the three and nine months ended September 30, 2020, respectively. As a result of the CARES Act enacted on March 27, 2020, we deferred $118 million of 2020 pension contributions, which were paid on January 4, 2021. For the three and nine months ended September 30, 2021, we made contributions of $22 million and $27 million, respectively, for our voluntary employee benefit association trust plans. Based on funding requirements, no contributions for our voluntary employee benefit association trust plans were required or made for the three and nine months ended September 30, 2020.
NOTE 11 - INCOME TAXES
Our 2021 estimated annual effective tax rate before discrete items as of September 30, 2021 is 21%. The estimated annual effective tax rate mirrors the U.S. statutory rate of 21%, as the adjusting items, including percentage depletion in excess of cost depletion, net to zero. The 2020 estimated annual effective tax rate before discrete items as of September 30, 2020 was 36%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in income.

NOTE 12 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	September 30, 2021	December 31, 2020
Asset retirement obligations[1]	$392	$342
Less: current portion	25	7
Long-term asset retirement obligations	$367	$335

[1] Includes $236 million and $190 million related to our active operations as of September 30, 2021 and December 31, 2020, respectively.
The accrued closure obligation provides for contractual and legal obligations related to our indefinitely idled and closed operations and for the eventual closure of our active operations. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining mineral reserves, and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. As the majority of our asset retirement obligations at our steelmaking operations have indeterminate settlement dates, asset retirement obligations have been recorded at present values using estimated ranges of the economic lives of the underlying assets.
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2021	2020
Asset retirement obligation as of January 1	$342	$165
Increase from acquisitions	57	17
Accretion expense	13	8
Remediation payments	(20)	(4)
Asset retirement obligation as of September 30	$392	$186
The increase from acquisitions for the nine months ended September 30, 2021 relates to measurement period adjustments as a result of the preliminary purchase price allocation of the AM USA Transaction.
NOTE 13 - CAPITAL STOCK
Series B Participating Redeemable Preferred Stock Redemption
We had 583,273 shares of the Series B Participating Redeemable Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020. During the third quarter of 2021, we redeemed all 583,273 shares of the Series B Participating Redeemable Preferred Stock at a redemption price of $1.3 billion using borrowings under our ABL Facility.
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
Preferred Stock
We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value, authorized, of which, none are issued or outstanding as of September 30, 2021. We also have 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized, of which, none are issued or outstanding as of September 30, 2021.
Dividends
The below table summarizes our dividend activity during 2020:

Declaration Date	Record Date	Payment Date	Dividend Declared per Common Share
2/18/2020	4/3/2020	4/15/2020	$0.06
12/2/2019	1/3/2020	1/15/2020	0.06
Subsequent to the dividend paid on April 15, 2020, our Board suspended future dividends.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the changes in Accumulated other comprehensive income (loss) related to Cliffs shareholders’ equity:

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Income (Loss)
December 31, 2020	$(135)	$3	$(1)	$(133)
Other comprehensive income (loss) before reclassifications	—	(1)	8	7
Net (income) loss reclassified from AOCI	7	—	(1)	6
March 31, 2021	$(128)	$2	$6	$(120)
Other comprehensive income before reclassifications	—	—	51	51
Net (income) loss reclassified from AOCI	7	—	(4)	3
June 30, 2021	$(121)	$2	$53	$(66)
Other comprehensive income before reclassifications	—	—	93	93
Net (income) loss reclassified from AOCI	6	—	(10)	(4)
September 30, 2021	$(115)	$2	$136	$23

	(In Millions)
	Postretirement Benefit Liability, net of tax	Foreign Currency Translation	Derivative Financial Instruments, net of tax	Accumulated Other Comprehensive Loss
December 31, 2019	$(316)	$—	$(3)	$(319)
Other comprehensive loss before reclassifications	—	(1)	(5)	(6)
Net loss reclassified from AOCI	6	—	2	8
March 31, 2020	$(310)	$(1)	$(6)	$(317)
Other comprehensive income before reclassifications	—	1	1	2
Net loss reclassified from AOCI	6	—	3	9
June 30, 2020	$(304)	$—	$(2)	$(306)
Other comprehensive income before reclassifications	—	2	12	14
Net loss reclassified from AOCI	6	—	4	10
September 30, 2020	$(298)	$2	$14	$(282)

The following table reflects the details about Accumulated other comprehensive income (loss) components reclassified from Cliffs shareholders’ equity:

	(In Millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount of (Income)/Loss Reclassified into Income, Net of Tax				Affected Line Item in the Statement of Unaudited Condensed Consolidated Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Changes in pension and OPEB:
Prior service credits	$(1)	$—	$(1)	$(1)	Net periodic benefit credits other than service cost component
Net actuarial loss	9	8	27	23	Net periodic benefit credits other than service cost component
	8	8	26	22	Total before taxes
Income tax benefit	(2)	(2)	(6)	(4)	Income tax benefit (expense)
Net of taxes	$6	$6	$20	$18

Changes in derivative financial instruments:
Commodity contracts	$(13)	$4	$(19)	$11	Cost of goods sold
Income tax (benefit) expense	3	—	4	(2)	Income tax benefit (expense)
Net of taxes	$(10)	$4	$(15)	$9

Total reclassifications for the period, net of tax	$(4)	$10	$5	$27
NOTE 15 - RELATED PARTIES
We have certain co-owned joint ventures with companies from the steel and mining industries, including integrated steel companies, their subsidiaries and other downstream users of steel and iron ore products.
Hibbing is a co-owned joint venture of which we own 85.3% and U.S. Steel owns 14.7% as of September 30, 2021. As a result of the AM USA Transaction, we acquired an additional 62.3% ownership stake in Hibbing and became the majority owner and mine manager. Prior to the AM USA Transaction, ArcelorMittal was a related party due to its ownership interest in Hibbing. As such, for the three and nine months ended September 30, 2020, certain long-term contracts with ArcelorMittal resulted in Revenues from related parties. As of September 30, 2020, we owned 23% of Hibbing.
Revenues from related parties were as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from related parties	$11	$294	$123	$587
Revenues	$6,004	$1,646	$15,098	$3,098
Related party revenues as a percent of Revenues	—%	18%	1%	19%
Purchases from related parties	$16	$8	$58	$20

The following table presents the classification of related party assets and liabilities in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location of Assets (Liabilities)	September 30, 2021	December 31, 2020
Accounts receivable, net	$4	$2
Accounts payable	(7)	(6)
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $11 million and $43 million for the three and nine months ended September 30, 2021, respectively, compared to $11 million and $31 million for the three and nine months ended September 30, 2020, respectively, that was included in our consolidated income before income taxes.
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

	(In Millions)
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$5
Inventories	21	21
Property, plant and equipment, net	303	308
Accounts payable	(17)	(15)
Other assets (liabilities), net	(12)	(10)
Noncontrolling interests	(295)	(309)

NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$1,281	$2	$2,132	$(155)
Income from continuing operations attributable to noncontrolling interest	(8)	(12)	(39)	(31)
Net income (loss) from continuing operations attributable to Cliffs shareholders	1,273	(10)	2,093	(186)
Income from discontinued operations, net of tax	1	—	2	—
Net income (loss) attributable to Cliffs shareholders	$1,274	$(10)	$2,095	$(186)

Weighted average number of shares:
Basic	500	399	497	365
Redeemable preferred shares	17	—	44	—
Convertible senior notes	24	—	21	—
Employee stock plans	6	—	5	—
Diluted	547	399	567	365

Earnings (loss) per common share attributable to Cliffs shareholders - basic[1]:
Continuing operations	$2.46	$(0.02)	$3.87	$(0.51)
Discontinued operations	—	—	—	—
	$2.46	$(0.02)	$3.87	$(0.51)

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$2.33	$(0.02)	$3.69	$(0.51)
Discontinued operations	—	—	—	—
	$2.33	$(0.02)	$3.69	$(0.51)

[1] For the three and nine months ended September 30, 2021, basic earnings per share is calculated by dividing Net income (loss) attributable to Cliffs shareholders, less $42 million and $172 million, respectively, of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

For both the three and nine months ended September 30, 2020, we had 2 million shares related to employee stock plans that were excluded from the diluted EPS calculation as they were anti-dilutive. There was no dilution during the three and nine months ended September 30, 2020 related to the common share equivalents for the convertible senior notes as our common shares average price did not exceed the conversion price.
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
Environmental Contingencies
Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government-required investigations, we typically make an estimate of potential remediation expenditures only after the scope of remediation is determined or approved by the relevant environmental agencies. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

	(In Millions)
	September 30, 2021	December 31, 2020
Environmental obligations	$161	$135
Less: current portion	16	18
Long-term environmental obligations	$145	$117
The increase in environmental obligations as of September 30, 2021, compared to December 31, 2020, relates to measurement period adjustments as a result of the preliminary purchase price allocation of the AM USA Transaction.
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
Burns Harbor Water Issues
In August 2019, ArcelorMittal Burns Harbor LLC (n/k/a Cleveland-Cliffs Burns Harbor LLC) suffered a loss of the blast furnace cooling water recycle system, which led to the discharge of cyanide and ammonia in excess of the Burns Harbor plant's NPDES permit limits. Since that time, the facility has taken numerous steps to prevent recurrence and maintain compliance with its NPDES permit. Since the August 2019 event, we have been engaged in settlement discussions with the U.S. Department of Justice, the EPA and the State of Indiana to resolve any alleged violations of environmental laws or regulations. Also, ArcelorMittal Burns Harbor LLC was served with a subpoena on December 5, 2019, from the United States District Court for the Northern District of Indiana relating to the August 2019 event and has responded to the subpoena requests. In addition, the plaintiffs in Environmental Law & Policy Center et al. v. ArcelorMittal Burns Harbor LLC et al. (U.S. District Court, N.D. Indiana Case No. 19-cv-473), which was filed on December 20, 2019, have alleged violations resulting from the August 2019 event and other Clean Water Act claims. While the amount of monetary sanctions, the cost of any injunctive relief requirements, and the costs to resolve third-party claims, including potential natural resource damages claims, are likely to exceed the reporting threshold in total, we believe that the ultimate disposition of any such proceedings will not have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
Other Contingencies
In addition to the matters discussed above, there are various pending and potential claims against us and our subsidiaries involving product liability, personal injury, commercial, employee benefits and other matters arising in the ordinary course of business. Because of the considerable uncertainties that exist for any claim, it is difficult to reliably or accurately estimate what the amount of a loss would be if a claimant prevails. If material assumptions or factual understandings we rely on to evaluate exposure for these contingencies prove to be inaccurate or otherwise change, we may be required to record a liability for an adverse outcome. If, however, we have reasonably evaluated potential future liabilities for all of these contingencies, including those described more specifically above, it is our opinion, unless we otherwise noted, that the ultimate liability from these contingencies, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
On October 8, 2021, we entered into the FPT Acquisition Agreement, pursuant to which Cliffs will acquire FPT. We expect to complete the FPT Acquisition in the fourth quarter of 2021, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions. Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations on a stand-alone basis without giving effect to the pending FPT Acquisition.
Economic Overview
The fundamentals for our business have rebounded strongly since the COVID-19 pandemic disruption that occurred during 2020. The price for domestic HRC, the most significant index in driving our revenues and profitability, currently is at an all-time high. The HRC index averaged $1,500 per net ton for the first nine months of 2021, 188% higher than the same period last year.
The dramatic increase in the HRC price is a result of both supply and demand factors. Healthy consumer balance sheets have driven strong demand for consumer goods, such as HVAC products and appliances. Demand from machinery and equipment producers has also been robust. The demand for light vehicles has also been strong; however, automotive supply chain difficulties have limited the demand for steel from automotive manufacturers. On the supply side, spot steel availability has been limited. Import penetration has grown slightly but remains lower than its prior five-year average due to healthy demand globally as well as trade restrictions such as the Section 232 tariffs.
Along with these supply-demand factors, pricing for HRC has also risen due to the rise in the price of steelmaking input costs both domestically and globally, most notably for iron units. The price of busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., averaged $600 per long ton during the first nine months of 2021, a 107% increase from the prior-year period. We expect the price of busheling scrap to remain elevated due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally. As we are fully-integrated and have primarily a blast furnace footprint, the rising prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan. The rising price of busheling scrap should also enhance the benefit of sourcing more scrap internally following the FPT Acquisition and provide greater cost savings potential for HBI used internally.
While it has fallen in recent months, the price of iron ore has also risen dramatically over the past year, which, along with strong demand, has been an important factor in rising steel prices globally. The Platts 62% Price averaged $177 per metric ton in the first nine months of 2021, a 77% increase compared to the same period in 2020. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first nine months of 2021, North American light vehicle production was approximately 9.8 million units, a 7% increase from the prior year’s comparable period. This increase is primarily due to the ongoing recovery from the COVID-19 pandemic, though automotive production has been adversely affected in 2021 by the global semiconductor shortage, as well as other material shortages and supply chain disruptions. This has caused several outages amongst light vehicle manufacturers. In light of these production outages, we have been able to redirect certain volumes originally intended for this end market to the spot market, where demand has been strong and pricing continues to remain near all-time highs.
During the first nine months of 2021, light vehicle sales in the U.S. saw a seasonally adjusted annualized rate of 15.7 million units with 3.5 million passenger cars and 12.2 million light trucks sold, representing a 13% increase over the first nine months of 2020. These improved sales, combined with continued production difficulties, brought light vehicle inventories to an all-time low of 22 days' supply during the third quarter of 2021.
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
We are the first and the only producer of HBI in the Great Lakes region. Construction of our Toledo, Ohio, direct reduction plant was completed in the fourth quarter of 2020. From this modern plant, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer for our BOFs and EAFs as a scrap alternative. With increasing tightness in the scrap market and our own internal needs for scrap and metallics, we expect our Toledo direct reduction plant to support healthy Steelmaking margins for us going forward.

Strategy
Optimizing Our Fully-Integrated Steelmaking Footprint
We have transformed into a fully-integrated steel enterprise with the size and scale to achieve improved through-the-cycle margins and are the largest flat-rolled steel producer in North America. We will also bolster our raw material portfolio with the FPT Acquisition, a leading prime scrap processor in the U.S.
Our focus is on meeting the currently strong demand environment for steel. We have the scale and technical capabilities necessary in a competitive and increasingly quality-focused marketplace. We have implemented improvements in logistics, procurement, utilization and quality, and will continue to explore opportunities to do so.
Maximizing Our Commercial Strengths
We offer a full suite of flat steel products encompassing all steps of the steel manufacturing process. We have an industry-leading market share in the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
We believe we have the broadest flat steel product offering in North America and can meet customer needs from a variety of end markets and quality specifications. We have several finishing and downstream facilities with advanced technological capabilities.
We are also proponents of the “value over volume” approach in terms of steel supply. We take our leadership role in the industry very seriously and intend to manage our steel output in a responsible manner.
Expand our Ferrous Scrap Recycling Presence
Throughout our entire footprint, we consume a very significant amount of scrap in our EAFs and BOFs, of which currently more than half must be purchased from third parties. Prime scrap supply has been shrinking in the U.S. for the last 50 years and is unlikely to grow materially in the future. As the steel industry continues to increase its focus on decarbonization and with the new flat-rolled EAF capacity set to come online over the next five years, securing access to prime scrap has become an important strategic initiative.
Our expansion in this area will be accomplished with the FPT Acquisition. As the largest supplier of flat-rolled steel in North America, we are the largest source of the steel that generates prime scrap in manufacturing facilities. Based on this, we seek to leverage our long-standing flat-rolled automotive and other customer relationships into recycling partnerships to grow our prime scrap presence. The FPT Acquisition will also allow us to optimize productivity at our existing EAFs and BOFs, as we have no current plans to add additional steelmaking capacity.
Advancing our Participation in the Green Economy
We are seeking to expand our customer base with the rapidly growing and desirable electric vehicle market. At this time, we believe the North American automotive industry is approaching a monumental inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With our unique technical capabilities, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
We also have the right products to meet the growing demand for renewable energy as well as for the modernization of the U.S. electrical grid. We offer plate products that can be used in windmills, which we estimate contain 130 tons of steel per megawatt of electricity. In addition, panels for solar power are heavy consumers of galvanized steel, where we are a leading producer. We estimate solar panels consume 40 tons of steel per megawatt of electricity.
We are currently the sole producer of electrical steel in the U.S., which can facilitate the modernization of the U.S. electrical grid. Along with charging networks, electrical steels are also needed in the motors of electric vehicles.
Enhance our Commitment to Environmental Sustainability
Our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. In early 2021, we announced our commitment to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct) and Scope 2 (indirect) GHG emission reductions across all of our operations.

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
Improving Financial Flexibility
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand any negative demand or pricing pressure we may encounter. During the COVID-19 pandemic, we were able to issue secured debt to provide insurance capital through the uncertain industry conditions caused by the pandemic. Now that business conditions have improved, allowing us to generate a healthy free cash flow during 2021, we have the ability to make investments to both improve and grow our business, particularly as it pertains to scrap metal. We have also been able to reduce our diluted share count and effectively return capital to shareholders via the cash redemption of our Series B Participating Redeemable Preferred Stock during the third quarter of 2021.
We anticipate that the current strong market environment will provide us ample opportunities to reduce our debt with our own free cash flow generation. We will also continue to review the composition of our debt, as we are interested in both extending our average maturity profile and increasing our ratio of unsecured debt to secured debt, which we demonstrated by executing a series of favorable debt and equity capital markets transactions during February 2021. In addition, in June 2021, we redeemed all $396 million aggregate principal amount outstanding of our 5.750% 2025 Senior Notes. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Recent Developments
Acquisition of FPT
On October 8, 2021, we entered into the FPT Acquisition Agreement, pursuant to which Cliffs will acquire FPT for an aggregate purchase price of $775 million, on a cash-free, debt-free basis and subject to customary adjustment. We expect to complete the FPT Acquisition in the fourth quarter of 2021. Completion of the FPT Acquisition is subject to various customary closing conditions, including the receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, and it is possible factors outside of our control could result in the FPT Acquisition being completed at a later time or not at all. The FPT Acquisition Agreement also contains certain termination rights that may be exercised by either party. We plan to complete the FPT Acquisition as soon as reasonably practicable following the satisfaction or waiver of all applicable conditions.
COVID-19 Vaccination Incentive Program
During the third quarter of 2021, we launched a COVID-19 vaccination incentive program with the intent of protecting our workforce by providing employees with an incentive of up to $3,000 per employee to get vaccinated. We achieved a company-wide vaccination rate of 75%, or nearly 19,000 employees out of our workforce of approximately 25,000 employees. The incentive, which totaled $45 million, was primarily paid out during the third quarter of 2021.
Series B Participating Redeemable Preferred Stock Redemption
During the third quarter of 2021, we redeemed with cash all 583,273 shares outstanding of our Series B Participating Redeemable Preferred Stock at a redemption price of $1.3 billion. There were no accumulated and unpaid dividends on the Series B Participating Redeemable Preferred Stock as of the redemption date.
Labor Agreements
On October 4, 2021, we reached a tentative agreement with the UAW for a new three-year labor contract for our Rockport Works employees. The new contract is retroactively effective from October 1, 2021 through September 30, 2024, and will cover approximately 350 UAW-represented workers.
On August 5, 2021, we reached a tentative agreement with the UAW for a new three-year labor contract for our Dearborn Works employees. The new contract is retroactively effective from August 1, 2021 through July 31, 2024, and will cover approximately 1,000 UAW-represented workers.
Results of Operations
Overview
For the three and nine months ended September 30, 2021, we had Net income of $1,282 million and $2,134 million, respectively, compared to Net income of $2 million and Net loss of $155 million for the three and nine months ended September 30, 2020, respectively. Our Revenues, diluted EPS and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 were as follows:
See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.

Revenues
During the three and nine months ended September 30, 2021, our consolidated Revenues increased by $4.4 billion and $12.0 billion, respectively, compared to the prior-year periods. The increase for the three months ended September 30, 2021, was primarily due to our Steelmaking segment, which had an increase in steel shipments of 3.0 million net tons and an increase in the average steel product selling price of $334 per net ton. The increase for the nine months ended September 30, 2021, was primarily due to the addition of 10.6 million net tons of steel shipments from our Steelmaking segment, along with an increase in the average steel product selling price of $111 per net ton and increased demand.
Revenues by Product Line
The following represents our consolidated Revenues by product line for the three months ended:
The following represents our consolidated Revenues by product line for the nine months ended:
The change in product mix for 2021, compared to 2020, is due to the inclusion of full-period results for the 2020 Acquisitions. The results for 2020 include AK Steel operations subsequent to March 13, 2020, and our results from operations previously reported as part of our historical Mining and Pelletizing segment.

Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues from each of the markets we supply:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Automotive	$1,254	21%	$913	55%	$3,883	26%	$1,389	45%
Infrastructure and Manufacturing	1,615	27%	199	12%	3,922	26%	446	14%
Distributors and Converters	2,465	41%	143	9%	5,721	38%	344	11%
Steel Producers	670	11%	391	24%	1,572	10%	919	30%
Total revenues	$6,004		$1,646		$15,098		$3,098
Operating Costs
Cost of goods sold
During the three and nine months ended September 30, 2021, Cost of goods sold increased by $2.7 billion and $8.7 billion, respectively, as compared to the prior-year periods. The increases were primarily due to the addition of 3.0 million and 10.6 million net tons of steel shipments from our Steelmaking segment for the three and nine months ended September 30, 2021, respectively.
Selling, general and administrative expenses
As a result of the 2020 Acquisitions, our Selling, general and administrative expenses increased by $53 million and $162 million during the three and nine months ended September 30, 2021, respectively, as compared to the prior-year periods.
Acquisition-related costs
The following table represents the components of Acquisition-related costs:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Severance	$(3)	$(2)	$(15)	$(38)
Third-party expenses	(1)	(5)	(3)	(30)
Total	$(4)	$(7)	$(18)	$(68)
Refer to NOTE 3 - ACQUISITIONS for further information on the 2020 Acquisitions.
Miscellaneous – net
Miscellaneous – net decreased by $7 million and $3 million for the three and nine months ended September 30, 2021, respectively, as compared to the prior-year periods. The decreases were primarily due to the decrease in expenses incurred at our Toledo direct reduction plant recorded in Miscellaneous – net prior to start of production in December 2020. The decrease during the nine months ended September 30, 2021 was partially offset by the acquisition-related loss on equity method investment.

Other Income (Expense)
Interest expense, net
Interest expense, net increased by $13 million and $90 million for the three and nine months ended September 30, 2021, respectively, as compared to the prior-year periods. The increase for the three months ended September 30, 2021 was primarily due to borrowings on the ABL Facility, and a decrease in capitalized interest during 2021, due to the completion of our Toledo direct reduction plant in December 2020, partially offset by the debt restructuring activities during 2021, which reduced interest expense on our senior notes. The increase during the nine months ended September 30, 2021 was primarily due to the incremental debt that we incurred in connection with the AK Steel Merger, borrowings on the ABL Facility and a decrease in capitalized interest during 2021, due to the completion of our Toledo direct reduction plant in December 2020.
Gain (loss) on extinguishment of debt
The loss on extinguishment of debt of $88 million for the nine months ended September 30, 2021, primarily resulted from the redemption of $396 million aggregate principal amount of 5.750% 2025 Senior Notes and the repurchase of $25 million aggregate principal amount of 9.875% 2025 Senior Secured Notes. The nine months ended September 30, 2021 was also impacted by the redemption of $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes and repurchase of $535 million in aggregate principal amount of our outstanding senior notes of various other series in the first quarter of 2021.
The gain on extinguishment of debt of $133 million for the nine months ended September 30, 2020, primarily resulted from the repurchase of $748 million aggregate principal amount of our outstanding senior notes. The nine months ended September 30, 2020, was also impacted by the repurchase of $57 million aggregate principal amount of 7.500% 2023 AK Senior Notes and $9 million aggregate principal amount of 7.625% 2021 AK Senior Notes.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.
Net periodic benefit credits other than service cost component
The increases in Net periodic benefit credits other than service cost component of $37 million and $109 million for the three and nine months ended September 30, 2021, respectively, as compared to the prior-year periods, primarily relate to an increase in the expected return on pension and voluntary employee benefit association trust assets acquired as a result of the 2020 Acquisitions. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further details.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax benefit (expense)	$(334)	$22	$(559)	$98
Effective tax rate	21%	110%	21%	39%
The difference in the effective rate and income tax expense from the comparable prior-year period primarily relates to the change in income.
Our 2021 estimated annual effective tax rate before discrete items is 21%. This estimated annual effective tax rate mirrors the U.S. statutory rate of 21%, as the adjusting items, including percentage depletion in excess of cost depletion, net to zero. The 2020 estimated annual effective tax rate before discrete items at September 30, 2020 was 36%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in income.

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
The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,282	$2	$2,134	$(155)
Less:
Interest expense, net	(81)	(68)	(258)	(168)
Income tax benefit (expense)	(334)	22	(559)	98
Depreciation, depletion and amortization	(239)	(72)	(664)	(184)
Total EBITDA	$1,936	$120	$3,615	$99
Less:
EBITDA of noncontrolling interests[1]	$17	$16	$60	$41
Gain (loss) on extinguishment of debt	—	—	(88)	133
Severance costs	(3)	(2)	(15)	(38)
Acquisition-related costs excluding severance costs	(1)	(5)	(3)	(30)
Acquisition-related loss on equity method investment	—	—	(18)	—
Amortization of inventory step-up	(11)	(15)	(129)	(74)
Impact of discontinued operations	1	—	2	—
Total Adjusted EBITDA	$1,933	$126	$3,806	$67

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$8	$12	$39	$31
Depreciation, depletion and amortization	9	4	21	10
EBITDA of noncontrolling interests	$17	$16	$60	$41
The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA:
Steelmaking	$1,969	$127	$3,901	$117
Other Businesses	6	18	25	22
Corporate and eliminations	(42)	(19)	(120)	(72)
Total Adjusted EBITDA	$1,933	$126	$3,806	$67
Adjusted EBITDA from our Steelmaking segment for the three and nine months ended September 30, 2021, increased by $1,842 million and $3,784 million, respectively, as compared to the prior-year periods. The results were favorably impacted by the operating results related to the acquired steelmaking operations. Our Steelmaking segment Adjusted EBITDA included $66 million and $180 million of Selling, general and administrative expenses for the three and nine months ended September 30, 2021, respectively. See "—Steelmaking" below for further detail.

Adjusted EBITDA from Corporate and eliminations primarily relates to Selling, general and administrative expenses at our Corporate headquarters.
Steelmaking
The following is a summary of our Steelmaking segment results included in our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020. The results for 2021 include full-period results for all Steelmaking operations. The results for 2020 include AK Steel operations subsequent to March 13, 2020, and our results from operations previously reported as part of our Mining and Pelletizing segment.
The following is a summary of our Steelmaking segment operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Results - In Millions
Revenues	$5,869	$1,506	$14,710	$2,866
Cost of goods sold	$(4,098)	$(1,405)	$(11,472)	$(2,882)
Selling Price - Per Ton
Average net selling price per net ton of steel products	$1,334	$1,000	$1,122	$1,011
The following tables represent our Steelmaking segment Revenues by product line:

	(Dollars In Millions, Sales Volumes In Thousands)
	Three Months Ended September 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Hot-rolled steel	$1,800	1,332	$89	134
Cold-rolled steel	935	728	126	179
Coated steel	1,635	1,291	604	656
Stainless and electrical steel	441	177	296	146
Plate steel	357	244	—	—
Other steel products	374	381	—	—
Iron products	252	1,426	384	3,703
Other	75	N/A	7	N/A
Total	$5,869		$1,506

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.

	(Dollars In Millions, Sales Volumes In Thousands)
	Nine Months Ended September 30,
	2021		2020
	Revenue	Volume[1]	Revenue	Volume[1]
Hot-rolled steel	$4,204	3,900	$150	228
Cold-rolled steel	2,352	2,196	242	342
Coated steel	4,338	3,907	995	1,088
Stainless and electrical steel	1,201	512	560	268
Plate steel	929	792	—	—
Other steel products	1,009	1,195	—	—
Iron products	477	2,875	903	8,772
Other	200	N/A	16	N/A
Total	$14,710		$2,866

[1] All steel product volumes are stated in net tons. Iron product volumes are stated in long tons.
Operating Results
Steelmaking revenues for the three and nine months ended September 30, 2021 increased by $4,363 million and $11,844 million, respectively, compared to the prior-year periods, primarily due to the addition of sales following the 2020 Acquisitions. The three and nine months ended September 30, 2021 included results of the operations acquired in the 2020 Acquisitions for the full nine months, compared to the three and nine months ended September 30, 2020, which included the operating results from AK Steel during the period of March 13, 2020 through September 30, 2020. Results for the three and nine months ended September 30, 2021 were impacted positively by the increase in the price for domestic HRC, which is the most significant index driving our revenues and profitability. The HRC index averaged $1,500 per net ton for the first nine months of 2021, 188% higher than the same period last year and currently at an all-time high as a direct result of favorable supply-demand dynamics following the COVID-19 pandemic. We have also benefited from higher steel shipments due to stronger demand.
Cost of goods sold for the three and nine months ended September 30, 2021 increased by $2,693 million and $8,590 million, respectively, compared to the prior-year periods, predominantly due to additional sales as discussed above.
As a result, Adjusted EBITDA was $1,969 million and $3,901 million for the three and nine months ended September 30, 2021, respectively, compared to $127 million and $117 million for the three and nine months ended September 30, 2020, respectively. Adjusted EBITDA for the three and nine months ended September 30, 2021 was positively impacted by the addition of sales following the 2020 Acquisitions, the increase in the price for HRC and the higher demand for steel products, as discussed above.
Production
During the first nine months of 2021, we produced 14.3 million net tons of raw steel, 21.0 million long tons of iron ore products and 2.2 million net tons of coke. We restarted our temporarily idled Columbus Coatings and Monessen facilities during the second and third quarters of 2021, respectively. As a result of our HBI use in our blast furnaces and associated reduction of coke needs, we temporarily idled the coke battery at Middletown Works during the third quarter of 2021. During the first nine months of 2020, we produced 2.1 million net tons of raw steel, 11.4 million long tons of iron ore pellets and 0.3 million net tons of coke.
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

Following the onset of the COVID-19 pandemic in the U.S. in 2020, our primary focus was to maintain adequate levels of liquidity to manage through a potentially prolonged economic downturn. Now that business conditions have improved, allowing us to generate a healthy free cash flow during 2021, we have the ability to make investments to both improve and grow our business, particularly as it pertains to scrap metal. We have also been able to reduce our diluted share count and effectively return capital to shareholders via the cash redemption of our Series B Participating Redeemable Preferred Stock during the third quarter of 2021.
In addition, we anticipate that the current strong market environment will provide us ample opportunities to reduce our debt with our own free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. These actions will better prepare us to navigate more easily through potentially volatile industry conditions in the future. In furtherance of these goals, we consummated the following financing transactions during the first nine months of 2021.
On February 11, 2021, we sold 20 million common shares at a price per share of $16.12. We used the net proceeds from the offering, plus cash on hand, to redeem $322 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. Prior to such use, the net proceeds were used to temporarily reduce the outstanding borrowings under our ABL Facility.
On February 17, 2021, we issued $500 million aggregate principal amount of 4.625% 2029 Senior Notes and $500 million aggregate principal amount of 4.875% 2031 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. We used the net proceeds from the notes offering to redeem all of the outstanding 4.875% 2024 Senior Secured Notes and 6.375% 2025 Senior Notes issued by Cleveland-Cliffs Inc. and all of the outstanding 7.625% 2021 AK Senior Notes, 7.500% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes issued by AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
The application of the net proceeds to us from the February 2021 financing transactions shifted our debt horizon by providing a four-year window in which none of our long-term senior notes are due, clearing the way for us to fully focus on operational integration.
Additionally, on June 28, 2021, we redeemed the entirety of our outstanding 5.750% 2025 Senior Notes using available liquidity. Pursuant to the terms of the indenture governing the 5.750% 2025 Senior Notes, we paid $415 million, including $396 million aggregate principal amount, plus make-whole premiums and accrued and unpaid interest to, but not including, the redemption date.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations and service our debt obligations.
The following discussion summarizes the significant items impacting our cash flows during the nine months ended September 30, 2021 and 2020 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information. Unless otherwise noted, the following discussion refers to our continuing operations on a stand-alone basis without giving effect to the pending FPT Acquisition.
Operating Activities
Net cash provided by operating activities was $1,648 million for the nine months ended September 30, 2021, compared to net cash used by operating activities of $51 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities during the first nine months of 2021, compared to 2020, was driven by improved operating results, partially offset by changes in working capital. Changes in working capital included increases in inventory primarily related to the automotive chip shortage and increased raw material and production costs, as well as increases in receivables primarily related to rising prices. The increase in cash provided by operating activities was also offset by deferred pension contributions.

Investing Activities
Net cash used by investing activities was $414 million and $1,240 million for the nine months ended September 30, 2021 and 2020, respectively. We had capital expenditures of $473 million and $379 million for the nine months ended September 30, 2021 and 2020, respectively. We had cash outflows relating to the development of the Toledo direct reduction plant of $57 million and $273 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, we spent $416 million and $106 million primarily on sustaining capital expenditures during the nine months ended September 30, 2021 and 2020, respectively. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, environment, health and safety.
During the first nine months of 2020, we had net cash outflows of $869 million for the acquisition of AK Steel, net of cash acquired, which included $590 million used to repay the former AK Steel Corporation revolving credit facility and $324 million used to purchase outstanding 7.500% 2023 AK Senior Notes.
We anticipate total cash used for capital expenditures during the next 12 months to be between $750 and $850 million.
Financing Activities
Net cash used by financing activities was $1,304 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $994 million for the nine months ended September 30, 2020. Cash outflows from financing activities for the nine months ended September 30, 2021 included the redemption of all 583,273 shares outstanding of our Series B Participating Redeemable Preferred Stock at a redemption price of $1.3 billion during the third quarter of 2021, along with $1.3 billion for repayments of debt. We used available liquidity to redeem all $396 million aggregate principal amount outstanding of our 5.750% 2025 Senior Notes. We used the net proceeds from the issuance of the 20 million common shares, and cash on hand, to redeem $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes. We used the net proceeds from the issuances of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes to redeem all of the outstanding 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes, 7.625% 2021 AK Senior Notes, 7.500% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes, and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
Cash inflows from financing activities for the nine months ended September 30, 2021 included the issuances of $500 million aggregate principal amount of 4.625% 2029 Senior Notes, $500 million aggregate principal amount of 4.875% 2031 Senior Notes and 20 million common shares for proceeds of $322 million, along with net borrowings of $193 million under credit facilities.
Net cash provided by financing activities for the nine months ended September 30, 2020 primarily related to the issuances of $845 million aggregate principal amount of 6.750% 2026 Senior Secured Notes, $955 million aggregate principal amount of 9.875% 2025 Senior Secured Notes and borrowings of $800 million under the ABL Facility. The net proceeds from the initial issuance of $725 million aggregate principal amount of the 6.750% 2026 Senior Secured Notes, along with cash on hand, were used to purchase $373 million aggregate principal amount of 7.625% 2021 AK Senior Notes and $367 million aggregate principal amount of 7.500% 2023 AK Senior Notes and to pay for the $44 million of debt issuance costs in the first quarter of 2020. The net proceeds from the additional issuance of $555 million aggregate principal amount of the 9.875% 2025 Senior Secured Notes were used to repurchase $736 million aggregate principal amount of our outstanding senior notes. Additionally, during the nine months ended September 30, 2020, we repaid $400 million under the ABL Facility.
We anticipate future uses of cash during the next 12 months to include repayment of our ABL balance, as well as opportunistic transactions, including other debt repayments.

Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
September 30, 2021
Cash and cash equivalents	$42

Available borrowing base on ABL Facility[1]	$3,500
Borrowings	(1,673)
Letter of credit obligations	(236)
Borrowing capacity available	$1,591

1 As of September 30, 2021, the ABL Facility had a maximum borrowing base of $3.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $42 million as of September 30, 2021, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $1.6 billion in liquidity entering the fourth quarter of 2021, which is expected to be adequate to fund operations, letter of credit obligations, sustaining and expansion capital expenditures and other cash commitments for at least the next 12 months.
As of September 30, 2021, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain arrangements that are not reflected on our Statements of Unaudited Condensed Consolidated Financial Position. These arrangements include minimum "take or pay" purchase commitments, such as minimum electric power demand charges, minimum coal, coke, diesel and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments, and financial instruments with off-balance sheet risk, such as bank letters of credit and bank guarantees.
Information about our Guarantors and the Issuer of our Guaranteed Securities
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes and the 9.875% 2025 Senior Secured Notes on a senior secured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2021. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2021.
The guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 9.875% 2025 Senior Secured Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	September 30, 2021	December 31, 2020
Current assets	$6,513	$4,903
Non-current assets	10,094	10,535
Current liabilities	(3,099)	(2,767)
Non-current liabilities	(10,104)	(10,563)

The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Nine Months Ended
September 30, 2021
Revenues	$14,875
Cost of goods sold	(11,691)
Income from continuing operations	2,084
Net income	2,090
Net income attributable to Cliffs shareholders	2,090
As of September 30, 2021 and December 31, 2020, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	September 30, 2021	December 31, 2020
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$165	$69
Accounts payable	(118)	(17)

Balances with other related parties:
Accounts receivable, net	$4	$2
Accounts payable	(7)	(6)
Additionally, for the nine months ended September 30, 2021, the obligated group had Revenues of $123 million and Cost of goods sold of $104 million, in each case with other related parties.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of September 30, 2021, due to a 10% and 25% change in the market price of each of the indicated commodities:

	(In Millions)
Commodity Derivative	10% Change	25% Change
Natural gas	$28	$71
Electricity	—	1
Zinc	4	10
Any resulting changes in fair value would be recorded as adjustments to AOCI, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid for the related commodities.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the nine months ended September 30, 2021, we concluded that an event triggering the need for an impairment assessment did not occur.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of September 30, 2021, we had $1,673 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the current borrowing level would result in a change of $17 million to interest expense on an annual basis.
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
•our ability to successfully complete the FPT Acquisition;
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
•limitations on our ability to realize some or all of our deferred tax assets, including our net operating loss carryforwards;
•our ability to realize the anticipated synergies and benefits of the FPT Acquisition and to successfully integrate the business of FPT into our existing businesses, including uncertainties associated with maintaining relationships with customers, vendors and employees;
•additional debt we will incur in connection with the FPT Acquisition, as well as additional debt we incurred in connection with enhancing our liquidity during the COVID-19 pandemic and the 2020 Acquisitions, may negatively impact our credit profile and limit our financial flexibility;
•known and unknown liabilities we will assume in connection with the FPT Acquisition;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Mesabi Trust Arbitration. As previously described in our Annual Report on Form 10-K for the year ended December 31, 2020, Mesabi Trust filed a demand for arbitration with the American Arbitration Association against Northshore and Cleveland-Cliffs Inc. on December 9, 2019, alleging various breaches of a royalty agreement under which Northshore extracts iron ore from Mesabi Trust lands in return for paying royalties to Mesabi Trust. In its demand, Mesabi Trust asserted that we improperly based royalty payments for intercompany sales of DR-grade pellets on artificially low pricing of DR-grade pellet sales to one of our arms’ length third-party customers. Mesabi Trust further asserted that we paid royalties too soon on DR-grade pellets stockpiled at Northshore and destined for shipment to our Toledo direct reduction plant. The allegations also included failure to provide access to information and individuals necessary to determine compliance with the royalty agreement. In addition to seeking damages and costs, Mesabi Trust sought declarations as to the methodology and timing for calculating royalties on our intercompany DR-grade pellet sales, and that Mesabi Trust should have full and unfettered access to all of our information and employees. On September 30, 2021, a three-member arbitration panel awarded Mesabi Trust $2 million plus interest as damages for 2019 and 2020 and ruled that the royalty agreement requires that, for royalties on intercompany sales, Northshore reference all third-party pellet sales, regardless of grade, and select the highest price arms’ length pellet sale from the preceding four quarters. The panel, however, rejected all other relief sought by Mesabi Trust, including its request for an alternative pricing methodology and its request for a premium adjustment for intercompany sales of DR-grade pellets. The panel also rejected Mesabi Trust’s claim relating to the timing of royalty payments on stockpiled DR-grade pellets, rejected all of Mesabi Trust’s claims regarding information sharing deficiencies, and denied Mesabi Trust’s claim for $2 million in attorneys’ fees and expenses.

Environmental Matters. SEC regulations require us to disclose certain information about administrative or judicial proceedings involving the environment and to which a governmental authority is a party if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We believe that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to our business or financial condition.
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2020, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, and in NOTE 18 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, and the additional risk factors presented below update and supplement that disclosure.
Risks Relating to the FPT Acquisition

The FPT Acquisition Agreement may be terminated in accordance with its terms and the FPT Acquisition may not be completed.

The FPT Acquisition Agreement contains a number of customary conditions that must be satisfied or waived in order to complete the FPT Acquisition. Those conditions include, among others:

•the receipt of required regulatory approvals;

•the absence of any governmental order or law prohibiting consummation of the FPT Acquisition;

•the accuracy of our representations and warranties and the representations and warranties regarding FPT under the FPT Acquisition Agreement (subject to the materiality standards set forth in the FPT Acquisition Agreement);

•the performance by the parties to the FPT Acquisition Agreement of our respective obligations under the FPT Acquisition Agreement in all material respects; and

•the absence of a material adverse effect (as described in the FPT Acquisition Agreement) on FPT.

These conditions to the closing of the FPT Acquisition may not be fulfilled in a timely manner or at all, and, accordingly, the FPT Acquisition may be delayed or may not be completed.

In addition, if the FPT Acquisition is not completed by April 8, 2022 (unless extended by written agreement of the parties), either party may choose not to proceed with the FPT Acquisition. The parties can mutually decide to terminate the FPT Acquisition Agreement at any time.

Even if we complete the proposed FPT Acquisition, we may fail to realize all of the anticipated benefits of the FPT Acquisition, and our integration of FPT may not be as successful as anticipated.

The anticipated benefits of the FPT Acquisition may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the FPT Acquisition and/or FPT's business that were not disclosed to us or discovered in the course of performing due diligence.

The FPT Acquisition involves numerous operational, financial, accounting, labor, human resources, legal, tax and other functions that must be integrated. Difficulties in integrating FPT may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Our and FPT’s existing businesses could also be negatively impacted by the FPT Acquisition. Potential difficulties that may be encountered in the integration process include, among other factors:

•the inability to successfully integrate FPT's business into our existing businesses in a manner that enables us to achieve the anticipated benefits and cost savings from the FPT Acquisition;

•not realizing anticipated operating efficiencies or incurring unexpected costs to realize such efficiencies;

•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the FPT Acquisition;

•uncertainties related to the entry into a new line of business;

•the loss of key employees, the disruption of ongoing businesses, or inconsistencies in standards, controls, procedures and policies;

•integrating relationships with customers, vendors and business partners;

•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the FPT Acquisition and integrating FPT’s operations into our existing businesses; and

•inconsistencies in standards, controls, procedures and policies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	476	$22.06	—	$—
August 1 - 31, 2021	1,491	23.90	—	—
September 1 - 30, 2021	4,787	21.31	—	—
Total	6,754	$21.93	—	$—

[1] All shares were delivered to us to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

Item 4.	Mine Safety Disclosures
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

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 26, 2021 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves, Jr. as of October 26, 2021 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 26, 2021 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves, Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 26, 2021 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101	The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	October 26, 2021