Form 10-Q
period 2022-03-31
CLEVELAND-CLIFFS INC.
filed 2022-04-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 524,737,194 as of April 25, 2022.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, asset impairment, extinguishment of debt, severance, acquisition-related costs, amortization of inventory step-up and impacts of discontinued operations
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AK Steel Merger	The merger of Merger Sub with and into AK Steel, with AK Steel surviving the merger as a wholly owned subsidiary of Cleveland-Cliffs Inc., subject to the terms and conditions set forth in the AK Steel Merger Agreement, consummated on March 13, 2020
AK Steel Merger Agreement	Agreement and Plan of Merger, dated as of December 2, 2019, among Cleveland-Cliffs Inc., AK Steel and Merger Sub
AM USA Transaction	The acquisition of ArcelorMittal USA, consummated on December 9, 2020
AM USA Transaction Agreement	Transaction Agreement, dated as of September 28, 2020, by and between Cleveland-Cliffs Inc. and ArcelorMittal
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, and Kote and Tek, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
BOF	Basic oxygen furnace
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
FPT	Ferrous Processing and Trading Company, including certain related entities
FPT Acquisition	The purchase of FPT, subject to the terms and conditions set forth in the FPT Acquisition Agreement
FPT Acquisition Agreement	Securities Purchase Agreement, dated as of October 8, 2021, by and between Cleveland-Cliffs Inc. and Anthony Soave Revocable Trust u/a/d January 14, 1987, as amended and restated
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
JSW Steel	JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc., collectively
Kote and Tek	I/N Kote L.P. (n/k/a Cleveland-Cliffs Kote L.P.) and I/N Tek L.P. (n/k/a Cleveland-Cliffs Tek L.P.), former joint ventures between subsidiaries of the former ArcelorMittal USA LLC and Nippon Steel Corporation
Long ton	2,240 pounds
Merger Sub	Pepper Merger Sub Inc., a direct, wholly owned subsidiary of Cliffs prior to the AK Steel Merger
Metric ton	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds

Abbreviation or acronym	Term
NOES	Non-oriented electrical steel
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
RI/FS	Remedial Investigation/Feasibility Study
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
U.S.	United States of America
U.S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
USMCA	United States-Mexico-Canada Agreement
VIE	Variable interest entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$35	$48
Accounts receivable, net	2,667	2,154
Inventories	5,562	5,188
Other current assets	295	263
Total current assets	8,559	7,653
Non-current assets:
Property, plant and equipment, net	9,012	9,186
Goodwill	1,127	1,116
Other non-current assets	1,070	1,020
TOTAL ASSETS	$19,768	$18,975
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,271	$2,073
Accrued employment costs	541	585
Other current liabilities	939	903
Total current liabilities	3,751	3,561
Non-current liabilities:
Long-term debt	5,028	5,238
Pension liability, non-current	552	578
OPEB liability, non-current	2,346	2,383
Other non-current liabilities	1,483	1,441
TOTAL LIABILITIES	13,160	13,201
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2021 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2021 - 506,832,537 shares);
Outstanding - 524,714,208 shares (2021 - 500,158,955 shares)	66	63
Capital in excess of par value of shares	4,848	4,892
Retained earnings (deficit)	800	(1)
Cost of 6,337,322 common shares in treasury (2021 - 6,673,582 shares)	(90)	(82)
Accumulated other comprehensive income	715	618
Total Cliffs shareholders' equity	6,339	5,490
Noncontrolling interest	269	284
TOTAL EQUITY	6,608	5,774
TOTAL LIABILITIES AND EQUITY	$19,768	$18,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2022	2021
Revenues	$5,955	$4,049
Operating costs:
Cost of goods sold	(4,706)	(3,761)
Selling, general and administrative expenses	(122)	(108)
Miscellaneous – net	(33)	(3)
Total operating costs	(4,861)	(3,872)
Operating income	1,094	177
Other income (expense):
Interest expense, net	(77)	(92)
Loss on extinguishment of debt	(14)	(66)
Net periodic benefit credits other than service cost component	49	47
Other non-operating expense	(2)	—
Total other expense	(44)	(111)
Income from continuing operations before income taxes	1,050	66
Income tax expense	(237)	(9)
Income from continuing operations	813	57
Income from discontinued operations, net of tax	1	—
Net income	814	57
Income attributable to noncontrolling interest	(13)	(16)
Net income attributable to Cliffs shareholders	$801	$41

Earnings per common share attributable to Cliffs shareholders - basic
Continuing operations	$1.54	$0.08
Discontinued operations	—	—
	$1.54	$0.08
Earnings per common share attributable to Cliffs shareholders - diluted
Continuing operations	$1.50	$0.07
Discontinued operations	—	—
	$1.50	$0.07
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Net income	$814	$57
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	1	7
Changes in foreign currency translation	—	(1)
Changes in derivative financial instruments, net of tax	96	7
Total other comprehensive income	97	13
Comprehensive income	911	70
Comprehensive income attributable to noncontrolling interests	(13)	(16)
Comprehensive income attributable to Cliffs shareholders	$898	$54
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$814	$57
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	301	217
Impairment of long-lived assets	29	—
Pension and OPEB credits	(27)	(21)
Loss on extinguishment of debt	14	66
Amortization of inventory step-up	—	81
Other	82	26
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(441)	(480)
Inventories	(372)	(172)
Pension and OPEB payments and contributions	(60)	(175)
Payables, accrued expenses and other liabilities	193	22
Net cash provided (used) by operating activities	533	(379)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(236)	(136)
Other investing activities	1	1
Net cash used by investing activities	(235)	(135)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	322
Repurchase of common shares	(19)	—
Proceeds from issuance of debt	—	1,000
Repayments of debt	(360)	(902)
Borrowings under credit facilities	1,715	1,158
Repayments under credit facilities	(1,609)	(1,010)
Other financing activities	(38)	(56)
Net cash provided (used) by financing activities	(311)	512
Net decrease in cash and cash equivalents	(13)	(2)
Cash and cash equivalents at beginning of period	48	112
Cash and cash equivalents at end of period	$35	$110
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2021	500	$63	$4,892	$(1)	$(82)	$618	$284	$5,774
Comprehensive income	—	—	—	801	—	97	13	911
Redemption of convertible debt	24	3	(28)	—	—	—	—	(25)
Stock and other incentive plans	2	—	(16)	—	11	—	—	(5)
Common stock repurchases	(1)	—	—	—	(19)	—	—	(19)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
March 31, 2022	525	$66	$4,848	$800	$(90)	$715	$269	$6,608

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI (Loss)	Non-controlling Interests	Total
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	41	—	13	16	70
Issuance of common stock	20	—	78	—	244	—	—	322
Stock and other incentive plans	1	—	(22)	—	17	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(1)	(1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2021	499	$63	$5,487	$(2,948)	$(93)	$(120)	$330	$2,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Business Operations
We are vertically integrated from mined raw materials, direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are organized into four operating segments based on differentiated products, Steelmaking, Tubular, Tooling and Stamping, and European Operations. We primarily operate through one reportable segment – the Steelmaking segment.
Basis of Consolidation
The unaudited condensed consolidated financial statements consolidate our accounts and the accounts of our wholly owned subsidiaries, all subsidiaries in which we have a controlling interest and VIEs for which we are the primary beneficiary. All intercompany transactions and balances are eliminated upon consolidation.
Investments in Affiliates
We have investments in several businesses accounted for using the equity method of accounting. As of March 31, 2022 and December 31, 2021, our investment in affiliates of $129 million and $128 million, respectively, was classified in Other non-current assets.
Significant Accounting Policies
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
Recent Accounting Pronouncements
Issued and Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update requires certain convertible instruments to be accounted for as a single liability measured at its amortized cost. Additionally, the update requires the use of the "if-converted" method, removing the treasury stock method, when calculating diluted shares. We utilized the modified retrospective method of adoption; using this approach, the guidance was applied to transactions outstanding as of the beginning of the fiscal year in which the amendment was adopted. On January 18, 2022, we redeemed all of our outstanding 1.500% 2025 Convertible Senior Notes; therefore, there was a de minimis impact as a result of our adoption of this update.

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2022	2021
Allowance for credit losses as of January 1	$(4)	$(5)
Increase in allowance	—	(1)
Allowance for credit losses as of March 31	$(4)	$(6)
Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	March 31, 2022	December 31, 2021
Product inventories
Finished and semi-finished goods	$2,943	$2,814
Raw materials	2,312	2,070
Total product inventories	5,255	4,884
Manufacturing supplies and critical spares	307	304
Inventories	$5,562	$5,188
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Capital additions	$181	$162
Less:
Non-cash accruals	(55)	23
Right-of-use assets - finance leases	—	3
Cash paid for capital expenditures including deposits	$236	$136
Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Taxes paid on income	$1	$3
Income tax refunds	(1)	(14)
Interest paid on debt obligations net of capitalized interest[1]	65	75

[1] Capitalized interest was $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 3 - ACQUISITIONS
FPT Acquisition
Overview
On November 18, 2021, pursuant to the FPT Acquisition Agreement, we completed the FPT Acquisition, in which we were the acquirer. The FPT Acquisition gives us a competitive advantage in sourcing prime scrap, a key raw material for our steelmaking facilities. We incurred acquisition-related costs, excluding severance costs, of $1 million for the three months ended March 31, 2022, which was recorded in Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations.
The fair value of the total purchase consideration was determined as follows:

(In Millions)
Cash consideration:
Cash consideration pursuant to the FPT Acquisition Agreement	$778
Estimated cash consideration payable related to Internal Revenue Code Section 338(h)(10)	35
Total cash consideration	813
Fair value of settlement of a pre-existing relationship	(20)
Total purchase consideration	$793
The Company's estimation of cash consideration payable related to Internal Revenue Code Section 338(h)(10) with respect to entities acquired in connection with the FPT Acquisition could potentially change as elections are expected to be finalized in the third quarter of 2022.
Valuation Assumption and Purchase Price Allocation
We estimated fair values at November 18, 2021 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the FPT Acquisition. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the FPT Acquisition, most notably, personal and real property, deferred taxes, environmental obligations and intangible assets, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the FPT Acquisition was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$9	$—	9
Accounts receivable, net	233	2	235
Inventories	137	2	139
Other current assets	4	(1)	3
Property, plant and equipment	179	26	205
Other non-current assets	74	(1)	73
Accounts payable	(122)	—	(122)
Accrued employment costs	(8)	—	(8)
Other current liabilities	(9)	—	(9)
Other non-current liabilities	(21)	(1)	(22)
Net identifiable assets acquired	476	27	503
Goodwill	279	11	290
Total net assets acquired	$755	$38	$793
The goodwill resulting from the FPT Acquisition primarily represents the incremental benefit of providing substantial access to prime scrap for our vertically integrated steelmaking business, as well as any synergistic benefits to be realized from the FPT Acquisition within our Steelmaking segment.
The preliminary purchase price allocated to identifiable intangible assets acquired was:

	(In Millions)	Weighted Average Life (In Years)
Customer relationships	$13	15
Supplier relationships	21	18
Trade names and trademarks	7	15
Total identifiable intangible assets	$41	17
Intangible assets are classified as Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position.
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

The following table represents our Revenues by market:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Steelmaking:
Automotive	$1,607	$1,287
Infrastructure and manufacturing	1,542	954
Distributors and converters	1,829	1,248
Steel producers	816	430
Total Steelmaking	5,794	3,919
Other Businesses:
Automotive	122	105
Infrastructure and manufacturing	15	10
Distributors and converters	24	15
Total Other Businesses	161	130
Total revenues	$5,955	$4,049
The following tables represent our Revenues by product line:

	(Dollars in Millions, Sales Volumes in Thousands of Net Tons)
	Three Months Ended March 31,
	2022		2021
	Revenue	Volume	Revenue	Volume
Steelmaking:
Hot-rolled steel	$1,194	903	$895	1,182
Cold-rolled steel	984	651	632	748
Coated steel	1,775	1,242	1,308	1,369
Stainless and electrical steel	551	189	363	167
Plate	421	221	244	275
Other steel products	334	431	289	403
Other	535	N/A	188	N/A
Total Steelmaking	5,794		3,919
Other Businesses:
Other	161	N/A	130	N/A
Total revenues	$5,955		$4,049
NOTE 5 - SEGMENT REPORTING
We are vertically integrated from mined raw materials and direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are organized into four operating segments based on our differentiated products – Steelmaking, Tubular, Tooling and Stamping, and European Operations. We have one reportable segment – Steelmaking. The operating segment results of our Tubular, Tooling and Stamping, and European Operations that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Our Steelmaking segment operates as the largest flat-rolled steel producer supported by being the largest iron ore pellet producer as well as a leading prime scrap processor in North America, primarily serving the automotive, distributors and converters and infrastructure and manufacturing markets. Our Other Businesses primarily include the operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. All intersegment transactions were eliminated in consolidation.
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
Our results by segment are as follows:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Revenues:
Steelmaking	$5,794	$3,919
Other Businesses	161	130
Total revenues	$5,955	$4,049

Adjusted EBITDA:
Steelmaking	$1,423	$502
Other Businesses	29	11
Eliminations[1]	(1)	—
Total Adjusted EBITDA	$1,451	$513

1 In 2022, we began allocating Corporate SG&A to our operating segments. Prior periods have been adjusted to reflect this change. The Eliminations line now only includes sales between segments.
The following table provides a reconciliation of our consolidated Net income to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Net income	$814	$57
Less:
Interest expense, net	(77)	(92)
Income tax expense	(237)	(9)
Depreciation, depletion and amortization	(301)	(217)
	1,429	375
Less:
EBITDA of noncontrolling interests[1]	22	22
Asset impairment	(29)	—
Loss on extinguishment of debt	(14)	(66)
Severance costs	(1)	(11)
Acquisition-related costs excluding severance costs	(1)	(2)
Amortization of inventory step-up	—	(81)
Impact of discontinued operations	1	—
Total Adjusted EBITDA	$1,451	$513

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$13	$16
Depreciation, depletion and amortization	9	6
EBITDA of noncontrolling interests	$22	$22

The following summarizes our assets by segment:

	(In Millions)
	March 31, 2022	December 31, 2021
Assets:
Steelmaking	$19,042	$18,326
Other Businesses	335	306
Total segment assets	19,377	18,632
Corporate/Eliminations	391	343
Total assets	$19,768	$18,975
The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Capital additions[1]:
Steelmaking	$175	$133
Other Businesses	6	11
Corporate	—	18
Total capital additions	$181	$162

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	March 31, 2022	December 31, 2021
Land, land improvements and mineral rights	$1,397	$1,291
Buildings	907	889
Equipment	8,691	8,709
Other	233	229
Construction in progress	414	408
Total property, plant and equipment[1]	11,642	11,526
Allowance for depreciation and depletion	(2,630)	(2,340)
Property, plant and equipment, net	$9,012	$9,186

[1] Includes right-of-use assets related to finance leases of $371 million and $411 million as of March 31, 2022 and December 31, 2021, respectively.
We recorded depreciation and depletion expense of $298 million and $215 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation and depletion expense for the three months ended March 31, 2022 includes $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of Goodwill by segment:

	(In Millions)
	March 31, 2022	December 31, 2021
Steelmaking	$953	$942
Other Businesses	174	174
Total goodwill	$1,127	$1,116
The increase of $11 million in the balance of Goodwill in our Steelmaking segment as of March 31, 2022, compared to December 31, 2021, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the acquisition of FPT. Refer to NOTE 3 - ACQUISITIONS for further details.
Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

	(In Millions)
	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(9)	$81	$95	$(8)	$87
Developed technology	60	(8)	52	60	(6)	54
Trade names and trademarks	18	(3)	15	18	(2)	16
Mining permits	72	(26)	46	72	(26)	46
Supplier relationships	21	—	21	18	—	18
Total intangible assets	$261	$(46)	$215	$263	$(42)	$221
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$15	$(56)	$(71)	$14	$(57)

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
Amortization expense related to intangible assets was $4 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. Estimated future amortization expense is $9 million for the remainder of 2022 and $13 million annually for the years 2023 through 2027.
Income from amortization related to the intangible liabilities for both the three months ended March 31, 2022 and 2021 was $1 million. Estimated future income from amortization is $4 million for the remainder of 2022 and $5 million annually for the years 2023 through 2027.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	March 31, 2022	December 31, 2021
Senior Secured Notes:
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	$607	$607
6.750% 2026 Senior Secured Notes	Cliffs	6.99%	845	845
Senior Unsecured Notes:
1.500% 2025 Convertible Senior Notes	Cliffs	6.26%	—	294
7.000% 2027 Senior Notes	Cliffs	9.24%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.24%	56	56
5.875% 2027 Senior Notes	Cliffs	6.49%	556	556
4.625% 2029 Senior Notes	Cliffs	4.63%	500	500
4.875% 2031 Senior Notes	Cliffs	4.88%	500	500
6.250% 2040 Senior Notes	Cliffs	6.34%	263	263
IRBs due 2024 to 2028	AK Steel	Various	—	66
ABL Facility	Cliffs[2]	Variable[3]	1,715	1,609
Total principal amount			5,115	5,369
Unamortized discounts and issuance costs			(87)	(131)
Total long-term debt			$5,028	$5,238

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 2.00% and 1.87%, respectively, as of March 31, 2022 and December 31, 2021.
Debt Extinguishments - 2022
On January 18, 2022, we redeemed all of our outstanding 1.500% 2025 Convertible Senior Notes through a combination settlement, with the aggregate principal amount of $294 million paid in cash, and 24 million common shares, with a fair value of $499 million, delivered to noteholders in settlement of the premium due per the terms of the indenture, plus cash in respect of the accrued and unpaid interest on the 1.500% 2025 Convertible Senior Notes to, but not including, the redemption date per the terms of the indenture.
Additionally, on March 25, 2022, we redeemed all $66 million aggregate principal amount outstanding of the IRBs due 2024 to 2028.
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended March 31, 2022
Debt Instrument	Debt Extinguished	Gain (Loss) on Extinguishment
1.500% 2025 Convertible Senior Notes	$294	$(16)
IRBs due 2024 to 2028	66	2
Total	$360	$(14)
Subsequent to the quarter ended March 31, 2022, we redeemed all of our outstanding 9.875% 2025 Senior Secured Notes with available liquidity on April 20, 2022. Refer to NOTE 19 - SUBSEQUENT EVENTS for further information.

ABL Facility
As of March 31, 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
March 31, 2022
Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(1,715)
Letter of credit obligations[2]	(171)
Borrowing capacity available	$2,614

1 As of March 31, 2022, the ABL Facility has a maximum available borrowing base of $4.5 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations including, but not limited to, workers' compensation, employee severance, insurance, operating agreements and environmental obligations.

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2022:

(In Millions)
Maturities of Debt
2022 (remaining period of year)	$—
2023	—
2024	—
2025	2,322
2026	845
Thereafter	1,948
Total maturities of debt	$5,115
NOTE 9 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. See NOTE 13 - DERIVATIVE INSTRUMENTS for information on our derivative instruments, which are accounted for at fair value on a recurring basis.
A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		March 31, 2022		December 31, 2021
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,313	$3,525	$3,561	$3,911
IRBs due 2024 to 2028	Level 1	—	—	68	66
ABL Facility - outstanding balance	Level 2	1,715	1,715	1,609	1,609
Total		$5,028	$5,240	$5,238	$5,586
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
The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Service cost	$12	$14
Interest cost	32	26
Expected return on plan assets	(92)	(90)
Amortization:
Net actuarial loss	4	8
Net periodic benefit credits	$(44)	$(42)
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Service cost	$11	$13
Interest cost	20	18
Expected return on plan assets	(10)	(10)
Amortization:
Net actuarial loss (income)	(3)	1
Net periodic benefit costs	$18	$22
Based on funding requirements, we made no defined benefit pension contributions for the three months ended March 31, 2022. Based on funding requirements, we made $146 million of defined benefit pension contributions for the three months ended March 31, 2021. As a result of the CARES Act enacted on March 27, 2020, we deferred $118 million of 2020 pension contributions, which were paid on January 4, 2021. We made contributions of $28 million to our voluntary employee benefit association trust plans for the three months ended March 31, 2022. Based on funding requirements, no contributions to our voluntary employee benefit association trust plans were required or made for the three months ended March 31, 2021.
NOTE 11 - INCOME TAXES
Our 2022 estimated annual effective tax rate before discrete items as of March 31, 2022 is 22%. The estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2021 estimated annual effective tax rate before discrete items as of March 31, 2021 was 19%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in income and a decrease to the percentage depletion in excess of cost depletion.

NOTE 12 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	March 31, 2022	December 31, 2021
Asset retirement obligations[1]	$460	$449
Less: current portion	33	35
Long-term asset retirement obligations	$427	$414

[1] Includes $297 million and $293 million related to our active operations as of March 31, 2022 and December 31, 2021, respectively.
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
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2022	2021
Asset retirement obligation as of January 1	$449	$342
Decrease from acquisitions	—	(34)
Accretion expense	7	3
Revision in estimated cash flows	7	—
Remediation payments	(3)	(1)
Asset retirement obligation as of March 31	$460	$310
NOTE 13 - DERIVATIVE INSTRUMENTS
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
Our commodity contracts are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives in Accumulated other comprehensive income until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs. Refer to NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for further information.
The following table presents the notional amount of our outstanding hedge contracts:

			(In Millions)
			March 31, 2022	December 31, 2021
Commodity Contracts	Unit of Measure	Maturity Dates	Notional Amount	Notional Amount
Natural gas	MMBtu	April 2022 - November 2024	105	93
Zinc	Pounds	April 2022 - December 2022	27	35

The following table presents the fair value of our cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	March 31, 2022	December 31, 2021
Other current assets	$140	$40
Other non-current assets	26	—
Other current liabilities	—	(10)
Other non-current liabilities	—	(4)
NOTE 14 - CAPITAL STOCK
Share Repurchase Program
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. During the three months ended March 31, 2022, we repurchased 1 million common shares at a cost of $19 million in the aggregate.
Underwritten Public Offering
On February 11, 2021, we sold 20 million of our common shares and 40 million common shares were sold by an affiliate of ArcelorMittal in an underwritten public offering. In each case, shares were sold at a price per share of $16.12. Prior to this sale, ArcelorMittal held approximately 78 million of our common shares, which were issued as a part of the consideration in connection with the AM USA Transaction. We did not receive any proceeds from the sale of the 40 million common shares sold on behalf of ArcelorMittal. We used the net proceeds from the offering, plus cash on hand, to redeem $322 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes.
Preferred Stock
We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value, authorized and 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares are issued or outstanding.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the changes in Accumulated other comprehensive income related to Cliffs shareholders’ equity:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Foreign Currency Translation
Beginning balance	$1	$3
Other comprehensive loss before reclassifications	—	(1)
Ending balance	$1	$2

Derivative Instruments
Beginning balance	$68	$(1)
Other comprehensive income before reclassifications	168	10
Income tax	(39)	(2)
Other comprehensive income before reclassifications, net of tax	129	8
Gains reclassified from AOCI to net income[1]	(42)	(1)
Income tax expense[2]	9	—
Net gains reclassified from AOCI to net income	(33)	(1)
Ending balance	$164	$6

Pension and OPEB
Beginning balance	$549	$(135)
Net actuarial loss reclassified from AOCI to net income[3]	1	9
Income tax benefit[2]	—	(2)
Net losses reclassified from AOCI to net income	1	7
Ending balance	$550	$(128)

Total AOCI Ending Balance	$715	$(120)

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax expense in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $15 million and $17 million for the three months ended March 31, 2022 and 2021, respectively, that was included in our consolidated income before income taxes.

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

	(In Millions)
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$—	$—
Inventories	30	20
Property, plant and equipment, net	294	300
Accounts payable	(20)	(12)
Other assets (liabilities), net	(16)	(12)
Noncontrolling interests	(288)	(296)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended March 31,
	2022	2021
Income from continuing operations	$813	$57
Income from continuing operations attributable to noncontrolling interest	(13)	(16)
Net income from continuing operations attributable to Cliffs shareholders	800	41
Income from discontinued operations, net of tax	1	—
Net income attributable to Cliffs shareholders	$801	$41

Weighted average number of shares:
Basic	521	490
Redeemable preferred shares	—	58
Convertible senior notes[1]	7	19
Employee stock plans	4	4
Diluted	532	571

Earnings per common share attributable to Cliffs shareholders - basic[2]:
Continuing operations	$1.54	$0.08
Discontinued operations	—	—
	$1.54	$0.08

Earnings per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$1.50	$0.07
Discontinued operations	—	—
	$1.50	$0.07

1 On January 1, 2022, we adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). We utilized the modified retrospective method of adoption; using this approach, the guidance was applied to transactions outstanding as of the beginning of the fiscal year.

[2] For the three months ended March 31, 2021, basic earnings per share is calculated by dividing Net income attributable to Cliffs shareholders, less $4 million of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

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
The following is a summary of our environmental obligations:

	(In Millions)
	March 31, 2022	December 31, 2021
Environmental obligations	$206	$207
Less: current portion	19	20
Long-term environmental obligations	$187	$187
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
Pursuant to RCRA, which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. Likewise, the EPA or the states may require closure or post-closure care of residual, industrial and hazardous waste management units. Environmental regulators have the authority to inspect all of our facilities. While we cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities that they believe require corrective action.
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
Burns Harbor Water Issues
In August 2019, ArcelorMittal Burns Harbor LLC (n/k/a Cleveland-Cliffs Burns Harbor LLC) suffered a loss of the blast furnace cooling water recycle system, which led to the discharge of cyanide and ammonia in excess of the Burns Harbor plant's NPDES permit limits. Since that time, the facility has taken numerous steps to prevent recurrence and maintain compliance with its NPDES permit. We engaged in settlement discussions with the U.S. Department of Justice, the EPA and the State of Indiana to resolve any alleged violations of environmental laws or regulations arising out of the August 2019 event. Later stages of the settlement discussions included the Environmental Law and Policy Center (ELPC) and Hoosier Environmental Council (HEC), which had filed a lawsuit on December 20, 2019 in the U.S. District Court for the Northern District of Indiana alleging violations resulting from the August 2019 event and other Clean Water Act claims. On February 14, 2022, the United States and the State of Indiana filed a complaint and a proposed consent decree, and on April 21, 2022, the United States, with the consent of all of the parties, filed a motion seeking final approval of the consent decree from the court. The consent decree requires specified enhancements to the mill's wastewater treatment systems and a $3 million civil penalty, along with other terms and conditions. Other parties to the consent decree include the United States, the State of Indiana, ELPC and HEC. In addition, ArcelorMittal Burns Harbor LLC was served with a subpoena on December 5, 2019, from the United States District Court for the Northern District of Indiana, relating to the August 2019 event and has responded to the subpoena requests, including follow-up requests. With the resolution of monetary sanctions and injunctive relief requirements under the pending consent decree, we do not believe that the costs to resolve any other third-party claims, including potential natural resource damages claims, that may arise out of the August 2019 event are likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
NOTE 19 - SUBSEQUENT EVENTS
On March 21, 2022, we issued a notice of redemption for all $607 million aggregate principal amount outstanding of the 9.875% 2025 Senior Secured Notes. The total payment made on April 20, 2022, the redemption date, to holders of the notes, including the redemption premium, was $677 million. The notes were redeemed with available liquidity and resulted in a loss on extinguishment of debt of $85 million, which will be recorded during the second quarter of 2022. The cash interest associated with these notes was approximately $60 million per year.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as well as other publicly available information.
Overview
Cliffs is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest manufacturer of iron ore pellets in North America. We are vertically integrated from mined raw materials, direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are the largest supplier of steel to the automotive industry in North America and serve a diverse range of other markets due to our comprehensive offering of flat-rolled steel products. Headquartered in Cleveland, Ohio, we employ approximately 26,000 people across our operations in the United States and Canada.
Economic Overview
The fundamentals for our U.S.-centric, vertically integrated business remain healthy as demand continues to be strong, the economic rationale for importing steel has diminished and our primary competition’s cost structure has increased more than our own. We believe the ongoing increase in input costs, driven largely by current geopolitical events, provides us a unique advantage relative to our domestic peers, which can be capitalized on through higher margins. The price for domestic HRC, the most significant index in driving our revenues and profitability, averaged $1,215 per net ton for the first quarter of 2022, 4% higher than the same period last year and well above the prior ten-year average of approximately $712 per net ton. Our expectation, as supported by the futures curve, is that HRC will remain substantially above historical averages.
HRC prices bottomed in early March 2022 at $935 per net ton, before sharply rebounding 47% to $1,379 per net ton at the end of the first quarter of 2022. Healthy consumer balance sheets have driven strong demand for consumer goods, such as HVAC products and appliances. Demand from machinery and equipment producers has also been robust. The demand for light vehicles has been strong; however, automotive supply chain difficulties have limited the demand for steel from automotive manufacturers. Additionally, the recently passed Infrastructure and Jobs Act of 2021 in the U.S. will likely generate increased steel demand. On the supply side, spot steel availability has been limited due to uncertainty in raw material supply and costs as well as higher global steel prices, which reduces import viability.

The conflict between Russia and Ukraine has disrupted raw material sourcing for our minimill competitors and increased their steelmaking input costs. Approximately two-thirds of all U.S. imported pig iron, a primary feedstock of minimills, is sourced from Russia and Ukraine. During the first quarter of 2022, imported pig iron prices surged from $565 to $1,045 per metric ton, the highest level since Fastmarkets AMM began assessing the pig iron market in September 2017. Higher imported pig iron costs will continue to support a higher HRC price. Unlike other flat-rolled steel producers, we are not reliant on imported pig iron as we produce it in house at our blast furnaces, using our own iron ore and HBI as the primary raw materials.
The price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has significantly increased since the beginning of 2022. The Fastmarkets AMM Cleveland busheling price increased from $580 per long ton at the beginning of the first quarter of 2022 to $795 per long ton for the most recently reported data. As the nearest replacement to imported pig iron, we expect the busheling scrap price will remain elevated as the availability of imported pig iron from Russia and Ukraine remains uncertain. We had already expected the supply of busheling scrap to remain tight due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally. As we are fully-integrated and primarily have a blast furnace footprint, the rising prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan. The rising price of scrap should also enhance the benefit of sourcing more scrap internally following the FPT Acquisition and provide greater cost savings potential for HBI used internally.
The price of iron ore has risen dramatically since the beginning of 2022, from $120 to $158 per metric ton at the end of the first quarter, which has been another important factor in rising steel prices globally. The Platts 62% price averaged $142 per metric ton in the first quarter of 2022, which is 44% higher than the historical ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first three months of 2022, North American light vehicle production was approximately 3.6 million units, the highest quarterly production volume since the first quarter of 2021. However, automotive production continues to be adversely affected by the global semiconductor shortage, as well as other material shortages and supply chain disruptions. This has continued to cause several outages amongst light vehicle manufacturers and the ultimate resolution timing is currently unknown.
During the first quarter of 2022, light vehicle sales in the U.S. saw a seasonally adjusted annualized rate of 14.2 million units, with 2.9 million passenger cars and 11.3 million light trucks sold, representing a 15% decrease over the first quarter of 2021 due primarily to decreased availability. While the semiconductor shortage is still present, it has eased modestly since 2021. Production is expected to improve and finish the year at 14.7 million units compared to 13.0 million units in each of 2020 and 2021. Improved sales and continued production issues have kept inventory near all-time lows, with only 1.1 million units of gross stock at the end of the first quarter of 2022.
Competitive Strengths
As the largest flat-rolled steel producer in North America, we benefit from having the size and scale necessary in a competitive, capital intensive business. Our sizeable operating footprint provides us with the operational leverage, flexibility and cost performance to achieve competitive margins throughout the business cycle. We also have a unique vertically integrated profile from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. This positioning gives us both lower and more predictable costs throughout the supply chain and more control over both our manufacturing inputs and our end product destination.
One of our main competitive strengths is our ability to source our primary feedstock domestically and internally. This model reduces our exposure to volatile pricing and unreliable global sourcing. The current Russia-Ukraine conflict has displayed the importance of our U.S.-centric footprint, as our minimill competitors rely on imported pig iron to produce flat-rolled steel. We believe this advantage allows us to achieve margins above industry averages for flat-rolled steel, as we are not as reliant on unpredictable and volatile raw material supplies and pricing. Because we control our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
The FPT Acquisition has given us a competitive advantage in sourcing prime scrap, as we have started leveraging our long-standing flat-rolled automotive and other customer relationships into recycling partnerships to further grow our prime scrap presence. In the short period of time since the FPT Acquisition was completed, we have already seen success in our strategy by increasing our prime scrap presence. Additionally, FPT has 22 facilities located primarily in the Midwest near our steel facilities, which gives us an increased advantage in logistics. We believe the strategic importance of these assets is now even further elevated as a result of the Russia-Ukraine conflict.
We are also the largest supplier of automotive-grade steel in the U.S. Compared to other steel end markets, automotive steel is generally higher quality and more operationally and technologically intensive to produce. As such, it often generates higher through-the-cycle margins, making it a desirable end market for the steel industry. Given the strong demand and market environment for steel in 2021, we were able to significantly improve our fixed-price contracts, which should benefit us throughout 2022. Demand for our automotive-grade steel is expected to increase in 2022 with pent-up automotive demand as a result of the semiconductor shortage. With our continued technological innovation, as well as leading delivery performance, we expect to remain the leader in supplying this industry.
We are the only producers of both GOES and NOES in the U.S. The recently passed Infrastructure and Jobs Act of 2021 in the U.S. provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased electric vehicle adoption, both of which require electrical steels. As a result, with increased demand for both transformers and motors for electric vehicles, we expect to benefit from this position in what is currently a rapidly growing market.
We believe we offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of our offering includes advanced high-strength steel, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, tinplate, GOES, NOES, stainless steels, tool and die, stamped components, rail, slab and cast ingot. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are the first and the only producer of HBI in the Great Lakes region. Construction of our Toledo direct reduction plant was completed in the fourth quarter of 2020 and reached full run-rate nameplate annual capacity of 1.9 million metric tons during the middle of 2021. From this modern plant, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer or in our BOFs and EAFs as a premium scrap alternative. We use HBI to stretch our hot metal production, lowering carbon intensity and reliance on coke. As a result of our internal usage of HBI, coupled with our ongoing evaluation of coke use strategies, we idled our coke facility at Middletown Works during the third quarter of 2021 and permanently closed our Mountain State Carbon coke plant in the first quarter of 2022. With increasing tightness in the scrap and metallics markets combined with our own internal needs, we expect our Toledo direct reduction plant to support healthy margins for us going forward.
Strategy
Maximize Our Commercial Strengths
We offer a full suite of flat steel products encompassing all steps of the steel manufacturing process. We have an industry-leading market share in the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
As a result of our exposure to these high-end markets, we have the highest fixed-price contractual volumes in our industry. Approximately 45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. The pricing in our fixed-price contracts has dramatically improved in 2022 compared to 2021. We expect to be able to maintain and increase contract values as fundamentals remain strong and the HRC price remains above historical averages.
We are also proponents of the “value over volume” approach in terms of steel supply. We take our leadership role in the industry very seriously and intend to manage our steel output in a responsible manner. In the first quarter of 2022, we announced the indefinite idle of Indiana Harbor #4 blast furnace. Going forward, we will continue to use our operational flexibility to align with our “value over volume” approach in terms of steel supply.
Take Advantage of our U.S.-Centric, Internally Sourced Supply Chain
We believe the conflict between Russia and Ukraine has displayed the unique advantage of our vertically integrated business model. Two-thirds of U.S. imports of pig iron, a critical raw material for flat-rolled minimills, are sourced from Russia and Ukraine. This supply has been largely disrupted, driving a spike in costs and reduced availability for our competitors’ ferrous inputs. We produce our pig iron in house in the United States, supported by internally sourced iron ore and HBI and supplemented with internally sourced scrap. As a result, our costs remain relatively stable and our iron feedstock needs are secure compared to our competitors.

While these competitors are forced to scramble for materials and increase their selling prices as a result of rising input costs, we expect to be able to realize higher margins as we take advantage of our vertically integrated footprint. We are also more secure in offering additional finished steel to customers with less exposure to uncertain materials costs or limited availability.
We began construction of our Toledo direct reduction plant in 2017, in part because of the uncertainty of the industry sourcing metallics from Russia and Ukraine. Russia had previously invaded the Crimea peninsula in 2014, and we felt it necessary to on-shore more metallics capacity to the United States. HBI, which is a lower-carbon alternative to imported pig iron, has also become a critical component of our decarbonization strategy.
Optimize Our Fully Integrated Steelmaking Footprint
We are a fully-integrated steel enterprise with the size and scale to achieve margins above industry averages for flat-rolled steel. Our focus remains on both maintaining and enhancing our cost advantage while also lowering carbon emissions. The combination of our ferrous raw materials, including iron ore, scrap and HBI, allows us to do so relative to peers who must rely on more unpredictable and unreliable raw material sourcing strategies.
We have started to increase the amount of scrap and HBI in our melting processes to stretch our production of liquid pig iron from traditional inputs. With our acquisition of FPT, we have ample access to scrap along with internally-sourced HBI. The use of higher amounts of HBI in our blast furnaces ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations. As a result of the successful operational improvements, we announced the indefinite idle of the Indiana Harbor #4 blast furnace in the first quarter of 2022. The indefinite idle reduced our operational blast furnaces from 8 to 7 without any expected change to our full-year 2022 steel shipment volumes.
Expand our Ferrous Scrap Recycling Presence
Throughout our entire footprint, we consume a very significant amount of scrap in our EAFs and BOFs, more than half of which can now be obtained through internal sources. Prime scrap is a byproduct of industrial manufacturing. As manufacturing in the U.S. has moved offshore and yields have improved, prime scrap supply has been shrinking for the last 50 years. As the steel industry continues to increase its focus on decarbonization and brings new flat-rolled EAF capacity online over the next five years, and the global metallics market remains disrupted as a result of the Russia-Ukraine conflict, securing additional access to prime scrap will continue to be an important strategic initiative.
Our expansion in this area began with the FPT Acquisition and has continued to grow by pairing FPT's processing capabilities with our long-standing customer relationships. As the largest supplier of flat-rolled steel in North America, we are the largest source of the steel that generates prime scrap in manufacturing facilities. Based on this, we are growing our prime scrap presence by leveraging our long-standing flat-rolled automotive and other customer relationships and expanding them into recycling partnerships. The FPT Acquisition allows us to optimize productivity at our existing EAFs and BOFs, as we have no current plans to add additional steelmaking capacity.
Advance our Participation in the Green Economy
We are seeking to expand our customer base with the rapidly growing and desirable electric vehicle market. At this time, we believe the North American automotive industry is approaching a structural inflection point with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With our unique technical capabilities and leadership in the automotive industry, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
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
We are currently the sole producer of electrical steels in the U.S., which can facilitate the modernization of the U.S. electrical grid. Along with charging networks, electrical steels are also needed in the motors of electric vehicles.

Enhance our Environmental Sustainability
Our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. In early 2021, we announced our commitment to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emission reductions across all of our operations.
Prior to setting this goal with our newly acquired steel assets, we exceeded our previous GHG reduction target at our legacy facilities six years ahead of our 2025 goal. In 2019, we reduced our combined Scope 1 and Scope 2 GHG emissions by 42% on a mass basis from 2005 baseline levels. Our goal is to further reduce those emissions in coming years.
Our future GHG emissions reductions are expected to be driven by the use of direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, driving more productivity out of fewer blast furnaces, natural gas technologies, including natural gas injection, carbon capture, clean energy and energy efficiency projects.
Improve Financial Flexibility
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand any negative demand or pricing pressure we may encounter. With strong business conditions and the expectation to generate healthy free cash flow throughout 2022 and beyond, we have the ability to reduce substantial amounts of debt, return capital to shareholders through our share repurchase program and make investments to both improve and grow our business.
We anticipate that a strong market environment and significantly improved fixed-price contracts will provide us ample opportunities to reduce our debt with our own free cash flow generation in the coming years. We have demonstrated this by redeeming all $607 million aggregate principal amount outstanding of our 9.875% 2025 Senior Secured Notes in April 2022. In addition, we redeemed all $294 million aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes in January 2022.
Recent Developments
Closure of Mountain State Carbon
As a result of our internal usage of HBI, coupled with our ongoing evaluation of coke use strategies, we permanently closed our Mountain State Carbon coke plant during the first quarter of 2022.
Indefinite Idle of Indiana Harbor #4 Blast Furnace
On February 21, 2022, we announced the indefinite idle of the Indiana Harbor #4 blast furnace. The Indiana Harbor #4 blast furnace, which has a production capacity of 2.1 million net tons of hot metal per year, is now indefinitely idled. We do not expect any change to full-year 2022 steel shipment volumes as a result of the indefinite idle of the Indiana Harbor #4 blast furnace.
Financing Transactions
On March 21, 2022, we issued a notice of redemption for all $607 million aggregate principal amount outstanding of the 9.875% 2025 Senior Secured Notes. The total payment made on April 20, 2022, the redemption date, to holders of the notes, including the redemption premium, was $677 million. The notes were redeemed with available liquidity. The cash interest associated with these notes was approximately $60 million per year.
On January 18, 2022, we redeemed all of our outstanding 1.500% 2025 Convertible Senior Notes through a combination settlement, with the aggregate principal amount of $294 million paid in cash, and 24 million common shares, with a fair value of $499 million, delivered to noteholders in settlement of the premium due per the terms of the indenture, plus cash in respect of the accrued and unpaid interest on the 1.500% 2025 Convertible Senior Notes to, but not including, the redemption date per the terms of the indenture.
Additionally, on March 25, 2022, we redeemed all $66 million aggregate principal amount outstanding of the IRBs due 2024 to 2028.

Results of Operations
Overview
Our total revenues, net income, diluted EPS and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 were as follows:
See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net income to Adjusted EBITDA.
Revenues
During the three months ended March 31, 2022, our consolidated Revenues were $5,955 million, an increase of $1,906 million, compared to the prior-year period. The increase was primarily due to an increase in the average steel product selling price of $546 per net ton, partially offset by a decrease of 507 thousand net tons of steel shipments from our Steelmaking segment.
Revenues by Product Line
The following represents our consolidated Revenues by product line for the three months ended:

Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues attributable to each of the markets we supply:

	(In Millions)
	Three Months Ended March 31,
	2022		2021
	Revenue	%	Revenue	%
Automotive	$1,729	29%	$1,392	34%
Infrastructure and Manufacturing	1,557	26%	964	24%
Distributors and Converters	1,853	31%	1,263	31%
Steel Producers	816	14%	430	11%
Total revenues	$5,955		$4,049
Operating Costs
Cost of goods sold
During the three months ended March 31, 2022, Cost of goods sold increased by $945 million, as compared to the prior-year period. See "— Results of Operations — Steelmaking" below for further detail.
Selling, general and administrative expenses
During the three months ended March 31, 2022, Selling, general and administrative expenses increased by $14 million, as compared to the prior-year period. The increase was primarily due to an increase in employment-related costs and higher charitable contributions to The Cleveland-Cliffs Foundation.
Miscellaneous – net
Miscellaneous – net increased by $30 million for the three months ended March 31, 2022, as compared to the prior-year period. The increase in miscellaneous expense was primarily due to the $29 million asset impairment charge associated with the permanent closure of Mountain State Carbon.
Other Income (Expense)
Interest expense, net
Interest expense, net decreased by $15 million for the three months ended March 31, 2022, as compared to the prior-year period. The decrease was primarily due to debt restructuring activities during 2021, which reduced interest expense on our senior notes.
Gain (loss) on extinguishment of debt
The loss on extinguishment of debt of $14 million for the three months ended March 31, 2022 primarily resulted from the redemption of all $294 million aggregate principal amount of our outstanding 1.500% 2025 Convertible Senior Notes in January 2022.
The loss on extinguishment of debt of $66 million for the three months ended March 31, 2021 primarily resulted from the repurchase of $322 million aggregate principal amount of 9.875% 2025 Senior Secured Notes and $535 million in aggregate principal amount of our outstanding senior notes of various series.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.

Income Taxes
Our effective tax rate is impacted by permanent items, primarily state income tax expense and depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Income tax expense	$(237)	$(9)
Effective tax rate	23%	14%
Our 2022 estimated annual effective tax rate before discrete items at March 31, 2022 is 22%. This estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2021 estimated annual effective tax rate before discrete items at March 31, 2021 was 19%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in income and a decrease to the percentage depletion in excess of cost depletion.
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
The following table provides a reconciliation of our Net income to Adjusted EBITDA:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Net income	$814	$57
Less:
Interest expense, net	(77)	(92)
Income tax expense	(237)	(9)
Depreciation, depletion and amortization	(301)	(217)
Total EBITDA	$1,429	$375
Less:
EBITDA of noncontrolling interests[1]	$22	$22
Asset impairment	(29)	—
Loss on extinguishment of debt	(14)	(66)
Severance costs	(1)	(11)
Acquisition-related costs excluding severance costs	(1)	(2)
Amortization of inventory step-up	—	(81)
Impact of discontinued operations	1	—
Total Adjusted EBITDA	$1,451	$513

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$13	$16
Depreciation, depletion and amortization	9	6
EBITDA of noncontrolling interests	$22	$22

The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA:
Steelmaking	$1,423	$502
Other Businesses	29	11
Eliminations[1]	(1)	—
Total Adjusted EBITDA	$1,451	$513

1 In 2022, we began allocating Corporate SG&A to our operating segments. Prior periods have been adjusted to reflect this change. The Eliminations line now only includes sales between segments.
Adjusted EBITDA from our Steelmaking segment for the three months ended March 31, 2022 increased by $921 million, as compared to the prior-year period. The increase was primarily attributable to higher gross margin of $947 million for the three months ended March 31, 2022, as compared to the prior-year period. For the three months ended March 31, 2022 and 2021, our Steelmaking Adjusted EBITDA included Selling, general and administrative expenses of $114 million and $99 million, respectively.
Steelmaking
The following is a summary of our Steelmaking segment results included in our consolidated financial statements for the three months ended March 31, 2022 and 2021.
The following is a summary of our Steelmaking segment operating results:

	Three Months Ended March 31,		Percent Change
	2022	2021
Steel shipments (in thousands of net tons)	3,637	4,144	(12)%
Average selling price per net ton of steel products	$1,446	$900	61%

Revenues (in millions)	$5,794	$3,919	48%
Cost of goods sold (in millions)	$(4,572)	$(3,644)	25%
Gross margin (in millions)	$1,222	$275	344%
Gross margin percentage	21%	7%
Adjusted EBITDA (in millions)	$1,423	$502	183%
Operating Results
Gross margin increased by $947 million, or 344%, during the three months ended March 31, 2022, as compared to the prior-year period, primarily due to:
•An increase in selling prices (approximately $2 billion impact) driven by favorable renewals of annual sales contracts, higher index steel prices and spot prices;
•This increase was partially offset by lower sales volumes (approximately $150 million impact), predominantly driven by lower shipments to the distributor and converters end market due to high inventory levels, as well as reduced shipments to the automotive and end user markets, as a result of supply chain shortages; and
•Increased costs of production (approximately $900 million impact) driven by higher raw materials and utility costs, including coal, alloys, scrap and natural gas, coupled with increased investment in maintenance and labor costs.

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
The current strong market environment has provided us opportunities to reduce our debt with our own free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. During 2022, we took action in alignment with these priorities. First, in January 2022, we redeemed all $294 million in aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes. Second, in March 2022, we redeemed all $66 million aggregate principal amount outstanding of the IRBs due 2024 to 2028. Most recently, in April 2022, we redeemed all $607 million remaining aggregate principal amount outstanding of our 9.875% 2025 Senior Secured Notes.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations, service and repay our debt obligations and return capital to shareholders.
The following discussion summarizes the significant items impacting our cash flows during the three months ended March 31, 2022 and 2021 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $533 million for the three months ended March 31, 2022, compared to net cash used by operating activities of $379 million for the three months ended March 31, 2021. The period-over-period improvement was driven by improved operating results. Additionally, there were positive changes in working capital period-over-period. Changes in working capital included increases in payables partially offset by increases in inventory primarily related to the automotive semiconductor shortage and increased raw material and production costs. Additionally, we had lower pension contributions as a result of improvements to our pension plans' funded status.
Investing Activities
Net cash used by investing activities was $235 million and $135 million for the three months ended March 31, 2022 and 2021, respectively. We had capital expenditures of $236 million and $136 million for the three months ended March 31, 2022 and 2021, respectively, primarily relating to sustaining capital spend. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, reliability, environment, health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be between $850 and $900 million.
Financing Activities
Net cash used by financing activities was $311 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $512 million for the three months ended March 31, 2021. Cash outflows from financing activities for the three months ended March 31, 2022 included $360 million for repayments of debt. We used available liquidity to redeem all $294 million aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes and all $66 million aggregate principal amount outstanding of our IRBs due 2024 to 2028.
Net cash provided by financing activities for the three months ended March 31, 2021 included the issuances of $500 million aggregate principal amount of 4.625% 2029 Senior Notes, $500 million aggregate principal amount of 4.875% 2031 Senior Notes and 20 million common shares for proceeds of $322 million, along with net borrowings of $148 million under credit facilities. We used the net proceeds from the issuance of the 20 million common shares, and cash on hand, to redeem $322 million in aggregate principal amount of our 9.875% 2025 Senior Secured Notes. We used the net proceeds from the issuances of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes to redeem all of the outstanding 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes, 7.625% 2021 AK

Senior Notes, 7.500% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes, and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
We anticipate future uses of cash during the next 12 months to include repayment of our ABL Facility balance, as well as opportunistic transactions, including other debt repayments.
Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
March 31, 2022
Cash and cash equivalents	$35

Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(1,715)
Letter of credit obligations	(171)
Borrowing capacity available	$2,614

1 As of March 31, 2022, the ABL Facility had a maximum borrowing base of $4.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $35 million as of March 31, 2022, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $2.6 billion in liquidity entering the second quarter of 2022, which is expected to be adequate to fund operations, letter of credit obligations, capital expenditures and other cash commitments for at least the next 12 months.
As of March 31, 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
Information about our Guarantors and the Issuer of our Guaranteed Securities
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes and, prior to the full redemption in April 2022, the 9.875% 2025 Senior Secured Notes issued by Cleveland-Cliffs Inc. on a senior secured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2022. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of March 31, 2022.

The guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes will be, and with respect to the 9.875% 2025 Senior Secured Notes, would have been, automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be, and with respect to the 9.875% 2025 Senior Secured Notes, would have been, automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	March 31, 2022	December 31, 2021
Current assets	$7,937	$6,539
Non-current assets	9,858	12,753
Current liabilities	(3,701)	(3,222)
Non-current liabilities	(8,914)	(9,081)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Three Months Ended
March 31, 2022
Revenues	$5,535
Cost of goods sold	(4,338)
Income from continuing operations	724
Net income	725
Net income attributable to Cliffs shareholders	725

As of March 31, 2022 and December 31, 2021, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	March 31, 2022	December 31, 2021
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$350	$199
Accounts payable	(442)	(186)

Balances with other related parties:
Accounts receivable, net	$13	$3
Accounts payable	(11)	(7)
Additionally, for the three months ended March 31, 2022, the obligated group had Revenues of $37 million and Cost of goods sold of $27 million, in each case, with other related parties.
Market Risks
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
Pricing Risks
In the ordinary course of business, we are exposed to market risk and price fluctuations related to the sale of our products, which are impacted primarily by market prices for HRC, and the purchase of energy and raw materials used in our operations, which are impacted by market prices for electricity, natural gas, ferrous and stainless steel scrap, chrome, metallurgical coal, coke, nickel and zinc. Our strategy to address market risk has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we make forward physical purchases and enter into hedge contracts to manage exposure to price risk related to the purchases of certain raw materials and energy used in the production process.
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

Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of March 31, 2022, due to a 10% and 25% change in the market price of each of the indicated commodities:

	(In Millions)
Commodity Derivative	10% Change	25% Change
Natural gas	$52	$130
Zinc	5	12
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. We concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the permanent closure of Mountain State Carbon, which resulted in a $29 million asset impairment charge for the three months ended March 31, 2022.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of March 31, 2022, we had $1,715 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the March 31, 2022 borrowing level would result in a change of $17 million to interest expense on an annual basis.
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
Forward-Looking Statements
This report contains statements that constitute "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These statements speak only as of the date of this report, and we undertake no ongoing obligation, other than that imposed by law, to update these statements. Investors are cautioned not to place undue reliance on forward-looking statements. Uncertainties and risk factors that could affect our future performance and cause results to differ from the forward-looking statements in this report include, but are not limited to:
•continued volatility of steel, iron ore and scrap metal market prices, which directly and indirectly impact the prices of the products that we sell to our customers;
•uncertainties associated with the highly competitive and cyclical steel industry and our reliance on the demand for steel from the automotive industry, which has been experiencing a trend toward light weighting and supply chain disruptions, such as the semiconductor shortage, that could result in lower steel volumes being consumed;
•potential weaknesses and uncertainties in global economic conditions, excess global steelmaking capacity, oversupply of iron ore, prevalence of steel imports and reduced market demand, including as a result of the prolonged COVID-19 pandemic, conflicts or otherwise;
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
•disruptions to our operations relating to the ongoing COVID-19 pandemic, including the heightened risk that a significant portion of our workforce or on-site contractors may suffer illness or otherwise be unable to perform their ordinary work functions;
•risks related to U.S. government actions with respect to Section 232, the USMCA and/or other trade agreements, tariffs, treaties or policies, as well as the uncertainty of obtaining and maintaining effective antidumping and countervailing duty orders to counteract the harmful effects of unfairly traded imports;
•impacts of existing and increasing governmental regulation, including potential environmental regulations relating to climate change and carbon emissions, and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorizations of, or from, any governmental or regulatory authority and costs related to implementing improvements to ensure compliance with regulatory changes, including potential financial assurance requirements;

•potential impacts to the environment or exposure to hazardous substances resulting from our operations;
•our ability to maintain adequate liquidity, our level of indebtedness and the availability of capital could limit our financial flexibility and cash flow necessary to fund working capital, planned capital expenditures, acquisitions, and other general corporate purposes or ongoing needs of our business;
•our ability to reduce our indebtedness or return capital to shareholders within the currently expected timeframes or at all;
•adverse changes in credit ratings, interest rates, foreign currency rates and tax laws;
•the outcome of, and costs incurred in connection with, lawsuits, claims, arbitrations or governmental proceedings relating to commercial and business disputes, environmental matters, government investigations, occupational or personal injury claims, property damage, labor and employment matters, or suits involving legacy operations and other matters;
•uncertain cost or availability of critical manufacturing equipment and spare parts;
•supply chain disruptions or changes in the cost, quality or availability of energy sources, including electricity, natural gas and diesel fuel, or critical raw materials and supplies, including iron ore, industrial gases, graphite electrodes, scrap metal, chrome, zinc, coke and metallurgical coal;
•problems or disruptions associated with transporting products to our customers, moving manufacturing inputs or products internally among our facilities, or suppliers transporting raw materials to us;
•uncertainties associated with natural or human-caused disasters, adverse weather conditions, unanticipated geological conditions, critical equipment failures, infectious disease outbreaks, tailings dam failures and other unexpected events;
•disruptions in, or failures of, our information technology systems, including those related to cybersecurity;
•liabilities and costs arising in connection with any business decisions to temporarily or indefinitely idle or permanently close an operating facility or mine, which could adversely impact the carrying value of associated assets and give rise to impairment charges or closure and reclamation obligations, as well as uncertainties associated with restarting any previously idled operating facility or mine;
•our ability to realize the anticipated synergies and benefits of our recent acquisition transactions and to successfully integrate the acquired businesses into our existing businesses, including uncertainties associated with maintaining relationships with customers, vendors and employees and known and unknown liabilities we assumed in connection with the acquisitions;
•our level of self-insurance and our ability to obtain sufficient third-party insurance to adequately cover potential adverse events and business risks;
•challenges to maintaining our social license to operate with our stakeholders, including the impacts of our operations on local communities, reputational impacts of operating in a carbon-intensive industry that produces GHG emissions, and our ability to foster a consistent operational and safety track record;
•our ability to successfully identify and consummate any strategic capital investments or development projects, cost-effectively achieve planned production rates or levels, and diversify our product mix and add new customers;
•our actual economic mineral reserves or reductions in current mineral reserve estimates, and any title defect or loss of any lease, license, easement or other possessory interest for any mining property;

•availability of workers to fill critical operational positions and potential labor shortages caused by the ongoing COVID-19 pandemic, as well as our ability to attract, hire, develop and retain key personnel;
•our ability to maintain satisfactory labor relations with unions and employees;
•unanticipated or higher costs associated with pension and OPEB obligations resulting from changes in the value of plan assets or contribution increases required for unfunded obligations;
•the amount and timing of any repurchases of our common shares; and

•potential significant deficiencies or material weaknesses in our internal control over financial reporting.
For additional factors affecting our business, refer to Part II – Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. You are urged to carefully consider these risk factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
JSW Steel Litigation. As previously disclosed, on June 8, 2021, JSW Steel filed a complaint against Cleveland-Cliffs Inc., AK Steel Holding Corporation (now known as Cleveland-Cliffs Steel Holding Corporation), Nucor Corporation and U.S. Steel in the United States District Court for the Southern District of Texas. JSW Steel alleges that the defendants engaged in a group boycott against JSW Steel in violation of federal and Texas antitrust laws by refusing to sell semi-finished steel slabs to JSW Steel, beginning in 2018 and continuing through the present; civil conspiracy among the defendants; and tortious interference with JSW Steel’s contractual rights and business relations involving its vendors and customers. JSW Steel’s allegations involve the tariffs and quotas imposed on steel imports by the U.S. government under Section 232 beginning in March 2018, which JSW Steel alleges raised the price of imported slabs, and statements made to the U.S. government related to exemption requests submitted by JSW Steel in 2018 and 2021. JSW Steel further claims that this alleged anticompetitive conduct negatively impacted JSW Steel’s costs, production and revenues and prevented it from pursuing expansion plans at its Ohio and Texas facilities that would compete with the defendants. JSW Steel is seeking to hold the defendants jointly and severally liable for treble damages in an amount in excess of $500 million and other relief. On February 17, 2022, the district court granted the defendants' Motions to Dismiss in their entirety and dismissed all of JSW Steel's claims with prejudice. On March 16, 2022, JSW Steel filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. We continue to believe the claims asserted against us are without merit, and we intend to vigorously contest the appeal.

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
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2021, and in NOTE 18 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	Risk Factors
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
January 1 - 31, 2022	628,715	$22.52	—	$—
February 1 - 28, 2022	1,000,008	$19.00	1,000,000	$981,024,500
March 1 - 31, 2022	30,854	$19.57	—	$981,024,500
Total	1,659,577	$20.34	1,000,000

[1] Includes 628,715 shares that were delivered to us in January 2022, 8 shares that were delivered to us in February 2022, and 30,854 shares that were delivered to us in March 2022 to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

2 On February 11, 2022, we announced the Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchase, up to a maximum of $1 billion. We are not obligated to make any purchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.

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

Exhibit Number	Exhibit
10.1	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed herewith).
10.2	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed herewith).
10.3	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 9.875% 2025 Senior Secured Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 26, 2022 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of April 26, 2022 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 26, 2022 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 26, 2022 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101	The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.
_______________
*        Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	April 26, 2022