Form 10-Q
period 2022-06-30
CLEVELAND-CLIFFS INC.
filed 2022-07-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 517,297,581 as of July 25, 2022.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, asset impairment, extinguishment of debt, severance, acquisition-related costs, acquisition-related loss on equity method investment, amortization of inventory step-up and impacts of discontinued operations
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
FPT	Ferrous Processing and Trading Company, including certain related entities
FPT Acquisition	The purchase of FPT, subject to the terms and conditions set forth in the FPT Acquisition Agreement
FPT Acquisition Agreement	Securities Purchase Agreement, dated as of October 8, 2021, by and between Cleveland-Cliffs Inc. and Anthony Soave Revocable Trust u/a/d January 14, 1987, as amended and restated
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
Long ton	2,240 pounds
Metric ton	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
NOES	Non-oriented electrical steel
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
RI/FS	Remedial Investigation/Feasibility Study
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Topic 805	ASC Topic 805, Business Combinations

Abbreviation or acronym	Term
Topic 815	ASC Topic 815, Derivatives and Hedging
U.S.	United States of America
U.S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
VIE	Variable interest entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$47	$48
Accounts receivable, net	2,571	2,154
Inventories	5,784	5,188
Other current assets	366	263
Total current assets	8,768	7,653
Non-current assets:
Property, plant and equipment, net	9,047	9,186
Goodwill	1,149	1,116
Other non-current assets	1,075	1,020
TOTAL ASSETS	$20,039	$18,975
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,594	$2,073
Accrued employment costs	536	585
Other current liabilities	857	903
Total current liabilities	3,987	3,561
Non-current liabilities:
Long-term debt	4,668	5,238
Pension liability, non-current	527	578
OPEB liability, non-current	2,314	2,383
Other non-current liabilities	1,549	1,441
TOTAL LIABILITIES	13,045	13,201
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2021 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2021 - 506,832,537 shares);
Outstanding - 517,293,151 shares (2021 - 500,158,955 shares)	66	63
Capital in excess of par value of shares	4,855	4,892
Retained earnings (deficit)	1,396	(1)
Cost of 13,758,379 common shares in treasury (2021 - 6,673,582 shares)	(246)	(82)
Accumulated other comprehensive income	658	618
Total Cliffs shareholders' equity	6,729	5,490
Noncontrolling interest	265	284
TOTAL EQUITY	6,994	5,774
TOTAL LIABILITIES AND EQUITY	$20,039	$18,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$6,337	$5,045	$12,292	$9,094
Operating costs:
Cost of goods sold	(5,356)	(3,848)	(10,062)	(7,609)
Selling, general and administrative expenses	(107)	(105)	(229)	(213)
Miscellaneous – net	(34)	(25)	(67)	(28)
Total operating costs	(5,497)	(3,978)	(10,358)	(7,850)
Operating income	840	1,067	1,934	1,244
Other income (expense):
Interest expense, net	(64)	(85)	(141)	(177)
Loss on extinguishment of debt	(66)	(22)	(80)	(88)
Net periodic benefit credits other than service cost component	50	46	99	93
Other non-operating income (expense)	(3)	4	(5)	4
Total other expense	(83)	(57)	(127)	(168)
Income from continuing operations before income taxes	757	1,010	1,807	1,076
Income tax expense	(157)	(216)	(394)	(225)
Income from continuing operations	600	794	1,413	851
Income from discontinued operations, net of tax	1	1	2	1
Net income	601	795	1,415	852
Income attributable to noncontrolling interest	(5)	(15)	(18)	(31)
Net income attributable to Cliffs shareholders	$596	$780	$1,397	$821

Earnings per common share attributable to Cliffs shareholders - basic
Continuing operations	$1.14	$1.40	$2.67	$1.48
Discontinued operations	—	—	—	—
	$1.14	$1.40	$2.67	$1.48
Earnings per common share attributable to Cliffs shareholders - diluted
Continuing operations	$1.13	$1.33	$2.64	$1.42
Discontinued operations	—	—	—	—
	$1.13	$1.33	$2.64	$1.42
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$601	$795	$1,415	$852
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	—	7	1	14
Changes in foreign currency translation	(2)	—	(2)	(1)
Changes in derivative financial instruments, net of tax	(55)	47	41	54
Total other comprehensive income (loss)	(57)	54	40	67
Comprehensive income	544	849	1,455	919
Comprehensive income attributable to noncontrolling interests	(5)	(15)	(18)	(31)
Comprehensive income attributable to Cliffs shareholders	$539	$834	$1,437	$888
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,415	$852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	551	425
Impairment of long-lived assets	29	—
Deferred income taxes	151	225
Pension and OPEB credits	(54)	(41)
Loss on extinguishment of debt	80	88
Amortization of inventory step-up	—	118
Other	55	65
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(445)	(914)
Inventories	(594)	(557)
Income taxes	(55)	9
Pension and OPEB payments and contributions	(114)	(223)
Payables, accrued expenses and other liabilities	379	85
Net cash provided by operating activities	1,398	132
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(468)	(298)
Acquisition of ArcelorMittal USA, net of cash acquired	—	54
Other investing activities	1	2
Net cash used by investing activities	(467)	(242)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	322
Repurchase of common shares	(176)	—
Proceeds from issuance of debt	—	1,000
Repayments of debt	(1,319)	(1,339)
Borrowings under credit facilities	3,260	2,680
Repayments under credit facilities	(2,624)	(2,490)
Other financing activities	(73)	(102)
Net cash provided (used) by financing activities	(932)	71
Net decrease in cash and cash equivalents	(1)	(39)
Cash and cash equivalents at beginning of period	48	112
Cash and cash equivalents at end of period	$47	$73
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2021	500	$63	$4,892	$(1)	$(82)	$618	$284	$5,774
Comprehensive income	—	—	—	801	—	97	13	911
Redemption of convertible debt	24	3	(28)	—	—	—	—	(25)
Stock and other incentive plans	2	—	(16)	—	11	—	—	(5)
Common stock repurchases	(1)	—	—	—	(19)	—	—	(19)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
March 31, 2022	525	$66	$4,848	$800	$(90)	$715	$269	$6,608
Comprehensive income (loss)	—	—	—	596	—	(57)	5	544
Stock and other incentive plans	—	—	7	—	1	—	—	8
Common stock repurchases	(8)				(157)			(157)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
June 30, 2022	517	$66	$4,855	$1,396	$(246)	$658	$265	$6,994

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI (Loss)	Non-controlling Interests	Total
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	41	—	13	16	70
Issuance of common stock	20	—	78	—	244	—	—	322
Stock and other incentive plans	1	—	(22)	—	17	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(1)	(1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2021	499	$63	$5,487	$(2,948)	$(93)	$(120)	$330	$2,719
Comprehensive income	—	—	—	780	—	54	15	849
Stock and other incentive plans	1	—	4	—	6	—	—	10
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(13)	(13)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
June 30, 2021	500	$63	$5,491	$(2,168)	$(87)	$(66)	$308	$3,541
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
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
Investments in Affiliates
We have investments in several businesses accounted for using the equity method of accounting. As of June 30, 2022 and December 31, 2021, our investment in affiliates of $132 million and $128 million, respectively, was classified in Other non-current assets.
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

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2022	2021
Allowance for credit losses as of January 1	$(4)	$(5)
Decrease in allowance	1	—
Allowance for credit losses as of June 30	$(3)	$(5)
Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	June 30, 2022	December 31, 2021
Product inventories
Finished and semi-finished goods	$3,081	$2,814
Raw materials	2,370	2,070
Total product inventories	5,451	4,884
Manufacturing supplies and critical spares	333	304
Inventories	$5,784	$5,188
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Six Months Ended June 30,
	2022	2021
Capital additions	$489	$329
Less:
Non-cash accruals	(2)	16
Right-of-use assets - finance leases	23	15
Cash paid for capital expenditures including deposits	$468	$298
Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Six Months Ended June 30,
	2022	2021
Taxes paid on income	$299	$8
Income tax refunds	(1)	(15)
Interest paid on debt obligations net of capitalized interest[1]	133	148

[1] Capitalized interest was $5 million and $3 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 3 - ACQUISITIONS
FPT Acquisition
Overview
On November 18, 2021, pursuant to the FPT Acquisition Agreement, we completed the FPT Acquisition, in which we were the acquirer. The FPT Acquisition gives us a competitive advantage in sourcing prime scrap, a key raw material for our steelmaking facilities. We incurred acquisition-related costs, excluding severance costs, of $1 million for the six months ended June 30, 2022, which was recorded in Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations.
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
Valuation Assumption and Purchase Price Allocation
We estimated fair values at November 18, 2021 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the FPT Acquisition. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the FPT Acquisition, most notably, personal and real property, deferred taxes and environmental obligations, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the FPT Acquisition was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$9	$—	$9
Accounts receivable, net	233	2	235
Inventories	137	2	139
Other current assets	4	—	4
Property, plant and equipment	179	12	191
Other non-current assets	74	(10)	64
Accounts payable	(122)	—	(122)
Accrued employment costs	(8)	—	(8)
Other current liabilities	(9)	—	(9)
Other non-current liabilities	(21)	(1)	(22)
Net identifiable assets acquired	476	5	481
Goodwill	279	33	312
Total net assets acquired	$755	$38	$793
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

The following table represents our Revenues by market:

	(In Millions)		(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Steelmaking:
Automotive	$1,644	$1,130	$3,251	$2,428
Infrastructure and manufacturing	1,615	1,312	3,157	2,286
Distributors and converters	1,840	1,948	3,669	3,225
Steel producers	1,077	532	1,893	902
Total Steelmaking	6,176	4,922	11,970	8,841
Other Businesses:
Automotive	124	96	246	201
Infrastructure and manufacturing	14	11	29	21
Distributors and converters	23	16	47	31
Total Other Businesses	161	123	322	253
Total revenues	$6,337	$5,045	$12,292	$9,094
The following tables represent our Revenues by product line:

	(Dollars in Millions, Sales Volumes in Thousands of Net Tons)
	Three Months Ended June 30,
	2022		2021
	Revenue	Volume	Revenue	Volume
Steelmaking:
Hot-rolled steel	$1,251	1,038	$1,485	1,386
Cold-rolled steel	869	590	773	720
Coated steel	1,806	1,191	1,379	1,247
Stainless and electrical steel	618	194	397	168
Plate	453	238	321	273
Other steel products	417	390	345	411
Other	762	N/A	222	N/A
Total Steelmaking	6,176		4,922
Other Businesses:
Other	161	N/A	123	N/A
Total revenues	$6,337		$5,045

	(Dollars in Millions, Sales Volumes in Thousands of Net Tons)
	Six Months Ended June 30,
	2022		2021
	Revenue	Volume	Revenue	Volume
Steelmaking:
Hot-rolled steel	$2,445	1,941	$2,404	2,568
Cold-rolled steel	1,853	1,241	1,417	1,468
Coated steel	3,581	2,433	2,703	2,616
Stainless and electrical steel	1,169	383	760	335
Plate	874	459	572	548
Other steel products	751	821	635	814
Other	1,297	N/A	350	N/A
Total Steelmaking	11,970		8,841
Other Businesses:
Other	322	N/A	253	N/A
Total revenues	$12,292		$9,094
NOTE 5 - SEGMENT REPORTING
We are vertically integrated from mined raw materials and direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are organized into four operating segments based on our differentiated products – Steelmaking, Tubular, Tooling and Stamping, and European Operations. We have one reportable segment – Steelmaking. The operating segment results of our Tubular, Tooling and Stamping, and European Operations that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Our Steelmaking segment operates as the largest flat-rolled steel producer supported by being the largest iron ore pellet producer as well as a leading prime scrap processor in North America, primarily serving the automotive, distributors and converters, and infrastructure and manufacturing markets. Our Other Businesses primarily include the operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. All intersegment transactions were eliminated in consolidation.
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

Our results by segment are as follows:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Steelmaking	$6,176	$4,922	$11,970	$8,841
Other Businesses	161	123	322	253
Total revenues	$6,337	$5,045	$12,292	$9,094

Adjusted EBITDA:
Steelmaking	$1,108	$1,360	$2,531	$1,862
Other Businesses	20	8	49	19
Eliminations[1]	2	(8)	1	(8)
Total Adjusted EBITDA	$1,130	$1,360	$2,581	$1,873

1 In 2022, we began allocating Corporate SG&A to our operating segments. Prior periods have been adjusted to reflect this change. The Eliminations line now only includes sales between segments.
The following table provides a reconciliation of our consolidated Net income to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$601	$795	$1,415	$852
Less:
Interest expense, net	(64)	(85)	(141)	(177)
Income tax expense	(157)	(216)	(394)	(225)
Depreciation, depletion and amortization	(250)	(208)	(551)	(425)
	1,072	1,304	2,501	1,679
Less:
EBITDA of noncontrolling interests[1]	13	21	35	43
Asset impairment	—	—	(29)	—
Loss on extinguishment of debt	(66)	(22)	(80)	(88)
Severance costs	(6)	(1)	(7)	(12)
Acquisition-related costs excluding severance costs	—	—	(1)	(2)
Acquisition-related loss on equity method investment	—	(18)	—	(18)
Amortization of inventory step-up	—	(37)	—	(118)
Impact of discontinued operations	1	1	2	1
Total Adjusted EBITDA	$1,130	$1,360	$2,581	$1,873

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$5	$15	$18	$31
Depreciation, depletion and amortization	8	6	17	12
EBITDA of noncontrolling interests	$13	$21	$35	$43

The following summarizes our assets by segment:

	(In Millions)
	June 30, 2022	December 31, 2021
Assets:
Steelmaking	$19,259	$18,326
Other Businesses	322	306
Total segment assets	19,581	18,632
Corporate/Eliminations	458	343
Total assets	$20,039	$18,975
The following table summarizes our capital additions by segment:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital additions[1]:
Steelmaking	$297	$146	$472	$279
Other Businesses	9	21	15	32
Corporate	2	—	2	18
Total capital additions	$308	$167	$489	$329

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	June 30, 2022	December 31, 2021
Land, land improvements and mineral rights	$1,400	$1,291
Buildings	906	889
Equipment	8,765	8,709
Other	230	229
Construction in progress	617	408
Total property, plant and equipment[1]	11,918	11,526
Allowance for depreciation and depletion	(2,871)	(2,340)
Property, plant and equipment, net	$9,047	$9,186

[1] Includes right-of-use assets related to finance leases of $389 million and $411 million as of June 30, 2022 and December 31, 2021, respectively.
We recorded depreciation and depletion expense of $249 million and $547 million for the three and six months ended June 30, 2022, respectively, and $208 million and $423 million for the three and six months ended June 30, 2021, respectively. Depreciation and depletion expense for the three and six months ended June 30, 2022 includes $23 million of accelerated depreciation related to the decision to indefinitely idle the coke facility at Middletown Works. Depreciation and depletion expense for the six months ended June 30, 2022 also includes $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of Goodwill by segment:

	(In Millions)
	June 30, 2022	December 31, 2021
Steelmaking	$975	$942
Other Businesses	174	174
Total goodwill	$1,149	$1,116
The increase of $33 million in the balance of Goodwill in our Steelmaking segment as of June 30, 2022, compared to December 31, 2021, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the FPT Acquisition. Refer to NOTE 3 - ACQUISITIONS for further details.
Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

	(In Millions)
	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(11)	$79	$95	$(8)	$87
Developed technology	60	(8)	52	60	(6)	54
Trade names and trademarks	18	(3)	15	18	(2)	16
Mining permits	72	(26)	46	72	(26)	46
Supplier relationships	21	(1)	20	18	—	18
Total intangible assets	$261	$(49)	$212	$263	$(42)	$221
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$17	$(54)	$(71)	$14	$(57)

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
Amortization expense related to intangible assets was $3 million and $7 million for the three and six months ended June 30, 2022, respectively, and $2 million and $5 million for the three and six months ended June 30, 2021, respectively. Estimated future amortization expense is $6 million for the remainder of 2022 and $13 million annually for the years 2023 through 2027.
Income from amortization related to the intangible liabilities was $2 million and $3 million for the three and six months ended June 30, 2022, respectively, and $2 million and $3 million for the three and six months ended June 30, 2021, respectively. Estimated future income from amortization is $2 million for the remainder of 2022 and $5 million annually for the years 2023 through 2027.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	June 30, 2022	December 31, 2021
Senior Secured Notes:
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	$—	$607
6.750% 2026 Senior Secured Notes	Cliffs	6.99%	829	845
Senior Unsecured Notes:
1.500% 2025 Convertible Senior Notes	Cliffs	6.26%	—	294
7.000% 2027 Senior Notes	Cliffs	9.24%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.24%	56	56
5.875% 2027 Senior Notes	Cliffs	6.49%	556	556
4.625% 2029 Senior Notes	Cliffs	4.63%	370	500
4.875% 2031 Senior Notes	Cliffs	4.88%	339	500
6.250% 2040 Senior Notes	Cliffs	6.34%	263	263
IRBs due 2024 to 2028	AK Steel	Various	—	66
ABL Facility	Cliffs[2]	Variable[3]	2,245	1,609
Total principal amount			4,731	5,369
Unamortized discounts and issuance costs			(63)	(131)
Total long-term debt			$4,668	$5,238

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 2.75% and 1.87%, respectively, as of June 30, 2022 and December 31, 2021.
Debt Extinguishments
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Debt Instrument	Debt Extinguished	Gain (Loss) on Extinguishment	Debt Extinguished	Gain (Loss) on Extinguishment
9.875% 2025 Senior Secured Notes	$607	$(85)	$607	$(85)
6.750% 2026 Senior Notes	16	(1)	16	(1)
1.500% 2025 Convertible Senior Notes	—	—	294	(16)
4.625% 2029 Senior Notes	130	8	130	8
4.875% 2031 Senior Notes	161	12	161	12
IRBs due 2024 to 2028	—	—	66	2
Total	$914	$(66)	$1,274	$(80)
ABL Facility
As of June 30, 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
June 30, 2022
Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(2,245)
Letter of credit obligations[2]	(178)
Borrowing capacity available	$2,077

1 As of June 30, 2022, the ABL Facility has a maximum available borrowing base of $4.5 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, employee severance, insurance, operating agreements and environmental obligations.

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2022:

(In Millions)
Maturities of Debt
2022 (remaining period of year)	$—
2023	—
2024	—
2025	2,245
2026	829
Thereafter	1,657
Total maturities of debt	$4,731
NOTE 9 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. See NOTE 13 - DERIVATIVE INSTRUMENTS for information on our derivative instruments, which are accounted for at fair value on a recurring basis.
A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		June 30, 2022		December 31, 2021
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$2,423	$2,331	$3,561	$3,911
IRBs due 2024 to 2028	Level 1	—	—	68	66
ABL Facility - outstanding balance	Level 2	2,245	2,245	1,609	1,609
Total		$4,668	$4,576	$5,238	$5,586

NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$12	$14	$24	$28
Interest cost	31	26	63	52
Expected return on plan assets	(92)	(90)	(184)	(180)
Amortization:
Net actuarial loss	3	8	7	16
Net periodic benefit credits	$(46)	$(42)	$(90)	$(84)
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$10	$12	$21	$25
Interest cost	20	19	40	37
Expected return on plan assets	(9)	(10)	(19)	(20)
Amortization:
Net actuarial loss (gain)	(3)	1	(6)	2
Net periodic benefit costs	$18	$22	$36	$44
Based on funding requirements, we made no defined benefit pension contributions for the three and six months ended June 30, 2022. Based on funding requirements, we made defined benefit pension contributions of $7 million and $153 million for the three and six months ended June 30, 2021, respectively. As a result of the CARES Act (Coronavirus Aid, Relief, and Economic Security Act) enacted on March 27, 2020, we deferred $118 million of 2020 pension contributions, which were paid on January 4, 2021. We made contributions of $28 million and $56 million to our voluntary employee benefit association trust plans for the three and six months ended June 30, 2022, respectively. For both the three and six months ended June 30, 2021, we made contributions of $5 million for our voluntary employee benefit association trust plans.
NOTE 11 - INCOME TAXES
Our 2022 estimated annual effective tax rate before discrete items as of June 30, 2022 is 22%. The estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2021 estimated annual effective tax rate before discrete items as of June 30, 2021 was 21%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in income and a decrease to the percentage depletion in excess of cost depletion.

NOTE 12 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	June 30, 2022	December 31, 2021
Asset retirement obligations[1]	$532	$449
Less: current portion	30	35
Long-term asset retirement obligations	$502	$414

[1] Includes $290 million and $293 million related to our active operations as of June 30, 2022 and December 31, 2021, respectively.
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
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2022	2021
Asset retirement obligation as of January 1	$449	$342
Increase from acquisitions	—	57
Accretion expense	15	8
Reclassification from environmental obligations	63	—
Revision in estimated cash flows	21	—
Remediation payments	(16)	(10)
Asset retirement obligation as of June 30	$532	$397
The increase from revision in estimated cash flows primarily relates to rising electricity costs associated with required water management systems related to closed coal mines in Pennsylvania.
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

The following table presents the notional amount of our outstanding hedge contracts:

			June 30, 2022	December 31, 2021
Commodity Contracts	Unit of Measure	Maturity Dates	Notional Amount	Notional Amount
Natural Gas	MMBtu	July 2022 - May 2025	134,880,000	92,591,000
Zinc	Metric tons	July 2022 - December 2022	8,046	16,092
Electricity	Megawatt hours	January 2023 - December 2023	432,043	—
The following table presents the fair value of our cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	June 30, 2022	December 31, 2021
Other current assets	$77	$40
Other non-current assets	46	—
Other current liabilities	(54)	(10)
Other non-current liabilities	(19)	(4)
NOTE 14 - CAPITAL STOCK
Share Repurchase Program
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. During the three and six months ended June 30, 2022, we repurchased 7.5 million and 8.5 million common shares, respectively, at a cost of $157 million and $176 million in the aggregate, respectively.
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
Preferred Stock
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares are issued or outstanding.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the changes in Accumulated other comprehensive income related to Cliffs shareholders’ equity:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign Currency Translation
Beginning balance	$1	$2	$1	$3
Other comprehensive loss before reclassifications	(2)	—	(2)	(1)
Ending balance	$(1)	$2	$(1)	$2

Derivative Instruments
Beginning balance	$164	$6	$68	$(1)
Other comprehensive income (loss) before reclassifications	(30)	64	138	74
Income tax	8	(13)	(31)	(15)
Other comprehensive income before reclassifications, net of tax	(22)	51	107	59
Gains reclassified from AOCI to net income[1]	(42)	(5)	(84)	(6)
Income tax expense[2]	9	1	18	1
Net gains reclassified from AOCI to net income	(33)	(4)	(66)	(5)
Ending balance	$109	$53	$109	$53

Pension and OPEB
Beginning balance	$550	$(128)	$549	$(135)
Net actuarial loss reclassified from AOCI to net income[3]	—	9	1	18
Income tax benefit[2]	—	(2)	—	(4)
Net losses reclassified from AOCI to net income	—	7	1	14
Ending balance	$550	$(121)	$550	$(121)

Total AOCI Ending Balance	$658	$(66)	$658	$(66)

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax expense in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $7 million and $22 million for the three and six months ended June 30, 2022, respectively, compared to $15 million and $32 million for the three and six months ended June 30, 2021, respectively, that was included in our consolidated income before income taxes.

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

	(In Millions)
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$—	$—
Inventories	29	20
Property, plant and equipment, net	295	300
Accounts payable	(18)	(12)
Other assets (liabilities), net	(19)	(12)
Noncontrolling interests	(287)	(296)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations	$600	$794	$1,413	$851
Income from continuing operations attributable to noncontrolling interest	(5)	(15)	(18)	(31)
Net income from continuing operations attributable to Cliffs shareholders	595	779	1,395	820
Income from discontinued operations, net of tax	1	1	2	1
Net income attributable to Cliffs shareholders	$596	$780	$1,397	$821

Weighted average number of shares:
Basic	523	500	522	495
Redeemable preferred shares	—	58	—	58
Convertible senior notes[1]	—	22	4	21
Employee stock plans	3	5	3	5
Diluted	526	585	529	579

Earnings per common share attributable to Cliffs shareholders - basic[2]:
Continuing operations	$1.14	$1.40	$2.67	$1.48
Discontinued operations	—	—	—	—
	$1.14	$1.40	$2.67	$1.48

Earnings per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$1.13	$1.33	$2.64	$1.42
Discontinued operations	—	—	—	—
	$1.13	$1.33	$2.64	$1.42

1 On January 1, 2022, we adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). We utilized the modified retrospective method of adoption; using this approach, the guidance was applied to transactions outstanding as of the beginning of the fiscal year.

[2] For the three and six months ended June 30, 2021, basic earnings per share is calculated by dividing Net income attributable to Cliffs shareholders, less $82 million and $86 million, respectively, of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

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
Contingencies
We are currently the subject of, or party to, various claims and legal proceedings incidental to our current and historical operations. These claims and legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, additional funding requirements or an injunction. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the financial position and results of operations for the period in which the ruling occurs or future periods. However, based on currently available information, we do not believe that any pending claims or legal proceedings will result in a material adverse effect in relation to our consolidated financial statements.
Environmental Contingencies
Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government-required investigations, we typically make an estimate of potential remediation expenditures only after the scope of remediation is determined or approved by the relevant environmental agencies. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

	(In Millions)
	June 30, 2022	December 31, 2021
Environmental obligations	$140	$207
Less: current portion	17	20
Long-term environmental obligations	$123	$187
The decrease in environmental obligations relates to a reclassification of $63 million from environmental to asset retirement obligations as of June 30, 2022.
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
Burns Harbor Water Issues
In August 2019, ArcelorMittal Burns Harbor LLC (n/k/a Cleveland-Cliffs Burns Harbor LLC) suffered a loss of the blast furnace cooling water recycle system, which led to the discharge of cyanide and ammonia in excess of the Burns Harbor plant's NPDES permit limits. Since that time, the facility has taken numerous steps to prevent recurrence and maintain compliance with its NPDES permit. We engaged in settlement discussions with the U.S. Department of Justice, the EPA and the State of Indiana to resolve any alleged violations of environmental laws or regulations arising out of the August 2019 event. Later stages of the settlement discussions included the Environmental Law and Policy Center (ELPC) and Hoosier Environmental Council (HEC), which had filed a lawsuit on December 20, 2019 in the U.S. District Court for the Northern District of Indiana alleging violations resulting from the August 2019 event and other Clean Water Act claims. On February 14, 2022, the United States and the State of Indiana filed a complaint and a proposed consent decree, and on April 21, 2022, the United States, with the consent of all of the parties, filed a motion seeking final approval of the consent decree from the court. The consent decree was approved by the court with an effective date of May 6, 2022. The consent decree requires specified enhancements to the mill's wastewater treatment systems and payment of a $3 million civil penalty, along with other terms and conditions. Other parties to the consent decree include the United States, the State of Indiana, ELPC and HEC. The ELPC/HEC civil litigation was dismissed with prejudice on May 12, 2022. In addition, ArcelorMittal Burns Harbor LLC was served with a subpoena on December 5, 2019, from the United States District Court for the Northern District of Indiana, relating to the August 2019 event and has responded to the subpoena requests, including follow-up requests. With the resolution of monetary sanctions and injunctive relief requirements under the consent decree, we do not believe that the costs to resolve any other third-party claims, including potential natural resource damages claims, that may arise out of the August 2019 event are likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
In addition to the foregoing matters, we are or may be involved in proceedings with various regulatory authorities that may require us to pay fines, comply with more rigorous standards or other requirements, or incur capital and operating expenses for environmental compliance. We believe that the ultimate disposition of any such proceedings will not have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
Overview
Cliffs is the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest manufacturer of iron ore pellets in North America. We are vertically integrated from mined raw materials, direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are the largest supplier of steel to the automotive industry in North America and serve a diverse range of other markets due to our comprehensive offering of flat-rolled steel products. Headquartered in Cleveland, Ohio, we employ approximately 27,000 people across our operations in the United States and Canada.
Economic Overview
While steel market conditions have been volatile over the first six months of 2022, fundamentals remain healthier than historical levels. The price for domestic HRC, the most significant index in driving our revenues and profitability, averaged $1,262 per net ton for the first six months of 2022, 6% lower than the same period last year but well above the prior ten-year average of $712 per net ton. After climbing to $1,492 per net ton in April 2022, HRC prices have since receded to a one-year low below $1,000 per net ton. The large decline in spot price was driven by service center destocking, interest rate hikes driving caution on new business, declining metallics prices and scheduled summer manufacturing outages. Continued automotive supply chain difficulties have also limited the demand for steel from automotive manufacturers.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first six months of 2022, North American light vehicle production was approximately 7.1 million units, the highest first-half production volume since the first half of 2019. However, automotive production continues to be adversely affected by the global semiconductor shortage, as well as other material shortages and supply chain disruptions. This has caused several outages amongst light vehicle manufacturers. The long-term outlook for the automotive industry remains positive as pent-up demand is strong due to ongoing production and supply chain issues. As the largest supplier of automotive-grade steel in the U.S., we expect to benefit from the increased production in coming years.
During the first six months of 2022, light vehicle sales in the U.S. saw a seasonally adjusted annualized rate of 13.8 million units sold, with 2.9 million passenger cars and 10.9 million light trucks sold, representing an 18% decrease over the first six months of 2021 due primarily to decreased availability. Continued production issues have kept inventory near all-time lows, with only 1.15 million units of gross stock at the end of the first six months of 2022.

The ongoing conflict between Russia and Ukraine has disrupted raw material sourcing for our minimill competitors and increased their steelmaking input costs. Approximately two-thirds of all U.S. imported pig iron, an important feedstock for flat-rolled steel producing minimills, is sourced from Russia and Ukraine. Early during the second quarter of 2022, imported pig iron prices peaked at $1,045 per metric ton, the highest level since Fastmarkets AMM began assessing the pig iron market in September 2017. Imported pig iron prices declined to $875 per metric ton by the end of the second quarter of 2022 and were $515 per metric ton in the most recently available reported data, which is above the historical average of $440 per metric ton from September 2017 to December 2021. Higher than historical imported pig iron costs should continue to support a higher HRC price. Unlike other flat-rolled producers, we are not reliant on imported pig iron as we produce it in-house at our blast furnaces, using our own iron ore and HBI as our primary raw materials.
The price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has remained significantly higher than the historical ten-year average of $380 per long ton. The Fastmarkets AMM Cleveland busheling price peaked at $795 per long ton in April 2022 before declining to $670 per long ton at the end of the second quarter. As a replacement to imported pig iron, we expect the busheling scrap price will remain elevated relative to historical levels as the availability of imported pig iron from Russia and Ukraine remains disrupted. We expect the supply of busheling scrap to remain tight due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, the rising prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan. The elevated price of busheling scrap should also enhance the benefit of sourcing more scrap internally following the FPT Acquisition and provide greater cost savings potential for HBI used internally.
The price of iron ore reached $162 per metric ton during the second quarter of 2022, which has been another important factor in steel prices remaining above historical averages. The Platts 62% price averaged $140 per metric ton in the first six months of 2022, which is 43% higher than the historical 10-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
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
One of our main competitive strengths is our ability to source our primary feedstock domestically and internally. This model reduces our exposure to volatile pricing and unreliable global sourcing. The current Russia-Ukraine conflict has displayed the importance of our U.S.-centric footprint, as our minimill competitors rely on imported pig iron to produce flat-rolled steel. The best example is our legacy business of producing iron ore pellets, which is our primary steelmaking raw material input. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
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
We are also the largest supplier of automotive-grade steel in the U.S. Compared to other steel end markets, automotive steel is generally higher quality and more operationally and technologically intensive to produce. As such, it often generates higher through-the-cycle margins, making it a desirable end market for the steel industry. Given the strong demand and market environment in 2021, we were able to significantly improve our fixed price contracts, which should continue to benefit us throughout 2022. Demand for our automotive-grade steel is expected to increase in the second half of 2022 from pent-up automotive demand as a result of supply chain issues. With our continued

technological innovation, as well as leading delivery performance, we expect to remain the leader in supplying this industry.
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
We are the first and the only producer of HBI in the Great Lakes region. Construction of our Toledo direct reduction plant was completed in the fourth quarter of 2020 and reached full run-rate nameplate annual capacity of 1.9 million metric tons during the middle of 2021. From this modern plant, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces and as a productivity enhancer, or in our BOFs and EAFs as a premium scrap alternative. We use HBI to stretch our hot metal production, lowering carbon intensity and reliance on coke. As a result of our internal usage of HBI, coupled with our ongoing evaluation of coke use strategies, we idled our coke facility at Middletown Works during the third quarter of 2021 and permanently closed our Mountain State Carbon coke plant in the first quarter of 2022. With increasing tightness in the scrap and metallics markets combined with our own internal needs, we expect our Toledo direct reduction plant to support healthy margins for us going forward.
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
We are also proponents of the “value over volume” approach in terms of steel supply. We take our leadership role in the industry very seriously and intend to manage our steel output in a responsible manner. In the first quarter of 2022, we announced the indefinite idle of the Indiana Harbor #4 blast furnace. Going forward, we will continue to use our operational flexibility to align with our “value over volume” approach in terms of steel supply.
Take Advantage of our U.S.-Centric, Internally Sourced Supply Chain
The conflict between Russia and Ukraine has displayed the unique advantage of our vertically integrated business model. Two-thirds of U.S. imports of pig iron, a critical raw material for flat-rolled minimills, are sourced from Russia and Ukraine. This supply remains largely disrupted, driving volatility in input costs and reducing availability for our competitors’ ferrous inputs. We, on the other hand, produce our pig iron in-house in the U.S., supported by internally sourced iron ore and HBI and supplemented with internally sourced scrap. While competitors are forced to scramble for materials, we are able to take advantage of our vertically integrated footprint.
We began construction of our HBI plant in 2017, in part because of the uncertainty of the industry sourcing metallics from Russia and Ukraine. Russia had previously invaded the Crimea peninsula in 2014, and we felt it necessary to on-shore more metallics capacity to the U.S. HBI, which is a lower-carbon alternative to imported pig iron, has now become a critical component of our decarbonization strategy.

Optimize Our Fully-Integrated Steelmaking Footprint
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
With our acquisition of FPT, we have ample access to scrap along with internally sourced HBI. The use of higher amounts of these raw materials in our blast furnaces ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations. As a result of the successful operational improvements, we announced the indefinite idle of the Indiana Harbor #4 blast furnace in the first quarter of 2022. The indefinite idle reduced our operational blast furnaces from 8 to 7.
Expand our Ferrous Scrap Recycling Presence
Throughout our entire footprint, we consume a very significant amount of scrap in our EAFs and BOFs, more than half of which can now be obtained through internal sources. Prime scrap is a byproduct of industrial manufacturing. As manufacturing in the U.S. has moved offshore and yields have improved, prime scrap supply has been shrinking for the last 50 years. As the U.S. steel industry brings new flat-rolled EAF capacity online over the next five years, and the global metallics market remains disrupted as a result of the Russia-Ukraine conflict, securing additional access to prime scrap will continue to be an important strategic initiative.
Our expansion in this area began with the FPT Acquisition and has continued to grow by pairing FPT's processing capabilities with our long-standing customer relationships. As the largest supplier of flat-rolled steel in North America, we are the largest source of the steel that generates prime scrap in manufacturing facilities. Based on this, we have grown our prime scrap presence by leveraging our long-standing flat-rolled automotive and other customer relationships and expanding them into recycling partnerships. The FPT Acquisition allows us to optimize productivity at our existing EAFs and BOFs, as we have no current plans to add additional steelmaking capacity.
Advance our Participation in the Green Economy
We are seeking to expand our customer base with the rapidly growing and desirable electric vehicle market. At this time, we believe the North American automotive industry is approaching a structural inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of electric vehicle producers and consumers. With our unique technical capabilities and leadership in the automotive industry, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
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
Enhance our Environmental Sustainability
Our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. In early 2021, we announced our commitment to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emission reductions across all of our operations. On a per ton basis, we reduced our blast furnace and BOF Scope 1 and Scope 2 GHG intensity from 1.82 per ton in 2020 to 1.67 per ton in 2021.
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
We anticipate that a healthy market environment and significantly improved fixed price contracts will provide us ample opportunities to reduce our debt with our own free cash flow generation in the coming years. During the first six months of 2022, we reduced the outstanding principal of our long-term debt by $638 million.
Recent Developments
Financing Transactions
On April 20, 2022, we redeemed all $607 million aggregate principal amount outstanding of the 9.875% 2025 Senior Secured Notes. The total payment made to holders of the notes, including the redemption premium, was $677 million. The notes were redeemed with available liquidity. The cash interest associated with these notes was approximately $60 million per year.
Additionally, during the second quarter of 2022, we repurchased $307 million aggregate principal amount of our outstanding senior notes of various series with available liquidity.
Results of Operations
Overview
Our total revenues, net income, diluted EPS and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 were as follows:
See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net income to Adjusted EBITDA.

Revenues
During the three and six months ended June 30, 2022, our consolidated Revenues increased by $1,292 million and $3,198 million, respectively, compared to the prior-year periods. Both the three and six months ended June 30, 2022, were positively impacted by the incremental revenue associated with the FPT Acquisition, which occurred on November 18, 2021. The increase for the three months ended June 30, 2022, was also impacted by the increase in the average steel product selling price of $369 per net ton, partially offset by a decrease of 564 thousand net tons of steel shipments from our Steelmaking segment. The increase for the six months ended June 30, 2022, was also impacted by the increase in the average steel product selling price of $449 per net ton, partially offset by a decrease of 1,071 thousand net tons of steel shipments from our Steelmaking segment.
Revenues by Product Line
The following represents our consolidated Revenues by product line for the three months ended:
The following represents our consolidated Revenues by product line for the six months ended:
The increase in Revenues from our Other product line for the three and six months ended June 30, 2022, as compared to the prior-year periods, is primarily related to the inclusion of results for the FPT Acquisition in 2022.

Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues attributable to each of the markets we supply:

	(In Millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Automotive	$1,768	28%	$1,226	24%	$3,497	29%	$2,629	29%
Infrastructure and manufacturing	1,629	26%	1,323	26%	3,186	26%	2,307	25%
Distributors and converters	1,863	29%	1,964	39%	3,716	30%	3,256	36%
Steel producers	1,077	17%	532	11%	1,893	15%	902	10%
Total revenues	$6,337		$5,045		$12,292		$9,094
The increase in Revenues from the steel producers market for the three and six months ended June 30, 2022, as compared to the prior-year periods, is primarily related to the inclusion of results for the FPT Acquisition in 2022.
Operating Costs
Cost of goods sold
During the three and six months ended June 30, 2022, Cost of goods sold increased by $1,508 million and $2,453 million, respectively, as compared to the prior-year periods. Both the three and six months ended June 30, 2022, were impacted by the incremental Cost of goods sold associated with the FPT Acquisition, which occurred on November 18, 2021. The increases for both the three and six months ended June 30, 2022, as compared to the prior-year periods, were also impacted by higher raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with increased investment in maintenance, excess and idle costs and labor costs.
Selling, general and administrative expenses
During the three and six months ended June 30, 2022, Selling, general and administrative expenses increased by $2 million and $16 million, respectively, as compared to the prior-year periods.
Miscellaneous – net
During the three and six months ended June 30, 2022, Miscellaneous – net increased by $9 million and $39 million, respectively, as compared to the prior-year periods. The increase in miscellaneous expense for the six months ended June 30, 2022, was primarily due to the $29 million asset impairment charge associated with the permanent closure of Mountain State Carbon.
Other Income (Expense)
Interest expense, net
During the three and six months ended June 30, 2022, Interest expense, net decreased by $21 million and $36 million, respectively, as compared to the prior-year periods. The decrease was primarily due to debt restructuring activities during 2021 and 2022, which reduced interest expense on our senior notes.
Gain (loss) on extinguishment of debt
The loss on extinguishment of debt of $66 million for the three months ended June 30, 2022 resulted from the redemption in April 2022 of all $607 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes, partially offset by the net gain on extinguishment for the repurchase of $307 million aggregate principal amount of our outstanding senior notes of various series. The loss on extinguishment of debt of $80 million for the six months ended June 30, 2022 was also impacted by the redemption of all $294 million aggregate principal amount of our outstanding 1.500% 2025 Convertible Senior Notes in January 2022.

The loss on extinguishment of debt of $22 million for the three months ended June 30, 2021 resulted from the redemption of all of the $396 million aggregate principal amount outstanding of our 5.750% 2025 Senior Notes and the repurchase of $25 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. The loss on extinguishment of debt of $88 million for the six months ended June 30, 2021 was also impacted by the redemptions in the first quarter of 2021 of $322 million aggregate principal amount of 9.875% 2025 Senior Secured Notes and $535 million in aggregate principal amount of our outstanding senior notes of various series.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.
Income Taxes
Our effective tax rate is impacted by permanent items, primarily state income tax expense and depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$(157)	$(216)	$(394)	$(225)
Effective tax rate	21%	21%	22%	21%
Our 2022 estimated annual effective tax rate before discrete items at June 30, 2022 is 22%. This estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2021 estimated annual effective tax rate before discrete items at June 30, 2021 was 21%. The increase in the estimated annual effective tax rate before discrete items is driven by the change in income and a decrease to the percentage depletion in excess of cost depletion.
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

The following table provides a reconciliation of our Net income to Adjusted EBITDA:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$601	$795	$1,415	$852
Less:
Interest expense, net	(64)	(85)	(141)	(177)
Income tax expense	(157)	(216)	(394)	(225)
Depreciation, depletion and amortization	(250)	(208)	(551)	(425)
Total EBITDA	$1,072	$1,304	$2,501	$1,679
Less:
EBITDA of noncontrolling interests[1]	$13	$21	$35	$43
Asset impairment	—	—	(29)	—
Loss on extinguishment of debt	(66)	(22)	(80)	(88)
Severance costs	(6)	(1)	(7)	(12)
Acquisition-related costs excluding severance costs	—	—	(1)	(2)
Acquisition-related loss on equity method investment	—	(18)	—	(18)
Amortization of inventory step-up	—	(37)	—	(118)
Impact of discontinued operations	1	1	2	1
Total Adjusted EBITDA	$1,130	$1,360	$2,581	$1,873

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$5	$15	$18	$31
Depreciation, depletion and amortization	8	6	17	12
EBITDA of noncontrolling interests	$13	$21	$35	$43
The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Steelmaking	$1,108	$1,360	$2,531	$1,862
Other Businesses	20	8	49	19
Eliminations[1]	2	(8)	1	(8)
Total Adjusted EBITDA	$1,130	$1,360	$2,581	$1,873

1 In 2022, we began allocating Corporate SG&A to our operating segments. Prior periods have been adjusted to reflect this change. The Eliminations line now only includes sales between segments.
Adjusted EBITDA from our Steelmaking segment for the three and six months ended June 30, 2022 decreased by $252 million and increased by $669 million, respectively, as compared to the prior-year periods. The changes were primarily attributable to lower gross margin of $225 million and a higher gross margin of $722 million for the three and six months ended June 30, 2022, respectively, as compared to the prior-year periods. Our Steelmaking Adjusted EBITDA included Selling, general and administrative expenses of $100 million and $214 million for the three and six months ended June 30, 2022, respectively, and $96 million and $195 million for the three and six months ended June 30, 2021, respectively.

Steelmaking
The following is a summary of our Steelmaking segment operating results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	% Change
Steel shipments (in thousands of net tons)	3,641	4,205	(13)%
Average selling price per net ton of steel products	$1,487	$1,118	33%

Revenues (in millions)	$6,176	$4,922	25%
Cost of goods sold (in millions)	$(5,209)	$(3,730)	40%
Gross margin (in millions)	$967	$1,192	(19)%
Gross margin percentage	16%	24%
Adjusted EBITDA (in millions)	$1,108	$1,360	(19)%
Gross margin decreased by $225 million, or 19%, during the three months ended June 30, 2022, as compared to the prior-year period, primarily due to:
•An increase in selling prices (approximately $1.4 billion impact) driven by favorable renewals of annual sales contracts, higher index steel prices and spot prices;
•This increase was partially offset by lower sales volumes (approximately $200 million impact), predominantly driven by lower shipments to the distributors and converters end market due to high inventory levels; and
•Increased costs of production (approximately $1.4 billion impact) driven by higher raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with increased investment in maintenance, excess and idle costs and labor costs.
The following is a summary of our Steelmaking segment operating results for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	% Change
Steel shipments (in thousands of net tons)	7,278	8,349	(13)%
Average selling price per net ton of steel products	$1,466	$1,017	44%

Revenues (in millions)	$11,970	$8,841	35%
Cost of goods sold (in millions)	$(9,781)	$(7,374)	33%
Gross margin (in millions)	$2,189	$1,467	49%
Gross margin percentage	18%	17%
Adjusted EBITDA (in millions)	$2,531	$1,862	36%
Gross margin increased by $722 million, or 49%, during the six months ended June 30, 2022, as compared to the prior-year period, primarily due to:
•An increase in selling prices (approximately $3.4 billion impact) driven by favorable renewals of annual sales contracts, higher index steel prices and spot prices;
•This increase was partially offset by lower sales volumes (approximately $500 million impact), predominantly driven by lower shipments to the distributors and converters end market due to high inventory levels; and

•Increased costs of production (approximately $2.3 billion impact) driven by higher raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with increased investment in maintenance, excess and idle costs and labor costs.
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
The current strong market environment has provided us opportunities to reduce our debt with our own free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. During 2022, we took action in alignment with these priorities. First, in the first quarter of 2022, we redeemed all $294 million in aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes and all $66 million aggregate principal amount outstanding of the IRBs due 2024 to 2028. Second, in April 2022, we redeemed all $607 million remaining aggregate principal amount outstanding of our 9.875% 2025 Senior Secured Notes. Most recently, we repurchased $307 million in aggregate principal amount of our outstanding senior notes of various series at an average price of 92% of par.
Additionally, we have been able to return capital to shareholders through our share repurchase program. During 2022, we repurchased 8.5 million common shares at a cost of $176 million in the aggregate.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations, service and repay our debt obligations and return capital to shareholders.
The following discussion summarizes the significant items impacting our cash flows during the six months ended June 30, 2022 and 2021 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $1,398 million and $132 million for the six months ended June 30, 2022 and 2021, respectively. The period-over-period improvement was driven by improved operating results, along with favorable changes in working capital period-over-period. Favorable changes in working capital included an increase in payables, a decrease in receivables and lower pension contributions as a result of improvements to our pension plans' funded status.
Investing Activities
Net cash used by investing activities was $467 million and $242 million for the six months ended June 30, 2022 and 2021, respectively. We had capital expenditures of $468 million and $298 million for the six months ended June 30, 2022 and 2021, respectively, primarily relating to sustaining capital spend. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, reliability, environment, health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be between $800 and $900 million.
Financing Activities
Net cash used by financing activities was $932 million for the six months ended June 30, 2022, compared to net cash provided by financing activities of $71 million for the six months ended June 30, 2021. Cash outflows from financing activities for the six months ended June 30, 2022 included $1,319 million for repayments of debt and $176 million for the repurchase of common shares. In the first half of 2022, we used available liquidity to redeem all $607 million remaining aggregate principal amount outstanding of our 9.875% 2025 Senior Secured Notes, all $294 million aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes and all $66 million aggregate principal amount outstanding of our IRBs due 2024 to 2028. We also repurchased $307 million in aggregate principal amount of our outstanding senior notes of various series. Cash inflows for the six months ended June 30, 2022 included net borrowings of $636 million under our ABL Facility.
Net cash provided by financing activities for the six months ended June 30, 2021 included the issuances of $500 million aggregate principal amount of 4.625% 2029 Senior Notes, $500 million aggregate principal amount of 4.875% 2031 Senior Notes and 20 million common shares for proceeds of $322 million, along with net borrowings of $190 million under credit facilities. We used available liquidity to redeem all $396 million aggregate principal amount of our 5.75% 2025 Senior Notes. We used the net proceeds from the issuance of the 20 million common shares, and cash on hand, to redeem $322 million in aggregate principal amount of our 9.875% 2025 Senior Secured Notes. We used the net proceeds from the issuances of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes to redeem all of the outstanding 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes, 7.625% 2021 AK Senior Notes, 7.500% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes, and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
We anticipate future uses of cash during the next 12 months to include repayment of our ABL Facility balance, as well as opportunistic transactions, including other debt repayments.
Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
June 30, 2022
Cash and cash equivalents	$47

Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(2,245)
Letter of credit obligations	(178)
Borrowing capacity available	$2,077

1 As of June 30, 2022, the ABL Facility had a maximum borrowing base of $4.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $47 million as of June 30, 2022, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $2.1 billion in liquidity entering the third quarter of 2022, which is expected to be adequate to fund operations, letter of credit obligations, capital expenditures and other cash commitments for at least the next 12 months.
As of June 30, 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of June 30, 2022. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of June 30, 2022.
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
Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	June 30, 2022	December 31, 2021
Current assets	$8,164	$6,539
Non-current assets	9,865	12,753
Current liabilities	(4,023)	(3,222)
Non-current liabilities	(8,494)	(9,081)

The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Six Months Ended
June 30, 2022
Revenues	$11,372
Cost of goods sold	(9,256)
Income from continuing operations	1,239
Net income	1,240
Net income attributable to Cliffs shareholders	1,240
As of June 30, 2022 and December 31, 2021, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	June 30, 2022	December 31, 2021
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$401	$199
Accounts payable	(649)	(186)

Balances with other related parties:
Accounts receivable, net	$8	$3
Accounts payable	(9)	(7)
Additionally, for the six months ended June 30, 2022, the obligated group had Revenues of $82 million and Cost of goods sold of $59 million, in each case, with other related parties.
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
Certain of our customer contracts include variable-pricing mechanisms that adjust selling prices in response to changes in the costs of certain raw materials and energy, while other of our customer contracts exclude such mechanisms. We may enter into multi-year purchase agreements for certain raw materials with similar variable-price mechanisms, allowing us to achieve natural hedges between the customer contracts and supplier purchase agreements. Therefore, in some cases, price fluctuations for energy (particularly natural gas and electricity), raw materials (such as scrap, chrome, zinc and nickel) or other commodities may be, in part, passed on to customers rather than absorbed solely by us. There is a risk, however, that the variable-price mechanisms in the sales contracts may not necessarily change in tandem with the variable-price mechanisms in our purchase agreements, negatively affecting our results of operations and cash flows.
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas and zinc requirements. During the second quarter of 2022, we initiated a hedge program for electricity. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of June 30, 2022, due to a 10% and 25% change in the market price of each of the indicated commodities:

	(In Millions)
Commodity Derivative	10% Change	25% Change
Natural gas	$66	$165
Electricity	3	7
Zinc	3	6
Any resulting changes in fair value would be recorded as adjustments to AOCI, net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid for the related commodities.
Valuation of Goodwill and Other Long-Lived Assets
We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested on a qualitative basis for impairment at the reporting unit level on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As necessary, should our qualitative test indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative test to determine the amount of impairment, if any, to the carrying value of the reporting unit and its associated goodwill.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. We concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the permanent closure of Mountain State Carbon, which resulted in a $29 million asset impairment charge for the six months ended June 30, 2022.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of June 30, 2022, we had $2,245 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the June 30, 2022 borrowing level would result in a change of $23 million to interest expense on an annual basis.
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
•risks related to U.S. government actions with respect to Section 232, the United States-Mexico-Canada Agreement and/or other trade agreements, tariffs, treaties or policies, as well as the uncertainty of obtaining and maintaining effective antidumping and countervailing duty orders to counteract the harmful effects of unfairly traded imports;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
April 1 - 30, 2022	418	$32.34	—	$981,024,500
May 1 - 31, 2022	2,002,667	$21.98	2,000,000	$937,134,000
June 1 - 30, 2022	5,500,081	$20.55	5,500,000	$824,243,050
Total	7,503,166	$20.93	7,500,000

[1] Includes 418 shares that were delivered to us in April 2022, 2,667 shares that were delivered to us in May 2022, and 81 shares that were delivered to us in June 2022 to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

2 On February 11, 2022, we announced that the Board authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.

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

Exhibit Number	Exhibit
10.1	* Separation and Release Agreement, by and between Maurice D. Harapiak and Cleveland-Cliffs Inc., dated May 5, 2022 (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 26, 2022 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of July 26, 2022 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 26, 2022 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 26, 2022 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101	The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.
_______________
*        Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	July 26, 2022