Form 10-Q
period 2022-09-30
CLEVELAND-CLIFFS INC.
filed 2022-10-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 515,302,483 as of October 25, 2022.

DEFINITIONS
    The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively, unless stated otherwise or the context indicates otherwise.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, and December 9, 2020, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, asset impairment, extinguishment of debt, severance, acquisition-related costs, acquisition-related loss on equity method investment, amortization of inventory step-up and impacts of discontinued operations
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AOCI	Accumulated Other Comprehensive Income (Loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
FPT	Ferrous Processing and Trading Company, including certain related entities
FPT Acquisition	The purchase of FPT, subject to the terms and conditions set forth in the FPT Acquisition Agreement
FPT Acquisition Agreement	Securities Purchase Agreement, dated as of October 8, 2021, by and between Cleveland-Cliffs Inc. and Anthony Soave Revocable Trust u/a/d January 14, 1987, as amended and restated
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IRB	Industrial Revenue Bond
Long ton	2,240 pounds
Metric ton	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton	2,000 pounds
NOES	Non-oriented electrical steel
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
RI/FS	Remedial Investigation/Feasibility Study
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.

Abbreviation or acronym	Term
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
U.S.	United States of America
U.S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
USW	United Steelworkers
VEBA	Voluntary employee benefit association trusts
VIE	Variable interest entity

PART I

Item 1.	Financial Statements
Statements of Unaudited Condensed Consolidated Financial Position
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$56	$48
Accounts receivable, net	2,301	2,154
Inventories	5,542	5,188
Other current assets	426	263
Total current assets	8,325	7,653
Non-current assets:
Property, plant and equipment, net	9,030	9,186
Goodwill	1,141	1,116
Pension and OPEB, asset	390	224
Other non-current assets	802	796
TOTAL ASSETS	$19,688	$18,975
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,361	$2,073
Accrued employment costs	479	585
Other current liabilities	740	903
Total current liabilities	3,580	3,561
Non-current liabilities:
Long-term debt	4,475	5,238
Pension liability, non-current	464	578
OPEB liability, non-current	2,287	2,383
Other non-current liabilities	1,614	1,441
TOTAL LIABILITIES	12,420	13,201
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2021 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2021 - 506,832,537 shares);
Outstanding - 515,297,720 shares (2021 - 500,158,955 shares)	66	63
Capital in excess of par value of shares	4,864	4,892
Retained earnings (deficit)	1,548	(1)
Cost of 15,753,810 common shares in treasury (2021 - 6,673,582 shares)	(280)	(82)
Accumulated other comprehensive income	810	618
Total Cliffs shareholders' equity	7,008	5,490
Noncontrolling interest	260	284
TOTAL EQUITY	7,268	5,774
TOTAL LIABILITIES AND EQUITY	$19,688	$18,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Operations
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$5,653	$6,004	$17,945	$15,098
Operating costs:
Cost of goods sold	(5,305)	(4,229)	(15,367)	(11,838)
Selling, general and administrative expenses	(124)	(116)	(353)	(329)
Miscellaneous – net	(37)	(10)	(104)	(38)
Total operating costs	(5,466)	(4,355)	(15,824)	(12,205)
Operating income	187	1,649	2,121	2,893
Other income (expense):
Interest expense, net	(64)	(81)	(205)	(258)
Gain (loss) on extinguishment of debt	4	—	(76)	(88)
Net periodic benefit credits other than service cost component	49	46	148	139
Other non-operating income (expense)	(1)	1	(6)	5
Total other expense	(12)	(34)	(139)	(202)
Income from continuing operations before income taxes	175	1,615	1,982	2,691
Income tax expense	(10)	(334)	(404)	(559)
Income from continuing operations	165	1,281	1,578	2,132
Income from discontinued operations, net of tax	—	1	2	2
Net income	165	1,282	1,580	2,134
Income attributable to noncontrolling interest	(13)	(8)	(31)	(39)
Net income attributable to Cliffs shareholders	$152	$1,274	$1,549	$2,095

Earnings per common share attributable to Cliffs shareholders - basic
Continuing operations	$0.30	$2.46	$2.98	$3.87
Discontinued operations	—	—	—	—
	$0.30	$2.46	$2.98	$3.87
Earnings per common share attributable to Cliffs shareholders - diluted
Continuing operations	$0.29	$2.33	$2.95	$3.69
Discontinued operations	—	—	—	—
	$0.29	$2.33	$2.95	$3.69
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Comprehensive Income
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$165	$1,282	$1,580	$2,134
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	93	6	94	20
Changes in foreign currency translation	(2)	—	(4)	(1)
Changes in derivative financial instruments, net of tax	61	83	102	137
Total other comprehensive income	152	89	192	156
Comprehensive income	317	1,371	1,772	2,290
Comprehensive income attributable to noncontrolling interests	(13)	(8)	(31)	(39)
Comprehensive income attributable to Cliffs shareholders	$304	$1,363	$1,741	$2,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Cash Flows
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,580	$2,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	788	664
Impairment of long-lived assets	29	1
Deferred income taxes	210	557
Pension and OPEB credits	(81)	(59)
Loss on extinguishment of debt	76	88
Amortization of inventory step-up	—	129
Other	75	79
Changes in operating assets and liabilities, net of business combination:
Receivables and other assets	(108)	(1,166)
Inventories	(348)	(793)
Income taxes	(109)	(1)
Pension and OPEB payments and contributions	(174)	(279)
Payables, accrued expenses and other liabilities	(4)	294
Net cash provided by operating activities	1,934	1,648
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(716)	(473)
Acquisition of FPT, net of cash acquired	(31)	—
Acquisition of ArcelorMittal USA, net of cash acquired	—	54
Other investing activities	20	5
Net cash used by investing activities	(727)	(414)
FINANCING ACTIVITIES
Series B Redeemable Preferred Stock redemption	—	(1,343)
Proceeds from issuance of common shares	—	322
Repurchase of common shares	(210)	—
Proceeds from issuance of debt	—	1,000
Repayments of debt	(1,355)	(1,346)
Borrowings under credit facilities	4,650	4,353
Repayments under credit facilities	(4,169)	(4,160)
Other financing activities	(115)	(130)
Net cash used by financing activities	(1,199)	(1,304)
Net increase (decrease) in cash and cash equivalents	8	(70)
Cash and cash equivalents at beginning of period	48	112
Cash and cash equivalents at end of period	$56	$42
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Statements of Unaudited Condensed Consolidated Changes in Equity
Cleveland-Cliffs Inc. and Subsidiaries

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2021	500	$63	$4,892	$(1)	$(82)	$618	$284	$5,774
Comprehensive income	—	—	—	801	—	97	13	911
Redemption of convertible debt	24	3	(28)	—	—	—	—	(25)
Stock and other incentive plans	2	—	(16)	—	11	—	—	(5)
Common stock repurchases	(1)	—	—	—	(19)	—	—	(19)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
March 31, 2022	525	$66	$4,848	$800	$(90)	$715	$269	$6,608
Comprehensive income (loss)	—	—	—	596	—	(57)	5	544
Stock and other incentive plans	—	—	7	—	1	—	—	8
Common stock repurchases	(8)	—	—	—	(157)	—	—	(157)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
June 30, 2022	517	$66	$4,855	$1,396	$(246)	$658	$265	$6,994
Comprehensive income	—	—	—	152	—	152	13	317
Stock and other incentive plans	—	—	9	—	—	—	—	9
Common stock repurchases	(2)	—	—	—	(34)	—	—	(34)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
September 30, 2022	515	$66	$4,864	$1,548	$(280)	$810	$260	$7,268

	(In Millions)
	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI (Loss)	Non-controlling Interests	Total
December 31, 2020	478	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	41	—	13	16	70
Issuance of common stock	20	—	78	—	244	—	—	322
Stock and other incentive plans	1	—	(22)	—	17	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(1)	(1)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2021	499	$63	$5,487	$(2,948)	$(93)	$(120)	$330	$2,719
Comprehensive income	—	—	—	780	—	54	15	849
Stock and other incentive plans	1	—	4	—	6	—	—	10
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(13)	(13)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(24)	(24)
June 30, 2021	500	$63	$5,491	$(2,168)	$(87)	$(66)	$308	$3,541
Comprehensive income	—	—	—	1,274	—	89	8	1,371
Stock and other incentive plans	—	—	5	—	4	—	—	9
Series B Redeemable Preferred Stock redemption	—	—	(605)	—	—	—	—	(605)
Repurchase of convertible debt	—	—	(4)	—	—	—	—	(4)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
September 30, 2021	500	$63	$4,887	$(894)	$(83)	$23	$294	$4,290
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Cleveland-Cliffs Inc. and Subsidiaries

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Business, Consolidation and Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2022 and March 31, 2022.
Business Operations
We are vertically integrated from mined raw materials, direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are organized into four operating segments based on differentiated products – Steelmaking, Tubular, Tooling and Stamping, and European Operations. We primarily operate through one reportable segment – the Steelmaking segment.
Basis of Consolidation
The unaudited condensed consolidated financial statements consolidate our accounts and the accounts of our wholly owned subsidiaries, all subsidiaries in which we have a controlling interest and VIEs for which we are the primary beneficiary. All intercompany transactions and balances are eliminated upon consolidation.
Investments in Affiliates
We have investments in several businesses accounted for using the equity method of accounting. As of September 30, 2022 and December 31, 2021, our investment in affiliates of $134 million and $128 million, respectively, was classified in Other non-current assets.
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

Issued and Not Yet Effective
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Upon adoption, we may be required to include additional disclosures to the extent we have material supplier finance program obligations.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Allowance for Credit Losses
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

	(In Millions)
	2022	2021
Allowance for credit losses as of January 1	$(4)	$(5)
Increase in allowance	(1)	—
Allowance for credit losses as of September 30	$(5)	$(5)
Inventories
The following table presents the detail of our Inventories in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
	September 30, 2022	December 31, 2021
Product inventories
Finished and semi-finished goods	$3,084	$2,814
Raw materials	2,111	2,070
Total product inventories	5,195	4,884
Manufacturing supplies and critical spares	347	304
Inventories	$5,542	$5,188
Cash Flow Information
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	(In Millions)
	Nine Months Ended September 30,
	2022	2021
Capital additions	$736	$572
Less:
Non-cash accruals	(10)	64
Right-of-use assets - finance leases	30	35
Cash paid for capital expenditures including deposits	$716	$473

Cash payments (receipts) for income taxes and interest are as follows:

	(In Millions)
	Nine Months Ended September 30,
	2022	2021
Taxes paid on income	$306	$38
Income tax refunds	(3)	(15)
Interest paid on debt obligations net of capitalized interest[1]	201	231

[1] Capitalized interest was $7 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 3 - ACQUISITIONS
FPT Acquisition
Overview
On November 18, 2021, pursuant to the FPT Acquisition Agreement, we completed the FPT Acquisition, in which we were the acquirer. The FPT Acquisition gives us a competitive advantage in sourcing prime scrap, a key raw material for our steelmaking facilities. We incurred acquisition-related costs, excluding severance costs, of $1 million for the nine months ended September 30, 2022, which was recorded in Selling, general and administrative expenses on the Statements of Unaudited Condensed Consolidated Operations.
The fair value of the total purchase consideration was determined as follows:

(In Millions)
Cash consideration:
Cash consideration pursuant to the FPT Acquisition Agreement	$778
Cash consideration paid related to Internal Revenue Code Section 338(h)(10)	23
Total cash consideration	801
Fair value of settlement of a pre-existing relationship	(20)
Total purchase consideration	$781
We made certain elections under Section 338(h)(10) of the Internal Revenue Code with respect to entities acquired in connection with the FPT Acquisition that were finalized during the third quarter of 2022, which changed the final cash consideration.
Valuation Assumption and Purchase Price Allocation
We estimated fair values at November 18, 2021 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the FPT Acquisition. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the FPT Acquisition, most notably, deferred taxes and environmental obligations, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the FPT Acquisition was:

	(In Millions)
	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$9	$—	$9
Accounts receivable, net	233	2	235
Inventories	137	(1)	136
Other current assets	4	—	4
Property, plant and equipment	179	12	191
Other non-current assets	74	(11)	63
Accounts payable	(122)	—	(122)
Accrued employment costs	(8)	—	(8)
Other current liabilities	(9)	—	(9)
Other non-current liabilities	(21)	(1)	(22)
Net identifiable assets acquired	476	1	477
Goodwill	279	25	304
Total net assets acquired	$755	$26	$781
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

The following table represents our Revenues by market:

	(In Millions)		(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Steelmaking:
Automotive	$1,734	$1,149	$4,985	$3,577
Infrastructure and manufacturing	1,462	1,603	4,619	3,889
Distributors and converters	1,468	2,447	5,137	5,672
Steel producers	847	670	2,740	1,572
Total Steelmaking	5,511	5,869	17,481	14,710
Other Businesses:
Automotive	113	105	359	306
Infrastructure and manufacturing	14	12	43	33
Distributors and converters	15	18	62	49
Total Other Businesses	142	135	464	388
Total revenues	$5,653	$6,004	$17,945	$15,098
The following tables represent our Revenues by product line:

	(Dollars in Millions, Sales Volumes in Thousands of Net Tons)
	Three Months Ended September 30,
	2022		2021
	Revenue	Volume	Revenue	Volume
Steelmaking:
Hot-rolled steel	$1,050	1,055	$1,800	1,332
Cold-rolled steel	740	530	935	728
Coated steel	1,757	1,203	1,635	1,291
Stainless and electrical steel	596	196	441	177
Plate	432	228	357	244
Other steel products	370	423	374	381
Other	566	N/A	327	N/A
Total Steelmaking	5,511		5,869
Other Businesses:
Other	142	N/A	135	N/A
Total revenues	$5,653		$6,004

	(Dollars in Millions, Sales Volumes in Thousands of Net Tons)
	Nine Months Ended September 30,
	2022		2021
	Revenue	Volume	Revenue	Volume
Steelmaking:
Hot-rolled steel	$3,495	2,996	$4,204	3,900
Cold-rolled steel	2,593	1,771	2,352	2,196
Coated steel	5,338	3,636	4,338	3,907
Stainless and electrical steel	1,765	579	1,201	512
Plate	1,306	687	929	792
Other steel products	1,121	1,244	1,009	1,195
Other	1,863	N/A	677	N/A
Total Steelmaking	17,481		14,710
Other Businesses:
Other	464	N/A	388	N/A
Total revenues	$17,945		$15,098
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

Our results by segment are as follows:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Steelmaking	$5,511	$5,869	$17,481	$14,710
Other Businesses	142	135	464	388
Total revenues	$5,653	$6,004	$17,945	$15,098

Adjusted EBITDA:
Steelmaking	$436	$1,934	$2,967	$3,796
Other Businesses	9	6	58	25
Eliminations[1]	7	(7)	8	(15)
Total Adjusted EBITDA	$452	$1,933	$3,033	$3,806

1 In 2022, we began allocating Corporate SG&A to our operating segments. Prior periods have been adjusted to reflect this change. The Eliminations line now only includes sales between segments.
The following table provides a reconciliation of our consolidated Net income to total Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$165	$1,282	$1,580	$2,134
Less:
Interest expense, net	(64)	(81)	(205)	(258)
Income tax expense	(10)	(334)	(404)	(559)
Depreciation, depletion and amortization	(237)	(239)	(788)	(664)
	476	1,936	2,977	3,615
Less:
EBITDA of noncontrolling interests[1]	22	17	57	60
Asset impairment	—	—	(29)	—
Gain (loss) on extinguishment of debt	4	—	(76)	(88)
Severance costs	(2)	(3)	(9)	(15)
Acquisition-related costs excluding severance costs	—	(1)	(1)	(3)
Acquisition-related loss on equity method investment	—	—	—	(18)
Amortization of inventory step-up	—	(11)	—	(129)
Impact of discontinued operations	—	1	2	2
Total Adjusted EBITDA	$452	$1,933	$3,033	$3,806

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$13	$8	$31	$39
Depreciation, depletion and amortization	9	9	26	21
EBITDA of noncontrolling interests	$22	$17	$57	$60

The following summarizes our assets by segment:

	(In Millions)
	September 30, 2022	December 31, 2021
Assets:
Steelmaking	$18,843	$18,326
Other Businesses	313	306
Total segment assets	19,156	18,632
Corporate/Eliminations	532	343
Total assets	$19,688	$18,975
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation, depletion and amortization:
Steelmaking	$(227)	$(230)	$(758)	$(637)
Other Businesses	(10)	(9)	(30)	(27)
Total depreciation, depletion and amortization	$(237)	$(239)	$(788)	$(664)

Capital additions[1]:
Steelmaking	$240	$233	$712	$512
Other Businesses	6	10	21	42
Corporate	1	—	3	18
Total capital additions	$247	$243	$736	$572

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	(In Millions)
	September 30, 2022	December 31, 2021
Land, land improvements and mineral rights	$1,396	$1,291
Buildings	914	889
Equipment	9,042	8,709
Other	232	229
Construction in progress	534	408
Total property, plant and equipment[1]	12,118	11,526
Allowance for depreciation and depletion	(3,088)	(2,340)
Property, plant and equipment, net	$9,030	$9,186

[1] Includes right-of-use assets related to finance leases of $389 million and $411 million as of September 30, 2022 and December 31, 2021, respectively.

We recorded depreciation and depletion expense of $235 million and $782 million for the three and nine months ended September 30, 2022, respectively, and $238 million and $661 million for the three and nine months ended September 30, 2021, respectively. Depreciation and depletion expense for the nine months ended September 30, 2022 includes $23 million of accelerated depreciation related to the decision to indefinitely idle the coke facility at Middletown Works and $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill
The following is a summary of Goodwill by segment:

	(In Millions)
	September 30, 2022	December 31, 2021
Steelmaking	$967	$942
Other Businesses	174	174
Total goodwill	$1,141	$1,116
The increase of $25 million in the balance of Goodwill in our Steelmaking segment as of September 30, 2022, compared to December 31, 2021, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the FPT Acquisition. Refer to NOTE 3 - ACQUISITIONS for further details.
Intangible Assets and Liabilities
The following is a summary of our intangible assets and liabilities:

	(In Millions)
	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(12)	$78	$95	$(8)	$87
Developed technology	60	(9)	51	60	(6)	54
Trade names and trademarks	18	(4)	14	18	(2)	16
Mining permits	72	(26)	46	72	(26)	46
Supplier relationships	21	(1)	20	18	—	18
Total intangible assets	$261	$(52)	$209	$263	$(42)	$221
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$18	$(53)	$(71)	$14	$(57)

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
Amortization expense related to intangible assets was $3 million and $10 million for the three and nine months ended September 30, 2022, respectively, and $3 million and $8 million for the three and nine months ended September 30, 2021, respectively. Estimated future amortization expense is $3 million for the remainder of 2022 and $13 million annually for the years 2023 through 2027.
Income from amortization related to the intangible liabilities was $1 million and $4 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2021, respectively. Estimated future income from amortization is $1 million for the remainder of 2022 and $5 million annually for the years 2023 through 2027.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	September 30, 2022	December 31, 2021
Senior Secured Notes:
9.875% 2025 Senior Secured Notes	Cliffs	10.57%	$—	$607
6.750% 2026 Senior Secured Notes	Cliffs	6.99%	829	845
Senior Unsecured Notes:
1.500% 2025 Convertible Senior Notes	Cliffs	6.26%	—	294
7.000% 2027 Senior Notes	Cliffs	9.24%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.24%	56	56
5.875% 2027 Senior Notes	Cliffs	6.49%	556	556
4.625% 2029 Senior Notes	Cliffs	4.63%	370	500
4.875% 2031 Senior Notes	Cliffs	4.88%	326	500
6.250% 2040 Senior Notes	Cliffs	6.34%	235	263
IRBs due 2024 to 2028	AK Steel	Various	—	66
ABL Facility	Cliffs[2]	Variable[3]	2,090	1,609
Total principal amount			4,535	5,369
Unamortized discounts and issuance costs			(60)	(131)
Total long-term debt			$4,475	$5,238

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 4.23% and 1.87%, respectively, as of September 30, 2022 and December 31, 2021.
Debt Extinguishments
The following is a summary of the debt extinguished and the respective impact on extinguishment:

	(In Millions)
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Debt Instrument	Debt Extinguished	Gain on Extinguishment	Debt Extinguished	Gain (Loss) on Extinguishment
9.875% 2025 Senior Secured Notes	$—	$—	$607	$(85)
6.750% 2026 Senior Notes	—	—	16	(1)
1.500% 2025 Convertible Senior Notes	—	—	294	(16)
4.625% 2029 Senior Notes	—	—	130	8
4.875% 2031 Senior Notes	13	1	174	13
6.250% 2040 Senior Notes	28	3	28	3
IRBs due 2024 to 2028	—	—	66	2
Total	$41	$4	$1,315	$(76)
ABL Facility
As of September 30, 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

The following represents a summary of our borrowing capacity under the ABL Facility:

(In Millions)
September 30, 2022
Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(2,090)
Letter of credit obligations[2]	(166)
Borrowing capacity available	$2,244

1 As of September 30, 2022, the ABL Facility has a maximum available borrowing base of $4.5 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, employee severance, insurance, operating agreements and environmental obligations.

Debt Maturities
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2022:

(In Millions)
Maturities of Debt
2022 (remaining period of year)	$—
2023	—
2024	—
2025	2,090
2026	829
Thereafter	1,616
Total maturities of debt	$4,535
NOTE 9 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. See NOTE 13 - DERIVATIVE INSTRUMENTS for information on our derivative instruments, which are accounted for at fair value on a recurring basis.
A summary of the carrying value and fair value of other financial instruments were as follows:

		(In Millions)
		September 30, 2022		December 31, 2021
	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$2,385	$2,219	$3,561	$3,911
IRBs due 2024 to 2028	Level 1	—	—	68	66
ABL Facility - outstanding balance	Level 2	2,090	2,090	1,609	1,609
Total		$4,475	$4,309	$5,238	$5,586

NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
Defined Benefit Pension Costs (Credits)

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$11	$14	$35	$42
Interest cost	32	26	95	78
Expected return on plan assets	(93)	(89)	(277)	(269)
Amortization:
Prior service costs	1	1	1	1
Net actuarial loss	4	8	11	24
Net periodic benefit credits	$(45)	$(40)	$(135)	$(124)
OPEB Costs (Credits)

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$11	$13	$32	$38
Interest cost	19	19	59	56
Expected return on plan assets	(10)	(10)	(29)	(30)
Amortization:
Prior service costs (credits)	1	(2)	1	(2)
Net actuarial loss (gain)	(3)	1	(9)	3
Net periodic benefit costs	$18	$21	$54	$65
Based on funding requirements, we made $1 million defined benefit pension contributions for both the three and nine months ended September 30, 2022. Based on funding requirements, we made defined benefit pension contributions of $1 million and $154 million for the three and nine months ended September 30, 2021, respectively. As a result of the CARES Act (Coronavirus Aid, Relief, and Economic Security Act) enacted on March 27, 2020, we deferred $118 million of 2020 pension contributions, which were paid on January 4, 2021. We made contributions to our voluntary employee benefit association trust plans of $24 million and $80 million for the three and nine months ended September 30, 2022, respectively, and $22 million and $27 million for the three and nine months ended September 30, 2021, respectively.

USW Labor Agreement - Legacy Mining Operations
On September 30, 2022, a new 47-month labor agreement with the USW was ratified. The contract became effective on October 1, 2022, and covers approximately 2,000 USW-represented employees at our United Taconite, Hibbing Taconite, Tilden and Empire mines. For the affected defined benefit pension plans, we agreed to increase the pre-2023 service multiplier to $115 and the service multiplier applicable to service beginning in 2023 to $126 for retirements after January 1, 2023. For the affected OPEB plans, we introduced a new Medicare Advantage plan to the Medicare-eligible retirees. Effective January 1, 2023, all Medicare-eligible retirees covered under this agreement will switch to this plan. The Medicare Advantage plan will offer similar benefits to the previous healthcare plan but will have significantly lower premiums due to increased government subsidies and our successful use of scale to negotiate better healthcare rates with our vendors.
As a result of the increase in pension benefit and conversion to the Medicare Advantage offering, we were required to remeasure the plan assets and benefit obligations for the affected plans as of September 30, 2022. The remeasurement reflects updates for plan amendments, discount rates, assets values and other actuarial assumptions as of the remeasurement date.
The funded status of the affected defined benefit pension plans improved $38 million as a result of the remeasurement. Actuarial gains on the pension benefit obligations amounted to $247 million, offset by plan amendment losses of $32 million and actual plan asset losses that were $177 million lower than the estimated returns on assets. The actuarial gain is primarily due to the increase in the weighted average discount rate used to measure the benefit obligations from 2.97% at December 31, 2021 to 5.64% at the remeasurement date. The plan amendment loss is attributable to the service multiplier increase.
The funded status of the affected OPEB plans improved $81 million as a result of the remeasurement. Actuarial gains and plan amendment gains on the benefit obligations amounted to $76 million and $86 million, respectively, and were offset by actual plan asset losses that were $81 million lower than the estimated returns on assets. The actuarial gain is primarily due to the increase in the weighted average discount rate used to measure the benefit obligations from 2.91% at December 31, 2021 to 5.64% at the remeasurement date. The plan amendment gain is attributable to the implementation of the new Medicare Advantage offering.
Our expected net periodic benefit credit will decrease $3 million to $104 million for the full-year 2022 as a result of the remeasurements.
NOTE 11 - INCOME TAXES
Our 2022 estimated annual effective tax rate before discrete items as of September 30, 2022 is 20%. The estimated annual effective tax rate is lower than the U.S. statutory rate of 21% due to percentage depletion in excess of cost depletion. The 2021 estimated annual effective tax rate before discrete items as of September 30, 2021 was 21%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in income and the percentage depletion in excess of cost depletion.
On August 16, 2022, the Inflation Reduction Act was signed into law in the U.S., which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe that this legislation will have a material impact on our consolidated financial statements.
NOTE 12 - ASSET RETIREMENT OBLIGATIONS
The following is a summary of our asset retirement obligations:

	(In Millions)
	September 30, 2022	December 31, 2021
Asset retirement obligations[1]	$522	$449
Less: current portion	17	35
Long-term asset retirement obligations	$505	$414

[1] Includes $279 million and $293 million related to our active operations as of September 30, 2022 and December 31, 2021, respectively.

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
The following is a roll forward of our asset retirement obligation liability:

	(In Millions)
	2022	2021
Asset retirement obligation as of January 1	$449	$342
Increase from acquisitions	—	57
Accretion expense	21	13
Reclassification from environmental obligations	63	—
Revision in estimated cash flows	22	—
Remediation payments	(33)	(20)
Asset retirement obligation as of September 30	$522	$392
The increase from revision in estimated cash flows primarily relates to rising electricity costs associated with required water management systems related to closed coal mines in Pennsylvania.
NOTE 13 - DERIVATIVE INSTRUMENTS
We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity swaps to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures, including timing differences between when we incur raw material commodity costs and when we receive sales surcharges from our customers based on those raw materials. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs.
Our commodity contracts are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives in Accumulated other comprehensive income until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs. Refer to NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for further information.
The following table presents the notional amount of our outstanding hedge contracts:

			September 30, 2022	December 31, 2021
Commodity Contracts	Unit of Measure	Maturity Dates	Notional Amount	Notional Amount
Natural Gas	MMBtu	October 2022 - May 2025	138,380,000	92,591,000
Zinc	Metric tons	October 2022 - December 2022	4,023	16,092
Electricity	Megawatt hours	January 2023 - December 2023	432,043	—
Tin	Metric tons	October 2022 - December 2023	225	—

The following table presents the fair value of our cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

	(In Millions)
Balance Sheet Location	September 30, 2022	December 31, 2021
Other current assets	$86	$40
Other non-current assets	54	—
Other current liabilities	(24)	(10)
Other non-current liabilities	(8)	(4)
NOTE 14 - CAPITAL STOCK
Share Repurchase Program
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. During the three and nine months ended September 30, 2022, we repurchased 2.0 million and 10.5 million common shares, respectively, at a cost of $34 million and $210 million in the aggregate, respectively.
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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the changes in Accumulated other comprehensive income related to Cliffs shareholders’ equity:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign Currency Translation
Beginning balance	$(1)	$2	$1	$3
Other comprehensive loss before reclassifications	(2)	—	(4)	(1)
Ending balance	$(3)	$2	$(3)	$2

Derivative Instruments
Beginning balance	$109	$53	$68	$(1)
Other comprehensive income before reclassifications	154	118	292	192
Income tax	(38)	(25)	(69)	(40)
Other comprehensive income before reclassifications, net of tax	116	93	223	152
Gains reclassified from AOCI to net income[1]	(74)	(13)	(158)	(19)
Income tax expense[2]	19	3	37	4
Net gains reclassified from AOCI to net income	(55)	(10)	(121)	(15)
Ending balance	$170	$136	$170	$136

Pension and OPEB
Beginning balance	$550	$(121)	$549	$(135)
Other comprehensive income before reclassifications[4]	119	—	119	—
Income tax	(28)	—	(28)	—
Other comprehensive income before reclassifications, net of tax	91	—	91	—
Losses reclassified from AOCI to net income[3]	3	8	4	26
Income tax benefit[2]	(1)	(2)	(1)	(6)
Net losses reclassified from AOCI to net income	2	6	3	20
Ending balance	$643	$(115)	$643	$(115)

Total AOCI Ending Balance	$810	$23	$810	$23

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax expense in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
[4] Amounts relate to the net actuarial gain triggered by the interim remeasurement on the pension and OPEB plans affected by the USW labor agreement with our legacy mining operations. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.

NOTE 16 - VARIABLE INTEREST ENTITIES
SunCoke Middletown
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $14 million and $36 million for the three and nine months ended September 30, 2022, respectively, compared to $11 million and $43 million for the three and nine months ended September 30, 2021, respectively, that was included in our consolidated income before income taxes.

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

	(In Millions)
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$—	$—
Inventories	34	20
Property, plant and equipment, net	292	300
Accounts payable	(24)	(12)
Other assets (liabilities), net	(22)	(12)
Noncontrolling interests	(280)	(296)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted earnings per share:

	(In Millions, Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations	$165	$1,281	$1,578	$2,132
Income from continuing operations attributable to noncontrolling interest	(13)	(8)	(31)	(39)
Net income from continuing operations attributable to Cliffs shareholders	152	1,273	1,547	2,093
Income from discontinued operations, net of tax	—	1	2	2
Net income attributable to Cliffs shareholders	$152	$1,274	$1,549	$2,095

Weighted average number of shares:
Basic	516	500	520	497
Redeemable preferred shares	—	17	—	44
Convertible senior notes[1]	—	24	2	21
Employee stock plans	3	6	4	5
Diluted	519	547	526	567

Earnings per common share attributable to Cliffs shareholders - basic[2]:
Continuing operations	$0.30	$2.46	$2.98	$3.87
Discontinued operations	—	—	—	—
	$0.30	$2.46	$2.98	$3.87

Earnings per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$0.29	$2.33	$2.95	$3.69
Discontinued operations	—	—	—	—
	$0.29	$2.33	$2.95	$3.69

1 On January 1, 2022, we adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). We utilized the modified retrospective method of adoption; using this approach, the guidance was applied to transactions outstanding as of the beginning of the fiscal year.

[2] For the three and nine months ended September 30, 2021, basic earnings per share is calculated by dividing Net income attributable to Cliffs shareholders, less $42 million and $172 million, respectively, of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Purchase Commitments
We purchase portions of the principal raw materials required for our steel manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. We also use large volumes of natural gas, electricity and industrial gases in our operations. We negotiate most of our purchases of chrome, industrial gases and a portion of our electricity under multi-year agreements. Our purchases of coke are made under annual or multi-year agreements with periodic price adjustments. We typically purchase coal under annual fixed-price agreements. We also purchase certain transportation services under multi-year contracts with minimum quantity requirements.
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
The following is a summary of our environmental obligations:

	(In Millions)
	September 30, 2022	December 31, 2021
Environmental obligations	$143	$207
Less: current portion	18	20
Long-term environmental obligations	$125	$187
The decrease in environmental obligations relates to a reclassification of $63 million from environmental to asset retirement obligations as of September 30, 2022.
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
Burns Harbor Water Issues
In August 2019, ArcelorMittal Burns Harbor LLC (n/k/a Cleveland-Cliffs Burns Harbor LLC) suffered a loss of the blast furnace cooling water recycle system, which led to the discharge of cyanide and ammonia in excess of the Burns Harbor plant's NPDES permit limits. Since that time, the facility has taken numerous steps to prevent recurrence and maintain compliance with its NPDES permit. We engaged in settlement discussions with the U.S. Department of Justice, the EPA and the State of Indiana to resolve any alleged violations of environmental laws or regulations arising out of the August 2019 event. Later stages of the settlement discussions included the Environmental Law and Policy Center (ELPC) and Hoosier Environmental Council (HEC), which had filed a lawsuit on December 20, 2019 in the U.S. District Court for the Northern District of Indiana alleging violations resulting from the August 2019 event and other Clean Water Act claims. On February 14, 2022, the United States and the State of Indiana filed a complaint and a proposed consent decree, and on April 21, 2022, the United States, with the consent of all of the parties, filed a motion seeking final approval of the consent decree from the court. The consent decree was approved by the court with an effective date of May 6, 2022. The consent decree requires specified enhancements to the mill's wastewater treatment systems and required us to pay a $3 million civil penalty, along with other terms and conditions. Other parties to the consent decree include the United States, the State of Indiana, ELPC and HEC. The ELPC/HEC civil litigation was dismissed with prejudice on May 12, 2022. In addition, ArcelorMittal Burns Harbor LLC was served with a subpoena on December 5, 2019, from the United States District Court for the Northern District of Indiana, relating to the August 2019 event and has responded to the subpoena requests, including follow-up requests. With the resolution of monetary sanctions and injunctive relief requirements under the consent decree, we do not believe that the costs to resolve any other third-party claims, including potential natural resource damages claims, that may arise out of the August 2019 event are likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
NOTE 19 - SUBSEQUENT EVENTS
On October 12, 2022, we announced the ratification of a new 4-year labor agreement with the USW, covering 12,000 USW-represented employees at 13 operating locations. As a result of significant pension and OPEB plan amendments in the agreement, we will be required to remeasure the plan assets and benefit obligations for the affected defined benefit pension and OPEB plans as of the October 12, 2022 ratification date.
The following table sets forth amounts recognized in the Statements of Financial Position related to pension and OPEB:
•    on an actual basis as of September 30, 2022 reflecting our consolidated pension and OPEB; and
•    on a pro forma basis as of September 30, 2022 to give effect to the remeasurement of pension and OPEB plans affected by the October 12, 2022 ratification. The pro forma column is presented with pro forma data pursuant to ASC 855-10-50-3.

	(In Millions)
	Pension Benefits		OPEB
	Actual	Pro forma	Actual	Pro forma
	September 30, 2022	September 30, 2022	September 30, 2022	September 30, 2022
Non-current assets	$227	$227	$163	$163
Current liabilities	(4)	(4)	(130)	(94)
Non-current liabilities	(464)	(558)	(2,287)	(801)
Funded Status	$(241)	$(335)	$(2,254)	$(732)
The remeasurement reflects updates for plan amendments, discount rates, asset values, and other actuarial assumptions as of September 30, 2022 for the affected plans.
The funded status of the affected defined benefit pension plans decreased $94 million as a result of the remeasurement. Actuarial gains on the benefit obligations amounted to $648 million, offset by plan amendment losses of $90 million and actual plan asset losses that were $652 million lower than the estimated returns on assets. The actuarial gain is primarily due to the increase in the weighted average discount rate used to measure the benefit obligations from 2.74% at December 31, 2021 to 5.61% at the remeasurement date. The plan amendment loss is attributable to the increase to the pre-2023 service multiplier to $115 and the service multiplier applicable to service beginning in 2023 to $126 for retirements after January 1, 2023.
The funded status of the affected OPEB plans improved $1,522 million as a result of the remeasurement. Actuarial gains and plan amendment gains on the benefit obligations amounted to $1,460 million and $62 million, respectively. The actuarial gain is primarily due to the decrease in per capita health care costs and the increase in the weighted average discount rate used to measure the benefit obligations from 3.12% at December 31, 2021 to 5.63% at the remeasurement date. The lower health care costs are attributable to newly negotiated Medicare Advantage Prescription Drug rates, which are a result of increased government subsidies and our successful use of scale to negotiate better healthcare rates with our vendors. The plan amendment gain is attributable to the implementation of a cap on healthcare costs for employees retiring after January 1, 2026.

We now expect the net periodic benefit credit to be $125 million for the full-year 2022.

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
Economic Overview
Steel market conditions in 2022 have been marked by notable volatility, driven by disruptions due to the war in Ukraine, continued supply chain issues, significantly higher energy prices and demand declines as a result of recessionary fears. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $1,119 per net ton for the first nine months of 2022, 27% lower than the same period last year, but well above the prior ten-year average of $712 per net ton. HRC prices climbed to an all-time high of $1,958 per net ton in September 2021 and averaged approximately $1,500 per net ton from January 2021 through June 2022. HRC prices have since receded below $800 per net ton, the lowest level since December 2020. The large decline in spot price has been driven by service center destocking, interest rate hikes driving caution on new business and declining metallics prices driven by lower domestic steel production and excess raw material inventory. Continued automotive supply chain difficulties have also limited the demand for steel from automotive manufacturers. Looking forward, we expect domestic steel demand to normalize as imports have become less attractive, service centers begin to restock inventory, automotive supply chain issues continue to ease and incremental steel demand from the Infrastructure and Jobs Act of 2021 is realized.
The Federal Reserve has pushed interest rates to the highest level in almost 15 years in an attempt to slow demand and reduce inflation. Rising interest rates could cause a significant economic downturn and impact various end markets that we serve and overall domestic steel demand. While we believe there is strong pent-up demand for light vehicles in the U.S., automotive sales could be negatively impacted due to higher interest rates. With mortgage rates near 7%, the highest level since 2002, new builds in the residential housing market could be adversely impacted, which could also impact the appliance market. The non-residential construction market could see delays in construction as increased rates drive caution on new business. As unemployment remains low at 3.5% at the end of September 2022, the current expectation is that the U.S. central bank will continue to increase interest rates. If continued rising rates in the U.S. result in a recession, end-user demand for steel intensive products could be negatively impacted as a recession would likely result in higher unemployment, lower wages and less disposable income for consumers.
The recently passed CHIPS Act and Inflation Reduction Act should provide meaningful support for overall domestic steel demand in the coming years. Our extensive portfolio of products should result in increased steel demand from some of our end markets. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction. Additionally, on-shoring manufacturing in the U.S. should reduce risk of supply chain issues in the future. The Inflation Reduction Act provides a tax credit for consumers who buy new electric vehicles, which further incentivizes consumers to purchase vehicles in an environment where pent-up demand is still very strong from recent supply chain issues and low dealer inventory levels. In addition, the Inflation Reduction Act provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. Additional projects from the legislation could create incremental demand for our galvanized, GOES, NOES and other steel products. We expect to start seeing benefits from the spending related to the recently passed legislation beginning in 2023.

The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. In the first nine months of 2022, North American light vehicle production was approximately 10.8 million units, the highest production volume through the first nine months of a year since the first nine months of 2019. While we have seen modest improvement, automotive production continues to be adversely affected by the global semiconductor shortage, as well as other material shortages and supply chain disruptions. This has caused several outages amongst light vehicle manufacturers. The long-term outlook for the automotive industry remains positive as pent-up demand is strong due to ongoing production and supply chain issues. Additionally, the average age of cars on the road in the U.S. reached an all-time high during 2022, which should support demand as older vehicles need to be replaced. As the largest supplier of automotive-grade steel in the U.S., we expect to benefit from the increased production in coming years.
During the first nine months of 2022, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 13.6 million units sold, with 2.8 million passenger cars and 10.8 million light trucks sold, representing a 13% decrease compared to the average of the first nine months of 2021, primarily due to decreased availability. Inventory levels have recently reached the highest level since May 2021 with 1.4 million units of gross stock at the end of September 2022, but remain significantly below historical average inventory levels of 2.5 to 3.0 million units of gross stock.
The ongoing conflict between Russia and Ukraine has disrupted raw material sourcing for our minimill competitors and has further increased the volatility in their steelmaking input costs. Approximately two-thirds of all U.S. imported pig iron, an important feedstock for flat-rolled steel producing minimills, is sourced from Russia and Ukraine. Imported pig iron prices peaked at $1,045 per metric ton in April 2022, the highest level since Fastmarkets AMM began assessing the pig iron market in September 2017, before declining to $535 per metric ton at the end of the third quarter of 2022. Imported pig iron prices averaged $731 per metric ton for the first nine months of 2022, which is significantly above the historical average of $440 per metric ton from September 2017 to December 2021. The recent decline from record levels in pricing is primarily due to lower domestic steel production and surplus raw material inventory as competitors purchased excess raw materials at the beginning of the conflict between Russia and Ukraine to ensure sufficient supply in a time of uncertainty. Higher than historical imported pig iron costs should continue to support a higher HRC price. Unlike other flat-rolled producers, we are not reliant on imported pig iron as we produce it in-house at our blast furnaces, using our own iron ore as the primary raw material.
The price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has remained at or above the historical ten-year average of $380 per long ton. The Fastmarkets AMM Cleveland busheling price averaged $611 per long ton for the first nine months of 2022. Pricing retracted to $420 per long ton at the end of the third quarter, as domestic steel capacity utilization rates declined below 80% and competitors worked through excess raw material inventory. As prime scrap is a replacement to imported pig iron, we expect the busheling scrap price will remain at or above historical levels as the availability of imported pig iron from Russia and Ukraine remains disrupted. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
As for iron ore, the Platts 62% price averaged $127 per metric ton in the first nine months of 2022, which is 30% higher than the historical ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
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
One of our main competitive strengths is our ability to source our primary feedstock domestically and internally. This model reduces our exposure to volatile pricing and unreliable global sourcing. The current Russia-Ukraine conflict has displayed the importance of our U.S.-centric footprint, as our minimill competitors rely on imported pig iron to produce flat-rolled steel. The best example is our legacy business of producing iron ore pellets, which is our primary steelmaking raw material input. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a more stable and predictable cost and not be subject to as many factors outside of our control.
The FPT Acquisition has given us a competitive advantage in sourcing prime scrap, as we have started leveraging our long-standing flat-rolled automotive and other customer relationships into recycling partnerships to further grow our prime scrap presence. In the short period of time since the FPT Acquisition was completed, we have already seen success in our strategy by increasing our prime scrap presence. FPT has 22 facilities located primarily in the Midwest near our steel facilities, which gives us an increased advantage in logistics. The strategic importance of these assets for securing additional access to prime scrap is now even further elevated as a result of the Russia-Ukraine conflict.
We are also the largest supplier of automotive-grade steel in the U.S. Compared to other steel end markets, automotive steel is generally higher quality and more operationally and technologically intensive to produce. As such, it often generates higher through-the-cycle margins, making it a desirable end market for the steel industry. We were able to significantly improve our fixed price contract portfolio for 2022, with the trend continuing through the most recent renegotiation cycle for contracts resetting October 1, 2022. Demand for our automotive-grade steel is expected to increase in the coming years from pent-up automotive demand as a result of supply chain issues. With our continued technological innovation, as well as leading delivery performance, we expect to remain the leader in supplying this industry.
We are the only producer of both GOES and NOES in the U.S. The recently passed Infrastructure and Jobs Act of 2021 in the U.S. provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased electric vehicle adoption, both of which require electrical steels. As a result, with increased demand for both transformers and motors for electric vehicles, we expect to benefit from this position in what is currently a rapidly growing market.
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
Since the acquisition of our steelmaking assets, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. In 2022, we brought our facilities and equipment up to the standard required to maintain and improve our supply to the automotive industry. The necessary resources that we have invested in our footprint will keep our assets at automotive-grade quality and reliability for years to come.
We are the first and the only producer of HBI in the Great Lakes region. Construction of our Toledo direct reduction plant was completed in the fourth quarter of 2020 and reached full run-rate nameplate annual capacity of 1.9 million metric tons during the middle of 2021. From this modern plant, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer, or in our BOFs and EAFs as a premium scrap alternative. We use HBI to stretch our hot metal production, lowering carbon intensity and reliance on coke. As a result of our internal usage of HBI, coupled with our ongoing evaluation of coke use strategies, we idled our coke facility at Middletown Works during the third quarter of 2021 and permanently closed our Mountain State Carbon coke plant in the first quarter of 2022. We also sell a portion of our HBI to a third party under a long-term agreement. With increasing tightness in the scrap and metallics markets combined with our own internal needs, we expect our Toledo direct reduction plant to continue to support healthy margins for us going forward.
Strategy
Maximize Our Commercial Strengths
We offer a full suite of flat steel products encompassing all steps of the steel manufacturing process. We have an industry-leading market share in the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
As a result of our exposure to these high-end markets, we have the highest fixed-price contractual volumes in our industry. Approximately 45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. The pricing in our fixed-price contracts has dramatically improved in 2022 compared to 2021. We expect contract values to remain above historical averages as fundamentals remain strong and the HRC price remains above historical averages. In addition to our fixed price contracts, we anticipate having more volumes under index-linked contracts in the coming years, which will reduce our reliance on spot sales and allow us to improve our efficiency with increased volumes.
Our unique capabilities, driven by our portfolio of assets and technical expertise, give us an advantage in our flat-rolled product offering. We offer products that have superior formability, surface quality, corrosion resistance and paintability for the automotive industry. We are also the only producer of GOES and NOES in the U.S. In addition, our state-of-the-art Research and Innovation Center in Middletown, Ohio gives us the ability to collaborate with our customers and create new products and develop new steel manufacturing processes. These unique product offerings and customer service capabilities enable us to remain the leading supplier to the automotive industry.
Take Advantage of our U.S.-Centric, Internally Sourced Supply Chain
The conflict between Russia and Ukraine has displayed the unique advantage of our vertically integrated business model. Two-thirds of U.S. imports of pig iron, a critical raw material for flat-rolled minimills, has historically been sourced from Russia and Ukraine. This supply remains largely disrupted, driving volatility in input costs and reducing availability for our competitors’ ferrous inputs. We, on the other hand, produce our pig iron in-house in the U.S., supported by internally sourced iron ore and HBI and supplemented with internally sourced scrap. While competitors are forced to scramble for materials, we are able to take advantage of our vertically integrated footprint.
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
With our acquisition of FPT, we have ample access to scrap along with internally sourced HBI. The use of higher amounts of these raw materials in our blast furnaces ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations. As a result of the successful operational improvements, we announced the indefinite idle of the Indiana Harbor #4 blast furnace in the first quarter of 2022. The indefinite idle reduced our operational blast furnaces from eight to seven.
We used 2022 as an opportunity to optimize our steelmaking footprint by dedicating significant resources to bring our facilities and equipment up to the standard required to maintain and improve our supply to the automotive industry. The necessary resources that we have invested in our footprint will keep our assets at automotive-grade quality and reliability for years to come. With our facilities and equipment in the best shape since the acquisition of our steelmaking assets and no major investments needed until at least 2025, we are well positioned to benefit from operating efficiencies and improved capabilities in the coming years.
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
Improve Financial Flexibility
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand any negative demand or pricing pressure we may encounter. Throughout the first nine months of 2022, we have shown our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through our share repurchase program and make investments to both improve and grow our business. We have also been able to take advantage of volatility in the debt markets to redeem bonds in the open market at a discount. Through the first nine months of 2022, we have made open market repurchases of $348 million aggregate principal amount of assorted series of notes at an average price of 92% of par.
We expect to have ample opportunities to reduce our debt with our own free cash flow generation in the coming years. During the first nine months of 2022, we reduced the outstanding principal of our long-term debt by $834 million.
Recent Developments
Labor Agreements
On September 30, 2022, a new 47-month labor agreement with the USW was ratified. The contract covers approximately 2,000 USW-represented employees at our legacy mining operations, and is effective from October 1, 2022 through August 31, 2026. Refer to NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
On October 12, 2022, we announced the ratification of a new 4-year labor agreement with the USW. The contract covers approximately 12,000 USW-represented employees at 13 operating locations, and is effective from September 1, 2022 through August 31, 2026. Refer to NOTE 19 - SUBSEQUENT EVENTS for further information.

Results of Operations
Overview
Our total revenues, net income, diluted EPS and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 were as follows:
See "— Results of Operations — Adjusted EBITDA" below for a reconciliation of our Net income to Adjusted EBITDA.
Revenues
During the three and nine months ended September 30, 2022, our consolidated Revenues decreased by $351 million and increased by $2,847 million, respectively, compared to the prior-year periods. Both the three and nine months ended September 30, 2022 were positively impacted by the incremental revenue associated with the FPT Acquisition, which occurred on November 18, 2021. The three months ended September 30, 2022 were also positively impacted by an increase in the average steel product selling price of $26 per net ton. These positives were more than offset by the 518 thousand net ton reduction of steel shipments from our Steelmaking segment period over period. The nine months ended September 30, 2022 were also positively impacted by an increase in the average steel product selling price of $309 per net ton, partially offset by a decrease of 1,589 thousand net tons of steel shipments from our Steelmaking segment.

Revenues by Product Line
The following represents our consolidated Revenues by product line for the three months ended:
The following represents our consolidated Revenues by product line for the nine months ended:
The increase in Revenues from our Other product line for the three and nine months ended September 30, 2022, as compared to the prior-year periods, is primarily related to the inclusion of results for the FPT Acquisition in 2022.
Revenues by Market
The following table represents our consolidated Revenues and percentage of revenues attributable to each of the markets we supply:

	(In Millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Automotive	$1,847	33%	$1,254	21%	$5,344	30%	$3,883	26%
Infrastructure and manufacturing	1,476	26%	1,615	27%	4,662	26%	3,922	26%
Distributors and converters	1,483	26%	2,465	41%	5,199	29%	5,721	38%
Steel producers	847	15%	670	11%	2,740	15%	1,572	10%
Total revenues	$5,653		$6,004		$17,945		$15,098

Operating Costs
Cost of goods sold
During the three and nine months ended September 30, 2022, Cost of goods sold increased by $1,076 million and $3,529 million, respectively, as compared to the prior-year periods. Both the three and nine months ended September 30, 2022 were impacted by the incremental Cost of goods sold associated with the FPT Acquisition, which occurred on November 18, 2021. The increases for both the three and nine months ended September 30, 2022, as compared to the prior-year periods, were also impacted by higher raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with increased investment in maintenance, excess and idle costs and labor costs.
Selling, general and administrative expenses
During the three and nine months ended September 30, 2022, Selling, general and administrative expenses increased by $8 million and $24 million, respectively, as compared to the prior-year periods. The increases primarily relate to the inclusion of results for the FPT Acquisition in 2022. Additionally, there were increases related to external service costs and charitable contributions, offset by lower incentive compensation.
Miscellaneous – net
During the three and nine months ended September 30, 2022, Miscellaneous – net increased by $27 million and $66 million, respectively, as compared to the prior-year periods. The increase in miscellaneous expense for the three months ended September 30, 2022 was primarily related to an increase in idle expenses and the loss on disposal of assets. The nine months ended September 30, 2022 were also impacted by a $29 million asset impairment charge associated with the permanent closure of Mountain State Carbon.
Other Income (Expense)
Interest expense, net
During the three and nine months ended September 30, 2022, Interest expense, net decreased by $17 million and $53 million, respectively, as compared to the prior-year periods. The decrease was primarily due to debt restructuring activities during 2021 and 2022, which reduced interest expense on our senior notes.
Gain (loss) on extinguishment of debt
The loss on extinguishment of debt of $76 million for the nine months ended September 30, 2022 primarily resulted from the redemption of all $607 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes in April 2022 and the redemption of all $294 million aggregate principal amount of our outstanding 1.500% 2025 Convertible Senior Notes in January 2022. The losses were partially offset by the net gain on extinguishment for the repurchase of $414 million aggregate principal amount of our outstanding IRBs and senior notes of various series.
The loss on extinguishment of debt of $88 million for the nine months ended September 30, 2021 primarily resulted from the redemption of all $396 million aggregate principal amount outstanding of our 5.750% 2025 Senior Notes and the repurchase of $25 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes. The nine months ended September 30, 2021 were also impacted by the repurchase of $535 million in aggregate principal amount of our outstanding senior notes of various series in the first quarter of 2021.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further details.

Income Taxes
Our effective tax rate is impacted by permanent items, primarily state income tax expense and depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$(10)	$(334)	$(404)	$(559)
Effective tax rate	6%	21%	20%	21%
The decreases in income tax expense for the three and nine months ended September 30, 2022, as compared to the prior-year periods, are directly related to the decreases in pre-tax income.
Our 2022 estimated annual effective tax rate before discrete items at September 30, 2022 is 20%. This estimated annual effective tax rate is less than the U.S. statutory rate of 21% due to the percentage depletion in excess of cost depletion. The 2021 estimated annual effective tax rate before discrete items at September 30, 2021 was 21%. The decrease in the estimated annual effective tax rate before discrete items is driven by the change in income and the percentage depletion in excess of cost depletion.
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

The following table provides a reconciliation of our Net income to Adjusted EBITDA:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$165	$1,282	$1,580	$2,134
Less:
Interest expense, net	(64)	(81)	(205)	(258)
Income tax expense	(10)	(334)	(404)	(559)
Depreciation, depletion and amortization	(237)	(239)	(788)	(664)
Total EBITDA	$476	$1,936	$2,977	$3,615
Less:
EBITDA of noncontrolling interests[1]	$22	$17	$57	$60
Asset impairment	—	—	(29)	—
Gain (loss) on extinguishment of debt	4	—	(76)	(88)
Severance costs	(2)	(3)	(9)	(15)
Acquisition-related costs excluding severance costs	—	(1)	(1)	(3)
Acquisition-related loss on equity method investment	—	—	—	(18)
Amortization of inventory step-up	—	(11)	—	(129)
Impact of discontinued operations	—	1	2	2
Total Adjusted EBITDA	$452	$1,933	$3,033	$3,806

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$13	$8	$31	$39
Depreciation, depletion and amortization	9	9	26	21
EBITDA of noncontrolling interests	$22	$17	$57	$60
The following table provides a summary of our Adjusted EBITDA by segment:

	(In Millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA:
Steelmaking	$436	$1,934	$2,967	$3,796
Other Businesses	9	6	58	25
Eliminations[1]	7	(7)	8	(15)
Total Adjusted EBITDA	$452	$1,933	$3,033	$3,806

1 In 2022, we began allocating Corporate SG&A to our operating segments. Prior periods have been adjusted to reflect this change. The Eliminations line now only includes sales between segments.
Adjusted EBITDA from our Steelmaking segment for the three and nine months ended September 30, 2022 decreased by $1,498 million and $829 million, respectively, as compared to the prior-year periods. The decreases were primarily attributable to lower gross margins of $1,427 million and $705 million for the three and nine months ended September 30, 2022, respectively, as compared to the prior-year periods. Our Steelmaking Adjusted EBITDA included Selling, general and administrative expenses of $117 million and $331 million for the three and nine months ended September 30, 2022, respectively, and $106 million and $301 million for the three and nine months ended September 30, 2021, respectively.

Steelmaking
The following is a summary of our Steelmaking segment operating results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	% Change
Steel shipments (in thousands of net tons)	3,635	4,153	(12)%
Average selling price per net ton of steel products	$1,360	$1,334	2%

Revenues (in millions)	$5,511	$5,869	(6)%
Cost of goods sold (in millions)	$(5,167)	$(4,098)	26%
Gross margin (in millions)	$344	$1,771	(81)%
Gross margin percentage	6%	30%
Adjusted EBITDA (in millions)	$436	$1,934	(77)%
Gross margin decreased by $1,427 million, or 81%, during the three months ended September 30, 2022, as compared to the prior-year period, primarily due to:
•A decrease in sales volumes (approximately $300 million impact) predominantly driven by lower shipments to the distributors and converters end market due to weaker demand; and
•Increased costs of production (approximately $1.0 billion impact) driven by higher raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with increased investment in maintenance and labor costs.
•This was partially offset by an increase in selling prices (approximately $150 million impact) driven by favorable renewals of annual sales contracts.
The following is a summary of our Steelmaking segment operating results for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	% Change
Steel shipments (in thousands of net tons)	10,913	12,502	(13)%
Average selling price per net ton of steel products	$1,431	$1,122	28%

Revenues (in millions)	$17,481	$14,710	19%
Cost of goods sold (in millions)	$(14,948)	$(11,472)	30%
Gross margin (in millions)	$2,533	$3,238	(22)%
Gross margin percentage	14%	22%
Adjusted EBITDA (in millions)	$2,967	$3,796	(22)%
Gross margin decreased by $705 million, or 22%, during the nine months ended September 30, 2022, as compared to the prior-year period, primarily due to:
•A decrease in sales volumes (approximately $1.1 billion impact), predominantly driven by lower shipments to the distributors and converters end market due to weaker demand; and
•Increased costs of production (approximately $3.3 billion impact) driven by the highly inflationary environment, which has resulted in higher raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with increased investment in maintenance, excess and idle costs and labor costs.
•This was partially offset by an increase in selling prices (approximately $3.5 billion impact) driven primarily by favorable renewals of annual sales contracts and favorable lagged index-linked contract prices.

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
The recent market environment has provided us opportunities to reduce our debt with our own free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. During 2022, we took action in alignment with these priorities. In the first quarter of 2022, we redeemed all $294 million in aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes and all $66 million aggregate principal amount outstanding of the IRBs due 2024 to 2028. In April 2022, we redeemed all $607 million remaining aggregate principal amount outstanding of our 9.875% 2025 Senior Secured Notes. Additionally, during the second and third quarters of 2022, we repurchased $348 million in aggregate principal amount of our outstanding senior notes of various series at an average price of 92% of par.
Additionally, we have been able to return capital to shareholders through our share repurchase program. During 2022, we repurchased 10.5 million common shares at a cost of $210 million in the aggregate.
Based on our outlook for the next 12 months, which is subject to continued changing demand from customers and volatility in domestic steel prices, we expect to have ample liquidity through cash generated from operations and availability under our ABL Facility sufficient to meet the needs of our operations, service and repay our debt obligations and return capital to shareholders.
The following discussion summarizes the significant items impacting our cash flows during the nine months ended September 30, 2022 and 2021 as well as expected impacts to our future cash flows over the next 12 months. Refer to the Statements of Unaudited Condensed Consolidated Cash Flows for additional information.
Operating Activities
Net cash provided by operating activities was $1,934 million and $1,648 million for the nine months ended September 30, 2022 and 2021, respectively. The period-over-period improvement was driven by a reduction in cash used for working capital, offset by a decrease in net income. The working capital changes were primarily driven by lower increases in accounts receivable, which were higher in 2021 due to the unwind of the ArcelorMittal USA factoring agreement as well as rising revenue. Additionally, we had lower pension contributions as a result of improvements to our pension plans' funded status.
We expect the cash flow impacts over the next 12 months relating to the newly ratified labor agreements with our USW-represented employees to be immaterial. The cash requirements for the increased wages and other benefits are expected to be offset by the cash savings relating to our OPEB plans. Separate from the labor agreements, we negotiated favorable Medicare Advantage Prescription Drug healthcare rates, which will go into effect January 1, 2023. The reduction in retiree healthcare rates and pause on the Cleveland-Cliffs Steel LLC VEBA funding requirements due to the plan's funded status is expected to reduce our use of cash by over $100 million in the aggregate in 2023 compared to the 2022 cash spend.
Investing Activities
Net cash used by investing activities was $727 million and $414 million for the nine months ended September 30, 2022 and 2021, respectively. We had capital expenditures of $716 million and $473 million for the nine months ended September 30, 2022 and 2021, respectively, primarily relating to sustaining capital spend. Sustaining capital spend includes infrastructure, mobile equipment, fixed equipment, product quality, reliability, environment, health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be between $700 and $800 million.

Financing Activities
Net cash used by financing activities was $1,199 million and $1,304 million for the nine months ended September 30, 2022 and 2021, respectively. Cash outflows from financing activities for the nine months ended September 30, 2022 included $1,355 million for repayments of debt and $210 million for the repurchase of common shares. In the nine months ended September 30, 2022, we used available liquidity to redeem all $607 million remaining aggregate principal amount outstanding of our 9.875% 2025 Senior Secured Notes, all $294 million aggregate principal amount outstanding of our 1.500% 2025 Convertible Senior Notes and all $66 million aggregate principal amount outstanding of our IRBs due 2024 to 2028. We also repurchased $348 million in aggregate principal amount of our outstanding senior notes of various series. Cash inflows from financing activities for the nine months ended September 30, 2022 included net borrowings of $481 million under our ABL Facility.
Net cash used by financing activities for the nine months ended September 30, 2021 included the redemption of all 583,273 shares outstanding of our Series B Participating Redeemable Preferred Stock at a redemption price of $1.3 billion during the third quarter of 2021, along with $1.3 billion for repayments of debt. We used available liquidity to redeem all $396 million aggregate principal amount of our 5.750% 2025 Senior Notes. We used the net proceeds from the issuance of 20 million common shares, and cash on hand, to redeem $322 million in aggregate principal amount of 9.875% 2025 Senior Secured Notes. We used the net proceeds from the issuances of the 4.625% 2029 Senior Notes and 4.875% 2031 Senior Notes to redeem all of the outstanding 4.875% 2024 Senior Secured Notes, 6.375% 2025 Senior Notes, 7.625% 2021 AK Senior Notes, 7.500% 2023 AK Senior Notes and 6.375% 2025 AK Senior Notes, and pay fees and expenses in connection with such redemptions, and reduce borrowings under our ABL Facility.
Cash inflows from financing activities for the nine months ended September 30, 2021 included the issuances of $500 million aggregate principal amount of 4.625% 2029 Senior Notes, $500 million aggregate principal amount of 4.875% 2031 Senior Notes and 20 million common shares for proceeds of $322 million, along with net borrowings of $193 million under credit facilities.
We anticipate future uses of cash for financing activities during the next 12 months to include the reduction of borrowings under our ABL Facility balance, as well as opportunistic transactions, including other debt repayments.
Capital Resources
The following represents a summary of key liquidity measures:

(In Millions)
September 30, 2022
Cash and cash equivalents	$56

Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(2,090)
Letter of credit obligations	(166)
Borrowing capacity available	$2,244

1 As of September 30, 2022, the ABL Facility had a maximum borrowing base of $4.5 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

Our primary sources of funding are cash and cash equivalents, which totaled $56 million as of September 30, 2022, cash generated by our business, availability under the ABL Facility and other financing activities. The combination of cash and availability under the ABL Facility gives us $2.3 billion in liquidity entering the fourth quarter of 2022, which is expected to be adequate to fund operations, letter of credit obligations, capital expenditures and other cash commitments for at least the next 12 months.
As of September 30, 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.

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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2022. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2022.
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

Summarized Combined Financial Information of the Issuer and Guarantor Subsidiaries:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

	(In Millions)
	September 30, 2022	December 31, 2021
Current assets	$7,876	$6,539
Non-current assets	9,950	12,753
Current liabilities	(3,786)	(3,222)
Non-current liabilities	(8,294)	(9,081)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

(In Millions)
Nine Months Ended
September 30, 2022
Revenues	$16,658
Cost of goods sold	(14,216)
Income from continuing operations	1,347
Net income	1,349
Net income attributable to Cliffs shareholders	1,349
As of September 30, 2022 and December 31, 2021, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

	(In Millions)
	September 30, 2022	December 31, 2021
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$494	$199
Accounts payable	(812)	(186)

Balances with other related parties:
Accounts receivable, net	$9	$3
Accounts payable	(12)	(7)
Additionally, for the nine months ended September 30, 2022, the obligated group had Revenues of $118 million and Cost of goods sold of $89 million, in each case, with other related parties.
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
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas and zinc requirements. During 2022, we initiated hedging programs for electricity and tin. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of September 30, 2022, due to a 10% and 25% change in the market price of each of the indicated commodities:

	(In Millions)
Commodity Derivative	10% Change	25% Change
Natural gas	$75	$187
Electricity	3	8
Zinc	1	3
Tin	—	1
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. We concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the permanent closure of Mountain State Carbon, which resulted in a $29 million asset impairment charge for the nine months ended September 30, 2022.
Interest Rate Risk
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of September 30, 2022, we had $2,090 million outstanding under the ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings from the ABL Facility. For example, a 100 basis point change to interest rates under the ABL Facility at the September 30, 2022 borrowing level would result in a change of $21 million to interest expense on an annual basis.
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
•potential weaknesses and uncertainties in global economic conditions, excess global steelmaking capacity, oversupply of iron ore, prevalence of steel imports and reduced market demand, including as a result of inflationary pressures, the prolonged COVID-19 pandemic, conflicts or otherwise;
•severe financial hardship, bankruptcy, temporary or permanent shutdowns or operational challenges, due to the ongoing COVID-19 pandemic or otherwise, of one or more of our major customers, including customers in the automotive market, key suppliers or contractors, which, among other adverse effects, could disrupt our operations or lead to reduced demand for our products, increased difficulty collecting receivables, and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;
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
•adverse changes in credit ratings, interest rates, foreign currency rates and tax laws, including adverse impacts as a result of the Inflation Reduction Act of 2022;
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
•cybersecurity incidents relating to, disruptions in, or failures of, information technology systems that are managed by us or third parties that host or have access to our data or systems, including the loss, theft or corruption of sensitive or essential business or personal information and the inability to access or control systems;
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

•availability of workers to fill critical operational positions and potential labor shortages caused by the ongoing COVID-19 pandemic or otherwise, as well as our ability to attract, hire, develop and retain key personnel;
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
Forward-looking and other statements in this Quarterly Report on Form 10-Q regarding our GHG reduction plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - 31, 2022	1,000,851	$16.70	1,000,000	$807,562,950
August 1 - 31, 2022	1,000,120	$17.28	1,000,000	$790,302,500
September 1 - 30, 2022	149	$17.47	—	$790,302,500
Total	2,001,120	$16.99	2,000,000

[1] Includes 851 shares that were delivered to us in July 2022, 120 shares that were delivered to us in August 2022, and 149 shares that were delivered to us in September 2022 to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

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

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 26, 2022 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of October 26, 2022 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 26, 2022 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 26, 2022 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	October 26, 2022