Form 10-Q
period 2023-03-31
CLEVELAND-CLIFFS INC.
filed 2023-04-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 515,079,211 as of April 25, 2023.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to "$" is to United States currency.

Abbreviation or acronym	Term
6.750% 2030 Senior Notes	6.750% Senior Guaranteed Notes due 2030 issued by Cleveland-Cliffs Inc. on April 14, 2023 in an aggregate principal amount of $750 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020 and December 17, 2021, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, acquisition-related expenses and adjustments, asset impairment and other, net
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
Inflation Reduction Act	Inflation Reduction Act of 2022
Metric ton (mt)	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
U.S.	United States of America
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$59	$26
Accounts receivable, net	2,216	1,960
Inventories	4,923	5,130
Other current assets	246	306
Total current assets	7,444	7,422
Non-current assets:
Property, plant and equipment, net	8,950	9,070
Goodwill	1,130	1,130
Pension and OPEB, asset	370	356
Other non-current assets	758	777
TOTAL ASSETS	$18,652	$18,755
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,173	$2,186
Accrued employment costs	388	429
Accrued expenses	271	383
Other current liabilities	628	551
Total current liabilities	3,460	3,549
Non-current liabilities:
Long-term debt	4,559	4,249
Pension liability, non-current	465	473
OPEB liability, non-current	572	585
Deferred income taxes	527	590
Other non-current liabilities	1,276	1,267
TOTAL LIABILITIES	10,859	10,713
Commitments and contingencies (See Note 17)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2022 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2022 - 531,051,530 shares);
Outstanding - 515,052,745 shares (2022 - 513,340,779 shares)	66	66
Capital in excess of par value of shares	4,832	4,871
Retained earnings	1,277	1,334
Cost of 15,998,785 common shares in treasury (2022 - 17,710,751 shares)	(280)	(310)
Accumulated other comprehensive income	1,651	1,830
Total Cliffs shareholders' equity	7,546	7,791
Noncontrolling interest	247	251
TOTAL EQUITY	7,793	8,042
TOTAL LIABILITIES AND EQUITY	$18,652	$18,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Revenues	$5,295	$5,955
Operating costs:
Cost of goods sold	(5,196)	(4,706)
Selling, general and administrative expenses	(127)	(122)
Miscellaneous – net	(3)	(33)
Total operating costs	(5,326)	(4,861)
Operating income (loss)	(31)	1,094
Other income (expense):
Interest expense, net	(77)	(77)
Loss on extinguishment of debt	—	(14)
Net periodic benefit credits other than service cost component	50	49
Other non-operating income (expense)	2	(2)
Total other expense	(25)	(44)
Income (loss) from continuing operations before income taxes	(56)	1,050
Income tax benefit (expense)	13	(237)
Income (loss) from continuing operations	(43)	813
Income from discontinued operations, net of tax	1	1
Net income (loss)	(42)	814
Income attributable to noncontrolling interest	(15)	(13)
Net income (loss) attributable to Cliffs shareholders	$(57)	$801

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.11)	$1.54
Discontinued operations	—	—
	$(0.11)	$1.54
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.11)	$1.50
Discontinued operations	—	—
	$(0.11)	$1.50
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2023	2022
Net income (loss)	$(42)	$814
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(27)	1
Changes in derivative financial instruments, net of tax	(152)	96
Total other comprehensive income (loss)	(179)	97
Comprehensive income (loss)	(221)	911
Comprehensive income attributable to noncontrolling interests	(15)	(13)
Comprehensive income (loss) attributable to Cliffs shareholders	$(236)	$898
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(42)	$814
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	242	301
Impairment of long-lived assets	—	29
Deferred income taxes	(4)	57
Pension and OPEB credits	(40)	(27)
Loss on extinguishment of debt	—	14
Other	39	25
Changes in operating assets and liabilities:
Accounts receivable, net	(257)	(512)
Inventories	207	(372)
Income taxes	15	180
Pension and OPEB payments and contributions	(30)	(60)
Payables, accrued employment and accrued expenses	(90)	109
Other, net	(79)	(25)
Net cash provided (used) by operating activities	(39)	533
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(188)	(236)
Other investing activities	3	1
Net cash used by investing activities	(185)	(235)
FINANCING ACTIVITIES
Repurchase of common shares	—	(19)
Repayments of debt	—	(360)
Borrowings under credit facilities	1,646	1,715
Repayments under credit facilities	(1,339)	(1,609)
Other financing activities	(50)	(38)
Net cash provided (used) by financing activities	257	(311)
Net increase (decrease) in cash and cash equivalents	33	(13)
Cash and cash equivalents at beginning of period	26	48
Cash and cash equivalents at end of period	$59	$35
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2022	513	$66	$4,871	$1,334	$(310)	$1,830	$251	$8,042
Comprehensive income (loss)	—	—	—	(57)	—	(179)	15	(221)
Stock and other incentive plans	2	—	(39)	—	30	—	—	(9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
March 31, 2023	515	$66	$4,832	$1,277	$(280)	$1,651	$247	$7,793

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2021	500	$63	$4,892	$(1)	$(82)	$618	$284	$5,774
Comprehensive income	—	—	—	801	—	97	13	911
Redemption of convertible debt	24	3	(28)	—	—	—	—	(25)
Stock and other incentive plans	2	—	(16)	—	11	—	—	(5)
Common stock repurchases	(1)	—	—	—	(19)	—	—	(19)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
March 31, 2022	525	$66	$4,848	$800	$(90)	$715	$269	$6,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Our investment in affiliates of $134 million and $133 million as of March 31, 2023 and December 31, 2022, respectively, was classified in Other non-current assets.
SIGNIFICANT ACCOUNTING POLICIES
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
RECENT ACCOUNTING PRONOUNCEMENTS
ISSUED AND ADOPTED
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. We have adopted this standard, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2023	2022
Allowance for credit losses as of January 1	$(4)	$(4)
Increase in allowance	(1)	—
Allowance for credit losses as of March 31	$(5)	$(4)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	March 31, 2023	December 31, 2022
Product inventories
Finished and semi-finished goods	$2,919	$2,971
Raw materials	1,626	1,794
Total product inventories	4,545	4,765
Manufacturing supplies and critical spares	378	365
Inventories	$4,923	$5,130
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of March 31, 2023 and December 31, 2022, we had $27 million and $19 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of March 31, 2023 and December 31, 2022, we had $87 million and $112 million, respectively, classified as Accounts payable.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Capital additions	$128	$181
Less:
Non-cash accruals	(76)	(55)
Right-of-use assets - finance leases	16	—
Cash paid for capital expenditures including deposits	$188	$236
Cash payments (receipts) for income taxes and interest are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Taxes paid on income	$1	$1
Income tax refunds	(26)	(1)
Interest paid on debt obligations net of capitalized interest[1]	79	65

[1] Capitalized interest was $3 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 3 - REVENUES
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
The following table represents our Revenues by market:

	Three Months Ended March 31,
(In millions)	2023	2022
Steelmaking:
Automotive	$1,870	$1,607
Infrastructure and manufacturing	1,297	1,542
Distributors and converters	1,258	1,829
Steel producers	701	816
Total Steelmaking	5,126	5,794
Other Businesses:
Automotive	139	122
Infrastructure and manufacturing	10	15
Distributors and converters	20	24
Total Other Businesses	169	161
Total revenues	$5,295	$5,955
The following tables represent our Revenues by product line:

	Three Months Ended March 31,
(In millions)	2023	2022
Steelmaking:
Hot-rolled steel	$1,121	$1,194
Cold-rolled steel	639	984
Coated steel	1,617	1,775
Stainless and electrical steel	574	551
Plate	331	421
Slab and other steel products	327	334
Other	517	535
Total Steelmaking	5,126	5,794
Other Businesses:
Other	169	161
Total revenues	$5,295	$5,955

NOTE 4 - SEGMENT REPORTING
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
Our results by segment are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Revenues:
Steelmaking	$5,126	$5,794
Other Businesses	169	161
Total revenues	$5,295	$5,955

Adjusted EBITDA:
Steelmaking	$240	$1,424
Other Businesses	8	29
Eliminations	(5)	(1)
Total Adjusted EBITDA	$243	$1,452
The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2023	2022
Net income (loss)	$(42)	$814
Less:
Interest expense, net	(77)	(77)
Income tax benefit (expense)	13	(237)
Depreciation, depletion and amortization	(242)	(301)
	264	1,429
Less:
EBITDA of noncontrolling interests[1]	23	22
Loss on extinguishment of debt	—	(14)
Asset impairment	—	(29)
Other, net	(2)	(2)
Total Adjusted EBITDA	$243	$1,452

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$15	$13
Depreciation, depletion and amortization	8	9
EBITDA of noncontrolling interests	$23	$22

The following summarizes our assets by segment:

(In millions)	March 31, 2023	December 31, 2022
Assets:
Steelmaking	$18,018	$18,070
Other Businesses	312	315
Total segment assets	18,330	18,385
Corporate/Eliminations	322	370
Total assets	$18,652	$18,755
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Three Months Ended March 31,
(In millions)	2023	2022
Depreciation, depletion and amortization:
Steelmaking	$(231)	$(291)
Other Businesses	(11)	(10)
Total depreciation, depletion and amortization	$(242)	$(301)

Capital additions[1]:
Steelmaking	$127	$175
Other Businesses	1	6
Total capital additions	$128	$181

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	March 31, 2023	December 31, 2022
Land, land improvements and mineral rights	$1,390	$1,388
Buildings	927	921
Equipment	9,359	9,289
Other	244	238
Construction in progress	580	552
Total property, plant and equipment[1]	12,500	12,388
Allowance for depreciation and depletion	(3,550)	(3,318)
Property, plant and equipment, net	$8,950	$9,070

[1] Includes right-of-use assets related to finance leases of $424 million and $408 million as of March 31, 2023 and December 31, 2022, respectively.
We recorded depreciation and depletion expense of $239 million and $298 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation and depletion expense for the three months ended March 31, 2022 includes $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	March 31, 2023	December 31, 2022
Steelmaking	$956	$956
Other Businesses	174	174
Total goodwill	$1,130	$1,130

INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	March 31, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(15)	$75	$90	$(13)	$77
Developed technology	60	(11)	49	60	(10)	50
Trade names and trademarks	18	(4)	14	18	(4)	14
Mining permits	72	(27)	45	72	(27)	45
Supplier relationships	29	(2)	27	29	(1)	28
Total intangible assets	$269	$(59)	$210	$269	$(55)	$214
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$20	$(51)	$(71)	$19	$(52)

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
Amortization expense related to intangible assets was $4 million for both the three months ended March 31, 2023 and 2022. Estimated future amortization expense is $9 million for the remainder of 2023 and $13 million annually for the years 2024 through 2028.
Income from amortization related to the intangible liabilities was $1 million for both the three months ended March 31, 2023 and 2022. Estimated future income from amortization is $4 million for the remainder of 2023 and $5 million annually for the years 2024 through 2028.
NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	March 31, 2023	December 31, 2022
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.99%	$829	$829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.24%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.24%	56	56
5.875% 2027 Senior Notes	Cliffs	6.49%	556	556
4.625% 2029 Senior Notes	Cliffs	4.63%	368	368
4.875% 2031 Senior Notes	Cliffs	4.88%	325	325
6.250% 2040 Senior Notes	Cliffs	6.34%	235	235
ABL Facility	Cliffs[2]	Variable[3]	2,171	1,864
Total principal amount			4,613	4,306
Unamortized discounts and issuance costs			(54)	(57)
Total long-term debt			$4,559	$4,249

[1] Unless otherwise noted, references in this column and throughout this NOTE 7 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 6.40% and 5.60%, respectively, as of March 31, 2023 and December 31, 2022.
Subsequent to the quarter ended March 31, 2023, we issued $750 million aggregate principal amount of 6.750% 2030 Senior Notes. We used the net proceeds from the offering to repay a portion of the borrowings under our ABL Facility. Refer to NOTE 18 - SUBSEQUENT EVENTS for further information.

ABL FACILITY
As of March 31, 2023, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	March 31, 2023
Available borrowing base on ABL Facility[1]	$4,500
Borrowings	(2,171)
Letter of credit obligations[2]	(147)
Borrowing capacity available	$2,182

1 As of March 31, 2023, the ABL Facility has a maximum available borrowing base of $4.5 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, employee severance, insurance, operating agreements and environmental obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2023 (in millions):

2023	2024	2025	2026	2027	Thereafter	Total
$—	$—	$2,171	$829	$685	$928	$4,613
NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2023	2022
Service cost	$8	$12
Interest cost	59	32
Expected return on plan assets	(79)	(92)
Amortization:
Prior service costs	4	—
Net actuarial loss	1	4
Net periodic benefit credits	$(7)	$(44)
OPEB COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2023	2022
Service cost	$2	$11
Interest cost	16	20
Expected return on plan assets	(11)	(10)
Amortization:
Prior service credits	(4)	—
Net actuarial gain	(36)	(3)
Net periodic benefit costs (credits)	$(33)	$18
Based on funding requirements, we made no defined benefit pension contributions for the three months ended March 31, 2023 and March 31, 2022. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for the three months ended March 31, 2023. We made contributions of $28 million to our voluntary employee benefit association trust plans for the three months ended March 31, 2022.

NOTE 9 - INCOME TAXES
Our 2023 estimated annual effective tax rate before discrete items as of March 31, 2023 is 22%. The estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2022 estimated annual effective tax rate before discrete items as of March 31, 2022 was 22%.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
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
The following is a summary of our asset retirement obligations:

(In millions)	March 31, 2023	December 31, 2022
Asset retirement obligations[1]	$524	$520
Less: current portion	24	21
Long-term asset retirement obligations	$500	$499

[1] Includes $279 million and $277 million related to our active operations as of March 31, 2023 and December 31, 2022, respectively.
The following is a roll forward of our asset retirement obligation liability:

(In millions)	2023	2022
Asset retirement obligation as of January 1	$520	$449
Accretion expense	8	7
Revision in estimated cash flows	—	7
Remediation payments	(4)	(3)
Asset retirement obligation as of March 31	$524	$460
NOTE 11 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. See NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING for information on our derivative instruments, which are accounted for at fair value on a recurring basis.
A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2023		December 31, 2022
(In millions)	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$2,388	$2,356	$2,385	$2,311
ABL Facility - outstanding balance	Level 2	2,171	2,171	1,864	1,864
Total		$4,559	$4,527	$4,249	$4,175
The valuation of financial assets classified in Level 2 were determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING
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
Our commodity contracts are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives in Accumulated other comprehensive income until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs. Refer to NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME for further information.

Our commodity contracts are classified as Level 2 as values were determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
Commodity Contracts	Unit of Measure	Maturity Dates	March 31, 2023	December 31, 2022
Natural Gas	MMBtu	April 2023 - November 2025	148,340,000	127,790,000
Electricity	Megawatt hours	April 2023 - January 2025	2,040,206	432,043
Tin	Metric tons	April 2023 - December 2023	135	180
The following table presents the fair value of our cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	March 31, 2023	December 31, 2022
Other current assets	$1	$15
Other non-current assets	11	30
Other current liabilities	(141)	(87)
Other non-current liabilities	(21)	(10)
NOTE 13 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. During the three months ended March 31, 2023, we had no share buybacks. During the three months ended March 31, 2022, we repurchased 1 million common shares at a cost of $19 million in the aggregate. As of March 31, 2023, there was $760 million remaining under the authorization.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares are issued or outstanding.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables reflect the changes in Accumulated other comprehensive income related to Cliffs shareholders’ equity:

	Three Months Ended March 31,
(In millions)	2023	2022
Foreign Currency Translation
Beginning balance	$(1)	$1
Other comprehensive loss before reclassifications	—	—
Ending balance	$(1)	$1

Derivative Instruments
Beginning balance	$(16)	$68
Other comprehensive income (loss) before reclassifications	(177)	168
Income tax	44	(39)
Other comprehensive income (loss) before reclassifications, net of tax	(133)	129
Gains reclassified from AOCI to net income (loss)[1]	(25)	(42)
Income tax expense[2]	6	9
Net gains reclassified from AOCI to net income (loss)	(19)	(33)
Ending balance	$(168)	$164

Pension and OPEB
Beginning balance	$1,847	$549
Losses (gains) reclassified from AOCI to net income (loss)[3]	(35)	1
Income tax expense[2]	8	—
Net losses (gains) reclassified from AOCI to net income (loss)	(27)	1
Ending balance	$1,820	$550

Total AOCI Ending Balance	$1,651	$715

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax benefit (expense) in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 15 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $17 million and $15 million for the three months ended March 31, 2023 and 2022, respectively, that was included in our consolidated income before income taxes.
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

(In millions)	March 31, 2023	December 31, 2022
Inventories	$34	$28
Property, plant and equipment, net	285	288
Accounts payable	(25)	(19)
Other assets (liabilities), net	(26)	(27)
Noncontrolling interests	(268)	(270)

NOTE 16 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Income (loss) from continuing operations	$(43)	$813
Income from continuing operations attributable to noncontrolling interest	(15)	(13)
Net income (loss) from continuing operations attributable to Cliffs shareholders	(58)	800
Income from discontinued operations, net of tax	1	1
Net income (loss) attributable to Cliffs shareholders	$(57)	$801

Weighted average number of shares:
Basic	515	521
Convertible senior notes	—	7
Employee stock plans[1]	—	4
Diluted	515	532

Earnings (loss) per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.11)	$1.54
Discontinued operations	—	—
	$(0.11)	$1.54

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.11)	$1.50
Discontinued operations	—	—
	$(0.11)	$1.50

[1] For the three months ended March 31, 2023, we had 1 million shares related to employee stock plans that were excluded from the diluted EPS calculation as they were anti-dilutive.
NOTE 17 - COMMITMENTS AND CONTINGENCIES
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

The following is a summary of our environmental obligations:

(In millions)	March 31, 2023	December 31, 2022
Environmental obligations	$145	$141
Less: current portion	28	23
Long-term environmental obligations	$117	$118
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
NOTE 18 - SUBSEQUENT EVENTS
On April 14, 2023, we issued $750 million aggregate principal amount of 6.750% 2030 Senior Notes in an offering that was exempt from the registration requirements of the Securities Act. The notes were issued at par. We used the net proceeds from the notes offering to repay a portion of the borrowings under our ABL Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as well as other publicly available information.
OVERVIEW
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
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three months ended March 31, 2023 and 2022 (in millions, except for diluted EPS):

Total Revenue	Net Income (Loss)	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.
ECONOMIC OVERVIEW
To begin 2023, steel market conditions have been strong, driven by increased demand, extended lead times, low inventory levels at service centers and improving dynamics in the raw materials market. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $875 per net ton for the first quarter of 2023, 28% lower than the first quarter of 2022, but above the prior ten-year average of $750 per net ton and $685 per net ton during the fourth quarter of 2022. HRC prices sharply rebounded to above $1,150 per net ton by the end of the first quarter of 2023 after falling below $700 per net ton in the fourth quarter of 2022, the lowest level since October 2020. Demand for steel from automotive manufacturers improved as supply chain issues continue to ease and light vehicle sales increase, reducing the availability of steel supply to the spot market. Additionally, steel imports remained unattractive for the majority of the first quarter of 2023. Looking forward, we expect domestic steel demand to remain healthy to the extent that these conditions persist.
The CHIPS Act and Inflation Reduction Act should provide meaningful support for overall domestic steel demand throughout 2023 and beyond. Our extensive portfolio of products should result in increased steel demand from some of our end markets. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. Additionally, on-shoring manufacturing in the U.S. should reduce risk of supply chain issues in the future. The Inflation Reduction Act provides a tax credit for consumers who buy new EVs, which further incentivizes consumers to purchase vehicles in an environment where pent-up demand is still very strong from recent supply chain issues and low dealer inventory levels. The Inflation Reduction Act also provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. Additional projects arising out of this recent legislation could create incremental demand for our galvanized, GOES, NOES and other steel products. We expect to benefit from the spending related to this recently passed legislation during 2023 and beyond.
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During the first quarter of 2023, North American light vehicle production was approximately 3.9 million units, the highest quarterly production volume since 2020. Full-year 2023 North American light vehicle production is estimated to exceed 15 million units, which would be the highest level since 2019. Inventory levels have recently reached the highest level since April 2021, with 1.8 million units of gross stock at the end of March 2023, but remain significantly below historical average inventory levels of 2.5 to 3.0 million units of gross stock. Additionally, the average age of cars on the road in the U.S. reached an all-time high during 2022, which should support demand as older vehicles need to be replaced. As the largest supplier of automotive-grade steel in the U.S., we expect to benefit from increased vehicle production in 2023 and beyond.
The ongoing conflict between Russia and Ukraine has disrupted raw material sourcing for our EAF competitors and has further increased the volatility in their steelmaking input costs. Approximately two-thirds of all U.S. imported pig iron, an important feedstock for flat-rolled steel producing EAFs, had historically been sourced from Russia and Ukraine. Imported pig iron prices averaged $550 per metric ton during the first quarter of 2023, which is above the historical average of $487 per metric ton from September 2017 to December 2022. The price continued to increase throughout the first quarter and was $593 per metric ton as of March 31, 2023. Increases in finished steel and scrap prices since the beginning of the year have also contributed to higher pig iron pricing. Higher than historical imported pig iron costs should continue to support a higher HRC price. Unlike other flat-rolled steel producers, we are not reliant on imported pig iron, as we produce pig iron in-house at our blast furnaces, using our own iron ore and HBI as the primary raw materials.
The price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the historical ten-year average of $380 per long ton since 2021. The busheling price averaged $513 per long ton during the first quarter of 2023 after it fell to $350 per long ton during the fourth quarter of 2022, as domestic steel capacity utilization rates declined below 80% and competitors worked through excess raw material inventory. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
As for iron ore, the Platts 62% price averaged $126 per metric ton in the first quarter of 2023, which is 29% higher than the historical ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
The U.S. Federal Reserve has pushed interest rates to the highest level in more than 15 years in an attempt to slow demand and reduce inflation. Though we are a firm believer that the U.S. is the most resilient manufacturing economy in the world, rising interest rates could cause a significant economic downturn and impact various end markets that we serve and overall domestic steel demand. While we believe there is strong pent-up demand for light vehicles in the U.S., automotive sales could be negatively impacted due to higher interest rates. The non-residential construction market could also see delays in construction as increased rates drive caution on new business. If continued rising rates in the U.S. result in a recession, we believe that end-user demand for steel intensive products could be negatively impacted as a recession would likely result in higher unemployment, lower wages and less disposable income for consumers.
During 2022, we experienced higher costs than the prior year due to inflationary pressures on input and energy costs, as well as lower production volume and higher repair and maintenance spending. We started to benefit from lower costs in the first quarter of 2023 and expect that to continue throughout 2023 and beyond, as most inflationary pressures have started to ease, production volume has improved, and repair and maintenance expenses have begun to normalize.
COMPETITIVE STRENGTHS
As the largest flat-rolled steel producer in North America, we benefit from having the size and scale necessary in a competitive, capital intensive business. Our sizeable operating footprint provides us with the operational leverage and flexibility to achieve competitive margins throughout the business cycle. We also have a unique vertically integrated profile from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. This positioning gives us more predictable costs throughout our supply chain and more control over both our manufacturing inputs and our end product destination.
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
Our integrated footprint provides us with a significant competitive advantage in supplying automotive and other highly demanding end markets, as we are able to produce a wide range of high-quality products. Our integrated facilities utilize domestic internally sourced iron ore as the primary feedstock, which allows us to produce a higher quality product with low residual content. We also operate EAF facilities, which gives us insight into the limitations of our competitors who predominantly operate only EAF facilities. Companies that are primarily EAF producers are limited in their product range as their equipment is designed to utilize scrap as the main feedstock, which often contains high residual or impure content, such as copper, limiting their ability to meet certain high grades of steel that demand virgin iron. We also believe companies that primarily operate EAFs do not possess our breadth and depth of customer service, technical support, and research and development capabilities.
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
Our industry leading portfolio of fixed price contracts provides us a competitive advantage, as the steel industry is often viewed as volatile and subject to the market price of steel. Our fixed price contracts mitigate pricing volatility and support us in achieving healthy margins through the cycle. We were able to achieve consecutive fixed price contract increases in 2022 and 2023. We expect to have continued success in resetting our annual fixed price contracts throughout the remainder of 2023 and in the coming years.
Our ability to source our primary feedstock domestically and internally is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The ongoing conflict between Russia and Ukraine has displayed the importance of our U.S.-centric footprint, as our competitors who primarily operate EAF facilities rely on imported pig iron to produce flat-rolled steel, the supply of which has been disrupted by that conflict. The best example is our legacy business of producing iron ore pellets. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
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
We are currently the only producer of electrical steels referred to as GOES and NOES in the U.S. In November 2021, the Infrastructure and Jobs Act was passed in the U.S., which provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. As a result, with increased demand for both transformers and motors for EVs, we expect to benefit from this position in what is currently a rapidly growing market. In 2023, our electrical steel business is expected to post the highest profitability in over a decade. We also expect to complete our NOES expansion at our Zanesville facility in the second half of 2023, which will increase our capacity by approximately 70,000 net tons.
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
As a result of our exposure to these high-end markets, we have the highest fixed price contractual volumes in our industry. Approximately 45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. Our fixed contract values are expected to significantly improve throughout 2023 compared to 2022. In addition to our fixed price contracts, we anticipate having more volumes under index-linked contracts in 2023 and beyond, which should reduce our reliance on spot sales and allow us to improve our efficiency with increased volumes.
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
TAKE ADVANTAGE OF OUR U.S.-CENTRIC, INTERNALLY SOURCED SUPPLY CHAIN
The ongoing conflict between Russia and Ukraine has reinforced the unique advantage of our vertically integrated business model. Two-thirds of U.S. imports of pig iron, a critical raw material for flat-rolled EAFs, had historically been sourced from Russia and Ukraine. This supply remains largely disrupted, driving volatility in input costs and reducing availability for our competitors’ ferrous inputs. We, on the other hand, produce our pig iron and liquid steel entirely in the U.S., supported by internally sourced iron ore and HBI and supplemented with internally sourced scrap. In addition, our internally produced pig iron is more environmentally friendly than imported pig iron, which is often made from sintered iron ore fines and with higher coke rates, for example. While competitors are forced to scramble for materials, we are able to take advantage of our vertically integrated footprint.
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
We have ample access to scrap along with internally sourced iron ore pellets and HBI. Our ability to optimize use of these raw materials in our blast furnaces and BOFs ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations. As a result of the successful operational improvements, we announced the indefinite idle of the Indiana Harbor #4 blast furnace in the first quarter of 2022. The indefinite idle reduced our operational blast furnaces from eight to seven.
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

ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
Our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. In early 2021, we announced our commitment to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emission reductions across all of our operations. Our 2022 absolute Scope 1 and Scope 2 GHG emissions were below our reduction goal well ahead of our 2030 target year. On a per ton basis, we reduced our integrated Scope 1 and Scope 2 GHG intensity from 1.67 per metric ton of crude steel produced in 2021 to 1.60 in 2022.
We plan to further our efforts towards our GHG emissions reduction goal by focusing on actionable, commercially viable technologies and solutions while supporting research for breakthrough technologies for the primary iron and steel sector. In an effort to build on our GHG emissions reduction progress, we have continued our partnership with the U.S. Department of Energy as part of the Better Climate Challenge initiative, which was established in December 2021. We have continued to pursue opportunities such as carbon capture and the use of hydrogen within our facilities. Additionally, we have started forming partnerships to develop alternative energy sources - such as wind and solar - which will benefit our own environmental footprint while combating the global impacts of climate change.
Our future GHG emissions reductions are expected to be driven by the use of direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, driving more productivity out of fewer blast furnaces, implementing hydrogen use where possible, utilizing carbon capture, procuring more clean energy and operating with higher energy efficiency.
IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles. Since the acquisition of our steelmaking assets, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through our share repurchase program and make investments to both improve and grow our business. During 2022, we reduced outstanding debt by approximately $1.1 billion while returning $240 million in capital to shareholders via share repurchases. In the past 12 months, we were able to take advantage of volatility in the debt markets to repurchase $351 million aggregate principal amount of assorted series of notes at an average price of 92% of par.
Given strong market conditions, we expect to have ample opportunities to reduce our debt with our own free cash flow generation through the remainder of 2023 and in the coming years.
On April 14, 2023, we issued $750 million aggregate principal amount of 6.750% 2030 Senior Notes. The proceeds from the 6.750% 2030 Senior Notes were used to repay a portion of the borrowings under our existing ABL Facility. The transaction increased our financial flexibility and liquidity, extended our debt maturity profile, and was effectively leverage and interest expense neutral. Following the transaction, we maintained in excess of $1 billion in pre-payable debt on the ABL Facility and another $1.5 billion in callable debt that we expect to continue to reduce with our free cash flow generation.
STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results for the three months ended March 31, 2023 and 2022 (dollars in millions, except for average selling price and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

2023	2022	2023	2022	2023	2022	2023	2022

STEEL PRODUCT REVENUE:		GROSS MARGIN %:		ADJUSTED EBITDA %:		AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,609	$5,259	2%	21%	5%	25%	$1,128	$1,446

REVENUES
The following tables represent our steel shipments by product and total sales by market:

	Three Months Ended March 31,
	2023		2022		Variance
(In thousands of net tons)	Volume	%	Volume	%	Volume	%
Steel shipments by product:
Hot-rolled steel	1,490	36%	903	25%	587	65%
Cold-rolled steel	597	15%	651	18%	(54)	(8)%
Coated steel	1,168	29%	1,242	34%	(74)	(6)%
Stainless and electrical steel	174	4%	189	5%	(15)	(8)%
Plate	198	5%	221	6%	(23)	(10)%
Slab and other steel products	458	11%	431	12%	27	6%
Total steel shipments by product	4,085		3,637		448	12%

	Three Months Ended March 31,
	2023		2022		Variance
(In millions)	Revenue	%	Revenue	%	Revenue	%
Steelmaking revenues by market:
Direct automotive	$1,870	36%	$1,607	28%	$263	16%
Infrastructure and manufacturing	1,297	25%	1,542	27%	(245)	(16)%
Distributors and converters	1,258	25%	1,829	31%	(571)	(31)%
Steel producers	701	14%	816	14%	(115)	(14)%
Total Steelmaking revenues by market	$5,126		$5,794		$(668)	(12)%
Revenues decreased by 12% during the three months ended March 31, 2023, as compared to the prior-year period, primarily due to:
•A decrease of $816 million, or 24%, in revenues from the infrastructure and manufacturing and distributors and converters markets, predominantly due to the average HRC price declining $340 per net ton, or 28%, which was partially offset by increased hot-rolled steel shipments.
•These decreases were partially offset by an increase in the direct automotive market of $263 million, or 16%, predominantly due to increases in selling prices as a result of favorable renewals of annual fixed price contracts.
GROSS MARGIN
Gross margin decreased by $1,128 million, or 92%, during the three months ended March 31, 2023, as compared to the prior-year period, primarily due to:
•A decrease in selling prices (approximately $1.2 billion impact) predominantly due to lower spot prices.
•This decrease was partially offset by an increase in sales volume (approximately $200 million impact).
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended March 31, 2023, decreased by $1,184 million, as compared to the three months ended March 31, 2022, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $119 million and $114 million of Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three months ended March 31, 2023, our consolidated Revenues decreased by $660 million, compared to the prior-year period. The decrease was primarily due to the decrease in the average steel product selling price of $318 per net ton, partially offset by the increase of 0.4 million net tons of steel shipments from our Steelmaking segment.
During the three months ended March 31, 2023, our consolidated gross margin decreased by $1,150 million, as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results.
MISCELLANEOUS - NET
During the three months ended March 31, 2023, Miscellaneous – net decreased by $30 million, as compared to the prior-year period. The decrease in miscellaneous expense was primarily related to an impairment expense in 2022, which was not repeated during 2023.

INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	Three Months Ended March 31,
(In millions)	2023	2022
Income tax benefit (expense)	$13	$(237)
Effective tax rate	23%	23%
The change from income tax expense to income tax benefit for the three months ended March 31, 2023, as compared to the prior-year period, is directly related to the change in pre-tax income (loss).
Our 2023 estimated annual effective tax rate before discrete items at March 31, 2023 is 22%. This estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2022 estimated annual effective tax rate before discrete items at March 31, 2022 was 22%.
LIQUIDITY, CASH FLOWS AND CAPITAL RESOURCES
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
The following table provides a summary of our cash flows:

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$(39)	$533
Investing activities	(185)	(235)
Financing activities	257	(311)
Net increase (decrease) in cash and cash equivalents	$33	$(13)

Free cash flow[1]	$(227)	$297

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flows.
Given the recently improving market conditions at the end of the first quarter of 2023, we expect to have opportunities to reduce our debt and return capital to shareholders with our own free cash flow generation during the remainder of 2023. As of March 31, 2023, we had principal long-term debt of $4,613 million with maturities starting in 2025. As of March 31, 2023, there was $760 million remaining under the authorization of our share repurchase program.
On April 14, 2023, we issued $750 million aggregate principal amount of 6.750% 2030 Senior Notes in an offering exempt from the registration requirements of the Securities Act. The proceeds from the 6.750% 2030 Senior Notes were used to repay a portion of the borrowings under our existing ABL facility. The transaction increased our financial flexibility and liquidity, extended our debt maturity profile, and was effectively leverage and interest expense neutral. Following the transaction, we maintained in excess of $1 billion in pre-payable debt on our ABL Facility and another $1.5 billion in callable debt that we expect to continue to reduce with our free cash flow generation.
These actions give us additional financial flexibility and will better prepare us to navigate more easily through potentially volatile industry conditions in the future.

CASH FLOWS
OPERATING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Net income (loss)	$(42)	$814	$(856)
Non-cash adjustments to net income (loss)	237	399	(162)
Working capital:
Accounts receivable, net	(257)	(512)	255
Inventories	207	(372)	579
Income taxes	15	180	(165)
Pension and OPEB payments and contributions	(30)	(60)	30
Payables, accrued employment and accrued expenses	(90)	109	(199)
Other, net	(79)	(25)	(54)
Total working capital	(234)	(680)	446
Net cash provided (used) by operating activities	$(39)	$533	$(572)
The variance was driven by:
•A $1,018 million decrease in net income (loss) after adjustments for non-cash items primarily due to lower gross margins from lower steel sales prices. See "— Steelmaking Results" above for further detail on our operating results.
•A $446 million decrease in cash used for working capital. This was primarily due to a decrease in inventories, as a result of higher sales volumes and lower costs during the three months ended March 31, 2023, as compared to the prior-year period, where we had an increase in inventory costs due to increased raw material and production costs. During the three months ended March 31, 2023, we also experienced lower increases in accounts receivable due to lower pricing, as compared to the prior-year period.
INVESTING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Purchase of property, plant and equipment	$(188)	$(236)	$48
Other	3	1	2
Net cash used by investing activities	$(185)	$(235)	$50
Our cash used for capital expenditures decreased $48 million due to the completion of our major maintenance cycle in 2022. Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be between $675 and $725 million, which primarily consists of sustaining capital spend. With our facilities and equipment in the best shape since our 2020 transformational acquisitions, we do not expect any major investments until at least 2025.
FINANCING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Repayments of debt	$—	$(360)	$360
Borrowings under credit facilities, net	307	106	201
Repurchase of common shares	—	(19)	19
Other	(50)	(38)	(12)
Net cash provided (used) by financing activities	$257	$(311)	$568
The variance was driven by:
•A $561 million decrease in cash used resulting from higher net repayments of debt during the three months ended March 31, 2022, along with increased borrowings on our ABL Facility during the three months ended March 31, 2023, as compared to the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. We generally maintain minimal cash balances and utilize our access to our ABL Facility to cover fluctuations in our cash requirements. Cash and cash equivalents, which totaled $59 million as of March 31, 2023, include cash on hand and on deposit. The combination of cash and availability under our ABL Facility gives us $2.2 billion in liquidity as of March 31, 2023. Subsequent to the three months ended March 31, 2023, we issued $750 million in aggregate principal amount of 6.750% 2030 Senior Notes. We used the net proceeds from the offering to repay a portion of the borrowings under our ABL Facility, increasing our liquidity. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which matures in March 2025, has a maximum borrowing base of $4.5 billion, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of March 31, 2023, outstanding letters of credit totaled $147 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, employee severance, insurance, operating agreements and environmental obligations. Our ABL Facility agreement contains various financial and other covenants. As of March 31, 2023, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured debt, if we elect to access the debt capital markets. However, our ability to issue additional notes could be limited by market conditions. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for more information on our ABL Facility and debt.
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
The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2023	2022
Net income (loss)	$(42)	$814
Less:
Interest expense, net	(77)	(77)
Income tax benefit (expense)	13	(237)
Depreciation, depletion and amortization	(242)	(301)
Total EBITDA	$264	$1,429
Less:
EBITDA of noncontrolling interests[1]	$23	$22
Loss on extinguishment of debt	—	(14)
Asset impairment	—	(29)
Other, net	(2)	(2)
Total Adjusted EBITDA	$243	$1,452

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$15	$13
Depreciation, depletion and amortization	8	9
EBITDA of noncontrolling interests	$23	$22

The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended March 31,
(In millions)	2023	2022
Adjusted EBITDA:
Steelmaking	$240	$1,424
Other Businesses	8	29
Corporate and eliminations	(5)	(1)
Total Adjusted EBITDA	$243	$1,452
FREE CASH FLOW
Free cash flow is a non-GAAP measure defined as operating cash flows less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flows to free cash flows:

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided (used) by operating activities	$(39)	$533
Purchase of property, plant and equipment	(188)	(236)
Free cash flows	$(227)	$297
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of March 31, 2023 have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes issued by Cleveland-Cliffs Inc. on a senior secured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2023. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of March 31, 2023.
As of March 31, 2023, the guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	March 31, 2023	December 31, 2022
Current assets	$7,653	$7,063
Non-current assets	9,821	9,935
Current liabilities	(4,176)	(3,866)
Non-current liabilities	(6,863)	(6,630)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Three Months Ended
(In millions)	March 31, 2023
Revenues	$4,883
Cost of goods sold	(4,820)
Loss from continuing operations	(73)
Net loss	(73)
Net loss attributable to Cliffs shareholders	(73)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	March 31, 2023	December 31, 2022
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$171	$163
Accounts payable	(643)	(527)

Balances with other related parties:
Accounts receivable, net	$4	$8
Accounts payable	(12)	(13)
Additionally, for the three months ended March 31, 2023, the obligated group had Revenues of $32 million and Cost of goods sold of $24 million, in each case, with other related parties.
MARKET RISKS
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
PRICING RISKS
In the ordinary course of business, we are exposed to market risk and price fluctuations related to the sale of our products, which are impacted primarily by market prices for HRC and other related spot pricing indices, and the purchase of energy and raw materials used in our operations, which are impacted by market prices for natural gas, electricity, ferrous and stainless steel scrap, chrome, metallurgical coal, coke, zinc and nickel. Our strategy to address market risk has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we make forward physical purchases and enter into hedge contracts to manage exposure to price risk related to the purchases of certain raw materials and energy used in the production process.
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
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely use these derivative instruments to hedge a portion of our natural gas, electricity, tin and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of March 31, 2023, due to a 10% and 25% change in the market price of each of the indicated commodities:

Commodity Derivative (In millions)	10% Change	25% Change
Natural gas	$50	$126
Electricity	9	22
Tin	—	1
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
Our Tooling and Stamping reporting unit fair value was not substantially in excess of its carrying values as of March 31, 2023. A slower than anticipated resolution of the supply chain issues related to the global semiconductor shortages that have hampered the automotive industry, higher than expected capital requirements, and/or an increase in the discount rate could result in future impairment indicators.
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

A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three months ended March 31, 2023, we concluded that there were no additional triggering events resulting in the need for an impairment assessment.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of March 31, 2023, we had $2,171 million outstanding under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the March 31, 2023 borrowing level would result in a change of $22 million to interest expense on an annual basis.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2022, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2022, and in NOTE 17 - COMMITMENTS AND CONTINGENCIES to the consolidated financial statements in Part I – Item 1. Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
January 1 - 31, 2023	940,192	$17.22	—	$760,216,700
February 1 - 28, 2023	1,169	$18.36	—	$760,216,700
March 1 - 31, 2023	113,181	$19.85	—	$760,216,700
Total	1,054,542	$17.50	—

[1] Includes 940,192 shares that were delivered to us in January 2023, 1,169 shares that were delivered to us in February 2023, and 113,181 shares that were delivered to us in March 2023 to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

2 On February 11, 2022, we announced that our Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.

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
Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the information concerning mining safety and health or other regulatory matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Part II – ITEM 6. EXHIBITS of this Quarterly Report on Form 10-Q.

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

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 26, 2023 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of April 26, 2023 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 26, 2023 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 26, 2023 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	April 26, 2023