Form 10-Q
period 2023-06-30
CLEVELAND-CLIFFS INC.
filed 2023-07-26
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 508,682,121 as of July 25, 2023.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to "$" is to United States currency.

Abbreviation or acronym	Term
6.750% 2030 Senior Notes	6.750% Senior Guaranteed Notes due 2030 issued by Cleveland-Cliffs Inc. on April 14, 2023 in an aggregate principal amount of $750 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, and June 9, 2023, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, acquisition-related expenses and adjustments, asset impairment and other, net
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
Fourth ABL Amendment	Fourth Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2023, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
Inflation Reduction Act	Inflation Reduction Act of 2022
LIBOR	London Interbank Offered Rate
Metric ton (mt)	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
U.S.	United States of America
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$34	$26
Accounts receivable, net	2,290	1,960
Inventories	4,727	5,130
Other current assets	114	306
Total current assets	7,165	7,422
Non-current assets:
Property, plant and equipment, net	8,878	9,070
Goodwill	1,130	1,130
Pension and OPEB, asset	379	356
Other non-current assets	751	777
TOTAL ASSETS	$18,303	$18,755
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,116	$2,186
Accrued employment costs	455	429
Accrued expenses	261	383
Other current liabilities	576	551
Total current liabilities	3,408	3,549
Non-current liabilities:
Long-term debt	3,963	4,249
Pension liability, non-current	461	473
OPEB liability, non-current	575	585
Deferred income taxes	545	590
Other non-current liabilities	1,307	1,267
TOTAL LIABILITIES	10,259	10,713
Commitments and contingencies (See Note 17)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2022 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2022 - 531,051,530 shares);
Outstanding - 508,679,179 shares (2022 - 513,340,779 shares)	66	66
Capital in excess of par value of shares	4,841	4,871
Retained earnings	1,624	1,334
Cost of 22,372,351 common shares in treasury (2022 - 17,710,751 shares)	(372)	(310)
Accumulated other comprehensive income	1,643	1,830
Total Cliffs shareholders' equity	7,802	7,791
Noncontrolling interest	242	251
TOTAL EQUITY	8,044	8,042
TOTAL LIABILITIES AND EQUITY	$18,303	$18,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Revenues	$5,984	$6,337	$11,279	$12,292
Operating costs:
Cost of goods sold	(5,340)	(5,356)	(10,536)	(10,062)
Selling, general and administrative expenses	(149)	(107)	(276)	(229)
Miscellaneous – net	(12)	(34)	(15)	(67)
Total operating costs	(5,501)	(5,497)	(10,827)	(10,358)
Operating income	483	840	452	1,934
Other income (expense):
Interest expense, net	(79)	(64)	(156)	(141)
Loss on extinguishment of debt	—	(66)	—	(80)
Net periodic benefit credits other than service cost component	50	50	100	99
Other non-operating income (expense)	4	(3)	6	(5)
Total other expense	(25)	(83)	(50)	(127)
Income from continuing operations before income taxes	458	757	402	1,807
Income tax expense	(102)	(157)	(89)	(394)
Income from continuing operations	356	600	313	1,413
Income from discontinued operations, net of tax	—	1	1	2
Net income	356	601	314	1,415
Income attributable to noncontrolling interest	(9)	(5)	(24)	(18)
Net income attributable to Cliffs shareholders	$347	$596	$290	$1,397

Earnings per common share attributable to Cliffs shareholders - basic
Continuing operations	$0.68	$1.14	$0.56	$2.67
Discontinued operations	—	—	—	—
	$0.68	$1.14	$0.56	$2.67
Earnings per common share attributable to Cliffs shareholders - diluted
Continuing operations	$0.67	$1.13	$0.56	$2.64
Discontinued operations	—	—	—	—
	$0.67	$1.13	$0.56	$2.64
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$356	$601	$314	$1,415
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(26)	—	(53)	1
Changes in derivative financial instruments, net of tax	18	(55)	(134)	41
Changes in foreign currency translation	—	(2)	—	(2)
Total other comprehensive income (loss)	(8)	(57)	(187)	40
Comprehensive income	348	544	127	1,455
Comprehensive income attributable to noncontrolling interests	(9)	(5)	(24)	(18)
Comprehensive income attributable to Cliffs shareholders	$339	$539	$103	$1,437
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Six Months Ended June 30,
(In millions)	2023	2022
OPERATING ACTIVITIES
Net income	$314	$1,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	489	551
Impairment of long-lived assets	—	29
Deferred income taxes	16	151
Pension and OPEB credits	(79)	(54)
Loss on extinguishment of debt	—	80
Other	74	55
Changes in operating assets and liabilities:
Accounts receivable, net	(333)	(416)
Inventories	403	(594)
Income taxes	169	(55)
Pension and OPEB payments and contributions	(58)	(114)
Payables, accrued employment and accrued expenses	(78)	370
Other, net	(69)	(20)
Net cash provided by operating activities	848	1,398
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(319)	(468)
Other investing activities	9	1
Net cash used by investing activities	(310)	(467)
FINANCING ACTIVITIES
Repurchase of common shares	(94)	(176)
Proceeds from issuance of debt	750	—
Repayments of debt	—	(1,319)
Borrowings under credit facilities	2,679	3,260
Repayments under credit facilities	(3,710)	(2,624)
Debt issuance costs	(34)	—
Other financing activities	(121)	(73)
Net cash used by financing activities	(530)	(932)
Net increase (decrease) in cash and cash equivalents	8	(1)
Cash and cash equivalents at beginning of period	26	48
Cash and cash equivalents at end of period	$34	$47
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2022	513	$66	$4,871	$1,334	$(310)	$1,830	$251	$8,042
Comprehensive income (loss)	—	—	—	(57)	—	(179)	15	(221)
Stock and other incentive plans	2	—	(39)	—	30	—	—	(9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
March 31, 2023	515	$66	$4,832	$1,277	$(280)	$1,651	$247	$7,793
Comprehensive income (loss)	—	—	—	347	—	(8)	9	348
Stock and other incentive plans	1	—	9	—	3	—	—	12
Common stock repurchases, net of excise tax	(7)	—	—	—	(95)	—	—	(95)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
June 30, 2023	509	$66	$4,841	$1,624	$(372)	$1,643	$242	$8,044

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2021	500	$63	$4,892	$(1)	$(82)	$618	$284	$5,774
Comprehensive income	—	—	—	801	—	97	13	911
Redemption of convertible debt	24	3	(28)	—	—	—	—	(25)
Stock and other incentive plans	2	—	(16)	—	11	—	—	(5)
Common stock repurchases	(1)	—	—	—	(19)	—	—	(19)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
March 31, 2022	525	$66	$4,848	$800	$(90)	$715	$269	$6,608
Comprehensive income (loss)	—	—	—	596	—	(57)	5	544
Stock and other incentive plans	—	—	7	—	1	—	—	8
Common stock repurchases	(8)	—	—	—	(157)	—	—	(157)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
June 30, 2022	517	$66	$4,855	$1,396	$(246)	$658	$265	$6,994
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
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
Our investment in affiliates of $132 million and $133 million as of June 30, 2023 and December 31, 2022, respectively, was classified in Other non-current assets.
SIGNIFICANT ACCOUNTING POLICIES
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
RECENT ACCOUNTING PRONOUNCEMENTS AND LEGISLATION
In August 2022, the U.S. government signed the Inflation Reduction Act into law. The Inflation Reduction Act introduced, among other legislation, a 1% excise tax on the fair market value of stock repurchases net of the fair market value of stock issuances during the tax year. The excise tax is effective on net stock repurchases that occur after December 31, 2022. The tax will be recorded in equity as a cost of common shares in treasury.
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

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2023	2022
Allowance for credit losses as of January 1	$(4)	$(4)
Decrease (increase) in allowance	(3)	1
Allowance for credit losses as of June 30	$(7)	$(3)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	June 30, 2023	December 31, 2022
Product inventories
Finished and semi-finished goods	$2,765	$2,971
Raw materials	1,582	1,794
Total product inventories	4,347	4,765
Manufacturing supplies and critical spares	380	365
Inventories	$4,727	$5,130
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of June 30, 2023 and December 31, 2022, we had $23 million and $19 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of June 30, 2023 and December 31, 2022, we had $94 million and $112 million, respectively, classified as Accounts payable.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Capital additions	$290	$489
Less:
Non-cash accruals	(89)	(2)
Right-of-use assets - finance leases	60	23
Cash paid for capital expenditures including deposits	$319	$468
Cash payments (receipts) for income taxes and interest are as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Income taxes paid	$37	$299
Income tax refunds	(138)	(1)
Interest paid on debt obligations net of capitalized interest[1]	142	133

[1] Capitalized interest was $6 million and $5 million for the six months ended June 30, 2023 and 2022, respectively.

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
The following table represents our Revenues by market:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Steelmaking:
Automotive	$1,980	$1,644	$3,850	$3,251
Infrastructure and manufacturing	1,591	1,615	2,888	3,157
Distributors and converters	1,441	1,840	2,699	3,669
Steel producers	796	1,077	1,497	1,893
Total Steelmaking	5,808	6,176	10,934	11,970
Other Businesses:
Automotive	143	124	282	246
Infrastructure and manufacturing	10	14	20	29
Distributors and converters	23	23	43	47
Total Other Businesses	176	161	345	322
Total revenues	$5,984	$6,337	$11,279	$12,292
The following tables represent our Revenues by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Steelmaking:
Hot-rolled steel	$1,357	$1,251	$2,478	$2,445
Cold-rolled steel	748	869	1,387	1,853
Coated steel	1,789	1,806	3,406	3,581
Stainless and electrical steel	615	618	1,189	1,169
Plate	399	453	730	874
Slab and other steel products	366	417	693	751
Other	534	762	1,051	1,297
Total Steelmaking	5,808	6,176	10,934	11,970
Other Businesses:
Other	176	161	345	322
Total revenues	$5,984	$6,337	$11,279	$12,292

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
Our results by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Revenues:
Steelmaking	$5,808	$6,176	$10,934	$11,970
Other Businesses	176	161	345	322
Total revenues	$5,984	$6,337	$11,279	$12,292

Adjusted EBITDA:
Steelmaking	$765	$1,109	$1,005	$2,533
Other Businesses	15	20	23	49
Eliminations	(5)	2	(10)	1
Total Adjusted EBITDA	$775	$1,131	$1,018	$2,583
The following table provides a reconciliation of our consolidated Net income to total Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$356	$601	$314	$1,415
Less:
Interest expense, net	(79)	(64)	(156)	(141)
Income tax expense	(102)	(157)	(89)	(394)
Depreciation, depletion and amortization	(247)	(250)	(489)	(551)
	784	1,072	1,048	2,501
Less:
EBITDA of noncontrolling interests[1]	17	13	40	35
Loss on extinguishment of debt	—	(66)	—	(80)
Asset impairment	—	—	—	(29)
Other, net	(8)	(6)	(10)	(8)
Total Adjusted EBITDA	$775	$1,131	$1,018	$2,583

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$9	$5	$24	$18
Depreciation, depletion and amortization	8	8	16	17
EBITDA of noncontrolling interests	$17	$13	$40	$35

The following summarizes our assets by segment:

(In millions)	June 30, 2023	December 31, 2022
Assets:
Steelmaking	$17,819	$18,070
Other Businesses	293	315
Total segment assets	18,112	18,385
Corporate/Eliminations	191	370
Total assets	$18,303	$18,755
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Depreciation, depletion and amortization:
Steelmaking	$(239)	$(240)	$(470)	$(531)
Other Businesses	(8)	(10)	(19)	(20)
Total depreciation, depletion and amortization	$(247)	$(250)	$(489)	$(551)

Capital additions[1]:
Steelmaking	$159	$297	$286	$472
Other Businesses	2	9	3	15
Corporate	1	2	1	2
Total capital additions	$162	$308	$290	$489

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	June 30, 2023	December 31, 2022
Land, land improvements and mineral rights	$1,388	$1,388
Buildings	932	921
Equipment	9,578	9,289
Other	247	238
Construction in progress	510	552
Total property, plant and equipment[1]	12,655	12,388
Allowance for depreciation and depletion	(3,777)	(3,318)
Property, plant and equipment, net	$8,878	$9,070

[1] Includes right-of-use assets related to finance leases of $467 million and $408 million as of June 30, 2023 and December 31, 2022, respectively.
We recorded depreciation and depletion expense of $246 million and $485 million for the three and six months ended June 30, 2023, respectively, and $249 million and $547 million for the three and six months ended June 30, 2022, respectively. Depreciation and depletion expense for both the three and six months ended June 30, 2022 includes $23 million of accelerated depreciation related to the decision to indefinitely idle the coke facility at Middletown Works. Depreciation and depletion expense for the six months ended June 30, 2022 also includes $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	June 30, 2023	December 31, 2022
Steelmaking	$956	$956
Other Businesses	174	174
Total goodwill	$1,130	$1,130
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	June 30, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(16)	$74	$90	$(13)	$77
Developed technology	60	(12)	48	60	(10)	50
Trade names and trademarks	18	(4)	14	18	(4)	14
Mining permits	72	(27)	45	72	(27)	45
Supplier relationships	29	(3)	26	29	(1)	28
Total intangible assets	$269	$(62)	$207	$269	$(55)	$214
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$22	$(49)	$(71)	$19	$(52)

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
Amortization expense related to intangible assets was $3 million for both the three months ended June 30, 2023 and 2022, and $7 million for both the six months ended June 30, 2023 and 2022. Estimated future amortization expense is $6 million for the remainder of 2023 and $13 million annually for the years 2024 through 2028.
Income from amortization related to the intangible liabilities was $2 million for both the three months ended June 30, 2023 and 2022, and $3 million for both the six months ended June 30, 2023 and 2022. Estimated future income from amortization is $2 million for the remainder of 2023 and $5 million annually for the years 2024 through 2028.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	June 30, 2023	December 31, 2022
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.990%	$829	$829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.750% 2030 Senior Notes	Cliffs	6.750%	750	—
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	833	1,864
Total principal amount			4,025	4,306
Unamortized discounts and issuance costs			(62)	(57)
Total long-term debt			$3,963	$4,249

[1] Unless otherwise noted, references in this column and throughout this NOTE 7 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 7.091% and 5.602%, respectively, as of June 30, 2023 and December 31, 2022.
6.750% 2030 Senior Notes - 2023 Offering
On April 14, 2023, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of $750 million aggregate principal amount of our 6.750% 2030 Senior Notes, which were issued at par. The 6.750% 2030 Senior Notes were issued in a private placement transaction exempt from the registration requirements of the Securities Act.
The 6.750% 2030 Senior Notes bear interest at a rate of 6.750% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2023. The 6.750% 2030 Senior Notes mature on April 15, 2030.
The 6.750% 2030 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 6.750% 2030 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries. The 6.750% 2030 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 6.750% 2030 Senior Notes.
The 6.750% 2030 Senior Notes may be redeemed, in whole or in part, at any time at our option not less than 10 days nor more than 60 days after prior notice is sent to the holders of the 6.750% 2030 Senior Notes. The 6.750% 2030 Senior Notes are redeemable prior to April 15, 2026, at a redemption price equal to 100% of the principal amount thereof plus a "make-whole" premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 6.750% 2030 Senior Notes prior to April 15, 2026 at a redemption price equal to 106.750% of the principal amount thereof with the net cash proceeds of one or more equity offerings. The 6.750% 2030 Senior Notes are redeemable beginning on April 15, 2026, at a redemption price equal to 103.375% of the principal amount thereof, decreasing to 101.688% on April 15, 2027, and are redeemable at par beginning on April 15, 2028. In each case, we pay the applicable redemption and "make-whole" premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 6.750% 2030 Senior Notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The terms of the 6.750% 2030 Senior Notes contain certain customary covenants; however, there are no financial covenants.
ABL FACILITY
On June 9, 2023, we entered into the Fourth ABL Amendment to our ABL Facility to, among other things, increase the amount of tranche A revolver commitments available thereunder by an additional $250 million to an aggregate principal amount of $4.75 billion and extend the maturity date of all commitments under the ABL Facility from March 13, 2025 to June 9, 2028. The Fourth ABL Amendment removed the LIBOR option for variable rate loans due to its cessation and replaced it with a SOFR option. Borrowings under the amended ABL Facility bear interest, at our option, at a base rate or, if certain conditions are met, a SOFR rate, in each case, plus an applicable tiered margin. The base rate is equal to the greater of the federal funds rate plus 0.5% or the term SOFR plus 1.25%.
As of June 30, 2023, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	June 30, 2023
Available borrowing base on ABL Facility[1]	$4,750
Borrowings	(833)
Letter of credit obligations[2]	(117)
Borrowing capacity available	$3,800

1 As of June 30, 2023, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations, and insurance.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2023 (in millions):

2023	2024	2025	2026	2027	Thereafter	Total
$—	$—	$—	$829	$685	$2,511	$4,025
NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Service cost	$8	$12	$16	$24
Interest cost	58	31	117	63
Expected return on plan assets	(78)	(92)	(157)	(184)
Amortization:
Prior service costs	4	—	8	—
Net actuarial loss	1	3	2	7
Net periodic benefit credits	$(7)	$(46)	$(14)	$(90)
OPEB COSTS (CREDITS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Service cost	$3	$10	$5	$21
Interest cost	16	20	32	40
Expected return on plan assets	(10)	(9)	(21)	(19)
Amortization:
Prior service credits	(4)	—	(8)	—
Net actuarial gain	(37)	(3)	(73)	(6)
Net periodic benefit costs (credits)	$(32)	$18	$(65)	$36
Based on funding requirements, we made no defined benefit pension contributions for the three and six months ended June 30, 2023 and June 30, 2022. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for the three and six months ended June 30, 2023. We made contributions of $28 million and $56 million to our voluntary employee benefit association trust plans for the three and six months ended June 30, 2022, respectively.

NOTE 9 - INCOME TAXES
Our 2023 estimated annual effective tax rate before discrete items as of June 30, 2023 is 22%. The estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2022 estimated annual effective tax rate before discrete items as of June 30, 2022 was 22%.
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
The following is a summary of our asset retirement obligations:

(In millions)	June 30, 2023	December 31, 2022
Asset retirement obligations[1]	$525	$520
Less: current portion	21	21
Long-term asset retirement obligations	$504	$499

[1] Includes $278 million and $277 million related to our active operations as of June 30, 2023 and December 31, 2022, respectively.
The following is a roll forward of our asset retirement obligation liability:

(In millions)	2023	2022
Asset retirement obligation as of January 1	$520	$449
Accretion expense	13	15
Reclassification from environmental obligations	—	63
Revision in estimated cash flows	1	21
Remediation payments	(9)	(16)
Asset retirement obligation as of June 30	$525	$532
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2023		December 31, 2022
(In millions)	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,130	$3,052	$2,385	$2,311
ABL Facility - outstanding balance	Level 2	833	833	1,864	1,864
Total		$3,963	$3,885	$4,249	$4,175
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
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
Commodity Contracts	Unit of Measure	Maturity Dates	June 30, 2023	December 31, 2022
Natural Gas	MMBtu	July 2023 - May 2026	152,920,000	127,790,000
Electricity	Megawatt hours	July 2023 - January 2026	2,810,342	432,043
Tin	Metric tons	July 2023 - December 2023	90	180
The following table presents the fair value of our cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	June 30, 2023	December 31, 2022
Other current assets	$2	$15
Other non-current assets	6	30
Other current liabilities	(108)	(87)
Other non-current liabilities	(30)	(10)
NOTE 13 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. During both the three and six months ended June 30, 2023, we repurchased 6.5 million common shares, at a cost of $94 million in the aggregate, excluding excise tax due under the Inflation Reduction Act of 2022. During the three and six months ended June 30, 2022, we repurchased 7.5 million and 8.5 million common shares, respectively, at a cost of $157 million and $176 million in the aggregate, respectively. As of June 30, 2023, there was $666 million remaining under the authorization.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares are issued or outstanding.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables reflect the changes in Accumulated other comprehensive income related to Cliffs shareholders’ equity:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Foreign Currency Translation
Beginning balance	$(1)	$1	$(1)	$1
Other comprehensive loss before reclassifications	—	(2)	—	(2)
Ending balance	$(1)	$(1)	$(1)	$(1)

Derivative Instruments
Beginning balance	$(168)	$164	$(16)	$68
Other comprehensive income (loss) before reclassifications	(31)	(30)	(208)	138
Income tax	7	8	51	(31)
Other comprehensive income (loss) before reclassifications, net of tax	(24)	(22)	(157)	107
Losses (gains) reclassified from AOCI to net income[1]	55	(42)	30	(84)
Income tax expense (benefit)[2]	(13)	9	(7)	18
Net losses (gains) reclassified from AOCI to net income	42	(33)	23	(66)
Ending balance	$(150)	$109	$(150)	$109

Pension and OPEB
Beginning balance	$1,820	$550	$1,847	$549
Losses (gains) reclassified from AOCI to net income[3]	(36)	—	(71)	1
Income tax expense[2]	10	—	18	—
Net losses (gains) reclassified from AOCI to net income	(26)	—	(53)	1
Ending balance	$1,794	$550	$1,794	$550

Total AOCI Ending Balance	$1,643	$658	$1,643	$658

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax expense in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 15 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $10 million and $27 million for the three and six months ended June 30, 2023, respectively, compared to $7 million and $22 million for the three and six months ended June 30, 2022, respectively, that was included in our consolidated income before income taxes.
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

(In millions)	June 30, 2023	December 31, 2022
Inventories	$29	$28
Property, plant and equipment, net	289	288
Accounts payable	(25)	(19)
Other assets (liabilities), net	(29)	(27)
Noncontrolling interests	(264)	(270)

NOTE 16 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Income from continuing operations	$356	$600	$313	$1,413
Income from continuing operations attributable to noncontrolling interest	(9)	(5)	(24)	(18)
Net income from continuing operations attributable to Cliffs shareholders	347	595	289	1,395
Income from discontinued operations, net of tax	—	1	1	2
Net income attributable to Cliffs shareholders	$347	$596	$290	$1,397

Weighted average number of shares:
Basic	513	523	514	522
Convertible senior notes	—	—	—	4
Employee stock plans	1	3	1	3
Diluted	514	526	515	529

Earnings per common share attributable to Cliffs shareholders - basic:
Continuing operations	$0.68	$1.14	$0.56	$2.67
Discontinued operations	—	—	—	—
	$0.68	$1.14	$0.56	$2.67

Earnings per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$0.67	$1.13	$0.56	$2.64
Discontinued operations	—	—	—	—
	$0.67	$1.13	$0.56	$2.64
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

The following is a summary of our environmental obligations:

(In millions)	June 30, 2023	December 31, 2022
Environmental obligations	$144	$141
Less: current portion	25	23
Long-term environmental obligations	$119	$118
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
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three and six months ended June 30, 2023 and 2022 (in millions, except for diluted EPS):

Total Revenue	Net Income	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
During the first half of 2023, we saw improving steel market conditions compared to the second half of 2022, which was led by the highest quarterly light vehicle production in North America since 2019, low inventory levels at service centers and a stronger than historical raw materials market. Although we have seen sequentially improved market conditions, the price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $1,065 per net ton for the second quarter of 2023, 19% lower than the second quarter of 2022, but well above the prior annual ten-year average of approximately $750 per net ton and $875 per net ton during the first quarter of 2023. Demand for steel from automotive manufacturers improved as supply chain issues continued to ease and light vehicle sales increased, reducing the availability of steel supply to the spot market. During the second quarter of 2023, service center inventories reached their lowest level since the first quarter of 2021, with only 1.5 months of inventory on hand. These low inventory levels should generate significant demand for steel throughout the remainder of 2023 as service centers will need to meet the continued strong demand from their end-use customers. Additionally, steel imports remained unattractive for the majority of the first half of 2023. Looking forward, we expect domestic steel demand to remain healthy to the extent that these conditions persist.
The CHIPS Act and Inflation Reduction Act should provide meaningful support for overall domestic steel demand throughout 2023 and beyond. Our extensive portfolio of products should result in increased steel demand from some of our end markets. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. Additionally, the on-shoring of manufacturing in the U.S. should reduce risk of supply chain issues in the future. The Inflation Reduction Act provides a tax credit for consumers who buy new EVs, which further incentivizes consumers to purchase vehicles in an environment where pent-up demand is still very strong from recent supply chain issues and lower than historical dealer inventory levels. The Inflation Reduction Act also provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. We expect to benefit from the spending related to this recently passed legislation during 2023 and beyond.
KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During the second quarter of 2023, North American light vehicle production was approximately 4.1 million units, the highest quarterly production volume since 2019. Full-year 2023 North American light vehicle production is estimated to exceed 15 million units, which would also be the highest level since 2019. During the first six months of 2023, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.4 million units sold, representing a 13% increase compared to the same period for 2022. Additionally, the average age of cars on the road in the U.S. is at an all-time high of 12.5 years, which should support demand as older vehicles need to be replaced. As the largest supplier of automotive-grade steel in the U.S., we expect to benefit from increased vehicle production over the coming years.
The price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of $380 per long ton since 2021. The busheling price averaged $515 per long ton during the second quarter of 2023. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
As for iron ore, the Platts 62% price averaged $111 per metric ton in the second quarter of 2023, which is 14% higher than the prior annual ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
OTHER FACTORS
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
In January 2023, we announced that we partnered with the USW and filed antidumping and countervailing duty petitions against eight countries related to unfairly traded tin and chromium coated sheet steel products. Tin mill products are used primarily for packaging applications, particularly canned food. We produce tin mill products at our Weirton, West Virginia operating facility and sell approximately 300,000 net tons per year, representing approximately two percent of total Company steel sales volumes. On June 21, 2023, the U.S. Department of Commerce announced its preliminary affirmative determination in the countervailing duty investigation of tin mill products from China and imposed subsidy rates ranging from 89.02% to 542.55%, based on the exporter. Favorable rulings from the U.S. Department of Commerce will positively impact our ability to continue to produce tin mill products at our Weirton facility, which employs approximately 900 people, the majority of whom are USW-represented.
During 2022, we experienced higher costs than the prior year due to inflationary pressures on input and energy costs, as well as lower production volume and higher repair and maintenance spending. We started to benefit from lower costs in the first half of 2023 and expect that to continue throughout 2023 and beyond, as many inflationary pressures have started to ease, production volume has improved, and repair and maintenance expenses have begun to normalize.

COMPETITIVE STRENGTHS
As the largest flat-rolled steel producer in North America, we benefit from having the size and scale necessary in a competitive, capital intensive business. Our sizeable operating footprint provides us with the operational leverage and flexibility to achieve competitive margins throughout the business cycle. We also have a unique vertically integrated profile from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. This positioning gives us more predictable costs throughout our supply chain and more control over both our manufacturing inputs and our end-product destination.
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
Our integrated footprint provides us with a significant competitive advantage in supplying automotive and other highly demanding end markets, as we are able to produce a wide range of high-quality products. Our integrated facilities utilize domestic internally sourced iron ore as the primary feedstock, which allows us to produce a higher quality product with low residual content. We also operate EAF facilities, which gives us insight into the limitations of our competitors who predominantly operate only EAF facilities. Companies that are primarily EAF producers are limited in their product range as their equipment is designed to utilize scrap as the main feedstock, which often contains high residual or impure content, such as copper, limiting their ability to produce certain high grades of steel that demand virgin iron. We also believe companies that primarily operate EAFs do not possess our breadth and depth of customer service, technical support, and research and development capabilities.
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
We are currently the only producer of electrical steels referred to as GOES and NOES in the U.S. In November 2021, the Infrastructure and Jobs Act was passed in the U.S., which provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. As a result, with increased demand for both transformers and motors for EVs, we expect to benefit from this position in what is currently a rapidly growing market. In 2023, our electrical steel business is expected to post the highest profitability in over a decade. We also recently commissioned our NOES expansion at our Zanesville facility, which will ultimately increase our capacity by approximately 70,000 net tons.
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
As a result of our exposure to these high-end markets, we have the highest fixed price contractual volumes in our industry. Approximately 45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. Our fixed-price contract values are expected to significantly improve throughout 2023 compared to 2022. In addition to our fixed price contracts, we anticipate having more volumes under index-linked contracts in 2023 and beyond, which should reduce our reliance on spot sales and allow us to improve our efficiency with increased volumes.
Our unique capabilities, driven by our portfolio of assets and technical expertise, give us an advantage in our flat-rolled product offering. We offer products that have superior formability, surface quality, strength and corrosion resistance for the automotive industry. We are also the only producer of GOES and NOES in the U.S. In addition, our state-of-the-art Research and Innovation Center in Middletown, Ohio gives us the ability to collaborate with our customers and create new products and develop new and efficient steel manufacturing processes. During 2022, we introduced our MOTOR-MAX™ product line of NOES for high frequency motors and generators. We also recently introduced our C-STAR™ protection steel, which was developed for the purpose of providing battery support in EVs, but can be used in any type of light vehicle. These unique product offerings and customer service capabilities enable us to remain the leading steel supplier to the automotive industry.
TAKE ADVANTAGE OF OUR U.S.-CENTRIC, INTERNALLY SOURCED SUPPLY CHAIN
The ongoing conflict between Russia and Ukraine has reinforced the unique advantage of our vertically integrated business model. Two-thirds of U.S. imports of pig iron, a critical raw material for flat-rolled EAFs, had historically been sourced from Russia and Ukraine. This supply remains largely disrupted, driving volatility in input costs and reducing availability for our competitors’ ferrous inputs. We, on the other hand, produce our pig iron and liquid steel entirely in the U.S., supported by internally sourced iron ore and HBI and supplemented with internally sourced scrap. In addition, our internally produced pig iron is more environmentally friendly than imported pig iron, which is often made from sintered iron ore fines and with higher coke rates, for example. While competitors are forced to rely on suppliers who are subject to unpredictable disruptions in their ability to supply materials, we are able to take advantage of our vertically integrated footprint.
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
We have ample access to scrap along with internally sourced iron ore pellets and HBI. Our ability to optimize use of these raw materials in our blast furnaces and BOFs ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations. As a result of successful operational improvements, we announced the indefinite idle of the Indiana Harbor #4 blast furnace in the first quarter of 2022. The indefinite idle reduced our operational blast furnaces from eight to seven. Our strategic use of HBI in our blast furnaces and maximizing scrap usage in our BOFs has allowed us to achieve the same steel production with one less blast furnace in our footprint.
During the second quarter of 2023, it was announced that we entered into long-term state mineral leases for more than 2,600 acres of iron ore at the Nashwauk mine site in Itasca County, Minnesota. The award of these leases resolved years of uncertainty regarding Hibbing Taconite’s mine life. This ore body is intended to serve as an extension of Hibbing Taconite, as the state’s mineral leases, combined with our own private mineral holdings at Nashwauk, are expected to provide more than two decades of additional ore reserves.
We used 2022 as an opportunity to optimize our steelmaking footprint by dedicating significant resources to bring our facilities and equipment up to the standard required to maintain and improve our supply to the automotive industry. The necessary resources that we have invested in our footprint are expected to keep our assets at automotive-grade quality and reliability for years to come. With our facilities and equipment in the best shape since the acquisition of our steelmaking assets and no major investments expected until at least 2026, we are well positioned to benefit from operating efficiencies and improved capabilities in the coming years.
ADVANCE OUR PARTICIPATION IN THE GREEN ECONOMY
We are seeking to expand our customer base with the rapidly growing and desirable EV market. At this time, we believe the North American automotive industry is approaching a structural inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of EV producers and consumers. These features include the already existing sophisticated steel supply for internal combustion engine vehicle parts, along with the added need for steel-based battery enclosures in EVs. With our unique technical capabilities and leadership in the automotive industry, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
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
We plan to further our efforts towards our GHG emissions reduction goal by focusing on actionable, commercially viable technologies and solutions while supporting research for breakthrough technologies for the primary iron and steel sector. In an effort to build on our GHG emissions reduction progress, we have continued our partnership with the U.S. Department of Energy as part of the Better Climate Challenge initiative, which was established in December 2021. We have continued to pursue opportunities such as carbon capture and the use of hydrogen within our facilities. In May 2023, we completed a successful blast furnace hydrogen injection trial at Middletown Works. During the trial, hydrogen gas was injected in all 20 tuyeres at the Middletown #3 blast furnace, facilitating the production of clean pig iron. In this trial, hydrogen served as a partial substitute for the fossil fuels necessary for iron reduction, ultimately replacing the release of CO2 with the release of H2O (water vapor) with no impact to product quality or operating efficiency. Additionally, we support the development of alternative energy sources - such as wind and solar - which will benefit our own environmental footprint while combating the global impacts of climate change.
Our future GHG emissions reductions are expected to be driven by the use of direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, driving more productivity out of fewer blast furnaces, implementing hydrogen use where possible, utilizing carbon capture, procuring more clean energy and operating with higher energy efficiency.
IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles. Since the acquisition of our steelmaking assets, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through our share repurchase program and make investments to both improve and grow our business. During the second quarter of 2023, we reduced the principal amount of outstanding debt by $588 million while returning $94 million in capital to shareholders via share repurchases. We have also shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. During 2022, we repurchased $351 million aggregate principal amount of assorted series of notes at an average price of 92% of par.
Given healthy market conditions, we expect to have ample opportunities to reduce our debt with our own free cash flow generation through the remainder of 2023 and in the coming years.
On April 14, 2023, we issued $750 million aggregate principal amount of our 6.750% 2030 Senior Notes at par. The net proceeds from the 6.750% 2030 Senior Notes issuance were used to repay a portion of the borrowings under our ABL Facility. The transaction increased our financial flexibility and liquidity, extended our debt maturity profile, and was effectively leverage and interest expense neutral. As of June 30, 2023, we maintained in excess of $800 million in pre-payable debt under our ABL Facility and another $1.5 billion in callable notes that we expect to continue to reduce with our free cash flow generation.
On June 9, 2023, we announced that we amended and extended our ABL Facility pursuant to the Fourth ABL Amendment. The Fourth ABL Amendment extends the maturity date of our ABL Facility to June 9, 2028. The overall size of our ABL Facility was increased to $4.75 billion, which added $250 million of liquidity. Additionally, the Fourth ABL Amendment enables us to increase our borrowing base by including assets of Ferrous Processing and Trading Company. Following the transaction, we extended our debt maturity runway and have no debt maturities until 2026. Our liquidity as of June 30, 2023 is the highest in our Company’s history.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results for the three and six months ended June 30, 2023 and 2022 (dollars in millions, except for average selling price and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q2 2023	Q2 2022	YTD 2023	YTD 2022	Q2 2023	Q2 2022	YTD 2023	YTD 2022	Q2 2023	Q2 2022	YTD 2023	YTD 2022	Q2 2023	Q2 2022	YTD 2023	YTD 2022

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$5,274	$5,414	$9,883	$10,673	11%	16%	7%	18%	13%	18%	9%	21%	$1,255	$1,487	$1,193	$1,466
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands of net tons)	2023	2022	% Change	2023	2022	% Change
Steel shipments by product:
Hot-rolled steel	1,462	1,038	41%	2,952	1,941	52%
Cold-rolled steel	645	590	9%	1,242	1,241	—%
Coated steel	1,244	1,191	4%	2,412	2,433	(1)%
Stainless and electrical steel	181	194	(7)%	355	383	(7)%
Plate	254	238	7%	452	459	(2)%
Slab and other steel products	416	390	7%	874	821	6%
Total steel shipments by product	4,202	3,641	15%	8,287	7,278	14%

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Steelmaking revenues by market:
Direct automotive	$1,980	$1,644	20%	$3,850	$3,251	18%
Infrastructure and manufacturing	1,591	1,615	(1)%	2,888	3,157	(9)%
Distributors and converters	1,441	1,840	(22)%	2,699	3,669	(26)%
Steel producers	796	1,077	(26)%	1,497	1,893	(21)%
Total Steelmaking revenues by market	$5,808	$6,176	(6)%	$10,934	$11,970	(9)%
Revenues decreased by 6% during the three months ended June 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease of $399 million, or 22%, in revenues from the distributors and converters market, predominantly due to the average HRC price declining $245 per net ton, which was partially offset by increased hot-rolled steel shipments.
•A decrease of $281 million, or 26%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.
•These decreases were partially offset by an increase in the direct automotive market of $336 million, or 20%, primarily due to increases in selling prices as a result of favorable renewals of annual fixed-price contracts and an increase in shipments.

Revenues decreased by 9% during the six months ended June 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease of $970 million, or 26%, in revenues from the distributors and converters market, predominantly due to the average HRC price declining $292 per net ton, which was partially offset by increased hot-rolled steel shipments.
•A decrease of $396 million, or 21%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.
•These decreases were partially offset by an increase in revenues from the direct automotive market of $599 million, or 18%, predominantly due to increases in selling prices as a result of favorable renewals of annual fixed-price contracts and an increase in shipments.
GROSS MARGIN
Gross margin decreased by $338 million, or 35%, during the three months ended June 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease in selling prices (approximately $800 million impact) predominantly due to lower spot prices, which was partially offset by favorable renewals of annual fixed price contracts.
•This decrease was partially offset by an increase in sales volume (approximately $200 million impact); and
•A decrease in costs of production (approximately $300 million) driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap, coupled with decreased maintenance costs.
Gross margin decreased by $1,466 million, or 67%, during the six months ended June 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease in selling prices (approximately $2.0 billion impact) predominantly due to lower spot prices, which was partially offset by favorable renewals of annual fixed price contracts.
•This decrease was partially offset by an increase in sales volume (approximately $500 million impact).
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended June 30, 2023, decreased by $344 million, as compared to the three months ended June 30, 2022, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $141 million and $100 million of Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022, respectively.
Adjusted EBITDA from our Steelmaking segment for the six months ended June 30, 2023, decreased by $1,528 million, as compared to the six months ended June 30, 2022, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $260 million and $214 million of Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and six months ended June 30, 2023, our consolidated Revenues decreased by $353 million and $1,013 million, respectively, compared to the prior-year periods. The decrease for the three months ended June 30, 2023, was primarily due to the decrease in the average steel product selling price of $232 per net ton, partially offset by the increase of 0.6 million net tons of steel shipments from our Steelmaking segment. The decrease for the six months ended June 30, 2023, was primarily due to the decrease in the average steel product selling price of $273 per net ton, partially offset by the increase of 1.0 million net tons of steel shipments from our Steelmaking segment.
During the three and six months ended June 30, 2023, our consolidated gross margin decreased by $337 million and $1,487 million, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the three and six months ended June 30, 2023, Selling, general and administrative expenses increased by $42 million and $47 million, respectively, as compared to the prior-year periods. The increases were primarily related to higher employment-related costs and outside legal fees.
MISCELLANEOUS - NET
During the three and six months ended June 30, 2023, Miscellaneous – net decreased by $22 million and $52 million, respectively, as compared to the prior-year periods. The decrease in miscellaneous expense for the three months ended June 30, 2023, was primarily related to the expense in 2022 related to our asset retirement obligation, which was caused by rising electricity costs associated with water management systems at our closed coal mines in Pennsylvania, which was not repeated during 2023. The decrease in miscellaneous expense for the six months ended June 30, 2023 was also impacted by an impairment expense in 2022, which was not repeated during 2023.

INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income tax expense	$(102)	$(157)	$(89)	$(394)
Effective tax rate	22%	21%	22%	22%
The decrease in income tax expense for the three and six months ended June 30, 2023, as compared to the prior-year periods, is directly related to the change in pre-tax income.
Our 2023 estimated annual effective tax rate before discrete items at June 30, 2023 is 22%. This estimated annual effective tax rate exceeds the U.S. statutory rate of 21%, as state income tax expense exceeds the percentage depletion in excess of cost depletion. The 2022 estimated annual effective tax rate before discrete items at June 30, 2022 was 22%.
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
The following table provides a summary of our cash flows:

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$848	$1,398
Investing activities	(310)	(467)
Financing activities	(530)	(932)
Net increase (decrease) in cash and cash equivalents	$8	$(1)

Free cash flow[1]	$529	$930

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flows.
The recent market environment has provided us opportunities to reduce our debt and return capital to shareholders with our free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. During the first six months of 2023, we took action in alignment with our capital allocation priorities, as follows:
•We issued $750 million aggregate principal amount of our 6.750% 2030 Senior Notes. The net proceeds from the 6.750% 2030 Senior Notes issuance were used to repay a portion of the borrowings under our existing ABL Facility. The transaction increased our financial flexibility and liquidity, extended our debt maturity profile, and was effectively leverage and interest expense neutral.
•We entered into the Fourth ABL Amendment, which, among other things, extended the maturity date of our ABL Facility to June 9, 2028 and increased the overall size of our ABL Facility to $4.75 billion, which added $250 million of liquidity.
•Additionally, we returned capital to shareholders through our share repurchase program, repurchasing 6.5 million common shares at a cost of $94 million in the aggregate.
These actions with respect to our debt give us additional financial flexibility and liquidity, along with extending our average maturity date, which will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Additionally, we expect to have opportunities to continue to reduce our debt and return capital to shareholders with our free cash flow generation during the remainder of 2023. As of June 30, 2023, we maintained in excess of $800 million in pre-payable debt under our ABL Facility and another $1.5 billion in callable notes. As of June 30, 2023, there was $666 million remaining under the authorization of our share repurchase program.

CASH FLOWS
OPERATING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2023	2022	Variance
Net income	$314	$1,415	$(1,101)
Non-cash adjustments to net income	500	812	(312)
Working capital:
Accounts receivable, net	(333)	(416)	83
Inventories	403	(594)	997
Income taxes	169	(55)	224
Pension and OPEB payments and contributions	(58)	(114)	56
Payables, accrued employment and accrued expenses	(78)	370	(448)
Other, net	(69)	(20)	(49)
Total working capital	34	(829)	863
Net cash provided by operating activities	$848	$1,398	$(550)
The variance was driven by:
•A $1,413 million decrease in net income after adjustments for non-cash items primarily due to lower gross margins from lower steel sales prices. See "— Steelmaking Results" above for further detail on our operating results.
•A $863 million decrease in cash used for working capital. This was primarily due to a decrease in inventories, as a result of higher sales volumes and lower production costs during the six months ended June 30, 2023, as compared to the prior-year period. Additionally, working capital was impacted by a decrease in repair and maintenance costs during the six months ended June 30, 2023.
INVESTING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2023	2022	Variance
Purchase of property, plant and equipment	$(319)	$(468)	$149
Other	9	1	8
Net cash used by investing activities	$(310)	$(467)	$157
Our cash used for capital expenditures decreased $149 million due to the completion of our major maintenance cycle in 2022. Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be between $675 and $725 million, which primarily consists of sustaining capital spend. With our facilities and equipment in the best shape since the acquisition of our steelmaking assets, we do not expect any major investments until at least 2026.
FINANCING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2023	2022	Variance
Proceeds (repayments) of debt	$750	$(1,319)	$2,069
Net borrowings (repayments) under credit facilities	(1,031)	636	(1,667)
Repurchase of common shares	(94)	(176)	82
Other	(155)	(73)	(82)
Net cash used by financing activities	$(530)	$(932)	$402
The variance was driven by:
•A $402 million decrease in cash used during the six months ended June 30, 2023, resulting from lower net repayments of debt, partially offset by increased repayments on our ABL Facility, as compared to the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. We generally maintain minimal cash balances and utilize our access to our ABL Facility to cover fluctuations in our cash requirements. Cash and cash equivalents, which totaled $34 million as of June 30, 2023, include cash on hand and on deposit. The combination of cash and availability under our ABL Facility gives us $3.83 billion in liquidity as of June 30, 2023. During the second quarter of 2023, we issued $750 million in aggregate principal amount of our 6.750% 2030 Senior Notes. We used the net proceeds from the offering to repay a portion of the borrowings under our ABL Facility, increasing our liquidity. Additionally, we entered into the Fourth ABL Amendment to our ABL Facility, increasing our liquidity by $250 million. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which now matures in June 2028, has a maximum borrowing base of $4.75 billion, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of June 30, 2023, outstanding letters of credit totaled $117 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of June 30, 2023, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured notes, if we elect to access the debt capital markets. However, our ability to issue additional notes could be limited by market conditions. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
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
The following table provides a reconciliation of our Net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$356	$601	$314	$1,415
Less:
Interest expense, net	(79)	(64)	(156)	(141)
Income tax expense	(102)	(157)	(89)	(394)
Depreciation, depletion and amortization	(247)	(250)	(489)	(551)
Total EBITDA	$784	$1,072	$1,048	$2,501
Less:
EBITDA of noncontrolling interests[1]	$17	$13	$40	$35
Loss on extinguishment of debt	—	(66)	—	(80)
Asset impairment	—	—	—	(29)
Other, net	(8)	(6)	(10)	(8)
Total Adjusted EBITDA	$775	$1,131	$1,018	$2,583

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$9	$5	$24	$18
Depreciation, depletion and amortization	8	8	16	17
EBITDA of noncontrolling interests	$17	$13	$40	$35

The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA:
Steelmaking	$765	$1,109	$1,005	$2,533
Other Businesses	15	20	23	49
Corporate and eliminations	(5)	2	(10)	1
Total Adjusted EBITDA	$775	$1,131	$1,018	$2,583
FREE CASH FLOW
Free cash flow is a non-GAAP measure defined as operating cash flows less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flows to free cash flows:

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$848	$1,398
Purchase of property, plant and equipment	(319)	(468)
Free cash flows	$529	$930
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of June 30, 2023 have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes issued by Cleveland-Cliffs Inc. on a senior secured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of June 30, 2023. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of June 30, 2023.
As of June 30, 2023, the guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	June 30, 2023	December 31, 2022
Current assets	$7,568	$7,063
Non-current assets	9,769	9,935
Current liabilities	(4,340)	(3,866)
Non-current liabilities	(6,305)	(6,630)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Six Months Ended
(In millions)	June 30, 2023
Revenues	$10,462
Cost of goods sold	(9,792)
Income from continuing operations	254
Net income	255
Net income attributable to Cliffs shareholders	255
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	June 30, 2023	December 31, 2022
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$182	$163
Accounts payable	(789)	(527)

Balances with other related parties:
Accounts receivable, net	$9	$8
Accounts payable	(12)	(13)
Additionally, for the six months ended June 30, 2023, the obligated group had Revenues of $71 million and Cost of goods sold of $52 million, in each case, with other related parties.
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
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we use cash-settled commodity price swaps to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Additionally, we routinely evaluate the use of these derivative instruments to hedge a portion of our natural gas, electricity, tin and zinc requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of June 30, 2023, due to a 10% and 25% change in the market price of each of the indicated commodities:

Commodity Derivative (In millions)	10% Change	25% Change
Natural gas	$53	$133
Electricity	12	29
Tin	—	1
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
Our Tooling and Stamping reporting unit fair value was not substantially in excess of its carrying values as of June 30, 2023. A slower than anticipated resolution of the supply chain issues related to the global semiconductor shortages that have hampered the automotive industry, higher than expected capital requirements, and/or an increase in the discount rate could result in future impairment indicators.
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

A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the six months ended June 30, 2023, we concluded that there were no additional triggering events resulting in the need for an impairment assessment.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of June 30, 2023, we had $833 million outstanding under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the June 30, 2023 borrowing level would result in a change of $8 million to interest expense on an annual basis.
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
•potential weaknesses and uncertainties in global economic conditions, excess global steelmaking capacity, oversupply of iron ore, prevalence of steel imports and reduced market demand, including as a result of inflationary pressures, infectious disease outbreaks, conflicts or otherwise;
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
•disruptions to our operations relating to an infectious disease outbreak, including workforce challenges and the risk that novel variants will prove resistant to existing vaccines or that new or continuing pandemic lockdowns in China will impact our ability to source certain critical supplies in a timely and predictable manner;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)[2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[3]
April 1 - 30, 2023	711	$17.90	—	$760,216,700
May 1 - 31, 2023	4,444,929	$14.39	4,444,088	$696,366,847
June 1 - 30, 2023	2,057,532	$14.60	2,055,912	$666,390,714
Total	6,503,172	$14.46	6,500,000

[1] Includes 711 shares that were delivered to us in April 2023, 841 shares that were delivered to us in May 2023, and 1,620 shares that were delivered to us in June 2023, in each case, to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

[2] Excludes the 1% excise tax on net stock repurchases.
3 On February 11, 2022, we announced that our Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any repurchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.

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

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1	Indenture, dated as of April 14, 2023, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 6.750% Senior Guaranteed Notes due 2030 (filed herewith).
10.1	* Form of Restricted Shares Agreement for Nonemployee Directors (filed herewith).
10.2	* Form of Deferred Shares Agreement for Nonemployee Directors (filed herewith).
10.3	Fourth Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2023, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.75% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.00% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 26, 2023 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of July 26, 2023 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 26, 2023 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 26, 2023 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	July 26, 2023