Form 10-Q
period 2023-09-30
CLEVELAND-CLIFFS INC.
filed 2023-10-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 504,861,276 as of October 24, 2023.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to "$" is to United States currency.

Abbreviation or acronym	Term
6.750% 2030 Senior Notes	6.750% Senior Guaranteed Notes due 2030 issued by Cleveland-Cliffs Inc. on April 14, 2023 in an aggregate principal amount of $750 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, and June 9, 2023, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, asset impairment and other, net
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
Fourth ABL Amendment	Fourth Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2023, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
Inflation Reduction Act	Inflation Reduction Act of 2022
LIBOR	London Interbank Offered Rate
Metric ton (mt)	2,205 pounds
MSHA	U.S. Mine Safety and Health Administration
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962, as amended
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
U.S.	United States of America
UAW	United Auto Workers
USW	United Steelworkers
VEBA	Voluntary employee benefit association trusts
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31	$26
Accounts receivable, net	2,122	1,960
Inventories	4,592	5,130
Other current assets	196	306
Total current assets	6,941	7,422
Non-current assets:
Property, plant and equipment, net	8,837	9,070
Goodwill	1,130	1,130
Pension and OPEB, asset	392	356
Other non-current assets	759	777
TOTAL ASSETS	$18,059	$18,755
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,076	$2,186
Accrued employment costs	467	429
Accrued expenses	263	383
Other current liabilities	488	551
Total current liabilities	3,294	3,549
Non-current liabilities:
Long-term debt	3,458	4,249
Pension liability, non-current	456	473
OPEB liability, non-current	563	585
Deferred income taxes	662	590
Other non-current liabilities	1,362	1,267
TOTAL LIABILITIES	9,795	10,713
Commitments and contingencies (See Note 17)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2022 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2022 - 531,051,530 shares);
Outstanding - 504,849,719 shares (2022 - 513,340,779 shares)	66	66
Capital in excess of par value of shares	4,850	4,871
Retained earnings	1,888	1,334
Cost of 26,201,811 common shares in treasury (2022 - 17,710,751 shares)	(431)	(310)
Accumulated other comprehensive income	1,647	1,830
Total Cliffs shareholders' equity	8,020	7,791
Noncontrolling interest	244	251
TOTAL EQUITY	8,264	8,042
TOTAL LIABILITIES AND EQUITY	$18,059	$18,755
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Revenues	$5,605	$5,653	$16,884	$17,945
Operating costs:
Cost of goods sold	(5,125)	(5,305)	(15,661)	(15,367)
Selling, general and administrative expenses	(144)	(124)	(420)	(353)
Miscellaneous – net	(11)	(37)	(26)	(104)
Total operating costs	(5,280)	(5,466)	(16,107)	(15,824)
Operating income	325	187	777	2,121
Other income (expense):
Interest expense, net	(70)	(64)	(226)	(205)
Gain (loss) on extinguishment of debt	—	4	—	(76)
Net periodic benefit credits other than service cost component	50	49	150	148
Other non-operating income (expense)	(2)	(1)	4	(6)
Total other expense	(22)	(12)	(72)	(139)
Income from continuing operations before income taxes	303	175	705	1,982
Income tax expense	(29)	(10)	(118)	(404)
Income from continuing operations	274	165	587	1,578
Income from discontinued operations, net of tax	1	—	2	2
Net income	275	165	589	1,580
Income attributable to noncontrolling interest	(11)	(13)	(35)	(31)
Net income attributable to Cliffs shareholders	$264	$152	$554	$1,549

Earnings per common share attributable to Cliffs shareholders - basic
Continuing operations	$0.52	$0.30	$1.08	$2.98
Discontinued operations	—	—	—	—
	$0.52	$0.30	$1.08	$2.98
Earnings per common share attributable to Cliffs shareholders - diluted
Continuing operations	$0.52	$0.29	$1.08	$2.95
Discontinued operations	—	—	—	—
	$0.52	$0.29	$1.08	$2.95
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$275	$165	$589	$1,580
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(27)	93	(80)	94
Changes in derivative financial instruments, net of tax	31	61	(103)	102
Changes in foreign currency translation	—	(2)	—	(4)
Total other comprehensive income (loss)	4	152	(183)	192
Comprehensive income	279	317	406	1,772
Comprehensive income attributable to noncontrolling interests	(11)	(13)	(35)	(31)
Comprehensive income attributable to Cliffs shareholders	$268	$304	$371	$1,741
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
(In millions)	2023	2022
OPERATING ACTIVITIES
Net income	$589	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	738	788
Deferred income taxes	132	210
Pension and OPEB credits	(119)	(81)
Loss on extinguishment of debt	—	76
Impairment of long-lived assets	—	29
Other	121	75
Changes in operating assets and liabilities:
Accounts receivable, net	(164)	(145)
Inventories	538	(348)
Income taxes	16	(109)
Pension and OPEB payments and contributions	(84)	(174)
Payables, accrued employment and accrued expenses	(95)	66
Other, net	(57)	(33)
Net cash provided by operating activities	1,615	1,934
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(481)	(716)
Acquisition of FPT, net of cash acquired	—	(31)
Other investing activities	11	20
Net cash used by investing activities	(470)	(727)
FINANCING ACTIVITIES
Repurchase of common shares	(152)	(210)
Proceeds from issuance of senior notes	750	—
Repayments of senior notes	—	(1,355)
Borrowings under credit facilities	3,004	4,650
Repayments under credit facilities	(4,543)	(4,169)
Debt issuance costs	(34)	—
Other financing activities	(165)	(115)
Net cash used by financing activities	(1,140)	(1,199)
Net increase in cash and cash equivalents	5	8
Cash and cash equivalents at beginning of period	26	48
Cash and cash equivalents at end of period	$31	$56
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2022	513.3	$66	$4,871	$1,334	$(310)	$1,830	$251	$8,042
Comprehensive income (loss)	—	—	—	(57)	—	(179)	15	(221)
Stock and other incentive plans	1.8	—	(39)	—	30	—	—	(9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
March 31, 2023	515.1	$66	$4,832	$1,277	$(280)	$1,651	$247	$7,793
Comprehensive income (loss)	—	—	—	347	—	(8)	9	348
Stock and other incentive plans	0.1	—	9	—	3	—	—	12
Common stock repurchases, net of excise tax	(6.5)	—	—	—	(95)	—	—	(95)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
June 30, 2023	508.7	$66	$4,841	$1,624	$(372)	$1,643	$242	$8,044
Comprehensive income	—	—	—	264	—	4	11	279
Stock and other incentive plans	—	—	9	—	—	—	—	9
Common stock repurchases, net of excise tax	(3.9)	—	—	—	(59)	—	—	(59)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
September 30, 2023	504.8	$66	$4,850	$1,888	$(431)	$1,647	$244	$8,264

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2021	500.2	$63	$4,892	$(1)	$(82)	$618	$284	$5,774
Comprehensive income	—	—	—	801	—	97	13	911
Redemption of convertible debt	24.2	3	(28)	—	—	—	—	(25)
Stock and other incentive plans	1.3	—	(16)	—	11	—	—	(5)
Common stock repurchases	(1.0)	—	—	—	(19)	—	—	(19)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
March 31, 2022	524.7	$66	$4,848	$800	$(90)	$715	$269	$6,608
Comprehensive income (loss)	—	—	—	596	—	(57)	5	544
Stock and other incentive plans	0.1	—	7	—	1	—	—	8
Common stock repurchases	(7.5)	—	—	—	(157)	—	—	(157)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
June 30, 2022	517.3	$66	$4,855	$1,396	$(246)	$658	$265	$6,994
Comprehensive income	—	—	—	152	—	152	13	317
Stock and other incentive plans	—	—	9	—	—	—	—	9
Common stock repurchases	(2.0)	—	—	—	(34)	—	—	(34)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
September 30, 2022	515.3	$66	$4,864	$1,548	$(280)	$810	$260	$7,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or any other future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023 and March 31, 2023.
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
Our investment in affiliates of $131 million and $133 million as of September 30, 2023 and December 31, 2022, respectively, was classified in Other non-current assets.
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
RECENT ACCOUNTING PRONOUNCEMENTS AND LEGISLATION
In August 2022, the U.S. government signed the Inflation Reduction Act into law. The Inflation Reduction Act introduced, among other legislation, a 1% excise tax on the fair market value of stock repurchases net of the fair market value of stock issuances during the tax year. The excise tax is effective on net stock repurchases that occur after December 31, 2022. The tax is recorded in equity as a cost of common shares in treasury.
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

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2023	2022
Allowance for credit losses as of January 1	$(4)	$(4)
Increase in allowance	(3)	(1)
Allowance for credit losses as of September 30	$(7)	$(5)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	September 30, 2023	December 31, 2022
Product inventories
Finished and semi-finished goods	$2,616	$2,971
Raw materials	1,588	1,794
Total product inventories	4,204	4,765
Manufacturing supplies and critical spares	388	365
Inventories	$4,592	$5,130
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of September 30, 2023 and December 31, 2022, we had $21 million and $19 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of September 30, 2023 and December 31, 2022, we had $90 million and $112 million, respectively, classified as Accounts payable.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Capital additions	$508	$736
Less:
Non-cash accruals	(98)	(10)
Equipment financed with seller	47	—
Right-of-use assets - finance leases	78	30
Cash paid for capital expenditures including deposits	$481	$716
Cash payments (receipts) for income taxes and interest are as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Income taxes paid	$91	$306
Income tax refunds	(142)	(3)
Interest paid on debt obligations net of capitalized interest[1]	202	201

[1] Capitalized interest was $8 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively.

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
The following table represents our Revenues by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Steelmaking:
Automotive	$1,958	$1,734	$5,808	$4,985
Infrastructure and manufacturing	1,427	1,462	4,315	4,619
Distributors and converters	1,321	1,468	4,020	5,137
Steel producers	737	847	2,234	2,740
Total Steelmaking	5,443	5,511	16,377	17,481
Other Businesses:
Automotive	133	113	415	359
Infrastructure and manufacturing	9	14	29	43
Distributors and converters	20	15	63	62
Total Other Businesses	162	142	507	464
Total revenues	$5,605	$5,653	$16,884	$17,945
The following tables represent our Revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Steelmaking:
Hot-rolled steel	$1,269	$1,050	$3,747	$3,495
Cold-rolled steel	651	740	2,038	2,593
Coated steel	1,748	1,757	5,154	5,338
Stainless and electrical steel	568	596	1,757	1,765
Plate	382	432	1,112	1,306
Slab and other steel products	322	370	1,015	1,121
Other	503	566	1,554	1,863
Total Steelmaking	5,443	5,511	16,377	17,481
Other Businesses:
Other	162	142	507	464
Total revenues	$5,605	$5,653	$16,884	$17,945

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
Our results by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Revenues:
Steelmaking	$5,443	$5,511	$16,377	$17,481
Other Businesses	162	142	507	464
Total revenues	$5,605	$5,653	$16,884	$17,945

Adjusted EBITDA:
Steelmaking	$603	$447	$1,608	$2,980
Other Businesses	9	9	32	58
Eliminations	2	7	(8)	8
Total Adjusted EBITDA	$614	$463	$1,632	$3,046
The following table provides a reconciliation of our consolidated Net income to total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$275	$165	$589	$1,580
Less:
Interest expense, net	(70)	(64)	(226)	(205)
Income tax expense	(29)	(10)	(118)	(404)
Depreciation, depletion and amortization	(249)	(237)	(738)	(788)
	623	476	1,671	2,977
Less:
EBITDA of noncontrolling interests[1]	20	22	60	57
Gain (loss) on extinguishment of debt	—	4	—	(76)
Asset impairment	—	—	—	(29)
Other, net	(11)	(13)	(21)	(21)
Total Adjusted EBITDA	$614	$463	$1,632	$3,046

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$11	$13	$35	$31
Depreciation, depletion and amortization	9	9	25	26
EBITDA of noncontrolling interests	$20	$22	$60	$57

The following summarizes our assets by segment:

(In millions)	September 30, 2023	December 31, 2022
Assets:
Steelmaking	$17,481	$18,070
Other Businesses	819	836
Intersegment eliminations	(531)	(521)
Total segment assets	17,769	18,385
Corporate	290	370
Total assets	$18,059	$18,755
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Depreciation, depletion and amortization:
Steelmaking	$(241)	$(227)	$(711)	$(758)
Other Businesses	(8)	(10)	(27)	(30)
Total depreciation, depletion and amortization	$(249)	$(237)	$(738)	$(788)

Capital additions[1]:
Steelmaking	$217	$240	$503	$712
Other Businesses	—	6	3	21
Corporate	1	1	2	3
Total capital additions	$218	$247	$508	$736

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	September 30, 2023	December 31, 2022
Land, land improvements and mineral rights	$1,388	$1,388
Buildings	934	921
Equipment	9,652	9,289
Other	253	238
Construction in progress	611	552
Total property, plant and equipment[1]	12,838	12,388
Allowance for depreciation and depletion	(4,001)	(3,318)
Property, plant and equipment, net	$8,837	$9,070

[1] Includes right-of-use assets related to finance leases of $485 million and $408 million as of September 30, 2023 and December 31, 2022, respectively.
We recorded depreciation and depletion expense of $247 million and $732 million for the three and nine months ended September 30, 2023, respectively, and $235 million and $782 million for the three and nine months ended September 30, 2022, respectively. Depreciation and depletion expense for the nine months ended September 30, 2022 includes $23 million of accelerated depreciation related to the decision to indefinitely idle the coke facility at Middletown Works and $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	September 30, 2023	December 31, 2022
Steelmaking	$956	$956
Other Businesses	174	174
Total goodwill	$1,130	$1,130
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	September 30, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(17)	$73	$90	$(13)	$77
Developed technology	60	(13)	47	60	(10)	50
Trade names and trademarks	18	(5)	13	18	(4)	14
Mining permits	72	(28)	44	72	(27)	45
Supplier relationships	29	(2)	27	29	(1)	28
Total intangible assets	$269	$(65)	$204	$269	$(55)	$214
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$23	$(48)	$(71)	$19	$(52)

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
Amortization expense related to intangible assets was $3 million for both the three months ended September 30, 2023 and 2022, and $10 million for both the nine months ended September 30, 2023 and 2022. Estimated future amortization expense is $3 million for the remainder of 2023 and $13 million annually for the years 2024 through 2028.
Income from amortization related to the intangible liabilities was $1 million for both the three months ended September 30, 2023 and 2022, and $4 million for both the nine months ended September 30, 2023 and 2022. Estimated future income from amortization is $1 million for the remainder of 2023 and $5 million annually for the years 2024 through 2028.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	September 30, 2023	December 31, 2022
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.990%	$829	$829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.750% 2030 Senior Notes	Cliffs	6.750%	750	—
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	325	1,864
Total principal amount			3,517	4,306
Unamortized discounts and issuance costs			(59)	(57)
Total long-term debt			$3,458	$4,249

[1] Unless otherwise noted, references in this column and throughout this NOTE 7 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 7.148% and 5.602%, respectively, as of September 30, 2023 and December 31, 2022.
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
The 6.750% 2030 Senior Notes bear interest at a rate of 6.750% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2023. The 6.750% 2030 Senior Notes mature on April 15, 2030.
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
As of September 30, 2023, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	September 30, 2023
Available borrowing base on ABL Facility[1]	$4,750
Borrowings	(325)
Letter of credit obligations[2]	(94)
Borrowing capacity available	$4,331

1 As of September 30, 2023, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations, and insurance.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2023 (in millions):

2023	2024	2025	2026	2027	Thereafter	Total
$—	$—	$—	$829	$685	$2,003	$3,517
NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Service cost	$8	$11	$24	$35
Interest cost	59	32	176	95
Expected return on plan assets	(79)	(93)	(236)	(277)
Amortization:
Prior service costs	5	1	13	1
Net actuarial loss	—	4	2	11
Net periodic benefit credits	$(7)	$(45)	$(21)	$(135)
OPEB COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Service cost	$2	$11	$7	$32
Interest cost	15	19	47	59
Expected return on plan assets	(10)	(10)	(31)	(29)
Amortization:
Prior service costs (credits)	(4)	1	(12)	1
Net actuarial gain	(36)	(3)	(109)	(9)
Net periodic benefit costs (credits)	$(33)	$18	$(98)	$54
Based on funding requirements, we made nominal defined benefit pension contributions for the three and nine months ended September 30, 2023. Based on funding requirements, we made $1 million of defined benefit pension contributions for both the three and nine months ended September 30, 2022. Based on funding requirements, we made no contributions to our VEBA trust plans for the three and nine months ended September 30, 2023. We made contributions of $24 million and $80 million to our VEBA trust plans for the three and nine months ended September 30, 2022, respectively.

NOTE 9 - INCOME TAXES
Our 2023 estimated annual effective tax rate before discrete items as of September 30, 2023 is 19%. The estimated annual effective tax rate is less than the U.S. statutory rate of 21%, as state income tax expense is less than the percentage depletion in excess of cost depletion. The 2022 estimated annual effective tax rate before discrete items as of September 30, 2022 was 20%.
For the nine months ended September 30, 2023, income tax expense includes $18 million of discrete benefit, as compared to $3 million of discrete expense for the nine months ended September 30, 2022.
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
The following is a summary of our asset retirement obligations:

(In millions)	September 30, 2023	December 31, 2022
Asset retirement obligations[1]	$522	$520
Less: current portion	17	21
Long-term asset retirement obligations	$505	$499

[1] Includes $275 million and $277 million related to our active operations as of September 30, 2023 and December 31, 2022, respectively.
The following is a roll forward of our asset retirement obligation liability:

(In millions)	2023	2022
Asset retirement obligation as of January 1	$520	$449
Accretion expense	19	21
Reclassification from environmental obligations	—	63
Revision in estimated cash flows	—	22
Remediation payments	(17)	(33)
Asset retirement obligation as of September 30	$522	$522
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		September 30, 2023		December 31, 2022
(In millions)	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,133	$2,983	$2,385	$2,311
ABL Facility - outstanding balance	Level 2	325	325	1,864	1,864
Total		$3,458	$3,308	$4,249	$4,175
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
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
Commodity Contracts	Unit of Measure	Maturity Dates	September 30, 2023	December 31, 2022
Natural Gas	MMBtu	October 2023 - August 2026	170,485,000	127,790,000
Electricity	Megawatt hours	October 2023 - October 2026	3,002,720	432,043
The following table presents the fair value of our cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	September 30, 2023	December 31, 2022
Other current assets	$2	$15
Other non-current assets	4	30
Other current liabilities	(79)	(87)
Other non-current liabilities	(23)	(10)
NOTE 13 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. During the three and nine months ended September 30, 2023, we repurchased 3.9 million and 10.4 million common shares, respectively, at a cost of $58 million and $152 million in the aggregate, respectively, excluding excise tax due under the Inflation Reduction Act. During the three and nine months ended September 30, 2022, we repurchased 2.0 million and 10.5 million common shares, respectively, at a cost of $34 million and $210 million in the aggregate, respectively. As of September 30, 2023, there was $608 million remaining under the authorization.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares are issued or outstanding.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables reflect the changes in Accumulated other comprehensive income related to Cliffs shareholders’ equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Foreign Currency Translation
Beginning balance	$(1)	$(1)	$(1)	$1
Other comprehensive loss before reclassifications	—	(2)	—	(4)
Ending balance	$(1)	$(3)	$(1)	$(3)

Derivative Instruments
Beginning balance	$(150)	$109	$(16)	$68
Other comprehensive income (loss) before reclassifications	(21)	154	(229)	292
Income tax	5	(38)	56	(69)
Other comprehensive income (loss) before reclassifications, net of tax	(16)	116	(173)	223
Losses (gains) reclassified from AOCI to net income[1]	63	(74)	93	(158)
Income tax expense (benefit)[2]	(16)	19	(23)	37
Net losses (gains) reclassified from AOCI to net income	47	(55)	70	(121)
Ending balance	$(119)	$170	$(119)	$170

Pension and OPEB
Beginning balance	$1,794	$550	$1,847	$549
Other comprehensive income before reclassifications	—	119	—	119
Income tax	—	(28)	—	(28)
Other comprehensive income before reclassifications, net of tax	—	91	—	91
Losses (gains) reclassified from AOCI to net income[3]	(35)	3	(106)	4
Income tax expense (benefit)[2]	8	(1)	26	(1)
Net losses (gains) reclassified from AOCI to net income	(27)	2	(80)	3
Ending balance	$1,767	$643	$1,767	$643

Total AOCI Ending Balance	$1,647	$810	$1,647	$810

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax expense in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 15 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $13 million and $40 million for the three and nine months ended September 30, 2023, respectively, compared to $14 million and $36 million for the three and nine months ended September 30, 2022, respectively, that was included in our consolidated income before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $21 million for the nine months ended September 30, 2023, compared to $11 million for the nine months ended September 30, 2022, that was included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	September 30, 2023	December 31, 2022
Inventories	$30	$28
Property, plant and equipment, net	292	288
Accounts payable	(24)	(19)
Other assets (liabilities), net	(33)	(27)
Noncontrolling interests	(265)	(270)
NOTE 16 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Income from continuing operations	$274	$165	$587	$1,578
Income from continuing operations attributable to noncontrolling interest	(11)	(13)	(35)	(31)
Net income from continuing operations attributable to Cliffs shareholders	263	152	552	1,547
Income from discontinued operations, net of tax	1	—	2	2
Net income attributable to Cliffs shareholders	$264	$152	$554	$1,549

Weighted average number of shares:
Basic	508	516	512	520
Convertible senior notes	—	—	—	2
Employee stock plans	1	3	1	4
Diluted	509	519	513	526

Earnings per common share attributable to Cliffs shareholders - basic:
Continuing operations	$0.52	$0.30	$1.08	$2.98
Discontinued operations	—	—	—	—
	$0.52	$0.30	$1.08	$2.98

Earnings per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$0.52	$0.29	$1.08	$2.95
Discontinued operations	—	—	—	—
	$0.52	$0.29	$1.08	$2.95
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
The following is a summary of our environmental obligations:

(In millions)	September 30, 2023	December 31, 2022
Environmental obligations	$141	$141
Less: current portion	25	23
Long-term environmental obligations	$116	$118
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
NOTE 18 - SUBSEQUENT EVENTS
On October 6, 2023, we entered into a membership interest purchase agreement for the sale of the legal entities owning, among other things, our closed coal mines in Pennsylvania. As a result of the sale, we anticipate a gain of approximately $60 million to be recorded during the fourth quarter of 2023.

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

FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three and nine months ended September 30, 2023 and 2022 (in millions, except for diluted EPS):

Total Revenue	Net Income	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions in 2023 have been marked by notable volatility, driven by both improved light vehicle production but also inconsistent service center buying behavior. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $792 per net ton for the third quarter of 2023, 5% lower than the third quarter of 2022, but above the prior annual ten-year average of approximately $750 per net ton. Demand for steel from automotive manufacturers has improved in 2023 as supply chain issues continued to ease and light vehicles sales have increased. In 2023, the automotive industry had the highest light vehicle production through the first nine months of a year since 2019. Demand for steel from service centers was adversely impacted during the third quarter of 2023 due to the anticipation of and ultimate UAW strike at certain domestic automotive producers. During the third quarter of 2023, service center inventories were as low as 1.6 months of inventory on hand, significantly lower than the prior ten-year average of 2.2 months of inventory on hand. These low inventory levels should generate significant demand for steel throughout the remainder of 2023 and beyond as service centers will need to meet the continued healthy demand from their end-use customers. Additionally, steel imports have remained unattractive for the majority of the first nine months of 2023 due to low pricing spreads between the U.S. and other regions. Looking forward, we expect domestic steel demand to remain healthy as an eventual resolution of the UAW strike should provide meaningful support for steel demand.
The CHIPS Act and Inflation Reduction Act should provide meaningful support for overall domestic steel demand through the remainder of 2023 and beyond. Our extensive portfolio of products should result in increased steel demand from some of our end markets. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. Additionally, the on-shoring of manufacturing in the U.S. should reduce risk of supply chain issues in the future. The Inflation Reduction Act provides a tax credit for consumers who buy new EVs, which further incentivizes consumers to purchase vehicles in an environment where pent-up demand is still very strong from a low unemployment rate, recent supply chain issues and lower than historical dealer inventory levels. The Inflation Reduction Act also provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. We expect to benefit from the spending related to this recently passed legislation for years to come.
KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During the third quarter of 2023, North American light vehicle production was approximately 4.0 million units, down from 4.1 million units in the second quarter of 2023, but higher than any quarterly production volume in 2021 or 2022. Full-year 2023 North American light vehicle production is estimated to exceed 15 million units, which would also be the highest level since 2019. North American light vehicle production in 2024 is estimated to exceed 16 million units, implying that any negative impact to production due to the UAW strike is a deferral of demand rather than lost production. During the first nine months of 2023, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.5 million units sold, representing a 14% increase compared to the same period for 2022. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.5 years, which should support demand as older vehicles need to be replaced. As the leading supplier of automotive-grade steel in the U.S., we expect to benefit from increased vehicle production over the coming years.
The price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of $380 per long ton since 2021. The busheling price averaged $446 per long ton during the third quarter of 2023 and $491 per long ton through the first nine months of 2023. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.

As for iron ore, the Platts 62% price averaged $114 per metric ton in the third quarter of 2023, which is 18% higher than the prior annual ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
OTHER FACTORS
On September 14, 2023, the UAW announced a simultaneous labor strike against three domestic automotive manufacturers, as each of the individual companies have been unable to come to terms on a new labor agreement. The strike originally impacted one assembly plant at each company and was further expanded to additional facilities, including certain parts-distribution centers for each company. Steel demand has remained strong from the automotive industry as the strike has been limited to certain facilities, allowing the automotive manufacturers to continue production at other facilities within their footprint. While we have not yet experienced a meaningful impact from the UAW strike, an expanded or prolonged strike could have negative impacts on demand for automotive steel or domestic automotive production.
In January 2023, we announced that we partnered with the USW and filed antidumping and countervailing duty petitions against eight countries related to unfairly traded tin and chromium coated sheet steel products. Tin mill products are used primarily for packaging applications, particularly canned food. We produce tin mill products at our Weirton, West Virginia operating facility and sell approximately 300,000 net tons per year, representing approximately two percent of total Company steel sales volumes. On June 21, 2023, the U.S. Department of Commerce announced its preliminary affirmative determination in the countervailing duty investigation of tin mill products from China and imposed subsidy rates ranging from 89.02% to 542.55%, based on the exporter. On August 17, 2023, the U.S. Commerce Department announced that it had set preliminary antidumping duties on imports of tin and chromium-coated sheet steel products from Canada, China and Germany. The department determined that imports of these tin mill products were sold to the United States at less than normal value. The department set preliminary antidumping tariffs ranging from 5.29% to 111.98%.
During 2022, we experienced higher costs than the prior year due to inflationary pressures on input and energy costs, as well as lower production volume and higher repair and maintenance spending. We started to benefit from lower costs during the first nine months of 2023 and expect that to continue through the rest of 2023 and through 2024, as many inflationary pressures have started to ease, production volume has improved, and repair and maintenance expenses have begun to normalize.
COMPETITIVE STRENGTHS
As the leading flat-rolled steel producer in North America, we benefit from having the size and scale necessary in a competitive, capital intensive business. Our sizeable operating footprint provides us with the operational leverage and flexibility to achieve competitive margins throughout the business cycle. We also have a unique vertically integrated profile from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. This positioning gives us more predictable costs throughout our supply chain and more control over both our manufacturing inputs and our end-product destination.
Our primary competitive strength lies within our automotive steel business. We are a leading supplier of automotive-grade steel in the U.S. Compared to other steel end markets, automotive steel is generally higher quality, more operationally and technologically intensive to produce, and requires significantly more devotion to customer service than other steel end markets. This dedication to service and the infrastructure in place to meet our automotive customers’ demanding needs took decades to develop. We have continued to invest capital and resources to meet the requirements needed to serve the automotive industry and intend to maintain our position as an industry leader going forward.
Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for our automotive-grade steel is expected to remain strong in the coming years as a result of low unemployment, pent-up automotive demand arising out of supply chain issues and the replacement of older vehicles.
Our footprint provides us with a competitive advantage in supplying automotive and other highly demanding end markets, as we are able to produce a wide range of high-quality products. Our integrated facilities utilize domestic internally sourced iron ore as the primary feedstock, which allows us to produce a high quality product with low residual content. We also possess the breadth and depth related to customer service, technical support, and research and development, which are necessary to supply the demanding needs of the automotive industry.
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
We are currently a leading producer of electrical steels referred to as GOES and NOES in the U.S. In November 2021, the Infrastructure and Jobs Act was passed in the U.S., which provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. As a result, we expect to benefit from this position in what we forecast as a rapidly growing market. Our electrical steel business is expected to achieve strong profitability throughout the remainder of 2023 and in the coming years. We also recently commissioned our NOES expansion at our Zanesville facility, which will ultimately increase our annual capacity by approximately 70,000 net tons.
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
STRATEGY
MAXIMIZE OUR COMMERCIAL STRENGTHS
We offer a full suite of flat steel products encompassing all steps of the steel manufacturing process. We are a leading supplier to the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
As a result of our exposure to these high-end markets, we have the highest fixed price contractual volumes in our industry. Approximately 45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. Our fixed-price contract values significantly improved throughout 2023 compared to 2022. In addition to our fixed price contracts, we also sell significant volumes under index-linked contracts, which reduces our reliance on spot sales and allows us to improve our efficiency with increased volumes.
Our unique capabilities, driven by our portfolio of assets and technical expertise, give us an advantage in our flat-rolled product offering. We offer products that have superior formability, surface quality, strength and corrosion resistance for the automotive industry. In addition, our state-of-the-art Research and Innovation Center in Middletown, Ohio gives us the ability to collaborate with our customers and create new products and develop new and efficient steel manufacturing processes. During 2022, we introduced our MOTOR-MAX™ product line of NOES for high frequency motors and generators. We also recently introduced our C-STAR™ protection steel, which was developed for the purpose of providing battery support in EVs, but can be used in any type of light vehicle. These unique product offerings and customer service capabilities enable us to remain a leading steel supplier to the automotive industry.
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
ADVANCE OUR PARTICIPATION IN THE GREEN ECONOMY
We are seeking to expand our customer base with the rapidly growing and desirable EV market. At this time, we believe the North American automotive industry is at a structural inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of EV producers and consumers. These features include the already existing sophisticated steel supply for internal combustion engine vehicle parts, along with the added need for steel-based battery enclosures in EVs. With our unique technical capabilities and leadership in the automotive industry, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
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
We are currently a leading producer of electrical steel in the U.S., which can facilitate the modernization of the U.S. electrical grid. Along with charging networks, electrical steels are also needed in the motors of EVs.
ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
Our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. In early 2021, we announced our commitment to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emission reductions across all of our operations. Our 2022 absolute Scope 1 and Scope 2 GHG emissions were below our reduction goal well ahead of our 2030 target year. Since 2017, we have reduced our absolute emissions by 32% from 44 million metric tons to 30 million metric tons of CO2e in 2022.
We plan to further our efforts towards our GHG emissions reduction goal by focusing on actionable, commercially viable technologies and solutions while supporting research for breakthrough technologies for the primary iron and steel sector. In an effort to build on our GHG emissions reduction progress, we have continued our partnership with the U.S. Department of Energy as part of the Better Climate Challenge initiative, which was established in December 2021. We have continued to pursue opportunities such as carbon capture and the use of hydrogen within our facilities. With the U.S. government funding toward the development of regional hydrogen hubs throughout the country, we expect to dramatically increase our use of hydrogen gas as both a reducing agent and energy source as the clean hydrogen production facilities come online.
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
In October 2023, the U.S. Department of Energy announced the intention to award funding under the Bipartisan Infrastructure Law for seven regional hydrogen hubs, including the Midwest Alliance for Clean Hydrogen. This hub covering Illinois, Indiana and Michigan was selected for $1 billion in funding and is near our two largest steel plants, Indiana Harbor and Burns Harbor. We are currently constructing a pipeline to bring hydrogen to our Indiana Harbor blast furnace #7. The use of hydrogen within our blast furnace is expected to partially displace the release of CO2 with H2O, reducing our overall emissions.
Our future GHG emissions reductions are expected to be driven by the use of direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, driving more productivity out of fewer blast furnaces, implementing hydrogen use where possible, utilizing carbon capture, procuring more clean energy and operating with higher energy efficiency.

IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles. Since the acquisition of our steelmaking assets, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through our share repurchase program and make investments to both improve and grow our business. During the third quarter of 2023, we reduced the principal amount of outstanding debt by $508 million while returning $58 million in capital to shareholders via share repurchases. We have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. During 2022, we repurchased $351 million aggregate principal amount of assorted series of notes at an average price of 92% of par.
We expect to have ample opportunities to reduce our debt with our own free cash flow generation through the remainder of 2023 and in the coming years. It is also important for us to maintain sufficient liquidity. Pursuant to the Fourth ABL Amendment, certain assets of Ferrous Processing and Trading Company were pledged as collateral to secure borrowings under the ABL Facility during the third quarter of 2023. Our liquidity as of September 30, 2023 is the highest in our Company’s history.
STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results for the three and nine months ended September 30, 2023 and 2022 (dollars in millions, except for average selling price and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q3 2023	Q3 2022	YTD 2023	YTD 2022	Q3 2023	Q3 2022	YTD 2023	YTD 2022	Q3 2023	Q3 2022	YTD 2023	YTD 2022	Q3 2023	Q3 2022	YTD 2023	YTD 2022

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,940	$4,945	$14,823	$15,618	9%	6%	7%	14%	11%	8%	10%	17%	$1,203	$1,360	$1,196	$1,431

REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands of net tons)	2023	2022	% Change	2023	2022	% Change
Steel shipments by product:
Hot-rolled steel	1,475	1,055	40%	4,427	2,996	48%
Cold-rolled steel	564	530	6%	1,806	1,771	2%
Coated steel	1,239	1,203	3%	3,651	3,636	—%
Stainless and electrical steel	169	196	(14)%	524	579	(9)%
Plate	234	228	3%	686	687	—%
Slab and other steel products	425	423	—%	1,299	1,244	4%
Total steel shipments by product	4,106	3,635	13%	12,393	10,913	14%

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2023	2022	% Change	2023	2022	% Change
Steelmaking revenues by market:
Direct automotive	$1,958	$1,734	13%	$5,808	$4,985	17%
Infrastructure and manufacturing	1,427	1,462	(2)%	4,315	4,619	(7)%
Distributors and converters	1,321	1,468	(10)%	4,020	5,137	(22)%
Steel producers	737	847	(13)%	2,234	2,740	(18)%
Total Steelmaking revenues by market	$5,443	$5,511	(1)%	$16,377	$17,481	(6)%
Revenues decreased by 1% during the three months ended September 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease of $147 million, or 10%, in revenues from the distributors and converters market, predominantly due to the average HRC price declining, which was partially offset by increased hot-rolled steel shipments; and
•A decrease of $110 million, or 13%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.
•These decreases were partially offset by an increase in the direct automotive market of $224 million, or 13%, primarily due to increases in selling prices as a result of favorable renewals of annual fixed-price contracts and an increase in shipments.
Revenues decreased by 6% during the nine months ended September 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease of $1,117 million, or 22%, in revenues from the distributors and converters market, predominantly due to the average HRC price declining, which was partially offset by increased hot-rolled steel shipments; and
•A decrease of $506 million, or 18%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.
•These decreases were partially offset by an increase in revenues from the direct automotive market of $823 million, or 17%, predominantly due to increases in selling prices as a result of favorable renewals of annual fixed-price contracts and an increase in shipments.
GROSS MARGIN
Gross margin increased by $129 million, or 38%, during the three months ended September 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease in costs of production (approximately $500 million) driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap, coupled with decreased maintenance costs; and
•An increase in sales volume (approximately $100 million impact).
•These increases in gross margin were partially offset by a decrease in selling prices (approximately $400 million impact), predominantly due to lower spot prices, which was partially offset by favorable renewals of annual fixed price contracts.

Gross margin decreased by $1,337 million, or 53%, during the nine months ended September 30, 2023, as compared to the prior-year period, primarily due to:
•A decrease in selling prices (approximately $2.4 billion impact) predominantly due to lower spot prices, which was partially offset by favorable renewals of annual fixed price contracts.
•This decrease was partially offset by an increase in sales volume (approximately $600 million impact); and
•A decrease in costs of production (approximately $400 million) driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap, coupled with decreased maintenance costs.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended September 30, 2023, increased by $156 million, as compared to the three months ended September 30, 2022, primarily due to the increased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $138 million and $117 million of Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022, respectively.
Adjusted EBITDA from our Steelmaking segment for the nine months ended September 30, 2023, decreased by $1,372 million, as compared to the nine months ended September 30, 2022, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $398 million and $331 million of Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and nine months ended September 30, 2023, our consolidated Revenues decreased by $48 million and $1,061 million, respectively, compared to the prior-year periods. The decrease for the three months ended September 30, 2023, was primarily due to the decrease in the average steel product selling price of $157 per net ton, partially offset by the increase of 0.5 million net tons of steel shipments from our Steelmaking segment. The decrease for the nine months ended September 30, 2023, was primarily due to the decrease in the average steel product selling price of $235 per net ton, partially offset by the increase of 1.5 million net tons of steel shipments from our Steelmaking segment.
During the three and nine months ended September 30, 2023, our consolidated gross margin increased by $132 million and decreased by $1,355 million, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the three and nine months ended September 30, 2023, Selling, general and administrative expenses increased by $20 million and $67 million, respectively, as compared to the prior-year periods. The increases were primarily related to higher employment-related costs and outside legal fees.
MISCELLANEOUS - NET
During the three and nine months ended September 30, 2023, miscellaneous expense decreased by $26 million and $78 million, respectively, as compared to the prior-year periods. The decrease in miscellaneous expense for the three months ended September 30, 2023, was primarily related to lower idle expenses and loss on disposal of assets as compared to the prior-year period. The decrease in miscellaneous expense for the nine months ended September 30, 2023, was also impacted by the higher expenses in 2022 related to our asset retirement obligation, which was caused by rising electricity costs associated with water management systems at closed coal mines in Pennsylvania and an impairment expense, both of which were not repeated during 2023.
INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income tax expense	$(29)	$(10)	$(118)	$(404)
Effective tax rate	10%	6%	17%	20%
The changes in income tax expense and the effective tax rate for the three and nine months ended September 30, 2023, as compared to the prior-year periods, are primarily related to the changes in pre-tax income. Additionally, for the nine months ended September 30, 2023, we had $18 million of discrete benefit, as compared to $3 million of discrete expense for the nine months ended September 30, 2022.

Our 2023 estimated annual effective tax rate before discrete items at September 30, 2023 is 19%. This estimated annual effective tax rate is less than the U.S. statutory rate of 21%, as state income tax expense is less than the percentage depletion in excess of cost depletion. The 2022 estimated annual effective tax rate before discrete items at September 30, 2022 was 20%.
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
The following table provides a summary of our cash flow:

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$1,615	$1,934
Investing activities	(470)	(727)
Financing activities	(1,140)	(1,199)
Net increase in cash and cash equivalents	$5	$8

Free cash flow[1]	$1,134	$1,218

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
The recent market environment has provided us opportunities to reduce our debt and return capital to shareholders with our free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. During the first nine months of 2023, we took action in alignment with our capital allocation priorities, as follows:
•We issued $750 million aggregate principal amount of our 6.750% 2030 Senior Notes. The net proceeds from the 6.750% 2030 Senior Notes issuance were used to repay a portion of the borrowings under our ABL Facility. The transaction increased our financial flexibility and liquidity, extended our debt maturity profile, and was effectively leverage and interest expense neutral.
•We entered into the Fourth ABL Amendment, which, among other things, extended the maturity date of our ABL Facility to June 9, 2028, and increased the overall size of our ABL Facility to $4.75 billion, which added $250 million of liquidity.
•We used our free cash flow to reduce the total principal of our long-term debt by $789 million. This includes a reduction of borrowings under the ABL Facility of $508 million during the third quarter of 2023.
•Additionally, we returned capital to shareholders through our share repurchase program, repurchasing 10.4 million common shares at a cost of $152 million in the aggregate. This includes repurchasing 3.9 million common shares at a cost of $58 million during the third quarter of 2023.
These actions with respect to our debt give us additional financial flexibility and liquidity, along with extending our average maturity date, which will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Additionally, we expect to have opportunities to continue to reduce our debt and return capital to shareholders with our free cash flow generation during the remainder of 2023. As of September 30, 2023, we maintained in excess of $300 million in pre-payable debt under our ABL Facility and another $1.5 billion in callable notes. As of September 30, 2023, there was $608 million remaining under the authorization of our share repurchase program.

CASH FLOWS
OPERATING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
Net income	$589	$1,580	$(991)
Non-cash adjustments to net income	872	1,097	(225)
Working capital:
Accounts receivable, net	(164)	(145)	(19)
Inventories	538	(348)	886
Income taxes	16	(109)	125
Pension and OPEB payments and contributions	(84)	(174)	90
Payables, accrued employment and accrued expenses	(95)	66	(161)
Other, net	(57)	(33)	(24)
Total working capital	154	(743)	897
Net cash provided by operating activities	$1,615	$1,934	$(319)
The variance was driven by:
•A $1,216 million decrease in net income after adjustments for non-cash items primarily due to lower gross margins resulting from a decrease in selling prices for our steel products, which was partially offset by an increase in sales volumes and a decrease in costs of production. See "— Steelmaking Results" above for further detail on our operating results.
•A $897 million decrease in cash used for working capital. This was primarily due to a decrease in inventories, as a result of higher sales volumes and lower production costs during the nine months ended September 30, 2023, as compared to the prior-year period. Cash used for OPEB payments and contributions decreased as well due to reductions in retiree healthcare costs and the pause on the VEBA trust plans funding requirements as part of the 2022 USW labor negotiations. Additionally, working capital was impacted by a decrease in repair and maintenance costs during the nine months ended September 30, 2023.
INVESTING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
Purchase of property, plant and equipment	$(481)	$(716)	$235
Acquisitions, net of cash acquired	—	(31)	31
Other	11	20	(9)
Net cash used by investing activities	$(470)	$(727)	$257
Cash used for capital expenditures decreased $235 million due to the completion of our major maintenance cycle in 2022. Included within cash used for capital expenditures was $21 million for the nine months ended September 30, 2023, compared to $11 million for the nine months ended September 30, 2022, related to our non-owned SunCoke Middletown VIE. Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety.
We anticipate total cash used for capital expenditures during the next 12 months to be between $675 and $725 million, which primarily consists of sustaining capital spend. With our facilities and equipment in the best shape since the acquisition of our steelmaking assets, we do not expect any major investments until at least 2026.
FINANCING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
Proceeds (repayments) of senior notes	$750	$(1,355)	$2,105
Net borrowings (repayments) under credit facilities	(1,539)	481	(2,020)
Repurchase of common shares	(152)	(210)	58
Other	(199)	(115)	(84)
Net cash used by financing activities	$(1,140)	$(1,199)	$59

The variance was driven by:
•A $59 million decrease in cash used during the nine months ended September 30, 2023, primarily resulting from lower net repayments of senior notes, partially offset by increased repayments on our ABL Facility, as compared to the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. We generally maintain minimal cash balances and utilize our access to our ABL Facility to cover fluctuations in our cash requirements. Cash and cash equivalents, which totaled $31 million as of September 30, 2023, include cash on hand and on deposit. The combination of cash and availability under our ABL Facility gives us $4.36 billion in liquidity as of September 30, 2023. During the second quarter of 2023, we issued $750 million in aggregate principal amount of our 6.750% 2030 Senior Notes. We used the net proceeds from the offering to repay a portion of the borrowings under our ABL Facility, increasing our liquidity. Additionally, during the second quarter of 2023, we entered into the Fourth ABL Amendment to our ABL Facility, increasing our liquidity by $250 million. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which now matures in June 2028, has a maximum borrowing base of $4.75 billion, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of September 30, 2023, outstanding letters of credit totaled $94 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of September 30, 2023, we were in compliance with all of our ABL Facility covenants.
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

The following table provides a reconciliation of our Net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$275	$165	$589	$1,580
Less:
Interest expense, net	(70)	(64)	(226)	(205)
Income tax expense	(29)	(10)	(118)	(404)
Depreciation, depletion and amortization	(249)	(237)	(738)	(788)
Total EBITDA	$623	$476	$1,671	$2,977
Less:
EBITDA of noncontrolling interests[1]	$20	$22	$60	$57
Gain (loss) on extinguishment of debt	—	4	—	(76)
Asset impairment	—	—	—	(29)
Other, net	(11)	(13)	(21)	(21)
Total Adjusted EBITDA	$614	$463	$1,632	$3,046

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$11	$13	$35	$31
Depreciation, depletion and amortization	9	9	25	26
EBITDA of noncontrolling interests	$20	$22	$60	$57
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA:
Steelmaking	$603	$447	$1,608	$2,980
Other Businesses	9	9	32	58
Corporate and eliminations	2	7	(8)	8
Total Adjusted EBITDA	$614	$463	$1,632	$3,046
FREE CASH FLOW
Free cash flow is a non-GAAP financial measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flows to free cash flow:

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$1,615	$1,934
Purchase of property, plant and equipment	(481)	(716)
Free cash flow	$1,134	$1,218
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of September 30, 2023 have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes issued by Cleveland-Cliffs Inc. on a senior secured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2023. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2023.
As of September 30, 2023, the guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES:
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	September 30, 2023	December 31, 2022
Current assets	$6,867	$7,063
Non-current assets	10,306	9,935
Current liabilities	(3,603)	(3,866)
Non-current liabilities	(6,046)	(6,630)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Nine Months Ended
(In millions)	September 30, 2023
Revenues	$16,679
Cost of goods sold	(15,561)
Income from continuing operations	483
Net income	484
Net income attributable to Cliffs shareholders	484
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	September 30, 2023	December 31, 2022
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$188	$163
Accounts payable	(532)	(527)

Balances with other related parties:
Accounts receivable, net	$2	$8
Accounts payable	(12)	(13)

Additionally, for the nine months ended September 30, 2023, the obligated group had Revenues of $95 million and Cost of goods sold of $70 million, in each case, with other related parties.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of September 30, 2023, due to a 10% and 25% change in the market price of each of the indicated commodities:

Commodity Derivative (In millions)	10% Change	25% Change
Natural gas	$61	$152
Electricity	13	33
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
Our Tooling and Stamping reporting unit fair value was not substantially in excess of its carrying values as of September 30, 2023. A slower than anticipated resolution of the supply chain issues related to the global semiconductor shortages that have hampered the automotive industry, higher than expected capital requirements, and/or an increase in the discount rate could result in future impairment indicators.
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the nine months ended September 30, 2023, we concluded that there were no additional triggering events resulting in the need for an impairment assessment.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of September 30, 2023, we had $325 million outstanding under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the September 30, 2023 borrowing level would result in a change of $3 million to interest expense on an annual basis.
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
•uncertainties associated with the highly competitive and cyclical steel industry and our reliance on the demand for steel from the automotive industry, which has been experiencing supply chain disruptions, such as the semiconductor shortage, the UAW strike, and higher consumer interest rates, which could result in lower steel volumes being demanded;
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
•the outcome of, and costs incurred in connection with, lawsuits, claims, arbitrations or governmental proceedings relating to commercial and business disputes, antitrust claims, environmental matters, government investigations, occupational or personal injury claims, property-related matters, labor and employment matters, or suits involving legacy operations and other matters;
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
•our ability to consummate any public or private acquisition transactions and to realize any or all of the anticipated benefits or estimated future synergies, as well as to successfully integrate any acquired businesses into our existing businesses;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)[2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[3]
July 1 - 31, 2023	823	$16.55	—	$666,390,714
August 1 - 31, 2023	3,853,004	$15.11	3,850,000	$608,285,509
September 1 - 30, 2023	3,545	$16.84	—	$608,285,509
Total	3,857,372	$15.11	3,850,000

[1] Includes 823 shares that were delivered to us in July 2023, 3,004 shares that were delivered to us in August 2023, and 3,545 shares that were delivered to us in September 2023, in each case, to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

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

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1	Sixth Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed herewith).
4.2	Sixth Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto, U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee, and U.S. Bank National Association, as first lien notes collateral agent (filed herewith).
4.3	Fifth Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed herewith).
4.4	Second Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed herewith).
4.5	First Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 25, 2023 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of October 25, 2023 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 25, 2023 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 25, 2023 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	October 25, 2023