Form 10-K
period 2023-12-31
CLEVELAND-CLIFFS INC.
filed 2024-02-08
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $16.76 per share as reported on the New York Stock Exchange — Composite Index, was $8,390,625,983 (excluded from this figure are the voting shares beneficially owned by the registrant’s officers and directors).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 498,289,476 as of February 8, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2024 annual meeting of shareholders are incorporated by reference into Part III.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency.

Abbreviation or acronym	Term
4.625% 2029 Senior Notes	4.625% Senior Guaranteed Notes due 2029 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
4.875% 2031 Senior Notes	4.875% Senior Guaranteed Notes due 2031 issued by Cleveland-Cliffs Inc. on February 17, 2021 in an aggregate principal amount of $500 million
2012 Amended Equity Plan	Cliffs Natural Resources Inc. 2012 Incentive Equity Plan, as amended or amended and restated from time to time
2021 Equity Plan	Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan
A&R 2015 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, and June 9, 2023, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, extinguishment of debt, acquisition-related expenses and adjustments, goodwill impairment, asset impairment and other, net
AG	Autogenous grinding
AHSS	Advanced high-strength steel
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AM USA Transaction	The acquisition of ArcelorMittal USA, consummated on December 9, 2020
AOCI	Accumulated other comprehensive income (loss)
ArcelorMittal	ArcelorMittal S.A., a company organized under the laws of Luxembourg and the former ultimate parent company of ArcelorMittal USA
ArcelorMittal USA	Substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, and Kote and Tek, collectively
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CHIPS Act	Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
Compensation Committee	Compensation and Organization Committee of the Board
CO2e	Carbon dioxide equivalent
COVID-19	A novel strain of coronavirus that the World Health Organization declared a global pandemic in March 2020
Directors’ Plan	Cleveland-Cliffs Inc. 2021 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
DR-grade	Direct reduction-grade
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Iron ore mining property owned by Empire Iron Mining Partnership, an indirect, wholly owned subsidiary of Cliffs
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
1 | CLF 2023 FORM 10-K

Abbreviation or acronym	Term
FeT	Total iron
FIP	Federal implementation plan
Fourth ABL Amendment	Fourth Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2023, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent
FPT	Ferrous Processing and Trading Company, including certain related entities
FPT Acquisition	The purchase of FPT, subject to the terms and conditions set forth in the FPT Acquisition Agreement
FPT Acquisition Agreement	Securities Purchase Agreement, dated as of October 8, 2021, by and between Cleveland-Cliffs Inc. and Anthony Soave Revocable Trust u/a/d January 14, 1987, as amended and restated
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HAP	Hazardous air pollutant
HBI	Hot briquetted iron
Hibbing	Iron ore mining property owned by Hibbing Taconite Company, an unincorporated joint venture between subsidiaries of Cliffs and U.S. Steel
HRC	Hot-rolled coil steel
HVAC	Heating, ventilation and air conditioning equipment
IAM	International Association of Machinists and Aerospace Workers
Inflation Reduction Act	Inflation Reduction Act of 2022
Infrastructure and Jobs Act	Infrastructure Investment and Jobs Act of 2021
IRC	U.S. Internal Revenue Code of 1986, as amended
ISO	International Organization for Standardization
IT	Information technology
JSW Steel	JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc., collectively
Kote and Tek	Cleveland-Cliffs Kote L.P. and Cleveland-Cliffs Tek L.P., collectively
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LoM	Life-of-mine
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
Minorca	Iron ore mining property owned by Cleveland-Cliffs Minorca Mine Inc., an indirect, wholly owned subsidiary of Cliffs acquired in connection with the AM USA Transaction
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MSHA	Mine Safety and Health Administration of the U.S. Department of Labor
NAV	Net asset value
Net ton (nt)	2,000 pounds
NOL	Net operating loss
NOES	Non-oriented electrical steel
Northshore	Iron ore mining property owned by Northshore Mining Company, a direct, wholly owned subsidiary of Cliffs
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
OSHA	Occupational Safety and Health Administration of the U.S. Department of Labor
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
QA/QC	Quality assurance/quality control
QP	Qualified person, within the meaning set forth in Item 1300 of Regulation S-K
RI/FS	Remedial Investigation/Feasibility Study
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
2 | CLF 2023 FORM 10-K

Abbreviation or acronym	Term
SLR	SLR Consulting US LLC (f/k/a SLR International Corporation)
SOFR	Secured Overnight Financing Rate
STRIPS	Separate Trading of Registered Interest and Principal of Securities
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Tilden	Iron ore mining property owned by Tilden Mining Company L.C., an indirect, wholly owned subsidiary of Cliffs
TMDL	Total maximum daily load
Tooling and Stamping	Cleveland-Cliffs Tooling and Stamping Holdings LLC, an indirect, wholly owned subsidiary of Cliffs, together with its subsidiaries
Topic 805	ASC Topic 805, Business Combinations
Topic 815	ASC Topic 815, Derivatives and Hedging
TSR	Total shareholder return
Tubular Components	Cleveland-Cliffs Tubular Components LLC, an indirect, wholly owned subsidiary of Cliffs
U.S.	United States of America
U.S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
UAW	United Auto Workers
United Taconite	Iron ore mining property owned by United Taconite LLC, an indirect, wholly owned subsidiary of Cliffs
USMCA	United States-Mexico-Canada Agreement
USW	United Steelworkers
VEBA	Voluntary employee benefit association trusts
VIE	Variable interest entity
WLT	Wet long ton
3 | CLF 2023 FORM 10-K

PART I

ITEM 1. BUSINESS
INTRODUCTION
We are the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest manufacturer of iron ore pellets in North America. We are vertically integrated from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are the largest supplier of steel to the automotive industry in North America and serve a diverse range of other markets due to our comprehensive offering of flat-rolled steel products. Headquartered in Cleveland, Ohio, we employ approximately 28,000 people across our operations in the United States and Canada.
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
Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for automotive-grade steel is expected to remain strong in the coming years as a result of low unemployment, pent-up automotive demand arising out of supply chain issues and the replacement of older vehicles.
Our footprint provides us with a competitive advantage in supplying automotive and other highly demanding end markets, as we are able to produce a wide range of high-quality products. Our integrated facilities utilize domestic internally sourced iron ore as the primary feedstock, which allows us to produce a high-quality product with low residual content. We also possess the breadth and depth related to customer service, technical support, and research and development, which are necessary to supply the demanding needs of the automotive industry.
Since the acquisition of our steelmaking assets, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of the 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expense in 2023. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.
Our industry leading portfolio of fixed price contracts provides us a competitive advantage, as the steel industry is often viewed as volatile and subject to the market price of steel. Our fixed price contracts mitigate pricing volatility and support us in achieving healthy margins through the cycle.
Our ability to source our primary feedstock domestically and internally is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The ongoing conflict between Russia and Ukraine, along with other global tensions, has displayed the importance of our U.S.-centric footprint, as our competitors who primarily operate EAF facilities rely on imported pig iron to produce flat-rolled steel, the supply of which has been disrupted. The best example is our legacy business of producing iron ore pellets. By controlling our iron ore pellet supply, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
We believe we offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of our offering includes AHSS, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, tinplate, GOES, NOES, stainless steels, tool and die, stamped components, rail, slab and cast ingot. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are currently a leading producer of electrical steels referred to as GOES and NOES in the U.S. In November 2021, the Infrastructure and Jobs Act was passed in the U.S., which provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. Our electrical steel business is expected to continue achieving strong profitability in the coming years. During the second half of 2023, we commissioned our NOES expansion at our Zanesville facility, which increased our annual capacity by approximately 70,000 net tons.
4 | CLF 2023 FORM 10-K

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
STRATEGY
MAXIMIZE OUR COMMERCIAL STRENGTHS
We offer a full suite of flat steel products encompassing effectively all of our customers' needs. We are a leading supplier to the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base.
As a result of our exposure to these high-end markets, we have the highest fixed price contractual volumes in our industry. Approximately 40-45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. In addition to our fixed price contracts, we also sell significant volumes under index-linked contracts, which reduces our reliance on spot sales and allows us to improve our efficiency with increased volumes.
Our unique capabilities, driven by our portfolio of assets and technical expertise, give us an advantage in our flat-rolled product offering. We offer products that have superior formability, surface quality, strength and corrosion resistance for the automotive industry. In addition, our state-of-the-art Research and Innovation Center in Middletown, Ohio gives us the ability to collaborate with our customers and create new products and develop new and efficient steel manufacturing processes. During 2022, we introduced our MOTOR-MAX™ product line of NOES for high frequency motors and generators. During 2023, we introduced our C-STAR™ protection design, which was developed for the purpose of providing EV battery protection for improved safety purposes, but can be used in any type of light vehicle. These unique product offerings and customer service capabilities enable us to remain a leading steel supplier to the automotive industry.
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
We began construction of our Toledo direct reduction plant in 2017, in part because of the uncertainty of the industry sourcing metallics from Russia and Ukraine. Russia had previously invaded the Crimea peninsula in 2014, and we saw a need for more on-shore metallics capacity in the U.S. HBI, which is a lower-carbon alternative to imported pig iron, continues to be a critical component of our decarbonization strategy.
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
During the second quarter of 2023, it was announced that we entered into long-term state mineral leases for more than 2,600 acres of iron ore at the Nashwauk mine site in Itasca County, Minnesota. The award of these leases is expected to resolve years of uncertainty regarding Hibbing Taconite’s mine life. This ore body is intended to serve as an extension of Hibbing Taconite, as the state’s mineral leases, combined with our own private mineral holdings at Nashwauk, are expected to provide more than two decades of additional ore reserves.
The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come, positioning us to benefit from operating efficiencies and improved capabilities in the coming years.
5 | CLF 2023 FORM 10-K

ADVANCE OUR PARTICIPATION IN THE GREEN ECONOMY
We are seeking to expand our customer base with the desirable EV market. At this time, we believe the North American automotive industry is at a structural inflection point, with the adoption of electrical motors in passenger vehicles. As this market grows, it will require more advanced steel applications to meet the needs of EV producers and consumers. These features include the already existing sophisticated steel supply for internal combustion engine vehicle parts, along with the added need for steel-based battery enclosures and reinforcement in EVs. With our unique technical capabilities and leadership in the automotive industry, we believe we are positioned better than any other North American steelmaker to supply the steel and parts necessary to fill these needs.
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
In October 2023, the DOE announced the intention to award funding under the Infrastructure and Jobs Act for seven regional hydrogen hubs, including the Midwest Alliance for Clean Hydrogen. This hub covering Illinois, Indiana and Michigan was selected for $1 billion in funding and is near our two largest steel plants, Indiana Harbor and Burns Harbor. We recently commissioned a pipeline and successfully completed a hydrogen injection trial at our Indiana Harbor blast furnace #7. This follows an initial similar trial of hydrogen at our blast furnace in Middletown earlier in 2023. The use of hydrogen within our blast furnace is expected to partially reduce coke rate and displace the release of CO2 with H2O, reducing our overall emissions.
Our future GHG emissions reductions are expected to be driven by the use of direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, driving more productivity out of fewer blast furnaces, implementing hydrogen use where possible, adopting carbon capture and utilization, procuring more clean energy and operating with higher energy efficiency.
IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles and be opportunistic when attractive strategic opportunities arise. Since the acquisition of our steelmaking assets in 2020, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through our share repurchase program, and make investments to both improve and grow our business. During 2023, we reduced the principal amount of outstanding long-term debt by $1.1 billion while returning $152 million in capital to shareholders via share repurchases. We have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount.
We expect to have ample opportunities to reduce our debt and return capital to shareholders with our own free cash flow generation in the coming years. It is also important for us to maintain sufficient liquidity. Our liquidity as of December 31, 2023 of $4.5 billion is the highest in our Company’s history.
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
Our primary steel producing and finishing facilities are located across Illinois, Indiana, Michigan, Ohio, Pennsylvania and West Virginia. We operate seven blast furnaces and five EAFs with the configured capability of producing approximately 20.5 million tons of raw steel annually. Raw steel is generally cast into slabs and finished based on customer specifications. Finishing is completed on site at our integrated operations or at one of our standalone finishing facilities.
6 | CLF 2023 FORM 10-K

Ferrous raw materials for the production of steel are internally sourced from our iron ore mines in Michigan and Minnesota, our direct reduction plant in Ohio and our scrap facilities in Michigan, Ohio, Tennessee, Florida and Ontario. We also operate a coal mining complex in West Virginia and produce coke from our facilities in Indiana, Ohio, and Pennsylvania.
Our Other Businesses primarily includes the Tubular Components and Tooling and Stamping operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies.
Refer to Part I - Item 2. Properties for additional information.
PRODUCTS AND MARKETS

2023 Product Mix (By Revenue)	Primary Products

◦HOT-ROLLED	◦STAINLESS AND ELECTRICAL	◦OTHER
◦COLD-ROLLED		◦Scrap
◦COATED	◦GOES	◦Iron Ore
◦Aluminized	◦NOES	◦HBI
◦Electrogalvanized	◦Auto Chrome	◦Coal
◦Galvalume	◦PLATE	◦Coke
◦Galvanneal	◦SLAB AND OTHER STEEL PRODUCTS	◦NON-STEELMAKING
◦Hot-dipped Galvanized		◦Stamped Components
◦Tinplate	◦Slab	◦Tool and Die
	◦Rail	◦Tubing
◦Blooms
◦Cast Ingots
As a fully integrated steel enterprise, we have a comprehensive portfolio of steel solutions. We primarily sell our products to customers in four broad market categories. The following table presents the percentage of our revenues to each of these markets during the year:

Market	Primary Products Sold to End Market	2023	2022
Direct automotive	Cold-rolled, galvanized, aluminized, NOES and stainless	36%	31%
Infrastructure and manufacturing	Hot-rolled, cold-rolled, galvanized, plate, GOES, stainless, tinplate and rail	26%	26%
Distributors and converters	All grades of steel	25%	28%
Steel producers	Slab, scrap, iron ore, HBI, coal and coke	13%	15%
The change in percentages of revenues to each market in 2023, compared to 2022, was driven primarily by the increase in volumes and in selling prices for our fixed price contracts to the direct automotive market, lower pricing on index-linked sales, and lower pricing on spot sales. Additionally, our sales to the direct automotive market increased as prior supply chain issues eased and light vehicle production in North America reached the highest level since 2019.
We sell our products principally to customers in North America. Approximately 40-45% of our flat-rolled steel shipments are sold under fixed base price contracts. These contracts are typically one year in duration and expire at various times throughout the year. Some of these contracts have a surcharge mechanism that passes through certain changes in input costs. A certain portion of our flat-rolled steel shipments are sold based on the spot market at prevailing market prices or under contracts that involve variable pricing that is tied to an independently published steel index.
AUTOMOTIVE MARKET
We specialize in manufacturing difficult-to-produce and high-quality steel products with demanding delivery performance and first-class customer technical support. Through our collaborative relationships with automotive producers, we develop breakthrough steel solutions that help our customers meet their product requirements. The quality of our steel is appealing to end users because of its strength, surface quality and formability. EAF producers’ equipment is designed to utilize scrap as their main feedstock, which often contains high residual or impure content, limiting their product capabilities. The exacting requirements for servicing the automotive market generally allows for higher selling prices for products sold to that market than for the commodity types of steel sold to other markets.
The largest end user for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During 2023, North American light vehicle production was 15.6 million units, up from 14.3 million units in 2022. North American light vehicle production in 2024 is estimated to exceed 2023 units, indicating continued strength from the automotive industry. The long-term outlook for the automotive industry remains positive as pent-up demand remains strong, inventory levels are below historical averages and the average age of vehicles on the road in the U.S. reached an all-time high during 2023, surpassing the previous record set in 2022.
7 | CLF 2023 FORM 10-K

Furthermore, during 2023, consumer demand for sport utility vehicles, trucks and crossovers continued to increase while demand for smaller sedans and compact cars declined. We benefit from intentionally targeting larger vehicle platforms to take advantage of consumer preferences, and we have focused on and have been successful in supplying sizeable portions of numerous large vehicle platforms. As a result, a significant portion of the automotive steel that we sell is used to produce these popular larger vehicles. In addition to benefiting from our exposure to consumers’ strong demand for larger vehicles, these vehicles also typically contain a higher volume of steel than smaller sedans and compact cars, providing us the opportunity to sell a higher volume of our steel products.
Automotive manufacturers continue to explore opportunities to develop vehicles that are lighter in weight. We collaborate with our automotive customers and their suppliers to develop innovative solutions using our developments in light weighting, efficiency, and material strength and formability across our extensive product portfolio, in combination with our automotive stamping and tube-making capabilities. During 2023, we introduced an all steel battery box design utilizing various grades of AHSS for improved use for lower GHG emissions, to maintain light-weighting targets, and to gain cost benefits when compared to using alternative materials. We believe we offer steel products that are stronger, less expensive, have competitive weight savings, are easier to repair and are more environmentally friendly than alternative materials.
Automotive manufacturers have also been increasing their development of EVs in order to meet the growing customer adoption of EVs. Many motors used in EVs being sold in the U.S. today are imported from foreign suppliers, but more local sourcing and manufacturing of motors is expected to occur in the future. As a leading producer in North America of high-efficiency NOES, which is a critical component of EV motors, we are positioned to potentially benefit from the growth of EVs going forward. During 2023, we introduced our C-STAR™ protection design, which was developed for the purpose of providing EV battery protection for improved safety purposes, but can be used in any type of light vehicle. In 2022, we introduced our MOTOR-MAX™ product line of NOES for high frequency motors and generators. We believe our strong foundation in electrical steels and long-standing relationships with automotive manufacturers and their suppliers will provide us with an advantage in this market as it continues to grow and mature. Likewise, the growing customer adoption of EVs may also increase demand for improvements in the electric grid to support higher demand for more extensive battery charging, which our GOES could support.
The majority of our sales to the automotive market are under annual fixed price contracts. In 2024, we expect contract prices to be roughly similar when compared to the prior year.
INFRASTRUCTURE AND MANUFACTURING MARKET
We sell a variety of our steel products, including hot-rolled, cold-rolled, galvanized, plate, stainless, electrical, tinplate and rail, to the infrastructure and manufacturing market. This market includes sales to manufacturers of HVAC, appliances, power transmission and distribution transformers, storage tanks, ships, railcars, wind towers, machinery parts, heavy equipment, military armor, food preservation and railway lines. Domestic construction activity and the replacement of aging infrastructure directly affect sales of steel to this market. Recent government legislation, including the Infrastructure and Jobs Act, the CHIPS Act and the Inflation Reduction Act, is expected to keep demand elevated for steel products related to renewable energy, as well as the modernization of the U.S. electrical grid. Our plate products can be used in windmills, which we estimate contain 130 metric tons of steel per megawatt of electrical generating capacity. Additionally, we estimate solar panels consume 40 metric tons of steel per megawatt of electrical generating capacity. We should also continue to benefit from a tax credit provided by the Inflation Reduction Act for consumers who buy new EVs, which should increase the demand for our electrical steel used in charging stations.
Sales to this end market are made under a combination of annual fixed price contracts and index-linked pricing arrangements. Our selling prices under our annual fixed price contracts are expected to be roughly similar in 2024 when compared to the prior year.
DISTRIBUTORS AND CONVERTERS MARKET
Virtually all of the grades of steel we produce are sold to the steel distributors and converters market. This market generally represents downstream steel service centers, which source various types of steel from us and fabricate it according to their customers' needs. Our steel is typically sold to this market on a spot basis or under contracts linked to steel pricing indices. Demand and pricing for this market can be highly dependent on a variety of factors, including global and domestic commodity steel production capacity, demand for manufactured goods, the price of scrap, the relative health of the global economy, the import and export levels of other steel producing nations, service center inventory management, the provisions of international trade agreements and fluctuations in international currencies.
The price for domestic HRC, the most significant index in driving the revenues and profitability of our Steelmaking segment, averaged $906 per net ton for 2023, compared to $1,011 per net ton in 2022. The main decline in pricing occurred in the third quarter of 2023 as demand from service centers was adversely impacted due to the anticipation of, and ultimate occurrence of, the UAW strike at certain domestic automotive producers. The automotive strike concluded in the fourth quarter of 2023, resulting in increased demand from our automotive and service center customers. This increased demand led to a sharp rebound in HRC pricing, which ended the year at approximately $1,100 per net ton.
STEEL PRODUCERS MARKET
The steel producers market represents third-party sales to other steel producers, including those who operate blast furnaces and EAFs. It includes sales of raw materials and semi-finished and finished goods, including iron ore pellets, coal, coke, HBI, scrap, slab and other steel products.
FPT is one of the largest processors of prime scrap in the country. Our scrap presence has developed further since acquiring FPT as we have leveraged our long-standing flat-rolled automotive and other customer relationships into recycling partnerships. Our
8 | CLF 2023 FORM 10-K

steelmaking operations consume a large portion of the ferrous scrap processed by FPT. We also have third-party sales of ferrous and non-ferrous scrap.
Third-party slab sales are also a large component of sales to this market, which are primarily made under a long-term supply agreement that was initiated in connection with the closing of the AM USA Transaction.
Production from our iron ore mines is predominantly consumed by our steelmaking operations. During 2023 and 2022, we sold 4 million and 3 million long tons of iron ore products, respectively, to third parties from our share of production from our iron ore mines. The merchant portion of our iron ore pellet production is sold pursuant to long-term supply agreements and through spot contracts.
The price of busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., averaged $488 per long ton during 2023, an 8% decrease from the prior year, but remained well above the historical ten-year average of approximately $390 per long ton. We expect the price of busheling scrap to remain elevated above historical averages in the coming years due to the continued decline of prime scrap generation and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally.
APPLIED TECHNOLOGY, RESEARCH AND DEVELOPMENT
The utilization of our research and development capabilities has allowed us to introduce new steel products to the marketplace. Our research and development activities provide us the ability to offer a broad range of steel products, improve existing products and processes and develop new ones. As part of our underlying strategy to maintain and improve our product, service and technical capabilities, research and innovation spend totaled $30 million and $24 million in 2023 and 2022, respectively.
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
A prime example of our ability to help our customers through research and development can be seen in the support and products we offer as automotive manufacturers have started increasing their development of EVs to meet the growing consumer adoption of EVs. During 2023, we introduced our C-STAR™ protection design, which was developed for the purpose of providing EV battery protection for improved safety purposes, but can be used in any type of light vehicle. We also introduced an all steel battery box design utilizing various grades of AHSS for improved use for lower GHG emissions, to maintain light-weighting targets, and to gain cost benefits when compared to using alternative materials. We are also a leading producer in North America of high-efficiency NOES, which is a critical component of EV motors. Our MOTOR-MAX™ NOES product line is used for high frequency motors and generators. We believe our strong foundation in electrical steels and long-standing relationships with automotive manufacturers and their suppliers will provide us with an advantage in this market as it continues to grow and mature.
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
Price, quality, on-time delivery, customer service, technical expertise and product innovation are the primary competitive factors in the steel industry and vary in importance according to the product category and customer requirements. Steel producers that sell to the automotive market are required to meet strict and high-quality product specifications that demand strong technical capabilities, investment in capital and other resources to manage inventory, customer service, and research and development. As the largest supplier of steel to the automotive industry in North America, we continue to meet all the requirements needed to serve the automotive industry and maintain our position as an industry leader going forward. Significant capital investments in equipment, technology and other resources that would effectively replicate our processes, at a likely higher cost than ours, would be required for certain competitors to meet all the demands required of the automotive industry.
The steel industry has faced competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that are lighter in weight. To address automotive manufacturers’ light weighting needs that the aluminum industry is targeting, we have developed AHSS grades that we believe provide weight savings similar to aluminum, while being stronger, less costly, easier to repair, more sustainable and more environmentally friendly. Aluminum penetration has been primarily limited to specific automotive applications, such as outer panels and closures, rather than entire
9 | CLF 2023 FORM 10-K

body designs. In addition, our automotive customers who continue to use steel, as opposed to aluminum and other alternative materials, are able to avoid the significant capital expenditures required to re-tool their manufacturing processes to accommodate the use of non-steel materials.
EAFs comprise over 70% of steel production and more than 40% of flat-rolled steel production in the U.S. The primary raw materials used by EAFs include scrap metal and ore based metallics, which have unpredictable and often volatile pricing. Additionally, the availability of these materials can be unreliable as most competition relies on imported ore based metallics. Due to recently completed and further announced flat-rolled EAF capacity additions in the U.S. and increasing focus on industry decarbonization, we expect the price of scrap to remain elevated over historical averages, providing our integrated footprint a competitive cost advantage. Our integrated facilities utilize domestic internally sourced iron ore as the primary feedstock, which allows us to produce high-quality products with low residual content. We also possess the breadth and depth related to customer service, technical support, and research and development necessary to supply the demanding needs of the automotive industry and other demanding end markets. The additional capacity from domestic EAF competition could displace imports as the U.S. is still the largest net importer of steel in the world, and domestically produced steel is generally more environmentally friendly than imported steel.
Domestic steel producers can face significant competition from foreign producers. In certain instances, these foreign producers are often able to sell products in the U.S. at prices substantially lower than domestic producers. Depending on the country of origin, these reasons may include government subsidies; illegal dumping; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; less stringent safety requirements; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. In 2023, finished steel imports decreased 14% compared to the prior year as imports were unattractive for the majority of 2023 due to low pricing spreads between the U.S. and other regions. However, a disparity between domestic and foreign steel prices or modifications to certain trade restrictions currently in place on imported steel by government authorities could directly or indirectly impact import levels in the future. Import levels are also affected to varying degrees by the relative level of steel production in China and other countries, the strength of demand for steel outside the U.S., and the relative strength or weakness of the U.S. dollar against various foreign currencies. Imports of finished steel into the U.S. accounted for 21% of domestic steel market consumption in 2023.
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
In the construction and operation of our facilities, substantial costs have been and will continue to be incurred to comply with regulatory requirements and avoid undue effect on the environment. In 2023, 2022 and 2021, our capital expenditures relating to environmental matters totaled $66 million, $133 million and $62 million, respectively. Our current estimate for capital expenditures for environmental improvements in 2024 is approximately $75 million for various water treatment, air quality, dust control, tailings management and other miscellaneous environmental projects. Additionally, we expect capital expenditures for environmental improvements for each of 2025 and 2026 to be generally in line with 2024's estimated spending.
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
10 | CLF 2023 FORM 10-K

Specifically, there are several notable proposed or potential rulemakings or activities that could have a material adverse impact on our facilities in the future depending on their ultimate outcome: climate change and GHG regulations; changes to the National Ambient Air Quality Standard for particulate matter; changes to ozone transport regulations; selenium discharge regulation; Minnesota's sulfate wild rice water quality standard; Minnesota's mercury TMDL and mercury reduction rules; and changes to National Emission Standards for Hazardous Air Pollutants in the taconite, iron and steel, and coke sectors.
CLIMATE CHANGE AND GREENHOUSE GAS REGULATIONS
Continued attention to issues concerning climate change, the role of human activity in affecting climate change, and potential mitigation through regulation and legislation may have a material impact on our customers and suppliers, our operations and financial results in the future. Policymakers are evaluating or developing carbon regulation at the state, regional, national and international levels. Additionally, international treaties or agreements such as the Paris Agreement may influence legislative and regulatory decisions in the U.S. Potential climate-related regulations and legislation that could impact our business include reporting obligations, such as the climate accountability package enacted in California in late 2023, mandatory carbon reductions, carbon pricing mechanisms and trade policies, such as the European Union's Carbon Border Adjustment Mechanism, which entered into its transitional phase late in 2023, and climate-related procurement and product labeling requirements. The dynamic forward outlook for these potential regulations presents a challenge to large industrial companies to assess the long-term net impacts of carbon compliance costs on their operations. In the absence of comprehensive federal carbon legislation, numerous state, regional and federal regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to GHG emissions control, potential carbon pricing and climate-related procurement activities. We intend to remain active in the discussions related to legislative and regulatory changes at the federal and state levels.
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
CHANGES TO NATIONAL AMBIENT AIR QUALITY STANDARDS FOR PARTICULATE MATTER
On January 6, 2023, the EPA proposed changes to the National Ambient Air Quality Standards for particulate matter. The proposal sought comment on lowering the primary annual fine particulate matter (PM2.5) level from 12 micrograms per cubic meter (ug/m3) of air to 9 – 10 ug/m3 while taking comment on alternative annual standard levels down to 8 ug/m3 and up to 11 ug/m3. The EPA also proposed to retain the current primary 24-hour PM2.5 standard of 35 ug/m3 while soliciting comments on revising the level as low as 25 ug/m3. The lower the standard, the greater potential effect on our operations. We actively engaged with various experts and trade associations to provide legal and technical comments on the proposal. On February 7, 2024, the EPA issued a final rule lowering the primary annual PM2.5 standard to 9.0 ug/m3. This standard will be final 60 days after publication in the Federal Register and will affect permitting for new or modified sources after that date. States will have three and a half years to submit State Implementation Plans to the EPA detailing how they intend to address existing sources that affect any nonattainment areas in the state. The EPA retained the current primary 24-hour PM2.5 standard of 35 ug/m3. The potential changes to air pollution control equipment or operations needed at our plants to comply with the new particulate matter standard are not known at this time, and the potential cost is not estimable but could be material. It is highly likely that the revised standard will be appealed, and a stay of the standard could be issued, but is uncertain.
CHANGES TO OZONE TRANSPORT REGULATIONS
In 2022, the EPA proposed to impose new standards for nitrogen oxide (an ozone precursor) on various industries (including the steel and iron ore sectors) that operate in specific states, including numerous states where we operate (Illinois, Indiana, Michigan, Minnesota, Ohio, Pennsylvania and West Virginia). Although there were changes in the final rule that resulted in less impact to our operations, we are appealing the final rule as it applies to reheat furnaces and boilers. If the appeal is unsuccessful, then we will have to invest in new or revised air pollution control equipment, for which the actual cost is unknown but could be material.
SELENIUM DISCHARGE REGULATION
In Michigan, our Empire and Tilden mines have implemented compliance plans to manage selenium according to applicable permit conditions. Construction of a water treatment system for both facilities is anticipated to begin in 2028, and the system is anticipated to be operational in 2030. As of December 31, 2023, included within our Empire asset retirement obligation is a discounted liability of approximately $131 million, which includes the estimated costs associated with the construction of Empire's portion of the required infrastructure and expected future operating costs of the treatment facilities. Additionally, included within our Tilden future
11 | CLF 2023 FORM 10-K

capital plan is approximately $32 million for the construction of Tilden's portion of the required infrastructure. We are continuing to assess and develop potential cost effective and sustainable selenium treatment technologies.
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
Minnesota submitted a list of impaired water revisions to the EPA in 2020. In 2021, the EPA disapproved of Minnesota’s draft list and subsequently announced its proposed list of wild rice water bodies that were impaired due to sulfate under the Clean Water Act’s Section 303(d) process, which resulted in the addition of 32 waters in November 2021. At this time, it is unknown how the MPCA intends to implement requirements to address sulfate impaired waters.
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
The Mercury Reduction Plans for our Minnesota facilities were submitted to the MPCA in December 2018. The plans determined that there are currently no proven technologies to cost effectively reduce mercury emissions from taconite furnaces to achieve the targeted 72% reduction rate, while satisfying all Adaptive Management Criteria. This determination was based on detailed engineering analysis and research testing. In January 2023, MPCA responded that certain technologies may be appropriate, and MPCA requested submission of revised Mercury Reduction Plans from the facilities within 180 days of the effective date of the forthcoming Taconite National Emission Standards for Hazardous Air Pollutants rule. Potential impacts to us are not estimable at this time because the revised Mercury Reduction Plans remain under development.
RISK AND TECHNOLOGY REVIEWS FOR TACONITE, INTEGRATED IRON AND STEEL, AND COKE CATEGORIES
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
In 2023, the EPA determined that several HAPs are emitted from the sectors that are not yet regulated, so the EPA proposed new standards for those specific HAPs. In addition, the EPA based some proposed regulatory changes on what it deemed technological developments in the sectors. Several trade organizations commented on the proposed rules with our input, and the rules are expected to be finalized in 2024. Some proposed changes, if finalized as proposed and if upheld on appeal, could result in significant expenditures for our taconite, iron and steel, or coke oven assets. At this time the exact expenditures are unknown. We intend to use all available tools to ensure that the regulations are based on sound science and feasible technology.
In 2023, the EPA likewise determined that the residual risk from coke ovens and from coke pushing, quenching, and battery stacks were low, and that no new technology developments justified changes to the regulations. However, the EPA proposed new limits on formerly unregulated HAPs and other requirements that, taken together, could require investments at our coke facilities. At this time, the amount of anticipated expenditures is unknown.
12 | CLF 2023 FORM 10-K

OTHER GOVERNMENT LAWS AND REGULATIONS
In addition to environmental laws and regulations, we are subject to various laws and regulations around the world. For example, changes in trade regulations, including tariffs or other import or export restrictions, could lead to lower or more volatile global steel prices, impacting our profitability. In addition, health and safety regulations, including OSHA and MSHA regulations, have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. We are also required to comply with complex foreign and U.S. laws and regulations, which may include the Foreign Corrupt Practices Act and other anti-bribery laws, the European Union’s General Data Protection Regulation and other U.S. and foreign privacy regulations, and transportation and logistics regulations. The laws and regulations noted above, as well as other applicable laws and regulations, or the manner in which they are interpreted or enforced, may require us to make material investments in the form of additional processes, training and capital, among other things. For a discussion of the risks associated with certain applicable laws and regulations, see Part I – Item 1A. Risk Factors.
RAW MATERIALS AND ENERGY
Our steelmaking operations require iron ore, HBI, coke, coal, ferrous and carbon and stainless scrap, chrome, nickel, zinc and other alloys as primary raw materials. We also consume natural gas, electricity, industrial gases and diesel fuel at our operations. As a vertically integrated steel company, we are able to internally supply a majority of our ferrous raw materials needed for our steelmaking operations. We also attempt to reduce the risk of future supply shortages and price volatility in other ways. If multi-year contracts are available in the marketplace for those raw materials that we cannot supply internally, we may use these contracts to secure sufficient supply to satisfy our key raw material needs. When multi-year contracts are not available, or are not available on acceptable terms, we purchase the remainder of our raw material needs under annual contracts or conduct spot purchases. We also regularly evaluate alternative sources and substitute materials. Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility and risk. We believe that we have secured, or will be able to secure, adequate supply to fulfill our raw materials and energy requirements for 2024.
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
We have annual rated metallurgical coal production capacity of 1.8 million net tons from our Princeton mine, which supplies a portion of our metallurgical coal needs. We typically purchase most of our metallurgical coal under annual fixed price agreements. We believe there are adequate external supplies of coke and coal available at competitive market prices to meet our needs. Refer to Part I - Item 2. Properties for additional information.
STEEL SCRAP
We own the assets of FPT, which provides us sourcing and processing capabilities for both prime and obsolete scrap. This access is critical, because prime scrap demand is expected to grow as new flat-rolled EAF capacity has started to come online and is expected to increase in the coming years. FPT includes 22 facilities that are primarily located in the Midwest near our steel
13 | CLF 2023 FORM 10-K

facilities. Additionally, our access to scrap furthers our commitment to being an environmentally-friendly, low-carbon intensity steelmaker with a cleaner materials mix as we are able to better optimize productivity at our existing EAFs and BOFs.
The majority of our scrap requirements can be generated or processed from internal sources, including scrap generated at our steel production facilities. We believe that supplies of additional steel scrap to meet the needs of our steelmaking operations are readily available from outside sources at competitive market prices.
OTHER MATERIALS
We believe that supplies of chrome, nickel, zinc and other alloys adequate to meet the needs of our steelmaking operations are readily available from outside sources at competitive market prices.
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
We purchase electricity for all of our operations in either regulated or deregulated markets. Due to the distinct nature of the regulated market, we procure electricity through either long-term or annual contracts. In deregulated markets, we purchase the majority of our electricity in the day-ahead market. Some of our operations also use self-generated coke oven gas and/or blast furnace gas to produce electricity, which is an environmentally-friendly practice that also reduces our need to purchase electricity from external sources. We also closely monitor developments at the state and federal levels that could impact electricity availability or cost and incorporate such changes into our electricity supply strategy in order to maintain reliable, low-cost supply. We also are currently contracting for the increased use of renewable energy to complement our existing supply, which will reduce our emissions profile. We believe there is an adequate supply of competitively priced electricity to fulfill our requirements.
We purchase industrial gases and diesel fuel under long-term contracts with various suppliers. We believe we have access to adequate supplies of industrial gases and diesel fuel to meet our needs.
HUMAN CAPITAL
Cliffs has a long, proven history of attracting and retaining exceptional talent. We believe our employee-centric management philosophy is the key to our success.
As of December 31, 2023, we employed approximately 28,000 people, with approximately 27,000 employed in the U.S. Approximately 26,000 employees were employed at production facilities, with the balance employed in corporate support roles. The vast majority of our approximately 22,000 hourly employees were subject to collective bargaining agreements (approximately 20,000) with various labor unions.
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
More than 90% of Cliffs’ hourly workforce are represented by three prominent unions — USW, UAW and IAM. The hardworking union-represented men and women of Cliffs are the lifeblood of our Company. Our employees operate and maintain our facilities and are, ultimately, responsible for safely delivering a quality product internally and to our customers. Therefore, we engage with our unions as business partners, and together we have achieved a number of successes that benefit our business and our people alike.
We are proud to report that we successfully renegotiated all of our open labor agreements during 2023 without any difficulty or disruption. Our hourly employees at our Northshore Mining operation also elected to unionize in 2023, and we successfully negotiated a new labor agreement there with the USW on an expedited basis. This positive partnership with our unions helps us remain competitive for talent and protects our customers and their supply chains from disruptions due to labor disagreements.
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
14 | CLF 2023 FORM 10-K

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
DIVERSITY, EQUITY AND INCLUSION
We continue to foster a culture of diversity, equity and inclusion at Cliffs. Through our OneCliffs Way of Doing Business (our Code of Business Conduct and Ethics), we outline our Core Values, which include Trust, Respect and Open Communication. To us, this means encouraging and accepting different views and supporting and advancing gender and racial diversity. Further, our OneCliffs Way of Doing Business provides that we will not make employment-related decisions nor will we discriminate based on race, color, religion, national origin, age, military or veteran status, disability, sex (including sexual orientation and gender identity), pregnancy, genetic information, ethnicity or any other characteristic protected by applicable law. We strive to make Cliffs a safe place to work for all. Harassment and/or intimidation are not tolerated anywhere in our Company. This allows our employees to develop a career at Cliffs by focusing on the meaningful and challenging work at our Company.
SAFETY
Safe production is our primary core value as we continue to reinforce a zero injury culture at our facilities. We constantly monitor our safety performance and make continuous improvements to effect change. Best practices and incident learnings are shared throughout the Company to ensure each facility can administer the most effective policies and procedures for enhanced workplace safety. Progress toward achieving our objectives is accomplished through a focus on proactive sustainable safety initiatives, and results are measured against established industry and Company benchmarks, including our Company-wide Total Reportable Incident Rate. During 2023, our Total Reportable Incident Rate (including contractors) was 1.22 per 200,000 hours worked.
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
15 | CLF 2023 FORM 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names, ages and positions of the executive officers of the Company as of February 8, 2024. Unless otherwise noted, all positions indicated are or were held with Cleveland-Cliffs Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	65	Chairman, President and Chief Executive Officer (August 2014 – present); and Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 – April 2013).
Clifford Smith	64	Executive Vice President & President, Cleveland-Cliffs Steel (September 2021 – present); Executive Vice President, Chief Operating Officer (January 2019 – September 2021); and Executive Vice President, Business Development (April 2015 – January 2019).
Keith Koci	59	Executive Vice President & President, Cleveland-Cliffs Services (September 2021 – present); Executive Vice President, Chief Financial Officer (February 2019 – September 2021); and Senior Vice President and Chief Financial Officer, Metals USA Holdings Corp. (2013 – February 2019).
Celso Goncalves	35	Executive Vice President, Chief Financial Officer (September 2021 – present); Senior Vice President, Finance & Treasurer (March 2020 – September 2021); and Vice President, Treasurer (January 2018 – March 2020).
Terry Fedor	59	Executive Vice President, Operations (October 2022 – present); Executive Vice President, Operations, East (September 2021 – October 2022); Executive Vice President, Chief Operating Officer, Steel Mills (March 2020 – September 2021); Executive Vice President, Operations (February 2019 – March 2020); and Executive Vice President, U.S. Iron Ore (January 2014 – February 2019).
Traci Forrester	52	Executive Vice President, Environmental & Sustainability (May 2021 – present); Executive Vice President, Business Development (May 2019 – May 2021); and Vice President, Deputy General Counsel & Assistant Secretary (January 2018 – May 2019).
James Graham	58	Executive Vice President, Chief Legal and Administrative Officer & Secretary (January 2024 – present); Executive Vice President, Human Resources, Chief Legal and Administrative Officer & Secretary (April 2022 – January 2024); and Executive Vice President, Chief Legal Officer & Secretary (November 2014 – April 2022).
Kimberly Floriani	41	Senior Vice President, Controller & Chief Accounting Officer (August 2021 – present); Vice President, Corporate Controller & Chief Accounting Officer (April 2020 – August 2021); and Director, Accounting & Reporting (August 2015 – April 2020).
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
16 | CLF 2023 FORM 10-K

ITEM 1A. RISK FACTORS
An investment in our common shares or other securities is subject to risks inherent in our businesses and the industries in which we operate. We describe below certain risks and uncertainties, the occurrences of which could have a material adverse effect on us. The risks and uncertainties described below include known material risks that we face currently, but our material risks are constantly evolving, and the below descriptions may not include future risks that are not presently known, that are not currently believed to be material or that are common to all businesses. Investors should not interpret the disclosure of any risk to imply that such risk has not already materialized. Although we have extensive risk management policies, practices and procedures in place that are aimed at mitigating these risks, the occurrence of these uncertainties may nevertheless impair our business operations and adversely affect the actual outcome of matters as to which forward-looking statements are made. This report is qualified in its entirety by these risk factors. Before making an investment decision, investors should carefully consider all of the risks described below together with the other information included in this report and the other reports we file with the SEC.
Management has identified several categories of material risks that we are subject to, including: (I) economic and market, (II) regulatory, (III) financial, (IV) operational, (V) sustainability and development and (VI) human capital. Although we have organized the risks by these headings and we have discussed each risk separately, many of the risks are interrelated.
I. ECONOMIC AND MARKET RISKS
The volatility of commodity prices, including steel, iron ore and scrap metal, directly and indirectly affects our ability to generate revenue, maintain stable cash flows and fund our operations.
Our profitability is dependent upon the historically volatile market prices of steel, iron ore and scrap metal. We experience direct impacts of steel price fluctuations through customer sales, as well as direct and indirect impacts of iron ore and scrap metal price fluctuations through third-party sales and the impacts that movements in iron ore and scrap metal prices have on steel prices. As described elsewhere in this report, the prices of steel, iron ore and scrap metal have fluctuated significantly in the recent past, and these pricing shifts are unpredictable and affected by factors beyond our control, including: international demand for, and the impact of higher rates of inflation on, raw materials used in steel production; availability of scrap metal substitutes such as pig iron; commodity price speculation; rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel; changes in the levels of economic activity in the U.S., China, India, Europe and other industrialized or developing economies, including as a result of geopolitical conflicts or otherwise; changes in China’s emissions policies and environmental compliance enforcement practices; changes in the production capacity, production rate and inventory levels of other steel producers, distributors, iron ore suppliers and scrap metal processors and traders; changes in trade laws; volumes of unfairly traded imports; imposition or termination of duties, tariffs, import and export controls and other trade barriers impacting the steel and iron ore markets; climate change and other weather-related disruptions, infectious disease outbreaks, such as the COVID-19 pandemic, or natural disasters that may impact the global supply of steel, iron ore or scrap metal; and the proximity, capacity and cost of infrastructure and transportation.
Our revenues, therefore, vary in accordance with the prices of the products we sell. During 2023, for example, we experienced lower average selling prices for our steel products as compared to 2022 due to the impact from lower index pricing, which resulted in lower revenues despite increased sales volumes. To the extent that commodity prices, including the HRC price, coated and other specialty steel prices, international steel prices and scrap metal prices, significantly decline for an extended period, we may have to further revise our operating plans, including curtailing production, reducing operating costs and deferring capital expenditures. As a result, we also may have to record impairments on our goodwill, intangible assets, long-lived assets and/or inventory. Sustained lower prices also could cause us to further reduce existing mineral reserves if certain reserves can no longer be economically mined or processed at prevailing prices. Particularly during periods of increased inflation resulting in higher input costs, we may be unable to decrease our costs in an amount sufficient to offset reductions in revenues and may incur losses. These events could have a material adverse effect on us.
We sell a significant portion of our steel products to the automotive market, and fluctuations or changes in the automotive market could adversely affect our business operations and financial performance.
The largest end user for our steel products is the automotive industry in North America. Beyond these direct sales to the automotive industry, we make additional sales to distributors and converters, which may ultimately resell some of that volume to the automotive market. In addition to the magnitude of our exposure to the automotive industry, we face risks arising from our relative concentration of sales to certain specific automotive manufacturers, and our sales volumes and revenues may be adversely affected if we are unable to renew our fixed price contracts with one or more significant automotive customers or if those customers choose to move certain portions of their parts business to alternate suppliers. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, spending and preferences, and supply chain disruptions. If automotive production and sales decline, whether due to consumers facing reduced purchasing power caused by inflation, higher interest rates or otherwise, our sales and shipments to the automotive market are likely to decline in a corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and lower sales, shipments, pricing and margins generally as our competitors face similar challenges and compete vigorously in other markets that we serve. These adverse impacts could negatively affect our revenues, financial results and cash flows.
17 | CLF 2023 FORM 10-K

Moreover, despite our position as the largest flat-rolled steel producer in North America, competition for automotive business has intensified in recent years, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their market share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products. As a result, the potential exists that we may lose market share to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers during periodic contract renewal negotiations to pressure our pricing and margins in order to maintain or expand our market share with them, which could negatively affect our revenues, financial results and cash flows.
Global steelmaking overcapacity, steel imports and oversupply of iron ore could lead to lower or more volatile global steel and iron ore prices, directly or indirectly impacting our profitability.
Significant existing global steel capacity and new or expanded production capacity in recent years could potentially cause capacity to exceed demand globally. Although certain of our U.S. competitors have shut down production capacity, certain of our competitors have announced and are moving ahead with plans to develop new steelmaking capacity in the near term. In addition, certain foreign competitors, which may have cost advantages due to being owned, controlled or subsidized by foreign governments, have substantially increased their steel production capacity in the last few years and in some instances appear to have targeted the U.S. market for imports. The risk of even greater levels of imports may continue, depending upon foreign market and economic conditions, changes in trade agreements and treaties, laws, regulations or government policies affecting trade, the ability of foreign producers to circumvent U.S. trade sanctions and policy (including in the markets for tin mill products and electrical steels), the value of the U.S. dollar relative to other currencies and other variables beyond our control. In addition, higher sustained market prices of steel and iron ore products could cause new producers to enter the market or existing producers to further expand productive capacity, which could in turn lead to lower steel prices and increasing prices of steelmaking inputs, such as scrap metal. Excess steel and iron ore supply combined with reduced global steel demand and increased imports could also lead to lower steel and iron ore prices. Downward pressure on steel and/or iron ore prices could have an adverse effect on our results of operations, financial condition and profitability.
Severe financial hardship or bankruptcy of one or more of our major customers or key vendors could adversely affect our business operations and financial performance.
Sales and operations for a majority of our customers are sensitive to general economic conditions in the North American automotive, housing, construction, appliance, energy, defense and other industries. Some of our customers are highly leveraged. If there is a significant weakening of current economic conditions, whether because of operational, cyclical, supply chain or other issues, including inflationary pressures, higher interest rates or an infectious disease outbreak, it could cause customers to reduce, delay or cancel their orders with us, impact significantly the creditworthiness of our customers, and lead to other financial difficulties or even bankruptcy filings by our customers. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations, financial condition and liquidity. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. Such events could cause us to experience lost sales or losses associated with the potential inability to collect all outstanding accounts receivable as well as reduced liquidity. Similarly, if our key vendors face financial hardship or need to operate in bankruptcy, as we experienced with one of our major steel mill slag services providers during 2022-2023, such vendors could suffer operational disruption or even face liquidation, which could result in such vendor defaulting on its obligations to us or in our inability to secure replacement materials or services on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our continuity of operations, financial results and cash flows.
II. REGULATORY RISKS
U.S. government actions on trade agreements and treaties, laws, regulations, or policies affecting trade could lead to lower or more volatile global steel prices, impacting our profitability.
In recent years, the U.S. government has altered its approach to international trade policy, both generally and with respect to matters directly and indirectly affecting the steel industry, including by undertaking certain unilateral actions affecting trade, renegotiating existing bilateral or multilateral trade agreements, and entering into new agreements or treaties with foreign countries. For example, in March 2018, the U.S. government issued a proclamation pursuant to Section 232 imposing a 25% tariff on imported steel. These Section 232 tariffs were imposed on national security grounds and addressed imported steel that was being unfairly traded by certain foreign competitors at artificially low prices. In retaliation against the Section 232 tariffs, the European Union subsequently imposed its own tariffs against certain steel products and other goods imported from the U.S. Following the November 2020 U.S. presidential election, negotiations between the U.S. government and other governments have resulted in revisions to these measures. For example, the U.S. government agreed to modified tariff rate quota systems with each of the European Union, Japan and the United Kingdom that allow more imports from those trading partners to enter the U.S. market free of Section 232 tariffs. The U.S. government may also negotiate reductions or eliminations of Section 232 duties with other trading partners. If the Section 232 measures are further removed or substantially lessened, whether through legal challenge, legislation, executive action or otherwise, imports of foreign steel would likely increase and steel prices in the U.S. would likely fall, which could materially adversely affect our revenues, financial results and cash flows.
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
18 | CLF 2023 FORM 10-K

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
While we may currently benefit from certain antidumping and countervailing duty orders, any such relief is subject to periodic reviews and challenges, which can result in revocation or modification of the orders or reduction of the duties. During 2022 and 2023, the U.S. International Trade Commission reviewed and continued antidumping and countervailing duty orders covering imports from several major trading partners of some of our key products, including corrosion-resistant steel, cold-rolled steel, hot-rolled steel and cut-to-length plate. However, previously granted petitions for trade relief may not be successful or fully effective at preventing harm from dumped and subsidized imports. Any of these actions and their direct and indirect impacts could materially adversely affect our revenues, financial results and cash flows.
We are subject to extensive governmental regulation, which imposes potentially significant costs and liabilities on us. Future laws and regulations or the way they are interpreted and enforced could increase these costs and liabilities or limit our ability to produce our raw materials and products.
New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our businesses or execute our strategies. This includes, among other things: changes in MSHA regulations, such as respirable silica standards and surface mobile equipment rules; reevaluation of the National Ambient Air Quality Standards, such as revised nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter criteria; changes in the interpretation of OSHA regulations, such as standards for occupational exposure to noise, certain chemicals or hazardous substances, infectious diseases and potentially hazardous machinery; and changes in tax laws and regulations, including the possible taxation under U.S. or foreign country laws of certain income from worldwide operations.
We and our operations are subject to various international, foreign, federal, state, provincial and local laws and regulations relating to protection of the environment and human health and safety, including those relating to air quality, water quality and conservation, plant, wetlands, natural resources and wildlife protection (including endangered or threatened species), reclamation, remediation and restoration of properties and related surety bonds or other financial assurances, land use, the discharge of materials into the environment, the effects that industrial operations and mining have on groundwater quality and availability, the management of electrical equipment containing polychlorinated biphenyls, and other related matters. Despite implementation of rigorous environmental protocols and management systems, we cannot be certain that we have been or will be at all times in complete compliance with all such laws and regulations. If we violate or fail to comply with these laws or regulations, we could be fined, required to cease operations, subject to criminal or civil liability, or otherwise sanctioned by regulators or barred from participating in government contracts. In addition, federal or state regulatory agencies have the authority to order a mine or production facility to be temporarily or permanently closed where imminent danger that could cause death or serious physical harm is perceived. Compliance with the complex and extensive laws and regulations to which we are subject imposes substantial costs on us, which could increase over time because of heightened regulatory oversight, adoption of more stringent environmental, health and safety standards and greater demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors.
Specifically, there are several notable proposed or recently enacted rulemakings or activities to which we would be subject or that would further regulate and/or tax us and our customers, which may also require us or our customers to reduce or otherwise change operations significantly or incur significant additional costs, potentially limiting our ability to produce our raw materials and products, depending on their ultimate outcome. These emerging or recently enacted rules, regulations and policy guidance include, but are not limited to: trade regulations, such as the USMCA and/or other trade agreements, treaties or policies; changes in tariff policy, including with respect to the 25% tariff on certain imported steel imposed under Section 232; climate change mitigation strategies and GHG regulation; selenium discharge regulation; revisions to the sulfate wild rice water quality standard and its implementation; Minnesota’s Mercury TMDL and associated federal rules governing mercury air emission reductions; the Regional Haze FIP Rule; ozone transport regulations; agency decisions related to environmental justice initiatives; revised National Ambient Air Quality Standards, particularly for ozone and particulate matter; revised National Emission Standards for Hazardous Air Pollutants in the taconite, coke, and iron and steel sectors; and additional regulations regarding per- and polyfluoroalkyl substances. We similarly expect both federal and state governments to continue to propose more stringent environmental regulation, in particular related to climate change. Any new or more stringent legislation, regulations, rules, interpretations or orders, when enacted and enforced, including any related to required monitoring and reporting or reductions in, or taxes on, levels of carbon emissions, could have a material adverse effect on our business, results of operations, financial condition or profitability.
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
19 | CLF 2023 FORM 10-K

of accidents and increased fines and penalties for violations of these and existing regulations. These laws and regulations may cause us to incur substantial additional costs.
In addition, certain of our operations are subject to the risks of doing business abroad and we must comply with complex foreign and U.S. laws and regulations, which may include, but are not limited to, the Foreign Corrupt Practices Act and other anti-bribery laws, regulations related to import/export and trade controls, the European Union’s General Data Protection Regulation and other U.S. and foreign privacy regulations, and transportation and logistics regulations. These laws and regulations may increase our costs of doing business in international jurisdictions and expose our operations and employees to elevated risk. We require our employees, contractors and agents to comply with these and all other applicable laws and regulations, but failure to do so could result in possible administrative, civil or criminal liability and reputational harm to us and our employees.
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
We must obtain, maintain and comply with numerous permits and licenses that require approval of operational plans and impose strict conditions on various environmental, health and safety matters in connection with our steel production and processing and mining and other operations. These include permits and approvals issued by various federal, state, provincial, foreign and local agencies and regulatory bodies, with which we may not always be able to comply. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or potentially impractical and costly, possibly precluding the continuance of ongoing operations or the development of future operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurances, making it costlier to comply. Moreover, despite our ongoing efforts to reduce our environmental footprint and improve the resiliency of our business model, heightened levels of regulatory oversight focused on addressing climate change and industrial activities that generate GHG emissions, such as our steelmaking, cokemaking and mining operations, could impact, delay, or disrupt our ability to obtain new or renewed permits or modifications to existing permits.
In addition, the public, including special interest groups and individuals, have certain rights under various statutes and burgeoning environmental justice policies to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or activities. For example, we have encountered and expect to continue to encounter public objections to permit renewal applications relating to certain of our major steelmaking facilities, including our Indiana Harbor Works. Due to these factors or for other reasons, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may include conditions that we cannot meet or otherwise be conditioned in ways that may restrict our ability to conduct our production, mining and processing activities efficiently or include requirements for additional financial assurances that we may not be able to provide on commercially reasonable terms or at all, which could reduce available borrowing capacity under our ABL Facility. Such conditions, restrictions or requirements could also reduce our production, cash flows or profitability.
20 | CLF 2023 FORM 10-K

III. FINANCIAL RISKS
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior notes, ABL Facility and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
As of December 31, 2023, we had $3,192 million aggregate principal amount of long-term debt outstanding, $829 million of which was secured (excluding $56 million of outstanding letters of credit and $215 million of finance leases), and $198 million of cash on our statement of consolidated financial position. As of December 31, 2023, $3,192 million aggregate principal amount of our senior notes was outstanding. The aggregate principal amount of revolver commitments under our ABL Facility is $4.75 billion. As of December 31, 2023, we had no outstanding borrowings under our ABL Facility, and the principal amount of letters of credit obligations and other commitments totaled $56 million. As of December 31, 2023, borrowing availability under our ABL Facility was $4,341 million based on outstanding letters of credit obligations and our borrowing base at that time.
A portion of our cash flow from operations is used to service debt under our senior notes and ABL Facility, reducing the availability of cash to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes or to return capital to shareholders, including via share repurchases. Although it is uncertain whether the U.S. Federal Reserve will lower, maintain or further raise interest rates during 2024 and beyond, higher rates would increase the amount of cash we would need to allocate to servicing the interest expense on our debt in the event we have an outstanding balance drawn under our ABL Facility.
Our ability to make scheduled payments on the principal, premium, if any, and interest on our debt, or to refinance our debt obligations, depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, as described elsewhere in this “Risk Factors” section. If we are unable to service our debt obligations, we could face substantial liquidity problems and we may be forced to reduce or delay investments, capital expenditures and share repurchases, or to sell assets, seek additional capital, including additional secured or unsecured debt, or restructure or refinance our debt, and we may be unable to continue as a going concern. We may be unable to consummate any proposed asset sales or recover the carrying value of these assets, and any proceeds may not be adequate to meet any debt service obligations then due. Any of these examples potentially could have a material adverse impact on our results of operations, profitability, shareholders’ equity and capital structure. In addition, a failure to comply with any applicable covenants in the instruments governing our debt could result in an event of default that, if not cured or waived, would have a material adverse effect on us.
Our level of indebtedness could have further consequences, including, but not limited to, increasing our vulnerability to adverse economic or industry conditions, placing us at a competitive disadvantage compared to other businesses in the industries in which we operate that are not as leveraged and that may be better positioned to withstand economic downturns and recessionary environments, limiting our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, and requiring us to refinance all or a portion of our existing debt. We may not be able to refinance on commercially reasonable terms or at all, and any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, making it more difficult to obtain surety bonds, letters of credit or other financial assurances that may be demanded by our vendors or regulatory agencies, particularly during periods in which credit markets are weak. In addition, our cost of financing or refinancing, access to the capital markets, and the terms under which we purchase goods and services could be adversely affected if credit ratings agencies downgrade our ratings, whether due to factors specific to our business or debt profile, a prolonged cyclical downturn in the steel, scrap metal and mining industries or macroeconomic trends (such as global or regional recessions), increases in pension and OPEB obligations, adverse impacts of inflation and high interest rates, or trends in credit and capital markets more generally. A portion of our borrowing capacity and any outstanding indebtedness under our ABL Facility bears interest at a variable rate based on SOFR. To the extent these interest rates increase, our interest expense will increase. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.
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
21 | CLF 2023 FORM 10-K

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance. Investors should also recognize that the reliability of any forecasted financial data diminishes the further in the future that the data are forecast. Considering the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the risks described in our Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q could cause actual operating results to differ from the guidance, and such differences may be adverse and material.
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
Our operations require significant use of energy and raw materials. Although we are fully self-sufficient in iron ore and partially self-sufficient in coke, metallurgical coal and scrap metal, we are wholly or partially dependent on third-party suppliers for certain critical raw materials and production inputs, including industrial gases, graphite electrodes, chrome, zinc, coke, metallurgical coal, scrap metal and other alloys. Prices for electricity, natural gas, diesel fuel, oils and raw materials can fluctuate widely with availability and demand levels from other users, including fluctuations caused by the impact of recent inflationary pressures, supply chain constraints, infectious disease outbreaks and geopolitical conflicts. For example, increased electricity demand to the grid in response to physical climate-related risks, adverse or extreme weather events and electrification of the economy could adversely impact energy prices. During periods of peak usage, although some operations have contractual arrangements in place whereby they receive certain offsetting payments in exchange for electricity load reduction, supplies of energy and raw materials in general may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations. While we have some long-term contracts with electrical, natural gas and raw material suppliers, we are exposed to fluctuations in energy, natural gas and raw material costs that can affect our production costs. We enter into many market-based pricing supply contracts for electricity, natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could cause our profitability to decrease significantly. In addition, U.S. public utilities may impose rate increases and/or pass through additional capital and operating cost increases to their customers related to new or pending U.S. environmental regulations or other charges that may require significant capital investment and/or use of cleaner fuels in the future. Recent executive orders from President Biden regarding the environment and climate change, and the regulations providing for GHG emissions standards proposed by the EPA, indicate that new or revised regulations or other government actions could result in rate and/or cost increases from U.S. public utilities, which could significantly increase the costs of operating our mining and manufacturing facilities. Although we regularly monitor and from time to time challenge rate cases initiated by these utilities or other sources seeking to increase the amounts that our facilities must pay for electricity, natural gas or water, there is no assurance that our challenges will be successful in reducing or eliminating proposed rate and/or cost increases.
The majority of our steel shipments are sold under contracts that do not allow us to pass through all increases in raw materials, supplies and energy costs. Some of our customer contracts include variable-pricing or surcharge mechanisms allowing us to adjust the total sales price based on changes in specified raw materials, supplies and energy costs. Those adjustments, however, rarely reflect all of our underlying raw materials, supplies and energy cost changes. The scope of the adjustment may also be limited by the terms of the negotiated language, including limitations on when and to what extent the adjustment occurs. Further, as a result of recent inflationary pressures, many of our vendors have been seeking substantial price increases in order to continue providing critical goods and services, and to the extent we are required to pay relatively more for our steelmaking inputs and are unable to recognize corresponding sales price increases, we would realize lower margins on sales of our products, negatively impacting our results of operations. Our need to consume existing inventories may also delay the impact of a change in prices of raw materials or supplies. Significant changes in raw material costs may also increase the potential for inventory value write-downs in the event of a reduction in selling prices and our inability to realize the cost of the inventory. As we source a portion of our critical supplies, manufacturing equipment and raw materials from China, such as refractories, electrodes, chemicals and spare parts, existing tensions or further adverse geopolitical developments between the U.S. and China triggering or exacerbating sanctions or trading restrictions could lead to us experiencing disruptions, delays or higher costs in supplying our operations and maintaining steady-state production. In addition, even though we are partially self-sufficient in scrap metal, if the market price of scrap metal were to experience a sustained price increase, our cost to produce steel would be adversely affected due to the higher
22 | CLF 2023 FORM 10-K

prices we would need to pay to acquire third-party scrap metal for consumption in our operations, which would adversely affect the margins we would realize on our fixed price contracts.
Our sales and competitive position depend on transporting our products to customers at competitive rates and in a timely manner, and our ability to optimize our operational footprint depends on predictably and cost effectively moving products and raw materials internally among our facilities.
Disruption of the rail, trucking, lake and other waterway transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, driver shortages and other disruptions in the trucking industry, train crew shortages or other rail network constraints, infectious disease outbreaks or other events and lack of alternative transportation options could impair our ability to move products internally among our facilities and to supply products to our customers at competitive rates or in a timely manner and, thus, could adversely affect our operations, revenues, margins and profitability. For example, if the vessel shipping season on the Great Lakes were to be interrupted or shortened as compared to historical levels, whether due to extended winter conditions, operational failure of critical shipping locks or otherwise, our ability to transport iron ore pellets to our steel mills could be adversely affected, resulting in potential operational disruptions and reduced production volumes. Further, dredging issues and environmental changes, particularly at Great Lakes ports or along navigable rivers, could adversely impact our ability to move certain of our products or result in higher freight rates. Similarly, we depend on third-party transportation services for delivery of raw materials and other production inputs to us, and failures or delays in delivery would have an adverse effect on our ability to maintain steady-state production and processing operations to meet customer obligations.
The cost or time to implement a strategic or sustaining capital project may prove to be greater than originally anticipated.
Most of our mines and production and processing facilities have been in operation for several decades, and the equipment is aged, requiring that we continually and successfully implement extensive and costly maintenance practices, programs and upgrades, which may take longer or be more costly than expected. From time to time, we undertake capital projects to enhance, expand, maintain or upgrade our production, mining and processing capabilities, such as the 2022 blast furnace reline project at our Cleveland Works, or to diversify our customer base, such as our Toledo direct reduction plant. Our ability to achieve the anticipated production volumes, revenues or otherwise realize acceptable returns on capital projects that we may undertake is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, permitting and labor-related factors. Further, the cost to implement any given capital project may prove to be greater or may take more time than originally anticipated, including due to supply chain issues that may be experienced by our vendors, and the scope of a capital project may expand or otherwise be modified. Capital projects may also interrupt production capabilities, which could have an adverse effect on costs and profitability. Inability to achieve the expected results from the implementation of our capital projects, incurring unanticipated costs or delays, or the inability to meet contractual obligations could adversely affect our results of operations, future earnings and cash flow generation.
Natural or human-caused disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, infectious disease outbreaks, and other unexpected events may lead our customers, our suppliers or our facilities to curtail production or shut down operations.
Operating levels within our industry and the industries of our customers and suppliers are subject to unexpected conditions and events that are beyond the industries’ control. Those events, including the occurrence of an infectious disease, widespread illness or public health emergency, could cause industry members or their suppliers to curtail production or shut down a portion or all of their operations, which could reduce the demand for our products and adversely affect our revenues, margins and profitability. For example, the temporary production shutdowns in the automotive industry that occurred during 2020 due to the onset of the COVID‑19 pandemic and associated reduction in demand for our products led to our decision to temporarily idle certain steelmaking facilities and iron ore mines.
Our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of production for varying lengths of time. Factors that could cause production disruptions could include adverse weather conditions due to climate change or otherwise (such as severe winter weather, tornadoes, floods, temperature extremes and the lack of availability of process water due to drought) and natural and human-caused disasters, lack of adequate raw materials, energy or other supplies, and infectious disease outbreaks. Additional factors that could adversely impact production and operations at our mining facilities include tailings dam failures, pit wall failures, unanticipated geological conditions, including variations in the amount of rock and soil overlying deposits of iron ore and metallurgical coal, and processing changes.
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
Many of our production facilities and mines are dependent on a sole source for electric power, natural gas, water, industrial gases and/or certain other raw materials or supplies. A significant interruption in service from our suppliers due to production or transportation issues, workforce difficulties, terrorism or sabotage, weather conditions such as heat waves that may be attributable
23 | CLF 2023 FORM 10-K

to climate change, natural disasters, equipment failure or any other cause could result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.
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
Failures of our IT systems, whether caused maliciously or inadvertently, may result in the disruption of our business processes, or in the unauthorized release of sensitive, confidential, personally identifiable or otherwise protected information, or result in the corruption of data, each of which could adversely affect our businesses. For example, cybersecurity vulnerabilities could result in an interruption of the functionality of our automated manufacturing, operating, or health and safety systems, which, if compromised, could cease, threaten, delay or slow down our ability to produce or process steel or any of our other products for the duration of such interruption or lead to unanticipated health or safety incidents, which could result in reputational harm and may adversely affect our employees, results of operations, financial condition and cash flows. In addition, any compromise of the security of our IT systems could result in a loss of confidence in our security measures and subject us to litigation, regulatory investigations and negative publicity that could adversely affect our reputation and financial condition. Our customers, suppliers and vendors may also access or store certain of our sensitive information on their IT systems, which, if breached, attacked or accessed by unauthorized persons, could likewise expose our sensitive information and adversely impact our businesses. Furthermore, as cybersecurity threats continue to evolve and become more sophisticated, including through the use of artificial intelligence, we may be required to incur significant costs and invest additional resources to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future. The amount of insurance coverage we maintain and require our vendors to maintain may be inadequate to cover claims or liabilities resulting from cybersecurity attacks.
The closure of an operating facility or mine entails substantial costs. If our assumptions underlying our accruals for closure costs prove to be inaccurate or we prematurely close one or more of our facilities or mines, our results of operations and financial condition would likely be adversely affected.
If faced with overcapacity in the market, regulatory challenges or other adverse conditions, we may seek to rationalize manufacturing and production assets through sales, temporary shutdowns, indefinite idles or facility closures. If we indefinitely idle or permanently close any of our facilities or mines, our production and revenues would be reduced unless we were able to increase production at our other facilities or mines in an offsetting amount, which may not be possible, and could result in customers responding negatively by taking current or future business away from us if we seek to transition production to a different facility. Alternatively, we could fail to meet customer specifications at the facilities to which products are transitioned, resulting in customer dissatisfaction or claims. To the extent an idled or closed facility formerly supplied critical inputs to our upstream production facilities, we may need to secure alternate sources for such critical inputs, the cost and availability of which may be uncertain.
The closure of a steelmaking or other operating facility or mining operation involves significant closure costs, including reclamation and other environmental costs, the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment and real property leases, costs associated with the altered tax profile of an idled or closed facility, and certain accounting charges, including asset impairment and accelerated depreciation. In addition, a permanent facility or mine closure could accelerate and significantly increase employment legacy costs, including our expense and funding costs for pension and OPEB obligations and multiemployer pension withdrawal liabilities. For example, a number of employees would be eligible for immediate retirement under special eligibility rules that apply upon a steelmaking facility or mine closure. The employees eligible for immediate retirement under the pension plans at the time of the permanent closure also could be eligible for OPEB, thereby accelerating our obligation to provide these benefits. Certain closures would precipitate a pension closure liability significantly greater than an ongoing operation liability and may trigger certain severance liability obligations. In addition, we are party to several joint ventures relating to iron ore mining, downstream steel processing and scrap metal recycling, and if our joint venture partners experience financial hardships or fail to perform their obligations upon closure, we may be required to assume significant
24 | CLF 2023 FORM 10-K

additional obligations on behalf of the joint venture, including costs of environmental remediation and pension and OPEB obligations.
Although we base our assumptions regarding the life of our mines on detailed studies we perform from time to time, which are reviewed and validated by QPs, those studies and assumptions are subject to uncertainties and estimates that may not be accurate. We recognize the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas based on the estimated mining life of our properties. If our assumptions underlying our accruals for closure costs, including reclamation and other environmental costs, prove to be inaccurate or insufficient, or our liability in any particular year is greater than currently anticipated, our results of operations and financial condition could be adversely affected. In addition, if we were to significantly reduce the estimated life of any of our mines, the mine closure costs would be applied to a shorter period of production, which would increase costs per ton produced and could adversely affect our results of operations and financial condition.
We incur certain costs when production capacity is idled, as well as increased costs to resume production at previously idled facilities.
Our decisions concerning which facilities to operate and at what production levels are made based in part upon our customers’ orders for products, as well as the quality, performance capabilities and cost of our operations. During depressed market conditions, we may concentrate production at certain facilities and not operate others in response to customer demand or other reasons, and as a result we may incur idle costs that could offset our anticipated savings from not operating the idled facility. For example, due to increased scrap usage and less demand for iron ore pellets in our steelmaking operations, our Northshore mining and pelletizing facility was temporarily idled during portions of 2022 and 2023, and we incurred certain fixed costs at that facility during the idle periods. We cannot predict whether our operations will experience additional similar or dissimilar disruptions in the future. When we restart idled facilities, we incur certain costs to replenish inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities, and prepare employees to return to work safely and resume production responsibilities. The amount of any such costs could be significant, depending on a variety of factors, such as the period of idle time, necessary repairs and available employees, and is difficult to project.
We may not have adequate insurance coverage for some business risks.
Our operations are generally subject to a number of hazards and risks that could result in personal injury or damage to, or destruction of, equipment, properties or facilities. Depending on the nature and extent of a loss, the insurance that we maintain to address risks that are typical in our businesses may not be adequate or available to fully protect or reimburse us, or our insurance coverage may be limited, canceled or otherwise terminated. Insurance against some risks, such as liabilities for environmental pollution, tailings basin breaches, or certain hazards or interruption of certain business activities, may not be available at an economically reasonable cost, or at all. Even if available, we may self-insure or maintain high deductibles where we determine it is most cost effective to do so. As a result, despite the insurance coverage that we carry, accidents or other negative developments involving our production, mining, processing or transportation activities causing losses in excess of policy limits, or losses arising from events not covered under insurance policies or subject to substantial deductibles, could have a material adverse effect on our financial condition and cash flows. In addition, the potential increase in extreme weather events due to climate change or otherwise may adversely impact our access to cost effective insurance in the future. The risk of increased insurance costs may have greater impact where the adverse event results in us asserting an insurance claim, the cost of which our insurers may seek to recoup during a future insurance renewal through increased premiums or limitations on coverage.
V. SUSTAINABILITY AND DEVELOPMENT RISKS
As we and our customers, competitors and investors seek reduced carbon footprints, transition toward carbon neutrality and enhance business sustainability, we face increased financial, regulatory, legal and reputational risks and potential loss of business opportunities because our operations utilize carbon-based energy sources and produce GHG emissions.
As described in detail in Part I - Item 1. Business - Environmental Matters - Regulatory Developments - Climate Change and GHG Regulations above, because our operations use carbon-based energy and produce GHG emissions, we are subject to a number of risks relating to decarbonization initiatives being undertaken by regulators and other stakeholders as part of global efforts to address the potential impacts of climate change. For example, as part of climate change mitigation strategies, federal, state, local or foreign governmental authorities may introduce mandatory carbon pricing obligations, carbon emissions limitations, carbon taxes or carbon trading mechanisms, any of which could impose significant costs on our operations, including causing us to incur higher energy and supplier costs, invest in costly and potentially unproven emissions control or reduction technologies, and engage in more intensive environmental monitoring and reporting efforts. In addition, complying with current or future international treaties and federal, state, local or foreign laws or regulations concerning climate change and GHG emissions could negatively impact our ability, and that of our customers and suppliers, to compete with companies located in areas not subject to or not complying with such constraints. We may also face more limited access to, or increased costs of, capital to the extent financial institutions and investors increase expectations relating to lowering GHG emissions or reduce investments in carbon-intensive businesses or industries. Further, increased pressure from customers or other business partners seeking to reduce their indirect carbon footprints and achieve certain overall decarbonization targets, including by sourcing a larger percentage of steel products from recycled steel, could result in the potential loss of business opportunities if we are unable to meet their carbon, GHG emissions or sustainability expectations, or if we are perceived to have higher GHG intensity than our competition.
25 | CLF 2023 FORM 10-K

In addition, as part of our decarbonization strategy, we are investigating and from time to time may consider investments in or other relationships with various renewable and clean energy initiatives. For example, we engaged in various discussions with other companies, universities and national research laboratories to leverage funding available under the DOE's Regional Clean Hydrogen Hubs Funding Opportunity Announcement to develop and implement clean hydrogen solutions for our industrial applications. The DOE awarded funding to seven hydrogen hubs, and we have expressed interest in offtaking hydrogen from two of them and have recently commissioned a pipeline and completed a hydrogen injection trial at our Indiana Harbor blast furnace #7 with the aim of enabling us to utilize clean hydrogen once it becomes commercially available. We continue to engage with renewable energy developers on clean energy projects, including the previously announced 200-megawatt Headwaters III Wind Farm being proposed for construction in Indiana as well as onsite solar applications. While we are pursuing these decarbonization and energy-related projects with the aim of contributing to a greener power grid and lowering our GHG emissions in alignment with our targets, there are no guarantees that sufficient funding or the necessary advanced technology will be available to complete any of these projects under currently anticipated timeframes or at all, and we may experience delays and higher-than-anticipated costs to install the necessary infrastructure to implement such renewable and clean energy initiatives. In addition, we may not be successful in achieving our current or any future short, medium or long-term GHG emissions reduction goals, including any net-zero or near-zero goals, due to adverse changes in business conditions over time, unanticipated financial challenges, operational improvement efforts like carbon capture, utilization and sequestration projects at certain of our facilities that may not be as successful as originally forecasted, or regulatory developments arising after such goals were initially announced.
To maintain consistent operational performance and foster growth in our businesses, we must maintain our social license to operate with our stakeholders.
Maintaining a strong reputation and consistent operational, environmental and safety track records is vital to continuing to foster business growth and maintaining our permission to operate. As stakeholders’ sustainability expectations increase and regulatory requirements continue to evolve, maintaining our social license to operate becomes increasingly important. Our ability to maintain our reputation and strong operating track record could be threatened, including by challenges relating to the integration of our recent acquisitions or by circumstances outside of our control, such as disasters caused or suffered by other companies in the steel and mining industries. Our social license to operate could also be adversely affected and claims have been and could continue to be made against us to the extent that environmental factors negatively impact local communities, such as air emissions, discharges to water, dust, odors, noise and other factors that are inherent in industrial activities like our steelmaking, cokemaking, scrap metal processing and mining operations, even if such activities are conducted in accordance with legal, regulatory and permit requirements. If we are not able to respond effectively to these and other challenges to our social license to operate, our reputation could be damaged significantly. Damage to our reputation or third-party claims initiated in response to our ongoing activities could adversely affect our continuity of operations, current and prospective business relationships, and ability to foster growth projects.
We rely on estimates of our recoverable mineral reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate, and engage third-party QPs to review and validate, our mineral reserves based on revenues and costs and update them as required in accordance with SEC regulations. Estimates of mineral reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, some of which are beyond our control, such as production capacity, effects of governmental regulations, future prices for minerals we mine, future industry conditions and operating costs, severance and excise taxes, development costs, and costs of extraction and reclamation. Estimating the quantity and grade of mineral reserves requires us to determine the size, shape and depth of our mineralized bodies by analyzing geological data, such as samplings of drill holes, and a QP to review and validate our determinations. Estimated mineral reserves could be affected by future industry conditions, future changes in the SEC’s mining property disclosure requirements, variation in geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues on third-party sales and expenditures with respect to our reserves will likely vary from estimates, and if such variances are material, our sales and gross margins could be adversely affected.
Defects in title or loss of any access rights or leasehold interests in our mining properties could limit our ability to mine these properties or result in significant unanticipated costs.
Many of our mining operations are conducted on properties we lease, license or as to which we have easements or other possessory interests. We generally do not maintain title insurance on our mining properties, and certain of our land access arrangements were negotiated many years ago and have not been updated. Any title defect, inability to negotiate future access rights required by our mine plans, or the loss of any lease, license, easement or other possessory interest for any mining property could adversely affect our ability to mine any associated reserves. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying or underlying lands, such as for roads, easements, public facilities or other mining activities, may result in disputes and affect our ability to operate as planned if our title is not superior or mutually acceptable arrangements cannot be negotiated. Any challenge to or inability to establish our title or access could delay the exploration and development of some reserves, resources, deposits or surface rights, cause us to incur unanticipated costs, and could ultimately result in the loss of some or all of our interest in those properties. In the event we lose reserves, resources, deposits or surface rights, we may be required to shut down or significantly alter impacted mining operations, thereby affecting future production, internal supply patterns and margins, revenues and cash flows.
26 | CLF 2023 FORM 10-K

VI. HUMAN CAPITAL RISKS
We depend on our senior management team and other key employees, and the loss of these employees could adversely affect our businesses.
Our success depends in part on our ability to attract, retain, develop and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. We must continue to recruit, retain, develop and motivate our senior management and key personnel to maintain our businesses and support our projects. A loss of senior management and key personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected.
Our profitability could be adversely affected if we fail to maintain satisfactory labor relations.
Our production is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at most of our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in our production that could affect us adversely. While we successfully negotiated all three of our labor agreements that expired in 2023 and a new labor agreement at our Northshore operation, we have several other labor agreements that will expire in 2024, including those covering union workers at our Dearborn, Rockport and Toledo operations, and the outcomes of those labor negotiations are uncertain. If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors or fail to come to an agreement upon expiry, our ability to compete or continuity of production may be materially and adversely affected.
Our expenditures for pension and OPEB obligations could be materially higher than we have predicted if our underlying assumptions differ from actual outcomes, there are regulatory changes or the funded status of the multiemployer plans that we participate in degrade.
We provide retiree benefits through defined benefit pension and OPEB plans to certain eligible employees and retirees. Certain defined benefit pension plans are underfunded and may be subject to minimum cash contributions required by ERISA. Certain OPEB plans have funding requirements that are set under our collective bargaining agreements. Our funding obligations can significantly increase if plan assets underperform, the interest rates used to calculate minimum funding levels decrease, there are changes in laws and regulations affecting funding requirements or if there are increases to the benefit obligations. The calculation of the benefit obligation is based on several assumptions, including discount rates, healthcare trend rates, benefit levels pursuant to collective bargaining, mortality and other demographic assumptions. We have seen significant changes in retiree healthcare costs in recent years, which can be affected by changes in laws and regulations. If our assumptions do not materialize as expected and we make adverse changes to these assumptions, our earnings and cash flows could be unfavorably impacted.
We also contribute to certain multiemployer pension plans, including the Steelworkers’ Pension Trust, for which we are one of the largest contributing employers. Contribution amounts are determined during collective bargaining with our unions and could increase during future collective bargaining negotiations. Our obligations to these multiemployer plans could also increase if the funded status were to decline, which could be due to poor plan asset performance or if other contributors do not meet their obligations. If a multiemployer plan were to terminate or if we choose to withdraw, we could be subject to a liability based on the plan's underfunded status.
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
We are predicting a long-term shortage of skilled workers in heavy industry, such as electricians, and in certain highly specialized IT roles, and competition for available workers limits our ability to attract and retain employees as well as engage third-party contractors. We may face potential labor shortages, as many of our most specialized and skilled roles are held by our more senior, experienced employees. As we lose these employees through attrition or otherwise, we may lose these workers’ specialized institutional knowledge of our legacy businesses and systems, and we may have difficulty replacing them at competitive wages or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved comments from the SEC.
27 | CLF 2023 FORM 10-K

ITEM 1C. CYBERSECURITY
Management of cybersecurity risks is an integral part of our overall risk management framework and is essential for safeguarding our business and data. We have developed an information security program to assess, identify and manage material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls drawn from multiple security frameworks are developed, implemented and maintained. Our cybersecurity risk management program works to balance critical infrastructure, network, application, cloud and information security objectives with overall business objectives and risk tolerance. Specific controls that are used include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls and intrusion detection and prevention, and vulnerability and patch management.
We use threat intelligence to inform our defensive measures. We use external and internal threat intelligence sources, including information from industry vendors and government agencies. Evolving threats and risks we are also monitoring and working to protect against include artificial intelligence, ransomware and nation-state attacks.
We believe in continuous improvement as part of the effort to optimize security, and we work to foster that culture through various initiatives:
•Cybersecurity Awareness Trainings: We educate employees on best practices for online safety and for identifying potential cybersecurity threats, including by initiating quarterly training programs for our non-represented salaried workforce.
•Simulated Cyberattacks: With assistance from qualified third-party experts, we periodically conduct penetration testing and tabletop exercises to test our technical controls and incident response plans.
•Security Monitoring: We monitor our information technology environment with both our internal cybersecurity resources and third-party service providers. We also have processes in place to monitor the cybersecurity practices of various third-party service providers, including certain vendors that have access to our information systems or sensitive data.
•Proactive Reporting and Investigation: As part of our training initiatives, we regularly educate employees on how to report any suspicious cyber activity or potential cybersecurity issues, and we investigate reported concerns.
Third-party security firms are used in different capacities to provide or operate some of these programs, controls and technology systems, including cloud-based platforms and services.
Our Board of Directors has overall oversight responsibility for our enterprise risk management program and delegates cybersecurity risk management oversight to the Audit Committee of the Board of Directors. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management, including the Chief Information Officer with support from our cybersecurity team, updates the Audit Committee on at least a biannual basis regarding our cybersecurity programs and material cybersecurity risks and mitigation strategies. The Audit Committee also regularly reports on discussions regarding cybersecurity risks to our full Board of Directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Officer, who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our cybersecurity team includes personnel that have obtained credentials from the International System Security Certification Consortium and the SANS Institute, such as Certified Information Systems Security Professional (CISSP) and GIAC Certified Incident Handler, as well as experienced information systems security professionals and information security managers. Additionally, our internal Information Security Committee, composed of leaders from key departments, collaborates on a cross-functional basis to identify practices that can counter threats and to monitor our cybersecurity programs and our cybersecurity incident response plans.
We recognize the ever-present global risk of cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2023 we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For more information about these risks, please see Part I - Item 1A. Risk Factors - IV. Operational Risks - A disruption in or failure of our IT systems, including those related to cybersecurity, could adversely affect our business operations, reputation and financial performance.
28 | CLF 2023 FORM 10-K

ITEM 2. PROPERTIES
The following map shows the locations of our operations and corporate headquarters as of December 31, 2023:

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
STEELMAKING

Location		Raw Material
(Tons in millions)	State	Iron Ore	Capacity (lt)	HBI	Capacity (mt)	Coke	Capacity (nt)	Coal	Capacity (nt)	Scrap	Capacity (mt)

Hibbing Taconite	MN	●	7.0
Minorca	MN	●	3.0
Northshore	MN	●	5.0
Tilden	MI	●	7.0
United Taconite	MN	●	6.0
Toledo HBI	OH			●	1.9
Burns Harbor (Coke)	IN					●	1.8
Monessen	PA					●	0.3
Warren	OH					●	0.5
Princeton	WV							●	1.8
FPT	Multiple									●	N/A
29 | CLF 2023 FORM 10-K

Location		Raw Steel			Processing and Finishing
(Tons in millions)	State	BF-BOF	EAF	Configured Capacity (nt)	Hot-Rolled	Cold-Rolled	Coated	Stainless & Electrical	Plate	Slab & Other

Burns Harbor	IN	●		5.0	●	●	●			●
Burns Harbor Plate	IN								●
Butler	PA		●	0.4				●
Cleveland Works	OH	●		3.4	●	●	●			●
Coatesville	PA		●	0.2					●	●
Columbus	OH						●
Conshohocken	PA								●
Coshocton	OH							●
Dearborn Works	MI	●		3.0		●	●			●
Gary Plate	IN								●
Indiana Harbor Works	IN	●		4.0	●	●	●			●
Mansfield Works	OH		●	0.5				●
Middletown Works	OH	●		3.0	●	●	●	●		●
Piedmont	NC								●
Riverdale	IL	●		0.7	●
Rockport Works	IN					●	●	●
Steelton	PA		●	0.3						●
Tek & Kote	IN					●	●
Weirton	WV					●	●
Zanesville	OH							●
STEELMAKING AND FINISHING FACILITIES
Our primary steel producing and finishing facilities are located across Illinois, Indiana, Michigan, Ohio, Pennsylvania and West Virginia. We operate seven blast furnaces and five EAFs on nine properties. Finishing is completed on site at our integrated operations or at one of our 10 stand-alone processing and finishing facilities. In the aggregate, we have annual configured production capacity of approximately 20.5 million net tons of raw steel. During the years ended December 31, 2023 and 2022, our steelmaking facilities produced a total of 19.0 million and 16.8 million net tons of raw steel, respectively.
SCRAP PROCESSING FACILITIES
Our scrap business consists of our subsidiary FPT, which has 22 locations in Michigan, Ohio, Tennessee, Florida and Ontario. These facilities are primarily located in Michigan and Ohio, which are in close proximity to our scrap consuming steel facilities. During the years ended December 31, 2023 and 2022, FPT processed approximately 3 million net tons of scrap metal, of which approximately 50% of total output was prime grade.
DIRECT REDUCTION PLANT
Our direct reduction plant is located in Toledo, Ohio, is near an existing dock, and has access to rail and heavy haul roads for operation logistics. We are leasing the property on which the plant is located. This plant produces a specialized high quality iron alternative to scrap and pig iron and has annual capacity of 1.9 million metric tons of HBI. During the years ended December 31, 2023 and 2022, our direct reduction plant produced a total of 1.7 million and 1.6 million metric tons of HBI, respectively.
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
As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a QP that the mineral resources can be the basis of an economically viable project. Investors are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC.
Investors are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Estimates of inferred mineral resources have too high of a degree of uncertainty as to their existence and may not be converted to a mineral reserve. Therefore, investors are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.
30 | CLF 2023 FORM 10-K

See Part I – Item 1A. Risk Factors – V. Sustainability and Development Risks – We rely on estimates of our recoverable mineral reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.
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
The following represents iron ore production for the last three fiscal years:

Iron Ore Production
(In millions of long tons)	2023	2022	2021
Hibbing[1]	6	5	7
Minorca	3	3	3
Northshore[2]	3	1	5
Tilden	8	6	7
United Taconite	5	5	5
Total	25	20	27

[1]Hibbing is reported at 85.3% based on our ownership level.
2In the second quarter of 2022, we temporarily idled our Northshore operations. The Northshore mine restarted production in the second quarter of 2023.
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
31 | CLF 2023 FORM 10-K

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
Hibbing holds 30,670 acres of surface rights, of which 1,150 acres are associated with mineral leases. The majority of the mineral rights are leased. The property is comprised of 6,913 acres of mineral leases expiring between 2024 and 2056. Leases are maintained by making minimum prepaid royalty payments. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates.
The operation includes an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and magnetic separation to produce a magnetite concentrate, which is then delivered to an on-site pellet plant. From the site, pellets are transported by BNSF (Burlington Northern Santa Fe, LLC) rail to a ship loading port at Superior, Wisconsin, operated by BNSF.
The net book value of our ownership of Hibbing's property, plant and equipment was $85 million as of December 31, 2023.

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
The net book value of Minorca's property, plant and equipment was $209 million as of December 31, 2023.

For more information, see Exhibit 96.2, Technical Report Summary on the Minorca Property, Minnesota, USA, prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.
32 | CLF 2023 FORM 10-K

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
The net book value of Northshore's property, plant and equipment was $235 million as of December 31, 2023.
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

48-28
48-27
48-26
47-28
47-27
47-26
46-27
46-26
45-27
45-26
Greenwood Reservoir
Tilden
Empire
Gribben Basin
Figure 3-3
Cleveland-Cliffs Inc.
Tilden Property
Upper Peninsula, Michigan
Surface Rights
Michigan's Upper Peninusla
Tilden
Marquette
Legend:
Tilden Property Boundary
Tilden Owned Property
Mining Leases - Surface
Mining Leases - Mineral
General Mining Features
Structures
Miles
Ely Twp
Tilden Twp
Schweitzer Creek
Prepared By: Gabe Johnson - 9/4/2019
Sources: Esri, HERE, DeLorme, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo, MapmyIndia, © OpenStreetMap contributors, and the GIS User Community

The property commenced operations in 1974 under a partnership of Algoma Steel, Stelco, J&L Steel, Wheeling-Pittsburgh Steel, Sharon Steel and The Cleveland-Cliffs Iron Company. The property has since been at least partially in the possession of a subsidiary of Cliffs. In 2001, Cliffs acquired Algoma Steel's 45% interest in Tilden. In 2017, Cliffs became the sole owner of Tilden.
Tilden holds 21,100 acres of surface rights and leases 2,470 acres of mineral rights expiring between 2061 and 2070. Leases are maintained by making minimum prepaid royalty payments. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates.
Operations include an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, AG mills and floatation to produce hematite concentrates that are then supplied to the on-site pellet plant. From the site, pellets are transported by our LS&I (Lake Superior & Ishpeming Railroad Company) rail to a ship loading port at Marquette, Michigan, operated by LS&I.

The net book value of Tilden's property, plant and equipment was $245 million as of December 31, 2023.
For more information, see Exhibit 96.5, Technical Report Summary on the Tilden Property, Michigan, USA, prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.
33 | CLF 2023 FORM 10-K

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
United Taconite owns 14,199 acres of surface rights, of which 703 acres are associated with mineral leases. An additional 145 acres of surface rights are leased from the State of Minnesota. We lease 100% of the mineral rights, comprised of 4,908 acres expiring between 2037 and 2066, with the exception of the State of Minnesota mineral lease, which expires in 2027. Leases are maintained by making minimum prepaid royalty payments. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates.
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
The net book value of United Taconite's property, plant and equipment was $559 million as of December 31, 2023.

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
34 | CLF 2023 FORM 10-K

The following represents iron ore mineral resources, exclusive of mineral reserves, as of December 31, 2023 and 2022:

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
We did not have any material changes to our mineral resources during 2023. The material assumptions and criteria used for the mineral resource estimates, including but not limited to leases, permits and geotechnical pit design, are covered in more detail in Sections 11 through 13 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.5 to this Annual Report on Form 10-K.
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
Mineral reserves estimates for our iron mines are constrained by fully designed open pits developed using three-dimensional modeling techniques. These open pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our mineral reserve estimates. All operations' mineral reserves have been adjusted net of production through year-end 2023. All mineral reserves estimates as of December 31, 2021 were reviewed and validated by the QP, SLR.
35 | CLF 2023 FORM 10-K

The following represents iron ore mineral reserves as of December 31, 2023:

Iron Ore Mineral Reserves
as of December 31, 2023
	Last LoM Plan	Proven		Probable		Proven & Probable		Process
(In millions of long tons)	Reserve Analysis	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade	Recovery
Total Iron Ore		539	24.0	1,643	26.4	2,182	25.8	33%

Michigan		4	35.3	478	34.7	482	34.7	37%
Minnesota		535	23.9	1,165	23.0	1,700	23.3	31%

Hibbing[1]	2021	47	18.7	8	18.7	55	18.7	26%
Minorca	2021	86	23.7	7	25.1	93	23.8	34%
Northshore	2020	288	25.3	519	24.1	807	24.5	29%
Tilden	2021	4	35.3	478	34.7	482	34.7	37%
United Taconite	2019	114	23.1	631	22.1	745	22.3	33%

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

36 | CLF 2023 FORM 10-K

For comparison purposes, the following represents iron ore mineral reserves as of December 31, 2022:

Iron Ore Mineral Reserves
as of December 31, 2022
	Proven		Probable		Proven & Probable		Process
(In millions of long tons)	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade	Recovery
Total Iron Ore	593	23.8	1,665	26.5	2,258	25.8	32%

Michigan	4	35.3	500	34.7	504	34.7	37%
Minnesota	589	23.7	1,165	23.0	1,754	23.2	31%

Hibbing[1]	67	18.7	8	18.7	75	18.7	26%
Minorca	95	23.7	7	25.1	102	23.8	34%
Northshore	299	25.3	519	24.1	818	24.6	29%
Tilden	4	35.3	500	34.7	504	34.7	37%
United Taconite	128	23.1	631	22.1	759	22.3	33%

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
Overall, mineral reserves estimates as of December 31, 2023, as compared to the prior-year period, decreased by 3%, which was driven by mining depletion.
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
37 | CLF 2023 FORM 10-K

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
Cliffs maintains exploration drill hole data in an externally-managed, access-controlled acQuire database that is backed up online at regularly scheduled intervals to provide data redundancy and security. Certification of database integrity is accomplished by both visual and statistical inspections comparing geology, assay values and survey locations cross-referenced back to laboratory data and geologic logs. Any discrepancies identified are corrected by referring to hard-copy assay and core log information archived in Cliffs' Mine Engineering department files. Prior to modeling, a secondary validation check is completed using built-in data validation routines in the modeling software.
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
For a discussion of comprehensive risk inherent in the estimation of mineral reserves, see Part I - Item 1A. Risk Factors - V. Sustainability and Development Risks - We rely on estimates of our recoverable mineral reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.
COAL MINING AND COKEMAKING
Princeton is a coal mining complex located in West Virginia that specializes in surface and underground mining of metallurgical coal to produce coke and pulverized coal injection coal. As of December 31, 2023, we have annual rated metallurgical coal production capacity of 1.8 million net tons from our Princeton mine. During the years ended December 31, 2023 and 2022, the mine produced 1.3 million and 1.5 million net tons of coal, respectively. We own 100% of the Princeton mine, which has been operating since 1995. We own 60% of the mineral rights and lease 40% via multiple mineral leases having varying expiration dates. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates. Princeton's operations consist of three open-pit surface mines, two underground mines, a preparation plant and two rail loadouts.
Our Monessen and Warren facilities produce furnace coke and related by-products in Monessen, Pennsylvania and Warren, Ohio, respectively. We also operate a cokemaking facility located within Burns Harbor. These facilities have an aggregate annual rated capacity of 2.6 million net tons. During the years ended December 31, 2023 and 2022, our cokemaking facilities produced 2.4 million and 2.1 million net tons of coke, respectively.
OTHER BUSINESSES
Our Tubular operating segment consists of our subsidiary Tubular Components, which has plants in Walbridge, Ohio and Columbus, Indiana. The Walbridge plant operates six electric resistance welded tube mills on owned property. The Columbus plant operates five electric resistance welded tube mills and four high-speed cold saws on leased property.
Our Tooling and Stamping operating segment consists of our subsidiary Tooling and Stamping and its related companies, which provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market across ten plants, of which certain of these are under long-term lease agreements, in Ontario, Alabama, Kentucky and Tennessee. Its facilities feature eight large-bed, hot-stamping presses, providing 14 lines of production; 82 cold-stamping presses ranging from 150 net tons to 3,000 net tons of pressing capacity; 18 large-bed, high-tonnage tryout presses with
38 | CLF 2023 FORM 10-K

prove-out capabilities for new tool builds; and 151 multi-axis welding assembly cells.
Our European operating segment consists of a metal distribution company that buys and sells steel, steel products and other materials. We operate out of six different European countries: the Netherlands, Italy, Germany, France, Spain and the United Kingdom.

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
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding that is pending in the United States Bankruptcy Court, District of Delaware. Mesabi Metallics alleges tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks, among other things, unspecified damages and injunctive relief. Cliffs and Cliffs Minnesota Land filed counterclaims against Mesabi Metallics, Chippewa Capital Partners ("Chippewa"), and Thomas M. Clarke ("Clarke") for tortious interference and civil conspiracy, as well as additional claims against Chippewa and Clarke for aiding and abetting tortious interference, for which we seek, among other things, damages and injunctive relief. Our counterclaim against Clarke for libel was dismissed on jurisdictional grounds. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi Metallics' leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which was denied on September 10, 2019. Discovery has been completed, and we have filed for summary judgment on all claims that Mesabi Metallics has asserted against us. Mesabi Metallics, Chippewa and Clarke have also filed for summary judgment on various claims and issues in the case. We believe the claims asserted against us are without merit, and we intend to continue to vigorously defend against all remaining claims in the lawsuit.
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
Burns Harbor Water Issues. In August 2019, ArcelorMittal Burns Harbor LLC (n/k/a Cleveland-Cliffs Burns Harbor LLC) suffered a loss of the blast furnace cooling water recycle system, which led to the discharge of cyanide and ammonia in excess of the Burns Harbor plant's NPDES permit limits. Since that time, the facility has taken numerous steps to prevent recurrence and maintain compliance with its NPDES permit. We engaged in settlement discussions with the U.S. Department of Justice, the EPA and the State of Indiana to resolve any alleged violations of environmental laws or regulations arising out of the August 2019 event. Later
39 | CLF 2023 FORM 10-K

stages of the settlement discussions included the Environmental Law and Policy Center (ELPC) and Hoosier Environmental Council (HEC), which had filed a lawsuit on December 20, 2019 in the U.S. District Court for the Northern District of Indiana alleging violations resulting from the August 2019 event and other Clean Water Act claims. On February 14, 2022, the United States and the State of Indiana filed a complaint and a proposed consent decree, and on April 21, 2022, the United States, with the consent of all of the parties, filed a motion seeking final approval of the consent decree from the court. The consent decree was approved by the court with an effective date of May 6, 2022. The consent decree requires specified enhancements to the mill's wastewater treatment systems and required us to pay a $3 million civil penalty, along with other terms and conditions. Other parties to the consent decree include the United States, the State of Indiana, ELPC and HEC. The ELPC/HEC civil litigation was dismissed with prejudice on May 12, 2022. In addition, ArcelorMittal Burns Harbor LLC was served with a subpoena on December 5, 2019, from the United States District Court for the Northern District of Indiana, relating to the August 2019 event. We responded to the subpoena requests, including follow-up requests, and we have been informed that the government has now closed its investigation. With the resolution of monetary sanctions and injunctive relief requirements under the consent decree, we do not believe that the costs to resolve any other third-party claims that arise out of the August 2019 event, including natural resource damages claims pending final resolution, are likely to have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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
40 | CLF 2023 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK EXCHANGE INFORMATION
Our common shares (ticker symbol CLF) are listed on the NYSE (New York Stock Exchange).
HOLDERS
At February 8, 2024, we had 2,526 shareholders of record.
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

		2018	2019	2020	2021	2022	2023
Cleveland-Cliffs Inc.	Return %	—	12.60	77.46	49.52	(26.00)	26.75
	Cumulative $	100.00	112.60	199.82	298.77	221.09	280.23
S&P 500 Index	Return %	—	31.48	18.39	28.68	(18.13)	26.26
	Cumulative $	100.00	131.48	155.66	200.30	163.99	207.05
S&P Metals and Mining Select Industry Index	Return %	—	14.70	15.97	34.94	13.12	21.51
	Cumulative $	100.00	114.70	133.02	179.50	203.05	246.73
S&P MidCap 400 Index	Return %	—	26.17	13.65	24.73	(13.10)	16.39
	Cumulative $	100.00	126.17	143.39	178.85	155.42	180.89
41 | CLF 2023 FORM 10-K

ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs[2]
October 1 - 31, 2023	7,796	$18.33	—	$608,285,509
November 1 - 30, 2023	3,165	16.79	—	608,285,509
December 1 - 31, 2023	601	17.30	—	608,285,509
Total	11,562	$17.85	—

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
Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2023 and 2022. A discussion related to our financial condition and results of operations for 2022 as compared to 2021 can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 14, 2023.
OVERVIEW
Throughout 2023, we continued to position the Company for long-term success as we had record steel shipments, with particular strength in automotive; significantly reduced our operational costs with greater emphasis on throughput and productivity; dramatically improved our balance sheet; reached our stated net debt target of $3.0 billion; returned substantial capital to shareholders through share repurchases; and continued to focus on our goal of reducing GHG emissions, all with an eye toward the future and in line with our consistent strategic objectives. As of December 31, 2023, we have a record level of liquidity of $4.5 billion. Our strong balance sheet and operational achievements further strengthens our position as an American leader in the steel industry as we continue to create value for all stakeholders of the Company.
2023 HIGHLIGHTS
•Net income of $450 million
•Adjusted EBITDA of $1.9 billion
•Revenues of $22 billion and third consecutive year of revenues over $20 billion
•Significantly reduced unit costs year-over-year
•Record steel shipments of 16.4 million net tons
•Record automotive shipments
•Reduced total outstanding long-term debt by $1.1 billion to $3.2 billion
•Net debt of $2.9 billion below stated target of $3.0 billion and lowest net debt level since becoming a steel company
•Reached record liquidity of $4.5 billion
42 | CLF 2023 FORM 10-K

•Returned $152 million in capital to shareholders through share repurchase program
•Net pension and OPEB liabilities of $586 million are lowest since becoming a steel company
•Successfully implemented Cliffs H surcharge for steel melted with HBI
•Continued focus on our goal of reducing GHG emissions
•Secured award of Nashwauk state mineral leases, which is expected to provide additional long-term iron ore reserves
We also continued our best practices from both a safety and environmental standpoint. During 2023, our safety Total Reportable Incident Rate (including contractors) was 1.22 per 200,000 hours worked. Throughout 2023, we continued to focus on our goal of reducing GHG emissions with our optimal utilization of HBI and scrap throughout our facilities, as well as efficient power generation through recycling of off-gases. We have also continued our partnership with the DOE as part of the Better Climate Challenge initiative, which was established in December 2021. We continue to pursue opportunities such as carbon capture and the use of hydrogen within our facilities. With the U.S. government awarding funding for the development of regional hydrogen hubs throughout the country, including near our largest facilities, we expect to dramatically increase our use of hydrogen gas as both a reducing agent and energy source as the clean hydrogen production facilities come online. Additionally, we have continued forming partnerships to develop renewable and clean energy sources - such as wind, solar and hydrogen - which will benefit our own environmental footprint while combating the global impacts of climate change.
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the years ended December 31, 2023, 2022 and 2021 (in millions, except for diluted EPS):

Total Revenue	Net Income	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions in 2023 were marked by notable volatility, driven by both improved light vehicle production but also inconsistent service center buying behavior. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $906 per net ton for 2023, which was 10% lower than 2022. Demand for steel from automotive manufacturers improved in 2023 as supply chain issues continued to ease and light vehicle sales increased. North American light vehicle production of 15.6 million units in 2023 was the highest since 2019. Demand for steel from service centers was adversely impacted at certain points of the year due to recessionary fears and the anticipation of, and ultimate occurrence of, the UAW strike at certain domestic automotive producers. During 2023, service center inventories were as low as 1.6 months of inventory on hand, significantly lower than the prior ten-year average of 2.2 months of inventory on hand. Low inventory levels generated significant demand for steel toward the end of 2023 as the UAW strike concluded and service centers needed to meet the continued healthy demand from their end-use customers. Additionally, steel imports remained unattractive for the majority of 2023 due to low pricing spreads between the U.S. and other regions. Looking forward, we expect domestic steel demand to remain healthy as automotive production continues to improve, service centers restock inventory and incremental steel demand stimulated by government legislation is realized.
The Infrastructure and Jobs Act, the CHIPS Act and Inflation Reduction Act should continue to provide meaningful support for overall domestic steel demand in the coming years. Our extensive portfolio of products should result in increased steel demand from some of our end markets. The Infrastructure and Jobs Act was signed into law in November 2021 and includes approximately $550 billion of authorized spending for new investments and programs. This legislation provides direct spending support for roads, bridges and other infrastructure projects, including upgrades to the domestic power grid and building out a national network of EV chargers. We expect to continue to benefit from these steel-intensive projects in the coming years as they will consume our hot-rolled, plate, electrical, rail and other steel products. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. Additionally, the on-shoring of manufacturing in the U.S. should reduce risk of supply chain issues in the future. The Inflation Reduction Act provides a tax credit for consumers who buy new EVs, which further incentivizes consumers to purchase vehicles in an environment where pent-up
43 | CLF 2023 FORM 10-K

demand is still very strong from a low unemployment rate, recent supply chain issues and lower than historical dealer inventory levels. The Inflation Reduction Act also provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. We expect to benefit from the spending related to this legislation for years to come.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During 2023, North American light vehicle production was approximately 15.6 million units, up from 14.3 million units in 2022, and the highest level since 2019. During 2023, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.5 million units sold, representing a 13% increase compared to 2022. North American light vehicle production in 2024 is estimated to exceed 2023 units, indicating continued strength from the automotive industry. Additionally, the average age of light vehicles on the road in the U.S. reached an all-time high during 2023, surpassing the previous record set in 2022, which should support demand as older vehicles need to be replaced. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from increased vehicle production over the coming years.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $390 per long ton. The busheling price averaged $488 per long ton during 2023. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
As for iron ore, the Platts 62% price averaged $120 per metric ton in 2023, which is 24% higher than the prior annual ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
OTHER FACTORS
On September 14, 2023, the UAW announced a simultaneous labor strike against three domestic automotive manufacturers, as each of the individual companies were unable to come to terms on a new labor agreement. The strike originally impacted one assembly plant at each company and was further expanded to additional facilities, including certain parts-distribution centers for each company. Steel demand remained strong from the automotive industry as the strike was limited to certain facilities, allowing the automotive manufacturers to continue production at other facilities within their footprint. On October 30, 2023, the UAW strike concluded after the UAW reached tentative labor deals with each of the three domestic automotive manufacturers. The conclusion of the strike led to increased demand in the fourth quarter of 2023 from automotive customers as well as service centers who had significantly reduced their inventory levels in anticipation of a broader strike.
In January 2023, we announced that we partnered with the USW and filed antidumping and countervailing duty petitions against eight countries related to unfairly traded tin and chromium coated sheet steel products. Tin mill products are used primarily for packaging applications, particularly canned food. We produce tin mill products at our Weirton, West Virginia operating facility and sell approximately 300,000 net tons per year, representing approximately two percent of total Company steel sales volumes. The U.S. Department of Commerce determined that imports of tin mill products from Canada, China, Germany and South Korea are being unfairly priced and dumped into the United States and that imports from China are being unfairly subsidized. On January 5, 2024, the U.S. Department of Commerce announced its final countervailing and antidumping determination of tin mill products. The U.S. Department of Commerce imposed countervailing subsidy rates on China ranging from 331.88% to 649.98%, based on the exporter. Final antidumping duty rates on tin and chromium-coated sheet steel products were imposed on Canada, China, Germany and South Korea ranging from 2.69% to 122.52%. However, on February 6, 2024, the U.S. International Trade Commission terminated the investigation on South Korea and reached negative determinations in the investigations on Canada, China and Germany. As a result, countervailing duties and antidumping duties will not be imposed on imports of tin and chromium-coated steel sheet products from these four countries.
During 2023, we significantly reduced costs compared to the prior year as we had higher production volume, normalized repair and maintenance spending, and inflationary pressures on input and energy costs eased. We expect to benefit further from reduced costs in 2024 as we have worked through higher cost inventory, production volumes should remain similar, and reductions in coal and alloy costs should mitigate any cost increases.
44 | CLF 2023 FORM 10-K

STEELMAKING RESULTS
COMPARISON OF 2023 TO 2022
The following is a summary of the Steelmaking segment operating results for the years ended December 31, 2023 and 2022 (dollars in millions, except for average selling price and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

2022	2023	2022	2023	2022	2023	2022	2023

STEEL PRODUCT REVENUE:		GROSS MARGIN %:		ADJUSTED EBITDA %:		AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$20,054	$19,237	11%	6%	14%	9%	$1,360	$1,171
REVENUE
The following tables represent our steel shipments by product and total revenues by market:

	Year Ended December 31,
(In thousands of net tons)	2023	2022	% Change
Steel shipments by product:
Hot-rolled steel	5,899	4,326	36%
Cold-rolled steel	2,389	2,286	5%
Coated steel	4,791	4,730	1%
Stainless and electrical steel	682	763	(11)%
Plate	899	880	2%
Slab and other steel products	1,772	1,766	—%
Total steel shipments by product	16,432	14,751	11%

	Year Ended December 31,
(In millions)	2023	2022	% Change
Steelmaking revenues by market:
Direct automotive	$7,440	$6,661	12%
Infrastructure and manufacturing	5,612	5,869	(4)%
Distributors and converters	5,330	6,388	(17)%
Steel producers	2,949	3,465	(15)%
Total Steelmaking revenues by market	$21,331	$22,383	(5)%
Revenues decreased by 5% during the year ended December 31, 2023, as compared to the prior year, primarily due to:
•A decrease in revenues from the distributors and converters market of $1,058 million, or 17%, predominantly due to the average HRC price declining, which was partially offset by increased hot-rolled steel shipments; and
•A decrease in revenues from the steel producers market of $516 million, or 15%, which was primarily due to the decrease in pricing indices for slabs and busheling scrap.
•These decreases were partially offset by an increase in revenues from the direct automotive market of $779 million, or 12%, predominantly due to increases in selling prices as a result of favorable renewals of annual fixed price contracts and an increase in shipments.
45 | CLF 2023 FORM 10-K

GROSS MARGIN
Gross margin decreased by $1,117 million, or 45%, during the year ended December 31, 2023, as compared to the prior year, primarily due to:
•A decrease in selling prices (approximately $2.4 billion impact) predominantly due to lower spot prices, which was partially offset by favorable renewals of annual sales contracts.
•This decrease was partially offset by a decrease in costs of production (approximately $700 million impact) driven by lower raw materials and utility costs, including natural gas, coal, coke, alloys and scrap, coupled with decreased maintenance costs; and
•An increase in sales volumes (approximately $500 million impact).
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the year ended December 31, 2023, decreased by $1,216 million, as compared to 2022, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $549 million and $439 million of Selling, general and administrative expenses for the years ended December 31, 2023 and 2022, respectively.
CONSOLIDATED RESULTS
COMPARISON OF 2023 TO 2022
REVENUES AND GROSS MARGIN
During the year ended December 31, 2023, our consolidated Revenues decreased by $993 million, compared to 2022. The decrease was primarily due to the decrease in the average steel product selling price of $189 per net ton, partially offset by the increase of 1.7 million net tons of steel shipments from our Steelmaking segment.
During the year ended December 31, 2023, our consolidated gross margin decreased by $1,127 million, as compared to 2022. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $112 million during the year ended December 31, 2023, as compared to 2022. The increase primarily relates to employment-related costs, including higher incentive compensation, and external service costs.
GOODWILL IMPAIRMENT
Our 2023 annual goodwill impairment analysis resulted in an impairment charge of $125 million for goodwill related to our Tooling and Stamping reporting unit. Refer to "— Market Risks" below for further detail.
MISCELLANEOUS – NET
Miscellaneous expense decreased by $110 million for the year ended December 31, 2023, as compared to 2022. The decrease in miscellaneous expense for the year ended December 31, 2023, was primarily related to the $63 million gain on sale of business, along with lower idle expenses as compared to the prior year. Additionally, in 2022, we had a $29 million asset impairment, which was not repeated in 2023. These decreases were partially offset by the higher expenses in 2023 related to our asset retirement obligations for our indefinitely idled and closed operations as a result of our three-year detailed assessment.
LOSS ON EXTINGUISHMENT OF DEBT
The loss on extinguishment of debt of $75 million for the year ended December 31, 2022 primarily resulted from the redemption of all $607 million aggregate principal amount of our outstanding 9.875% 2025 Senior Secured Notes in April 2022 and the redemption of all $294 million aggregate principal amount of our outstanding 1.500% 2025 Convertible Senior Notes in January 2022. The losses were partially offset by the net gain on extinguishment for the repurchase of $417 million aggregate principal amount of our outstanding industrial revenue bonds and senior notes of various series.
INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	Year Ended December 31,
(In millions)	2023	2022
Income tax expense	$(148)	$(423)
Effective tax rate	25%	23%
46 | CLF 2023 FORM 10-K

A reconciliation of our income tax attributable to continuing operations compared to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
(In millions)	2023		2022
Tax at U.S. statutory rate	$125	21%	$377	21%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(32)	(5)	(49)	(3)
Valuation allowance	14	2	—	—
Unrecognized tax benefits	7	1	2	—
State taxes, net	28	5	71	4
Federal & state provision to return	(20)	(3)	27	1
Income not subject to tax	(11)	(2)	(9)	—
Goodwill impairment	26	4	—	—
Other items, net	11	2	4	—
Provision for income tax expense and effective income tax rate including discrete items	$148	25%	$423	23%
The decrease in income tax expense in 2023, as compared to the prior year, is predominantly related to the decrease in the pre-tax book income year-over-year.
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
The following table provides a summary of our cash flow:

	Year Ended December 31,
(In millions)	2023	2022
Cash flows provided by (used in):
Operating activities	$2,267	$2,423
Investing activities	(591)	(936)
Financing activities	(1,504)	(1,509)
Net increase (decrease) in cash and cash equivalents	$172	$(22)

Free cash flow[1]	$1,621	$1,480

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
The recent market environment has provided us opportunities to reduce our debt and return capital to shareholders with our free cash flow generation. We also continue to look at the composition of our debt, as we are interested in both extending our average maturity length and increasing our ratio of unsecured debt to secured debt, which can be accomplished with cash provided by operating activities. During 2023, we took action in alignment with our capital allocation priorities, as follows:
•We issued $750 million aggregate principal amount of our 6.750% 2030 Senior Notes. The net proceeds from the 6.750% 2030 Senior Notes issuance were used to repay a portion of the borrowings under our ABL Facility. The transaction increased our financial flexibility and liquidity, extended our debt maturity profile, and was effectively leverage and interest expense neutral.
•We entered into the Fourth ABL Amendment, which, among other things, extended the maturity date of our ABL Facility to June 9, 2028, and increased the overall commitments under our ABL Facility to $4.75 billion, which added $250 million of commitments.
•We used our free cash flow to reduce the total principal of our long-term debt by $1.1 billion.
•We returned capital to shareholders through our share repurchase program, repurchasing 10.4 million common shares at a cost of $152 million in the aggregate.
47 | CLF 2023 FORM 10-K

These actions with respect to our debt give us additional flexibility and liquidity, along with extending our average debt maturity date, which will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Additionally, we expect to have opportunities to continue to reduce our debt and return capital to shareholders with our free cash flow generation during 2024. As of December 31, 2023, we had $1.5 billion aggregate principal amount outstanding of callable notes and had $608 million remaining under the authorization of our share repurchase program.
CASH FLOWS
OPERATING ACTIVITIES

	Year Ended December 31,
(In millions)	2023	2022	Variance
Net income	$450	$1,376	$(926)
Non-cash adjustments to net income	1,125	1,218	(93)
Income taxes	122	(22)	144
Pension and OPEB payments and contributions	(94)	(204)	110
Working capital (receivables, inventories, payables and other liabilities)	664	55	609
Net cash provided by operating activities	$2,267	$2,423	$(156)
The variance was driven by:
•A $1,019 million decrease in net income after adjustments for non-cash items due to lower gross margins resulting from a decrease in selling prices for our steel products, which was partially offset by an increase in sales volumes and a decrease in costs of production. See "— Steelmaking Results" above for further detail on our operating results.
•A $110 million decrease in payments and contributions relating to our pension and OPEB plans. As part of the 2022 USW labor negotiations, we paused the contribution requirement to the Cleveland-Cliffs Steel LLC VEBA plan and introduced certain Medicare-eligible retirees to Medicare Advantage plans. Additionally, we negotiated favorable Medical Advantage Prescription Drug healthcare rates, which went into effect January 1, 2023.
•A $609 million increase in cash provided for working capital is primarily due to a decrease in inventories resulting from lower costs of steel driven by higher production, cost control and lower raw material costs.
INVESTING ACTIVITIES

	Year Ended December 31,
(In millions)	2023	2022	Variance
Purchase of property, plant and equipment	$(646)	$(943)	$297
Acquisitions, net of cash acquired	—	(31)	31
Other	55	38	17
Net cash used by investing activities	$(591)	$(936)	$345
The variance was driven by:
•A $297 million decrease in cash used for capital expenditures. We incurred higher capital expenditures in 2022 compared to 2023 primarily relating to sustaining capital expenditures, including the completion of a reline of blast furnace #5 at Cleveland Works during the third quarter of 2022. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of the 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expense in 2023. Included within cash used for capital expenditures was $25 million for the year ended December 31, 2023, compared to $12 million for the year ended December 31, 2022, related to our non-owned SunCoke Middletown VIE. Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety.
FINANCING ACTIVITIES

	Year Ended December 31,
(In millions)	2023	2022	Variance
Net borrowings (repayments) of debt	$750	$(1,358)	$2,108
Net borrowings (repayments) under credit facilities	(1,864)	255	(2,119)
Repurchase of common shares	(152)	(240)	88
Other	(238)	(166)	(72)
Net cash used by financing activities	$(1,504)	$(1,509)	$5
48 | CLF 2023 FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under the ABL Facility and access to capital markets. Cash and cash equivalents, which totaled $198 million as of December 31, 2023, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility gives us $4.5 billion in liquidity as of December 31, 2023. During 2023, we issued $750 million in aggregate principal amount of our 6.750% 2030 Senior Notes. We used the net proceeds from the offering to repay a portion of the borrowings under our ABL Facility, increasing our liquidity. Additionally, during 2023, we entered into the Fourth ABL Amendment to our ABL Facility, increasing the commitments thereunder by $250 million. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which now matures in June 2028, has a maximum borrowing base of $4.75 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of December 31, 2023, outstanding letters of credit totaled $56 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of December 31, 2023, we were in compliance with all of our ABL Facility covenants.
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
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for more information on our ABL Facility and debt.
MATERIAL CASH REQUIREMENTS
We have material cash requirements for known contractual obligations and commitments for the following:
CAPITAL EXPENDITURES
We anticipate total cash used for capital expenditures during the next 12 months to be between $675 and $725 million, which primarily consists of sustaining capital spend. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of the 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expense in 2023. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.
DEBT
We have principal long-term debt of $3,192 million with maturities starting in 2026. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further information on our long-term debt and interest.
LEASE OBLIGATIONS
We have future minimum lease payments under noncancellable finance and operating leases. As of December 31, 2023, the current and long-term liabilities for our lease obligations were $90 million and $363 million, respectively. Refer to NOTE 12 - LEASE OBLIGATIONS for further information.
POST-RETIREMENT EMPLOYEE BENEFITS
We make both required and discretionary pension contributions. Required contributions are based on minimum funding requirements pursuant to ERISA regulations. We expect to make $122 million in pension contributions and payments in 2024. The cash requirements for our OPEB plans consist of VEBA contributions and direct payments from corporate assets primarily for medical and drug costs. We expect to make $66 million in OPEB contributions and payments from corporate assets in 2024. Contributions and payments in future years can significantly change and will depend on the actual returns on assets, discount rates, actual health care trend rates, government regulations, changes to employee benefits through labor agreements and other demographic factors. Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES and NOTE 13 - ASSET RETIREMENT OBLIGATIONS for further information on our environmental and asset retirement obligations.
SHARE REPURCHASE PROGRAM
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. As of December 31, 2023, there was $608 million remaining under the authorization. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.
49 | CLF 2023 FORM 10-K

OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to certain off-balance sheet arrangements that are not reflected on our Statements of Consolidated Financial Position. These arrangements include unconditional purchase obligations, surety bonds and letters of credit. Our unconditional purchase obligations include minimum "take or pay" commitments, such as minimum electric power demand charges, minimum coal, diesel and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments.
We use surety bonds and letters of credit to provide financial assurance for certain obligations. As of December 31, 2023, we had $260 million of outstanding surety bonds and surety-backed letters of credit. The use of surety bonds and surety-backed letters of credit has no impact on our liquidity. Additionally, as of December 31, 2023, we had $56 million of outstanding letters of credit issued under our ABL Facility, which reduced our availability thereunder.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES for further information on our unconditional purchase obligations, surety bonds and surety-backed letters of credit.
NON-GAAP FINANCIAL MEASURES
The following provides a description and reconciliation of each of our non-GAAP financial measures to its most directly comparable respective GAAP measure. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of these measures may be different from non-GAAP financial measures used by other companies.
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
The following table provides a reconciliation of our Net income to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$450	$1,376	$3,033
Less:
Interest expense, net	(289)	(276)	(337)
Income tax expense	(148)	(423)	(773)
Depreciation, depletion and amortization	(973)	(1,034)	(897)
Total EBITDA	$1,860	$3,109	$5,040
Less:
EBITDA from noncontrolling interests[1]	$83	$74	$75
Acquisition-related expenses and adjustments	(12)	(1)	(197)
Goodwill impairment	(125)	—	—
Non-cash gain on sale of business	28	—	—
Loss on extinguishment of debt	—	(75)	(88)
Asset impairment	—	(29)	—
Other, net	(25)	(29)	(27)
Total Adjusted EBITDA	$1,911	$3,169	$5,277

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$51	$41	$45
Depreciation, depletion and amortization	32	33	30
EBITDA of noncontrolling interests	$83	$74	$75
50 | CLF 2023 FORM 10-K

The following table provides a summary of our Adjusted EBITDA by segment:

	Year Ended December 31,
(In millions)	2023	2022
Adjusted EBITDA:
Steelmaking	$1,873	$3,089
Other Businesses	43	69
Eliminations	(5)	11
Total Adjusted EBITDA	$1,911	$3,169
FREE CASH FLOW
Free cash flow is a non-GAAP measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flow to free cash flow:

	Year Ended December 31,
(In millions)	2023	2022
Net cash provided by operating activities	$2,267	$2,423
Purchase of property, plant and equipment	(646)	(943)
Free cash flow	$1,621	$1,480
NET DEBT
Net debt is a non-GAAP financial measure that management uses in evaluating financial position. Net debt is defined as long-term debt less cash and cash equivalents. Management believes net debt is an important measure of our financial position due to the amount of cash and cash equivalents on hand.
The following table provides a reconciliation of our long-term debt to net debt:

(In millions)	December 31, 2023	December 31, 2022
Long-term debt	$3,137	$4,249
Less: Cash and cash equivalents	198	26
Net debt	$2,939	$4,223
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of December 31, 2023 have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes issued by Cleveland-Cliffs Inc. on a senior secured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of December 31, 2023. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of December 31, 2023.
As of December 31, 2023, the guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes and the 4.875% 2031 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
51 | CLF 2023 FORM 10-K

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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Condensed Consolidated Financial Position of the obligated group:

December 31,
(In millions)	2023
Current assets	$7,150
Non-current assets	10,111
Current liabilities	(4,283)
Non-current liabilities	(5,463)
The following table is summarized combined financial information from the Statements of Condensed Consolidated Operations of the obligated group:

Year Ended
(In millions)	December 31, 2023
Revenues	$21,694
Cost of goods sold	(20,263)
Income from continuing operations	531
Net income	532
Net income attributable to Cliffs shareholders	532
As of December 31, 2023 and 2022, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

December 31,
(In millions)	2023
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$743
Accounts payable	(1,004)

Balances with other related parties:
Accounts receivable, net	$5
Accounts payable	(11)
Additionally, for the year ended December 31, 2023, the obligated group had Revenues of $110 million and Cost of goods sold of $81 million, in each case with other related parties.
MARKET RISKS
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
52 | CLF 2023 FORM 10-K

PRICING RISKS
In the ordinary course of business, we are exposed to market risk and price fluctuations related to the sale of our products, which are impacted primarily by market prices for HRC and other related spot pricing indices, and the purchase of energy and raw materials used in our operations, which are impacted by market prices for natural gas, electricity, ferrous and stainless steel scrap, metallurgical coal, coke, zinc, chrome, nickel and other alloys. Our strategy to address market risk has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we make forward physical purchases and enter into hedge contracts to manage exposure to price risk related to the purchases of certain raw materials and energy used in the production process.
Our financial results can vary for our operations as a result of fluctuations in market prices. We attempt to mitigate these risks by aligning fixed and variable components in our customer pricing contracts, supplier purchasing agreements and derivative financial instruments.
Some customer contracts have fixed pricing terms, which increase our exposure to fluctuations in raw material and energy costs. To reduce our exposure, we enter into annual, fixed price agreements for certain raw materials. Some of our existing multi-year raw material supply agreements have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed our needs. Absent exceptions for force majeure and other circumstances affecting the legal enforceability of the agreements, these minimum purchase requirements may compel us to purchase quantities of raw materials that could significantly exceed our anticipated needs or pay damages to the supplier for shortfalls. In these circumstances, we would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that we would not be successful in reducing purchase quantities, either through negotiation or litigation. If that occurred, we would likely be required to purchase more of a particular raw material in a particular year than we need, negatively affecting our results of operations and cash flows.
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
Our strategy to address volatile natural gas rates and electricity rates includes improving efficiency in energy usage, identifying alternative providers and utilizing the lowest cost alternative fuels. If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we routinely evaluate the use of derivative instruments to hedge market risk. As a result, we use cash-settled commodity price swaps to hedge a portion of our exposure from our natural gas and electricity requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of December 31, 2023, due to a 10% and 25% change in the market price of each of the indicated commodities:

	(In millions)
Commodity Derivative	10% Change	25% Change
Natural gas	$53	$131
Electricity	15	36
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
53 | CLF 2023 FORM 10-K

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
Our 2023 annual goodwill impairment analysis resulted in an impairment charge of $125 million for goodwill related to our Tooling and Stamping reporting unit. The decline in the fair value of our Tooling and Stamping reporting unit below its carrying value during 2023 resulted from forgoing previous investment and capital plans in favor of other opportunities and an increase in the discount rate. No impairment charges were identified in connection with our annual goodwill assessment with respect to our other identified reporting units. We determined that our other identified reporting units were not at risk of failing the goodwill impairment test as of December 31, 2023.
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
During the year ended December 31, 2023, we concluded there were no triggering events resulting in the need for an asset impairment assessment except for our Tooling and Stamping operations. The goodwill impairment we recorded at our Tooling and Stamping operations was deemed a triggering event; however, the other long-lived assets recoverability assessment did not result in an asset impairment charge.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of December 31, 2023, we had no outstanding borrowings under our ABL Facility. For a discussion of the attendant risk, see Part I - Item 1A. Risk Factors - III. Financial Risks - Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior notes, ABL Facility and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
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
54 | CLF 2023 FORM 10-K

IRON ORE MINERAL RESERVES
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
We use our mineral reserve estimates, combined with our estimated annual production levels and operating scenarios, to determine the mine closure dates utilized in recording the fair value liability for asset retirement obligations for our active operating mines. Since the liability represents the present value of the expected future obligation, a significant change in mineral reserves or mine lives could have a substantial effect on the recorded obligation. We also utilize mineral reserves for evaluating potential impairments of goodwill and mine asset groups as they are indicative of future cash flows and in determining maximum useful lives utilized to calculate depreciation, depletion and amortization of long-lived mine assets. The consolidated asset retirement obligation balance was $459 million as of December 31, 2023, of which $171 million related to active iron ore mine operations. Refer to NOTE 13 - ASSET RETIREMENT OBLIGATIONS for further information.
ASSET RETIREMENT OBLIGATIONS
The accrued closure obligation is related to our indefinitely idled and closed iron ore mining operations and provides for contractual and legal obligations associated with the eventual closure of our active operations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments. In 2023, we employed third-party specialists to assist in the evaluation. Our obligations are determined based on detailed estimates adjusted for factors that a market participant would consider (e.g., inflation, overhead and profit), which are escalated at an assumed rate of inflation to the estimated closure dates and then discounted using the current credit-adjusted risk-free interest rate. The estimate also incorporates incremental increases in the closure cost estimates and changes in estimates of mine lives for our active mine sites. The closure date for each of our active mine sites is determined based on the exhaustion date of the remaining mineral reserves, which is dependent on our estimate of mineral reserves. The estimated obligations for our active mine sites are particularly sensitive to the impact of changes in mine lives given the difference between the inflation and discount rates. Asset retirement obligations at our steelmaking operations primarily include the closure and post-closure care for on-site landfills and other waste containment facilities. Asset retirement obligations have been recorded at present values using settlement dates based on when we expect these facilities to reach capacity and close. Changes in the base estimates of legal and contractual closure costs due to changes in legal or contractual requirements, available technology, inflation, overhead or profit rates also could have a significant impact on the recorded obligations. Refer to NOTE 13 - ASSET RETIREMENT OBLIGATIONS, for further information.
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
Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
At December 31, 2023 and 2022, we had a valuation allowance of $396 million and $390 million, respectively, against our deferred tax assets. At December 31, 2023 and 2022, the valuation allowance on our U.S. deferred tax assets was $40 million and $48 million, respectively, and the valuation allowance on our foreign deferred tax assets was $356 million and $342 million, respectively.
55 | CLF 2023 FORM 10-K

During 2023, we recorded a $14 million valuation allowance against a portion of our Canadian deferred tax assets due to losses in recent years. We intend to maintain a valuation allowance against these deferred tax assets, unless and until sufficient positive evidence exists to support the realization of such assets. Our losses in Luxembourg in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in that jurisdiction. We intend to maintain a valuation allowance against the deferred tax assets related to these operating losses, unless and until sufficient positive evidence exists to support the realization of such assets.
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
EMPLOYEE RETIREMENT BENEFIT OBLIGATIONS
We sponsor various defined benefit pension plans and OPEB plans for certain current employees and retirees. For accounting purposes, we use various actuarial assumptions and methodologies to measure the plan obligations, assets and related net periodic benefit cost or credit at the end of each year. These assumptions include discount rates, expected return on plan assets, mortality rates, rates of compensation increase, healthcare trend rates and certain demographic assumptions. Assumptions and calculations are reviewed by management and reflect our best estimates and judgment. Future changes in assumptions or differences between actual and expected can significantly impact the future funded status of our plans as well as their related net periodic benefit cost or credit.
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
The expected return on plan assets are calculated on a plan-by-plan basis and take into account each plan's strategic asset allocation. The calculation of rates by asset class are based primarily on our future expected returns and take into consideration the duration of the cash flows, active management and fees. The difference between our expected return on plan assets assumptions and the actual returns are recorded in AOCI and ultimately affects future earnings in subsequent years. Although our actual returns will likely differ from our estimate on any given year, the returns over the long term are expected to match our assumptions. In 2024, our weighted average expected return on assets for pension and OPEB plans will increase from 7.66% to 7.85% and from 5.87% to 5.94%, respectively.
Cumulative actuarial gains and losses will be amortized to expense using the corridor method, where gains and losses are recognized if they exceed 10% of the greater of the fair value of plan assets or the plans' benefit obligations. The amortization period will vary by plan.
The following are sensitivities of potential further changes in these key assumptions on the estimated 2024 pension and OPEB expense and the pension and OPEB obligations as of December 31, 2023:

	Increase (Decrease) in Expense		Increase in Benefit Obligation
(In millions)	Pension	OPEB	Pension	OPEB
Decrease discount rate 0.25%	$(3)	$1	$93	$22
Decrease return on assets 1.00%	41	7	N/A	N/A
Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
56 | CLF 2023 FORM 10-K

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
•uncertainties associated with the highly competitive and cyclical steel industry and our reliance on the demand for steel from the automotive industry;
•potential weaknesses and uncertainties in global economic conditions, excess global steelmaking capacity, oversupply of iron ore, prevalence of steel imports and reduced market demand;
•severe financial hardship, bankruptcy, temporary or permanent shutdowns or operational challenges of one or more of our major customers, key suppliers or contractors, which, among other adverse effects, could disrupt our operations or lead to reduced demand for our products, increased difficulty collecting receivables, and customers and/or suppliers asserting force majeure or other reasons for not performing their contractual obligations to us;
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
•our ability to maintain adequate liquidity, our level of indebtedness and the availability of capital could limit our financial flexibility and cash flow necessary to fund working capital, planned capital expenditures, acquisitions, and other general corporate purposes or ongoing needs of our business, or to repurchase our common shares;
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
•supply chain disruptions or changes in the cost, quality or availability of energy sources, including electricity, natural gas and diesel fuel, critical raw materials and supplies, including iron ore, industrial gases, graphite electrodes, scrap metal, chrome, zinc, other alloys, coke and metallurgical coal, and critical manufacturing equipment and spare parts;
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
57 | CLF 2023 FORM 10-K

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
Forward-looking and other statements in this Annual Report on Form 10-K regarding our GHG reduction plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our market risk is presented under the caption "Market Risks," which is included in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and is incorporated by reference and made a part hereof.
58 | CLF 2023 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	December 31,
(In millions, except share information)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$198	$26
Accounts receivable, net	1,840	1,960
Inventories	4,460	5,130
Other current assets	138	306
Total current assets	6,636	7,422
Non-current assets:
Property, plant and equipment, net	8,895	9,070
Goodwill	1,005	1,130
Pension and OPEB assets	329	356
Other non-current assets	672	777
TOTAL ASSETS	$17,537	$18,755
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,099	$2,186
Accrued employment costs	511	429
Accrued expenses	380	383
Other current liabilities	518	551
Total current liabilities	3,508	3,549
Non-current liabilities:
Long-term debt	3,137	4,249
Pension and OPEB liabilities	821	1,058
Deferred income taxes	639	590
Other non-current liabilities	1,310	1,267
TOTAL LIABILITIES	9,415	10,713
Commitments and contingencies (See NOTE 20)
Equity:
Common Shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2022 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2022 - 531,051,530 shares);
Outstanding - 504,886,773 shares (2022 - 513,340,779 shares)	66	66
Capital in excess of par value of shares	4,861	4,871
Retained earnings	1,733	1,334
Cost of 26,164,757 common shares in treasury (2022 - 17,710,751 shares)	(430)	(310)
Accumulated other comprehensive income	1,657	1,830
Total Cliffs shareholders' equity	7,887	7,791
Noncontrolling interests	235	251
TOTAL EQUITY	8,122	8,042
TOTAL LIABILITIES AND EQUITY	$17,537	$18,755
The accompanying notes are an integral part of these consolidated financial statements.
59 | CLF 2023 FORM 10-K

STATEMENTS OF CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Revenues	$21,996	$22,989	$20,444
Operating costs:
Cost of goods sold	(20,605)	(20,471)	(15,910)
Selling, general and administrative expenses	(577)	(465)	(422)
Acquisition-related costs	(12)	(4)	(20)
Goodwill impairment	(125)	—	—
Miscellaneous – net	—	(110)	(80)
Total operating costs	(21,319)	(21,050)	(16,432)
Operating income	677	1,939	4,012
Other income (expense):
Interest expense, net	(289)	(276)	(337)
Loss on extinguishment of debt	—	(75)	(88)
Net periodic benefit credits other than service cost component	204	212	210
Other non-operating income (loss)	5	(4)	6
Total other expense	(80)	(143)	(209)
Income from continuing operations before income taxes	597	1,796	3,803
Income tax expense	(148)	(423)	(773)
Income from continuing operations	449	1,373	3,030
Income from discontinued operations, net of tax	1	3	3
Net income	450	1,376	3,033
Net income attributable to noncontrolling interests	(51)	(41)	(45)
Net income attributable to Cliffs shareholders	$399	$1,335	$2,988

Earnings per common share attributable to Cliffs shareholders - basic
Continuing operations	$0.78	$2.57	$5.62
Discontinued operations	—	—	0.01
	$0.78	$2.57	$5.63
Earnings per common share attributable to Cliffs shareholders - diluted
Continuing operations	$0.78	$2.55	$5.35
Discontinued operations	—	—	0.01
	$0.78	$2.55	$5.36
The accompanying notes are an integral part of these consolidated financial statements.
60 | CLF 2023 FORM 10-K

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$450	$1,376	3,033
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(20)	1,298	684
Changes in derivative financial instruments, net of tax	(154)	(84)	69
Changes in foreign currency translation	1	(2)	(2)
Total other comprehensive income (loss)	(173)	1,212	751
Comprehensive income	277	2,588	3,784
Comprehensive income attributable to noncontrolling interests	(51)	(41)	(45)
Comprehensive income attributable to Cliffs shareholders	$226	$2,547	$3,739
The accompanying notes are an integral part of these consolidated financial statements.
61 | CLF 2023 FORM 10-K

STATEMENTS OF CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Year Ended December 31,
(In millions)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$450	$1,376	$3,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	973	1,034	897
Deferred income taxes	114	90	767
Pension and OPEB credits	(163)	(132)	(103)
Goodwill impairment	125	—	—
Loss on extinguishment of debt	—	75	88
Amortization of inventory step-up	—	—	161
Other	76	151	139
Changes in operating assets and liabilities, net of business combination:
Accounts receivable, net	120	197	(754)
Inventories	670	64	(1,370)
Income taxes	122	(22)	(136)
Pension and OPEB payments and contributions	(94)	(204)	(343)
Payables, accrued employment and accrued expenses	4	(70)	457
Other, net	(130)	(136)	(51)
Net cash provided by operating activities	2,267	2,423	2,785
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(646)	(943)	(705)
Acquisition of FPT, net of cash acquired	—	(31)	(761)
Acquisition of ArcelorMittal USA, net of cash acquired	—	—	54
Other investing activities	55	38	33
Net cash used by investing activities	(591)	(936)	(1,379)
FINANCING ACTIVITIES
Repurchase of common shares	(152)	(240)	—
Series B Redeemable Preferred Stock redemption	—	—	(1,343)
Proceeds from issuance of common shares	—	—	322
Proceeds from issuance of debt	750	—	1,000
Repayments of senior notes	—	(1,358)	(1,372)
Borrowings under credit facilities	3,004	5,749	5,962
Repayments under credit facilities	(4,868)	(5,494)	(5,889)
Debt issuance costs	(34)	—	(20)
Other financing activities	(204)	(166)	(130)
Net cash used by financing activities	(1,504)	(1,509)	(1,470)
Net increase (decrease) in cash and cash equivalents	172	(22)	(64)
Cash and cash equivalents at beginning of year	26	48	112
Cash and cash equivalents at end of year	$198	$26	$48
The accompanying notes are an integral part of these consolidated financial statements.
62 | CLF 2023 FORM 10-K

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Cliffs Shareholders
(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI (Loss)	Non- controlling Interests	Total
December 31, 2020	477.5	$63	$5,431	$(2,989)	$(354)	$(133)	$323	$2,341
Comprehensive income	—	—	—	2,988	—	751	45	3,784
Issuance of common shares	20.0	—	78	—	244	—	—	322
Stock and other incentive plans	2.6	—	(8)	—	28	—	—	20
Series B Redeemable Preferred Stock redemption	—	—	(604)	—	—	—	—	(604)
1.500% 2025 Convertible Senior Notes redemption	—	—	(5)	—	—	—	—	(5)
Acquisition of ArcelorMittal USA - Measurement period adjustments	—	—	—	—	—	—	(22)	(22)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(62)	(62)
December 31, 2021	500.1	63	4,892	(1)	(82)	618	284	5,774
Comprehensive income	—	—	—	1,335	—	1,212	41	2,588
Stock and other incentive plans	1.5	—	7	—	12	—	—	19
1.500% 2025 Convertible Senior Notes redemption	24.2	3	(28)	—	—	—	—	(25)
Common share repurchases	(12.5)	—	—	—	(240)	—	—	(240)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(74)	(74)
December 31, 2022	513.3	66	4,871	1,334	(310)	1,830	251	8,042
Comprehensive income (loss)	—	—	—	399	—	(173)	51	277
Stock and other incentive plans	2.0	—	(10)	—	33	—	—	23
Common share repurchases, net of excise tax	(10.4)	—	—	—	(153)	—	—	(153)
Net distributions to noncontrolling interests	—	—	—	—	—		(67)	(67)
December 31, 2023	504.9	$66	$4,861	$1,733	$(430)	$1,657	$235	$8,122
The accompanying notes are an integral part of these consolidated financial statements.
63 | CLF 2023 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
NATURE OF BUSINESS
We are the largest flat-rolled steel producer in North America. Founded in 1847 as a mine operator, we are also the largest manufacturer of iron ore pellets in North America. We are vertically integrated from mined raw materials, direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are the largest supplier of steel to the automotive industry in North America and serve a diverse range of other markets due to our comprehensive offering of flat-rolled steel products. Headquartered in Cleveland, Ohio, we employ approximately 28,000 people across our operations in the United States and Canada, of which approximately 20,000 were represented by labor unions under various agreements. More than 90% of our hourly workforce is represented by three prominent unions - USW, UAW and IAM.
Unless otherwise noted, discussion of our business and results of operations in this Annual Report on Form 10-K refers to our continuing operations.
BUSINESS OPERATIONS
We are organized into four operating segments based on differentiated products, Steelmaking, Tubular, Tooling and Stamping and European Operations. We primarily operate through one reportable segment – the Steelmaking segment.
BASIS OF CONSOLIDATION
The consolidated financial statements consolidate our accounts and the accounts of our wholly owned subsidiaries, all subsidiaries in which we have a controlling interest and VIEs for which we are the primary beneficiary. All intercompany transactions and balances are eliminated upon consolidation.
INVESTMENTS IN AFFILIATES
We have investments in several businesses accounted for using the equity method of accounting. These investments are included within our Steelmaking segment. We review an investment for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.
Our investment in affiliates of $123 million and $133 million as of December 31, 2023 and 2022, respectively, was classified in Other non-current assets.
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
64 | CLF 2023 FORM 10-K

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
For derivative instruments that have been designated as cash flow hedges, the changes in fair value are recorded in Accumulated other comprehensive income. Amounts recorded in Accumulated other comprehensive income are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer reasonably possible of occurring. The cash flows resulting from these derivative instruments are classified in Other, net in operating activities on the Statements of Consolidated Cash Flows.
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
GOODWILL
Goodwill represents the excess purchase price paid over the fair value of the net assets from an acquisition. Goodwill is not amortized for financial statement purposes. Goodwill is tested on a qualitative or quantitative basis for impairment at the reporting unit level on an annual basis on October 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have an unconditional option to bypass the qualitative test for any reporting unit in any period and proceed directly to performing the quantitative test. Should our qualitative test indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative test to determine the amount of impairment, if any, to the carrying value of the reporting unit and its associated goodwill.
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
65 | CLF 2023 FORM 10-K

Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Short-term leases (leases with an initial lease term of 12 months or less) are not recognized on the Statements of Consolidated Financial Position. Operating lease expense is recognized on a straight-line basis over the lease term.
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
The actuarial estimates of the PBO (Projected benefit obligation) and APBO (Accumulated postretirement benefit obligation) incorporate various assumptions including the discount rates, the rates of increases in compensation, healthcare cost trend rates, mortality, retirement timing, employee turnover and other demographic assumptions. The discount rate is determined based on the prevailing year-end rates for high-grade corporate bonds with a duration matching the expected cash flow timing of the benefit payments from the various plans. The remaining assumptions are based on our estimates of future events by incorporating historical trends and future expectations. The amount of net periodic cost that is recorded in the Statements of Consolidated Operations consists of several components including service cost, interest cost, expected return on plan assets, and amortization of previously unrecognized amounts. Service cost represents the value of the benefits earned in the current year by the participants. Interest cost represents the cost associated with the passage of time. Certain items, such as plan amendments, gains and/or losses resulting from differences between actual and assumed results for demographic and economic factors affecting the obligations and assets of the plans, and changes in other assumptions are subject to deferred recognition for income and expense purposes. The expected return on plan assets is calculated on a plan-by-plan basis using each plan's strategic asset allocation and our expected long-term capital market return assumptions. Service costs are classified within Cost of goods sold, Selling, general and administrative expenses and Miscellaneous – net while the interest cost, expected return on assets, amortization of prior service costs/credits, net actuarial gain/loss, and other costs are classified within Net periodic benefit credits other than service cost component.
Cumulative actuarial gains and losses will be amortized to expense using the corridor method, where gains and losses are recognized if they exceed 10% of the greater of the fair value of plan assets or the plans' benefit obligations. The amortization period varies by plan.
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
66 | CLF 2023 FORM 10-K

applicable operation in accordance with the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations. We perform an in-depth evaluation of the liability every three years in addition to our routine annual assessments.
Future reclamation costs for inactive operations are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing maintenance and monitoring costs. Changes in estimates at inactive operations are reflected in Miscellaneous – net on the Statements of Consolidated Operations in the period an estimate is revised.
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
REVENUE RECOGNITION
Sales are recognized when our performance obligations are satisfied. Generally, our performance obligations are satisfied, control of our products is transferred and revenue is recognized at a single point in time, according to shipping terms. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer.
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
EARNINGS PER SHARE
We present both basic and diluted EPS amounts for continuing operations and discontinued operations. Total basic EPS amounts are calculated by dividing Net income attributable to Cliffs shareholders, less the earnings allocated to any of our outstanding Series B Participating Redeemable Preferred Stock, by the weighted average number of common shares outstanding during the period presented.
Total diluted EPS amounts are calculated by dividing Net income attributable to Cliffs shareholders by the weighted average number of common shares, common share equivalents under stock plans using the treasury-stock method, common share equivalents of the Series B Participating Redeemable Preferred Stock using the if-converted method and the calculated common share equivalents in excess of the conversion rate related to our 1.500% 2025 Convertible Senior Notes using the treasury-stock method. Common share equivalents are excluded from EPS computations in the periods in which they have an anti-dilutive effect.
VARIABLE INTEREST ENTITIES
We assess whether we have a variable interest in legal entities in which we have a financial relationship and, if so, whether or not those entities are VIEs. A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional
67 | CLF 2023 FORM 10-K

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
RECENT ACCOUNTING PRONOUNCEMENTS AND LEGISLATION
ACCOUNTING PRONOUNCEMENTS
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of the supplier finance program obligations. We have adopted this standard, except for the roll-forward information, which is effective for fiscal years beginning after December 31, 2023. Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires additional annual and interim disclosures for reportable segments. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual and interim disclosures for income taxes. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for fiscal years beginning after December 15, 2024.
LEGISLATION
In August 2022, the U.S. government signed the Inflation Reduction Act into law. The Inflation Reduction Act introduced, among other legislation, a 1% excise tax on the fair market value of stock repurchases net of the fair market value of stock issuances during the tax year and a 15% U.S. corporate alternative minimum tax on adjusted financial statement income. The excise tax and corporate alternative minimum tax, both of which are immaterial to our financial statements, are effective on transactions occurring after December 31, 2022. The excise tax is recorded in equity as a cost of common shares in treasury. In addition, a 15% global minimum corporate tax under Pillar Two of the Organization for Economic Cooperation and Development’s Global Anti-Base Erosion Rules has been adopted by the European Union requiring its Member States to implement national legislation applicable for fiscal years starting on or after December 31, 2023. This global minimum corporate tax is expected to be immaterial to our 2024 financial statements.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2023	2022
Allowance for credit losses as of January 1	$(4)	$(4)
Increase in allowance	(1)	—
Allowance for credit losses as of December 31	$(5)	$(4)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Consolidated Financial Position:

	December 31,
(In millions)	2023	2022
Product inventories
Finished and semi-finished goods	$2,573	$2,971
Raw materials	1,476	1,794
Total product inventories	4,049	4,765
Manufacturing supplies and critical spares	411	365
Inventories	$4,460	$5,130
The excess of current cost over LIFO cost of iron ore inventories was $131 million and $169 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, the product inventory balance for iron ore inventories increased, resulting in a LIFO increment in 2023. The effect of the inventory build was an increase in Inventories of $21 million on the Statements of Consolidated Financial Position for the year ended December 31, 2023. As of December 31, 2022, the product inventory balance
68 | CLF 2023 FORM 10-K

for iron ore inventories decreased, resulting in a liquidation of a LIFO layer in 2022. The effect of the inventory reduction was an increase in Cost of goods sold of $36 million on the Statements of Consolidated Operations for the year ended December 31, 2022.
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Company receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of December 31, 2023 and 2022, we had $21 million and $19 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of December 31, 2023 and 2022, we had $91 million and $112 million, respectively, classified as Accounts payable.
SALE OF BUSINESS
On October 6, 2023, we entered into a membership interest purchase agreement for the sale of the legal entities owning, among other things, our closed coal mines in Pennsylvania. As a result of the sale, we recorded a gain of $63 million classified in Miscellaneous – net in the Statements of Consolidated Operations and as Other in operating activities on the Statements of Consolidated Cash Flows. As part of this transaction, we received $35 million in proceeds related to the sale that is classified as Other investing activities on the Statements of Consolidated Cash Flows.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Capital additions	$785	$1,033	$857
Less:
Non-cash accruals	(13)	35	102
Equipment financed with seller	59	—	—
Right-of-use assets - finance leases	93	55	50
Cash paid for capital expenditures including deposits	$646	$943	$705
Additionally, included within Other investing activities on the Statements of Consolidated Cash Flows are grant reimbursements related to governmental funded capital projects. For the years ended December 31, 2023, 2022 and 2021, grant reimbursements were $13 million, $27 million and $2 million, respectively.
Cash payments (receipts) for interest and income taxes are as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Income taxes paid	$94	$334	$166
Income tax refunds	(205)	(3)	(16)
Interest paid on debt obligations net of capitalized interest[1]	256	249	299

[1] Capitalized interest was $12 million, $9 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Other non-cash investing and financing activities are as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
1.500% 2025 Convertible Senior Notes redemption	$—	$25	$—
Fair value of settlement of a pre-existing relationship as part of consideration in connection with FPT Acquisition	—	—	(20)
NOTE 3 - ACQUISITIONS
FPT ACQUISITION OVERVIEW
On November 18, 2021, pursuant to the FPT Acquisition Agreement, we completed the FPT Acquisition, in which we were the acquirer. The FPT Acquisition entered us into the scrap business and provides us a competitive advantage in sourcing prime scrap, a key raw material for our steelmaking facilities.
69 | CLF 2023 FORM 10-K

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
70 | CLF 2023 FORM 10-K

PRO FORMA RESULTS
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, as if FPT had been acquired as of January 1, 2020:

Year Ended
(In millions)	December 31, 2021
Revenues	$21,701
Net income attributable to Cliffs shareholders	3,074
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the FPT Acquisition occurred on January 1, 2020. There were no significant pro forma adjustments for the FPT Acquisition.
The unaudited pro forma financial information does not reflect the potential realization of synergies or cost savings, nor does it reflect other costs relating to the integration of the acquired company. This unaudited pro forma financial information should not be considered indicative of the results that would have actually occurred if the FPT Acquisition had been consummated on January 1, 2020, nor are they indicative of future results.
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
The following table represents our Revenues by market:

	Year Ended December 31,
(In millions)	2023	2022	2021
Steelmaking:
Automotive	$7,440	$6,661	$4,726
Infrastructure and manufacturing	5,612	5,869	5,380
Distributors and converters	5,330	6,388	7,671
Steel producers	2,949	3,465	2,124
Total Steelmaking	21,331	22,383	19,901
Other Businesses:
Automotive	545	478	426
Infrastructure and manufacturing	38	52	47
Distributors and converters	82	76	70
Total Other Businesses	665	606	543
Total revenues	$21,996	$22,989	$20,444
71 | CLF 2023 FORM 10-K

The following table represents our Revenues by product line:

	Year Ended December 31,
(In millions)	2023	2022	2021
Steelmaking:
Hot-rolled steel	$4,864	$4,529	$5,615
Cold-rolled steel	2,658	3,193	3,186
Coated steel	6,661	6,905	5,864
Stainless and electrical steel	2,281	2,284	1,622
Plate	1,444	1,651	1,316
Slab and other steel products	1,329	1,492	1,247
Other	2,094	2,329	1,051
Total Steelmaking	21,331	22,383	19,901
Other Businesses:
Other	665	606	543
Total revenues	$21,996	$22,989	$20,444
NOTE 5 - SEGMENT REPORTING
We are vertically integrated from mined raw materials and direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are organized into four operating segments based on our differentiated products - Steelmaking, Tubular, Tooling and Stamping, and European Operations. We have one reportable segment - Steelmaking. The operating segment results of our Tubular, Tooling and Stamping, and European Operations that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Our Steelmaking segment operates as the largest flat-rolled steel producer supported by being the largest iron ore pellet producer as well as a leading prime scrap processor in North America, primarily serving the automotive, infrastructure and manufacturing, and distributors and converters markets. Our Other Businesses primarily include the operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. All intersegment transactions were eliminated in consolidation. We allocate Corporate Selling, general and administrative expenses to our operating segments.
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
Our results by segment are as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Revenues:
Steelmaking	$21,331	$22,383	$19,901
Other Businesses	665	606	543
Total revenues	$21,996	$22,989	$20,444

Adjusted EBITDA:
Steelmaking	$1,873	$3,089	$5,280
Other Businesses	43	69	9
Eliminations	(5)	11	(12)
Total Adjusted EBITDA	$1,911	$3,169	$5,277
72 | CLF 2023 FORM 10-K

The following table provides a reconciliation of our consolidated Net income to total Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$450	$1,376	$3,033
Less:
Interest expense, net	(289)	(276)	(337)
Income tax expense	(148)	(423)	(773)
Depreciation, depletion and amortization	(973)	(1,034)	(897)
	1,860	3,109	5,040
Less:
EBITDA from noncontrolling interests[1]	83	74	75
Acquisition-related expenses and adjustments	(12)	(1)	(197)
Goodwill impairment	(125)	—	—
Non-cash gain on sale of business	28	—	—
Loss on extinguishment of debt	—	(75)	(88)
Asset impairment	—	(29)	—
Other, net	(25)	(29)	(27)
Total Adjusted EBITDA	$1,911	$3,169	$5,277

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$51	$41	$45
Depreciation, depletion and amortization	32	33	30
EBITDA of noncontrolling interests	$83	$74	$75
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Year Ended December 31,
(In millions)	2023	2022	2021
Depreciation, depletion and amortization:
Steelmaking	$(938)	$(994)	$(860)
Other Businesses	(35)	(40)	(37)
Total depreciation, depletion and amortization	$(973)	$(1,034)	$(897)

Capital additions1:
Steelmaking	$778	$997	$787
Other Businesses	3	30	52
Corporate	4	6	18
Total capital additions	$785	$1,033	$857

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
The following summarizes our assets by segment:

	December 31,
(In millions)	2023	2022
Assets:
Steelmaking	$16,880	$18,070
Other Businesses	657	836
Intersegment eliminations	(507)	(521)
Total segment assets	17,030	18,385
Corporate/Eliminations	507	370
Total assets	$17,537	$18,755
73 | CLF 2023 FORM 10-K

Included in the consolidated financial statements are the following amounts relating to geographic location based on product destination:

(In millions)	2023	2022	2021
Revenues:
United States	$20,000	$20,991	$18,881
Canada	1,046	963	803
Other countries	950	1,035	760
Total revenues	$21,996	$22,989	$20,444
Property, plant and equipment, net:
United States	$8,816	$8,981	$9,092
Canada	78	88	93
Other countries	1	1	1
Total property, plant and equipment, net	$8,895	$9,070	$9,186
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	December 31,
(In millions)	2023	2022
Land, land improvements and mineral rights	$1,389	$1,388
Buildings	946	921
Equipment	9,680	9,289
Other	302	238
Construction in progress	590	552
Total property, plant and equipment[1]	12,907	12,388
Allowance for depreciation and depletion	(4,012)	(3,318)
Property, plant and equipment, net	$8,895	$9,070

[1] Includes right-of-use assets related to finance leases of $306 million and $408 million as of December 31, 2023 and 2022, respectively.
We recorded depreciation expense of $932 million, $988 million and $848 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense for the year ended December 31, 2022 includes $23 million of accelerated depreciation related to the decision to indefinitely idle the coke facility at Middletown Works and $68 million of accelerated depreciation related to the indefinite idle of the Indiana Harbor #4 blast furnace.
During the year ended December 31, 2022, we announced the permanent closure of Mountain State Carbon, which resulted in a $29 million asset impairment charge.

The net book value of the mineral and land rights are as follows:

	December 31,
(In millions)	2023	2022
Mineral rights:
Cost	$783	$780
Depletion	(258)	(225)
Net mineral rights	$525	$555

Land rights	$427	$434
We recorded depletion expense of $33 million, $38 million and $46 million for the years ended December 31, 2023, 2022, and 2021, respectively.
74 | CLF 2023 FORM 10-K

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

	December 31,
(In millions)	2023	2022
Steelmaking	$956	$956
Other Businesses	49	174
Total goodwill	$1,005	$1,130
Our 2023 annual goodwill impairment analysis resulted in a full impairment charge of $125 million for goodwill related to our Tooling and Stamping reporting unit. The fair value of our Tooling and Stamping reporting unit was estimated using the discounted cash flow methodology (level 3 within the fair value hierarchy), which considers forecasted cash flows discounted at an estimated weighted average cost of capital. The decline in the fair value of our Tooling and Stamping reporting unit below its carrying value during 2023 resulted from forgoing previous investment and capital plans in favor of other opportunities and an increase in the discount rate.
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	December 31, 2023			December 31, 2022
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(18)	$72	$90	$(13)	$77
Developed technology	60	(14)	46	60	(10)	50
Trade names and trademarks	18	(5)	13	18	(4)	14
Mining permits	72	(28)	44	72	(27)	45
Supplier relationships	29	(3)	26	29	(1)	28
Total intangible assets	$269	$(68)	$201	$269	$(55)	$214
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$24	$(47)	$(71)	$19	$(52)

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
Amortization expense related to intangible assets was $13 million for both the years ended December 31, 2023 and 2022. Estimated future amortization expense related to intangible assets is $13 million annually for the years 2024 through 2028.
Income from amortization related to intangible liabilities was $5 million for both the years ended December 31, 2023 and 2022. Estimated future amortization income related to the intangible liabilities is $5 million annually for the years 2024 through 2028.
75 | CLF 2023 FORM 10-K

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	December 31, 2023	December 31, 2022
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.990%	829	829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.750% 2030 Senior Notes	Cliffs	6.750%	750	—
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	—	1,864
Total debt			3,192	4,306
Unamortized discounts and issuance costs			(55)	(57)
Total long-term debt			$3,137	$4,249

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 5.60% as of December 31, 2022.
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
We may redeem the 6.750% 2026 Senior Secured Notes in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders of the 6.750% 2026 Senior Secured Notes. The 6.750% 2026 Senior Secured Notes are redeemable at a price equal to 103.375% of the principal amount thereof, decreasing to 101.688% on March 15, 2024 and are redeemable at par beginning on March 15, 2025. In each case, we pay the redemption premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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
OUTSTANDING SENIOR UNSECURED NOTES
CLEVELAND-CLIFFS INC. 6.750% 2030 SENIOR NOTES - 2023 OFFERING
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
76 | CLF 2023 FORM 10-K

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
CLEVELAND-CLIFFS INC. OTHER OUTSTANDING UNSECURED SENIOR NOTES
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
The 7.000% 2027 Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders. The 7.000% 2027 Senior Notes are redeemable at a price equal to 102.333% of the principal amount thereof, decreasing to 101.167% on March 15, 2024 and are redeemable at par beginning on March 15, 2025. In each case, we pay the redemption premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
The 5.875% 2027 Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders. The 5.875% 2027 Senior Notes are redeemable at a price equal to 101.958% of the principal amount thereof, decreasing to 100.979% on June 1, 2024 and are redeemable at par beginning on June 1, 2025. In each case, we pay the redemption premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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
77 | CLF 2023 FORM 10-K

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
AK STEEL CORPORATION UNSECURED SENIOR NOTES
As of December 31, 2023, AK Steel had outstanding a total of $56 million aggregate principal amount of 7.000% 2027 AK Senior Notes. These senior notes are unsecured obligations and rank equally in right of payment with AK Steel's guarantees of Cliffs' unsecured and unsubordinated indebtedness. These notes contain no financial covenants.
The 7.000% 2027 AK Senior Notes may be redeemed, in whole or in part, at any time at our option upon not less than 30, and not more than 60, days' prior notice sent to the holders. The 7.000% 2027 AK Senior Notes are redeemable at a price equal to 102.333% of the principal amount thereof, decreasing to 101.167% on March 15, 2024 and are redeemable at par beginning on March 15, 2025. In each case, we pay the redemption premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
ABL FACILITY
On June 9, 2023, we entered into the Fourth ABL Amendment to our ABL Facility. The Fourth ABL Amendment increased the amount of tranche A revolver commitments thereunder by an additional $250 million to an aggregate principal amount of $4.75 billion. As of December 31, 2023, the ABL Facility provides for up to $4.75 billion in borrowings, including a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. The Fourth ABL Amendment also extended the maturity date of all commitments under the ABL Facility from March 13, 2025 to June 9, 2028 or 91 days prior to the maturity of certain other material debt. Availability under the ABL Facility is limited to an eligible borrowing base, as applicable, determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.
The Fourth ABL Amendment removed the LIBOR option for variable loans due to its cessation and replaced it with a SOFR option. Borrowings under the ABL Facility bear interest, at our option, at a base rate, or if certain conditions are met, a SOFR rate, in each case, plus an applicable tiered margin. The base rate is equal to the greater of the federal funds rate plus 0.5% or the term SOFR plus 1.25%. In addition, there is an unused commitment fee of between 0.25% and 0.35%, which is applied to the unused portion of the ABL Facility.
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
The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding the maintenance of certain financial ratios if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of, our capital stock, covenants relating to the incurrence or prepayment of certain debt, covenants relating to the incurrence of liens or encumbrances, covenants relating to compliance with laws, covenants relating to transactions with affiliates, covenants relating to mergers and sales of all or substantially all of our assets and limitations on changes in the nature of our business. As of December 31, 2023 and 2022, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
78 | CLF 2023 FORM 10-K

The following represents a summary of our borrowing capacity under the ABL Facility:

December 31,
(In millions)	2023
Available borrowing base on ABL Facility[1]	$4,397
Borrowings	—
Letter of credit obligations[2]	(56)
Borrowing capacity available	$4,341

1 As of December 31, 2023, the ABL Facility has a maximum borrowing base of $4.75 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation, and insurance obligations.

DEBT MATURITIES
The following represents a summary of our debt instrument maturities based on the principal amounts outstanding at December 31, 2023 (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$—	$—	$829	$685	$—	$1,678	$3,192
NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer benefits through defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
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
79 | CLF 2023 FORM 10-K

OBLIGATIONS AND FUNDED STATUS
The following tables and information provide additional disclosures:

(In millions)	Pension Benefits		OPEB
Change in benefit obligations:	2023	2022	2023	2022
Benefit obligations — beginning of year	$4,646	$6,036	$1,233	$3,254
Service cost	31	45	10	35
Interest cost	235	144	64	72
Plan amendments	3	122	8	(163)
Actuarial loss (gain)	116	(1,236)	(158)	(1,781)
Benefits paid	(436)	(431)	(163)	(232)
Participant contributions	—	—	42	47
Effect of settlement	(24)	(34)	—	—
Other	—	—	—	1
Benefit obligations — end of year	$4,571	$4,646	$1,036	$1,233

Change in plan assets:
Fair value of plan assets — beginning of year	$4,338	$5,606	$728	$812
Actual return on plan assets	375	(809)	67	(97)
Participant contributions	—	—	42	47
Employer contributions	29	6	65	198
Benefits paid	(436)	(431)	(163)	(232)
Effect of settlement	(24)	(34)	—	—
Fair value of plan assets — end of year	$4,282	$4,338	$739	$728
Funded status	$(289)	$(308)	$(297)	$(505)

Amounts recognized in Statements of Financial Position:
Non-current assets	$137	$195	$192	$161
Current liabilities[1]	(18)	(30)	(76)	(81)
Non-current liabilities	(408)	(473)	(413)	(585)
Total amount recognized	$(289)	$(308)	$(297)	$(505)

Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial gain	$(304)	$(361)	$(2,033)	$(1,996)
Prior service cost (credit)	106	121	(131)	(156)
Net amount recognized	$(198)	$(240)	$(2,164)	$(2,152)

[1] Current liabilities are classified within Other current liabilities on the Statements of Consolidated Financial Position.
The accumulated benefit obligation for all defined benefit pension plans was $4,557 million and $4,628 million at December 31, 2023 and 2022, respectively.
80 | CLF 2023 FORM 10-K

COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT)

	Pension Benefits			OPEB
(In millions)	2023	2022	2021	2023	2022	2021
Service cost	$31	$45	$56	$10	$35	$51
Interest cost	235	144	103	64	72	74
Expected return on plan assets	(315)	(355)	(359)	(43)	(37)	(40)
Amortization:
Net actuarial loss (gain)	3	13	32	(145)	(43)	3
Prior service costs (credits)	18	5	1	(17)	(3)	(2)
Settlements	(4)	(8)	(22)	—	—	—
Net periodic benefit cost (credit)	$(32)	$(156)	$(189)	$(131)	$24	$86
For 2024, we estimate net periodic benefit cost (credit) as follows:

(In millions)
Defined benefit pension plans	$(58)
OPEB plans	(154)
Total	$(212)
COMPONENTS OF OTHER COMPREHENSIVE LOSS (INCOME)
The following includes details on the significant actuarial losses (gains) impacting the benefit obligation and other components of other comprehensive loss (income):

	Pension Benefits		OPEB
(In millions)	2023	2022	2023	2022
Discount rates	$124	$(1,143)	$28	$(441)
Demographic updates[1]	(5)	(102)	(208)	(7)
Mortality	(2)	17	(11)	—
Per capita healthcare costs and healthcare trend[2]	—	—	33	(1,333)
Other	(1)	(8)	—	—
Actuarial loss (gain) on benefit obligation	116	(1,236)	(158)	(1,781)
Actual returns on assets under (over) expected	(60)	1,165	(24)	134
Amortization of net actuarial gain (loss)	(3)	(13)	145	43
Amortization of prior service credits (costs)	(18)	(5)	17	3
Settlements	4	8	—	—
Plan amendments[3]	3	122	8	(163)
Total recognized in other comprehensive loss (income)	$42	$41	$(12)	$(1,764)

1 In 2023, the OPEB plans generated an actuarial gain relating to updates for demographic experience. We had adjustments relating to retirements, participation, persistency and census data updates.
[2] The gain in per capita healthcare costs in 2022 relating to our OPEB plans is primarily due to the negotiation of favorable Medicare Advantage Prescription Drug healthcare rates, which went into effect on January 1, 2023. Additionally, we expanded the Medicare Advantage program to retirees on some of our other plans during the 2022 USW labor negotiations which added additional savings. The negotiated rates extend through 2025.

3 In 2022, the plan amendment gains and losses were generated from the ratification of the 2022 USW labor agreements. The plan amendment loss related to our pension plans is attributable to the increase to the pre-2023 service multiplier to $115 and the service multiplier applicable to service beginning in 2023 to $126 for retirements after January 1, 2023. The plan amendment gain related to our OPEB plans is attributable to the implementation of a cap on healthcare costs for employees retiring after January 1, 2026 on one of our Cleveland-Cliffs Steel LLC plans as well as the extension of the Medicare Advantage program to plans that previously did not have the offering.

81 | CLF 2023 FORM 10-K

CONTRIBUTIONS
We make both required and discretionary pension contributions. Required contributions are based on minimum funding requirements pursuant to ERISA regulations. Funded OPEB plans are not subject to minimum regulatory funding requirements, but rather amounts are contributed pursuant to bargaining agreements. Contributions toward unfunded OPEB plans are payments made directly from corporate assets and are displayed net of participant contributions and other reimbursements. Company contributions and payments we expect to make in 2024, and made in 2023 and 2022 are as follows:

	Pension Benefits	OPEB
(In millions)		VEBA[1]	Direct Payments	Total
2022	$6	$85	$113	$198
2023	29	—	65	65
2024 (Expected)	122	—	66	66

[1] Pursuant to the applicable bargaining agreements, benefits can be paid from certain VEBAs that are at least 70% funded (all VEBAs were over 70% funded at December 31, 2023). Certain agreements with plans holding VEBA assets have capped healthcare costs. For the Cleveland-Cliffs Steel LLC VEBA, we are required to make contributions based on earnings, and we may withdraw money from the VEBA plan to the extent funds are available for costs in excess of the cap. VEBA withdrawals are represented net of direct payments. There will be no further contributions to the Cleveland-Cliffs Steel LLC VEBA based on earnings for the remainder of the labor agreement with the USW, which expires in September of 2026.

ESTIMATED FUTURE BENEFIT PAYMENTS

(In millions)	Pension Benefits	OPEB[1]
2024	$503	$107
2025	442	98
2026	433	95
2027	415	89
2028	400	86
2029-2033	1,728	380

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
We use company-specific base mortality tables for healthy annuitants in qualified pension plans. We use tables issued by the Society of Actuaries for non-annuitants in qualified pension plans, all nonqualified pension participants and OPEB participants. For tables issued by the Society of Actuaries, we use Pri-2012 mortality tables with adjustments for blue collar, white collar or no collar depending on the plan. Mortality is projected for all plans using Scale MP-2021 with generational projection for both years. In 2023, we switched two OPEB plans from company-specific base mortality tables to the Pri-2012 mortality tables to align with our other OPEB plans. In 2022, we switched one pension plan from the Pri-2012 mortality tables to company-specific base mortality tables.
The following represents weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		OPEB
	December 31,		December 31,
	2023	2022	2023	2022
Discount rate	5.12%	5.47%	5.15%	5.52%
Interest crediting rate	5.46	5.39	N/A	N/A
Compensation rate increase	3.00	3.00	3.00	3.00
82 | CLF 2023 FORM 10-K

The following represents weighted-average assumptions used to determine net benefit cost:

	Pension Benefits			OPEB
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Obligation discount rate	5.47%	3.21%	2.32%	5.52%	3.33%	2.46%
Service cost discount rate	5.61	3.49	2.78	5.65	3.91	3.28
Interest cost discount rate	5.34	2.75	1.64	5.38	3.01	2.04

Interest crediting rate	5.46	5.39	5.35	N/A	N/A	N/A
Expected return on plan assets	7.66	6.87	6.84	5.87	4.86	5.20
Compensation rate increase	3.00	2.74	2.54	3.00	3.00	3.00
The following represents assumed weighted-average health care cost trend rates:

	December 31,
	2023	2022
Health care cost trend rate assumed for next year[1]	5.49%	5.44%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the ultimate rate is reached	2032	2030

[1] The health care trend rate for the next year is weighted for all of our OPEB plans and factors in our Medicare Advantage Prescription Drug pricing arrangements. In 2023, we increased our assumed health care cost trend rate for self insured plans to 6.50% from 6.00% for 2024, which grades down on a linear basis to 4.50% by 2032. The health care trend rate for the Medicare Advantage Prescription Drug plans is set to match the negotiated rates through 2025 and then converts to the same trend rate as our self insured plan. In 2023, we layered in a one time increase to the healthcare trend rate for the Medicare Advantage Prescription Drug plans for 2026. These increases align with our expectation of higher health care costs due to increased popularity of specialty medication, current carrier and provider negotiations and impacts from third party funding associated with the Inflation Reduction Act.

PLAN ASSETS
Our investment objectives with respect to our pension and OPEB assets are to maximize investment returns within reasonable and prudent levels of risk and maintain sufficient liquidity to meet benefit obligations over the life of each plan. The asset allocations are tailored to each individual plan and are determined by analyzing each plan's duration of benefit obligations, funded status and risk profile. Our investment strategy utilizes a broad mix of equity, fixed income and alternative investments to generate returns and manage risk. Equity investments are diversified across large-cap, mid-cap and small-cap companies located in the U.S. and worldwide, with a bias towards U.S. companies. Fixed income investments primarily include corporate bonds and government debt securities, which are generally customized based on a plan's obligation duration. To enhance our diversification, we also invest in hedge funds, private equity, structured credit and real estate.
We review investment performance, asset allocations and policy compliance on a quarterly basis. In the fourth quarter of 2022, we increased our fixed income allocation for one of our more mature pension plans, which totaled $1.2 billion on December 31, 2022. In the fourth quarter of 2022, we also transitioned $2.9 billion of pension and OPEB assets to be managed by an external investment advisor in a delegated manner, which resulted in a shift to treasury based hedging, a higher alternative investment allocation and reduction to equity risk exposure. These changes resulted in a shift in underlying investments and increased our weighted-average expected return on plan assets in 2023 compared to 2022.
The expected return on plan assets are calculated on a plan-by-plan basis and take into account each plan's strategic asset allocation. The calculation of rates by asset class are based primarily on our future expected returns and take into consideration the duration of the cash flows, active management and fees.
83 | CLF 2023 FORM 10-K

Assets for OPEB plans include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The following table reflects the actual asset allocations for pension and VEBA assets as of December 31, 2023 and 2022, as well as the 2024 weighted average target asset allocations:

	Pension Assets			VEBA Assets
Asset Category	2024 Target Allocation	Actual Asset Allocation at December 31,		2024 Target Allocation	Actual Asset Allocation at December 31,
		2023	2022		2023	2022
Equity securities	33.8%	32.1%	36.1%	16.6%	18.4%	22.0%
Fixed income	41.1	38.8	40.9	78.5	74.5	67.4
Hedge funds	9.4	9.4	2.7	1.4	1.5	1.9
Private equity	3.3	3.4	3.3	—	—	—
Structured credit	2.4	5.1	6.9	0.2	0.9	1.2
Real estate	10.0	11.2	8.2	3.3	4.7	1.7
Absolute return fixed income	—	—	1.9	—	—	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Certain investments in hedge funds, private equity, structured credit and real estate are classified as Level 3 due to the absence of quoted market prices and inherent lack of liquidity. These investments are generally valued at estimated fair value based on financial inputs from our investment advisors, investment managers or third party appraisers. Certain Level 3 investments may be lagged up to three months if there are no financial inputs available.
Investment commitments are made in private equity funds and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2023, remaining commitments for our private equity investments total $70 million for our pension and OPEB plans. Committed amounts are funded from plan assets when capital calls are made.
As a practical expedient, in accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share have not been classified in the fair value hierarchy below. NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by its number of shares outstanding.
The fair value of our pension assets by asset category is as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Investments Measured at Net Asset Value		Total
Asset Category	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Equity securities:
U.S. equities	$809	$564	$—	$—	$—	$—	$—	$569	$809	$1,133
Global equities	502	328	—	—	—	—	65	106	567	434
Fixed income:
U.S. government securities[1]	22	87	657	380	—	—	142	63	821	530
U.S. corporate bonds	587	574	—	266	—	—	94	373	681	1,213
Non U.S. and other bonds	—	—	—	32	—	—	160	—	160	32
Hedge funds	—	—	—	—	118	115	285	—	403	115
Private equity	—	—	—	—	146	143	—	—	146	143
Structured credit	—	—	—	—	220	298	—	—	220	298
Real estate	—	—	—	—	286	356	189	—	475	356
Absolute return fixed income	—	—	—	—	—	—	—	84	—	84
Total	$1,920	$1,553	$657	$678	$770	$912	$935	$1,195	$4,282	$4,338

[1] Includes cash equivalents.
84 | CLF 2023 FORM 10-K

The fair value of our VEBA assets by asset category is as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Investments Measured at Net Asset Value		Total
Asset Category	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Equity securities:
U.S. equities	$102	$24	$—	$—	$—	$—	$—	$89	$102	$113
Global equities	3	5	—	—	—	—	30	42	33	47
Fixed income:
U.S. government securities[1]	119	149	27	79	—	—	47	—	193	228
U.S. corporate bonds	214	146	94	117	—	—	49	—	357	263
Non U.S. and other bonds	3	—	—	—	—	—	—	—	3	—
Hedge funds	—	—	—	—	10	14	—	—	10	14
Private equity	—	—	—	—	—	—	—	—	—	—
Structured credit	—	—	—	—	7	9	—	—	7	9
Real estate	—	—	—	—	10	12	24	—	34	12
Absolute return fixed income	—	—	—	—	—	—	—	42	—	42
Total	$441	$324	$121	$196	$27	$35	$150	$173	$739	$728

[1] Includes cash equivalents.
The following represents the fair value measurements of changes in plan assets using significant unobservable inputs (Level 3):

	Pension Assets		VEBA Assets
(In millions)	2023	2022	2023	2022
Beginning balance — January 1	$912	$904	$35	$42
Actual return on plan assets:
Relating to assets still held at the reporting date	(16)	(6)	2	1
Relating to assets sold during the period	10	15	1	1
Purchases	24	28	—	—
Sales	(160)	(29)	(11)	(9)
Ending balance — December 31	$770	$912	$27	$35
DEFINED CONTRIBUTION PLANS
Most employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other Company contributions based on our financial results. Company contributions to these plans are expensed as incurred. Total expense from these plans was $59 million, $52 million and $55 million in 2023, 2022 and 2021, respectively.
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
85 | CLF 2023 FORM 10-K

Information with respect to multiemployer plans in which we participate follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented[2]	Contributions (in millions)			Surcharge Imposed[3]	Expiration Date of Collective Bargaining Agreement[4]
		2023	2022		2023	2022	2021
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$119	$93	$88	No	4/1/2025 to 9/1/2026
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Red	Red	Yes	23	22	16	Yes	5/31/2025 to 5/15/2027
Other Plans[5]					1	—	—
Total					$143	$115	$104

[1] The most recent Pension Protection Act zone status available in 2023 and 2022 is for each plan's year-end at December 31, 2022 and 2021. The plan's actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The IAM National Pension Fund's National Pension Plan voluntarily elected to place itself in the "Red Zone" in April 2019 and has implemented a rehabilitation plan to address its underfunded status. Additional contributions will be required as part of the rehabilitation plan until the plan exits the "Red Zone".

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
With the ratification of the 2022 USW labor agreements, we increased our contribution rate to the Steelworkers Pension Trust by $0.50 to $4.00 per eligible hour. The increase was effective November 1, 2022.
We are one of the largest contributors to the Steelworkers Pension Trust. Our contributions exceeded 5% of total combined contributions in 2023 and 2022. As of January 1, 2023 (the last date for which we have information), the Steelworkers Pension Trust had a total actuarial liability of $6,378 million and assets with a market value of $5,827 million, for a funded ratio of about 91%.
NOTE 10 - STOCK COMPENSATION PLANS
At December 31, 2023, we had outstanding awards under three share-based compensation plans: the 2021 Equity Plan, the A&R 2015 Equity Plan and the 2012 Amended Equity Plan. As of December 31, 2023, there were 23.0 million remaining shares available for grant under the 2021 Equity Plan. No additional grants were issued from the 2012 Amended Equity Plan or the A&R 2015 Equity Plan after the date of approval of the 2021 Equity Plan; however, all awards previously granted under the predecessor plans will continue in accordance with the terms of the outstanding awards.
Upon vesting of share-based compensation awards, we issue shares from treasury shares before issuing new shares. Forfeitures are recognized when they occur.
STOCK-BASED COMPENSATION EXPENSE
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Cost of goods sold	$(9)	$(5)	$(2)
Selling, general and administrative expenses	(32)	(23)	(16)
Stock based compensation expense	(41)	(28)	(18)
Income tax benefit	10	7	4
Stock based compensation expense, net of tax	$(31)	$(21)	$(14)

Decrease in basic earnings per common share	$(0.06)	$(0.04)	$(0.03)
Decrease in diluted earnings per common share	$(0.06)	$(0.04)	$(0.03)
The total compensation cost related to outstanding awards not yet recognized is $53 million at December 31, 2023. This expense is expected to be recognized over the remaining weighted-average period of 1.7 years.
86 | CLF 2023 FORM 10-K

PERFORMANCE SHARES
The following table summarizes the performance award activity:

	2023		2022		2021
(Shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2.7	$18.53	2.4	$14.04	2.5	$10.34
Granted	1.1	31.88	1.0	28.46	0.7	25.12
Distributed	(1.8)	6.50	(1.1)	17.04	(1.3)	11.74
Performance adjustment	0.7	6.43	0.5	17.84	0.6	11.93
Forfeited/canceled	(0.2)	28.65	(0.1)	23.74	(0.1)	11.27
Outstanding at end of year	2.5	$29.09	2.7	$18.53	2.4	$14.04
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
RESTRICTED STOCK UNITS
The following table summarizes the restricted stock units activity:

	2023		2022		2021
(Shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2.4	$13.66	2.1	$10.31	2.1	$7.12
Granted	1.2	19.30	1.0	19.41	0.7	17.45
Distributed	(0.9)	5.99	(0.6)	10.47	(0.6)	7.31
Forfeited/canceled	(0.2)	19.84	(0.1)	17.82	(0.1)	9.50
Outstanding at end of year	2.5	$18.87	2.4	$13.66	2.1	$10.31
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
87 | CLF 2023 FORM 10-K

STOCK OPTIONS
The following table summarizes the stock option activity:

	2023		2022		2021
(Shares in millions)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	0.6	$10.39	1.0	$12.75	2.5	$11.60
Exercised	(0.1)	10.22	(0.3)	16.55	(1.5)	10.36
Forfeited/canceled	—	21.05	(0.1)	22.78	—	36.48
Outstanding at end of year	0.5	$9.59	0.6	$10.39	1.0	$12.75

Exercisable at end of year	0.5	$9.59	0.6	$10.52	0.9	$13.35
Stock options granted to date generally vest over a period from one to three years with an expiration date at ten years from the date of grant. The total intrinsic value of options exercised in 2023 was $1 million and the amount in 2022 was $3 million. As of December 31, 2023, all outstanding options were exercisable. For options outstanding at December 31, 2023, the weighted-average remaining contractual life was 2.1 years and the aggregate intrinsic value was $5 million.
The fair value of stock options is estimated on the date of grant using a Black-Scholes model using the grant date price of our common shares, the option exercise price, the option’s expected term, the volatility of our common shares, the risk-free interest rate and the dividend yield over the option’s expected term.
NONEMPLOYEE DIRECTORS
Our nonemployee directors are entitled to receive restricted share awards under the Directors’ Plan. For 2023, 2022 and 2021, nonemployee directors were granted a specified number of restricted shares, with a value equal to $140,000, $140,000 and $120,000, respectively. The number of shares is based on the closing price of our common shares on the date of the Annual Meeting. The restricted share awards issued under the Directors' Plan generally vest 12 months from the grant date. The awards are subject to any deferral election and the terms of the Directors’ Plan and an award agreement.
NOTE 11 - INCOME TAXES
Income from continuing operations before income taxes includes the following components:

	Year Ended December 31,
(In millions)	2023	2022	2021
United States	$600	$1,803	$3,827
Foreign	(3)	(7)	(24)
Total	$597	$1,796	$3,803
The components of the income tax expense from continuing operations consist of the following:

	Year Ended December 31,
(In millions)	2023	2022	2021
Current provision:
United States federal	$4	$201	$14
United States state & local	26	131	55
Foreign	4	1	—
	34	333	69
Deferred provision (benefit):
United States federal	97	117	683
United States state & local	7	(22)	31
Foreign	10	(5)	(10)
Total income tax expense from continuing operations	$148	$423	$773
88 | CLF 2023 FORM 10-K

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate is as follows:

(In millions)	2023		2022		2021
Tax at U.S. statutory rate	$125	21%	$377	21%	$799	21%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(32)	(5)	(49)	(3)	(99)	(3)
Valuation allowance	14	2	—	—	—	—
Unrecognized tax benefits	7	1	2	—	9	—
State taxes, net	28	5	71	4	86	2
Federal & state provision to return	(20)	(3)	27	1	(2)	—
Income not subject to tax	(11)	(2)	(9)	—	(9)	—
Goodwill impairment	26	4	—	—	—	—
Other items, net	11	2	4	—	(11)	—
Provision for income tax expense and effective income tax rate including discrete items	$148	25%	$423	23%	$773	20%
The decreases in income tax expense in 2023, as compared to 2022, as well as 2022 compared to 2021 are predominately related to the decrease in the pre-tax book income year-over-year.
The components of income taxes for other than continuing operations consisted of the following:

(In millions)	2023	2022	2021
Other comprehensive income (loss):
Pension and OPEB	$10	$(425)	$(206)
Derivative financial instruments	47	26	(21)
Total	$57	$(399)	$(227)
Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	2023	2022
Deferred tax assets:
Operating loss and other carryforwards	$390	$389
Pension and OPEB liabilities	155	244
Environmental	67	96
Product inventories	92	54
State and local	9	14
Lease liabilities	79	62
Other liabilities	180	135
Total deferred tax assets before valuation allowance	972	994
Deferred tax asset valuation allowance	(396)	(390)
Net deferred tax assets	576	604
Deferred tax liabilities:
Investment in ventures	(192)	(195)
Lease assets	(79)	(38)
Property, plant and equipment and mineral rights	(837)	(827)
Other assets	(103)	(122)
Total deferred tax liabilities	(1,211)	(1,182)
Net deferred tax assets (liabilities)	$(635)	$(578)
We had gross domestic (including states) and foreign NOLs of $1,704 million and $1,452 million, respectively, at December 31, 2023. We had gross domestic (including states) and foreign NOLs of $2,278 million and $1,444 million, respectively, at December 31, 2022. The U.S. federal NOLs will begin to expire in 2034 and state NOLs begin to expire in 2024. The foreign NOLs begin to expire in 2035. For the year ended December 31, 2023, we had no gross interest expense limitation carryforwards. For the year ended December 31, 2022, we had $77 million gross interest expense limitation carryforwards.
89 | CLF 2023 FORM 10-K

The changes in the valuation allowance are presented below:

(In millions)	2023	2022	2021
Balance at beginning of year	$390	$409	$836
Change in valuation allowance:
Included in income tax expense	6	(19)	(82)
Decrease from acquisitions	—	—	(345)
Balance at end of year	$396	$390	$409
At December 31, 2023 and 2022, we have a valuation allowance recorded of $356 million and $342 million, respectively, related to foreign deferred tax assets, and an additional $40 million and $48 million, respectively, against certain state NOLs, which are expected to expire before utilization.
During 2023, we recorded a $14 million valuation allowance against a portion of our Canadian deferred tax assets due to losses in recent years. We intend to maintain a valuation allowance against these deferred tax assets, unless and until sufficient positive evidence exists to support the realization of such assets.
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
At December 31, 2023 and 2022, we had no cumulative undistributed earnings of foreign subsidiaries included in retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2023	2022	2021
Unrecognized tax benefits balance as of January 1	$58	$35	$107
Increases for tax positions in current year	18	24	4
Decrease due to tax positions in prior year	—	(1)	(66)
Lapses in statutes of limitations	—	—	(10)
Unrecognized tax benefits balance as of December 31	$76	$58	$35
At December 31, 2023 and 2022, we had unrecognized tax benefits of $76 million and $58 million, respectively, included in Other non-current liabilities on the Statements of Consolidated Financial Position. If the unrecognized tax benefits were recognized, the full $76 million would impact the effective tax rate. Interest and penalties related to unrecognized tax benefits are $8 million for the year ended December 31, 2023. We do not expect that the amount of unrecognized benefits will change significantly within the next 12 months.
Tax years 2016 and forward remain subject to examination for the U.S., and tax years 2018 and forward remain subject to examination for Canada.
NOTE 12 - LEASE OBLIGATIONS
Our operating leases consist primarily of leases for land, office space, rail cars and storage tanks. Our finance leases consist primarily of mining equipment and rail cars. When an implicit discount rate is not readily determinable under our leases, we use our incremental borrowing rate as the discount rate to determine the present value of the lease payments. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment to pay our lease obligations. We determine the incremental borrowing rates for our leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to our credit rating. From time to time, we may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. We recognize leased assets and liabilities under these arrangements when we obtain control of the asset.
90 | CLF 2023 FORM 10-K

Lease costs are presented below:

	Year Ended December 31,
(In millions)	2023	2022
Operating leases	$59	$64
Finance leases:
Amortization of right-of-use assets	92	103
Interest on lease liabilities	11	8
Short-term leases	171	160
Total	$333	$335
Lease terms and discount rates are shown below:

December 31,
(In millions)	2023
Weighted average lease term (in years):
Operating leases	8
Finance leases	7
Weighted average discount rate:
Operating leases	8%
Finance leases	6%
Other information related to leases was as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating leases within cash flows from operating activities	$57	$62	$70
Finance leases within cash flows from operating activities	11	8	9
Finance leases within cash flows from financing activities	92	96	94
Right-of-use assets obtained in exchange for new finance lease liabilities	93	55	50
Future minimum lease payments under noncancellable finance and operating leases as of December 31, 2023 were as follows:

(In millions)	Finance Leases	Operating Leases
2024	$53	$56
2025	49	49
2026	39	42
2027	27	38
2028	25	29
Thereafter	74	117
Total future minimum lease payments	267	331
Less: imputed interest	52	93
Total lease payments	215	238
Less: current portion of lease liabilities	49	41
Long-term lease liabilities	$166	$197
The current and long-term portions of our finance and operating lease liabilities are included in Other current liabilities and Other non-current liabilities, respectively.
91 | CLF 2023 FORM 10-K

NOTE 13 - ASSET RETIREMENT OBLIGATIONS
The accrued closure obligation provides for contractual and legal obligations related to our indefinitely idled and closed operations and for the eventual closure of our active operations. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining mineral reserves, and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. Asset retirement obligations at our steelmaking operations primarily include the closure and post-closure care for on-site landfills and other waste containment facilities. Asset retirement obligations have been recorded at present values using settlement dates based on when we expect these facilities to reach capacity and close.
We performed a detailed assessment of our asset retirement obligations related to our active mining operations most recently in 2023 in accordance with our accounting policy, which requires us to perform an in-depth evaluation of the liability every three years in addition to routine annual assessments. In 2023, we employed third-party specialists to assist in the evaluation.
The following is a summary of our asset retirement obligations:

	December 31,
(In millions)	2023	2022
Asset retirement obligations[1]	$459	$520
Less: current portion	15	21
Long-term asset retirement obligations	$444	$499

[1] Includes $259 million and $277 million related to our active operations as of December 31, 2023 and 2022, respectively.
The following is a roll-forward of our asset retirement obligation:

(In millions)	2023	2022
Asset retirement obligation as of January 1	$520	$449
Decrease from sale of business	(76)	—
Reclassification from environmental obligations	—	63
Accretion expense	26	26
Remediation payments	(21)	(40)
Revision in estimated cash flows	10	22
Asset retirement obligation as of December 31	$459	$520
During 2023, we entered into a membership interest purchase agreement for the sale of the legal entities owning, among other things, our closed coal mines in Pennsylvania, resulting in a decrease to our asset retirement obligation.
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		December 31, 2023		December 31, 2022
(In millions)	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,137	$3,118	$2,385	$2,311
ABL Facility - outstanding balance	Level 2	—	—	1,864	1,864
Total		$3,137	$3,118	$4,249	$4,175
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
92 | CLF 2023 FORM 10-K

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
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
			December 31,
Commodity Contracts	Unit of Measure	Maturity Dates	2023	2022
Natural Gas	MMBtu	January 2024 - August 2026	168,590,000	127,790,000
Electricity	Megawatt hours	January 2024 - October 2026	3,501,898	432,043
At December 31, 2023, we expect to reclassify $155 million of net losses related to our hedge contracts from Accumulated other comprehensive income into Cost of goods sold during the next 12 months.
The following table presents the fair value of our cash flow hedges and the classification on the Statements of Consolidated Financial Position:

	December 31,
Balance Sheet Location (In millions)	2023	2022
Other current assets	$—	$15
Other non-current assets	1	30
Other current liabilities	(105)	(87)
Other non-current liabilities	(52)	(10)
NOTE 16 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. We are not obligated to make any purchases and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. For the years ended December 31, 2023 and 2022, we repurchased 10.4 million and 12.5 million common shares, respectively, at a cost of $152 million and $240 million in the aggregate, respectively. The cost of our share repurchases excludes the excise tax due under the Inflation Reduction Act. As of December 31, 2023, there was $608 million remaining under the authorization.
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
93 | CLF 2023 FORM 10-K

AMENDMENT TO ARTICLES OF INCORPORATION
On April 29, 2021, we filed a Certificate of Amendment to our Fourth Amended Articles of Incorporation, as amended, to increase the total number of authorized common shares from 600,000,000 to 1,200,000,000.
PREFERRED STOCK
We have 3,000,000 shares of Serial Preferred Stock, Class A, without par value, authorized, and 4,000,000 shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares were issued or outstanding as of December 31, 2023.
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	December 31,
(In millions)	2023	2022	2021
Foreign Currency Translation
Beginning balance	$(1)	$1	$3
Other comprehensive income (loss) before reclassifications	1	(2)	(2)
Ending balance	$—	$(1)	$1

Derivative Instruments
Beginning balance	$(16)	$68	$(1)
Other comprehensive income (loss) before reclassifications	(345)	146	151
Income tax	81	(33)	(34)
Other comprehensive income (loss) before reclassifications, net of tax	(264)	113	117
Losses (gains) reclassified from AOCI to net income[1]	144	(256)	(61)
Income tax expense (benefit)[2]	(34)	59	13
Net losses (gains) reclassified from AOCI to net income	110	(197)	(48)
Ending balance	$(170)	$(16)	$68

Pension and OPEB
Beginning balance	$1,847	$549	$(135)
Other comprehensive income before reclassifications[4]	115	1,759	878
Income tax	(39)	(434)	(203)
Other comprehensive income before reclassifications, net of tax	76	1,325	675
Losses (gains) reclassified from AOCI to net income[3]	(145)	(36)	12
Income tax expense (benefit)[2]	49	9	(3)
Net losses (gains) reclassified from AOCI to net income	(96)	(27)	9
Ending balance	$1,827	$1,847	$549

Total AOCI Ending Balance	$1,657	$1,830	$618

[1] Amounts recognized in Cost of goods sold in the Statements of Consolidated Operations.
[2] Amounts recognized in Income tax expense in the Statements of Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Consolidated Operations.
[4] Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
NOTE 18 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $52 million and $47 million for the years ended December 31, 2023 and 2022, respectively, which was included in our consolidated Income from continuing operations before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $25 million for the year ended December 31, 2023, compared to
94 | CLF 2023 FORM 10-K

$12 million for the year ended December 31, 2022, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Consolidated Cash Flows.
The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The Statements of Consolidated Financial Position includes the following amounts for SunCoke Middletown:

	December 31,
(In millions)	2023	2022
Inventories	$29	$28
Property, plant and equipment, net	288	288
Accounts payable	(26)	(19)
Other assets (liabilities), net	(39)	(27)
Noncontrolling interests	(252)	(270)
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Income from continuing operations	$449	$1,373	$3,030
Income from continuing operations attributable to noncontrolling interest	(51)	(41)	(45)
Net income from continuing operations attributable to Cliffs shareholders	398	1,332	2,985
Income from discontinued operations, net of tax	1	3	3
Net income attributable to Cliffs shareholders	$399	$1,335	$2,988

Weighted average number of shares:
Basic	510	519	498
Redeemable preferred shares	—	—	33
Convertible senior notes[1]	—	2	22
Employee stock plans	1	3	5
Diluted	511	524	558

Earnings per common share attributable to Cliffs common shareholders - basic[2]:
Continuing operations	$0.78	$2.57	$5.62
Discontinued operations	—	—	0.01
	$0.78	$2.57	$5.63
Earnings per common share attributable to Cliffs common shareholders - diluted:
Continuing operations	$0.78	$2.55	$5.35
Discontinued operations	—	—	0.01
	$0.78	$2.55	$5.36

1 On January 1, 2022, we adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). We utilized the modified retrospective method of adoption; using this approach, the guidance was applied to transactions outstanding as of the beginning of the fiscal year.

[2] For the year ended December 31, 2021, basic earnings per share was calculated by dividing Net income attributable to Cliffs shareholders, less $187 million of earnings attributed to Series B Participating Redeemable Preferred Stock, by the weighted average number of basic common shares outstanding during the period presented.

The following table summarizes the potentially dilutive shares that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Year Ended December 31,
(In millions)	2023	2022	2021
Employee stock plans	2	—	—
95 | CLF 2023 FORM 10-K

NOTE 20 - COMMITMENTS AND CONTINGENCIES
PURCHASE COMMITMENTS
We purchase portions of the principal raw materials required for our steel manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. We also use large volumes of natural gas, electricity and industrial gases in our steel manufacturing operations. We negotiate most of our purchases of chrome, industrial gases and a portion of our electricity under multi-year agreements. Our purchases of coke are made under annual or multi-year agreements with periodic price adjustments. We typically purchase coal under annual fixed price agreements. We also purchase certain transportation services under multi-year contracts with minimum quantity requirements.
Unconditional purchase obligations, including take-or-pay agreements, are as follows (in millions):

2024	2025	2026	2027	2028	Thereafter
$2,984	$1,707	$1,133	$1,025	$929	$5,365
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of December 31, 2023, we had $260 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of December 31, 2023, we had $56 million of outstanding letters of credit issued under our ABL Facility.
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
The following is a summary of our environmental obligations:

	December 31,
(In millions)	2023	2022
Environmental obligations	$134	$141
Less: current portion	21	23
Long-term environmental obligations	$113	$118
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
96 | CLF 2023 FORM 10-K

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
97 | CLF 2023 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related statements of consolidated operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
IRON ORE MINERAL RESERVES — IMPACT ON ASSET RETIREMENT OBLIGATIONS — REFER TO NOTE 13 TO THE FINANCIAL STATEMENTS
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
The Company performs an in-depth evaluation of its iron ore mineral reserve estimates by iron ore mine on a periodic basis, in addition to routine annual assessments. The determination of iron ore mineral reserves requires management, with the support of management’s experts, to make significant estimates and assumptions related to key inputs including (1) the determination of the size and scope of the iron ore body through technical modeling, (2) the estimates of future iron ore prices recognizing that the price shall not exceed the three-year trailing average index price of iron ore adjusted to the Company’s realized price, production costs and capital expenditures, and (3) management’s mine plan for the proven and probable iron ore mineral reserves (collectively “the iron ore mineral reserve inputs”). Changes in any of the judgments or assumptions related to the iron ore mineral reserve inputs can have a significant impact with respect to the accrual for asset retirement obligations, the impairment of goodwill and long-lived asset groups and the amount of depreciation, depletion, and amortization expense. The closure date utilized in the Company’s accrual for asset retirement obligations for each of their active iron ore mine operations is determined based on the exhaustion date of the remaining iron ore mineral reserves, which is dependent on the estimate of iron ore mineral reserves. The consolidated asset retirement obligation balance was $459 million as of December 31, 2023, of which $171 million related to active iron ore mine operations.
98 | CLF 2023 FORM 10-K

Given the significant judgments and assumptions made by management to estimate iron ore mineral reserves and the sensitivity of changes to iron ore mineral reserve inputs on the Company’s recorded asset retirement obligations, performing audit procedures to evaluate the reasonableness of management’s judgments and estimates related to the iron ore mineral reserve inputs required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and estimates related to iron ore mineral reserves included the following, among others:
•We tested the effectiveness of internal controls related to the Company’s estimation of iron ore mineral reserves.
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
◦Comparing the iron ore mine plan per the most recent Technical Report Summary, updated for current year depletion, to:
▪Presentations to the Audit Committee.
▪Asset retirement obligation valuation models.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 8, 2024
We have served as the Company's auditor since 2004.
99 | CLF 2023 FORM 10-K

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2023 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report that appears herein.
February 8, 2024
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
100 | CLF 2023 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 8, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 8, 2024
101 | CLF 2023 FORM 10-K

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
102 | CLF 2023 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item will be set forth in the definitive proxy statement for our 2024 Annual Meeting of Shareholders (the "Proxy Statement") under the headings "Board Meetings and Committees — Audit Committee", "Code of Business Conduct and Ethics", "Independence and Related Party Transactions" and "Information Concerning Director Nominees” and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Information About Our Executive Officers”, which information is incorporated herein by reference and made a part hereof.

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
103 | CLF 2023 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
    (a)(1) - List of Financial Statements
The following consolidated financial statements of Cleveland-Cliffs Inc. are included at ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA above:
•Statements of Consolidated Financial Position - December 31, 2023 and 2022
•Statements of Consolidated Operations - Years ended December 31, 2023, 2022 and 2021
•Statements of Consolidated Comprehensive Income - Years ended December 31, 2023, 2022 and 2021
•Statements of Consolidated Cash Flows - Years ended December 31, 2023, 2022 and 2021
•Statements of Consolidated Changes in Equity - Years ended December 31, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
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

4.4	Seventh Supplemental Indenture, dated as of May 7, 2013, between Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.) and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference).
4.5	Indenture, dated as of May 13, 2019, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 5.875% Senior Notes due 2027 (filed as Exhibit 4.1 to Cliffs' Form 8-K on May 14, 2019 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.4 to Cliffs' Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Second Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.6 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference).
4.8	Third Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.24 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
4.9	Fourth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.25 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
4.10	Fifth Supplemental Indenture, dated as of December 22, 2021, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.11 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).
4.11	Sixth Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.12	Indenture, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 6.75% Senior Secured Notes due 2026 (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).
4.13	First Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.9 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference).
4.14	Second Supplemental Indenture, dated as of June 19, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent, including Form of 6.75% Senior Secured Notes due 2026 (filed as Exhibit 4.10 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference).
4.15	Third Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.29 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
4.16	Fourth Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.30 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
4.17	Fifth Supplemental Indenture, dated as of December 22, 2021, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee and first lien notes collateral agent (filed as Exhibit 4.17 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).
4.18	Sixth Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association and U.S. Bank National Association, as first lien notes collateral agent (successor in interest to U.S. Bank National Association), as trustee (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.19	Indenture, dated as of March 16, 2020, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Form of 7.00% Senior Notes due 2027 (filed as Exhibit 4.7 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).
4.20	First Supplemental Indenture, dated as of May 22, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to Cliffs’ Form 10-Q for the period ended June 30, 2020 and incorporated herein by reference).
4.21	Second Supplemental Indenture, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.38 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
4.22	Third Supplemental Indenture, dated as of December 18, 2020, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.39 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
4.23	Fourth Supplemental Indenture, dated as of December 22, 2021, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.22 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).

Exhibit Number	Exhibit
4.24	Fifth Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed as Exhibit 4.3 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.25	Indenture, dated as of February 17, 2021, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Forms of 4.625% Senior Guaranteed Notes due 2029 and 4.875% Senior Guaranteed Notes due 2031 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference).
4.26	First Supplemental Indenture, dated as of December 22, 2021, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.30 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).
4.27	Second Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed as Exhibit 4.4 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.28	Indenture, dated as of April 14, 2023, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 6.750% Senior Guaranteed Notes due 2030 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference).
4.29	First Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.5 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.30	Form of Common Share Certificate (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference).
4.31
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.25 to Cliffs’ Form 10-K for the period ended December 31, 2022 and incorporated herein by reference).

Material contracts
10.1	* Form of 2014 Change in Control Severance Agreement (filed as Exhibit 10.4 to Cliffs’ Form 8-K/A on September 16, 2014 and incorporated herein by reference).
10.2	* Form of 2016 Change in Control Severance Agreement (filed as Exhibit 10.1 to Cliffs’ 10-Q for the period ended September 30, 2016 and incorporated herein by reference).
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

10.5	* Cleveland-Cliffs Inc. 2021 Nonemployee Directors’ Compensation Plan (filed as Exhibit 10.2 to Cliffs’ Form 8-K on April 30, 2021 and incorporated herein by reference).
10.6	* Form of Restricted Shares Agreement for Nonemployee Directors (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference).
10.7	* Form of Deferred Shares Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference).
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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
10.29
* Cleveland-Cliffs Inc and Subsidiaries Management Performance Incentive Plan Summary, effective January 1, 2004 (filed as Exhibit 10.47 to Cliffs’ Form 10-K for the period ended December 31, 2011 and incorporated herein by reference).

10.30	* Cliffs Natural Resources Inc. 2017 Executive Management Performance Incentive Plan effective January 1, 2017 (filed as Exhibit 10.2 to Cliffs' Form 8-K on April 27, 2017 and incorporated herein by reference).
10.31	* Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on August 4, 2014 and incorporated herein by reference).
10.32	* Form of Cliffs Natural Resources Inc. Amended and Restated 2012 Incentive Equity Plan Non-Qualified Stock Option Award Memorandum (3-Year Vesting – January 2015 Grant) and Stock Option Award Agreement (filed as Exhibit 10.69 to Cliffs’ Form 10-K for the period ended December 31, 2014 and incorporated herein by reference).
10.33	* Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference).
10.34	* Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 30, 2021 and incorporated herein by reference).
10.35	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).
10.36	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).
10.37	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference).
10.38	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).
10.39	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).
10.40	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference).
10.41
* Cleveland-Cliffs Inc. Supplemental Retirement Benefit Plan (as Amended and Restated effective October 26, 2021) (filed as Exhibit 10.40 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).

10.42	* Amendment No. 1 to Cleveland-Cliffs Inc. Supplemental Retirement Benefit Plan, dated December 14, 2023 (filed herewith).
10.43	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).
10.44	First Amendment to Asset-Based Revolving Credit Agreement, dated as of March 27, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).
10.45	Second Amendment to Asset-Based Revolving Credit Agreement, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.42 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
10.46	Third Amendment to Asset-Based Revolving Credit Agreement, dated as of December 17, 2021, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Cliffs’ Form 8-K on December 23, 2021 and incorporated herein by reference).
10.47	Fourth Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2023, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference).
21	Subsidiaries of the Registrant (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes and the 4.875% 2031 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

Exhibit Number	Exhibit
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of SLR International Corporation regarding Hibbing Taconite Property, Minnesota, USA (filed herewith).
23.3	Consent of SLR International Corporation regarding Minorca Property, Minnesota, USA (filed herewith).
23.4	Consent of SLR International Corporation regarding Northshore Property, Minnesota, USA (filed herewith).
23.5	Consent of SLR International Corporation regarding United Taconite Property, Minnesota, USA (filed herewith).
23.6	Consent of SLR International Corporation regarding Tilden Property, Michigan, USA (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 8, 2024 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of February 8, 2024 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of February 8, 2024 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of February 8, 2024 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
96.1	Technical Report Summary on the Hibbing Taconite Property, Minnesota, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.1 to Cliffs’ Form 8-K on February 11, 2022 and incorporated herein by reference).
96.2	Technical Report Summary on the Minorca Property, Minnesota, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.2 to Cliffs’ Form 8-K on February 11, 2022 and incorporated herein by reference).
96.3	Technical Report Summary on the Northshore Property, Minnesota, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.3 to Cliffs’ Form 8-K on February 11, 2022 and incorporated herein by reference).
96.4	Technical Report Summary on the United Taconite Property, Minnesota, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.4 to Cliffs’ Form 8-K on February 11, 2022 and incorporated herein by reference).
96.5	Technical Report Summary on the Tilden Property, Michigan, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.5 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).
97	Cleveland-Cliffs Inc. Compensation Clawback Policy, effective October 2, 2023 (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Financial Position, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Changes in Equity, and (vi) Notes to the Consolidated Financial Statements.

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

CLEVELAND-CLIFFS INC.

		By:	/s/ K. A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer
Date:	February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. L. Goncalves	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 8, 2024
C. L. Goncalves
/s/ C. L. Goncalves Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 8, 2024
C. L. Goncalves Jr.
/s/ K. A. Floriani	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	February 8, 2024
K. A. Floriani
*	Director	February 8, 2024
J. T. Baldwin
Director
R. A. Bloom
*	Director	February 8, 2024
R. P. Fisher, Jr.
*	Director	February 8, 2024
W. K. Gerber
*	Director	February 8, 2024
S. M. Green
*	Director	February 8, 2024
R. S. Michael, III
*	Director	February 8, 2024
J. L. Miller
*	Director	February 8, 2024
G. Stoliar
*	Director	February 8, 2024
D. C. Taylor
*	Director	February 8, 2024
A. M. Yocum
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ C. L. Goncalves Jr.
(C. L. Goncalves Jr., as Attorney-in-Fact)