Form 10-Q
period 2024-03-31
CLEVELAND-CLIFFS INC.
filed 2024-04-25
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 475,476,193 as of April 24, 2024.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to "$" is to United States currency.

Abbreviation or acronym	Term
7.000% 2032 Senior Notes	7.000% Senior Guaranteed Notes due 2032 issued by Cleveland-Cliffs Inc. on March 18, 2024 in an aggregate principal amount of $825 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, and June 9, 2023, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, Weirton indefinite idle, extinguishment of debt and other, net
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
Inflation Reduction Act	Inflation Reduction Act of 2022
Infrastructure and Jobs Act	Infrastructure Investment and Jobs Act of 2021
Metric ton (mt)	2,205 pounds
MSHA	Mine Safety and Health Administration of the U.S. Department of Labor
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30	$198
Accounts receivable, net	1,868	1,840
Inventories	4,449	4,460
Other current assets	122	138
Total current assets	6,469	6,636
Non-current assets:
Property, plant and equipment, net	8,771	8,895
Goodwill	1,005	1,005
Pension and OPEB assets	344	329
Other non-current assets	647	672
TOTAL ASSETS	$17,236	$17,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,051	$2,099
Accrued employment costs	449	511
Accrued expenses	318	380
Other current liabilities	578	518
Total current liabilities	3,396	3,508
Non-current liabilities:
Long-term debt	3,664	3,137
Pension and OPEB liabilities	791	821
Deferred income taxes	628	639
Other non-current liabilities	1,315	1,310
TOTAL LIABILITIES	9,794	9,415
Commitments and contingencies (See Note 17)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2023 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2023 - 531,051,530 shares);
Outstanding - 475,472,486 shares (2023 - 504,886,773 shares)	66	66
Capital in excess of par value of shares	4,851	4,861
Retained earnings	1,666	1,733
Cost of 55,579,044 common shares in treasury (2023 - 26,164,757 shares)	(1,030)	(430)
Accumulated other comprehensive income	1,648	1,657
Total Cliffs shareholders' equity	7,201	7,887
Noncontrolling interests	241	235
TOTAL EQUITY	7,442	8,122
TOTAL LIABILITIES AND EQUITY	$17,236	$17,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Revenues	$5,199	$5,295
Operating costs:
Cost of goods sold	(4,914)	(5,196)
Selling, general and administrative expenses	(132)	(127)
Restructuring and other charges	(104)	—
Asset impairments	(64)	—
Miscellaneous – net	(23)	(3)
Total operating costs	(5,237)	(5,326)
Operating loss	(38)	(31)
Other income (expense):
Interest expense, net	(64)	(77)
Loss on extinguishment of debt	(21)	—
Net periodic benefit credits other than service cost component	60	50
Other non-operating income	2	2
Total other expense	(23)	(25)
Loss from continuing operations before income taxes	(61)	(56)
Income tax benefit	8	13
Loss from continuing operations	(53)	(43)
Income from discontinued operations, net of tax	—	1
Net loss	(53)	(42)
Income attributable to noncontrolling interests	(14)	(15)
Net loss attributable to Cliffs shareholders	$(67)	$(57)

Loss per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.14)	$(0.11)
Discontinued operations	—	—
	$(0.14)	$(0.11)
Loss per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.14)	$(0.11)
Discontinued operations	—	—
	$(0.14)	$(0.11)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE LOSS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2024	2023
Net loss	$(53)	$(42)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(28)	(27)
Changes in derivative financial instruments, net of tax	20	(152)
Changes in foreign currency translation	(1)	—
Total other comprehensive loss	(9)	(179)
Comprehensive loss	(62)	(221)
Comprehensive income attributable to noncontrolling interests	(14)	(15)
Comprehensive loss attributable to Cliffs shareholders	$(76)	$(236)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2024	2023
OPERATING ACTIVITIES
Net loss	$(53)	$(42)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	230	242
Restructuring and other charges	104	—
Asset impairments	64	—
Pension and OPEB credits	(51)	(40)
Loss on extinguishment of debt	21	—
Other	44	35
Changes in operating assets and liabilities:
Accounts receivable, net	(27)	(257)
Inventories	(8)	207
Income taxes	(1)	15
Pension and OPEB payments and contributions	(32)	(30)
Payables, accrued employment and accrued expenses	(170)	(90)
Other, net	21	(79)
Net cash provided (used) by operating activities	142	(39)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(182)	(188)
Other investing activities	3	3
Net cash used by investing activities	(179)	(185)
FINANCING ACTIVITIES
Repurchase of common shares	(608)	—
Proceeds from issuance of senior notes	825	—
Repayments of senior notes	(652)	—
Borrowings under credit facilities, net	342	307
Debt issuance costs	(13)	—
Other financing activities	(25)	(50)
Net cash provided (used) by financing activities	(131)	257
Net increase (decrease) in cash and cash equivalents	(168)	33
Cash and cash equivalents at beginning of period	198	26
Cash and cash equivalents at end of period	$30	$59
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2023	504.9	$66	$4,861	$1,733	$(430)	$1,657	$235	$8,122
Comprehensive income (loss)	—	—	—	(67)	—	(9)	14	(62)
Common stock repurchases, net of excise tax	(30.4)	—	—	—	(615)	—	—	(615)
Stock and other incentive plans	1.0	—	(10)	—	15	—	—	5
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2024	475.5	$66	$4,851	$1,666	$(1,030)	$1,648	$241	$7,442

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2022	513.3	$66	$4,871	$1,334	$(310)	$1,830	$251	$8,042
Comprehensive income (loss)	—	—	—	(57)	—	(179)	15	(221)
Stock and other incentive plans	1.8	—	(39)	—	30	—	—	(9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
March 31, 2023	515.1	$66	$4,832	$1,277	$(280)	$1,651	$247	$7,793
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive loss, cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
INVESTMENTS IN AFFILIATES
We have investments in several businesses accounted for using the equity method of accounting. These investments are included within our Steelmaking segment. Our investment in affiliates of $118 million and $123 million as of March 31, 2024 and December 31, 2023, respectively, was classified in Other non-current assets.
SIGNIFICANT ACCOUNTING POLICIES
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
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

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2024	2023
Allowance for credit losses as of January 1	$(5)	$(4)
Increase in allowance	—	(1)
Allowance for credit losses as of March 31	$(5)	$(5)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	March 31, 2024	December 31, 2023
Product inventories
Finished and semi-finished goods	$2,500	$2,573
Raw materials	1,535	1,476
Total product inventories	4,035	4,049
Manufacturing supplies and critical spares	414	411
Inventories	$4,449	$4,460
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of March 31, 2024 and December 31, 2023, we had $25 million and $21 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of March 31, 2024 and December 31, 2023, we had $89 million and $91 million, respectively, classified as Accounts payable.
WEIRTON INDEFINITE IDLE
During the first quarter of 2024, we announced the indefinite idle of our tinplate production plant located in Weirton, West Virginia. As a result of the announcement of the indefinite idle, we recorded Restructuring and other charges of $104 million for severance, other employee-related benefits and asset retirement obligation charges and Asset impairments of $64 million during the three months ended March 31, 2024.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Capital additions	$157	$128
Less:
Non-cash accruals	(45)	(76)
Right-of-use assets - finance leases	20	16
Cash paid for capital expenditures including deposits	$182	$188
Cash payments (receipts) for income taxes and interest are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Income taxes paid	$1	$1
Income tax refunds	(2)	(26)
Interest paid on debt obligations net of capitalized interest[1]	53	79

[1] Capitalized interest was $4 million and $3 million for the three months ended March 31, 2024 and 2023, respectively.

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
The following table represents our Revenues by market:

	Three Months Ended March 31,
(In millions)	2024	2023
Steelmaking:
Direct automotive	$1,617	$1,870
Infrastructure and manufacturing	1,392	1,297
Distributors and converters	1,412	1,258
Steel producers	606	701
Total Steelmaking	5,027	5,126
Other Businesses:
Direct automotive	140	139
Infrastructure and manufacturing	10	10
Distributors and converters	22	20
Total Other Businesses	172	169
Total revenues	$5,199	$5,295
The following tables represent our Revenues by product line:

	Three Months Ended March 31,
(In millions)	2024	2023
Steelmaking:
Hot-rolled steel	$1,128	$1,121
Cold-rolled steel	749	639
Coated steel	1,623	1,617
Stainless and electrical steel	461	574
Plate	333	331
Slab and other steel products	335	327
Other	398	517
Total Steelmaking	5,027	5,126
Other Businesses:
Other	172	169
Total revenues	$5,199	$5,295

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
Our results by segment are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Revenues:
Steelmaking	$5,027	$5,126
Other Businesses	172	169
Total revenues	$5,199	$5,295

Adjusted EBITDA:
Steelmaking	$395	$240
Other Businesses	17	8
Eliminations	2	(5)
Total Adjusted EBITDA	$414	$243
The following table provides a reconciliation of our consolidated Net loss to total Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2024	2023
Net loss	$(53)	$(42)
Less:
Interest expense, net	(64)	(77)
Income tax benefit	8	13
Depreciation, depletion and amortization	(230)	(242)
	233	264
Less:
EBITDA of noncontrolling interests[1]	21	23
Weirton indefinite idle[2]	(177)	—
Loss on extinguishment of debt	(21)	—
Other, net	(4)	(2)
Total Adjusted EBITDA	$414	$243

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$14	$15
Depreciation, depletion and amortization	7	8
EBITDA of noncontrolling interests	$21	$23

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.

The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Three Months Ended March 31,
(In millions)	2024	2023
Depreciation, depletion and amortization:
Steelmaking	$(222)	$(231)
Other Businesses	(8)	(11)
Total depreciation, depletion and amortization	$(230)	$(242)

Capital additions[1]:
Steelmaking	$156	$127
Other Businesses	1	1
Total capital additions	$157	$128

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
The following summarizes our assets by segment:

(In millions)	March 31, 2024	December 31, 2023
Assets:
Steelmaking	$16,738	$16,880
Other Businesses	658	657
Intersegment eliminations	(505)	(507)
Total segment assets	16,891	17,030
Corporate	345	507
Total assets	$17,236	$17,537
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	March 31, 2024	December 31, 2023
Land, land improvements and mineral rights	$1,388	$1,389
Buildings	935	946
Equipment	9,701	9,680
Other	314	302
Construction in progress	625	590
Total property, plant and equipment[1]	12,963	12,907
Allowance for depreciation and depletion	(4,192)	(4,012)
Property, plant and equipment, net	$8,771	$8,895

[1] Includes right-of-use assets related to finance leases of $315 million and $306 million as of March 31, 2024 and December 31, 2023, respectively.
We recorded depreciation and depletion expense of $227 million and $239 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, we announced the indefinite idle of our Weirton tinplate production plant, which resulted in a $46 million impairment charge to Property, plant and equipment, net.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	March 31, 2024	December 31, 2023
Steelmaking	$956	$956
Other Businesses	49	49
Total goodwill	$1,005	$1,005

INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	March 31, 2024			December 31, 2023
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(20)	$70	$90	$(18)	$72
Developed technology	60	(15)	45	60	(14)	46
Trade names and trademarks	18	(5)	13	18	(5)	13
Mining permits	72	(28)	44	72	(28)	44
Supplier relationships	29	(4)	25	29	(3)	26
Total intangible assets	$269	$(72)	$197	$269	$(68)	$201
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$25	$(46)	$(71)	$24	$(47)

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
Amortization expense related to intangible assets was $4 million for both the three months ended March 31, 2024 and 2023. Estimated future amortization expense is $9 million for the remainder of 2024 and $13 million annually for the years 2025 through 2029.
Income from amortization related to the intangible liabilities was $1 million for both the three months ended March 31, 2024 and 2023. Estimated future income from amortization is $4 million for the remainder of 2024 and $5 million annually for the years 2025 through 2029.
NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	March 31, 2024	December 31, 2023
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.990%	$189	$829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.000% 2032 Senior Notes	Cliffs	7.000%	825	—
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	342	—
Total principal amount			3,719	3,192
Unamortized discounts and issuance costs			(55)	(55)
Total long-term debt			$3,664	$3,137

[1] Unless otherwise noted, references in this column and throughout this NOTE 7 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 6.776% as of March 31, 2024.
7.000% 2032 SENIOR NOTES OFFERING
On March 18, 2024, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of $825 million aggregate principal amount of our 7.000% 2032 Senior Notes, which were issued at par. The 7.000% 2032 Senior Notes were issued in a private placement transaction exempt from the registration requirements of the Securities Act.

The 7.000% 2032 Senior Notes bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2024. The 7.000% 2032 Senior Notes mature on March 15, 2032.
The 7.000% 2032 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.000% 2032 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries. The 7.000% 2032 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 7.000% 2032 Senior Notes.
The 7.000% 2032 Senior Notes may be redeemed, in whole or in part, at any time at our option not less than 10 days nor more than 60 days after prior notice is sent to the holders of the 7.000% 2032 Senior Notes. The 7.000% 2032 Senior Notes are redeemable prior to March 15, 2027, at a redemption price equal to 100% of the principal amount thereof plus a "make-whole" premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 7.000% 2032 Senior Notes prior to March 15, 2027, at a redemption price equal to 107.000% of the principal amount thereof with the net cash proceeds of one or more equity offerings. The 7.000% 2032 Senior Notes are redeemable beginning on March 15, 2027, at a redemption price equal to 103.500% of the principal amount thereof, decreasing to 101.750% on March 15, 2028, and are redeemable at par beginning on March 15, 2029. In each case, we pay the applicable redemption or "make-whole" premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 7.000% 2032 Senior Notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The terms of the 7.000% 2032 Senior Notes contain certain customary covenants; however, there are no financial covenants.
DEBT EXTINGUISHMENTS
On March 18, 2024, we used a portion of the net proceeds from the 7.000% 2032 Senior Notes issuance to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Senior Secured Notes pursuant to a tender offer. On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the 7.000% 2032 Senior Notes issuance and available liquidity.
ABL FACILITY
As of March 31, 2024, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	March 31, 2024
Available borrowing base on ABL Facility[1]	$4,398
Borrowings	(342)
Letter of credit obligations[2]	(56)
Borrowing capacity available	$4,000

1 As of March 31, 2024, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2024 (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$—	$—	$189	$685	$342	$2,503	$3,719

NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2024	2023
Service cost	$7	$8
Interest cost	55	59
Expected return on plan assets	(80)	(79)
Amortization:
Prior service costs	4	4
Net actuarial loss	—	1
Net periodic benefit credits	$(14)	$(7)
OPEB COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2024	2023
Service cost	$2	$2
Interest cost	12	16
Expected return on plan assets	(11)	(11)
Termination benefits[1]	2	—
Amortization:
Prior service credits	(4)	(4)
Net actuarial gain	(38)	(36)
Net periodic benefit credits	$(37)	$(33)

[1] The termination benefits relate to the announcement of the indefinite idle of our Weirton tinplate production plant.
Based on funding requirements, we made nominal defined benefit pension contributions for both the three months ended March 31, 2024 and 2023. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for both the three months ended March 31, 2024 and 2023.
NOTE 9 - INCOME TAXES
Our effective tax rate for the three months ended March 31, 2024 is 13%, compared to 23% for the three months ended March 31, 2023. The change in the effective tax rate, as compared to the prior comparable period, is primarily related to depletion in excess of state income tax expense and the impact of immaterial discrete items relative to pre-tax income.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The accrued closure obligation provides for contractual and legal obligations related to our indefinitely idled and closed operations and for the eventual closure of our active operations. The closure date for each of our active mine sites was determined based on the exhaustion date of the remaining mineral reserves, and the amortization of the related asset and accretion of the liability is recognized over the estimated mine lives. The closure date and expected timing of the capital requirements to meet our obligations for our indefinitely idled or closed mines is determined based on the unique circumstances of each property. For indefinitely idled or closed mines, the accretion of the liability is recognized over the anticipated timing of remediation. Asset retirement obligations at our active steelmaking operations primarily include the closure and post-closure care for on-site landfills and other waste containment facilities. Asset retirement obligations have been recorded at present values using settlement dates based on when we expect these facilities to reach capacity and close.

The following is a summary of our asset retirement obligations:

(In millions)	March 31, 2024	December 31, 2023
Asset retirement obligations[1]	$510	$459
Less: current portion	61	15
Long-term asset retirement obligations	$449	$444

[1] Includes $263 million and $259 million related to our active operations as of March 31, 2024 and December 31, 2023, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2024	2023
Asset retirement obligations as of January 1	$459	$520
Accretion expense	5	8
Revision in estimated cash flows	48	—
Remediation payments	(2)	(4)
Asset retirement obligations as of March 31	$510	$524
During the first quarter of 2024, we announced the indefinite idle of our Weirton tinplate production plant, resulting in an increase to our asset retirement obligations as a result of acceleration of the timing and refinement in the cost of required remediation.
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2024		December 31, 2023
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,322	$3,323	$3,137	$3,118
ABL Facility - outstanding balance	Level 2	342	342	—	—
Total		$3,664	$3,665	$3,137	$3,118
The valuation of the financial asset classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
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
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
Commodity Contracts	Unit of Measure	Maturity Dates	March 31, 2024	December 31, 2023
Natural Gas	MMBtu	April 2024 - November 2026	167,430,000	168,590,000
Electricity	Megawatt hours	April 2024 - April 2027	3,634,635	3,501,898
As of March 31, 2024, we expect to reclassify $149 million of net losses related to our hedge contracts from Accumulated other comprehensive income into Cost of goods sold during the next 12 months.

The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	March 31, 2024	December 31, 2023
Other current assets	$1	$—
Other non-current assets	4	1
Other current liabilities	(102)	(105)
Other non-current liabilities	(32)	(52)
NOTE 13 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
On February 10, 2022, our Board of Directors authorized a program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1 billion. As of March 31, 2024, we have fully utilized the $1 billion share repurchase authorization. During the three months ended March 31, 2024, we repurchased 30.4 million common shares at a cost of $608 million, excluding any excise tax due under the Inflation Reduction Act. During the three months ended March 31, 2023, we had no share buybacks.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized. No preferred shares are issued or outstanding.
NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended March 31,
(In millions)	2024	2023
Foreign Currency Translation
Beginning balance	$—	$(1)
Other comprehensive loss before reclassifications	(1)	—
Ending balance	$(1)	$(1)

Derivative Instruments
Beginning balance	$(170)	$(16)
Other comprehensive loss before reclassifications	(33)	(177)
Income tax	8	44
Other comprehensive loss before reclassifications, net of tax	(25)	(133)
Losses (gains) reclassified from AOCI to net loss[1]	59	(25)
Income tax expense (benefit)[2]	(14)	6
Net losses (gains) reclassified from AOCI to net loss	45	(19)
Ending balance	$(150)	$(168)

Pension and OPEB
Beginning balance	$1,827	$1,847
Gains reclassified from AOCI to net loss[3]	(38)	(35)
Income tax expense[2]	10	8
Net gains reclassified from AOCI to net loss	(28)	(27)
Ending balance	$1,799	$1,820

Total AOCI Ending Balance	$1,648	$1,651

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax benefit in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.

NOTE 15 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $15 million and $17 million for the three months ended March 31, 2024 and 2023, respectively, that was included in our consolidated income before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $4 million and $5 million for the three months ended March 31, 2024 and 2023, respectively. Cash used for capital expenditures are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.
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

(In millions)	March 31, 2024	December 31, 2023
Inventories	$32	$29
Property, plant and equipment, net	286	288
Accounts payable	(18)	(26)
Other assets (liabilities), net	(41)	(39)
Noncontrolling interests	(259)	(252)
NOTE 16 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Loss from continuing operations	$(53)	$(43)
Income from continuing operations attributable to noncontrolling interests	(14)	(15)
Net loss from continuing operations attributable to Cliffs shareholders	(67)	(58)
Income from discontinued operations, net of tax	—	1
Net loss attributable to Cliffs shareholders	$(67)	$(57)

Weighted average number of shares:
Basic	492	515
Employee stock plans[1]	—	—
Diluted	492	515

Loss per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.14)	$(0.11)
Discontinued operations	—	—
	$(0.14)	$(0.11)

Loss per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.14)	$(0.11)
Discontinued operations	—	—
	$(0.14)	$(0.11)

[1] For the three months ended March 31, 2024 and 2023, we had 2 million and 1 million shares, respectively, related to employee stock plans that were excluded from the diluted EPS calculation as they were anti-dilutive.

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
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of March 31, 2024, we had $258 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of March 31, 2024, we had $56 million of outstanding letters of credit issued under our ABL Facility.
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
The following is a summary of our environmental obligations:

(In millions)	March 31, 2024	December 31, 2023
Environmental obligations	$134	$134
Less: current portion	21	21
Long-term environmental obligations	$113	$113
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
Pursuant to the Resource Conservation and Recovery Act, which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of Resource Conservation and Recovery Act-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. Likewise, the EPA or the states may require closure or post-closure care of residual, industrial and hazardous waste management units. Environmental regulators have the authority to inspect all of our facilities. While we cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities that they believe require corrective action.

Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the EPA and state environmental authorities have conducted site investigations at some of our facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently regulated. The results of these investigations are still pending, and we could be directed to spend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, we cannot reasonably predict whether or when such spending might be required or its magnitude.
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
NOTE 18 - SUBSEQUENT EVENTS
On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the 7.000% 2032 Senior Notes issuance and available liquidity.

Effective April 22, 2024, our Board of Directors authorized a new program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, as well as other publicly available information.
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

FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three months ended March 31, 2024 and 2023 (in millions, except for diluted EPS):

Total Revenue	Net Loss	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net loss to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions in the first quarter of 2024 were driven by continued strength in light vehicle production but also inconsistent service center buying behavior and higher import levels. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $941 per net ton for the first quarter of 2024, 8% higher than the first quarter of 2023, and significantly above the prior annual ten-year average of approximately $775 per net ton. Import levels were elevated at the beginning of the year as HRC pricing spreads between the U.S. and other regions started increasing in the fourth quarter of 2023. Demand for steel from automotive manufacturers remained strong throughout the first quarter of 2024 after 2023 North American light vehicle production of 15.7 million units was the highest level since 2019. Steel demand from service centers was inconsistent during the first quarter of 2024, as service center inventory levels were reduced to 1.9 months on hand as the HRC price declined, after ending 2023 at 2.2 months of inventory on hand. Looking forward, we expect domestic steel demand to grow as automotive production continues to remain strong, end-user demand for our service center customers remains healthy and incremental steel demand stimulated by recent government legislation is realized.
The Infrastructure and Jobs Act, the CHIPS Act and the Inflation Reduction Act should continue to provide meaningful support for overall domestic steel demand throughout the remainder of 2024 and in the coming years. Our extensive portfolio of products should result in increased steel demand from most of our end markets. The Infrastructure and Jobs Act includes approximately $550 billion of authorized spending for new investments and programs. This legislation provides direct spending support for roads, bridges and other infrastructure projects, including upgrades to the domestic power grid and building out a national network of EV chargers. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. The Inflation Reduction Act provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. Additionally, the on-shoring of manufacturing in the U.S. should reduce the risk of supply chain issues in the future.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During the first quarter of 2024, North American light vehicle production was approximately 3.9 million units, up from 3.8 million units in the fourth quarter of 2023, which was adversely impacted by the United Auto Workers strike. Full-year 2024 North American light vehicle production is estimated to exceed 16.0 million units, which would be the highest level since 2019. North American light vehicle production in 2025 and beyond is also estimated to exceed 16.0 million units annually, implying continued strong demand for years to come. During the first quarter of 2024, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.4 million units sold, an increase from 15.1 million units sold rate for same period during 2023. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.5 years, which should support demand as older vehicles need to be replaced. As the leading supplier of automotive-grade steel in the U.S., we expect to benefit from increased vehicle production over the coming years.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $464 per long ton during the first quarter of 2024. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.

As for iron ore, the Platts 62% price averaged $124 per metric ton in the first quarter of 2024, which is 30% higher than the prior annual ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
OTHER FACTORS
On April 4, 2024, the DOE issued its final transformer efficiency standards rule that will provide for the continued utilization of GOES in virtually all of our distribution transformer end markets. With the revised rule, the DOE acknowledged the fundamental importance of GOES and the essential role played by our steel plants in Butler, Pennsylvania and Zanesville, Ohio in effectively sustaining the functionality of the U.S. electric grid. The originally proposed distribution transformer rule would have required the use of amorphous metal in nearly all transformer production in the U.S., putting demand for our GOES product at serious risk. The final rule provides clarity going forward on production requirements, allowing for increased investments in the transformer market, which should ultimately lead to increased GOES demand.
On February 15, 2024, we announced the indefinite idling of our tinplate production plant located in Weirton, West Virginia. The idling of Weirton occurred in April 2024. We produced tin mill products primarily used for canned food packaging at our Weirton facility and historically sold approximately 300,000 net tons per year, representing approximately 2% of our total steel sales volumes. The need to idle our Weirton facility arose as a direct result of the unanimous decision of the U.S. International Trade Commission negating the implementation of anti-dumping and countervailing duties on imported tin mill products calculated by the Department of Commerce. In January 2023, we announced that we partnered with the USW and filed antidumping and countervailing duty petitions against eight countries related to unfairly traded tin and chromium coated sheet steel products. After finding evidence of dumping and subsidization, on January 5, 2024, the Department of Commerce announced duties on four countries, including Canada, China, Germany and South Korea. Despite these findings, the U.S. International Trade Commission unanimously rejected these trade remedies on February 6, 2024, which ultimately led to the indefinite idling of our Weirton facility.
During 2023, we significantly reduced costs compared to the prior year, as we had higher production volume and normalized repair and maintenance spending, and inflationary pressures on input and energy costs eased. We expect to continue to reduce costs in 2024, as we have worked through higher cost inventory, production volumes should remain similar, and reductions in even lower natural gas prices and coal and alloy costs should mitigate any inflationary cost increases.
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
One of our most critical strengths that differentiates us from others in our industry is a unique and powerful partnership with our unionized workforce, particularly the USW. With approximately 20,000 employees subject to collective bargaining agreements, our strong and productive labor relationships are key to our long-term success and allow us to work together in achieving our goals. A clear example of the strength of our relationship is how we partner together to fight against dumped and illegally subsidized imported steel products. Our deep alignment with our represented employees is also recognized by our political leaders, who often publicly support us as a significant employer of a unionized workforce with a track record of working to maintain and increase middle class jobs.
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
Since the acquisition of our steelmaking assets, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of the 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expenses in 2023. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.

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
We believe we offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of our offering includes advanced high-strength steel, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, GOES, NOES, stainless steels, tool and die, stamped components, rail, slab and cast ingot. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are currently a leading producer of electrical steels referred to as GOES and NOES in the U.S. In November 2021, the Infrastructure and Jobs Act was passed in the U.S., which provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. Our electrical steel business is expected to achieve strong profitability in the coming years. During 2023, we commissioned our NOES expansion at our Zanesville facility, which increased our annual capacity by approximately 70,000 net tons.
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
As a result of our exposure to these high-end markets, we have the highest fixed price contractual volumes in our industry. Approximately 40-45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. In addition to our fixed price contracts, we also sell significant volumes under index-linked contracts, which reduces our reliance on spot sales and allows us to improve our efficiency with more stable volumes.
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
PURSUE VALUE-ENHANCING MERGERS AND ACQUISITIONS
We have a proven track record of successfully identifying undervalued assets and completing value-enhancing transactions through mergers and acquisitions. We continue to be opportunistic in our pursuit of assets that would grow our business and offer opportunities to generate significant synergies. With our strong balance sheet, proven ability to integrate acquired assets and capture synergies, along with our powerful partnership with both our union and non-union employees, we are confident in our ability to execute value-enhancing mergers and acquisitions.
Our strong partnership with our union-represented employees was crucial in prior mergers and acquisitions, as union support is necessary to successfully complete transactions that include union-represented assets. We are also the only domestic steel company in recent years to successfully acquire steel producing assets with USW-represented employees.
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
ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
Our commitment to operating our business in a more environmentally responsible manner remains constant. One of the most important issues impacting our industry, our stakeholders and our planet is climate change. In early 2021, we announced our commitment to reduce GHG emissions 25% from 2017 levels by 2030. This goal represents combined Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emission reductions across all of our operations. In 2023 and 2022, our absolute Scope 1 and Scope 2 GHG emissions were below our reduction goal well ahead of our 2030 target year. We have also made significant progress in reducing our emissions on a per ton basis. Since 2020, we have reduced our average Scope 1 and 2 emissions of integrated mills from 1.82 to 1.54 metric tons of CO2e per metric ton of crude steel produced in 2023, which is 28% lower than the global average.
In March 2024, we were selected by the DOE for award negotiations to receive up to $575 million in total funding for two projects to accelerate industrial decarbonization initiatives. If awarded, we would receive up to a $500 million federal investment to replace our existing blast furnace at Middletown Works with a 2.5 million ton per annum hydrogen-ready direct reduced iron plant and two 120 megawatt electric melting furnaces to feed molten iron to the existing infrastructure already on site, including the BOF, caster, hot strip mill and various finishing facilities. The project is designed so that Middletown Works would maintain its existing raw steel production capacity of approximately 3 million net tons per year and would no longer use coke for iron production. We expect that the process would dramatically reduce carbon emissions intensity with no impact to product quality or capability and would consolidate Middletown Works as the most advanced, lowest GHG emitting integrated iron and steel facility in the world.
Additionally, if awarded, we would receive up to $75 million at our Butler Works facility to replace two of our existing natural gas fired high temperature slab reheat furnaces with four electrified induction slab reheat furnaces, to bring optimum efficiency to our production of electrical steel. This project would lower carbon emissions, substantially reduce energy costs and improve slab quality. As a result of both of these projects, we would anticipate generating in excess of $500 million in annual cost savings and yield improvements.
In October 2023, the DOE announced the intention to award funding under the Infrastructure and Jobs Act for seven regional hydrogen hubs, including the Midwest Alliance for Clean Hydrogen. This hub covering Illinois, Indiana and Michigan was selected for $1 billion in funding and is near our two largest steel plants, Indiana Harbor and Burns Harbor. In January 2024, we commissioned a pipeline and successfully completed a hydrogen injection trial at our Indiana Harbor blast furnace #7. This follows an initial similar trial of hydrogen at our blast furnace in Middletown earlier in 2023. The use of hydrogen within our blast furnace is expected to partially reduce coke rate and displace the release of CO2 with H2O, reducing our overall emissions.
Our future GHG emissions reductions are expected to be driven by the use of direct reduced iron in electric melting furnaces, direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, driving more productivity out of fewer blast furnaces, implementing hydrogen use where possible, adopting carbon capture and utilization, procuring more clean energy, electrification of process equipment and operating with higher energy efficiency.

IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles and be opportunistic when attractive strategic opportunities arise. Since the acquisition of our steelmaking assets in 2020, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through share repurchases and make investments to both improve and grow our business. During the first quarter of 2024, we returned $608 million of capital to shareholders via share repurchases. Effective April 22, 2024, our Board of Directors authorized a new program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion. In 2023, we reduced the principal amount of outstanding long-term debt by $1.1 billion, demonstrating how quickly we can deleverage our balance sheet. We have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to continue to use the financial levers available to us to both opportunistically reduce our debt and return capital to shareholders throughout the remainder of 2024 and beyond. Going forward, our stated target will be to maintain a net debt ratio of less than two and a half times our trailing-twelve months Adjusted EBITDA, which should provide us ample opportunity and flexibility to execute any strategic, operational or financial opportunities we identify. It is also important for us to maintain sufficient liquidity, which was above $4 billion as of March 31, 2024.
On March 18, 2024, we issued $825 million aggregate principal amount of our 7.000% 2032 Senior Notes at par and used a portion of the net proceeds from the issuance to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Senior Secured Notes pursuant to a tender offer. On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the 7.000% 2032 Senior Notes issuance and available liquidity. This transaction extended our debt maturity profile and removed our final tranche of secured notes.
STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results for the three months ended March 31, 2024 and 2023 (dollars in millions, except for average selling price and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

2024	2023	2024	2023	2024	2023	2024	2023

STEEL PRODUCT REVENUE:		GROSS MARGIN %:		ADJUSTED EBITDA %:		AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,629	$4,609	5%	2%	8%	5%	$1,175	$1,128

REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended March 31,
(In thousands of net tons)	2024	2023	% Change
Steel shipments by product:
Hot-rolled steel	1,266	1,490	(15)%
Cold-rolled steel	663	597	11%
Coated steel	1,216	1,168	4%
Stainless and electrical steel	145	174	(17)%
Plate	201	198	2%
Slab and other steel products	449	458	(2)%
Total steel shipments by product	3,940	4,085	(4)%

	Three Months Ended March 31,
(In millions)	2024	2023	% Change
Steelmaking revenues by market:
Direct automotive	$1,617	$1,870	(14)%
Infrastructure and manufacturing	1,392	1,297	7%
Distributors and converters	1,412	1,258	12%
Steel producers	606	701	(14)%
Total Steelmaking revenues by market	$5,027	$5,126	(2)%
Revenues decreased by 2% during the three months ended March 31, 2024, as compared to the prior-year period, primarily due to:
•A decrease of $253 million, or 14%, in revenues from the direct automotive market, predominantly due to a decrease in shipments due to proactive customer diversification; and
•A decrease of $95 million, or 14%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for busheling scrap and lower third-party iron ore sales.
•These decreases were partially offset by an increase of $154 million, or 12%, in revenues from the distributors and converters market, predominantly due to the average HRC price increase and an increase in shipments; and
•An increase of $95 million, or 7%, in revenues from the infrastructure and manufacturing market, predominantly due to the average HRC price increase.
GROSS MARGIN
Gross margin increased by $176 million, or 187%, during the three months ended March 31, 2024, as compared to the prior-year period, primarily due to:
•An increase in selling prices (approximately $200 million impact), predominantly due to higher spot prices.
•This increase in gross margin was partially offset by a decrease in sales volume (approximately $60 million impact).
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended March 31, 2024, increased by $155 million, as compared to the three months ended March 31, 2023, primarily due to the increased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $125 million and $119 million of Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three months ended March 31, 2024, our consolidated Revenues decreased by $96 million, and our consolidated gross margin increased by $186 million, as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results.
RESTRUCTURING AND OTHER CHARGES
During the three months ended March 31, 2024, we announced the indefinite idle of our Weirton tinplate production plant, resulting in $104 million of restructuring and other charges primarily related to severance, other employee-related benefits and asset retirement obligation charges.

ASSET IMPAIRMENTS
During the three months ended March 31, 2024, we announced the indefinite idle of our Weirton tinplate production plant, resulting in $64 million of asset impairments.
MISCELLANEOUS - NET
During the three months ended March 31, 2024, miscellaneous expense increased by $20 million, as compared to the prior-year period. The increase in miscellaneous expense is primarily related to increased expenses associated with our indefinitely idled and closed operations.
LOSS ON EXTINGUISHMENT OF DEBT
During the three months ended March 31, 2024, we used a portion of the net proceeds from the issuance of the 7.000% 2032 Senior Notes to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes, resulting in a $21 million loss on extinguishment of debt. Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	Three Months Ended March 31,
(In millions)	2024	2023
Income tax benefit	$8	$13
Effective tax rate	13%	23%
The changes in income tax benefit and the effective tax rate for the three months ended March 31, 2024, as compared to the prior-year period, are primarily related to depletion in excess of state income tax expense and the impact of immaterial discrete items relative to pre-tax income.
Our 2024 estimated annual effective tax rate before discrete items as of March 31, 2024 is 18%. This estimated annual effective tax rate is less than the U.S. statutory rate of 21%, as state income tax expense is less than the percentage depletion in excess of cost depletion. The 2023 estimated annual effective tax rate before discrete items as of March 31, 2023 was 22%.
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
The following table provides a summary of our cash flow:

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$142	$(39)
Investing activities	(179)	(185)
Financing activities	(131)	257
Net increase (decrease) in cash and cash equivalents	$(168)	$33

Free cash flow[1]	$(40)	$(227)

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
During the first quarter of 2024, we took action in alignment with our capital allocation priorities, as follows:
•We issued $825 million aggregate principal amount of our 7.000% 2032 Senior Notes. A portion of the net proceeds from the 7.000% 2032 Senior Notes issuance was used to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Senior Secured Notes pursuant to a tender offer. On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the 7.000% 2032 Senior Notes issuance and available liquidity. After this transaction, we no longer have any secured notes outstanding.
•Additionally, we returned capital to shareholders through our share repurchase program, repurchasing 30.4 million common shares at a cost of $608 million in the aggregate.
The debt transactions give us additional flexibility by eliminating our secured notes, along with extending our average debt maturity date, which will better prepare us to navigate more easily through potentially volatile industry conditions in the future. Going forward, our stated target will be to maintain a net debt ratio of less than two and a half times our trailing-twelve months Adjusted EBITDA, which should provide us ample opportunity and flexibility to execute any strategic, operational or financial opportunities we may identify.
We expect to continue to use the financial levers available to us to both opportunistically reduce our debt and return capital to shareholders throughout the remainder of 2024 and beyond.
CASH FLOWS
OPERATING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Net loss	$(53)	$(42)	$(11)
Non-cash adjustments to net loss	412	237	175
Working capital:
Accounts receivable, net	(27)	(257)	230
Inventories	(8)	207	(215)
Income taxes	(1)	15	(16)
Pension and OPEB payments and contributions	(32)	(30)	(2)
Payables, accrued employment and accrued expenses	(170)	(90)	(80)
Other, net	21	(79)	100
Total working capital	(217)	(234)	17
Net cash provided (used) by operating activities	$142	$(39)	$181
The variance was primarily driven by:
•A $164 million increase in net income after non-cash adjustments primarily due to higher gross margins resulting from an increase in selling prices for our steel products, which was partially offset by a decrease in sales volumes. See "— Steelmaking Results" above for further detail on our operating results.
INVESTING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Purchase of property, plant and equipment	$(182)	$(188)	$6
Other	3	3	—
Net cash used by investing activities	$(179)	$(185)	$6
Cash used for capital expenditures decreased $6 million in the first quarter of 2024, as compared to the prior-year period. Included within cash used for capital expenditures was $4 million for the three months ended March 31, 2024, compared to $5 million for the three months ended March 31, 2023, related to our non-owned SunCoke Middletown VIE. Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend.
We anticipate total cash used for capital expenditures during the next 12 months to be between $675 and $725 million, which primarily consists of sustaining capital spend.

FINANCING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Net proceeds (repayments) of senior notes	$173	$—	$173
Net borrowings (repayments) under credit facilities	342	307	35
Repurchase of common shares	(608)	—	(608)
Other	(38)	(50)	12
Net cash provided (used) by financing activities	$(131)	$257	$(388)
The variance was primarily driven by:
•A $608 million use of cash during the three months ended March 31, 2024 to repurchase 30.4 million of our common shares on the open market.
•A $173 million increase in cash provided from the net proceeds of our $825 million 7.000% 2032 Senior Notes issuance, partially offset by the repurchase of $640 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes pursuant to a tender offer.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. We generally maintain minimal cash balances and utilize our access to our ABL Facility to cover fluctuations in our cash requirements. Cash and cash equivalents, which totaled $30 million as of March 31, 2024, include cash on hand and on deposit. The combination of cash and availability under our ABL Facility gave us $4.03 billion in liquidity as of March 31, 2024. During the first quarter of 2024, we issued $825 million in aggregate principal amount of 7.000% 2032 Senior Notes. We used a portion of the net proceeds from the offering to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes pursuant to a tender offer. On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the 7.000% 2032 Senior Notes issuance and available liquidity. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of March 31, 2024, outstanding letters of credit totaled $56 million, which reduced availability under our ABL Facility. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of March 31, 2024, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, to issue secured notes, if we elect to access the debt capital markets. However, our ability to issue additional notes could be limited by market conditions. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
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

The following table provides a reconciliation of our Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2024	2023
Net loss	$(53)	$(42)
Less:
Interest expense, net	(64)	(77)
Income tax benefit	8	13
Depreciation, depletion and amortization	(230)	(242)
Total EBITDA	$233	$264
Less:
EBITDA of noncontrolling interests[1]	$21	$23
Weirton indefinite idle[2]	(177)	—
Loss on extinguishment of debt	(21)	—
Other, net	(4)	(2)
Total Adjusted EBITDA	$414	$243

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$14	$15
Depreciation, depletion and amortization	7	8
EBITDA of noncontrolling interests	$21	$23

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended March 31,
(In millions)	2024	2023
Adjusted EBITDA:
Steelmaking	$395	$240
Other Businesses	17	8
Corporate and eliminations	2	(5)
Total Adjusted EBITDA	$414	$243
FREE CASH FLOW
Free cash flow is a non-GAAP financial measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flow to free cash flow:

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided (used) by operating activities	$142	$(39)
Purchase of property, plant and equipment	(182)	(188)
Free cash flow	$(40)	$(227)

NET DEBT
Net debt is a non-GAAP financial measure that management uses in evaluating financial position. Net debt is defined as long-term debt less cash and cash equivalents. Management believes net debt is an important measure of our financial position due to the amount of cash and cash equivalents on hand.
The following table provides a reconciliation of our long-term debt to net debt:

(In millions)	March 31, 2024	December 31, 2023
Long-term debt	$3,664	$3,137
Less: Cash and cash equivalents	30	198
Net debt	$3,634	$2,939
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of March 31, 2024 have fully and unconditionally, and jointly and severally, guaranteed the obligations under (a) the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis and (b) the 6.750% 2026 Senior Secured Notes issued by Cleveland-Cliffs Inc. on a senior secured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2024. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of March 31, 2024.
As of March 31, 2024, the guarantee of a Guarantor subsidiary with respect to Cliffs' 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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

SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	March 31, 2024	December 31, 2023
Current assets	$7,026	$7,150
Non-current assets	10,005	10,111
Current liabilities	(4,255)	(4,283)
Non-current liabilities	(5,952)	(5,463)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Three Months Ended
(In millions)	March 31, 2024
Revenues	$5,126
Cost of goods sold	(4,861)
Loss from continuing operations	(61)
Net loss	(61)
Net loss attributable to Cliffs shareholders	(61)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	March 31, 2024	December 31, 2023
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$806	$743
Accounts payable	(1,070)	(1,004)

Balances with other related parties:
Accounts receivable, net	$9	$5
Accounts payable	(11)	(11)
Additionally, for the three months ended March 31, 2024, the obligated group had Revenues of $25 million and Cost of goods sold of $19 million, in each case, with other related parties.
MARKET RISKS
We are subject to a variety of risks, including those caused by changes in commodity prices and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
PRICING RISKS
In the ordinary course of business, we are exposed to market risk and price fluctuations related to the sale of our products, which are impacted primarily by market prices for HRC and other related spot pricing indices, and the purchase of energy and raw materials used in our operations, which are impacted by market prices for natural gas, electricity, ferrous and stainless steel scrap, chrome, metallurgical coal, coke, zinc, chrome, nickel and other alloys. Our strategy to address market risk has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we make forward physical purchases and enter into hedge contracts to manage exposure to price risk related to the purchases of certain raw materials and energy used in the production process.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of March 31, 2024, due to a 10% and 25% change in the market price of each of the indicated commodities:

Commodity Derivative (In millions)	10% Change	25% Change
Natural gas	$52	$131
Electricity	16	40
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three months ended March 31, 2024, we concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the indefinite idle of our Weirton tinplate production plant, which resulted in a $46 million impairment charge to Property, plant and equipment, net for the three months ended March 31, 2024.

INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of March 31, 2024, we had $342 million outstanding under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the March 31, 2024 borrowing level would result in a change of $3 million to interest expense on an annual basis.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2023, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)[2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[3,4]
January 1 - 31, 2024	383,936	$19.59	—	$608,285,509
February 1 - 29, 2024	21,558,295	$19.82	21,557,951	$181,443,377
March 1 - 31, 2024	8,819,556	$20.59	8,818,797	$3,150
Total	30,761,787	$20.04	30,376,748

[1] Includes 383,936 shares that were delivered to us in January 2024, 344 shares that were delivered to us in February 2024, and 759 shares that were delivered to us in March 2024, in each case, to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

[2] Excludes the 1% excise tax on net stock repurchases.
3 On February 11, 2022, we announced that our Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, up to a maximum of $1 billion. As of March 31, 2024, we have fully utilized our $1 billion share repurchase authorization.

[4] Effective April 22, 2024, our Board of Directors authorized a new program to repurchase outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion.

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

ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1	Indenture, dated as of March 18, 2024, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 7.000% Senior Guaranteed Notes due 2032 (filed herewith).
10.1	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed herewith).
10.2	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed herewith).
10.3	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 6.750% 2026 Senior Secured Notes, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 25, 2024 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of April 25, 2024 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 25, 2024 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 25, 2024 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Loss, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	April 25, 2024