Form 10-Q
period 2024-06-30
CLEVELAND-CLIFFS INC.
filed 2024-07-24
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 468,040,431 as of July 24, 2024.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. Unless otherwise indicated, references to "$" is to United States currency.

Abbreviation or acronym	Term
7.000% 2032 Senior Notes	7.000% Senior Guaranteed Notes due 2032 issued by Cleveland-Cliffs Inc. on March 18, 2024 in an aggregate principal amount of $825 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, and June 9, 2023, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, Weirton indefinite idle, extinguishment of debt and other, net
Arrangement Agreement	Arrangement Agreement, by and between Stelco, Purchaser and Cleveland-Cliffs Inc., dated July 14, 2024
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
Inflation Reduction Act	Inflation Reduction Act of 2022
Infrastructure and Jobs Act	Infrastructure Investment and Jobs Act of 2021
Metric ton (mt)	2,205 pounds
MSHA	Mine Safety and Health Administration of the U.S. Department of Labor
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
Purchaser	13421422 Canada Inc., a Canadian corporation and a direct, wholly-owned subsidiary of Cleveland-Cliffs Inc.
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
Stelco	Stelco Holdings Inc., a Canadian corporation
Stelco Acquisition	The acquisition of all of the outstanding common shares of Stelco by Purchaser, subject to the terms and conditions set forth in the Arrangement Agreement
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
USMCA	United States-Mexico-Canada Agreement
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$110	$198
Accounts receivable, net	1,773	1,840
Inventories	4,199	4,460
Other current assets	110	138
Total current assets	6,192	6,636
Non-current assets:
Property, plant and equipment, net	8,728	8,895
Goodwill	1,005	1,005
Pension and OPEB assets	354	329
Other non-current assets	649	672
TOTAL ASSETS	$16,928	$17,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,080	$2,099
Accrued employment costs	431	511
Accrued expenses	296	380
Other current liabilities	511	518
Total current liabilities	3,318	3,508
Non-current liabilities:
Long-term debt	3,507	3,137
Pension and OPEB liabilities	757	821
Deferred income taxes	621	639
Other non-current liabilities	1,353	1,310
TOTAL LIABILITIES	9,556	9,415
Commitments and contingencies (See Note 17)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2023 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2023 - 531,051,530 shares);
Outstanding - 468,038,839 shares (2023 - 504,886,773 shares)	66	66
Capital in excess of par value of shares	4,864	4,861
Retained earnings	1,668	1,733
Cost of 63,012,691 common shares in treasury (2023 - 26,164,757 shares)	(1,154)	(430)
Accumulated other comprehensive income	1,666	1,657
Total Cliffs shareholders' equity	7,110	7,887
Noncontrolling interests	262	235
TOTAL EQUITY	7,372	8,122
TOTAL LIABILITIES AND EQUITY	$16,928	$17,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Revenues	$5,092	$5,984	$10,291	$11,279
Operating costs:
Cost of goods sold	(4,930)	(5,340)	(9,844)	(10,536)
Selling, general and administrative expenses	(103)	(149)	(235)	(276)
Restructuring and other charges	(25)	—	(129)	—
Asset impairments	(15)	—	(79)	—
Miscellaneous – net	(13)	(12)	(36)	(15)
Total operating costs	(5,086)	(5,501)	(10,323)	(10,827)
Operating income (loss)	6	483	(32)	452
Other income (expense):
Interest expense, net	(69)	(79)	(133)	(156)
Loss on extinguishment of debt	(6)	—	(27)	—
Net periodic benefit credits other than service cost component	62	50	122	100
Other non-operating income	1	4	3	6
Total other expense	(12)	(25)	(35)	(50)
Income (loss) from continuing operations before income taxes	(6)	458	(67)	402
Income tax benefit (expense)	15	(102)	23	(89)
Income (loss) from continuing operations	9	356	(44)	313
Income from discontinued operations, net of tax	—	—	—	1
Net income (loss)	9	356	(44)	314
Income attributable to noncontrolling interests	(7)	(9)	(21)	(24)
Net income (loss) attributable to Cliffs shareholders	$2	$347	$(65)	$290

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$—	$0.68	$(0.13)	$0.56
Discontinued operations	—	—	—	—
	$—	$0.68	$(0.13)	$0.56
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$—	$0.67	$(0.13)	$0.56
Discontinued operations	—	—	—	—
	$—	$0.67	$(0.13)	$0.56
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$9	$356	$(44)	$314
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(29)	(26)	(57)	(53)
Changes in derivative financial instruments, net of tax	47	18	67	(134)
Changes in foreign currency translation	—	—	(1)	—
Total other comprehensive income (loss)	18	(8)	9	(187)
Comprehensive income (loss)	27	348	(35)	127
Comprehensive loss attributable to noncontrolling interests	(7)	(9)	(21)	(24)
Comprehensive income (loss) attributable to Cliffs shareholders	$20	$339	$(56)	$103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Six Months Ended June 30,
(In millions)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(44)	$314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	458	489
Restructuring and other charges	129	—
Asset impairments	79	—
Pension and OPEB credits	(104)	(79)
Loss on extinguishment of debt	27	—
Other	47	90
Changes in operating assets and liabilities:
Accounts receivable, net	67	(333)
Inventories	227	403
Income taxes	(12)	169
Pension and OPEB payments and contributions	(62)	(58)
Payables, accrued employment and accrued expenses	(176)	(78)
Other, net	25	(69)
Net cash provided by operating activities	661	848
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(339)	(319)
Other investing activities	8	9
Net cash used by investing activities	(331)	(310)
FINANCING ACTIVITIES
Repurchase of common shares	(733)	(94)
Proceeds from issuance of senior notes	825	750
Repayments of senior notes	(845)	—
Borrowings (repayments) under credit facilities, net	370	(1,031)
Debt issuance costs	(13)	(34)
Other financing activities	(22)	(121)
Net cash used by financing activities	(418)	(530)
Net increase (decrease) in cash and cash equivalents	(88)	8
Cash and cash equivalents at beginning of period	198	26
Cash and cash equivalents at end of period	$110	$34
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2023	504.9	$66	$4,861	$1,733	$(430)	$1,657	$235	$8,122
Comprehensive income (loss)	—	—	—	(67)	—	(9)	14	(62)
Common stock repurchases, net of excise tax	(30.4)	—	—	—	(615)	—	—	(615)
Stock and other incentive plans	1.0	—	(10)	—	15	—	—	5
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2024	475.5	$66	$4,851	$1,666	$(1,030)	$1,648	$241	$7,442
Comprehensive income	—	—	—	2	—	18	7	27
Common stock repurchases, net of excise tax	(7.5)	—	—	—	(125)	—	—	(125)
Stock and other incentive plans	—	—	13	—	1	—	—	14
Net contributions to noncontrolling interests	—	—	—	—	—	—	14	14
June 30, 2024	468.0	$66	$4,864	$1,668	$(1,154)	$1,666	$262	$7,372

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-controlling Interests	Total
December 31, 2022	513.3	$66	$4,871	$1,334	$(310)	$1,830	$251	$8,042
Comprehensive income (loss)	—	—	—	(57)	—	(179)	15	(221)
Stock and other incentive plans	1.8	—	(39)	—	30	—	—	(9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
March 31, 2023	515.1	$66	$4,832	$1,277	$(280)	$1,651	$247	$7,793
Comprehensive income (loss)	—	—	—	347	—	(8)	9	348
Common stock repurchases	(6.5)	—	—	—	(95)	—	—	(95)
Stock and other incentive plans	0.1	—	9	—	3	—	—	12
Net distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
June 30, 2023	508.7	$66	$4,841	$1,624	$(372)	$1,643	$242	$8,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
NATURE OF BUSINESS
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are also a leading producer of electrical steels referred to as GOES and NOES in the U.S. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling, and tubing. Headquartered in Cleveland, Ohio, we employ approximately 28,000 people across our operations in the United States and Canada.
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
INVESTMENTS IN AFFILIATES
We have investments in several businesses accounted for using the equity method of accounting. These investments are included within our Steelmaking segment. Our investment in affiliates of $118 million and $123 million as of June 30, 2024 and December 31, 2023, respectively, was classified in Other non-current assets.
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

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2024	2023
Allowance for credit losses as of January 1	$(5)	$(4)
Decrease (increase) in allowance	—	(3)
Allowance for credit losses as of June 30	$(5)	$(7)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	June 30, 2024	December 31, 2023
Product inventories
Finished and semi-finished goods	$2,275	$2,573
Raw materials	1,508	1,476
Total product inventories	3,783	4,049
Manufacturing supplies and critical spares	416	411
Inventories	$4,199	$4,460
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of June 30, 2024 and December 31, 2023, we had $27 million and $21 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of June 30, 2024 and December 31, 2023, we had $80 million and $91 million, respectively, classified as Accounts payable.
WEIRTON INDEFINITE IDLE
On February 15, 2024, we announced the indefinite idle of our tinplate production plant located in Weirton, West Virginia. As of June 30, 2024, we have incurred $210 million of charges related to the idle and estimate that we will incur an additional $2 million in Restructuring and other charges, primarily related to employee related costs which are expected to be incurred by the end of 2024.
The following table represents a reconciliation of our accrued liabilities related to the Weirton Indefinite Idle:

(In millions)	Employee- Related Costs	Exit Costs	Asset Impairment	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Costs incurred[1]	58	48	64	170
Cash payments	—	(2)	—	(2)
Non-cash	—	—	(64)	(64)
Balance as of March 31, 2024	$58	$46	$—	$104
Costs incurred[2]	23	2	15	40
Cash payments	(8)	(10)	—	(18)
Non-cash	—	—	(15)	(15)
Balance as of June 30, 2024	$73	$38	$—	$111

1 Of the $170 million of cost incurred, $104 million was recorded in Restructuring and other charges, $64 million was recorded in Asset impairments and $2 million was recorded in Net periodic benefit credits other than service cost component.

2 Of the $40 million of costs incurred, $25 million was recorded in Restructuring and other charges and $15 million was recorded in Asset impairments.

CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Capital additions	$346	$290
Less:
Non-cash accruals	(47)	(89)
Right-of-use assets - finance leases	54	60
Cash paid for capital expenditures including deposits	$339	$319
Cash payments (receipts) for income taxes and interest are as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Income taxes paid	$10	$37
Income tax refunds	(4)	(138)
Interest paid on debt obligations net of capitalized interest[1]	134	142

[1] Capitalized interest was $8 million and $6 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following table represents our Revenues by market:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Steelmaking:
Direct automotive	$1,460	$1,980	$3,077	$3,850
Infrastructure and manufacturing	1,421	1,591	2,813	2,888
Distributors and converters	1,402	1,441	2,814	2,699
Steel producers	632	796	1,238	1,497
Total Steelmaking	4,915	5,808	9,942	10,934
Other Businesses:
Direct automotive	148	143	288	282
Infrastructure and manufacturing	10	10	20	20
Distributors and converters	19	23	41	43
Total Other Businesses	177	176	349	345
Total revenues	$5,092	$5,984	$10,291	$11,279

The following tables represent our Revenues by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Steelmaking:
Hot-rolled steel	$1,115	$1,357	$2,243	$2,478
Cold-rolled steel	711	748	1,460	1,387
Coated steel	1,546	1,789	3,169	3,406
Stainless and electrical steel	480	615	941	1,189
Plate	317	399	650	730
Slab and other steel products	318	366	653	693
Other	428	534	826	1,051
Total Steelmaking	4,915	5,808	9,942	10,934
Other Businesses:
Other	177	176	349	345
Total revenues	$5,092	$5,984	$10,291	$11,279
NOTE 4 - SEGMENT REPORTING
We are vertically integrated from mined raw materials and direct reduced iron and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. We are organized into four operating segments based on our differentiated products – Steelmaking, Tubular, Tooling and Stamping, and European Operations. We have one reportable segment – Steelmaking. The operating segment results of our Tubular, Tooling and Stamping, and European Operations that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Our Steelmaking segment operates as a leading North America-based steel producer supported by being the largest iron ore pellet producer as well as a leading prime scrap processor, primarily serving the automotive, distributors and converters, and infrastructure and manufacturing markets. Our Other Businesses primarily include the operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components, and complex assemblies. All intersegment transactions were eliminated in consolidation. We allocate Corporate Selling, general and administrative expenses to our operating segments.
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
Our results by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Revenues:
Steelmaking	$4,915	$5,808	$9,942	$10,934
Other Businesses	177	176	349	345
Total revenues	$5,092	$5,984	$10,291	$11,279

Adjusted EBITDA:
Steelmaking	$306	$765	$701	$1,005
Other Businesses	18	15	35	23
Eliminations	(1)	(5)	1	(10)
Total Adjusted EBITDA	$323	$775	$737	$1,018

The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$9	$356	$(44)	$314
Less:
Interest expense, net	(69)	(79)	(133)	(156)
Income tax benefit (expense)	15	(102)	23	(89)
Depreciation, depletion and amortization	(228)	(247)	(458)	(489)
	291	784	524	1,048
Less:
EBITDA of noncontrolling interests[1]	15	17	36	40
Weirton indefinite idle[2]	(40)	—	(217)	—
Loss on extinguishment of debt	(6)	—	(27)	—
Other, net	(1)	(8)	(5)	(10)
Total Adjusted EBITDA	$323	$775	$737	$1,018

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$7	$9	$21	$24
Depreciation, depletion and amortization	8	8	15	16
EBITDA of noncontrolling interests	$15	$17	$36	$40

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Depreciation, depletion and amortization:
Steelmaking	$(219)	$(239)	$(441)	$(470)
Other Businesses	(9)	(8)	(17)	(19)
Total depreciation, depletion and amortization	$(228)	$(247)	$(458)	$(489)

Capital additions[1]:
Steelmaking	$187	$159	$343	$286
Other Businesses	2	2	3	3
Corporate	—	1	—	1
Total capital additions	$189	$162	$346	$290

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
The following summarizes our assets by segment:

(In millions)	June 30, 2024	December 31, 2023
Assets:
Steelmaking	$16,362	$16,880
Other Businesses	666	657
Intersegment eliminations	(506)	(507)
Total segment assets	16,522	17,030
Corporate	406	507
Total assets	$16,928	$17,537

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	June 30, 2024	December 31, 2023
Land, land improvements and mineral rights	$1,389	$1,389
Buildings	937	946
Equipment	9,822	9,680
Other	314	302
Construction in progress	645	590
Total property, plant and equipment[1]	13,107	12,907
Allowance for depreciation and depletion	(4,379)	(4,012)
Property, plant and equipment, net	$8,728	$8,895

[1] Includes right-of-use assets related to finance leases of $347 million and $306 million as of June 30, 2024 and December 31, 2023, respectively.
We recorded depreciation and depletion expense of $227 million and $454 million for the three and six months ended June 30, 2024, respectively, and $246 million and $485 million for the three and six months ended June 30, 2023, respectively.
During the first quarter of 2024, we announced the indefinite idle of our Weirton tinplate production plant, which resulted in a $46 million impairment charge to Property, plant and equipment, net.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	June 30, 2024	December 31, 2023
Steelmaking	$956	$956
Other Businesses	49	49
Total goodwill	$1,005	$1,005
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	June 30, 2024			December 31, 2023
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(21)	$69	$90	$(18)	$72
Developed technology	60	(16)	44	60	(14)	46
Trade names and trademarks	18	(6)	12	18	(5)	13
Mining permits	72	(28)	44	72	(28)	44
Supplier relationships	29	(4)	25	29	(3)	26
Total intangible assets	$269	$(75)	$194	$269	$(68)	$201
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$27	$(44)	$(71)	$24	$(47)

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
Amortization expense related to intangible assets was $3 million for both the three months ended June 30, 2024 and 2023, and $7 million for both the six months ended June 30, 2024 and 2023. Estimated future amortization expense is $6 million for the remainder of 2024 and $13 million annually for the years 2025 through 2029.
Income from amortization related to the intangible liabilities was $2 million for both the three months ended June 30, 2024 and 2023, and $3 million for both the six months ended June 30, 2024 and 2023. Estimated future income from amortization is $2 million for the remainder of 2024 and $5 million annually for the years 2025 through 2029.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	June 30, 2024	December 31, 2023
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.990%	$—	$829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.000% 2032 Senior Notes	Cliffs	7.000%	825	—
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	370	—
Total principal amount			3,558	3,192
Unamortized discounts and issuance costs			(51)	(55)
Total long-term debt			$3,507	$3,137

[1] Unless otherwise noted, references in this column and throughout this NOTE 7 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 6.690% as of June 30, 2024.
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
ABL FACILITY
As of June 30, 2024, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	June 30, 2024
Available borrowing base on ABL Facility[1]	$4,050
Borrowings	(370)
Letter of credit obligations[2]	(46)
Borrowing capacity available	$3,634

1 As of June 30, 2024, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2024 (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$—	$—	$—	$685	$370	$2,503	$3,558
NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Service cost	$7	$8	$14	$16
Interest cost	54	58	109	117
Expected return on plan assets	(80)	(78)	(160)	(157)
Amortization:
Prior service costs	4	4	8	8
Net actuarial loss	—	1	—	2
Net periodic benefit credits	$(15)	$(7)	$(29)	$(14)
OPEB COSTS (CREDITS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Service cost	$2	$3	$4	$5
Interest cost	13	16	25	32
Expected return on plan assets	(10)	(10)	(21)	(21)
Termination benefits[1]	—	—	2	—
Amortization:
Prior service credits	(4)	(4)	(8)	(8)
Net actuarial gain	(39)	(37)	(77)	(73)
Net periodic benefit credits	$(38)	$(32)	$(75)	$(65)

[1] The termination benefits relate to the announcement of the indefinite idle of our Weirton tinplate production plant.

Based on funding requirements, we made $16 million of defined benefit pension contributions for both the three and six months ended June 30, 2024, respectively, and no defined benefit pension contributions for the three and six months ended June 30, 2023. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for both the three and six months ended June 30, 2024 and 2023.
NOTE 9 - INCOME TAXES
Our income tax benefit for the three and six months ended June 30, 2024 is $15 million and $23 million, respectively, compared to income tax expense of $102 million and $89 million for the three and six months ended June 30, 2023, respectively, primarily due to depletion in excess of state income tax expense and the impact of immaterial discrete items relative to changes in pre-tax income.
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
The following is a summary of our asset retirement obligations:

(In millions)	June 30, 2024	December 31, 2023
Asset retirement obligations[1]	$506	$459
Less: current portion	51	15
Long-term asset retirement obligations	$455	$444

[1] Includes $266 million and $259 million related to our active operations as of June 30, 2024 and December 31, 2023, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2024	2023
Asset retirement obligations as of January 1	$459	$520
Accretion expense	11	13
Revision in estimated cash flows	50	1
Remediation payments	(14)	(9)
Asset retirement obligations as of June 30	$506	$525
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2024		December 31, 2023
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,137	$3,083	$3,137	$3,118
ABL Facility - outstanding balance	Level 2	370	370	—	—
Total		$3,507	$3,453	$3,137	$3,118
The valuation of the financial asset classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING
We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity swaps to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures.
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
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
Commodity Contracts	Unit of Measure	Maturity Dates	June 30, 2024	December 31, 2023
Natural Gas	MMBtu	July 2024 - May 2027	158,920,000	168,590,000
Electricity	Megawatt hours	July 2024 - July 2027	3,527,025	3,501,898
At June 30, 2024, we estimate $98 million of net losses related to our hedge contracts will reclassify from Accumulated other comprehensive income into Cost of goods sold during the next 12 months. These estimates are based on June 30, 2024 fair values, some of which will change before their actual reclassification into Cost of goods sold.
The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	June 30, 2024	December 31, 2023
Other current assets	$1	$—
Other non-current assets	1	1
Other current liabilities	(69)	(105)
Other non-current liabilities	(25)	(52)
NOTE 13 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
During the first quarter of 2024, we fully utilized the remaining portion of our prior $1 billion share repurchase program, which was approved by our Board of Directors on February 10, 2022.
On April 22, 2024, our Board of Directors authorized a new program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion. We are not obligated to make any repurchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.
During the three and six months ended June 30, 2024, we repurchased 7.5 million and 37.9 million common shares, respectively, at a cost of $124 million and $733 million, respectively, excluding any excise tax due under the Inflation Reduction Act. During both the three and six months ended June 30, 2023, we repurchased 6.5 million common shares at a cost of $94 million. As of June 30, 2024, there was approximately $1.4 billion remaining authorization under our active share repurchase program.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized. No preferred shares are issued or outstanding.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Foreign Currency Translation
Beginning balance	$(1)	$(1)	$—	$(1)
Other comprehensive loss before reclassifications	—	—	(1)	—
Ending balance	$(1)	$(1)	$(1)	$(1)

Derivative Instruments
Beginning balance	$(150)	$(168)	$(170)	$(16)
Other comprehensive gain (loss) before reclassifications	2	(31)	(31)	(208)
Income tax benefit	—	7	8	51
Other comprehensive gain (loss) before reclassifications, net of tax	2	(24)	(23)	(157)
Losses reclassified from AOCI to net income (loss)[1]	61	55	120	30
Income tax benefit[2]	(16)	(13)	(30)	(7)
Net losses reclassified from AOCI to net income (loss)	45	42	90	23
Ending balance	$(103)	$(150)	$(103)	$(150)

Pension and OPEB
Beginning balance	$1,799	$1,820	$1,827	$1,847
Gains reclassified from AOCI to net income (loss)[3]	(39)	(36)	(77)	(71)
Income tax expense[2]	10	10	20	18
Net gains reclassified from AOCI to net income (loss)	(29)	(26)	(57)	(53)
Ending balance	$1,770	$1,794	$1,770	$1,794

Total AOCI Ending Balance	$1,666	$1,643	$1,666	$1,643

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax benefit (expense) in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 15 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $9 million and $24 million for the three and six months ended June 30, 2024, respectively, compared to $10 million and $27 million for the three and six months ended June 30, 2023, respectively, that was included in our consolidated income before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $8 million and $12 million for the three and six months ended June 30, 2024, respectively, compared to $7 million and $12 million for the three and six months ended June 30, 2023, respectively. Cash used for capital expenditures are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	June 30, 2024	December 31, 2023
Inventories	$33	$29
Property, plant and equipment, net	291	288
Accounts payable	(21)	(26)
Other assets (liabilities), net	(24)	(39)
Noncontrolling interests	(279)	(252)
NOTE 16 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Income (loss) from continuing operations	$9	$356	$(44)	$313
Income from continuing operations attributable to noncontrolling interests	(7)	(9)	(21)	(24)
Net income (loss) from continuing operations attributable to Cliffs shareholders	2	347	(65)	289
Income from discontinued operations, net of tax	—	—	—	1
Net income (loss) attributable to Cliffs shareholders	$2	$347	$(65)	$290

Weighted average number of shares:
Basic	473	513	483	514
Employee stock plans[1]	1	1	—	1
Diluted	474	514	483	515

Earnings (loss) per common share attributable to Cliffs shareholders - basic:
Continuing operations	$—	$0.68	$(0.13)	$0.56
Discontinued operations	—	—	—	—
	$—	$0.68	$(0.13)	$0.56

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$—	$0.67	$(0.13)	$0.56
Discontinued operations	—	—	—	—
	$—	$0.67	$(0.13)	$0.56

[1]Excluded from the diluted EPS calculation are anti-dilutive shares related to employee stock plans. For the three and six months ended June 30, 2024, 2 million and 2 million shares, respectively, were excluded. For the three and six months ended June 30, 2023, 3 million and 2 million shares, respectively, were excluded.

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

OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of June 30, 2024, we had $273 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of June 30, 2024, we had $46 million of outstanding letters of credit issued under our ABL Facility.
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
The following is a summary of our environmental obligations:

(In millions)	June 30, 2024	December 31, 2023
Environmental obligations	$131	$134
Less: current portion	21	21
Long-term environmental obligations	$110	$113
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
Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the EPA and state environmental authorities have conducted site investigations at some of our facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently regulated. The results of certain of these investigations are still pending, and we could be directed to spend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, we cannot reasonably predict whether or when such spending might be required or its magnitude.
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
On July 14, 2024, we entered into the Arrangement Agreement, pursuant to which we will acquire all of the issued and outstanding common shares of Stelco from the holders thereof. Under the terms of the Arrangement Agreement, Stelco shareholders will receive CAD $60.00 per Stelco common share in cash and a fixed exchange ratio of 0.454 shares of Cliffs common stock per share of Stelco common stock (or CAD $10.00 per share as of July 12, 2024), representing a total consideration of CAD $70.00 per Stelco share. The Arrangement Agreement implies a total enterprise value of approximately $2.5 billion (CAD $3.4 billion) for Stelco as of July 12, 2024.
Completion of the Stelco Acquisition is subject to various customary closing conditions, including, among others, approval by Stelco shareholders and the receipt of required regulatory clearances in both the U.S. and Canada, and it is possible that factors outside of our control could result in the Stelco Acquisition being completed at a later time or not at all. The Arrangement Agreement also contains certain termination rights that may be exercised by either us or Stelco. We expect to complete the Stelco Acquisition in the fourth quarter of 2024 following the satisfaction or waiver of all applicable conditions.

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
OVERVIEW
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling, and tubing. Headquartered in Cleveland, Ohio, we employ approximately 28,000 people across our operations in the United States and Canada.
Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations on a stand-alone basis without giving effect to the pending Stelco Acquisition.

FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three and six months ended June 30, 2024 and 2023 (in millions, except for diluted EPS):

Total Revenue	Net Income (Loss)	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions in the first half of 2024 have been driven by continued strength in light vehicle production but also inconsistent service center buying behavior and higher import levels. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $782 per net ton for the second quarter of 2024, 27% lower than the second quarter of 2023, and ended the quarter near multi-year low prices. Import levels were elevated in the first half of 2024 as HRC pricing spreads between the U.S. and other regions started increasing in the fourth quarter of 2023. Steel demand from service centers remained inconsistent during the second quarter of 2024, as service center inventory levels were reduced to 1.8 months on hand as the HRC price declined, after ending 2023 at 2.2 months of inventory on hand. Additionally, service centers remain hesitant to carry inventory as interest rates remain elevated. Looking forward, we expect domestic steel demand to grow as automotive production continues to remain strong, steel imports are now unattractive, other end-user demand is healthy, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized.

The Infrastructure and Jobs Act, the CHIPS Act and the Inflation Reduction Act should provide meaningful support for overall domestic steel demand throughout the remainder of 2024 and in the coming years. Our extensive portfolio of products should result in increased steel demand from most of our end markets. The Infrastructure and Jobs Act includes approximately $550 billion of authorized spending for new investments and programs. This legislation provides direct spending support for roads, bridges and other infrastructure projects, including upgrades to the domestic power grid and building out a national network of EV chargers. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. The Inflation Reduction Act provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. Additionally, the on-shoring of manufacturing in the U.S. should reduce the risk of supply chain issues in the future.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During the second quarter of 2024, North American light vehicle production was approximately 4.2 million units, up from 3.9 million units in the first quarter of 2024. Full-year 2024 North American light vehicle production is estimated to be 15.8 million units, which would be the highest level since 2019. North American light vehicle production in 2025 and beyond is expected to continue to increase from 2024 levels and is estimated to exceed 16.0 million units annually by 2026, implying continued strong demand for years to come. During the second quarter of 2024, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.6 million units sold, an increase from 15.4 million units sold rate in the first quarter of 2024. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.6 years, which should support demand as older vehicles need to be replaced. As the leading supplier of automotive-grade steel in the U.S., we expect to benefit from increased vehicle production over the coming years.

Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $429 per long ton during the second quarter of 2024. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.

As for iron ore, the Platts 62% price averaged $112 per metric ton in the second quarter of 2024, which is 17% higher than the prior annual ten-year average. While higher iron ore prices play a role in increased steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
OTHER FACTORS
On July 10, 2024, the United States and Mexico announced key measures to protect the North American steel markets from unfair trade. Both countries are expected to implement policies to jointly prevent tariff evasion on steel being exported from Mexico to the United States. It will be required that steel imported from Mexico must be melted and poured in Mexico, Canada or the United States to be eligible for Section 232 exemptions. This will effectively put a 25% tariff on any steel that is transshipped through Mexico that originated in China or other countries outside of North America. We believe it is vital all members adhere to the USMCA and view this as a positive development to ensuring fair trade in the North American steel market.

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

COMPETITIVE STRENGTHS
As a leading North America-based steel producer, we benefit from having the size and scale necessary in a competitive, capital intensive business. Our sizeable operating footprint provides us with the operational leverage and flexibility to achieve competitive margins throughout the business cycle. We also have a unique vertically integrated profile from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. This positioning gives us more predictable costs throughout our supply chain and more control over both our manufacturing inputs and our end-product destination.

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

Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for our automotive-grade steel is expected to remain strong in the coming years as a result of a healthy unemployment rate, pent-up automotive demand arising out of supply chain issues and the replacement of older vehicles.

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

Since the acquisition of our steelmaking assets in 2020, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of our 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expenses in 2023, which has continued throughout 2024. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.

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

We are currently a leading producer of electrical steels referred to as GOES and NOES in the U.S. The U.S. Infrastructure and Jobs Act provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. Because of these incentives and our current customer base, our electrical steel business is expected to continue to achieve strong profitability in the coming years.
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
As a result of our exposure to these high-end markets, we have the highest fixed price contractual volumes in our industry. Approximately 40-45% of our volumes are sold under these contracts. These contracts reduce volatility and allow for more predictable through-the-cycle margins. In addition to our fixed price contracts, we also sell significant volumes under index-linked contracts.
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

PURSUE VALUE-ENHANCING MERGERS AND ACQUISITIONS
We have a proven track record of successfully identifying undervalued assets and completing value-enhancing transactions through mergers and acquisitions. With our strong balance sheet, proven ability to integrate acquired assets and capture synergies, along with our powerful partnership with our union and non-union employees, we are confident in our ability to identify and execute value-enhancing mergers and acquisitions. We have remained active in our opportunistic pursuit of value-enhancing mergers and acquisitions and recently announced that we entered into the Arrangement Agreement to acquire Stelco.
On July 15, 2024, we announced that we had entered into the Arrangement Agreement pursuant to which we plan to acquire Stelco. The Stelco Acquisition confirms our commitment and leadership in integrated steel production in North America and is expected to strengthen our cost position by incorporating one of the lowest cost flat-rolled steelmaking assets in North America within our footprint. The Stelco Acquisition has the full endorsement of the USW and, when complete, will bring an additional 1,800 USW-represented employees into our workforce. When complete, the Stelco Acquisition will expand our existing footprint in Canada and diversify our customer base across service centers, construction and other industrial end markets with higher volumes of spot sales. As a result of the Stelco Acquisition, our exposure to the North American spot market is expected to double, giving us further insight into spot market dynamics and diversifying our customer base further toward spot customers. We expect the Stelco Acquisition to close in the fourth quarter of 2024, subject to approval by Stelco shareholders and other customary closing conditions.
Going forward, we will continue to be opportunistic in our pursuit of assets that would grow our business and offer opportunities to generate significant synergies. Our strong partnership with our union-represented employees was crucial in prior mergers and acquisitions as well as our recently announced entry into the Arrangement Agreement pursuant to which we will acquire Stelco. We remain the only domestic steel company in recent years to successfully acquire steel producing assets with USW-represented employees.
EXPLORE ATTRACTIVE DOWNSTREAM OPPORTUNITIES
On July 22, 2024, we announced our investment plan for our new electrical distribution transformer production plant at our recently indefinitely idled Weirton, West Virginia facility. We intend to invest approximately $150 million to repurpose a warehouse to commence production of three-phase distribution transformers used in electric power distribution transformers. We expect to receive $50 million in support from the West Virginia Economic Development Authority in relation to the project, which reduces our net capital investment to approximately $100 million. Our Weirton facility benefits from the ability to use existing building assets, infrastructure and re-employment opportunities for members of the workforce that were previously employed at our indefinitely idled Weirton tinplate mill.

This project is also expected to increase demand for American-made GOES produced at our Butler Works steel mill as well as for our carbon and stainless steel products used in the manufacturing of distribution transformers. We believe that distribution transformers are critical to America’s electrical infrastructure maintenance and expansion, and we look to benefit from a market that is undersupplied in the United States and currently experiencing extended lead times with a strong demand outlook. This project is expected to take approximately 18 months to complete.
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
ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
Our commitment to operating our business in a more environmentally responsible manner remains constant. A major issue impacting our industry, our stakeholders and our planet is climate change. In May 2024, we announced our commitment to new GHG emissions reductions targets after we successfully achieved our prior commitment set in 2021 to reduce Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emissions by 25% by 2030, relative to 2017 levels, well ahead of our 2030 target year. Our new goals set forth below, relative to 2023 levels, are all supported by ongoing and planned technological developments with respect to our ironmaking and steelmaking practices.

•A target to reduce Scope 1 and 2 GHG emissions intensity per metric ton of crude steel by 30% by 2035;
•A target to reduce material upstream Scope 3 GHG emissions intensity per metric ton of crude steel by 20% by 2035; and

•A long-term target aligned with the Paris Agreement’s 1.5 degrees Celsius scenario to reduce Scope 1, 2 and material upstream 3 emissions intensity per metric ton of crude steel to near net zero by 2050.

Additionally, we have made significant progress in reducing our emissions on a per ton basis. Since 2020, we have reduced our average Scope 1 and 2 emissions of integrated mills from 1.82 to 1.54 metric tons of CO2e per metric ton of crude steel produced in 2023, which is 28% lower than the global average.

Our future GHG emissions reductions are expected to be primarily driven by the use of direct reduced iron in electric melting furnaces, direct reduced iron in blast furnaces, the stretching of hot metal with additional scrap, enhancing productivity out of fewer blast furnaces, implementing hydrogen use where possible, adopting carbon capture and utilization, procuring more clean energy, electrification of process equipment and operating with higher energy efficiency.

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

In October 2023, the DOE announced its intention to award funding under the Infrastructure and Jobs Act for seven regional hydrogen hubs, including the Midwest Alliance for Clean Hydrogen. This hub covering Illinois, Indiana and Michigan was selected for $1 billion in funding and is near our two largest steel plants, Indiana Harbor and Burns Harbor. In January 2024, we commissioned a pipeline and successfully completed a hydrogen injection trial at our Indiana Harbor blast furnace #7. This follows an initial similar trial of hydrogen at our blast furnace in Middletown earlier in 2023. The use of hydrogen within our blast furnace is expected to partially reduce coke rate and displace the release of CO2 with H2O, reducing our overall emissions.
IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles and be opportunistic when attractive strategic opportunities arise. Since the acquisition of our steelmaking assets in 2020, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders through share repurchases and make investments to both improve and grow our business. During the second quarter of 2024, we returned $124 million of capital to shareholders via share repurchases under our current $1.5 billion share repurchase program that was effective April 22, 2024. We also reduced the principal amount of our outstanding long-term debt by $157 million in the second quarter of 2024. We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to continue to use the financial levers available to us to both opportunistically reduce our debt and return capital to shareholders throughout the remainder of 2024 and beyond. At the end of the second quarter of 2024, our net debt to trailing-twelve months Adjusted EBITDA leverage ratio was 2.1x, which provides us flexibility to execute additional attractive strategic, operational or financial opportunities we identify. It is also important for us to maintain sufficient liquidity, which was $3.7 billion as of June 30, 2024.

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

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results for the three and six months ended June 30, 2024 and 2023 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q2 2024	Q2 2023	YTD 2024	YTD 2023	Q2 2024	Q2 2023	YTD 2024	YTD 2023	Q2 2024	Q2 2023	YTD 2024	YTD 2023	Q2 2024	Q2 2023	YTD 2024	YTD 2023

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,487	$5,274	$9,116	$9,883	3%	11%	4%	7%	6%	13%	7%	9%	$1,125	$1,255	$1,150	$1,193
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands of net tons)	2024	2023	% Change	2024	2023	% Change
Steel shipments by product:
Hot-rolled steel	1,393	1,462	(5)%	2,659	2,952	(10)%
Cold-rolled steel	632	645	(2)%	1,295	1,242	4%
Coated steel	1,171	1,244	(6)%	2,387	2,412	(1)%
Stainless and electrical steel	151	181	(17)%	296	355	(17)%
Plate	207	254	(19)%	408	452	(10)%
Slab and other steel products	435	416	5%	884	874	1%
Total steel shipments by product	3,989	4,202	(5)%	7,929	8,287	(4)%

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Steelmaking revenues by market:
Direct automotive	$1,460	$1,980	(26)%	$3,077	$3,850	(20)%
Infrastructure and manufacturing	1,421	1,591	(11)%	2,813	2,888	(3)%
Distributors and converters	1,402	1,441	(3)%	2,814	2,699	4%
Steel producers	632	796	(21)%	1,238	1,497	(17)%
Total Steelmaking revenues by market	$4,915	$5,808	(15)%	$9,942	$10,934	(9)%
Revenues decreased by 15% during the three months ended June 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease of $520 million, or 26%, in revenues from the direct automotive market, predominantly due to a decrease in shipments due to proactive customer diversification;
•A decrease of $170 million, or 11%, in revenues from the infrastructure and manufacturing market, predominantly due to a decrease in shipments; and
•A decrease of $164 million, or 21%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.

Revenues decreased by 9% during the six months ended June 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease of $773 million, or 20%, in revenues from the direct automotive market, predominantly due to a decrease in shipments due to proactive customer diversification; and
•A decrease of $259 million, or 17%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.
GROSS MARGIN
Gross margin decreased by $484 million, or 77%, during the three months ended June 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease in average selling price (approximately $370 million impact), predominantly due to lower spot prices and lower direct automotive mix; and
•A decrease in sales volume (approximately $125 million impact).
•These decreases were partially offset by a decrease in cost of production (approximately $40 million impact) driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap.
Gross margin decreased by $308 million, or 43%, during the six months ended June 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease in sales volume (approximately $190 million impact); and
•A decrease in average selling price (approximately $125 million impact), predominantly due to lower spot prices and lower direct automotive mix.
•These decreases were partially offset by a decrease in cost of production (approximately $15 million impact) driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended June 30, 2024, decreased by $459 million, as compared to the three months ended June 30, 2023, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $96 million and $141 million of Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023, respectively.
Adjusted EBITDA from our Steelmaking segment for the six months ended June 30, 2024, decreased by $304 million, as compared to the six months ended June 30, 2023, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $221 million and $260 million of Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and six months ended June 30, 2024, our consolidated Revenues decreased by $892 million and $988 million, respectively, compared to the prior-year periods. During the three and six months ended June 30, 2024, our consolidated gross margin decreased by $482 million and $296 million, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the three and six months ended June 30, 2024, Selling, general and administrative expenses decreased by $46 million and $41 million, respectively. The decreases primarily relate to lower employment-related costs.
RESTRUCTURING AND OTHER CHARGES & ASSET IMPAIRMENTS
On February 15, 2024, we announced the indefinite idle of our Weirton tinplate production plant. This resulted in restructuring and other charges primarily related to severance, other employee-related benefits and asset retirement obligation charges of $25 million and $129 million for the three and six months ended June 30, 2024, respectively. Additionally, this resulted in asset impairments of $15 million and $79 million for the three and six months ended June 30, 2024, respectively.

LOSS ON EXTINGUISHMENT OF DEBT
During the six months ended June 30, 2024, we used a portion of the net proceeds from the issuance of the 7.000% 2032 Senior Notes to repurchase $829 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes. This resulted in $6 million and $27 million of losses on extinguishment of debt for the three and six months ended June 30, 2024, respectively. Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income tax benefit (expense)	$15	$(102)	$23	$(89)
The changes in income tax benefit for the three and six months ended June 30, 2024, as compared to the income tax expense for the prior-year periods, are primarily related to depletion in excess of state income tax expense and the impact of immaterial discrete items relative to changes in pre-tax income.

LIQUIDITY, CASH FLOWS AND CAPITAL RESOURCES
OVERVIEW
Our capital allocation decision-making process is focused on preserving healthy liquidity levels while maintaining the strength of our balance sheet and creating financial flexibility to manage through the cyclical demand for our products and volatility in commodity prices. We are focused on maximizing the cash generation of our operations, reducing debt, returning capital to shareholders, and aligning capital investments with our strategic priorities and the requirements of our business plan, including regulatory and permission-to-operate related projects.
The following table provides a summary of our cash flow:

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$661	$848
Investing activities	(331)	(310)
Financing activities	(418)	(530)
Net increase (decrease) in cash and cash equivalents	$(88)	$8

Free cash flow[1]	$322	$529

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
The recent market environment has provided us opportunities to reduce our debt and return capital to shareholders, as follows:
•During the first quarter of 2024, we issued $825 million aggregate principal amount of our 7.000% 2032 Senior Notes. A portion of the net proceeds from the 7.000% 2032 Senior Notes issuance was used to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Senior Secured Notes pursuant to a tender offer. On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the 7.000% 2032 Senior Notes issuance and available liquidity. After these transactions, we no longer have any secured notes outstanding.
•Additionally, during the six months ended June 30, 2024, we returned capital to shareholders through our share repurchase programs, repurchasing 37.9 million common shares at a cost of $733 million in the aggregate.
The debt transactions give us additional flexibility by eliminating our secured notes, along with extending our average debt maturity date, which will better prepare us to navigate more easily through potentially volatile industry conditions in the future.
Our financial flexibility has allowed us to remain active in our opportunistic pursuit of value-enhancing mergers and acquisitions. On July 15, 2024, we announced that we had entered into the Arrangement Agreement pursuant to which we will acquire Stelco. Going forward, we will continue to use the financial levers available to us in order to continue to pursue assets that would grow our business, reduce our debt and return capital to shareholders.

CASH FLOWS
OPERATING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
Net income (loss)	$(44)	$314	$(358)
Non-cash adjustments to net income (loss)	636	500	136
Working capital:
Accounts receivable, net	67	(333)	400
Inventories	227	403	(176)
Income taxes	(12)	169	(181)
Pension and OPEB payments and contributions	(62)	(58)	(4)
Payables, accrued employment and accrued expenses	(176)	(78)	(98)
Other, net	25	(69)	94
Total working capital	69	34	35
Net cash provided by operating activities	$661	$848	$(187)
The variance was primarily driven by:
•A $222 million decrease in net income after non-cash adjustments primarily due to lower gross margins resulting from a decrease in both volume and selling prices for our steel products. See "— Steelmaking Results" above for further detail on our operating results.
INVESTING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
Purchase of property, plant and equipment	$(339)	$(319)	$(20)
Other investing activities	8	9	(1)
Net cash used by investing activities	$(331)	$(310)	$(21)
Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. As a result, our cash used for capital expenditures was consistent, as compared to the prior-year period. Included within cash used for capital expenditures was $8 million for the three months ended June 30, 2024, compared to $7 million for the three months ended June 30, 2023, related to our non-owned SunCoke Middletown VIE.
We anticipate total cash used for capital expenditures during the next 12 months to be between $800 and $900 million, which primarily consists of sustaining capital spend as well as initial spend on our capital projects at Middletown Works, Butler Works and Weirton.
FINANCING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
Net proceeds (repayments) of senior notes	$(20)	$750	$(770)
Net borrowings (repayments) under credit facilities	370	(1,031)	1,401
Repurchase of common shares	(733)	(94)	(639)
Other financing activities	(35)	(155)	120
Net cash used by financing activities	$(418)	$(530)	$112
The variance was primarily driven by:
•A $631 million decrease in cash used resulting from higher net repayments of debt during the six months ended June 30, 2023, along with increased borrowings on our ABL Facility during the six months ended June 30, 2024, as compared to the prior-year period.
•A $639 million increase in cash used to repurchase 37.9 million of our common shares on the open market during the six months ended June 30, 2024, as compared to the prior-year period.

•A $120 million decrease in cash used for other financing activities during the six months ended June 30, 2024, as compared to the prior-year period, primarily driven by a decrease in both fixed asset financing payments and finance lease payments.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. We generally maintain minimal cash balances and utilize our access to our ABL Facility to cover fluctuations in our cash requirements. Cash and cash equivalents, which totaled $110 million as of June 30, 2024, include cash on hand and on deposit. The combination of cash and availability under our ABL Facility gave us $3.74 billion in liquidity as of June 30, 2024. During the first six months of 2024, we issued $825 million in aggregate principal amount of 7.000% 2032 Senior Notes. We used a portion of the net proceeds from the offering and available liquidity to repurchase $829 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes pursuant to a tender offer and subsequent redemption. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
On July 14, 2024, we entered into the Arrangement Agreement, pursuant to which we will acquire all of the issued and outstanding common shares of Stelco from the holders thereof. We expect to incur and/or assume $2.25-$2.75 billion of debt to complete the Stelco Acquisition. Immediately following completion of the Stelco Acquisition, we expect to have $6.0-$6.5 billion of outstanding indebtedness.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of June 30, 2024, outstanding letters of credit totaled $46 million, which reduced availability under our ABL Facility. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of June 30, 2024, we were in compliance with all of our ABL Facility covenants.
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

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$9	$356	$(44)	$314
Less:
Interest expense, net	(69)	(79)	(133)	(156)
Income tax benefit (expense)	15	(102)	23	(89)
Depreciation, depletion and amortization	(228)	(247)	(458)	(489)
Total EBITDA	$291	$784	$524	$1,048
Less:
EBITDA of noncontrolling interests[1]	$15	$17	$36	$40
Weirton indefinite idle[2]	(40)	—	(217)	—
Loss on extinguishment of debt	(6)	—	(27)	—
Other, net	(1)	(8)	(5)	(10)
Total Adjusted EBITDA	$323	$775	$737	$1,018

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$7	$9	$21	$24
Depreciation, depletion and amortization	8	8	15	16
EBITDA of noncontrolling interests	$15	$17	$36	$40

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Adjusted EBITDA:
Steelmaking	$306	$765	$701	$1,005
Other Businesses	18	15	35	23
Corporate and eliminations	(1)	(5)	1	(10)
Total Adjusted EBITDA	$323	$775	$737	$1,018
FREE CASH FLOW
Free cash flow is a non-GAAP financial measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flow to free cash flow:

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$661	$848
Purchase of property, plant and equipment	(339)	(319)
Free cash flow	$322	$529

NET DEBT
Net debt is a non-GAAP financial measure that management uses in evaluating financial position. Net debt is defined as long-term debt less cash and cash equivalents. Management believes net debt is an important measure of our financial position due to the amount of cash and cash equivalents on hand.
The following table provides a reconciliation of our long-term debt to net debt:

(In millions)	June 30, 2024	December 31, 2023
Long-term debt	$3,507	$3,137
Less: Cash and cash equivalents	110	198
Net debt	$3,397	$2,939
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of June 30, 2024 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of June 30, 2024. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of June 30, 2024.
As of June 30, 2024, the guarantee of a Guarantor subsidiary with respect to the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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

SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	June 30, 2024	December 31, 2023
Current assets	$6,675	$7,150
Non-current assets	9,985	10,111
Current liabilities	(4,137)	(4,283)
Non-current liabilities	(5,791)	(5,463)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Six Months Ended
(In millions)	June 30, 2024
Revenues	$10,131
Cost of goods sold	(9,724)
Loss from continuing operations	(55)
Net loss	(52)
Net loss attributable to Cliffs shareholders	(52)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	June 30, 2024	December 31, 2023
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$760	$743
Accounts payable	(1,025)	(1,004)

Balances with other related parties:
Accounts receivable, net	$8	$5
Accounts payable	(14)	(11)
Additionally, for the six months ended June 30, 2024, the obligated group had Revenues of $46 million and Cost of goods sold of $36 million, in each case, with other related parties.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of June 30, 2024, due to a 10% and 25% change in the market price of each of the indicated commodities:

Commodity Derivative (In millions)	10% Change	25% Change
Natural gas	$54	$136
Electricity	15	38
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three and six months ended June 30, 2024, we concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the indefinite idle of our Weirton tinplate production plant, which resulted in a $46 million impairment charge to Property, plant and equipment, net for the six months ended June 30, 2024.

INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of June 30, 2024, we had $370 million outstanding under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the June 30, 2024 borrowing level would result in a change of $4 million to interest expense on an annual basis.
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
•potential significant deficiencies or material weaknesses in our internal control over financial reporting;
•the risk that the Stelco Acquisition may not be consummated;
•the risk that the Stelco Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share, which may negatively affect the market price of our common shares;
•the risk that adverse reactions or changes to business or regulatory relationships may result from the announcement or completion of the Stelco Acquisition;
•the possibility of the occurrence of any event, change or other circumstance that could give rise to the right of one or both of Cliffs or Stelco to terminate the Arrangement Agreement, including, but not limited to, the companies' inability to obtain necessary regulatory approvals;
•the risk of shareholder litigation relating to the Stelco Acquisition that could be instituted against Stelco, Cliffs or their respective directors and officers;
•the possibility that Cliffs and Stelco will incur significant transaction and other costs in connection with the Stelco Acquisition, which may be in excess of those we anticipate;
•the risk that the financing transactions to be undertaken in connection with the Stelco Acquisition may have a negative impact on the combined company's credit profile, financial condition or financial flexibility;
•the possibility that the anticipated benefits of the Stelco Acquisition are not realized to the same extent as projected and that the integration of the acquired business into our existing business, including uncertainties associated with maintaining relationships with customers, vendors and employees, is not as successful as expected;
•the risk that future synergies from the Stelco Acquisition may not be realized or may take longer than expected to achieve;
•the possibility that the business and management strategies currently in place or implemented in the future for the maintenance, expansion and growth of the combined company's operations may not be as successful as anticipated;
•the risk associated with the retention and hiring of key personnel, including those of Stelco;
•the risk that any announcements relating to, or the completion of, the Stelco Acquisition could have adverse effects on the market price of our common shares; and
•the risk of any unforeseen liabilities and future capital expenditures related to the Stelco Acquisition.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, and the additional risk factors presented below update and supplement that disclosure.
RISKS RELATED TO THE STELCO ACQUISITION
The Arrangement Agreement may be terminated in accordance with its terms and the Stelco Acquisition may not be completed.
The Arrangement Agreement contains a number of customary conditions that must be satisfied or waived before the Stelco Acquisition can be completed. These conditions include, among others:
•the approval of the Stelco Acquisition by the requisite vote of the shareholders of Stelco;
•the receipt from the Ontario Superior Court of Justice of an interim order and a final order approving the Stelco Acquisition;
•the receipt of required regulatory approvals and clearances in the U.S. and Canada, including under each of the Investment Canada Act (Canada), the Competition Act (Canada) and the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and
•the approval by the Canadian Minister of Innovation, Science and Industry under the strategic innovation fund agreement to which Stelco is a party.
These conditions to the closing of the Stelco Acquisition may not be fulfilled in a timely manner or at all, and, accordingly, the Stelco Acquisition may be delayed or may not be completed.
In addition, if the Stelco Acquisition is not completed by April 14, 2025 (subject to the parties being entitled to extend the date to May 29, 2025 and then July 14, 2025 if required regulatory and other governmental approvals have not yet been obtained or there is a legal impediment to closing), either party may choose not to proceed with the Stelco Acquisition. The parties can mutually decide to terminate the Arrangement Agreement at any time, before or after receipt of Stelco shareholder approval.
In addition, if the Arrangement Agreement is terminated under certain circumstances relating to the failure to obtain regulatory approvals in a timely manner, we may be required to pay Stelco a CAD$131 million termination fee.
Following completion of the Stelco Acquisition, our debt may limit our financial flexibility.
As of June 30, 2024, we had approximately $3.5 billion of outstanding indebtedness, including amounts drawn under our ABL Facility. We expect to incur and/or assume $2.25-$2.75 billion of debt to complete the Stelco Acquisition. Immediately following completion of the Stelco Acquisition, we expect to have $6.0-$6.5 billion of outstanding indebtedness. In addition, in connection with entering into the Arrangement Agreement, we obtained commitments to provide debt financing in an amount sufficient to pay the cash portion of the consideration for the Stelco Acquisition and to repay Stelco's outstanding indebtedness, including under its revolving credit facility and its inventory monetization agreement. Although the receipt of such financing is not a condition to the closing under the Arrangement Agreement, the unavailability of such financing could adversely impact our ability to pay the cash portion of the consideration to Stelco's shareholders and adversely affect the financial condition and liquidity of the combined company following the closing. While we have entered into certain currency hedging transactions to mitigate our foreign exchange exposure on a portion of the cash consideration, adverse changes in exchange rates could effectively increase the amount of cash needed to fund the cash consideration payable to Stelco shareholders, which may require us to incur additional debt. Any increase in our indebtedness could have adverse effects on our financial condition and results of operations, including requiring us to dedicate a substantial portion of our cash flow from operations to pay our debt, thereby reducing funds available for working capital, capital expenditures, future acquisitions, share repurchases and other purposes.

The Stelco Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share, which may negatively affect the market price of our common shares.
The Stelco Acquisition may be less accretive than expected, or may be dilutive, to our earnings per share, which could cause the price of our common shares to decline. Estimates of our future earnings per share are based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion or result in dilution, including, among others:
•adverse changes in market conditions and general economic conditions;
•reduced production levels or disruptions to operating performance;
•higher than expected integration costs or lower than expected synergies realization; and
•adverse changes to the value or timing of liabilities and capital expenditure obligations we would assume in connection with the Stelco Acquisition.
In addition, we expect to issue approximately 26 million of our common shares to Stelco shareholders as part of the Stelco Acquisition (including in respect of shares underlying Stelco equity awards expected to be outstanding at the closing). Following their receipt of our common shares at the closing, former Stelco shareholders may seek to sell our common shares delivered to them. These or other sales, coupled with the increase in the aggregate outstanding number of our common shares, may affect the market for, and the market price of, our common shares in an adverse manner.
Completion of the Stelco Acquisition may trigger change in control or other provisions in certain agreements to which Stelco is a party.
The completion of the Stelco Acquisition may trigger change in control or other provisions in certain agreements to which Stelco is a party and to which the combined company will be subject following the closing, including the strategic innovation fund agreement with the government of Canada to which Stelco is a party. If we are unable to obtain consents to the Stelco Acquisition from the counterparties or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, which may include terminating the agreements, claiming monetary damages or seeking to enjoin the Stelco Acquisition. Even if we are able to obtain consents or negotiate waivers, the counterparties may require consideration for granting such consents or waivers or seek to renegotiate the agreements on terms less favorable to us.
Even if we complete the proposed Stelco Acquisition, we may fail to realize all of the anticipated benefits of the Stelco Acquisition, and our integration of Stelco may not be as successful as anticipated.
The anticipated benefits of the Stelco Acquisition may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that we do not currently foresee. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Stelco Acquisition and/or Stelco's business that were not disclosed to us or discovered in the course of carrying out our due diligence review, and potentially burdensome regulatory conditions could be required of us in order to complete the Stelco Acquisition. Difficulties in integrating Stelco may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Our and Stelco's existing businesses could also be negatively impacted by the Stelco Acquisition if we are unable to retain key employees and successfully preserve and integrate relationships with customers, vendors and other business partners.
Following completion of the Stelco Acquisition, we may record tangible and intangible assets, including goodwill, that could become impaired and result in material non-cash charges to our results of operations in the future.
The Stelco Acquisition will be accounted for as an acquisition by us in accordance with GAAP. Under the acquisition method of accounting, the total purchase price will be allocated to Stelco's tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Stelco Acquisition. The excess, if any, of the purchase price over those fair values will be recorded as goodwill. To the extent the value of tangible or intangible assets, including goodwill, becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
The Company, Stelco or their respective directors and officers may be targets of securities class action and derivative lawsuits that could result in substantial costs and may delay completion of the Stelco Acquisition.
Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors and officers when companies enter into agreements for transactions similar to those contemplated by the Arrangement Agreement, and such lawsuits may be brought against the Company, Stelco or their respective directors and officers in connection with the Arrangement Agreement. If a plaintiff is successful in obtaining an adverse judgment or an injunction, that may delay completion of, or increase the cost to complete, the Stelco Acquisition, which may adversely affect our business, financial position and results of operations. Currently, we are not aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Stelco Acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)[2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[3]
April 1 - 30, 2024	1,666,544	$18.31	1,664,621	$1,469,564,735
May 1 - 31, 2024	1,866,564	$17.29	1,865,592	$1,437,351,333
June 1 - 30, 2024	3,978,743	$15.46	3,977,036	$1,375,931,379
Total	7,511,851	$16.55	7,507,249

[1] Includes 1,923 shares that were delivered to us in April 2024, 972 shares that were delivered to us in May 2024, and 1,707 shares that were delivered to us in June 2024, in each case, to satisfy tax withholding obligations due upon the vesting or payment of stock awards.

[2] Excludes the 1% excise tax on net stock repurchases.
3 On April 22, 2024, we announced that our Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion. We are not obligated to make any repurchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.

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

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
2.1	*Arrangement Agreement, dated as of July 14, 2024, by and between Stelco Holdings Inc., 13421422 Canada Inc. and Cleveland-Cliffs Inc. (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 24, 2024 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of July 24, 2024 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 24, 2024 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 24, 2024 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	July 24, 2024