Form 10-Q
period 2024-09-30
CLEVELAND-CLIFFS INC.
filed 2024-11-05
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 493,943,553 as of November 5, 2024.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. Unless otherwise indicated, references to "$" is to United States currency.

Abbreviation or acronym	Term
7.000% 2032 Senior Notes	7.000% Senior Guaranteed Notes due 2032 issued by Cleveland-Cliffs Inc. on March 18, 2024 and August 16, 2024 in an aggregate principal amount of $1,425 million
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, Weirton indefinite idle, extinguishment of debt, acquisition-related costs and adjustments, arbitration decision, and other, net
Arrangement Agreement	Arrangement Agreement, by and between Stelco, Purchaser and Cleveland-Cliffs Inc., dated July 14, 2024
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
Bridge Facility	Financing arrangement contemplated by the Commitment Letter under which Cleveland-Cliffs Inc. had the option to borrow certain funds in relation to the Stelco Acquisition
CHIPS Act	The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022
CO2e	Carbon dioxide equivalent
Commitment Letter	Commitment Letter, dated as of July 14, 2024, pursuant to which Wells Fargo Bank National Association, Wells Fargo Securities, LLC, and JP Morgan Chase Bank, N.A. committed to providing Cleveland-Cliffs Inc. with financing under a Bridge Facility
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FMSH Act	Federal Mine Safety and Health Act of 1977, as amended
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
Inflation Reduction Act	Inflation Reduction Act of 2022
Infrastructure and Jobs Act	Infrastructure Investment and Jobs Act of 2021
Metric ton (mt)	2,205 pounds
MSHA	Mine Safety and Health Administration of the U.S. Department of Labor
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OCED	Office of Clean Energy Demonstrations
OPEB	Other postretirement benefits
Platts 62% price	Platts IODEX 62% Fe Fines CFR North China
Purchaser	13421422 Canada Inc., a Canadian corporation and a direct, wholly-owned subsidiary of Cleveland-Cliffs Inc.
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
Stelco	Stelco Holdings Inc., a Canadian corporation
Stelco Acquisition	The acquisition of all of the outstanding common shares of Stelco by the Company, as provided for in the Arrangement Agreement
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
USMCA	United States-Mexico-Canada Agreement
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$39	$198
Accounts receivable, net	1,583	1,840
Inventories	4,236	4,460
Other current assets	169	138
Total current assets	6,027	6,636
Non-current assets:
Property, plant and equipment, net	8,687	8,895
Goodwill	1,005	1,005
Pension and OPEB assets	378	329
Other non-current assets	699	672
TOTAL ASSETS	$16,796	$17,537
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,983	$2,099
Accrued employment costs	413	511
Accrued expenses	379	380
Other current liabilities	480	518
Total current liabilities	3,255	3,508
Non-current liabilities:
Long-term debt	3,774	3,137
Pension and OPEB liabilities	666	821
Deferred income taxes	567	639
Other non-current liabilities	1,439	1,310
TOTAL LIABILITIES	9,701	9,415
Commitments and contingencies (See Note 17)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2023 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2023 - 531,051,530 shares);
Outstanding - 468,067,482 shares (2023 - 504,886,773 shares)	66	66
Capital in excess of par value of shares	4,875	4,861
Retained earnings	1,426	1,733
Cost of 62,984,048 common shares in treasury (2023 - 26,164,757 shares)	(1,153)	(430)
Accumulated other comprehensive income	1,640	1,657
Total Cliffs shareholders' equity	6,854	7,887
Noncontrolling interests	241	235
TOTAL EQUITY	7,095	8,122
TOTAL LIABILITIES AND EQUITY	$16,796	$17,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Revenues	$4,569	$5,605	$14,860	$16,884
Operating costs:
Cost of goods sold	(4,673)	(5,125)	(14,517)	(15,661)
Selling, general and administrative expenses	(112)	(139)	(347)	(415)
Acquisition-related costs	(14)	(5)	(14)	(5)
Restructuring and other charges	(2)	—	(131)	—
Asset impairments	—	—	(79)	—
Miscellaneous – net	(27)	(11)	(63)	(26)
Total operating costs	(4,828)	(5,280)	(15,151)	(16,107)
Operating income (loss)	(259)	325	(291)	777
Other income (expense):
Interest expense, net	(102)	(70)	(235)	(226)
Loss on extinguishment of debt	—	—	(27)	—
Net periodic benefit credits other than service cost component	62	50	184	150
Changes in fair value of foreign currency contracts, net	(7)	—	(7)	—
Other non-operating income (expense)	—	(2)	3	4
Total other expense	(47)	(22)	(82)	(72)
Income (loss) from continuing operations before income taxes	(306)	303	(373)	705
Income tax benefit (expense)	76	(29)	99	(118)
Income (loss) from continuing operations	(230)	274	(274)	587
Income from discontinued operations, net of tax	—	1	—	2
Net income (loss)	(230)	275	(274)	589
Income attributable to noncontrolling interests	(12)	(11)	(33)	(35)
Net income (loss) attributable to Cliffs shareholders	$(242)	$264	$(307)	$554

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.52)	$0.52	$(0.64)	$1.08
Discontinued operations	—	—	—	—
	$(0.52)	$0.52	$(0.64)	$1.08
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.52)	$0.52	$(0.64)	$1.08
Discontinued operations	—	—	—	—
	$(0.52)	$0.52	$(0.64)	$1.08
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(230)	$275	$(274)	$589
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(29)	(27)	(86)	(80)
Changes in derivative financial instruments, net of tax	2	31	69	(103)
Changes in foreign currency translation	1	—	—	—
Total other comprehensive income (loss)	(26)	4	(17)	(183)
Comprehensive income (loss)	(256)	279	(291)	406
Comprehensive income attributable to noncontrolling interests	(12)	(11)	(33)	(35)
Comprehensive income (loss) attributable to Cliffs shareholders	$(268)	$268	$(324)	$371
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
(In millions)	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(274)	$589
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	693	738
Restructuring and other charges	131	—
Asset impairments	79	—
Pension and OPEB credits	(157)	(119)
Loss on extinguishment of debt	27	—
Other	66	253
Changes in operating assets and liabilities:
Accounts receivable, net	258	(164)
Inventories	190	538
Income taxes	(46)	16
Pension and OPEB payments and contributions	(162)	(84)
Payables, accrued employment and accrued expenses	(217)	(95)
Other, net	(11)	(57)
Net cash provided by operating activities	577	1,615
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(490)	(481)
Other investing activities	13	11
Net cash used by investing activities	(477)	(470)
FINANCING ACTIVITIES
Repurchase of common shares	(733)	(152)
Proceeds from issuance of senior notes	1,421	750
Repayments of senior notes	(845)	—
Borrowings (repayments) under credit facilities, net	47	(1,539)
Debt issuance costs	(73)	(34)
Other financing activities	(76)	(165)
Net cash used by financing activities	(259)	(1,140)
Net increase (decrease) in cash and cash equivalents	(159)	5
Cash and cash equivalents at beginning of period	198	26
Cash and cash equivalents at end of period	$39	$31
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2023	504.9	$66	$4,861	$1,733	$(430)	$1,657	$235	$8,122
Comprehensive income (loss)	—	—	—	(67)	—	(9)	14	(62)
Common stock repurchases, net of excise tax	(30.4)	—	—	—	(615)	—	—	(615)
Stock and other incentive plans	1.0	—	(10)	—	15	—	—	5
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2024	475.5	$66	$4,851	$1,666	$(1,030)	$1,648	$241	$7,442
Comprehensive income	—	—	—	2	—	18	7	27
Common stock repurchases, net of excise tax	(7.5)	—	—	—	(125)	—	—	(125)
Stock and other incentive plans	—	—	13	—	1	—	—	14
Net distributions to noncontrolling interests	—	—	—	—	—	—	14	14
June 30, 2024	468.0	$66	$4,864	$1,668	$(1,154)	$1,666	$262	$7,372
Comprehensive income (loss)	—	—	—	(242)	—	(26)	12	(256)
Stock and other incentive plans	0.1	—	11	—	1	—	—	12
Net distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
September 30, 2024	468.1	$66	$4,875	$1,426	$(1,153)	$1,640	$241	$7,095

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2022	513.3	$66	$4,871	$1,334	$(310)	$1,830	$251	$8,042
Comprehensive income (loss)	—	—	—	(57)	—	(179)	15	(221)
Stock and other incentive plans	1.8	—	(39)	—	30	—	—	(9)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(19)	(19)
March 31, 2023	515.1	$66	$4,832	$1,277	$(280)	$1,651	$247	$7,793
Comprehensive income (loss)	—	—	—	347	—	(8)	9	348
Common stock repurchases, net of excise tax	(6.5)	—	—	—	(95)	—	—	(95)
Stock and other incentive plans	0.1	—	9	—	3	—	—	12
Net distributions to noncontrolling interests	—	—	—	—	—	—	(14)	(14)
June 30, 2023	508.7	$66	$4,841	$1,624	$(372)	$1,643	$242	$8,044
Comprehensive income	—	—	—	264	—	4	11	279
Common stock repurchases, net of excise tax	(3.9)	—	—	—	(59)	—	—	(59)
Stock and other incentive plans	—	—	9	—	—	—	—	9
Net distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
September 30, 2023	504.8	$66	$4,850	$1,888	$(431)	$1,647	$244	$8,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
NATURE OF BUSINESS
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are also a leading producer of electrical steels referred to as GOES and NOES in the U.S. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling, and tubing. Headquartered in Cleveland, Ohio, with the closing of the Stelco Acquisition, we employ approximately 30,000 people across our operations in the United States and Canada.
ACQUISITION OF STELCO
On November 1, 2024, pursuant to the terms of the Arrangement Agreement announced on July 15, 2024, we completed the Stelco Acquisition. In connection with closing, Stelco shareholders received CAD $60.00 in cash and 0.454 shares of Cliffs common stock per share of Stelco common stock.
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
INVESTMENTS IN AFFILIATES
We have investments in several businesses accounted for using the equity method of accounting. These investments are included within our Steelmaking segment. Our investment in affiliates of $117 million and $123 million as of September 30, 2024 and December 31, 2023, respectively, was classified in Other non-current assets.
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
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
ALLOWANCE FOR CREDIT LOSSES
The following is a roll-forward of our allowance for credit losses associated with Accounts receivable, net:

(In millions)	2024	2023
Allowance for credit losses as of January 1	$(5)	$(4)
Decrease (increase) in allowance	1	(3)
Allowance for credit losses as of September 30	$(4)	$(7)
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	September 30, 2024	December 31, 2023
Product inventories
Finished and semi-finished goods	$2,319	$2,573
Raw materials	1,486	1,476
Total product inventories	3,805	4,049
Manufacturing supplies and critical spares	431	411
Inventories	$4,236	$4,460
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of September 30, 2024 and December 31, 2023, we had $27 million and $21 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of September 30, 2024 and December 31, 2023, we had $71 million and $91 million, respectively, classified as Accounts payable.
WEIRTON INDEFINITE IDLE
On February 15, 2024, we announced the indefinite idle of our tinplate production plant located in Weirton, West Virginia. As of September 30, 2024, we have incurred $212 million of charges related to the idle and estimate that we will incur nominal future charges to Restructuring and other charges, primarily related to employee related costs which are expected to be incurred by the end of 2024.

The following table represents a reconciliation of our accrued liabilities related to the Weirton indefinite idle:

(In millions)	Employee- Related Costs	Exit Costs	Asset Impairment	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Costs incurred[1]	58	48	64	170
Cash payments	—	(2)	—	(2)
Non-cash	—	—	(64)	(64)
Balance as of March 31, 2024	$58	$46	$—	$104
Costs incurred[2]	23	2	15	40
Cash payments	(8)	(10)	—	(18)
Non-cash	—	—	(15)	(15)
Balance as of June 30, 2024	$73	$38	$—	$111
Costs incurred[3]	—	2	—	2
Cash payments	(10)	(11)	—	(21)
Balance as of September 30, 2024	$63	$29	$—	$92

1 Of the $170 million of cost incurred, $104 million was recorded in Restructuring and other charges, $64 million was recorded in Asset impairments and $2 million was recorded in Net periodic benefit credits other than service cost component.

2 Of the $40 million of costs incurred, $25 million was recorded in Restructuring and other charges and $15 million was recorded in Asset impairments.
[3] Costs incurred of $2 million were recorded in Restructuring and other charges.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Capital additions	$557	$508
Less:
Non-cash accruals	(58)	(98)
Equipment financed with seller	50	47
Right-of-use assets - finance leases	75	78
Cash paid for capital expenditures including deposits	$490	$481
Cash payments (receipts) for income taxes and interest are as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Income taxes paid	$13	$91
Income tax refunds	(5)	(142)
Interest paid on debt obligations net of capitalized interest[1]	193	202

[1] Capitalized interest was $11 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively.
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

The following table represents our Revenues by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Steelmaking:
Direct automotive	$1,334	$1,958	$4,411	$5,808
Infrastructure and manufacturing	1,160	1,427	3,973	4,315
Distributors and converters	1,317	1,321	4,131	4,020
Steel producers	608	737	1,846	2,234
Total Steelmaking	4,419	5,443	14,361	16,377
Other Businesses:
Direct automotive	123	133	411	415
Infrastructure and manufacturing	9	9	29	29
Distributors and converters	18	20	59	63
Total Other Businesses	150	162	499	507
Total revenues	$4,569	$5,605	$14,860	$16,884
The following tables represent our Revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Steelmaking:
Hot-rolled steel	$1,003	$1,269	$3,246	$3,747
Cold-rolled steel	671	651	2,131	2,038
Coated steel	1,377	1,748	4,546	5,154
Stainless and electrical steel	449	568	1,390	1,757
Plate	237	382	887	1,112
Slab and other steel products	276	322	929	1,015
Other	406	503	1,232	1,554
Total Steelmaking	4,419	5,443	14,361	16,377
Other Businesses:
Other	150	162	499	507
Total revenues	$4,569	$5,605	$14,860	$16,884
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
We evaluate performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry, showing results exclusive of certain non-recurring and/or non-cash items. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.

Our results by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Revenues:
Steelmaking	$4,419	$5,443	$14,361	$16,377
Other Businesses	150	162	499	507
Total revenues	$4,569	$5,605	$14,860	$16,884

Adjusted EBITDA:
Steelmaking	$113	$603	$814	$1,608
Other Businesses	8	9	43	32
Eliminations	3	2	4	(8)
Total Adjusted EBITDA	$124	$614	$861	$1,632
The following table provides a reconciliation of our consolidated Net income (loss) to total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(230)	$275	$(274)	$589
Less:
Interest expense, net	(102)	(70)	(235)	(226)
Income tax benefit (expense)	76	(29)	99	(118)
Depreciation, depletion and amortization	(235)	(249)	(693)	(738)
Total EBITDA	31	623	555	1,671
Less:
EBITDA of noncontrolling interests[1]	20	20	56	60
Weirton indefinite idle[2]	(2)	—	(219)	—
Loss on extinguishment of debt	—	—	(27)	—
Acquisition-related costs	(14)	(3)	(14)	(5)
Changes in fair value of foreign currency contracts, net	(7)	—	(7)	—
Arbitration decision	(71)	—	(71)	—
Other, net	(19)	(8)	(24)	(16)
Total Adjusted EBITDA	$124	$614	$861	$1,632

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$12	$11	$33	$35
Depreciation, depletion and amortization	8	9	23	25
EBITDA of noncontrolling interests	$20	$20	$56	$60

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.

The following table summarizes our depreciation, depletion and amortization and capital additions by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Depreciation, depletion and amortization:
Steelmaking	$(228)	$(241)	$(669)	$(711)
Other Businesses	(7)	(8)	(24)	(27)
Total depreciation, depletion and amortization	$(235)	$(249)	$(693)	$(738)

Capital additions[1]:
Steelmaking	$211	$217	$554	$503
Other Businesses	—	—	3	3
Corporate	—	1	—	2
Total capital additions	$211	$218	$557	$508

[1] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for additional information.
The following summarizes our assets by segment:

(In millions)	September 30, 2024	December 31, 2023
Assets:
Steelmaking	$16,235	$16,880
Other Businesses	637	657
Intersegment eliminations	(489)	(507)
Total segment assets	16,383	17,030
Corporate	413	507
Total assets	$16,796	$17,537
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	September 30, 2024	December 31, 2023
Land, land improvements and mineral rights	$1,389	$1,389
Buildings	938	946
Equipment	9,916	9,680
Other	315	302
Construction in progress	714	590
Total property, plant and equipment[1]	13,272	12,907
Allowance for depreciation and depletion	(4,585)	(4,012)
Property, plant and equipment, net	$8,687	$8,895

[1] Includes right-of-use assets related to finance leases of $358 million and $306 million as of September 30, 2024 and December 31, 2023, respectively.
We recorded depreciation and depletion expense of $233 million and $687 million for the three and nine months ended September 30, 2024, respectively, and $247 million and $732 million for the three and nine months ended September 30, 2023, respectively.
During the first quarter of 2024, we announced the indefinite idle of our Weirton tinplate production plant, which resulted in a $46 million impairment charge to Property, plant and equipment, net.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	September 30, 2024	December 31, 2023
Steelmaking	$956	$956
Other Businesses	49	49
Total goodwill	$1,005	$1,005
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	September 30, 2024			December 31, 2023
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$90	$(22)	$68	$90	$(18)	$72
Developed technology	60	(17)	43	60	(14)	46
Trade names and trademarks	18	(6)	12	18	(5)	13
Mining permits	72	(28)	44	72	(28)	44
Supplier relationships	29	(5)	24	29	(3)	26
Total intangible assets	$269	$(78)	$191	$269	$(68)	$201
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$28	$(43)	$(71)	$24	$(47)

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
Amortization expense related to intangible assets was $3 million for both the three months ended September 30, 2024 and 2023, and $10 million for both the nine months ended September 30, 2024 and 2023. Estimated future amortization expense is $3 million for the remainder of 2024 and $13 million annually for the years 2025 through 2029.
Income from amortization related to the intangible liabilities was $1 million for both the three months ended September 30, 2024 and 2023, and $4 million for both the nine months ended September 30, 2024 and 2023. Estimated future income from amortization is $1 million for the remainder of 2024 and $5 million annually for the years 2025 through 2029.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	September 30, 2024	December 31, 2023
Senior Secured Notes:
6.750% 2026 Senior Secured Notes	Cliffs	6.990%	$—	$829
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	73	73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.000% 2032 Senior Notes	Cliffs	7.054%	1,425	—
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	47	—
Total principal amount			3,835	3,192
Unamortized discounts and issuance costs			(61)	(55)
Total long-term debt			$3,774	$3,137

[1] Unless otherwise noted, references in this column and throughout this NOTE 7 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 8.25% as of September 30, 2024. Any incremental borrowings on our ABL Facility, as of September 30, 2024, would have had an interest rate between 5.63% and 8.25%.

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
On August 16, 2024, we issued an additional $600 million aggregate principal amount of our 7.000% 2032 Senior Notes in a private placement transaction exempt from the registration requirements of the Securities Act. These additional notes were issued at a price of 99.25% of their principal amount. Furthermore, the additional notes are treated as the same class and series as the initial notes issued on March 18, 2024, other than with respect to the date of issuance and issue price. The net proceeds from the transaction were used to finance a portion of the cash consideration paid in connection with the Stelco Acquisition, which we completed on November 1, 2024.
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

ABL FACILITY
On July 31, 2024 and September 13, 2024, in connection with the Stelco Acquisition, we entered into the fifth and sixth amendments to our ABL Facility, respectively. The amendments, among other things, (i) amend the normal conditions for borrowing loans to allow for the Stelco Acquisition and permit additional borrowings for the purpose of financing a portion of the Stelco Acquisition purchase price, and (ii) subsequent to the Stelco Acquisition and the satisfaction of customary conditions, divide the existing $4.75 billion of aggregate lending commitments under our ABL Facility into two tranches, (x) a $4.25 billion tranche of lending commitments available to be borrowed by the Company and certain U.S. subsidiaries of the Company that are designated as borrowers from time to time in accordance with the ABL Facility and (y) a $500 million tranche of lending commitments available to be borrowed by certain Canadian subsidiaries of the Company that are designated as borrowers from time to time in accordance with the ABL Facility.
As of September 30, 2024, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	September 30, 2024
Available borrowing base on ABL Facility[1]	$3,833
Borrowings	(47)
Letter of credit obligations[2]	(46)
Borrowing capacity available	$3,740

1 As of September 30, 2024, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

COMMITMENT LETTER
In the third quarter of 2024, we entered into a Commitment Letter under which a syndicate of banks committed to provide us with up to $3.3 billion of financing under a Bridge Facility to finance the Stelco Acquisition. Per terms outlined in the Commitment Letter, the Bridge Facility was subsequently reduced to $2.4 billion at September 13, 2024, the effective date of the sixth amendment to the ABL Facility. As of September 30, 2024, the Bridge Facility was available in a single draw on the closing date of the Stelco Acquisition and had a maturity date 364 days after the closing date. The Bridge Facility is also subject to further reductions as outlined in the Commitment Letter, including reductions equal to 100% of the net cash proceeds from any issuance of senior notes. The Bridge Facility commitment terminates on the earliest of (i) five business days after April 14, 2025 (or as such date may be extended under the terms of the Arrangement Agreement), (ii) the consummation of the Stelco Acquisition and (iii) the date that the Arrangement Agreement is terminated or expires in accordance with its terms without the closing of the Stelco Acquisition. See NOTE 18 - SUBSEQUENT EVENTS for further information.
DEBT EXTINGUISHMENTS
On March 18, 2024, we used a portion of the net proceeds from the initial 7.000% 2032 Senior Notes issuance to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Senior Secured Notes pursuant to a tender offer. On April 3, 2024, we redeemed the remaining $189 million in aggregate principal amount of our then-outstanding 6.750% 2026 Senior Secured Notes with the remaining portion of the net proceeds from the initial 7.000% 2032 Senior Notes issuance and available liquidity.
DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2024 (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$—	$—	$—	$685	$47	$3,103	$3,835

NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Service cost	$7	$8	$21	$24
Interest cost	54	59	163	176
Expected return on plan assets	(80)	(79)	(240)	(236)
Amortization:
Prior service costs	5	5	13	13
Net actuarial loss	—	—	—	2
Net periodic benefit credits	$(14)	$(7)	$(43)	$(21)
OPEB COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Service cost	$2	$2	$6	$7
Interest cost	13	15	38	47
Expected return on plan assets	(11)	(10)	(32)	(31)
Termination benefits[1]	—	—	2	—
Amortization:
Prior service credits	(4)	(4)	(12)	(12)
Net actuarial gain	(39)	(36)	(116)	(109)
Net periodic benefit credits	$(39)	$(33)	$(114)	$(98)

[1] The termination benefits relate to the announcement of the indefinite idle of our Weirton tinplate production plant.
Based on funding requirements, we made $75 million and $91 million of defined benefit pension contributions for the three and nine months ended September 30, 2024, respectively. Based on funding requirements, we made nominal defined benefit pension contributions for the three and nine months ended September 30, 2023. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for both the three and nine months ended September 30, 2024 and 2023.
NOTE 9 - INCOME TAXES
Our income tax benefit for the three and nine months ended September 30, 2024 is $76 million and $99 million, respectively, compared to income tax expense of $29 million and $118 million for the three and nine months ended September 30, 2023, respectively, changed primarily due to depletion in excess of state income tax expense and the impact of immaterial discrete items relative to changes in pre-tax income.
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

The following is a summary of our asset retirement obligations:

(In millions)	September 30, 2024	December 31, 2023
Asset retirement obligations[1]	$501	$459
Less: current portion	42	15
Long-term asset retirement obligations	$459	$444

[1] Includes $269 million and $259 million related to our active operations as of September 30, 2024 and December 31, 2023, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2024	2023
Asset retirement obligations as of January 1	$459	$520
Accretion expense	17	19
Revision in estimated cash flows	49	—
Remediation payments	(24)	(17)
Asset retirement obligations as of September 30	$501	$522
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		September 30, 2024		December 31, 2023
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$3,727	$3,754	$3,137	$3,118
ABL Facility - outstanding balance	Level 2	47	47	—	—
Total		$3,774	$3,801	$3,137	$3,118
The valuation of the financial asset classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING
COMMODITY CONTRACTS
We are exposed to fluctuations in market prices of raw materials and energy sources. We may use cash-settled commodity swaps to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures.
Our commodity contracts are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives in Accumulated other comprehensive income until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs. Impacts of our designated commodity contracts are reflected within Other, net in the Statements of Unaudited Condensed Consolidated Cash Flows. Refer to NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME for further information.
Our commodity contracts are classified as Level 2 as values were determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
The following table presents the notional amount of our outstanding hedge contracts:

			Notional Amount
Commodity Contracts	Unit of Measure	Maturity Dates	September 30, 2024	December 31, 2023
Natural Gas	MMBtu	October 2024 - August 2027	157,430,000	168,590,000
Electricity	Megawatt hours	October 2024 - October 2027	3,499,413	3,501,898
At September 30, 2024, we estimate $97 million of net losses related to our hedge contracts will reclassify from Accumulated other comprehensive income into Cost of goods sold during the next 12 months. These estimates are based on September 30, 2024 fair values, some of which will change before their actual reclassification into Cost of goods sold.

The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	September 30, 2024	December 31, 2023
Other current assets	$1	$—
Other non-current assets	1	1
Other current liabilities	(63)	(105)
Other non-current liabilities	(26)	(52)
FOREIGN CURRENCY CONTRACTS
On July 15, 2024, we announced that we had entered into the Arrangement Agreement with Stelco to acquire all of its common shares in a cash and stock transaction valued, at the time, at approximately $2.5 billion. We hedged a portion of the purchase price by entering into foreign currency option contracts with a notional amount of $1.5 billion as of September 30, 2024 with a maturity date of October 15, 2024. Our foreign currency contracts are classified as Level 2 as values were determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
These hedge contracts are considered economic hedges and do not qualify for hedge accounting. As a result, the hedge contracts are recorded at fair value as a derivative asset or liability on the Statements of Unaudited Condensed Consolidated Financial Position with their corresponding change in fair value recognized in Other (income) expense. These options had a fair value of $3 million at September 30, 2024 and are included in Other Current Assets on the Statements of Unaudited Condensed Consolidated Financial Position. During the three and nine months ended September 30, 2024, these contracts resulted in a loss of $7 million presented in Changes in fair value of foreign currency contracts, net.
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
During the three months ended September 30, 2024, we did not repurchase any common shares. During the nine months ended September 30, 2024, we repurchased 37.9 million common shares at an aggregate cost of $733 million, excluding any excise tax due under the Inflation Reduction Act. During the three and nine months ended September 30, 2023, we repurchased 3.9 million and 10.4 million common shares, respectively, at a cost of $58 million and $152 million in the aggregate, respectively. As of September 30, 2024, there was approximately $1.4 billion remaining authorization under our active share repurchase program.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized. No preferred shares are issued or outstanding.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Foreign Currency Translation
Beginning balance	$(1)	$(1)	$—	$(1)
Other comprehensive gain before reclassifications	1	—	—	—
Ending balance	$—	$(1)	$—	$(1)

Derivative Instruments
Beginning balance	$(103)	$(150)	$(170)	$(16)
Other comprehensive loss before reclassifications	(36)	(21)	(67)	(229)
Income tax benefit	9	5	17	56
Other comprehensive loss before reclassifications, net of tax	(27)	(16)	(50)	(173)
Losses reclassified from AOCI to net income (loss)[1]	38	63	158	93
Income tax benefit[2]	(9)	(16)	(39)	(23)
Net losses reclassified from AOCI to net income (loss)	29	47	119	70
Ending balance	$(101)	$(119)	$(101)	$(119)

Pension and OPEB
Beginning balance	$1,770	$1,794	$1,827	$1,847
Gains reclassified from AOCI to net income (loss)[3]	(37)	(35)	(114)	(106)
Income tax expense[2]	8	8	28	26
Net gains reclassified from AOCI to net income (loss)	(29)	(27)	(86)	(80)
Ending balance	$1,741	$1,767	$1,741	$1,767

Total AOCI Ending Balance	$1,640	$1,647	$1,640	$1,647

[1] Amounts recognized in Cost of goods sold in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax benefit (expense) in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 15 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $14 million and $38 million for the three and nine months ended September 30, 2024, respectively, compared to $13 million and $40 million for the three and nine months ended September 30, 2023, respectively, that was included in our consolidated income before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $20 million for the nine months ended September 30, 2024, compared to $21 million for the nine months ended September 30, 2023, that was included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	September 30, 2024	December 31, 2023
Inventories	$28	$29
Property, plant and equipment, net	291	288
Accounts payable	(16)	(26)
Other assets (liabilities), net	(46)	(39)
Noncontrolling interests	(257)	(252)
NOTE 16 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Income (loss) from continuing operations	$(230)	$274	$(274)	$587
Income from continuing operations attributable to noncontrolling interests	(12)	(11)	(33)	(35)
Net income (loss) from continuing operations attributable to Cliffs shareholders	(242)	263	(307)	552
Income from discontinued operations, net of tax	—	1	—	2
Net income (loss) attributable to Cliffs shareholders	$(242)	$264	$(307)	$554

Weighted average number of shares:
Basic	468	508	478	512
Employee stock plans[1]	—	1	—	1
Diluted	468	509	478	513

Earnings (loss) per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.52)	$0.52	$(0.64)	$1.08
Discontinued operations	—	—	—	—
	$(0.52)	$0.52	$(0.64)	$1.08

Earnings (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.52)	$0.52	$(0.64)	$1.08
Discontinued operations	—	—	—	—
	$(0.52)	$0.52	$(0.64)	$1.08

[1]Excluded from the diluted EPS calculation are anti-dilutive shares related to employee stock plans. For both the three and nine months ended September 30, 2024 2 million shares were excluded. For both the three and nine months ended September 30, 2023 2 million shares were excluded.

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

OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of September 30, 2024, we had $270 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of September 30, 2024, we had $46 million of outstanding letters of credit issued under our ABL Facility.
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
ENVIRONMENTAL CONTINGENCIES
Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements, or contractual obligations arising from the sale of a business or facility. For sites involving government required investigations, we typically estimate potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

(In millions)	September 30, 2024	December 31, 2023
Environmental obligations	$128	$134
Less: current portion	16	21
Long-term environmental obligations	$112	$113
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
NOTE 18 - SUBSEQUENT EVENTS
On October 22, 2024, we issued $900 million aggregate principal amount of 6.875% 2029 Senior Guaranteed Notes and $900 million aggregate principal amount of 7.375% 2033 Senior Guaranteed Notes in a private placement transaction that was exempt from the registration requirements of the Securities Act. The completion of the notes offering further reduced the Bridge Facility by $1.8 billion. The net proceeds from the notes offering were used to finance a portion of the cash consideration paid in connection with the Stelco Acquisition.
On November 1, 2024, pursuant to the terms of the Arrangement Agreement announced on July 15, 2024, we completed the Stelco Acquisition. In connection with closing, Stelco shareholders received CAD $60.00 in cash and 0.454 shares of Cliffs common stock per share of Stelco common stock. Additionally, Stelco equity award holders received CAD $60.00 in cash and 0.454 shares of Cliffs common stock per outstanding restricted share unit and deferred share unit. The total purchase consideration of the Stelco Acquisition was approximately $3.2 billion. Additionally, pursuant to the terms outlined in the Commitment Letter, the Bridge Facility was terminated concurrently with the completion of the acquisition. The Stelco Acquisition will be accounted for using the acquisition method of accounting for business combinations pursuant to ASC 805 - Business Combinations, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. Any excess of consideration to be transferred over the estimated fair value of assets acquired and liabilities assumed will be recorded as goodwill. Determining the fair value of acquired assets and liabilities assumed requires management’s judgment and the use of independent valuation specialists. At the time of this filing, it is impracticable to disclose all the information required by ASC 805 - Business Combinations, as we are in the process of evaluating the purchase accounting and pro forma implications of this transaction.

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
OVERVIEW
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling, and tubing. Headquartered in Cleveland, Ohio, with the closing of the Stelco Acquisition, we employ approximately 30,000 people across our operations in the United States and Canada.
Unless otherwise noted, discussion of our business and results of operations in this Quarterly Report on Form 10-Q refers to our continuing operations on a stand-alone basis without giving effect to the Stelco Acquisition.
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three and nine months ended September 30, 2024 and 2023 (in millions, except for diluted EPS):

Total Revenue	Net Income (Loss)	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions in 2024 have been driven by weaker than anticipated light vehicle production, lower demand and higher import levels. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $677 per net ton for the third quarter of 2024, 14% lower than the third quarter of 2023, and the lowest quarterly average per net ton since the second quarter of 2020. Import levels have been elevated in 2024, which has contributed to downward pressure on HRC pricing. Looking forward, we expect domestic steel demand to grow as interest rates have started to decline, steel imports are currently unattractive, other end-user demand is healthy, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized.
The Infrastructure and Jobs Act, the CHIPS Act and the Inflation Reduction Act should provide meaningful support for overall domestic steel demand for years to come. Our extensive portfolio of products should result in increased steel demand from most of our end markets. The Infrastructure and Jobs Act includes approximately $550 billion of authorized spending for new investments and programs. This legislation provides direct spending support for roads, bridges and other infrastructure projects, including upgrades to the domestic power grid and building out a national network of EV chargers. The CHIPS Act promotes semiconductor manufacturing in the U.S., which should help support non-residential construction as well as machinery and equipment. The Inflation Reduction Act provides incentives for the use of domestic steel for investments in clean energy projects, including wind and solar projects, which consume a substantial amount of steel. Additionally, the on-shoring of manufacturing in the U.S. should prompt more domestic steel demand as well as reduce the risk of supply chain issues in the future.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. Light vehicle production in 2024 has fallen well below expectations. Full-year 2024 North American light vehicle production is estimated to be 15.5 million units, a significant decrease from original estimates of 16.3 million units, and a decrease from 15.7 million units in 2023. During the third quarter of 2024, North American light vehicle production was approximately 3.8 million units, down from 4.1 million units in the second quarter of 2024. During the third quarter of 2024, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.6 million units sold, the same rate as the second quarter of 2024.
North American light vehicle production in 2025 and beyond is expected to remain above 15 million units annually. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.6 years, which should support demand as older vehicles need to be replaced. We also expect declining interest rates to increase demand for vehicles in the United States as buyers have been cautious due to elevated interest rates. As the leading supplier of automotive-grade steel in the U.S., we expect to benefit from healthy vehicle production levels over the coming years.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $408 per long ton during the third quarter of 2024 and has averaged $434 per long ton through the first nine months of 2024. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
As for iron ore, the Platts 62% price averaged $100 per metric ton in the third quarter of 2024, which is 5% higher than the prior annual ten-year average. While higher iron ore prices play a role in increased global steel prices, we also directly benefit from higher iron ore prices for the portion of iron ore pellets we sell to third parties.
OTHER FACTORS
On July 10, 2024, the United States and Mexico announced key measures to protect the North American steel markets from unfair trade. Both countries are expected to implement policies to jointly curb tariff evasion on steel being exported from Mexico to the United States. If implemented as announced, it will be required that steel imported from Mexico must be melted and poured in Mexico, Canada or the United States to be eligible for Section 232 exemptions. This will effectively put a 25% tariff on any steel that is transshipped through Mexico that originated in China or other countries outside of North America. We believe it is vital that all members adhere to the USMCA and view this as a positive development to ensuring fair trade in the North American steel market.
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
During 2023, we significantly reduced costs compared to the prior year, as we had higher production volume and normalized repair and maintenance spending, and inflationary pressures on input and energy costs eased. We expect that full-year 2024 costs will be reduced year-over-year, compared to 2023, as we have worked through higher cost inventory and lower natural gas, coal and alloy costs should mitigate any inflationary cost increases.
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

Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for our automotive-grade steel is expected to be healthy in the coming years as a result of a low unemployment rate, declining interest rates and the replacement of older vehicles.
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
We are currently a leading producer of electrical steels referred to as GOES and NOES in the U.S. The Infrastructure and Jobs Act provides funding to be used for the modernization of the electrical grid and the infrastructure needed to allow for increased EV adoption, both of which require electrical steels. Because of these incentives and our current customer base, our electrical steel business is expected to continue to achieve strong profitability in the coming years.
We are the first and the only producer of HBI in the Great Lakes region. From our Toledo, Ohio facility, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer, or in our BOFs and EAFs as a premium scrap alternative. We use HBI to stretch our hot metal production, lowering carbon intensity and reliance on coke. With increasing tightness in the scrap and metallics markets combined with our own internal needs, we expect our Toledo direct reduction plant to support healthy margins for us going forward.
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
We have ample access to scrap along with internally sourced iron ore pellets and HBI. Our ability to optimize use of these raw materials in our blast furnaces and BOFs ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations. As a result of successful operational improvements, we announced the indefinite idle of the Indiana Harbor #4 blast furnace in the first quarter of 2022. This indefinite idle reduced our operational blast furnaces from eight to seven. Our strategic use of HBI in our blast furnaces and maximizing scrap usage in our BOFs has allowed us to achieve the same steel production with one less blast furnace in our footprint.
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
On July 15, 2024, we announced that we had entered into the Arrangement Agreement to acquire Stelco. The Stelco Acquisition confirms our commitment and leadership in integrated steel production in North America and is expected to strengthen our cost position by incorporating one of the lowest cost flat-rolled steelmaking assets in North America within our footprint. The Stelco Acquisition has the full endorsement of the USW and brings an additional 1,800 USW-represented employees into our workforce. The Stelco Acquisition expands our existing presence in Canada and diversifies our customer base across service centers, construction and other industrial end markets with higher volumes of spot sales. As a result of the Stelco Acquisition, our exposure to the North American spot market is expected to double, giving us further insight into spot market dynamics and diversifying our customer base toward spot customers.
On September 16, 2024, we announced that the holders of common shares of Stelco voted in favor of, and overwhelmingly approved, the special resolution regarding the Stelco Acquisition at a special meeting of shareholders. The special resolution received support of 99.97% of the total votes cast.
On October 8, 2024, we announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Stelco Acquisition. As a result, we cleared U.S. Department of Justice antitrust review for the Stelco Acquisition. On October 9, 2024, we announced that we received a “no-action letter” from the Canadian Competition Bureau, confirming that the Commissioner of Competition does not intend to challenge the Stelco Acquisition. On October 30, 2024, we announced that we received regulatory and program approvals under the Investment Canada Act and Strategic Innovation Fund, the final approvals needed to complete the Stelco Acquisition. Subsequently, we completed the Stelco Acquisition on November 1, 2024.
Going forward, we will continue to be opportunistic in our pursuit of assets that would grow our business and offer opportunities to generate significant synergies. Our strong partnership with our union-represented employees was crucial in prior mergers and acquisitions as well as with the Stelco Acquisition. We remain the only domestic steel company in recent years to successfully acquire steel producing assets with USW-represented employees.
EXPLORE ATTRACTIVE DOWNSTREAM OPPORTUNITIES
On July 22, 2024, we announced our investment plan for our new electrical distribution transformer production plant near our indefinitely idled Weirton, West Virginia facility. We intend to invest approximately $150 million to repurpose a warehouse to commence production of distribution transformers used in electric power distribution. We expect to receive $50 million in support from the West Virginia Economic Development Authority in relation to the project, which reduces our net capital investment to approximately $100 million. Our planned Weirton distribution transformer production plant benefits from the ability to use existing building assets, infrastructure and re-employment opportunities for members of the workforce that were previously employed at our indefinitely idled Weirton tinplate mill.
This project is also expected to increase demand for American-made GOES produced at our Butler Works steel mill as well as for our carbon and stainless steel products used in the manufacturing of distribution transformers. We believe that distribution transformers are critical to America’s electrical infrastructure maintenance and expansion, and we look to benefit from a market that is undersupplied in the United States and currently experiencing extended lead times with a strong demand outlook. This project is expected to be completed in the first half of 2026.
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
In March 2024, we were selected by the DOE's OCED for award negotiations to receive up to $575 million in total funding for two projects to accelerate industrial decarbonization initiatives. If fully awarded, we would receive up to a $500 million federal investment to replace our existing blast furnace at Middletown Works with a 2.5 million ton per annum hydrogen-ready direct reduced iron plant and two 120 megawatt electric melting furnaces to feed molten iron to the existing infrastructure already on site, including the BOF, caster, hot strip mill and various finishing facilities. The project is designed so that Middletown Works would maintain its existing raw steel production capacity of approximately 3 million net tons per year and would no longer use coke for iron production. We expect that the process would dramatically reduce carbon emissions intensity with no impact to product quality or capability and would consolidate Middletown Works as the most advanced, lowest GHG emitting integrated iron and steel facility in the world. Following negotiations, in the third quarter of 2024, the OCED awarded us $9.5 million to begin Phase 1 of the Middletown project, with the remaining award being subject to future award negotiations at the end of each project phase. The Middletown project is expected to be completed by 2029.
Additionally, if fully awarded, we would receive up to $75 million at our Butler Works facility to replace two of our existing natural gas fired high temperature slab reheat furnaces with four electrified induction slab reheat furnaces, to bring optimum efficiency to our production of electrical steel. This project would lower carbon emissions, substantially reduce energy costs and improve slab quality. Following negotiations, in the third quarter of 2024, the OCED awarded us $19 million to begin Phase 1 of the Butler project, with the remaining award being subject to future award negotiations at the end of each project phase. The Butler project is expected to be completed by 2029. As a result of both of these projects, we would anticipate generating in excess of $500 million in annual cost savings and yield improvements.
In October 2023, the DOE announced its intention to award funding under the Infrastructure and Jobs Act for seven regional hydrogen hubs, including the Midwest Alliance for Clean Hydrogen. This hub, covering Illinois, Indiana and Michigan, was selected for $1 billion in funding and is near our two largest steel plants, Indiana Harbor and Burns Harbor. In January 2024, we commissioned a pipeline and successfully completed a hydrogen injection trial at our Indiana Harbor blast furnace #7. This follows an initial similar trial of hydrogen at our blast furnace in Middletown earlier in 2023. The use of hydrogen within our blast furnace is expected to partially reduce coke rate and displace the release of CO2 with H2O, reducing our overall emissions.
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
We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to continue to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet following the closing of the Stelco Acquisition. We also maintain a long maturity runway with our outstanding debt, with our nearest maturity coming in 2027, supporting our flexibility to navigate varied economic environments for extended periods of time.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results for the three and nine months ended September 30, 2024 and 2023 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q3 2024	Q3 2023	YTD 2024	YTD 2023	Q3 2024	Q3 2023	YTD 2024	YTD 2023	Q3 2024	Q3 2023	YTD 2024	YTD 2023	Q3 2024	Q3 2023	YTD 2024	YTD 2023

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,013	$4,940	$13,129	$14,823	(3)%	9%	2%	7%	3%	11%	6%	10%	$1,045	$1,203	$1,116	$1,196
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands of net tons)	2024	2023	% Change	2024	2023	% Change
Steel shipments by product:
Hot-rolled steel	1,400	1,475	(5)%	4,059	4,427	(8)%
Cold-rolled steel	635	564	13%	1,930	1,806	7%
Coated steel	1,078	1,239	(13)%	3,465	3,651	(5)%
Stainless and electrical steel	140	169	(17)%	436	524	(17)%
Plate	173	234	(26)%	581	686	(15)%
Slab and other steel products	414	425	(3)%	1,298	1,299	—%
Total steel shipments by product	3,840	4,106	(6)%	11,769	12,393	(5)%

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Steelmaking revenues by market:
Direct automotive	$1,334	$1,958	(32)%	$4,411	$5,808	(24)%
Infrastructure and manufacturing	1,160	1,427	(19)%	3,973	4,315	(8)%
Distributors and converters	1,317	1,321	—%	4,131	4,020	3%
Steel producers	608	737	(18)%	1,846	2,234	(17)%
Total Steelmaking revenues by market	$4,419	$5,443	(19)%	$14,361	$16,377	(12)%
Revenues decreased by 19% during the three months ended September 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease of $624 million, or 32%, in revenues from the direct automotive market, predominantly due to a decrease in demand;
•A decrease of $267 million, or 19%, in revenues from the infrastructure and manufacturing market, predominantly due to a decrease in shipments and steel index pricing; and
•A decrease of $129 million, or 18%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.

Revenues decreased by 12% during the nine months ended September 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease of $1,397 million, or 24%, in revenues from the direct automotive market, predominantly due to a decrease in demand;
•A decrease of $342 million, or 8%, in revenues from the infrastructure and manufacturing market, predominantly due to a decrease in shipments and steel index pricing; and
•A decrease of $388 million, or 17%, in revenues from the steel producers markets, predominantly due to the decrease in pricing indices for slabs and busheling scrap.
GROSS MARGIN
Gross margin decreased by $587 million, or 124%, during the three months ended September 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease in average selling price (approximately $460 million impact), predominantly due to lower spot prices and lower direct automotive mix;
•A decrease in sales volume (approximately $140 million impact); and
•A $71 million unfavorable arbitration decision related to iron ore mining royalties for periods of time from 2020 through 2022.
•These decreases were partially offset by a decrease in cost of production driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap.
Gross margin decreased by $895 million, or 75%, during the nine months ended September 30, 2024, as compared to the prior-year period, primarily due to:
•A decrease in average selling price (approximately $590 million impact), predominantly due to lower spot prices and lower direct automotive mix; and
•A decrease in sales volume (approximately $340 million impact).
•These decreases were partially offset by a decrease in cost of production driven by lower raw materials and utilities costs, including natural gas, coal, coke, alloys and scrap.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended September 30, 2024, decreased by $490 million, as compared to the three months ended September 30, 2023, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $105 million and $133 million of Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively.
Adjusted EBITDA from our Steelmaking segment for the nine months ended September 30, 2024, decreased by $794 million, as compared to the nine months ended September 30, 2023, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $326 million and $393 million of Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and nine months ended September 30, 2024, our consolidated Revenues decreased by $1,036 million and $2,024 million, respectively, compared to the prior-year periods. During the three and nine months ended September 30, 2024, our consolidated gross margin decreased by $584 million and $880 million, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
During the three and nine months ended September 30, 2024, Selling, general and administrative expenses decreased by $27 million and $68 million, respectively. The decreases primarily relate to lower employment-related costs.
RESTRUCTURING AND OTHER CHARGES & ASSET IMPAIRMENTS
On February 15, 2024, we announced the indefinite idle of our Weirton tinplate production plant. This resulted in restructuring and other charges primarily related to severance, other employee-related benefits and asset retirement obligation charges of $2 million and $131 million for the three and nine months ended September 30, 2024, respectively. Additionally, this resulted in an asset impairment of $79 million for the nine months ended September 30, 2024.

INTEREST EXPENSE, NET
During the three and nine months ended September 30, 2024, our consolidated Interest expense, net increased by $32 million and $9 million, respectively, compared to the prior-year periods. The increases primarily relate to financing fees incurred during the third quarter associated with entering into the Commitment Letter, providing an optional Bridge Facility to finance the Stelco Acquisition. For the nine months ended September 30, 2024, the increase is partially offset by a decrease in interest expense incurred on our outstanding long-term debt.
INCOME TAXES
Our effective tax rate is impacted by state income tax expense and permanent items, primarily depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income tax benefit (expense)	$76	$(29)	$99	$(118)
The changes in income tax benefit for the three and nine months ended September 30, 2024, as compared to the income tax expense for the prior-year periods, are primarily related to depletion in excess of state income tax expense and the impact of immaterial discrete items relative to changes in pre-tax income.
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
The following table provides a summary of our cash flow:

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows provided by (used in):
Operating activities	$577	$1,615
Investing activities	(477)	(470)
Financing activities	(259)	(1,140)
Net increase (decrease) in cash and cash equivalents	$(159)	$5

Free cash flow[1]	$87	$1,134

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
The current market environment has provided us the ability to take advantage of favorable debt markets and return capital to shareholders, as follows:
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
•During the third quarter of 2024, we issued an additional $600 million aggregate principal amount of our $7.000% 2032 Senior Notes. The net proceeds from the transaction were used to finance a portion of the cash consideration paid in connection with the Stelco Acquisition, which we completed on November 1, 2024.
•Additionally, during the nine months ended September 30, 2024, we returned capital to shareholders through our share repurchase programs, repurchasing 37.9 million common shares at a cost of $733 million in the aggregate.
Our financial flexibility has allowed us to remain active in our opportunistic pursuit of value-enhancing mergers and acquisitions. During the third quarter of 2024, we announced that we had entered into an Arrangement Agreement to acquire Stelco. On October 22, 2024, we issued $900 million aggregate principal amount of 6.875% Senior Guaranteed Notes due 2029 at par and $900 million aggregate principal amount of 7.375% Senior Guaranteed Notes due 2033 at par. The net proceeds from the transaction were used to finance a portion of the cash consideration payable in connection with the Stelco Acquisition, which we completed on November 1, 2024. We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to continue to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet following the Stelco Acquisition. Going forward, we will continue to use the financial levers available to us in order to continue to pursue assets that would grow our business, reduce our debt and return capital to shareholders.
CASH FLOWS
OPERATING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
Net income (loss)	$(274)	$589	$(863)
Non-cash adjustments to net income (loss)	839	872	(33)
Working capital:
Accounts receivable, net	258	(164)	422
Inventories	190	538	(348)
Income taxes	(46)	16	(62)
Pension and OPEB payments and contributions	(162)	(84)	(78)
Payables, accrued employment and accrued expenses	(217)	(95)	(122)
Other, net	(11)	(57)	46
Total working capital	12	154	(142)
Net cash provided by operating activities	$577	$1,615	$(1,038)
The variance was primarily driven by:
•A $896 million decrease in net income after non-cash adjustments primarily due to lower gross margins resulting from a decrease in both volume and selling prices for our steel products. See "— Steelmaking Results" above for further detail on our operating results; and
•A $348 million decrease in our change in inventories, due to more aggressive inventory reduction in 2023 that did not repeat in 2024.
•This was partially offset by a $422 million improvement in our change in accounts receivable, due primarily to falling selling prices and volume in 2024.
INVESTING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
Purchase of property, plant and equipment	$(490)	$(481)	$(9)
Other investing activities	13	11	2
Net cash used by investing activities	$(477)	$(470)	$(7)
Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. As a result, our cash used for capital expenditures was consistent, as compared to the prior-year period. Included within cash used for capital expenditures was $20 million for the nine months ended September 30, 2024, compared to $21 million for the nine months ended September 30, 2023, related to our non-owned SunCoke Middletown VIE.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $600 million, which primarily consists of sustaining capital spend as well as initial spend on our capital projects at Middletown Works, Butler Works and Weirton.
FINANCING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
Net proceeds of senior notes	$576	$750	$(174)
Net borrowings (repayments) under credit facilities	47	(1,539)	1,586
Repurchase of common shares	(733)	(152)	(581)
Other financing activities	(149)	(199)	50
Net cash used by financing activities	$(259)	$(1,140)	$881

The variance was primarily driven by:
•A $1.4 billion decrease in cash used resulting from higher net repayments of debt during the nine months ended September 30, 2023; and
•A $581 million increase in cash used to repurchase common shares during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased 37.9 million of our common shares on the open market, as compared to the 10.4 million common shares repurchased in the prior-year period.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. We generally maintain minimal cash balances and utilize our access to our ABL Facility to cover fluctuations in our cash requirements. Cash and cash equivalents, which totaled $39 million as of September 30, 2024, include cash on hand and on deposit. The combination of cash and availability under our ABL Facility gave us $3.8 billion in liquidity as of September 30, 2024. During the first nine months of 2024, we issued $1.4 billion in aggregate principal amount of 7.000% 2032 Senior Notes. We used a portion of the net proceeds from the initial offering of the 7.000% 2032 Senior Notes and available liquidity to repurchase $829 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes pursuant to a tender offer and subsequent redemption. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
On July 14, 2024, we entered into the Arrangement Agreement to acquire all of the issued and outstanding common shares of Stelco from the holders thereof. In addition to the $600 million aggregate principal amount of additional 7.000% 2032 Senior Notes issued in the third quarter of 2024, on October 22, 2024, we issued $900 million aggregate principal amount of 6.875% Senior Guaranteed Notes due 2029 at par and $900 million aggregate principal amount of 7.375% Senior Guaranteed Notes due 2033 at par. The net proceeds from these transactions were used to finance a portion of the cash consideration paid in connection with the Stelco Acquisition, which we completed on November 1, 2024. Subsequent to completing the Stelco Acquisition, our pro forma liquidity has remained above $2.5 billion.
During the third quarter of 2024, we amended our $4.75 billion ABL Facility, which matures in June 2028, as part of the financing for the Stelco Acquisition. The ABL Facility amendments provide conditions to utilize the ABL Facility to finance a portion of the purchase price of the Stelco Acquisition and enable us to include assets from Canadian subsidiaries as part of the Stelco Acquisition. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of September 30, 2024, outstanding letters of credit totaled $46 million, which reduced availability under our ABL Facility. We issue standby letters of credit with certain financial institutions to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of September 30, 2024, we were in compliance with all of our ABL Facility covenants.
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
ADJUSTED EBITDA
We evaluate performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry, showing results exclusive of certain non-recurring and/or non-cash items. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(230)	$275	$(274)	$589
Less:
Interest expense, net	(102)	(70)	(235)	(226)
Income tax benefit (expense)	76	(29)	99	(118)
Depreciation, depletion and amortization	(235)	(249)	(693)	(738)
Total EBITDA	31	623	555	1,671
Less:
EBITDA of noncontrolling interests[1]	20	20	56	60
Weirton indefinite idle[2]	(2)	—	(219)	—
Loss on extinguishment of debt	—	—	(27)	—
Acquisition-related costs	(14)	(3)	(14)	(5)
Changes in fair value of foreign currency contracts, net	(7)	—	(7)	—
Arbitration decision	(71)	—	(71)	—
Other, net	(19)	(8)	(24)	(16)
Total Adjusted EBITDA	$124	$614	$861	$1,632

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$12	$11	$33	$35
Depreciation, depletion and amortization	8	9	23	25
EBITDA of noncontrolling interests	$20	$20	$56	$60

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Adjusted EBITDA:
Steelmaking	$113	$603	$814	$1,608
Other Businesses	8	9	43	32
Eliminations	3	2	4	(8)
Total Adjusted EBITDA	$124	$614	$861	$1,632
FREE CASH FLOW
Free cash flow is a non-GAAP financial measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our operating cash flow to free cash flow:

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$577	$1,615
Purchase of property, plant and equipment	(490)	(481)
Free cash flow	$87	$1,134
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of September 30, 2024 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the

7.000% 2032 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2024. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2024.
As of September 30, 2024, the guarantee of a Guarantor subsidiary with respect to the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	September 30, 2024	December 31, 2023
Current assets	$6,516	$7,150
Non-current assets	10,030	10,111
Current liabilities	(4,081)	(4,283)
Non-current liabilities	(5,999)	(5,463)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Nine Months Ended
(In millions)	September 30, 2024
Revenues	$14,629
Cost of goods sold	(14,342)
Loss from continuing operations	(300)
Net loss	(297)
Net loss attributable to Cliffs shareholders	(297)

The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	September 30, 2024	December 31, 2023
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$756	$743
Accounts payable	(1,031)	(1,004)

Balances with other related parties:
Accounts receivable, net	$—	$5
Accounts payable	(16)	(11)
Additionally, for the nine months ended September 30, 2024, the obligated group had Revenues of $63 million and Cost of goods sold of $51 million, in each case, with other related parties.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of September 30, 2024, due to a 10% and 25% change in the market price of each of the indicated commodities:

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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three and nine months ended September 30, 2024, we concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the indefinite idle of our Weirton tinplate production plant, which resulted in a $46 million impairment charge to Property, plant and equipment, net for the nine months ended September 30, 2024.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of September 30, 2024, we had $47 million outstanding under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility.
SUPPLY CONCENTRATION RISKS
Many of our operations and mines rely on one source each of electric power and natural gas. A significant interruption or change in service or rates from our energy suppliers could materially impact our production costs, margins and profitability.
FOREIGN CURRENCY EXCHANGE RATE RISK
On July 15, 2024, we announced that we had entered into the Arrangement Agreement with Stelco to acquire all of its common shares in a cash and stock transaction valued, at the time, at approximately $2.5 billion. We hedged a portion of the purchase price by entering into foreign currency option contracts with a notional amount of $1.5 billion as of September 30, 2024. These option contracts, with a maturity date of October 15, 2024, expired without being exercised. We may enter into additional hedging instruments in the future, as needed, to further mitigate foreign currency exchange rate risk.

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
•the risk that adverse reactions or changes to business or regulatory relationships may result from the Stelco Acquisition;
•the risk that the financing transactions undertaken in connection with the Stelco Acquisition may have a negative impact on the combined company's credit profile, financial condition or financial flexibility;
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
•the risk that the Stelco Acquisition could have adverse effects on the market price of our common shares; and
•the risk of any unforeseen liabilities and future capital expenditures related to the Stelco Acquisition.
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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Mesabi Metallics Adversary Proceeding. As previously disclosed, on September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). Mesabi Metallics alleged tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks to hold the defendants jointly and severally liable for, among other things, antitrust damages and injunctive relief. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi Metallics' leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which was denied on September 10, 2019. Discovery was completed, and the parties filed cross-motions for summary judgment. On October 8, 2024, the Bankruptcy Court issued an order granting and denying parts of the cross-motions. We will seek leave in federal district court for review of legal errors contained in the Bankruptcy Court's ruling. We continue to believe the claims asserted against us are without merit, and we intend to continue vigorously defending against all remaining claims in the lawsuit.
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

ITEM 1A. RISK FACTORS
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)[2]	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[3]
July 1 - 31, 2024	2,231	$15.30	—	$1,375,931,379
August 1 - 31, 2024	1,297	$15.43	—	$1,375,931,379
September 1 - 30, 2024	5,627	$11.49	—	$1,375,931,379
Total	9,155	$12.98	—

[1]Shares that were delivered to us in order to satisfy tax withholding obligations due upon the vesting or payment of stock awards.
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

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).
On November 1, 2024, pursuant to the terms of the Arrangement Agreement, we completed the Stelco Acquisition. In connection with closing, Stelco shareholders received CAD $60.00 in cash and 0.454 shares of Cliffs common stock per share of Stelco common stock. In the aggregate, approximately 25.9 million shares of Cliffs common stock were issued in connection with the Stelco Acquisition, including as consideration for the cancellation of Stelco’s outstanding equity awards. The shares of Cliffs common stock issued in connection with the Stelco Acquisition were issued in reliance upon Section 3(a)(10) of the Securities Act, which exempts from the registration requirements under the Securities Act any securities that are issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval.

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
2.1	* Arrangement Agreement, dated as of July 14, 2024, by and between Stelco Holdings Inc., 13421422 Canada Inc. and Cleveland-Cliffs Inc. (filed as Exhibit 2.1 to Cliffs’ Form 10-Q for the period ended June 30, 2024 and incorporated herein by reference).
4.1	First Supplemental Indenture, dated as of August 16, 2024, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed herewith).
4.2	Indenture, dated as of October 22, 2024, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Forms of 6.875% Senior Guaranteed Notes due 2029 and 7.375% Senior Guaranteed Notes due 2033 (filed herewith).
10.1	** Cleveland-Cliffs Inc. 2012 Non-Qualified Deferred Compensation Plan (Amended and Restated effective as of July 24, 2024) (filed herewith).
10.2	Fifth Amendment to Asset-Based Revolving Credit Agreement, dated as of July 31, 2024, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith).
10.3	Sixth Amendment to Asset-Based Revolving Credit Agreement, dated as of September 13, 2024, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith).
22
Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under, the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes and the 7.000% 2032 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).

31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of November 5, 2024 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of November 5, 2024 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of November 5, 2024 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of November 5, 2024 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Certain immaterial schedules and exhibits to this exhibit have been omitted pursuant to the provisions of Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules and exhibits will be furnished to the U.S. Securities and Exchange Commission upon request.
**	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	November 5, 2024