Form 10-Q
period 2025-03-31
CLEVELAND-CLIFFS INC.
filed 2025-05-08
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 494,656,203 as of May 8, 2025.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency, unless otherwise stated.

Abbreviation or acronym	Term
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, which matures the earlier of June 9, 2028, or 91 days prior to the maturity of certain other material debt, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, Weirton indefinite idle, idled facilities employment charges, changes in fair value of derivatives, net, amortization of inventory step-up, loss on extinguishment of debt, and other, net
AOCI	Accumulated other comprehensive income (loss)
Arrangement Agreement	Arrangement Agreement, by and between Stelco Holdings Inc., 13421422 Canada Inc. and Cleveland-Cliffs Inc., dated July 14, 2024, in respect of the Stelco Acquisition
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CODM	Chief Operating Decision Maker
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IAM	International Association of Machinists and Aerospace Workers
Inflation Reduction Act	Inflation Reduction Act of 2022
JSW Steel	JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc., collectively
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
MMBtu	Million British Thermal Units
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OPEB	Other postretirement benefits
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
Stelco	Stelco Holdings Inc., a Canadian corporation, and its consolidated subsidiaries, collectively, unless stated otherwise or the context indicates otherwise, which continues as Stelco Inc. following the amalgamation of Stelco Holdings Inc., Stelco Inc. and 13421422 Canada Inc. effective November 8, 2024
Stelco Acquisition	The acquisition of all of the outstanding common shares of Stelco Holdings Inc. by the Company, as provided for in the Arrangement Agreement
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
TSR	Total shareholder return
UAW	United Auto Workers
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$57	$54
Accounts receivable, net	1,798	1,576
Inventories	4,886	5,094
Other current assets	223	183
Total current assets	6,964	6,907
Non-current assets:
Property, plant and equipment, net	9,797	9,942
Goodwill	1,767	1,768
Intangible assets	1,150	1,170
Pension and OPEB assets	443	427
Other non-current assets	715	733
TOTAL ASSETS	$20,836	$20,947
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,020	$2,008
Accrued employment costs	443	447
Accrued expenses	361	375
Other current liabilities	442	492
Total current liabilities	3,266	3,322
Non-current liabilities:
Long-term debt	7,601	7,065
Pension and OPEB liabilities	711	751
Deferred income taxes	723	858
Asset retirement and environmental obligations	609	601
Other non-current liabilities	1,442	1,453
TOTAL LIABILITIES	14,352	14,050
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2024 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2024 - 531,051,530 shares);
Outstanding - 494,490,795 shares (2024 - 493,948,905 shares)	66	66
Capital in excess of par value of shares	4,756	4,758
Retained earnings	484	979
Cost of 36,560,735 common shares in treasury (2024 - 37,102,625 shares)	(664)	(676)
Accumulated other comprehensive income	1,612	1,537
Total Cliffs shareholders' equity	6,254	6,664
Noncontrolling interests	230	233
TOTAL EQUITY	6,484	6,897
TOTAL LIABILITIES AND EQUITY	$20,836	$20,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Revenues	$4,629	$5,199
Operating costs:
Cost of goods sold	(5,020)	(4,914)
Selling, general and administrative expenses	(133)	(132)
Restructuring and other charges	(3)	(104)
Asset impairment	—	(64)
Miscellaneous – net	(11)	(23)
Total operating costs	(5,167)	(5,237)
Operating loss	(538)	(38)
Other income (expense):
Interest expense, net	(140)	(64)
Loss on extinguishment of debt	—	(21)
Net periodic benefit credits other than service cost component	57	60
Other non-operating income (expense)	(9)	2
Total other expense	(92)	(23)
Loss before income taxes	(630)	(61)
Income tax benefit	147	8
Net loss	(483)	(53)
Net income attributable to noncontrolling interests	(12)	(14)
Net loss attributable to Cliffs shareholders	$(495)	$(67)

Loss per common share attributable to Cliffs shareholders:
Basic	$(1.00)	$(0.14)
Diluted	$(1.00)	$(0.14)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE LOSS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss	$(483)	$(53)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(27)	(28)
Changes in derivative financial instruments, net of tax	101	20
Changes in foreign currency translation	1	(1)
Total other comprehensive income (loss)	75	(9)
Comprehensive loss	(408)	(62)
Comprehensive income attributable to noncontrolling interests	(12)	(14)
Comprehensive loss attributable to Cliffs shareholders	$(420)	$(76)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2025	2024
OPERATING ACTIVITIES
Net loss	$(483)	$(53)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	282	230
Pension and OPEB credits	(48)	(51)
Deferred income taxes	(151)	(8)
Other	65	241
Changes in operating assets and liabilities:
Accounts receivable, net	(223)	(27)
Inventories	182	(8)
Income taxes	7	(1)
Pension and OPEB payments and contributions	(43)	(32)
Payables, accrued employment and accrued expenses	57	(170)
Other, net	4	21
Net cash provided (used) by operating activities	(351)	142
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(152)	(182)
Other investing activities	7	3
Net cash used by investing activities	(145)	(179)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	850	825
Repayments of senior notes	—	(652)
Repurchase of common shares	—	(608)
Borrowings (repayments) under credit facilities, net	(305)	342
Debt issuance costs	(13)	(13)
Other financing activities	(33)	(25)
Net cash provided (used) by financing activities	499	(131)
Net increase (decrease) in cash and cash equivalents	3	(168)

Cash, cash equivalents, and restricted cash at beginning of period	60	198
Effect of exchange rate changes on cash	—	—
Cash, cash equivalents, and restricted cash at end of period	63	30

Restricted cash	(6)	—

Cash and cash equivalents at end of period	$57	$30
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2024	493.9	$66	$4,758	$979	$(676)	$1,537	$233	$6,897
Comprehensive income (loss)	—	—	—	(495)	—	75	12	(408)
Stock and other incentive plans	0.6	—	(2)	—	12	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	494.5	$66	$4,756	$484	$(664)	$1,612	$230	$6,484

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2023	504.9	$66	$4,861	$1,733	$(430)	$1,657	$235	$8,122
Comprehensive income (loss)	—	—	—	(67)	—	(9)	14	(62)
Common stock repurchases, net of excise tax	(30.4)	—	—	—	(615)	—	—	(615)
Stock and other incentive plans	1.0	—	(10)	—	15	—	—	5
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2024	475.5	$66	$4,851	$1,666	$(1,030)	$1,648	$241	$7,442
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our investment in affiliates of $131 million at both March 31, 2025 and December 31, 2024, was classified in Other non-current assets.
SIGNIFICANT ACCOUNTING POLICIES
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
RECENT ACCOUNTING PRONOUNCEMENTS AND LEGISLATION
ACCOUNTING PRONOUNCEMENTS - ISSUED AND NOT EFFECTIVE
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual disclosures for income taxes. This new standard does not affect the recognition, measurement or financial statement presentation. The amendments are effective for annual reporting periods beginning after December 15, 2024.
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

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	March 31, 2025	December 31, 2024
Product inventories
Finished and semi-finished goods	$2,396	$2,393
Raw materials	1,974	2,208
Total product inventories	4,370	4,601
Manufacturing supplies and critical spares	516	493
Inventories	$4,886	$5,094
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of March 31, 2025 and December 31, 2024, we had $22 million and $29 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of March 31, 2025 and December 31, 2024, we had $79 million and $76 million, respectively, classified as Accounts payable.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Capital additions	$129	$157
Less:
Non-cash accruals	(68)	(45)
Equipment financed with seller	16	—
Right-of-use assets - finance leases	29	20
Cash paid for capital expenditures including deposits	$152	$182
Cash payments (receipts) for income taxes and interest are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Income taxes paid	$1	$1
Income tax refunds	(5)	(2)
Interest paid on debt obligations net of capitalized interest[1]	77	53

[1] Capitalized interest was $4 million for both the three months ended March 31, 2025 and 2024, respectively.
NOTE 3 - ACQUISITIONS
STELCO ACQUISITION OVERVIEW
On November 1, 2024, pursuant to the Arrangement Agreement, we completed the Stelco Acquisition, in which we were the acquirer. The Stelco Acquisition expands our existing presence in Canada and diversifies our customer base across service centers, construction and other industrial end markets in Canada with higher volumes of spot sales.
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
VALUATION ASSUMPTION AND PURCHASE PRICE ALLOCATION
We estimated fair values at November 1, 2024 for the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Stelco Acquisition. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. If we determine any measurement period adjustments are material, we will apply those adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. We are in the process of conducting a valuation of the assets acquired and liabilities assumed related to the Stelco Acquisition, most notably, personal and real property, deferred taxes, environmental obligations, asset retirement obligations and intangible assets, and the final allocation will be made when completed, including the result of any identified goodwill. Accordingly, the provisional measurements noted below are preliminary and subject to modification in the future.

The preliminary purchase price allocation to assets acquired and liabilities assumed in the Stelco Acquisition was:

(In millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$341	$—	$341
Accounts receivable	104	—	104
Inventories	726	(7)	719
Other current assets	107	(1)	106
Property, plant and equipment	1,286	(5)	1,281
Intangible assets	1,025	—	1,025
Other non-current assets	250	—	250
Accounts payable	(212)	—	(212)
Accrued employment costs	(29)	—	(29)
Accrued expenses	(6)	(1)	(7)
Other current liabilities	(71)	—	(71)
Pension and OPEB liability, non-current	(14)	—	(14)
Deferred income taxes	(449)	10	(439)
Asset retirement and environmental obligations	(20)	—	(20)
Other non-current liabilities	(616)	5	(611)
Net identifiable assets acquired	2,422	1	2,423
Goodwill	786	(1)	785
Total net assets acquired	$3,208	$—	$3,208
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
The purchase price allocated to identifiable intangible assets acquired was:

	(In millions)	Weighted Average Life (In years)
Intangible assets:
Customer relationships	$953	15
Trade names and trademarks	72	15
Total identifiable intangible assets	$1,025	15
PRO FORMA RESULTS
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, Business Combinations, as if Stelco had been acquired as of January 1, 2023:

Three Months Ended March 31,
(In millions)	2024
Revenues	$5,752
Net loss attributable to Cliffs shareholders	(93)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the Stelco Acquisition occurred on January 1, 2023. There were no significant non-recurring pro forma adjustments included in the pro forma results for the three months ended March 31, 2024.
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
The following table represents our Revenues by market:

	Three Months Ended March 31,
(In millions)	2025	2024
Steelmaking:
Direct automotive	$1,297	$1,617
Infrastructure and manufacturing	1,354	1,392
Distributors and converters	1,228	1,412
Steel producers	588	606
Total Steelmaking	4,467	5,027
Other Businesses:
Direct automotive	130	140
Infrastructure and manufacturing	10	10
Distributors and converters	22	22
Total Other Businesses	162	172
Total revenues	$4,629	$5,199
The following tables represent our Revenues by product line:

	Three Months Ended March 31,
(In millions)	2025	2024
Steelmaking:
Hot-rolled steel	$1,166	$1,128
Cold-rolled steel	591	749
Coated steel	1,361	1,623
Stainless and electrical steel	444	461
Plate	247	333
Slab and other steel products	247	335
Other	411	398
Total Steelmaking	4,467	5,027
Other Businesses:
Other	162	172
Total revenues	$4,629	$5,199

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
The following tables provide our results by segment as well as a reconciliation from consolidated Adjusted EBITDA to our consolidated Net income (loss):

	Three Months Ended March 31, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,495	$162	$(28)	$4,629
Cost of goods sold	(4,895)	(153)	28	(5,020)
Selling, general and administrative expenses	(126)	(7)	—	(133)
Net periodic benefit credits other than service cost component	57	—	—	57
Excluding depreciation, depletion and amortization	274	8	—	282
Other segment items[1]	11	—	—	11
Total Adjusted EBITDA	$(184)	$10	$—	$(174)

Interest expense, net				(140)
Income tax benefit				147
Depreciation, depletion and amortization				(282)
EBITDA from noncontrolling interests[2]				18
Weirton indefinite idle				(3)
Idled facilities employment charges				(41)
Changes in fair value of derivatives, net				(9)
Amortization of inventory step-up				7
Other, net				(6)
Net loss				$(483)

Capital Additions	$123	$6	$—	$129

[1] Other segment items primarily consists of the exclusion of EBITDA of noncontrolling interests and idled facilities employment charges from Adjusted EBITDA and the inclusion of items within Miscellaneous – net and Other non-operating income (loss).

2 EBITDA of noncontrolling interests includes net income attributable to noncontrolling interests of $12 million and the exclusion of depreciation, depletion, and amortization of $6 million.

	Three Months Ended March 31, 2024
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$5,053	$172	$(26)	$5,199
Cost of goods sold	(4,785)	(157)	28	(4,914)
Selling, general and administrative expenses	(125)	(7)	—	(132)
Net periodic benefit credits other than service cost component	60	—	—	60
Excluding depreciation, depletion and amortization	222	8	—	230
Other segment items[1]	(30)	1	—	(29)
Total Adjusted EBITDA	$395	$17	$2	$414

Interest expense, net				(64)
Income tax benefit				8
Depreciation, depletion and amortization				(230)
EBITDA from noncontrolling interests[2]				21
Weirton indefinite idle				(177)
Loss on extinguishment of debt				(21)
Other, net				(4)
Net loss				$(53)

Capital Additions	$156	$1	$—	$157

[1] Other segment items primarily consists of the exclusion of EBITDA of noncontrolling interests from Adjusted EBITDA and the inclusion of items within Miscellaneous – net and Other non-operating income (loss).

2 EBITDA of noncontrolling interests includes net income attributable to noncontrolling interests of $14 million and the exclusion of depreciation, depletion, and amortization of $7 million.
The following summarizes our assets by segment:

(In millions)	March 31, 2025	December 31, 2024
Assets:
Steelmaking	$20,200	$20,327
Other Businesses	636	620
Total segment assets	$20,836	$20,947
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	March 31, 2025	December 31, 2024
Land, land improvements and mineral rights	$1,452	$1,451
Buildings	1,104	1,104
Equipment	11,185	11,119
Other	354	349
Construction in progress	759	728
Total property, plant and equipment[1]	14,854	14,751
Allowance for depreciation and depletion	(5,057)	(4,809)
Property, plant and equipment, net	$9,797	$9,942

[1] Includes right-of-use assets related to finance leases of $528 million and $505 million as of March 31, 2025 and December 31, 2024, respectively.
We recorded depreciation and depletion expense of $264 million and $227 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	March 31, 2025	December 31, 2024
Steelmaking	$1,718	$1,719
Other Businesses	49	49
Total goodwill	$1,767	$1,768
The decrease of $1 million in the balance of Goodwill in our Steelmaking segment as of March 31, 2025, compared to December 31, 2024, is due to the change in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the acquisition of Stelco. Refer to NOTE 3 - ACQUISITIONS for further details.
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	March 31, 2025			December 31, 2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$1,014	$(51)	$963	$1,015	$(34)	$981
Developed technology	60	(18)	42	60	(17)	43
Trade names and trademarks	87	(9)	78	87	(8)	79
Mining permits	72	(29)	43	72	(29)	43
Supplier relationships	29	(5)	24	29	(5)	24
Total intangible assets	$1,262	$(112)	$1,150	$1,263	$(93)	$1,170
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$31	$(40)	$(71)	$30	$(41)

[1] Intangible assets are classified as Other non-current assets. Amortization related to mining permits and supplier relationships is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

[2] Intangible liabilities are classified as Other non-current liabilities. Amortization of all intangible liabilities is recognized in Cost of goods sold.
Amortization expense related to Intangible assets was $19 million and $4 million for the three months ended March 31, 2025 and 2024, respectively. Estimated future amortization expense is $59 million for the remainder of 2025 and $79 million annually for the years 2026 through 2030.
Income from amortization related to the intangible liabilities was $1 million for each of the three months ended March 31, 2025 and 2024. Estimated future income from amortization is $4 million for the remainder of 2025 and $5 million annually for the years 2026 through 2030.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	March 31, 2025	December 31, 2024
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	$73	$73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.875% 2029 Senior Notes	Cliffs	6.875%	900	900
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.500% 2031 Senior Notes	Cliffs	7.500%	850	—
7.000% 2032 Senior Notes	Cliffs	7.054%	1,425	1,425
7.375% 2033 Senior Notes	Cliffs	7.375%	900	900
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	1,255	1,560
Total principal amount			7,693	7,148
Unamortized discounts and issuance costs			(92)	(83)
Total long-term debt			$7,601	$7,065

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 5.68% as of March 31, 2025.
7.500% 2031 SENIOR NOTES OFFERING
On February 6, 2025, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of $850 million aggregate principal amount of our 7.500% 2031 Senior Notes, which were issued at par. The 7.500% 2031 Senior Notes were issued in a private placement transaction exempt from the registration requirements of the Securities Act.
The 7.500% 2031 Senior Notes bear interest at a rate of 7.500% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2025. The 7.500% 2031 Senior Notes mature on September 15, 2031.
The 7.500% 2031 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.500% 2031 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries. The 7.500% 2031 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 7.500% 2031 Senior Notes.
The 7.500% 2031 Senior Notes may be redeemed, in whole or in part, at any time at our option not less than 10 days nor more than 60 days after prior notice is sent to the holders of the 7.500% 2031 Senior Notes. The 7.500% 2031 Senior Notes are redeemable prior to March 15, 2028, at a redemption price equal to 100% of the principal amount thereof plus a "make-whole" premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 7.500% 2031 Senior Notes prior to March 15, 2028, at a redemption price equal to 107.500% of the principal amount thereof with the net cash proceeds of one or more equity offerings. The 7.500% 2031 Senior Notes are redeemable beginning on March 15, 2028, at a redemption price equal to 103.750% of the principal amount thereof, decreasing to 101.875% on March 15, 2029, and are redeemable at par beginning on March 15, 2030. In each case, we pay the applicable redemption or "make-whole" premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 7.500% 2031 Senior Notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The terms of the 7.500% 2031 Senior Notes contain certain customary covenants; however, there are no financial covenants.

ABL FACILITY
As of March 31, 2025, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	March 31, 2025
Available borrowing base on ABL Facility[1]	$4,236
Borrowings	(1,255)
Letter of credit obligations[2]	(55)
Borrowing capacity available	$2,926

1 As of March 31, 2025, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2025 (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$—	$—	$685	$1,255	$1,268	$4,485	$7,693
NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2025	2024
Service cost	$7	$7
Interest cost	53	55
Expected return on plan assets	(79)	(80)
Amortization:
Prior service costs	4	4
Net actuarial gain	(2)	—
Net periodic benefit credits	$(17)	$(14)
OPEB COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2025	2024
Service cost	$2	$2
Interest cost	14	12
Expected return on plan assets	(11)	(11)
Termination benefits[1]	—	2
Amortization:
Prior service credits	(3)	(4)
Net actuarial gain	(33)	(38)
Net periodic benefit credits	$(31)	$(37)

[1] The termination benefits relate to the announcement of the indefinite idle of our Weirton tinplate production plant.
Based on funding requirements, we made $15 million and a nominal amount of defined benefit pension contributions for the three months ended March 31, 2025 and 2024, respectively. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for both the three months ended March 31, 2025 and 2024.

NOTE 10 - INCOME TAXES
Our income tax benefit for the three months ended March 31, 2025 was $147 million, compared to income tax benefit of $8 million for the three months ended March 31, 2024, primarily due to an increase in Loss before income taxes and the impact of immaterial discrete items relative to those losses.
NOTE 11 - ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS
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
The following is a summary of our asset retirement obligations:

(In millions)	March 31, 2025	December 31, 2024
Asset retirement obligations[1]	$525	$526
Less: current portion	19	25
Long-term asset retirement obligations	$506	$501

[1] Includes $305 million and $302 million related to our active operations as of March 31, 2025 and December 31, 2024, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2025	2024
Asset retirement obligations as of January 1	$526	$459
Accretion expense	7	5
Revision in estimated cash flows	—	48
Remediation payments	(8)	(2)
Asset retirement obligations as of March 31	$525	$510
During the first quarter of 2024, we announced the indefinite idle of our Weirton tinplate production plant, resulting in an increase to our asset retirement obligations as a result of acceleration of the timing and refinement in the cost of required remediation.
ENVIRONMENTAL OBLIGATIONS
Our operations currently use, and have in the past used, hazardous materials and substances, and we have generated, and expect to continue to generate, solid and hazardous waste. We have been, and may in the future be, subject to claims under laws and regulations for toxic torts, natural resource damages and other damages, as well as for the investigation and clean-up of soil, surface water, sediments, groundwater, and other natural resources and reclamation of properties. If we reasonably can, we estimate potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements, or contractual obligations arising from the sale of a business or facility. For sites involving government required investigations, including pursuant to RCRA and CERCLA, we typically make an estimate of potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring and preparation of reports to the appropriate environmental agencies.
The following is a summary of our environmental obligations:

(In millions)	March 31, 2025	December 31, 2024
Environmental obligations	$113	$114
Less: current portion	11	14
Long-term environmental obligations	$102	$100

NOTE 12 - FAIR VALUE MEASUREMENTS
The carrying values of certain financial instruments (e.g., Accounts receivable, net, Accounts payable and Other current liabilities) approximate fair value and, therefore, have been excluded from the table below. See NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING for information on our derivative instruments, which are accounted for at fair value on a recurring basis.
A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2025		December 31, 2024
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$6,346	$6,240	$5,505	$5,496
ABL Facility - outstanding balance	Level 2	1,255	1,255	1,560	1,560
Total		$7,601	$7,495	$7,065	$7,056
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
The following table summarizes the changes in fair value of the employee benefit commitment:

(In millions)	2025
Beginning balance as of January 1	$(188)
Change in fair value	(2)
Payments	5
Ending balance as of March 31	$(185)
MINNTAC OPTION
Stelco is party to an option to purchase a 25% ownership interest in the MinnTac iron ore mine and related infrastructure located in Mt. Iron, Minnesota from U. S. Steel for $500 million. This option is exercisable by Stelco at any time until January 31, 2027. This option is recorded as a derivative instrument at fair value on a recurring basis and included within Other non-current assets on the Statements of Consolidated Financial Position. Any gain or loss recorded in relation to the fair value of this option is presented within Other non-operating income (loss). The fair value of the derivative asset is estimated using the Black-Scholes option pricing model, which incorporates observable or unobservable inputs for risk-free interest rates, foreign exchange rates, commodity prices, discount rates, corresponding market volatility levels and other market-based pricing factors. This option is classified as a Level 3 derivative asset within the fair value hierarchy.
The following table summarizes the changes in fair value of the MinnTac option:

(In millions)	2025
Beginning balance as of January 1	$95
Change in fair value	(9)
Ending balance as of March 31	$86
NOTE 13 - DERIVATIVE INSTRUMENTS AND HEDGING
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
Our commodity purchase swaps and sales swaps are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives in Accumulated other comprehensive income until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs or Revenues when we recognize the associated underlying sale. Impacts of our designated commodity purchase swaps and sales swaps are reflected within Other, net in the Statements of

Unaudited Condensed Consolidated Cash Flows. Refer to NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME for further information.
Our commodity purchase swaps and sales swaps are classified as Level 2 as values were determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
The following table presents the notional amount of our outstanding hedge contracts:

				Notional Amount
Hedge Contract Type	Classification	Unit of Measure	Maturity Dates	March 31, 2025	December 31, 2024
Natural Gas	Commodity purchase swaps	MMBtu	April 2025 - August 2027	120,600,000	143,250,000
Electricity	Commodity purchase swaps	Megawatt hours	April 2025 - October 2027	2,729,940	3,224,227
HRC	Sales swaps	Metric tons	April 2025 - August 2025	395,000	—
At March 31, 2025, we estimate $37 million of net gains and $8 million of net losses related to our hedge contracts will be reclassified from Accumulated other comprehensive income into Cost of goods sold and Revenues, respectively, during the next 12 months. These estimates are based on March 31, 2025 fair values, some of which will change before their actual reclassification into Cost of goods sold and Revenues.
The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	March 31, 2025	December 31, 2024
Other current assets	$69	$5
Other non-current assets	25	9
Other current liabilities	(8)	(41)
Other non-current liabilities	—	(6)
NOTE 14 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
During the first quarter of 2024, we fully utilized the remaining portion of our prior $1 billion share repurchase program, which was approved by our Board of Directors on February 10, 2022. During the second quarter of 2024, our Board of Directors authorized a new program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion. We are not obligated to make any repurchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.
During the three months ended March 31, 2025, we did not repurchase any common shares. During the three months ended March 31, 2024, we repurchased 30.4 million common shares at an aggregate cost of $608 million, excluding any excise tax due under the Inflation Reduction Act. As of March 31, 2025, there was $1.4 billion remaining authorization under our active share repurchase program.
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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended March 31,
(In millions)	2025	2024
Foreign Currency Translation
Beginning balance	$(70)	$—
Other comprehensive income (loss) before reclassifications	1	(1)
Ending balance	$(69)	$(1)

Derivative Instruments
Beginning balance	$(53)	$(170)
Other comprehensive income (loss) before reclassifications	101	(33)
Income tax (benefit)	(24)	8
Other comprehensive income (loss) before reclassifications, net of tax	77	(25)
Losses reclassified from AOCI to net loss[1]	32	59
Income tax benefit[2]	(8)	(14)
Net losses reclassified from AOCI to net loss	24	45
Ending balance	$48	$(150)

Pension and OPEB
Beginning balance	$1,660	$1,827
Gains reclassified from AOCI to net loss[3]	(35)	(38)
Income tax expense[2]	8	10
Net gains reclassified from AOCI to net loss	(27)	(28)
Ending balance	$1,633	$1,799

Total AOCI Ending Balance	$1,612	$1,648

[1] Amounts recognized in Cost of goods sold for commodity purchase swaps within the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax benefit in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 16 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $15 million for both the three months ended March 31, 2025 and 2024, that was included in our consolidated Loss before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of a nominal  amount and $4 million for the three months ended March 31, 2025 and 2024, respectively, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	March 31, 2025	December 31, 2024
Inventories	$28	$27
Property, plant and equipment, net	283	288
Accounts payable	(12)	(19)
Other assets (liabilities), net	(53)	(47)
Noncontrolling interests	(246)	(249)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net loss	$(483)	$(53)
Net income attributable to noncontrolling interests	(12)	(14)
Net loss attributable to Cliffs shareholders	$(495)	$(67)

Weighted average number of shares:
Basic	495	492
Employee stock plans[1]	—	—
Diluted	495	492

Loss per common share attributable to Cliffs shareholders:
Basic	$(1.00)	$(0.14)
Diluted	$(1.00)	$(0.14)

[1]For both the three months ended March 31, 2025 and 2024, 2 million potentially dilutive shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of March 31, 2025, we had $261 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of March 31, 2025, we had $55 million of outstanding letters of credit issued under our ABL Facility.
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
NOTE 19 - SUBSEQUENT EVENTS
In the second quarter of 2025, it was determined we will idle our Conshohocken, Riverdale, and Steelton plants due to financial underperformance at these operations. We are currently assessing the financial impacts on the remainder of 2025 related to these idles, as well as the Minorca, Hibbing and Dearborn idles, which could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other publicly available information.
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
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three months ended March 31, 2025 and 2024 (in millions, except for diluted EPS):

Total Revenue	Net Loss	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net loss to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
We continued to navigate unfavorable market conditions throughout the first quarter of 2025. Steel market conditions in the first quarter of 2025 were driven by weaker than anticipated light vehicle production, inconsistent buying behavior from customers and higher import levels. The steel market in the first quarter of 2025 continued to be impacted by the poor domestic steel demand environment experienced in the second half of 2024, which resulted in downward pressure on HRC pricing. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $792 per net ton during the first quarter of 2025, 16% lower than first quarter of 2024. The HRC price increased to above $960 per ton in April 2025, as the recently announced steel tariffs have helped support domestic steel pricing. Import levels were elevated in the first quarter of 2025 in anticipation of the recently implemented steel tariffs, which contributed to downward pressure on HRC pricing. Looking forward, we expect domestic steel demand to grow, as recently implemented steel and automotive tariffs will support demand for domestically produced steel, other end-user demand improves, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized. Steel and light vehicles remain at the top of the Trump administration's trade agenda, and we are at the intersection of both of these industries.
During 2025, to appropriately respond to market conditions and to optimize our footprint, we made the decision to fully or partially idle six of our operations. As a consequence of continued weak automotive production, we made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn Works facility. We also made the decision to idle Conshohocken, Riverdale and Steelton due to financial underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing Taconite mine in order to consume excess pellet inventory produced in 2024. These operational changes will allow us to streamline our operations and enhance efficiency, with minimal expected impact to our flat-rolled steel output. Lastly, in an effort to match our production capabilities with our order book, we intend to restart our idled C-6 blast furnace at Cleveland Works during 2025.
We believe that steel tariffs play a crucial role in protecting the U.S. economy, national security and industrial base from violators of fair trade. The steel industry has long faced significant challenges due to overcapacity and overproduction of steel beyond certain countries' domestic needs, along with other unfair trade practices. The overproduction by certain countries results in dumping of steel in the U.S. at below market value. The U.S. remains the only major steel-producing country that produces less steel than it consumes. Additionally, foreign steel producers often take advantage of government subsidies, currency manipulation and weak environmental regulations. Furthermore, there is an overall lack of foreign countries holding their own steel producers accountable for unfair trade practices. We believe that the steel tariffs recently implemented by President Trump are critical to addressing global overproduction issues, confronting unfair trade practices and supporting a healthy domestic steel market. As a leading domestic steel producer, we expect to benefit for years to come from the recently implemented tariffs, not only for steel but also for the automotive industry.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. North American light vehicle production in the first quarter of 2025 was approximately 3.8 million units, down from approximately 4.0 million units in the first quarter of 2024. During the first quarter of 2025, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 16.5 million units sold, representing a 7% increase compared to the first quarter of 2024. The March 2025 seasonally adjusted annualized rate was 17.8 million units sold, the highest published rate since 2021, indicating healthy consumer demand. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.6 years, surpassing the previous record set in 2023, which should support demand as older vehicles need to be replaced. Furthermore, we expect the recently implemented 25% tariff on imports of automobiles and certain automobile parts to lead to increased demand for domestically produced vehicles that consume domestically made steel. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from healthier vehicle production over the coming years as we continue to be an established and reliable supplier.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $471 per long ton during the first quarter of 2025. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, potential for higher prices as a result of tariffs, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
COMPETITIVE STRENGTHS
As a leading North America-based steel producer, we benefit from having the size and scale necessary in a competitive, capital intensive business. We have a unique vertically integrated profile from mined raw materials, direct reduced iron, and ferrous scrap to primary steelmaking and downstream finishing, stamping, tooling and tubing. This positioning gives us more predictable costs throughout our supply chain and more control over both our manufacturing inputs and our end-product destination.
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
Our primary competitive strength lies within our automotive steel business. We are a leading supplier of automotive-grade steel in the U.S. Compared to other steel end markets, automotive steel is generally higher quality, more operationally and technologically intensive to produce, and requires significantly more devotion to customer service than other steel end markets. This dedication to service and the infrastructure in place to meet our automotive customers’ demanding needs took decades to develop. We have continued to invest capital and resources to meet the requirements needed to serve the automotive industry. We continue to be an established and reliable supplier of automotive-grade steel and intend to bolster our position as an industry leader going forward.
Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for our automotive-grade steel is expected to be healthier in the coming years as a result of government support for domestically produced vehicles, low unemployment rate, declining interest rates and the replacement of older vehicles. As an established and reliable supplier of domestically produced automotive-grade steel, we expect customers to continue to look to us to serve increased demand in the coming years.
Our footprint provides us with a competitive advantage in supplying automotive and other highly demanding end markets, as we are able to produce a wide range of high-quality products. Our integrated facilities utilize domestic, and primarily internally sourced, iron ore as the primary feedstock, which allows us to produce a high-quality product with low residual content. We also possess the breadth and depth of customer service, technical support, and research and development necessary to supply the demanding needs of the automotive industry.
Since becoming a steel company in 2020, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of our 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expenses in 2023, which continued throughout 2024 and into 2025. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.
Our utilization of fixed price contracts provides us a competitive advantage, as the steel industry is often viewed as volatile and subject to the market price of steel. Our fixed price contracts mitigate pricing volatility through the cycle. Approximately 30-35% of our volumes are sold under these contracts.

Our ability to source our primary feedstock domestically, and primarily internally, is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The ongoing conflict between Russia and Ukraine, along with other global tensions, and the new administration's focus on U.S. manufactured products, has displayed the importance of our North American-centric footprint, as our competitors who primarily operate EAF facilities rely on imported pig iron to produce flat-rolled steel, the supply of which has been disrupted. The best example is our legacy business of producing iron ore pellets. By internally sourcing the vast majority of our iron ore pellet requirements, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
We believe we offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of our offering includes advanced high-strength steel, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, GOES, NOES, stainless steels, tool and die, stamped components, slab and cast ingot. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
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
We are the first and the only producer of HBI in the Great Lakes region. From our Toledo, Ohio facility, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer, or in our BOFs and EAFs as a premium scrap alternative. We use HBI to stretch our hot metal production, lowering carbon intensity and reliance on coke. With increasing tightness in the scrap and metallics markets combined with our own internal needs, we expect our Toledo direct reduction plant to continue to support our operational efficiency going forward.
STRATEGY
MAXIMIZE OUR COMMERCIAL STRENGTHS
We offer a full suite of flat steel products encompassing effectively all of our customers' needs. We are a leading supplier to the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought after customer base. As an established and reliable supplier of domestically produced automotive-grade steel, we expect to bolster our position as an industry leader going forward.
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
Our five-year contract to supply semi-finished steel slabs that was initiated in connection with the closing of the acquisition of ArcelorMittal USA concludes in December 2025. This has historically represented approximately 10 percent of our sales volume and has recently become unprofitable as a result of current market conditions. The conclusion of this contract provides a significant opportunity to shift sales and product mix to higher margin business and improve efficiency within our operations.
In recent years, we introduced our MOTOR-MAX® product line of NOES for high frequency motors and generators and our C-STAR™ protection design, which was developed for the purpose of providing EV battery protection for improved safety purposes and can be used in any type of light vehicle. These unique product offerings and customer service capabilities enable us to remain a leading steel supplier to the automotive industry.
SUPPORT DOMESTICALLY PRODUCED AUTOMOTIVE SALES
On March 7, 2025, we announced a "Buy American" incentive program for all of our employees in an effort to support President Trump's long-term vision of bringing manufacturing back to the U.S. Under this program, any Cleveland-Cliffs employee who purchases or leases a new American-built vehicle in 2025 with substantial Cliffs steel content will receive a $1,000 cash bonus in connection with the purchase or lease. As the domestic automotive market has long been undermined by excessive imports, we are proud to play a role in encouraging the purchase of domestically produced vehicles. Since the program's inception, feedback has been extremely positive, and employees have been very enthusiastic about the opportunity to support the sale of domestically produced vehicles.
We continue to work with our automotive partners to ensure the availability of domestically produced, automotive-grade steel. With the recently announced automotive tariffs, we expect to see an increase in demand for domestically produced vehicles, which should result in an increase in production of vehicles in the U.S. As a leading supplier of automotive-grade steel, we expect to benefit from increased production of vehicles in the U.S. over the coming years.
OPTIMIZE OUR FULLY-INTEGRATED STEELMAKING FOOTPRINT
We are a fully-integrated steel enterprise with an expansive footprint providing the opportunity to achieve healthy margins for flat-rolled steel throughout the business cycle. Our focus remains on realizing our inherent cost advantage in flat-rolled steel while continuing to optimize our footprint. The combination of our ferrous raw materials, including iron ore, scrap and HBI, allows us to do so relative to peers who must rely on more unpredictable and unreliable raw material sourcing strategies.
We have ample access to scrap, along with internally sourced iron ore pellets and HBI. Our ability to optimize use of these raw materials in our blast furnaces and BOFs ultimately boosts liquid steel output, reduces coke needs and lowers carbon emissions from our operations.
During 2025, we made the decision to fully or partially idle six of our operations. We made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn Works facility. We also made the decision to idle Conshohocken, Riverdale and Steelton due to underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing Taconite mine in order to consume excess pellet inventory produced in 2024. Our recent changes allow us to streamline our operations and enhance efficiency, with minimal impact to our flat-rolled steel output.
During 2024, we announced our intention to establish a new electrical distribution transformer production plant in Weirton, West Virginia. During the early stages of this project, we realized that the project would require a partner that could supply the technology and licensing required to produce transformers. After careful evaluation, we have decided to no longer deploy capital toward the distribution transformer production plant due to suggested changes in scope from the project partner.
CAPTURE SYNERGIES FROM RECENT ACQUISITIONS
On November 1, 2024, we completed the Stelco Acquisition. The Stelco Acquisition confirms our commitment and leadership in integrated steel production in North America and strengthens our cost position by incorporating one of the lowest cost flat-rolled steelmaking assets in North America within our footprint. The Stelco Acquisition expands our existing presence in Canada and diversifies our customer base in Canada across service centers, construction and other industrial end markets with higher volumes of spot sales. As a result of the Stelco Acquisition, our exposure to the North American spot market has doubled, giving us further insight into spot market dynamics and diversifying our customer base toward spot customers.
We have demonstrated a consistent track record of exceeding our initial synergy estimates associated with value-enhancing transactions through mergers and acquisitions. Significant synergy opportunities from the Stelco Acquisition have been identified, including asset and capital expenditure optimization, procurement savings, selling, general and administrative expenses, duplicative public company costs and other opportunities. With our proven ability to integrate acquired assets and capture synergies, along with our powerful partnership with our union and non-union employees, we are confident in our ability to achieve identified synergies related to the Stelco Acquisition.
ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
We remain committed to operating our business in a more sustainable manner. In May 2024, we announced our commitment to achieve new GHG emissions reduction targets after we successfully achieved our prior commitment set in 2021 to reduce Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emissions by 25% by 2030, relative to 2017 levels, well ahead of our 2030 target year. Our new goals set forth below, relative to 2023 levels, include:
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
We have made significant progress in reducing our emissions on a per ton basis. Since 2020, we have reduced our average Scope 1 and 2 emissions of integrated mills from 1.82 to 1.58 metric tons of CO2e per metric ton of crude steel produced in 2024, which is 27% lower than the global industry average.
MAINTAIN FINANCIAL FLEXIBILITY
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
We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet. We also maintain a long maturity runway with our outstanding debt, with our nearest maturities coming in 2027, have healthy liquidity, and have approximately $3.3 billion of secured debt capacity, which supports our flexibility to navigate varied economic environments for extended periods of time.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results, net of intersegment eliminations, for the three months ended March 31, 2025 and 2024 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

2025	2024	2025	2024	2025	2024	2025	2024

STEEL PRODUCT REVENUE:		GROSS MARGIN %:		ADJUSTED EBITDA %:		AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,056	$4,629	(9)%	5%	(4)%	8%	$980	$1,175
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended March 31,
(In thousands of net tons)	2025	2024	% Change
Steel shipments by product:
Hot-rolled steel	1,693	1,266	34%
Cold-rolled steel	608	663	(8)%
Coated steel	1,123	1,216	(8)%
Stainless and electrical steel	142	145	(2)%
Plate	203	201	1%
Slab and other steel products	371	449	(17)%
Total steel shipments by product	4,140	3,940	5%

	Three Months Ended March 31,
(In millions)	2025	2024	% Change
Steelmaking revenues by market:
Direct automotive	$1,297	$1,617	(20)%
Infrastructure and manufacturing	1,354	1,392	(3)%
Distributors and converters	1,228	1,412	(13)%
Steel producers	588	606	(3)%
Total Steelmaking revenues by market	$4,467	$5,027	(11)%
Revenues decreased by 11% during the three months ended March 31, 2025, as compared to the prior-year period, primarily due to:
•A decrease of $320 million, or 20%, in revenues from the direct automotive market, predominantly due to a decrease in demand; and
•A decrease of $184 million, or 13%, in revenues from the distributors and converters market, predominantly due to a decrease in average selling price; which was partially offset by
•An increase in revenues related to incremental tons sold related to the addition of Stelco.

GROSS MARGIN
Gross margin decreased by $670 million, or 248%, during the three months ended March 31, 2025, as compared to the prior-year period, primarily due to:
•A decrease in average selling price (approximately $500 million impact), predominantly due to lower index prices and a lower direct automotive mix. The average selling price was additionally impacted as a result of incremental hot-rolled steel tons sold related to the addition of Stelco; and
•An increase in idled facilities employment charges of $44 million related to our idling of our Minorca mine and partial idling of our Hibbing Taconite mine.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended March 31, 2025, decreased by $579 million, as compared to the three months ended March 31, 2024, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $126 million and $125 million of Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three months ended March 31, 2025, our consolidated Revenues decreased by $570 million, and our consolidated gross margin decreased by $676 million, as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results.
RESTRUCTURING AND OTHER CHARGES
As a result of the announcement of the indefinite idle of our Weirton tinplate production plant in the first quarter of 2024, we recorded $3 million and $104 million of restructuring and other charges during the three months ended March 31, 2025 and 2024, respectively. These charges primarily related to severance, other employee-related benefits and asset retirement obligation charges.
ASSET IMPAIRMENT
During the three months ended March 31, 2024, we announced the indefinite idle of our Weirton tinplate production plant, resulting in $64 million of asset impairment, which was not repeated during the three months ended March 31, 2025.
MISCELLANEOUS - NET
During the three months ended March 31, 2025, miscellaneous expense decreased by $12 million, as compared to the prior-year period. The decrease in miscellaneous expense is primarily related to decreased expenses associated with our indefinitely idled and closed operations.
LOSS ON EXTINGUISHMENT OF DEBT
During the three months ended March 31, 2024, we used a portion of the net proceeds from the issuance of the 7.000% 2032 Senior Notes to repurchase $640 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes, resulting in a $21 million loss on extinguishment of debt. During the three months ended March 31, 2025, we did not repurchase any outstanding debt. Refer to NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
INTEREST EXPENSE, NET
During the three months ended March 31, 2025, our consolidated Interest expense, net increased by $76 million compared to the three months ended March 31, 2024. This increase is primarily due to an increase in our outstanding borrowings.
INCOME TAXES
Our effective tax rate is impacted by state and foreign income taxes as well as permanent items, such as depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period.
During the three months ended March 31, 2025, our consolidated Income tax benefit increased by $139 million compared to the three months ended March 31, 2024. This increase is primarily due to an increase in Loss before income taxes and the impact of immaterial discrete items relative to those losses.
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

The following table provides a summary of our cash flow:

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$(351)	$142
Investing activities	(145)	(179)
Financing activities	499	(131)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3	$(168)

Free cash flow[1]	$(503)	$(40)

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
During the first quarter of 2025, we issued $850 million aggregate principal amount of our 7.500% 2031 Senior Notes at par. A portion of the net proceeds from the 7.500% 2031 Senior Notes was used for repayment of borrowings under the ABL Facility, with the remainder being utilized for general operational purposes.
Our financial flexibility has allowed us to remain active in our opportunistic pursuit of value-enhancing mergers and acquisitions. We have a track record of demonstrating that we can quickly deleverage our balance sheet following acquisitions, which is our current priority. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet.
CASH FLOWS
OPERATING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Net loss	$(483)	$(53)	$(430)
Non-cash adjustments to net loss	148	412	(264)
Working capital:
Accounts receivable, net	(223)	(27)	(196)
Inventories	182	(8)	190
Income taxes	7	(1)	8
Pension and OPEB payments and contributions	(43)	(32)	(11)
Payables, accrued employment and accrued expenses	57	(170)	227
Other, net	4	21	(17)
Total working capital	(16)	(217)	201
Net cash provided (used) by operating activities	$(351)	$142	$(493)
The variance was primarily driven by:
•A $694 million decrease in net loss after adjustments for non-cash items primarily due to lower gross margins resulting from a decrease in selling prices for our steel products as compared to the first quarter of 2024. See "— Steelmaking Results" above for further detail on our operating results; and
•A $196 million decrease in cash primarily related to increasing average selling prices of our steel products during the first quarter of 2025 as compared to the fourth quarter of 2024 resulting in growing accounts receivable balances; which was partially offset by
•A $190 million increase in cash primarily related to a reduction in iron ore pellet inventories during the first quarter of 2025; and
•A $227 million increase in cash primarily as a result of lower incentive-based compensation paid in the first quarter of 2025, as compared to the first quarter of 2024.

INVESTING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Purchase of property, plant and equipment	$(152)	$(182)	$30
Other investing activities	7	3	4
Net cash used by investing activities	$(145)	$(179)	$34
Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. Our cash used for capital expenditures during the first quarter of 2025 was $30 million less as compared to the prior-year period. Included within cash used for capital expenditures was a nominal amount related to our non-owned SunCoke Middletown VIE for the three months ended March 31, 2025, compared to $4 million for the three months ended March 31, 2024.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $650 million, which primarily consists of sustaining capital spend.
FINANCING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Net proceeds of senior notes	$850	$173	$677
Net borrowings (repayments) under credit facilities	(305)	342	(647)
Repurchase of common shares	—	(608)	608
Other financing activities	(46)	(38)	(8)
Net cash provided (used) by financing activities	$499	$(131)	$630
The variance was primarily driven by:
•The repurchase of 30.4 million common shares for the three months ended March 31, 2024, while no shares were repurchased during the three months ended March 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under the ABL Facility and access to capital markets. Cash and cash equivalents, which totaled $57 million as of March 31, 2025, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility equated to $3.0 billion in liquidity as of March 31, 2025.
On February 6, 2025, we issued $850 million aggregate principal amount of 7.500% Senior Notes due 2031 at par. The net proceeds were used for general corporate purposes, including repayment of borrowings under our ABL Facility. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future. However, our ability in the future to issue additional notes could be limited by market conditions.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion, including a $500 million multicurrency sub-facility, a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. As of March 31, 2025, outstanding letters of credit totaled $55 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of March 31, 2025, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured debt, if we elect to access the debt capital markets. We currently have approximately $3.3 billion of secured debt capacity. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
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
The following table provides a reconciliation of our Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2025	2024
Net loss	$(483)	$(53)
Less:
Interest expense, net	(140)	(64)
Income tax benefit	147	8
Depreciation, depletion and amortization	(282)	(230)
Total EBITDA	(208)	233
Less:
EBITDA of noncontrolling interests[1]	18	21
Weirton indefinite idle[2]	(3)	(177)
Idled facilities employment charges	(41)	—
Changes in fair value of derivatives, net	(9)	—
Amortization of inventory step-up	7	—
Loss on extinguishment of debt	—	(21)
Other, net	(6)	(4)
Total Adjusted EBITDA	$(174)	$414

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	12	14
Depreciation, depletion and amortization	6	7
EBITDA of noncontrolling interests	$18	$21

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Adjusted EBITDA:
Steelmaking	$(184)	$395
Other Businesses	10	17
Intersegment Eliminations	—	2
Total Adjusted EBITDA	$(174)	$414
FREE CASH FLOW
Free cash flow is a non-GAAP measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.

The following table provides a reconciliation of our Net cash provided (used) by operating activities to free cash flow:

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided (used) by operating activities	$(351)	$142
Purchase of property, plant and equipment	(152)	(182)
Free cash flow	$(503)	$(40)
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of March 31, 2025 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes and the 7.375% 2033 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2025. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of March 31, 2025.
As of March 31, 2025, the guarantee of a Guarantor subsidiary with respect to the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes and the 7.375% 2033 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	March 31, 2025	December 31, 2024
Current assets	$6,642	$6,463
Non-current assets	11,769	11,856
Current liabilities	(3,887)	(4,121)
Non-current liabilities	(9,641)	(9,241)

The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Three Months Ended
(In millions)	March 31, 2025
Revenues	$4,176
Cost of goods sold	(4,548)
Net loss	(409)
Net loss attributable to Cliffs shareholders	(409)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	March 31, 2025	December 31, 2024
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$755	$755
Accounts payable	(1,037)	(1,279)

Balances with other related parties:
Accounts receivable, net	$9	$9
Accounts payable	(13)	(20)
Additionally, for the three months ended March 31, 2025, the obligated group had Revenues of $19 million and Cost of goods sold of $17 million, in each case, with other related parties.
MARKET RISKS
We are subject to a variety of risks, including those caused by changes in commodity prices, foreign currency exchange rates, and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.
PRICING RISKS
In the ordinary course of business, we are exposed to price fluctuations in both the production and sale of our products. Price fluctuations related to the production of our products are impacted by market prices for natural gas, electricity, ferrous and stainless steel scrap, metallurgical coal, coke, zinc, chrome, nickel and other alloys. Price fluctuations related to the sale of our products are primarily impacted by market prices for HRC and other related spot indices. Our financial results can vary for our operations as a result of these fluctuations.
Our strategy to address the risk of changes in the prices of both energy and raw materials that are purchased and utilized in our operations includes improving efficiency in energy usage, identifying alternative providers, utilizing the lowest cost alternative fuels and making forward physical purchases.
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

Our strategy to address price fluctuations related to the selling price of our products has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand; however, to an extent, we also utilize sales swaps to manage our exposure to HRC price fluctuations in the average selling price of our products.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of March 31, 2025, due to a 10% and 25% change in the market price of each of the hedge contracts:

Contract Type (In millions)	10% Change	25% Change
Natural gas	$54	$135
Electricity	14	35
HRC	33	83
Any resulting changes in fair value would be recorded as adjustments to AOCI, net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid for the related commodities or the benefit of higher selling prices related to the HRC price, respectively.
VALUATION OF GOODWILL AND OTHER LONG-LIVED ASSETS
GOODWILL
We assign goodwill arising from acquired companies to the reporting units that are expected to benefit from the synergies of the acquisition. Goodwill is tested on a qualitative or quantitative basis for impairment at the reporting unit level on an annual basis (October 1) and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have an unconditional option to bypass the qualitative test for any reporting unit in any period and proceed directly to performing the quantitative test. Should our qualitative test indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative test to determine the amount of impairment, if any, to the carrying value of the reporting unit and its associated goodwill.
Triggering events could include a significant and sustained change in the business climate, including, among other factors, declines in historical or projected revenue, operating income, Adjusted EBITDA or cash flows, and declines in the stock price or market capitalization, considered both in absolute terms and relative to peers, legal factors, competition, or sale or disposition of a significant portion of a reporting unit. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, spending and preferences, and supply chain disruptions. Additionally, to the extent that commodity prices, including the HRC price, coated and other specialty steel prices, international steel prices and scrap metal prices, significantly decline for an extended period, we may have to further revise our operating plans. As a result, testing for potential impairment on our goodwill may be adversely affected by uncertain market conditions for the global steel industry, as well as changes in interest rates, inflation, commodity prices and general economic conditions. Changes in general economic and/or industry specific conditions, such as the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, could further impact our impairment assessments. We do not believe the current challenging macroeconomic and industry conditions, or our depressed market capitalization, have significantly changed our assessment of the fair value of our reporting units.
Application of a goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit, if a quantitative assessment is deemed necessary. The fair value of each reporting unit is estimated using the guideline public company method, the discounted cash flow methodology, or a combination of both, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. Assessing the recoverability of our goodwill requires significant assumptions regarding discount rates, market multiples, the estimated future cash flows and other factors to determine the fair value of a reporting unit, including, among other things, estimates related to forecasts of future revenues, Adjusted EBITDA, capital expenditures and working capital requirements, which are based upon our long-range plan estimates. The assumptions used to calculate the fair value of a reporting unit may change based on operating results, market conditions and other factors. Changes in these assumptions could materially affect the determination of fair value for each reporting unit.
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

For the three months ended March 31, 2025, we concluded that there were no additional triggering events resulting in the need for an impairment assessment.
The triggering events discussed above related to goodwill additionally apply to testing for potential impairment of other long-lived assets, including property, plant and equipment and/or intangible assets.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Canada, which could impact our financial condition. Foreign exchange rate risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Stelco subsidiaries is the Canadian dollar. Specifically, we are primarily exposed to fluctuations in foreign currency rates in relation to an intercompany note with our Stelco subsidiary that is denominated in the Canadian dollar. Changes in the Canadian dollar exchange rate may result in volatility in our financial condition due to the routine remeasurement of this note. As of March 31, 2025, a 1% change in the Canadian dollar foreign currency exchange rate would result in a $9 million change in currency exchange income (expense). Additionally, we engage in routine transactions denominated in foreign currencies, such as the purchases of goods and services. However, the potential impact of these transactions to our financial condition is significantly less than the potential impact of the routine remeasurement of the intercompany note.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of March 31, 2025, we had $1,255 million of outstanding borrowings under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the March 31, 2025 borrowing level would result in a change of $13 million to interest expense on an annual basis.
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
•risks related to U.S. government actions and other countries' reactions with respect to Section 232, the United States-Mexico-Canada Agreement and/or other trade agreements, tariffs, treaties or policies, as well as the uncertainty of obtaining and maintaining effective antidumping and countervailing duty orders to counteract the harmful effects of unfairly traded imports;
•impacts of existing and changing governmental regulation, including actual and potential environmental regulations relating to climate change and carbon emissions, and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorizations of, or from, any governmental or regulatory authority and costs related to implementing improvements to ensure compliance with regulatory changes, including potential financial assurance requirements, and reclamation and remediation obligations;
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
•liabilities and costs arising in connection with any business decisions to temporarily or indefinitely idle or permanently close an operating facility or mine, which could adversely impact the carrying value of associated assets, trigger contractual liabilities or termination costs, and give rise to impairment charges or closure and reclamation obligations, as well as uncertainties associated with restarting any previously idled operating facility or mine;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2024, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
JSW Steel Litigation. As previously disclosed, on June 8, 2021, JSW Steel filed a complaint against Cleveland-Cliffs Inc., AK Steel Holding Corporation (now known as Cleveland-Cliffs Steel Holding Corporation), Nucor Corporation and U. S. Steel in the United States District Court for the Southern District of Texas. JSW Steel alleges that the defendants engaged in a group boycott against JSW Steel in violation of federal and Texas antitrust laws by refusing to sell semi-finished steel slabs to JSW Steel, beginning in 2018 and continuing through the filing of the complaint; civil conspiracy among the defendants; and tortious interference with JSW Steel’s contractual rights and business relations involving its vendors and customers. JSW Steel’s allegations involve the tariffs and quotas imposed on steel imports by the U.S. government under Section 232 beginning in March 2018, which JSW Steel alleges raised the price of imported slabs, and statements made to the U.S. government related to exemption requests submitted by JSW Steel in 2018 and 2021. JSW Steel further claims that this alleged anticompetitive conduct negatively impacted JSW Steel’s costs, production and revenues and prevented it from pursuing expansion plans at its Ohio and Texas facilities that would compete with the defendants. JSW Steel is seeking to hold the defendants jointly and severally liable for treble damages in an amount in excess of $500 million and other relief. On February 17, 2022, the district court granted the defendants' Motions to Dismiss in their entirety and dismissed all of JSW Steel's claims with prejudice. On March 1, 2022, JSW Steel appealed to the United States Court of Appeals for the Fifth Circuit. On March 17, 2025, the Fifth Circuit ruled against JSW Steel and affirmed the district court's judgment dismissing the case with prejudice.
U. S. Steel – Nippon Steel Litigation. As previously disclosed, on January 6, 2025, U. S. Steel, Nippon Steel Corporation and Nippon Steel North America, Inc. (together with Nippon Steel Corporation, "Nippon Steel") filed a complaint in the United States District Court for the Western District of Pennsylvania against Cleveland-Cliffs Inc., Lourenco Goncalves and David McCall, the International President of the USW. The plaintiffs' lawsuit was filed in the immediate aftermath of former President Biden's issuance of an executive order blocking a proposed merger of U. S. Steel and Nippon Steel on national security grounds. The plaintiffs allege that the defendants have entered into an unlawful agreement to oppose the sale of U. S. Steel to any buyer other than Cliffs. The plaintiffs also allege that Cliffs and Mr. Goncalves, with the assistance and support of the USW, have monopolized or attempted to monopolize the markets for NOES, GOES, iron ore pellets and exposed automotive steel in North America in violation of federal antitrust laws. The plaintiffs further allege that the defendants violated and conspired to violate federal anti-racketeering laws by pursuing their alleged scheme to force U. S. Steel into an acquisition by Cliffs and monopolize the aforementioned markets. Finally, the plaintiffs allege that the defendants' speech and actions against U. S. Steel's proposed acquisition by Nippon Steel constitutes tortious interference with existing and prospective business relations. In addition to their claims for monetary relief, which include claims for treble and punitive damages, the plaintiffs have sought a preliminary injunction enjoining the defendants' alleged activities against the plaintiffs' proposed merger. At a hearing held on January 17, 2025, we successfully opposed the plaintiffs' motion to expedite proceedings, and the court entered a schedule for the parties to brief motions to dismiss the four counts in the plaintiffs' complaint that are the subject of the plaintiffs' motion for a preliminary injunction. The defendants moved to dismiss these counts on February 4, 2025, and a hearing on the motions was held on March 12, 2025. On April 9, 2025, the plaintiffs withdrew their request for expedited proceedings. We continue to believe the claims asserted against us are without merit, and we are vigorously defending against them.
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
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
January 1 - 31, 2025	254,691	$9.50	—	$1,375,931,379
February 1 - 28, 2025	312	$10.55	—	$1,375,931,379
March 1 - 31, 2025	77	$11.48	—	$1,375,931,379
Total	255,080	$9.50	—

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

ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1	Indenture, dated as of February 6, 2025, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 7.500% Senior Guaranteed Notes due 2031 (filed herewith).
10.1	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed herewith).
10.2	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed herewith).
10.3	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed herewith).
22	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes and the 7.375% 2033 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of May 8, 2025 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of May 8, 2025 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of May 8, 2025 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of May 8, 2025 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	May 8, 2025