Form 10-Q
period 2025-06-30
CLEVELAND-CLIFFS INC.
filed 2025-07-23
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 494,695,276 as of July 23, 2025.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency, unless otherwise stated.

Abbreviation or acronym	Term
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, which matures the earlier of June 9, 2028, or 91 days prior to the maturity of certain other material debt, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA from noncontrolling interests, idled facilities charges, changes in fair value of derivatives, net, currency exchange, loss on extinguishment of debt, severance, and other, net.
AOCI	Accumulated other comprehensive income (loss)
Arrangement Agreement	Arrangement Agreement, by and between Stelco Holdings Inc., 13421422 Canada Inc. and Cleveland-Cliffs Inc., dated July 14, 2024, in respect of the Stelco Acquisition
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CODM	Chief Operating Decision Maker
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IAM	International Association of Machinists and Aerospace Workers
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
MMBtu	Million British Thermal Units
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OPEB	Other postretirement benefits
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
Stelco	Stelco Holdings Inc., a Canadian corporation, and its consolidated subsidiaries, collectively, unless stated otherwise or the context indicates otherwise, which continues as Stelco Inc. following the amalgamation of Stelco Holdings Inc., Stelco Inc. and 13421422 Canada Inc. effective November 8, 2024
Stelco Acquisition	The acquisition of all of the outstanding common shares of Stelco Holdings Inc. by the Company, as provided for in the Arrangement Agreement
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
UAW	United Auto Workers
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$61	$54
Accounts receivable, net	1,783	1,576
Inventories	4,699	5,094
Other current assets	144	183
Total current assets	6,687	6,907
Non-current assets:
Property, plant and equipment, net	9,620	9,942
Goodwill	1,814	1,768
Intangible assets	1,185	1,170
Pension and OPEB assets	453	427
Other non-current assets	712	733
TOTAL ASSETS	$20,471	$20,947
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,947	$2,008
Accrued employment costs	521	447
Accrued expenses	348	375
Other current liabilities	461	492
Total current liabilities	3,277	3,322
Non-current liabilities:
Long-term debt	7,727	7,065
Pension and OPEB liabilities	693	751
Deferred income taxes	612	858
Asset retirement and environmental obligations	613	601
Other non-current liabilities	1,507	1,453
TOTAL LIABILITIES	14,429	14,050
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2024 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2024 - 531,051,530 shares);
Outstanding - 494,679,326 shares (2024 - 493,948,905 shares)	66	66
Capital in excess of par value of shares	4,768	4,758
Retained earnings	1	979
Cost of 36,372,204 common shares in treasury (2024 - 37,102,625 shares)	(660)	(676)
Accumulated other comprehensive income	1,644	1,537
Total Cliffs shareholders' equity	5,819	6,664
Noncontrolling interests	223	233
TOTAL EQUITY	6,042	6,897
TOTAL LIABILITIES AND EQUITY	$20,471	$20,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenues	$4,934	$5,092	$9,563	$10,291
Operating costs:
Cost of goods sold	(5,143)	(4,930)	(10,163)	(9,844)
Selling, general and administrative expenses	(137)	(103)	(270)	(235)
Restructuring and other charges	(86)	(25)	(89)	(129)
Asset impairment	(39)	(15)	(39)	(79)
Miscellaneous – net	(27)	(13)	(38)	(36)
Total operating costs	(5,432)	(5,086)	(10,599)	(10,323)
Operating income (loss)	(498)	6	(1,036)	(32)
Other income (expense):
Interest expense, net	(149)	(69)	(289)	(133)
Loss on extinguishment of debt	—	(6)	—	(27)
Net periodic benefit credits other than service cost component	43	62	100	122
Other non-operating income (expense)	(14)	1	(23)	3
Total other expense	(120)	(12)	(212)	(35)
Loss before income taxes	(618)	(6)	(1,248)	(67)
Income tax benefit	148	15	295	23
Net income (loss)	(470)	9	(953)	(44)
Net income attributable to noncontrolling interests	(13)	(7)	(25)	(21)
Net income (loss) attributable to Cliffs shareholders	$(483)	$2	$(978)	$(65)

Earnings (loss) per common share attributable to Cliffs shareholders:
Basic	$(0.97)	$0.00	$(1.97)	$(0.13)
Diluted	$(0.97)	$0.00	$(1.97)	$(0.13)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(470)	$9	$(953)	$(44)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(25)	(29)	(52)	(57)
Changes in derivative financial instruments, net of tax	(45)	47	56	67
Changes in foreign currency translation, net of tax	102	—	103	(1)
Total other comprehensive income	32	18	107	9
Comprehensive income (loss)	(438)	27	(846)	(35)
Comprehensive income attributable to noncontrolling interests	(13)	(7)	(25)	(21)
Comprehensive income (loss) attributable to Cliffs shareholders	$(451)	$20	$(871)	$(56)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Six Months Ended June 30,
(In millions)	2025	2024
OPERATING ACTIVITIES
Net loss	$(953)	$(44)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	675	458
Pension and OPEB credits	(82)	(104)
Deferred income taxes	(301)	(21)
Restructuring and other charges	89	129
Asset impairments	39	79
Other	63	95
Changes in operating assets and liabilities:
Accounts receivable, net	(199)	67
Inventories	396	227
Income taxes	10	(12)
Pension and OPEB payments and contributions	(73)	(62)
Payables, accrued employment and accrued expenses	(3)	(176)
Other, net	33	25
Net cash provided (used) by operating activities	(306)	661
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(264)	(339)
Other investing activities	8	8
Net cash used by investing activities	(256)	(331)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	850	825
Repayments of senior notes	—	(845)
Repurchase of common shares	—	(733)
Borrowings (repayments) under credit facilities, net	(183)	370
Debt issuance costs	(14)	(13)
Other financing activities	(86)	(22)
Net cash provided (used) by financing activities	567	(418)
Net increase (decrease) in cash and cash equivalents	5	(88)

Cash, cash equivalents, and restricted cash at beginning of period	60	198
Effect of exchange rate changes on cash	3	—
Cash, cash equivalents, and restricted cash at end of period	68	110

Restricted cash	(7)	—

Cash and cash equivalents at end of period	$61	$110
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2024	493.9	$66	$4,758	$979	$(676)	$1,537	$233	$6,897
Comprehensive income (loss)	—	—	—	(495)	—	75	12	(408)
Stock and other incentive plans	0.6	—	(2)	—	12	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	494.5	$66	$4,756	$484	$(664)	$1,612	$230	$6,484
Comprehensive income (loss)	—	—	—	(483)	—	32	13	(438)
Stock and other incentive plans	0.2	—	12	—	4	—	—	16
Net distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
June 30, 2025	494.7	$66	$4,768	$1	$(660)	$1,644	$223	$6,042

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2023	504.9	$66	$4,861	$1,733	$(430)	$1,657	$235	$8,122
Comprehensive income (loss)	—	—	—	(67)	—	(9)	14	(62)
Common stock repurchases, net of excise tax	(30.4)	—	—	—	(615)	—	—	(615)
Stock and other incentive plans	1.0	—	(10)	—	15	—	—	5
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2024	475.5	$66	$4,851	$1,666	$(1,030)	$1,648	$241	$7,442
Comprehensive income	—	—	—	2	—	18	7	27
Common stock repurchases, net of excise tax	(7.5)	—	—	—	(125)	—	—	(125)
Stock and other incentive plans	—	—	13	—	1	—	—	14
Net contributions to noncontrolling interests	—	—	—	—	—	—	14	14
June 30, 2024	468.0	$66	$4,864	$1,668	$(1,154)	$1,666	$262	$7,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
NATURE OF BUSINESS
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling and tubing. Headquartered in Cleveland, Ohio, we employ approximately 30,000 people across our operations in the United States and Canada. More than 90% of our hourly workforce is represented by three prominent unions – USW, UAW and IAM.
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
Our investment in affiliates of $132 million and $131 million as of June 30, 2025 and December 31, 2024, respectively, was classified in Other non-current assets.
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
LEGISLATION
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. The One Big Beautiful Bill Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. We are currently assessing its impact on our consolidated financial statements.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	June 30, 2025	December 31, 2024
Product inventories
Finished and semi-finished goods	$2,319	$2,393
Raw materials	1,882	2,208
Total product inventories	4,201	4,601
Manufacturing supplies and critical spares	498	493
Inventories	$4,699	$5,094
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of June 30, 2025 and December 31, 2024, we had $22 million and $29 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of June 30, 2025 and December 31, 2024, we had $82 million and $76 million, respectively, classified as Accounts payable.
INDEFINITELY IDLED FACILITIES CHARGES
The following table represents a reconciliation of our accrued liabilities related to the discontinuation of certain product lines resulting from the indefinite idling of our Steelton rail production facility and Weirton tinplate production facility:

(In millions)	Employee-Related Costs	Exit Costs	Asset Impairment	Total
Balance as of December 31, 2024	$56	$15	$—	$71
Costs incurred[1]	—	3	—	3
Cash payments	(8)	(9)	—	(17)
Balance as of March 31, 2025	$48	$9	$—	$57
Costs incurred[2]	70	26	39	135
Cash payments	(7)	(22)	—	(29)
Non-cash	—	—	(39)	(39)
Balance as of June 30, 2025	$111	$13	$—	$124

[1] All $3 million of cost incurred was recorded in Restructuring and other charges.
2 Of the $135 million of cost incurred, $86 million was recorded in Restructuring and other charges, $39 million was recorded in Asset impairments, and $10 million was recorded in Net periodic benefit credits other than service cost component.

CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Capital additions	$281	$346
Less:
Non-cash accruals	(53)	(47)
Equipment financed with seller	28	—
Right-of-use assets - finance leases	42	54
Cash paid for capital expenditures including deposits	$264	$339
Cash payments (receipts) for income taxes and interest are as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Income taxes paid	$4	$10
Income tax refunds	(11)	(4)
Interest paid on debt obligations net of capitalized interest[1]	210	134

[1] Capitalized interest was $8 million for each of the six months ended June 30, 2025 and 2024.
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
The preliminary purchase price allocation to assets acquired and liabilities assumed in the Stelco Acquisition was:

(In millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$341	$—	$341
Accounts receivable	104	—	104
Inventories	726	(11)	715
Other current assets	107	(1)	106
Property, plant and equipment	1,286	(4)	1,282
Intangible assets	1,025	—	1,025
Other non-current assets	250	(1)	249
Accounts payable	(212)	—	(212)
Accrued employment costs	(29)	—	(29)
Accrued expenses	(6)	(1)	(7)
Other current liabilities	(71)	—	(71)
Pension and OPEB liability, non-current	(14)	—	(14)
Deferred income taxes	(449)	10	(439)
Asset retirement and environmental obligations	(20)	—	(20)
Other non-current liabilities	(616)	5	(611)
Net identifiable assets acquired	2,422	(3)	2,419
Goodwill	786	3	789
Total net assets acquired	$3,208	$—	$3,208
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

PRO FORMA RESULTS
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, Business Combinations, as if Stelco had been acquired as of January 1, 2023:

(In millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$5,615	$11,367
Net income (loss) attributable to Cliffs shareholders	30	(63)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the Stelco Acquisition occurred on January 1, 2023. There were no significant non-recurring pro forma adjustments included in the pro forma results for the three and six months ended June 30, 2024.
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
The following table represents our Revenues by market:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Steelmaking
Automotive	$1,249	$1,460	$2,546	$3,077
Infrastructure and manufacturing	1,489	1,421	2,843	2,813
Distributors and converters	1,433	1,402	2,661	2,814
Other	600	632	1,188	1,238
Total Steelmaking	4,771	4,915	9,238	9,942
Other Businesses
Automotive	129	148	259	288
Infrastructure and manufacturing	14	10	24	20
Distributors and converters	20	19	42	41
Total Other Businesses	163	177	325	349
Total revenues	$4,934	$5,092	$9,563	$10,291

The following tables represent our Revenues by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Steelmaking
Hot-rolled steel	$1,332	$1,115	$2,498	$2,243
Cold-rolled steel	645	711	1,236	1,460
Coated steel	1,392	1,546	2,753	3,169
Stainless and electrical steel	434	480	878	941
Plate steel	275	317	522	650
Other steel products	276	318	523	653
Other	417	428	828	826
Total Steelmaking	4,771	4,915	9,238	9,942
Other Businesses
Other	163	177	325	349
Total revenues	$4,934	$5,092	$9,563	$10,291
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
Our CODM, Lourenco Goncalves, Chairman, President and Chief Executive Officer, evaluates performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business without the impact of capital structure and can be used to assess our ability to service debt and fund future capital expenditures in the business.

The following tables provide our results by segment as well as a reconciliation from consolidated Adjusted EBITDA to our consolidated Net income (loss):

	Three Months Ended June 30, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,808	$163	$(37)	$4,934
Cost of goods sold	(5,031)	(147)	35	(5,143)
Selling, general and administrative expenses	(130)	(7)	—	(137)
Net periodic benefit credits other than service cost component	43	—	—	43
Excluding depreciation, depletion and amortization	386	7	—	393
Other segment items[1]	7	—	—	7
Total Adjusted EBITDA	$83	$16	$(2)	$97

Interest expense, net				(149)
Income tax benefit				148
Depreciation, depletion and amortization				(393)
EBITDA from noncontrolling interests[2]				20
Idled facilities charges				(204)
Changes in fair value of derivatives, net				(15)
Currency exchange				48
Severance				(19)
Other, net				(3)
Net loss				$(470)

Capital Additions	$150	$2	$—	$152

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests from Adjusted EBITDA and certain idled facilities charges and the inclusion of items within Miscellaneous – net and Other non-operating income (expense).

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $13 million and the exclusion of depreciation, depletion, and amortization of $7 million.

	Three Months Ended June 30, 2024
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,937	$177	$(22)	$5,092
Cost of goods sold	(4,791)	(160)	21	(4,930)
Selling, general and administrative expenses	(96)	(7)	—	(103)
Net periodic benefit credits other than service cost component	62	—	—	62
Excluding depreciation, depletion and amortization	219	9	—	228
Other segment items[1]	(25)	(1)	—	(26)
Total Adjusted EBITDA	$306	$18	$(1)	$323

Interest expense, net				(69)
Income tax benefit				15
Depreciation, depletion and amortization				(228)
EBITDA from noncontrolling interests[2]				15
Idled facilities charges				(40)
Loss on extinguishment of debt				(6)
Severance				(1)
Net income				$9

Capital Additions	$187	$2	$—	$189

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests from Adjusted EBITDA and the inclusion of items within Miscellaneous – net and Other non-operating income (loss).

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $7 million and the exclusion of depreciation, depletion, and amortization of $8 million.

	Six Months Ended June 30, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$9,303	$325	$(65)	$9,563
Cost of goods sold	(9,926)	(300)	63	(10,163)
Selling, general and administrative expenses	(256)	(14)	—	(270)
Net periodic benefit credits other than service cost component	100	—	—	100
Excluding depreciation, depletion and amortization	660	15	—	675
Other segment items[1]	18	—	—	18
Total Adjusted EBITDA	$(101)	$26	$(2)	$(77)

Interest expense, net				(289)
Income tax benefit				295
Depreciation, depletion and amortization				(675)
EBITDA from noncontrolling interests[2]				38
Idled facilities charges				(248)
Changes in fair value of derivatives, net				(24)
Currency exchange				46
Severance				(20)
Other, net				1
Net loss				$(953)

Capital Additions	$273	$8	$—	$281

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests from Adjusted EBITDA and certain idled facilities charges and the inclusion of items within Miscellaneous – net and Other non-operating income (expense).

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $25 million and the exclusion of depreciation, depletion, and amortization of $13 million.

	Six Months Ended June 30, 2024
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$9,990	$349	$(48)	$10,291
Cost of goods sold	(9,576)	(317)	49	(9,844)
Selling, general and administrative expenses	(221)	(14)	—	(235)
Net periodic benefit credits other than service cost component	122	—	—	122
Excluding depreciation, depletion and amortization	441	17	—	458
Other segment items[1]	(55)	—	—	(55)
Total Adjusted EBITDA	$701	$35	$1	$737

Interest expense, net				(133)
Income tax benefit				23
Depreciation, depletion and amortization				(458)
EBITDA from noncontrolling interests[2]				36
Idled facilities charges				(217)
Loss on extinguishment of debt				(27)
Severance				(3)
Other, net				(2)
Net loss				$(44)

Capital Additions	$343	$3	$—	$346

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests from Adjusted EBITDA and the inclusion of items within Miscellaneous – net and Other non-operating income (loss).

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $21 million and the exclusion of depreciation, depletion, and amortization of $15 million.
The following summarizes our assets by segment:

(In millions)	June 30, 2025	December 31, 2024
Assets:
Steelmaking	$19,848	$20,327
Other Businesses	623	620
Total segment assets	$20,471	$20,947
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	June 30, 2025	December 31, 2024
Land, land improvements and mineral rights	$1,457	$1,451
Buildings	1,114	1,104
Equipment	11,319	11,119
Other	358	349
Construction in progress	751	728
Total property, plant and equipment[1]	14,999	14,751
Allowance for depreciation and depletion	(5,379)	(4,809)
Property, plant and equipment, net	$9,620	$9,942

[1] Includes right-of-use assets related to finance leases of $547 million and $505 million as of June 30, 2025 and December 31, 2024, respectively.
We recorded depreciation and depletion expense of $374 million and $638 million for the three and six months ended June 30, 2025, respectively, and $227 million and $454 million for the three and six months ended June 30, 2024, respectively.

During the second quarter of 2025, the decision to indefinitely idle our Steelton, Conshohocken, and Riverdale facilities occurred. This resulted in a $39 million Asset impairment to Property, plant and equipment, net and accelerated depreciation of $119 million for both the three and six months ended June 30, 2025, included within depreciation and depletion expense.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	June 30, 2025	December 31, 2024
Steelmaking	$1,765	$1,719
Other Businesses	49	49
Total	$1,814	$1,768
The increase of $46 million in the balance of Goodwill in our Steelmaking segment as of June 30, 2025, compared to December 31, 2024, is primarily due to fluctuation in foreign currency exchange rates. Additionally, to a lesser extent, the change is attributable to an increase in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the Stelco Acquisition. Refer to NOTE 3 - ACQUISITIONS for further details.
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	June 30, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$1,067	$(69)	$998	$1,015	$(34)	$981
Developed technology	60	(19)	41	60	(17)	43
Trade names and trademarks	91	(11)	80	87	(8)	79
Mining permits	72	(29)	43	72	(29)	43
Supplier relationships	29	(6)	23	29	(5)	24
Total intangible assets	$1,319	$(134)	$1,185	$1,263	$(93)	$1,170
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$33	$(38)	$(71)	$30	$(41)

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
Amortization expense related to Intangible assets was $21 million and $3 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to Intangible assets was $40 million and $7 million for the six months ended June 30, 2025 and 2024, respectively. Estimated future amortization expense is $42 million for the remainder of 2025 and $83 million annually for the years 2026 through 2030. Additionally, customer relationships and trade names and trademarks intangibles are impacted by period over period fluctuations in foreign currency exchange rates.
Income from amortization related to the intangible liabilities was $2 million for both the three months ended June 30, 2025 and 2024. Income from amortization related to the intangible liabilities was $3 million for both the six months ended June 30, 2025 and 2024. Estimated future income from amortization is $2 million for the remainder of 2025 and $5 million annually for the years 2026 through 2030.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	June 30, 2025	December 31, 2024
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	$73	$73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.875% 2029 Senior Notes	Cliffs	6.875%	900	900
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.500% 2031 Senior Notes	Cliffs	7.500%	850	—
7.000% 2032 Senior Notes	Cliffs	7.054%	1,425	1,425
7.375% 2033 Senior Notes	Cliffs	7.375%	900	900
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	1,377	1,560
Total principal amount			7,815	7,148
Unamortized discounts and issuance costs			(88)	(83)
Total long-term debt			$7,727	$7,065

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 6.17% as of June 30, 2025.
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

ABL FACILITY
As of June 30, 2025, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	June 30, 2025
Available borrowing base on ABL Facility[1]	$4,058
Borrowings	(1,377)
Letter of credit obligations[2]	(63)
Borrowing capacity available	$2,618

1 As of June 30, 2025, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at June 30, 2025 (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$—	$—	$685	$1,377	$1,268	$4,485	$7,815
NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Service cost	$7	$7	$14	$14
Interest cost	52	54	105	109
Expected return on plan assets	(80)	(80)	(159)	(160)
Amortization:
Prior service costs	5	4	9	8
Net actuarial gain	(2)	—	(4)	—
Net periodic benefit credits	$(18)	$(15)	$(35)	$(29)
OPEB COSTS (CREDITS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Service cost	$2	$2	$4	$4
Interest cost	15	13	29	25
Expected return on plan assets	(10)	(10)	(21)	(21)
Termination benefits[1]	15	—	15	2
Amortization:
Prior service credits	(4)	(4)	(7)	(8)
Net actuarial gain	(34)	(39)	(67)	(77)
Net periodic benefit credits	$(16)	$(38)	$(47)	$(75)

[1] The termination benefits relate to the decision to indefinitely idle our Conshohocken, Riverdale and Steelton facilities in the second quarter of 2025 and the indefinite idle of our Weirton tinplate production facility in the first quarter of 2024.

Based on funding requirements, we made $14 million and $29 million of defined benefit pension contributions for the three and six months ended June 30, 2025, respectively. Based on funding requirements, we made $16 million of defined benefit pension contributions for both the three and six months ended June 30, 2024. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for any of the three and six months ended June 30, 2025 and 2024.
NOTE 10 - INCOME TAXES
Our income tax benefit for the three and six months ended June 30, 2025 is $148 million and $295 million, respectively, compared to income tax benefit of $15 million and $23 million, respectively, for the three and six months ended June 30, 2024, primarily due to an increase in Loss before income taxes and the impact of immaterial discrete items relative to those losses.
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
The following is a summary of our asset retirement obligations:

(In millions)	June 30, 2025	December 31, 2024
Asset retirement obligations[1]	$534	$526
Less: current portion	21	25
Long-term asset retirement obligations	$513	$501

[1] Includes $308 million and $302 million related to our active operations as of June 30, 2025 and December 31, 2024, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2025	2024
Asset retirement obligations as of January 1	$526	$459
Accretion expense	15	11
Revision in estimated cash flows	5	50
Remediation payments	(12)	(14)
Asset retirement obligations as of June 30	$534	$506
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
The following is a summary of our environmental obligations:

(In millions)	June 30, 2025	December 31, 2024
Environmental obligations	$112	$114
Less: current portion	12	14
Long-term environmental obligations	$100	$100

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
A summary of the carrying value and fair value of other financial instruments were as follows:

		June 30, 2025		December 31, 2024
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$6,350	$6,095	$5,505	$5,496
ABL Facility - outstanding balance	Level 2	1,377	1,377	1,560	1,560
Total		$7,727	$7,472	$7,065	$7,056
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
The following table summarizes the changes in fair value of the employee benefit commitment:

(In millions)	2025
Beginning balance as of January 1	$(188)
Change in fair value	(5)
Payments	11
Foreign currency translation	(11)
Ending balance as of June 30	$(193)
MINNTAC OPTION
Stelco is party to an option to purchase a 25% ownership interest in the MinnTac iron ore mine and related infrastructure located in Mt. Iron, Minnesota from U. S. Steel for $500 million. This option is exercisable by Stelco at any time until January 31, 2027. This option is recorded as a derivative instrument at fair value on a recurring basis and included within Other non-current assets on the Statements of Consolidated Financial Position. Any gain or loss recorded in relation to the fair value of this option is presented within Other non-operating income (expense). The fair value of the derivative asset is estimated using the Black-Scholes option pricing model, which incorporates observable or unobservable inputs for risk-free interest rates, foreign exchange rates, commodity prices, discount rates, corresponding market volatility levels and other market-based pricing factors. This option is classified as a Level 3 derivative asset within the fair value hierarchy.
The following table summarizes the changes in fair value of the MinnTac option:

(In millions)	2025
Beginning balance as of January 1	$95
Change in fair value	(24)
Foreign currency translation	5
Ending balance as of June 30	$76
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
The following table presents the notional amount of our outstanding hedge contracts:

				Notional Amount
Hedge Contract Type	Classification	Unit of Measure	Maturity Dates	June 30, 2025	December 31, 2024
Natural Gas	Commodity purchase swaps	MMBtu	July 2025 - May 2028	112,900,000	143,250,000
Electricity	Commodity purchase swaps	Megawatt hours	July 2025 - July 2028	2,583,822	3,224,227
HRC	Sales swaps	Net tons	July 2025 - August 2025	91,800	—
At June 30, 2025, we estimate $11 million of net losses related to our commodity purchase swaps and $7 million of net losses related to our sales swaps will be reclassified from Accumulated other comprehensive income into Cost of goods sold and Revenues, respectively, during the next 12 months. These estimates are based on June 30, 2025 fair values, some of which will change before their actual reclassification into Cost of goods sold and Revenues.
The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	June 30, 2025	December 31, 2024
Other current assets	$17	$5
Other non-current assets	19	9
Other current liabilities	(14)	(41)
Other non-current liabilities	—	(6)
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
During the three and six months ended June 30, 2025, we did not repurchase any common shares. During the three and six months ended June 30, 2024, we repurchased 7.5 million and 37.9 million common shares, respectively, at an aggregate cost of $124 million and $733 million, respectively, excluding any excise tax due under the Inflation Reduction Act of 2022. As of June 30, 2025, there was $1.4 billion remaining authorization under our active share repurchase program.
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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Foreign Currency Translation
Beginning balance	$(69)	$(1)	$(70)	$—
Other comprehensive income (loss) before reclassifications	108	—	109	(1)
Income tax	(6)	—	(6)	—
Other comprehensive income (loss) before reclassifications, net of tax	102	—	103	(1)
Ending balance	$33	$(1)	$33	$(1)

Derivative Instruments
Beginning balance	$48	$(150)	$(53)	$(170)
Other comprehensive income (loss) before reclassifications	(93)	2	8	(31)
Income tax	22	—	(2)	8
Other comprehensive income (loss) before reclassifications, net of tax	(71)	2	6	(23)
Losses (gains) reclassified from AOCI to net income (loss)[1]	34	61	66	120
Income tax expense (benefit)[2]	(8)	(16)	(16)	(30)
Net losses (gains) reclassified from AOCI to net income (loss)	26	45	50	90
Ending balance	$3	$(103)	$3	$(103)

Pension and OPEB
Beginning balance	$1,633	$1,799	$1,660	$1,827
Gains reclassified from AOCI to net income (loss)[3]	(34)	(39)	(69)	(77)
Income tax expense[2]	9	10	17	20
Net gains reclassified from AOCI to net income (loss)	(25)	(29)	(52)	(57)
Ending balance	$1,608	$1,770	$1,608	$1,770

Total AOCI Ending Balance	$1,644	$1,666	$1,644	$1,666

[1] Amounts recognized in Revenues and Cost of goods sold for sales swaps and commodity purchase swaps, respectively, within the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Income tax benefit in the Statements of Unaudited Condensed Consolidated Operations.
[3] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 16 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $14 million and $29 million for the three and six months ended June 30, 2025, respectively, compared to $9 million and $24 million for the three and six months ended June 30, 2024, respectively, that was included in our consolidated Loss before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of a nominal amount for each of the three and six months ended June 30, 2025, compared to $8 million and $12 million for the three and six months ended June 30, 2024, respectively, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	June 30, 2025	December 31, 2024
Inventories	$32	$27
Property, plant and equipment, net	279	288
Accounts payable	(18)	(19)
Other assets (liabilities), net	(53)	(47)
Noncontrolling interests	(240)	(249)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income (loss)	$(470)	$9	$(953)	$(44)
Net income attributable to noncontrolling interests	(13)	(7)	(25)	(21)
Net income (loss) attributable to Cliffs shareholders	$(483)	$2	$(978)	$(65)

Weighted average number of shares:
Basic	495	473	495	483
Employee stock plans[1]	—	1	—	—
Diluted	495	474	495	483

Earnings (loss) per common share attributable to Cliffs shareholders:
Basic	$(0.97)	$0.00	$(1.97)	$(0.13)
Diluted	$(0.97)	$0.00	$(1.97)	$(0.13)

[1] For the three and six months ended June 30, 2025, 4 million and 2 million potentially dilutive shares, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2024, 2 million potentially dilutive shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of June 30, 2025, we had $268 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of June 30, 2025, we had $63 million of outstanding letters of credit issued under our ABL Facility.
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
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three and six months ended June 30, 2025 and 2024 (in millions, except for diluted EPS):

Total Revenue	Net Income (loss)	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net income (loss) to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
We continued to navigate volatile but improving market conditions throughout the second quarter of 2025. Steel market conditions in the second quarter of 2025 benefited from higher HRC pricing and lower import levels, but demand remained impacted by weak light vehicle production and inconsistent buying behavior from customers. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $910 per net ton during the second quarter of 2025, 16% higher than the second quarter of 2024. Finished steel import levels declined in the second quarter of 2025 after being elevated in early 2025 in anticipation of the recently implemented steel tariffs, which helped support domestic steel pricing. Looking forward, we expect domestic steel demand to grow, as recently implemented steel and automotive tariffs support demand for domestically produced steel, other end-user demand improves, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized. Steel and light vehicles remain at the top of the Trump administration's trade agenda, and we are at the intersection of both of these industries.
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

These operational changes allow us to streamline our operations and enhance efficiency, with minimal expected impact to our flat-rolled steel output.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. North American light vehicle production in the second quarter of 2025 was approximately 4.0 million units, down from approximately 4.1 million units in the second quarter of 2024. During the second quarter of 2025, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 16.1 million units sold, representing a 3% increase compared to the second quarter of 2024. The seasonally adjusted annualized rate reached 17.3 million units sold during the second quarter of 2025, indicating healthy consumer demand. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.8 years, surpassing the previous record set in 2024, which should support demand as older vehicles need to be replaced. Furthermore, we expect the recently implemented 25% tariff on imports of automobiles and certain automobile parts to lead to increased demand for domestically produced vehicles that consume domestically made steel. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from healthier domestic vehicle production over the coming years as we continue to be an established and reliable supplier.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $466 per long ton during the second quarter of 2025, representing a 9% increase compared to the second quarter of 2024. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers as they improve their production efficiency, the growth of EAF capacity in the U.S., reduced metallics imports due to recently announced tariffs on all Brazilian imports, potential for higher prices as a result of tariffs, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
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
Our ability to source our primary feedstock domestically, and primarily internally, is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The ongoing conflict between Russia and Ukraine, along with recently announced tariffs impacting Brazilian pig iron, and the Trump administration's focus on U.S. manufactured products, has displayed the importance of our North American-centric footprint, as our competitors primarily operating EAF facilities rely on imported pig iron, mostly from Brazil, to produce flat-rolled steel, the supply of which is expected to be disrupted. Additionally, the outcome of ongoing trade discussions could result in additional tariffs on imported pig iron and other raw materials that could further elevate the cost structure for our competitors who import raw materials. The best example is our legacy business of producing iron ore pellets. By internally sourcing the vast majority of our iron ore pellet requirements, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
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
We are the first and the only producer of HBI in the Great Lakes region. From our Toledo, Ohio facility, we produce a high-quality, low-cost and low-carbon intensive HBI product that can be used in our blast furnaces as a productivity enhancer, or in our BOFs and EAFs as a premium scrap alternative. We use HBI to stretch our hot metal production, lowering carbon intensity and reliance on coke. With increasing tightness in the scrap and metallics markets combined with our own internal needs, we expect our Toledo direct reduction plant to continue to support our operational efficiency going forward. The unique value of our HBI facility is even more evident as recent trade discussions could result in tariffs on pig iron or other imported raw materials for competitors who rely on international suppliers.
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
SUPPORT DOMESTICALLY PRODUCED AUTOMOTIVE SALES
On March 7, 2025, we announced a "Buy American" incentive program for all of our employees in an effort to support President Trump's long-term vision of bringing manufacturing back to the U.S. Under this program, any Cliffs employee who purchases or leases a new American-built vehicle in 2025 with substantial Cliffs steel content will receive a $1,000 cash bonus in connection with the purchase or lease. As the domestic automotive market has long been undermined by excessive imports, we are proud to play a role in encouraging the purchase of domestically produced vehicles. Since the program's inception, feedback has been extremely positive, and employees have been very enthusiastic about the opportunity to support the sale of domestically produced vehicles.
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
During the second quarter of 2025, we announced the commissioning of our new state-of-the-art vertical stainless bright anneal line at our Coshocton Works facility in Coshocton, Ohio. The $150 million capital investment will supply premium stainless steel for high-end automotive and critical appliance applications. The new annealing line uses a 100% hydrogen atmosphere, replacing the conventional acid-based processing, and includes a hydrogen recovery unit to recycle hydrogen and use a 50/50 mix of new and used hydrogen in the process. This new line is expected to improve efficiency and the quality of our products at Coshocton Works.
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
We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet. We also maintain a long maturity runway with our outstanding debt, with our nearest maturities coming in 2027, have healthy liquidity, and have approximately $3.2 billion of secured debt capacity, which supports our flexibility to navigate varied economic environments for extended periods of time.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results, net of intersegment eliminations, for the three and six months ended June 30, 2025 and 2024 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q2 2025	Q2 2024	YTD 2025	YTD 2024	Q2 2025	Q2 2024	YTD 2025	YTD 2024	Q2 2025	Q2 2024	YTD 2025	YTD 2024	Q2 2025	Q2 2024	YTD 2025	YTD 2024

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,354	$4,487	$8,410	$9,116	(5)%	3%	(7)%	4%	2%	6%	(1)%	7%	$1,015	$1,125	$998	$1,150
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands of net tons)	2025	2024	% Change	2025	2024	% Change
Steel shipments by product:
Hot-rolled steel	1,727	1,393	24%	3,420	2,659	29%
Cold-rolled steel	627	632	(1)%	1,235	1,295	(5)%
Coated steel	1,142	1,171	(2)%	2,265	2,387	(5)%
Stainless and electrical steel	135	151	(11)%	277	296	(6)%
Plate	217	207	5%	420	408	3%
Slab and other steel products	442	435	2%	813	884	(8)%
Total steel shipments by product	4,290	3,989	8%	8,430	7,929	6%

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Steelmaking revenues by market:
Direct automotive	$1,249	$1,460	(14)%	$2,546	$3,077	(17)%
Infrastructure and manufacturing	1,489	1,421	5%	2,843	2,813	1%
Distributors and converters	1,433	1,402	2%	2,661	2,814	(5)%
Steel producers	600	632	(5)%	1,188	1,238	(4)%
Total Steelmaking revenues by market	$4,771	$4,915	(3)%	$9,238	$9,942	(7)%
Revenues decreased by 3% during the three months ended June 30, 2025, as compared to the prior-year period, primarily due to:
•A decrease of $211 million, or 14%, in revenues from the direct automotive market, predominantly due to a decrease in demand; which was partially offset by
•An increase in revenues related to incremental tons sold related to the addition of Stelco.
Revenues decreased by 7% during the six months ended June 30, 2025, as compared to the prior-year period, primarily due to:
•A decrease of $531 million, or 17%, in revenues from the direct automotive market, predominantly due to a decrease in demand; and
•A decrease of $153 million, or 5%, in revenues from the distributors and converters market, predominantly due to a decrease in average selling price; which was partially offset by

•An increase in revenues related to incremental tons sold related to the addition of Stelco.
GROSS MARGIN
Gross margin decreased by $370 million during the three months ended June 30, 2025, as compared to the prior-year period, primarily due to:
•A decrease in average selling price (approximately $200 million impact), predominantly due to lower direct automotive mix. The average selling price was additionally impacted as a result of incremental hot-rolled steel tons sold related to the addition of Stelco; and
•An increase in depreciation expense of approximately $120 million as a result of the indefinite idling of our Conshohocken and Riverdale facilities.
Gross margin decreased by $1,040 million during the six months ended June 30, 2025, as compared to the prior-year period, primarily due to:
•A decrease in average selling price (approximately $700 million impact), predominantly due to lower direct automotive mix and lower index prices. The average selling price was additionally impacted as a result of incremental hot-rolled steel tons sold related to the addition of Stelco;
•An increase in depreciation expense of approximately $120 million as a result of the indefinite idling of our Conshohocken and Riverdale facilities; and
•An increase in idled facilities charges of approximately $60 million as a result of the operational adjustments related to our Hibbing, Minorca and Dearborn facilities.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended June 30, 2025, decreased by $225 million, as compared to the three months ended June 30, 2024, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $130 million and $96 million of Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively.
Adjusted EBITDA from our Steelmaking segment for the six months ended June 30, 2025, decreased by $804 million, as compared to the six months ended June 30, 2024, primarily due to the decreased gross margin from our operations. Additionally, our Steelmaking Adjusted EBITDA included $256 million and $221 million of Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and six months ended June 30, 2025, our consolidated Revenues decreased by $158 million and $728 million, respectively, and our consolidated gross margin decreased by $371 million and $1,047 million, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
RESTRUCTURING AND OTHER CHARGES AND ASSET IMPAIRMENT
As a result of the announcements to indefinitely idle two of our non-core Steelmaking assets, we recorded both Restructuring and other charges and Asset impairment. The indefinite idling of our Steelton rail production facility occurred in the second quarter of 2025, while the idling of our Weirton tinplate production facility was announced in the first quarter of 2024.
In connection with these decisions, we recorded $86 million and $89 million of Restructuring and other charges during the three and six months ended June 30, 2025, respectively, and $25 million and $129 million for the three and six months ended June 30, 2024, respectively. Additionally, Asset impairment of $39 million was recorded for both the three and six months ended June 30, 2025, and $15 million and $79 million for the three and six months ended June 30, 2024, respectively.
MISCELLANEOUS - NET
During the three and six months ended June 30, 2025, Miscellaneous – net increased by $14 million and $2 million, respectively, as compared to the prior-year periods. Both the three and six months ended June 30, 2025 included idled facilities charges of $48 million related to the indefinite idling of our Conshohocken and Riverdale facilities. Additionally recorded during these periods, and included within Miscellaneous – net, is approximately $20 million in severance related to a reduction in salaried workforce. These increases were largely offset by increases in miscellaneous income from currency exchange during both the three and six months ended June 30, 2025.
LOSS ON EXTINGUISHMENT OF DEBT
During the six months ended June 30, 2024, we used a portion of the net proceeds from the issuance of the 7.000% 2032 Senior Notes to repurchase $829 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes, resulting in a $6 million and $27 million of Loss on extinguishment of debt for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, we did not repurchase any outstanding senior notes. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further information.

INTEREST EXPENSE, NET
During the three and six months ended June 30, 2025, our consolidated Interest expense, net increased by $80 million and $156 million, respectively, as compared to the prior-year period. This increase is primarily due to an increase in our outstanding borrowings.
INCOME TAXES
Our effective tax rate is impacted by state and foreign income taxes as well as permanent items, such as depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period.
During the three and six months ended June 30, 2025, our consolidated Income tax benefit increased by $133 million and $272 million, respectively, as compared to the prior-year period. This increase is primarily due to an increase in Loss before income taxes and the impact of immaterial discrete items relative to those losses.
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
The following table provides a summary of our cash flow:

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows provided (used) by:
Operating activities	$(306)	$661
Investing activities	(256)	(331)
Financing activities	567	(418)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5	$(88)

Free cash flow[1]	$(570)	$322

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
CASH FLOWS
OPERATING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2025	2024	Variance
Net loss	$(953)	$(44)	$(909)
Non-cash adjustments to net loss	483	636	(153)
Working capital:
Accounts receivable, net	(199)	67	(266)
Inventories	396	227	169
Income taxes	10	(12)	22
Pension and OPEB payments and contributions	(73)	(62)	(11)
Payables, accrued employment and accrued expenses	(3)	(176)	173
Other, net	33	25	8
Total working capital	164	69	95
Net cash provided (used) by operating activities	$(306)	$661	$(967)
The variance was primarily driven by:
•A $1.1 billion decrease in net loss after adjustments for non-cash items primarily due to lower gross margins resulting from a decrease in selling prices for our steel products as compared to the first half of 2024. See "— Steelmaking Results" above for further detail on our operating results; and
•A $266 million decrease in cash primarily related to increasing average selling prices of our steel products during the first half of 2025 as compared to the end of 2024, resulting in growing accounts receivable balances; which was partially offset by

•A $173 million increase in cash primarily as a result of lower incentive-based compensation paid in the first half of 2025, as compared to the prior-year period; and
•A $169 million increase in cash primarily related to a reduction in raw material inventories, including iron ore pellets and coke, during the first half of 2025.
INVESTING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2025	2024	Variance
Purchase of property, plant and equipment	$(264)	$(339)	$75
Other investing activities	8	8	—
Net cash used by investing activities	$(256)	$(331)	$75
Our capital expenditures primarily relate to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. Our cash used for capital expenditures during the first half of 2025 was $75 million less as compared to the prior-year period. Included within cash used for capital expenditures was a nominal amount related to our non-owned SunCoke Middletown VIE for the six months ended June 30, 2025, compared to $12 million for the six months ended June 30, 2024.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $700 million, which primarily consists of sustaining capital spend.
FINANCING ACTIVITIES

	Six Months Ended June 30,
(In millions)	2025	2024	Variance
Net proceeds (repayments) of senior notes	$850	$(20)	$870
Net borrowings (repayments) under credit facilities	(183)	370	(553)
Repurchase of common shares	—	(733)	733
Other financing activities	(100)	(35)	(65)
Net cash provided (used) by financing activities	$567	$(418)	$985
The variance was primarily driven by:
•The repurchase of 37.9 million common shares during the six months ended June 30, 2024, while no shares were repurchased during the six months ended June 30, 2025; and
•A net increase in cash provided from proceeds of senior notes issued and borrowings under the ABL Facility. These proceeds were used for general operational purposes.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under the ABL Facility and access to capital markets. Cash and cash equivalents, which totaled $61 million as of June 30, 2025, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility equated to $2.7 billion in liquidity as of June 30, 2025.
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
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion, including a $500 million multicurrency sub-facility, a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. As of June 30, 2025, outstanding letters of credit totaled $63 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of June 30, 2025, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured debt, if we elect to access the debt capital markets. We currently have approximately $3.2 billion of secured debt capacity. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We also have the potential to generate liquidity from the sale of non-core assets.
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
The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net loss	$(470)	$9	$(953)	$(44)
Less:
Interest expense, net	(149)	(69)	(289)	(133)
Income tax benefit	148	15	295	23
Depreciation, depletion and amortization	(393)	(228)	(675)	(458)
Total EBITDA	(76)	291	(284)	524
Less:
EBITDA from noncontrolling interests[1]	20	15	38	36
Idled facilities charges	(204)	(40)	(248)	(217)
Changes in fair value of derivatives, net	(15)	—	(24)	—
Currency exchange	48	—	46	—
Loss on extinguishment of debt	—	(6)	—	(27)
Severance	(19)	(1)	(20)	(3)
Other, net	(3)	—	1	(2)
Total Adjusted EBITDA	$97	$323	$(77)	$737

1 EBITDA from noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$13	$7	25	21
Depreciation, depletion and amortization	7	8	13	15
EBITDA from noncontrolling interests	$20	$15	$38	$36

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Adjusted EBITDA:
Steelmaking	$83	$306	$(101)	$701
Other Businesses	16	18	26	35
Intersegment Eliminations	(2)	(1)	(2)	1
Total Adjusted EBITDA	$97	$323	$(77)	$737
FREE CASH FLOW
Free cash flow is a non-GAAP measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.

The following table provides a reconciliation of our Net cash provided (used) by operating activities to free cash flow:

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided (used) by operating activities	$(306)	$661
Purchase of property, plant and equipment	(264)	(339)
Free cash flow	$(570)	$322
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of June 30, 2025 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes and the 7.375% 2033 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of June 30, 2025. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of June 30, 2025.
As of June 30, 2025, the guarantee of a Guarantor subsidiary with respect to the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes and the 7.375% 2033 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	June 30, 2025	December 31, 2024
Current assets	$6,408	$6,463
Non-current assets	11,659	11,856
Current liabilities	(3,900)	(4,121)
Non-current liabilities	(9,690)	(9,241)

The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Six Months Ended
(In millions)	June 30, 2025
Revenues	$8,663
Cost of goods sold	(9,235)
Net loss	(813)
Net loss attributable to Cliffs shareholders	(813)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	June 30, 2025	December 31, 2024
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$740	$755
Accounts payable	(1,076)	(1,279)

Balances with other related parties:
Accounts receivable, net	$7	$9
Accounts payable	(12)	(20)
Additionally, for the six months ended June 30, 2025, the obligated group had Revenues of $39 million and Cost of goods sold of $35 million, in each case, with other related parties.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of June 30, 2025, due to a 10% and 25% change in the market price of each of the hedge contracts:

Contract Type (In millions)	10% Change	25% Change
Natural gas	$45	$113
Electricity	13	32
HRC	8	20
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three and six months ended June 30, 2025, we concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the indefinite idle of our Steelton rail production facility, which resulted in a $34 million impairment charge to Property, plant and equipment, net for the six months ended June 30, 2025.
The triggering events discussed above related to goodwill additionally apply to testing for potential impairment of other long-lived assets, including property, plant and equipment and/or intangible assets.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Canada, which could impact our financial condition. Foreign exchange rate risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Stelco subsidiaries is the Canadian dollar. Specifically, we are primarily exposed to fluctuations in foreign currency rates in relation to an intercompany note with our Stelco subsidiary that is denominated in the Canadian dollar. Changes in the Canadian dollar exchange rate may result in volatility in our financial condition due to the routine remeasurement of this note. As of June 30, 2025, a 1% change in the Canadian dollar foreign currency exchange rate would result in a $9 million change in currency exchange income (expense). Additionally, we engage in routine transactions denominated in foreign currencies, such as the purchases of goods and services. However, the potential impact of these transactions to our financial condition is significantly less than the potential impact of the routine remeasurement of the intercompany note.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of June 30, 2025, we had $1,377 million of outstanding borrowings under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the June 30, 2025 borrowing level would result in a change of $14 million to interest expense on an annual basis.
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
•our ability to consummate any public or private acquisition or divestiture transactions and to realize any or all of the anticipated benefits or estimated future synergies, as well as to successfully integrate any acquired businesses into our existing businesses;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) ("Mesabi Metallics") filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court"). Mesabi Metallics alleged tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC ("Cliffs Minnesota Land"), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks to hold the defendants jointly and severally liable for, among other things, antitrust damages and injunctive relief. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC ("GPIOP"). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi Metallics' leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which was denied on September 10, 2019. Discovery was completed, and the parties filed cross-motions for summary judgment. On October 8, 2024, the Bankruptcy Court issued an order granting and denying parts of the cross-motions. On February 14, 2025, Mesabi Metallics' motion for the case to be withdrawn from the Bankruptcy Court and proceed in the United States District Court for the District of Delaware (the “District Court”) was granted. On June 3, 2025, the District Court issued an order setting the case for trial in May of 2027. We continue to believe the claims asserted against us are without merit, and we intend to continue vigorously defending against all remaining claims in the lawsuit.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
April 1 - 30, 2025	5,747	$8.03	—	$1,375,931,379
May 1 - 31, 2025	7,340	$7.13	—	$1,375,931,379
June 1 - 30, 2025	3,860	$7.17	—	$1,375,931,379
Total	16,947	$7.44	—

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

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
22	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes and the 7.375% 2033 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of July 23, 2025 (filed herewith).
31.2	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of July 23, 2025 (filed herewith).
32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of July 23, 2025 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of July 23, 2025 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	July 23, 2025