Form 10-Q
period 2025-09-30
CLEVELAND-CLIFFS INC.
filed 2025-10-22
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 494,707,468 as of October 22, 2025.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency, unless otherwise stated.

Abbreviation or acronym	Term
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, which matures the earlier of June 9, 2028, or 91 days prior to the maturity of certain other material debt, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA from noncontrolling interests, idled facilities charges, acquisition-related costs, changes in fair value of derivatives, net, currency exchange, loss on extinguishment of debt, arbitration decision, severance, and other, net.
AOCI	Accumulated other comprehensive income (loss)
Arrangement Agreement	Arrangement Agreement, by and between Stelco Holdings Inc., 13421422 Canada Inc. and Cleveland-Cliffs Inc., dated July 14, 2024, in respect of the Stelco Acquisition
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CODM	Chief Operating Decision Maker
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IAM	International Association of Machinists and Aerospace Workers
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
MMBtu	Million British Thermal Units
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OPEB	Other postretirement benefits
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
Stelco	Stelco Holdings Inc., a Canadian corporation, and its consolidated subsidiaries, collectively, unless stated otherwise or the context indicates otherwise, which continues as Stelco Inc. following the amalgamation of Stelco Holdings Inc., Stelco Inc. and 13421422 Canada Inc. effective November 8, 2024
Stelco Acquisition	The acquisition of all of the outstanding common shares of Stelco Holdings Inc. by the Company, as provided for in the Arrangement Agreement
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
UAW	United Auto Workers
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$66	$54
Accounts receivable, net	1,797	1,576
Inventories	4,683	5,094
Other current assets	143	183
Total current assets	6,689	6,907
Non-current assets:
Property, plant and equipment, net	9,508	9,942
Goodwill	1,796	1,768
Intangible assets	1,142	1,170
Pension and OPEB assets	469	427
Other non-current assets	686	733
TOTAL ASSETS	$20,290	$20,947
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,914	$2,008
Accrued employment costs	565	486
Accrued expenses	339	375
Other current liabilities	462	492
Total current liabilities	3,280	3,361
Non-current liabilities:
Long-term debt	8,039	7,065
Pension and OPEB liabilities	645	751
Deferred income taxes	506	849
Asset retirement and environmental obligations	614	601
Other non-current liabilities	1,499	1,453
TOTAL LIABILITIES	14,583	14,080
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2024 - 1,200,000,000 shares);
Issued - 531,051,530 shares (2024 - 531,051,530 shares);
Outstanding - 494,699,774 shares (2024 - 493,948,905 shares)	66	66
Capital in excess of par value of shares	4,783	4,758
Retained earnings (deficit)	(286)	949
Cost of 36,351,756 common shares in treasury (2024 - 37,102,625 shares)	(660)	(676)
Accumulated other comprehensive income	1,563	1,537
Total Cliffs shareholders' equity	5,466	6,634
Noncontrolling interests	241	233
TOTAL EQUITY	5,707	6,867
TOTAL LIABILITIES AND EQUITY	$20,290	$20,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenues	$4,734	$4,569	$14,297	$14,860
Operating costs:
Cost of goods sold	(4,780)	(4,675)	(14,951)	(14,524)
Selling, general and administrative expenses	(130)	(112)	(399)	(347)
Acquisition-related costs	—	(14)	(1)	(14)
Restructuring and other charges	(3)	(2)	(92)	(131)
Asset impairment	—	—	(39)	(79)
Miscellaneous – net	(25)	(27)	(63)	(63)
Total operating costs	(4,938)	(4,830)	(15,545)	(15,158)
Operating loss	(204)	(261)	(1,248)	(298)
Other income (expense):
Interest expense, net	(153)	(102)	(442)	(235)
Loss on extinguishment of debt	—	—	—	(27)
Net periodic benefit credits other than service cost component	57	62	157	184
Changes in fair value of derivatives, net	(10)	(7)	(34)	(7)
Other non-operating income	1	—	2	3
Total other expense	(105)	(47)	(317)	(82)
Loss from continuing operations before income taxes	(309)	(308)	(1,565)	(380)
Income tax benefit	78	76	375	100
Loss from continuing operations	(231)	(232)	(1,190)	(280)
Loss from discontinued operations, net of tax	(3)	—	(3)	—
Net loss	(234)	(232)	(1,193)	(280)
Net income attributable to noncontrolling interests	(17)	(12)	(42)	(33)
Net loss attributable to Cliffs shareholders	$(251)	$(244)	$(1,235)	$(313)

Loss per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.51)	$(0.52)	$(2.49)	$(0.66)
Discontinued operations	—	—	—	—
	$(0.51)	$(0.52)	$(2.49)	$(0.66)

Loss per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.51)	$(0.52)	$(2.49)	$(0.66)
Discontinued operations	—	—	—	—
	$(0.51)	$(0.52)	$(2.49)	$(0.66)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE LOSS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net loss	$(234)	$(232)	$(1,193)	$(280)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(26)	(29)	(78)	(86)
Changes in derivative financial instruments, net of tax	(19)	2	37	69
Changes in foreign currency translation, net of tax	(36)	1	67	—
Total other comprehensive income (loss)	(81)	(26)	26	(17)
Comprehensive loss	(315)	(258)	(1,167)	(297)
Comprehensive income attributable to noncontrolling interests	(17)	(12)	(42)	(33)
Comprehensive loss attributable to Cliffs shareholders	$(332)	$(270)	$(1,209)	$(330)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
(In millions)	2025	2024
OPERATING ACTIVITIES
Net loss	$(1,193)	$(280)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	963	693
Pension and OPEB credits	(130)	(157)
Deferred income taxes	(381)	(67)
Restructuring and other charges	92	131
Asset impairments	39	79
Other	126	159
Changes in operating assets and liabilities:
Accounts receivable, net	(215)	258
Inventories	399	190
Income taxes	15	(46)
Pension and OPEB payments and contributions	(121)	(162)
Payables, accrued employment and accrued expenses	(31)	(210)
Other, net	(12)	(11)
Net cash provided (used) by operating activities	(449)	577
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(421)	(490)
Other investing activities	27	13
Net cash used by investing activities	(394)	(477)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	1,700	1,421
Repayments of senior notes	—	(845)
Repurchase of common shares	—	(733)
Borrowings (repayments) under credit facilities, net	(713)	47
Debt issuance costs	(26)	(73)
Other financing activities	(108)	(76)
Net cash provided (used) by financing activities	853	(259)
Net increase (decrease) in cash and cash equivalents	10	(159)

Cash, cash equivalents, and restricted cash at beginning of period	60	198
Effect of exchange rate changes on cash	3	—
Cash, cash equivalents, and restricted cash at end of period	73	39

Restricted cash	(7)	—

Cash and cash equivalents at end of period	$66	$39
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2024	493.9	$66	$4,758	$949	$(676)	$1,537	$233	$6,867
Comprehensive income (loss)	—	—	—	(498)	—	75	12	(411)
Stock and other incentive plans	0.6	—	(2)	—	12	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	494.5	$66	$4,756	$451	$(664)	$1,612	$230	$6,451
Comprehensive income (loss)	—	—	—	(486)	—	32	13	(441)
Stock and other incentive plans	0.2	—	12	—	4	—	—	16
Net distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
June 30, 2025	494.7	$66	$4,768	$(35)	$(660)	$1,644	$223	$6,006
Comprehensive income (loss)	—	—	—	(251)	—	(81)	17	(315)
Stock and other incentive plans	—	—	15	—	—	—	—	15
Net contributions to noncontrolling interests	—	—	—	—	—	—	1	1
September 30, 2025	494.7	$66	$4,783	$(286)	$(660)	$1,563	$241	$5,707

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2023	504.9	$66	$4,861	$1,709	$(430)	$1,657	$235	$8,098
Comprehensive income (loss)	—	—	—	(70)	—	(9)	14	(65)
Common stock repurchases, net of excise tax	(30.4)	—	—	—	(615)	—	—	(615)
Stock and other incentive plans	1.0	—	(10)	—	15	—	—	5
Net distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
March 31, 2024	475.5	$66	$4,851	$1,639	$(1,030)	$1,648	$241	$7,415
Comprehensive income	—	—	—	1	—	18	7	26
Common stock repurchases, net of excise tax	(7.5)	—	—	—	(125)	—	—	(125)
Stock and other incentive plans	—	—	13	—	1	—	—	14
Net contributions to noncontrolling interests	—	—	—	—	—	—	14	14
June 30, 2024	468.0	$66	$4,864	$1,640	$(1,154)	$1,666	$262	$7,344
Comprehensive income (loss)	—	—	—	(244)	—	(26)	12	(258)
Stock and other incentive plans	0.1	—	11	—	1	—	—	12
Net distributions to noncontrolling interests	—	—	—	—	—	—	(33)	(33)
September 30, 2024	468.1	$66	$4,875	$1,396	$(1,153)	$1,640	$241	$7,065
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our investment in affiliates of $132 million and $131 million as of September 30, 2025 and December 31, 2024, respectively, was classified in Other non-current assets.
CORRECTION OF AN IMMATERIAL ERROR
During the third quarter of 2025, we identified an immaterial error related to our accrual for certain employment costs, resulting in an understatement of Costs of goods sold in prior periods. Prior periods affected include the interim periods ended March 31, 2025 and June 30, 2025, and the interim and annual periods during the years 2022, 2023 and 2024.
For the three months and nine months ended September, 30, 2024, Costs of goods sold was increased by $2 million and $7 million, respectively, to adjust for the error. These adjustments were partially offset by related income tax effects that resulted in an increase to Income tax benefit of $1 million for the nine months ended September 30, 2024. Included within operating results for the nine months ended September 30, 2025 is an increase to Cost of goods sold and Income tax benefit of $8 million and $2 million, respectively, related to the current-year effect of the error.
As of December 31, 2024, Accrued employment costs, Deferred income taxes, and Retained earnings (deficit) were adjusted by $39 million, $9 million and $30 million, respectively. Any related impact to cash flows was limited to captions within operating activities. Related changes to financial statement subtotals and related disclosures within the notes accompanying these financial statements reflect the correction of the error. Management has evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to the results of operations, financial position, or cash flows for any historical annual or interim period.

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
LEGISLATION
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. The One Big Beautiful Bill Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. The legislation does not have a material impact on our consolidated financial statements for the interim period ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	September 30, 2025	December 31, 2024
Product inventories
Finished and semi-finished goods	$2,312	$2,393
Raw materials	1,857	2,208
Total product inventories	4,169	4,601
Manufacturing supplies and critical spares	514	493
Inventories	$4,683	$5,094
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Cliffs receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of September 30, 2025 and December 31, 2024, we had $22 million and $29 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of September 30, 2025 and December 31, 2024, we had $75 million and $76 million, respectively, classified as Accounts payable.

INDEFINITELY IDLED FACILITIES CHARGES
The following table represents a reconciliation of our accrued liabilities related to the discontinuation of certain product lines resulting from the indefinite idling of our Steelton rail production facility and Weirton tinplate production facility:

(In millions)	Employee-Related Costs	Exit Costs	Asset Impairment	Total
Balance as of December 31, 2024	$56	$15	$—	$71
Costs incurred[1]	—	3	—	3
Cash payments	(8)	(9)	—	(17)
Balance as of March 31, 2025	$48	$9	$—	$57
Costs incurred[2]	70	26	39	135
Cash payments	(7)	(22)	—	(29)
Non-cash	—	—	(39)	(39)
Balance as of June 30, 2025	$111	$13	$—	$124
Costs incurred[3]	$—	$3	$—	$3
Cash payments	(15)	(6)	—	(21)
Balance as of September 30, 2025	$96	$10	$—	$106

[1] All $3 million of cost incurred was recorded in Restructuring and other charges.
2 Of the $135 million of cost incurred, $86 million was recorded in Restructuring and other charges, $39 million was recorded in Asset impairments, and $10 million was recorded in Net periodic benefit credits other than service cost component.

[3] All $3 million of cost incurred was recorded in Restructuring and other charges.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Capital additions	$488	$557
Less:
Non-cash accruals	(72)	(58)
Equipment financed with seller	60	50
Right-of-use assets - finance leases	79	75
Cash paid for capital expenditures including deposits	$421	$490
Cash payments (receipts) for income taxes and interest are as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Income taxes paid	$5	$13
Income tax refunds	(18)	(5)
Interest paid on debt obligations net of capitalized interest[1]	341	193

[1] Capitalized interest was $11 million for both the nine months ended September 30, 2025 and 2024.
NOTE 3 - ACQUISITIONS
STELCO ACQUISITION OVERVIEW
On November 1, 2024, pursuant to the Arrangement Agreement, we completed the Stelco Acquisition, in which we were the acquirer. The Stelco Acquisition expands our existing presence in Canada and diversifies our customer base across service centers, construction and other industrial end markets in Canada with higher volumes of spot sales.
The Stelco Acquisition was accounted for under the acquisition method of accounting for business combinations.

The fair value of the total purchase consideration was determined as follows:

(In millions)
Total cash consideration	$2,450
Total share exchange consideration	343
Total debt consideration	415
Total purchase consideration	$3,208
Total consideration shares are calculated as follows:

Number of outstanding Stelco shares	54,448,388
Number of outstanding share-based compensation awards	2,516,415
Total consideration shares	56,964,803
Total estimated cash consideration is calculated as follows:

Number of consideration shares	56,964,803
Consideration share price per share (CAD)	$60.00
Total cash consideration (CAD) (in millions)	$3,418
Exchange rate (November 1, 2024)	0.7168
Total cash consideration (USD)	$2,450
The fair value of share exchange consideration is as follows:

Number of consideration shares	56,964,803
Fixed share exchange factor	0.454
Total Cliffs exchange shares	25,862,021
Cliffs share price at closing date (November 1, 2024)	$13.27
Total share exchange consideration (in millions)	$343
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
PRO FORMA RESULTS
The following table provides unaudited pro forma financial information, prepared in accordance with Topic 805, Business Combinations, as if Stelco had been acquired as of January 1, 2023:

(In millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$5,049	$16,416
Net loss attributable to Cliffs shareholders	(323)	(390)
The unaudited pro forma financial information has been calculated after applying our accounting policies and adjusting the historical results with pro forma adjustments, net of tax, that assume the Stelco Acquisition occurred on January 1, 2023. There were no significant non-recurring pro forma adjustments included in the pro forma results for the three and nine months ended September 30, 2024.
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
The following table represents our Revenues by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Steelmaking
Automotive	$1,356	$1,334	$3,902	$4,411
Infrastructure and manufacturing	1,326	1,160	4,169	3,973
Distributors and converters	1,288	1,317	3,949	4,131
Other	591	608	1,779	1,846
Total Steelmaking	4,561	4,419	13,799	14,361
Other Businesses
Automotive	144	123	403	411
Infrastructure and manufacturing	11	9	35	29
Distributors and converters	18	18	60	59
Total Other Businesses	173	150	498	499
Total revenues	$4,734	$4,569	$14,297	$14,860
The following tables represent our Revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Steelmaking
Hot-rolled steel	$1,122	$1,003	$3,620	$3,246
Cold-rolled steel	636	671	1,872	2,131
Coated steel	1,442	1,377	4,195	4,546
Stainless and electrical steel	466	449	1,344	1,390
Plate steel	286	237	808	887
Other steel products	204	276	727	929
Other	405	406	1,233	1,232
Total Steelmaking	4,561	4,419	13,799	14,361
Other Businesses
Other	173	150	498	499
Total revenues	$4,734	$4,569	$14,297	$14,860

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
The following tables provide our results by segment as well as a reconciliation from consolidated Adjusted EBITDA to our consolidated Net loss:

	Three Months Ended September 30, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,585	$173	$(24)	$4,734
Cost of goods sold	(4,643)	(163)	26	(4,780)
Selling, general and administrative expenses	(123)	(7)	—	(130)
Net periodic benefit credits other than service cost component	57	—	—	57
Excluding depreciation, depletion and amortization	279	9	—	288
Other segment items[1]	(26)	—	—	(26)
Total Adjusted EBITDA	$129	$12	$2	$143

Interest expense, net				(153)
Income tax benefit				78
Depreciation, depletion and amortization				(288)
EBITDA from noncontrolling interests[2]				23
Idled facilities charges				3
Changes in fair value of derivatives, net				(10)
Currency exchange				(20)
Severance				(5)
Other, net				(5)
Net loss				$(234)

Capital Additions	$205	$2	$—	$207

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests from Adjusted EBITDA and certain idled facilities charges and the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $17 million and the exclusion of depreciation, depletion, and amortization of $6 million.

	Three Months Ended September 30, 2024
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,439	$150	$(20)	$4,569
Cost of goods sold	(4,558)	(140)	23	(4,675)
Selling, general and administrative expenses	(105)	(7)	—	(112)
Net periodic benefit credits other than service cost component	62	—	—	62
Excluding depreciation, depletion and amortization	228	7	—	235
Other segment items[1]	45	(2)	—	43
Total Adjusted EBITDA	$111	$8	$3	$122

Interest expense, net				(102)
Income tax benefit				76
Depreciation, depletion and amortization				(235)
EBITDA from noncontrolling interests[2]				20
Idled facilities charges				(2)
Acquisition-related costs				(14)
Changes in fair value of derivatives, net				(7)
Arbitration decision				(71)
Severance				(10)
Other, net				(9)
Net loss				$(232)

Capital Additions	$211	$—	$—	$211

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests and the Arbitration decision from Adjusted EBITDA and the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $12 million and the exclusion of depreciation, depletion, and amortization of $8 million.

	Nine Months Ended September 30, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$13,888	$498	$(89)	$14,297
Cost of goods sold	(14,577)	(463)	89	(14,951)
Selling, general and administrative expenses	(378)	(21)	—	(399)
Net periodic benefit credits other than service cost component	157	—	—	157
Excluding depreciation, depletion and amortization	939	24	—	963
Other segment items[1]	(9)	—	—	(9)
Total Adjusted EBITDA	$20	$38	$—	$58

Interest expense, net				(442)
Income tax benefit				375
Depreciation, depletion and amortization				(963)
EBITDA from noncontrolling interests[2]				61
Idled facilities charges				(245)
Acquisition-related costs				(1)
Changes in fair value of derivatives, net				(34)
Currency exchange				26
Severance				(25)
Other, net				(3)
Net loss				$(1,193)

Capital Additions	$478	$10	$—	$488

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests from Adjusted EBITDA and certain idled facilities charges and the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $42 million and the exclusion of depreciation, depletion, and amortization of $19 million.

	Nine Months Ended September 30, 2024
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$14,429	$499	$(68)	$14,860
Cost of goods sold	(14,139)	(457)	72	(14,524)
Selling, general and administrative expenses	(326)	(21)	—	(347)
Net periodic benefit credits other than service cost component	184	—	—	184
Excluding depreciation, depletion and amortization	669	24	—	693
Other segment items[1]	(10)	(2)	—	(12)
Total Adjusted EBITDA	$807	$43	$4	$854

Interest expense, net				(235)
Income tax benefit				100
Depreciation, depletion and amortization				(693)
EBITDA from noncontrolling interests[2]				56
Idled facilities charges				(219)
Acquisition-related costs				(14)
Changes in fair value of derivatives, net				(7)
Loss on extinguishment of debt				(27)
Arbitration decision				(71)
Severance				(13)
Other, net				(11)
Net loss				$(280)

Capital Additions	$554	$3	$—	$557

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests and the Arbitration decision from Adjusted EBITDA and the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $33 million and the exclusion of depreciation, depletion, and amortization of $23 million.
The following summarizes our assets by segment:

(In millions)	September 30, 2025	December 31, 2024
Assets:
Steelmaking	$19,663	$20,327
Other Businesses	627	620
Total segment assets	$20,290	$20,947
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	September 30, 2025	December 31, 2024
Land, land improvements and mineral rights	$1,458	$1,451
Buildings	1,172	1,104
Equipment	11,539	11,119
Other	358	349
Construction in progress	604	728
Total property, plant and equipment[1]	15,131	14,751
Allowance for depreciation and depletion	(5,623)	(4,809)
Property, plant and equipment, net	$9,508	$9,942

[1] Includes right-of-use assets related to finance leases of $581 million and $505 million as of September 30, 2025 and December 31, 2024, respectively.

We recorded depreciation and depletion expense of $268 million and $906 million for the three and nine months ended September 30, 2025, respectively, and $233 million and $687 million for the three and nine months ended September 30, 2024, respectively.
During the second quarter of 2025, the decision to indefinitely idle our Steelton, Conshohocken, and Riverdale facilities occurred. This resulted in a $39 million Asset impairment to Property, plant and equipment, net for the nine months ended September 30, 2025 and accelerated depreciation of $12 million and $131 million for the three and nine months ended September 30, 2025, respectively, included within depreciation and depletion expense.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following is a summary of Goodwill by segment:

(In millions)	September 30, 2025	December 31, 2024
Steelmaking	$1,747	$1,719
Other Businesses	49	49
Total	$1,796	$1,768
The increase of $28 million in the balance of Goodwill in our Steelmaking segment as of September 30, 2025, compared to December 31, 2024, is primarily due to fluctuation in foreign currency exchange rates. Additionally, to a lesser extent, the change is attributable to an increase in estimated identified goodwill as a result of measurement period adjustments to the preliminary purchase price allocation for the Stelco Acquisition. Refer to NOTE 3 - ACQUISITIONS for further details.
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	September 30, 2025			December 31, 2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$1,045	$(86)	$959	$1,015	$(34)	$981
Developed technology	60	(20)	40	60	(17)	43
Trade names and trademarks	90	(12)	78	87	(8)	79
Mining permits	72	(30)	42	72	(29)	43
Supplier relationships	29	(6)	23	29	(5)	24
Total intangible assets	$1,296	$(154)	$1,142	$1,263	$(93)	$1,170
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$34	$(37)	$(71)	$30	$(41)

[1] Amortization related to mining permits and supplier relationships is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

[2] Intangible liabilities are classified as Other non-current liabilities. Amortization of all intangible liabilities is recognized in Cost of goods sold.
Amortization expense related to Intangible assets was $21 million and $3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to Intangible assets was $61 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively. Estimated future amortization expense is $20 million for the remainder of 2025 and $81 million annually for the years 2026 through 2030. Additionally, customer relationships and trade names and trademarks intangibles are impacted by period over period fluctuations in foreign currency exchange rates.
Income from amortization related to the intangible liabilities was $1 million for both the three months ended September 30, 2025 and 2024. Income from amortization related to the intangible liabilities was $4 million for both the nine months ended September 30, 2025 and 2024. Estimated future income from amortization is $1 million for the remainder of 2025 and $5 million annually for the years 2026 through 2030.

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	September 30, 2025	December 31, 2024
Senior Unsecured Notes:
7.000% 2027 Senior Notes[4]	Cliffs	9.240%	$73	$73
7.000% 2027 AK Senior Notes[4]	AK Steel	9.240%	56	56
5.875% 2027 Senior Notes[4]	Cliffs	6.490%	556	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.875% 2029 Senior Notes	Cliffs	6.875%	900	900
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.500% 2031 Senior Notes	Cliffs	7.500%	850	—
7.000% 2032 Senior Notes	Cliffs	7.054%	1,425	1,425
7.375% 2033 Senior Notes	Cliffs	7.375%	900	900
7.625% 2034 Senior Notes	Cliffs	7.625%	850	—
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	847	1,560
Total principal amount			8,135	7,148
Unamortized discounts and issuance costs			(96)	(83)
Total long-term debt			$8,039	$7,065

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 5.87% as of September 30, 2025.
4 On September 3, 2025, we issued (a) a conditional notice to redeem, in full, all $73 million aggregate principal amount outstanding of the 7.000% 2027 Senior Notes, (b) a notice to redeem, in full, all $56 million aggregate principal amount outstanding of the 7.000% 2027 AK Senior Notes, and (c) a conditional notice to redeem, in full, all $556 million aggregate principal amount outstanding of the 5.875% 2027 Senior Notes, in each case on October 3, 2025 at a redemption price of 100.000% plus accrued and unpaid interest. Refer to NOTE 19 - SUBSEQUENT EVENTS for further details.

7.625% 2034 SENIOR NOTES OFFERING
On September 8, 2025, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of $850 million aggregate principal amount of our 7.625% 2034 Senior Notes, which were issued at par. The 7.625% 2034 Senior Notes were issued in a private placement transaction exempt from the registration requirements of the Securities Act.
The 7.625% 2034 Senior Notes bear interest at a rate of 7.625% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2026. The 7.625% 2034 Senior Notes mature on January 15, 2034.
The 7.625% 2034 Senior Notes are unsecured senior obligations and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The 7.625% 2034 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries. The 7.625% 2034 Senior Notes are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 7.625% 2034 Senior Notes.
The 7.625% 2034 Senior Notes may be redeemed, in whole or in part, at any time at our option not less than 10 days nor more than 60 days after prior notice is sent to the holders of the 7.625% 2034 Senior Notes. The 7.625% 2034 Senior Notes are redeemable prior to January 15, 2029, at a redemption price equal to 100% of the principal amount thereof plus a "make-whole" premium set forth in the indenture. We may also redeem up to 35% of the aggregate principal amount of the 7.625% 2034 Senior Notes prior to January 15, 2029, at a redemption price equal to 107.625% of the principal amount thereof with the net cash proceeds of one or more equity offerings. The 7.625% 2034 Senior Notes are redeemable beginning on January 15, 2029, at a redemption price equal to 103.813% of the principal amount thereof, decreasing to 101.906% on January 15, 2030, and are redeemable at par beginning on January 15, 2031. In each case, we pay the applicable redemption or "make-whole" premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
In addition, if a change in control triggering event, as defined in the indenture, occurs with respect to the 7.625% 2034 Senior Notes, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.
The terms of the 7.625% 2034 Senior Notes contain certain customary covenants; however, there are no financial covenants.

On October 10, 2025, we issued an additional $275 million aggregate principal amount of our 7.625% 2034 Senior Notes at 102.750% of their principal amount. Refer to NOTE 19 - SUBSEQUENT EVENTS for further details.
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
ABL FACILITY
As of September 30, 2025, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	September 30, 2025
Available borrowing base on ABL Facility[1]	$3,972
Borrowings	(847)
Letter of credit obligations[2]	(63)
Borrowing capacity available	$3,062

1 As of September 30, 2025, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at September 30, 2025 (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$—	$—	$685	$847	$1,268	$5,335	$8,135

NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Service cost	$7	$7	$21	$21
Interest cost	53	54	158	163
Expected return on plan assets	(79)	(80)	(238)	(240)
Amortization:
Prior service costs	4	5	13	13
Net actuarial gain	(2)	—	(6)	—
Net periodic benefit credits	$(17)	$(14)	$(52)	$(43)
OPEB COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Service cost	$2	$2	$6	$6
Interest cost	14	13	43	38
Expected return on plan assets	(11)	(11)	(32)	(32)
Termination benefits[1]	—	—	15	2
Amortization:
Prior service credits	(3)	(4)	(10)	(12)
Net actuarial gain	(33)	(39)	(100)	(116)
Net periodic benefit credits	$(31)	$(39)	$(78)	$(114)

[1] The termination benefits relate to the decision to indefinitely idle our Conshohocken, Riverdale and Steelton facilities in the second quarter of 2025 and the indefinite idle of our Weirton tinplate production facility in the first quarter of 2024.

Based on funding requirements, we made $22 million and $51 million of defined benefit pension contributions for the three and nine months ended September 30, 2025, respectively. Based on funding requirements, we made $75 million and $91 million of defined benefit pension contributions for the three and nine months ended September 30, 2024, respectively. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for any of the three and nine months ended September 30, 2025 and 2024.
NOTE 10 - INCOME TAXES
Our income tax benefit for the three and nine months ended September 30, 2025 is $78 million and $375 million, respectively, compared to income tax benefit of $76 million and $100 million, respectively, for the three and nine months ended September 30, 2024. This increase is primarily due to an increase in Loss from continuing operations before income taxes and the impact of immaterial discrete items relative to those losses.
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

The following is a summary of our asset retirement obligations:

(In millions)	September 30, 2025	December 31, 2024
Asset retirement obligations[1]	$535	$526
Less: current portion	18	25
Long-term asset retirement obligations	$517	$501

[1] Includes $310 million and $302 million related to our active operations as of September 30, 2025 and December 31, 2024, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2025	2024
Asset retirement obligations as of January 1	$526	$459
Accretion expense	21	17
Revision in estimated cash flows	4	49
Remediation payments	(16)	(24)
Asset retirement obligations as of September 30	$535	$501
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
The following is a summary of our environmental obligations:

(In millions)	September 30, 2025	December 31, 2024
Environmental obligations	$112	$114
Less: current portion	15	14
Long-term environmental obligations	$97	$100
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		September 30, 2025		December 31, 2024
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$7,192	$7,328	$5,505	$5,496
ABL Facility - outstanding balance	Level 2	847	847	1,560	1,560
Total		$8,039	$8,175	$7,065	$7,056
The valuation of the financial asset classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
EMPLOYEE BENEFIT COMMITMENT
In connection with the Stelco Acquisition, we have acquired funding commitments to employee life and health trusts. These obligations pertain to plans previously sponsored by Stelco prior to its bankruptcy. The commitments primarily involve fixed scheduled payments that will continue until 2042, with an additional variable component tied to Stelco's standalone operating performance. The financial liability is recorded at fair value on a recurring basis using a discounted cash flow model, which incorporates observable and unobservable inputs for risk-free interest rates and future operating estimates. The liability is classified as a Level 3 within the fair value hierarchy. The current and non-current portions of the employee benefit commitment are classified within Other current liabilities and Other non-current liabilities on the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
The following table summarizes the changes in fair value of the employee benefit commitment:

(In millions)	2025
Beginning balance as of January 1	$(188)
Change in fair value	(8)
Payments	19
Foreign currency translation	(6)
Ending balance as of September 30	$(183)
MINNTAC OPTION
Stelco is party to an option to purchase a 25% ownership interest in the MinnTac iron ore mine and related infrastructure located in Mt. Iron, Minnesota from U. S. Steel for $500 million. This option is exercisable by Stelco at any time until January 31, 2027. This option is recorded as a derivative instrument at fair value on a recurring basis and included within Other non-current assets on the Statements of Unaudited Condensed Consolidated Financial Position. Any gain or loss recorded in relation to the fair value of this option is presented within Other non-operating income. The fair value of the derivative asset is estimated using the Black-Scholes option pricing model, which incorporates observable or unobservable inputs for risk-free interest rates, foreign exchange rates, commodity prices, discount rates, corresponding market volatility levels and other market-based pricing factors. This option is classified as a Level 3 derivative asset within the fair value hierarchy.
The following table summarizes the changes in fair value of the MinnTac option:

(In millions)	2025
Beginning balance as of January 1	$95
Change in fair value	(34)
Foreign currency translation	4
Ending balance as of September 30	$65
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
The following table presents the notional amount of our outstanding hedge contracts:

				Notional Amount
Hedge Contract Type	Classification	Unit of Measure	Maturity Dates	September 30, 2025	December 31, 2024
Natural Gas	Commodity purchase swaps	MMBtu	October 2025 - August 2028	125,450,000	143,250,000
Electricity	Commodity purchase swaps	Megawatt hours	October 2025 - July 2028	2,276,561	3,224,227
At September 30, 2025, we estimate $33 million of net losses related to our commodity purchase swaps will be reclassified from Accumulated other comprehensive income into Cost of goods sold during the next 12 months. This estimate is based on September 30, 2025 fair values, some of which will change before their actual reclassification into Cost of goods sold.

The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	September 30, 2025	December 31, 2024
Other current assets	$9	$5
Other non-current assets	11	9
Other current liabilities	(19)	(41)
Other non-current liabilities	—	(6)
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
During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, we did not repurchase any common shares. During the nine months ended September 30, 2024, we repurchased 37.9 million common shares at an aggregate cost of $733 million, excluding any excise tax due under the Inflation Reduction Act of 2022. As of September 30, 2025, there was $1.4 billion remaining authorization under our active share repurchase program.
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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Foreign Currency Translation
Beginning balance	$33	$(1)	$(70)	$—
Other comprehensive income (loss) before reclassifications	(42)	1	67	—
Income tax	6	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(36)	1	67	—
Ending balance	$(3)	$—	$(3)	$—

Derivative Instruments
Beginning balance	$3	$(103)	$(53)	$(170)
Other comprehensive loss before reclassifications	(41)	(36)	(33)	(67)
Income tax	10	9	8	17
Other comprehensive loss before reclassifications, net of tax	(31)	(27)	(25)	(50)
Losses reclassified from AOCI to net loss[1]	16	38	82	158
Income tax benefit[2]	(4)	(9)	(20)	(39)
Net losses reclassified from AOCI to net loss	12	29	62	119
Ending balance	$(16)	$(101)	$(16)	$(101)

Pension and OPEB
Beginning balance	$1,608	$1,770	$1,660	$1,827
Gains reclassified from AOCI to net loss[3]	(34)	(37)	(103)	(114)
Income tax expense[2]	8	8	25	28
Net gains reclassified from AOCI to net loss	(26)	(29)	(78)	(86)
Ending balance	$1,582	$1,741	$1,582	$1,741

Total AOCI Ending Balance	$1,563	$1,640	$1,563	$1,640

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
NOTE 16 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $18 million and $47 million for the three and nine months ended September 30, 2025, respectively, compared to $14 million and $38 million for the three and nine months ended September 30, 2024, respectively, that was included in our consolidated Loss from continuing operations before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $3 million for the nine months ended September 30, 2025, compared to $20 million for the nine months ended September 30, 2024, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	September 30, 2025	December 31, 2024
Inventories	$32	$27
Property, plant and equipment, net	275	288
Accounts payable	(17)	(19)
Other assets (liabilities), net	(33)	(47)
Noncontrolling interests	(257)	(249)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Loss from continuing operations	$(231)	$(232)	$(1,190)	$(280)
Net income from continuing operations attributable to noncontrolling interest	(17)	(12)	(42)	(33)
Net loss from continuing operations attributable to Cliffs shareholders	(248)	(244)	(1,232)	(313)
Loss from discontinued operations, net of tax	(3)	—	(3)	—
Net loss attributable to Cliffs shareholders	$(251)	$(244)	$(1,235)	$(313)

Weighted average number of shares:
Basic	495	468	495	478
Employee stock plans[1]	—	—	—	—
Diluted	495	468	495	478

Loss per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.51)	$(0.52)	$(2.49)	$(0.66)
Discontinued operations	—	—	—	—
	$(0.51)	$(0.52)	$(2.49)	$(0.66)

Loss per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.51)	$(0.52)	$(2.49)	$(0.66)
Discontinued operations	—	—	—	—
	$(0.51)	$(0.52)	$(2.49)	$(0.66)

[1] Excluded from the diluted EPS calculation are anti-dilutive shares related to employee stock plans. For both the three and nine months ended September 30, 2025, 3 million shares were excluded. For both the three and nine months ended September 30, 2024, 2 million shares were excluded.

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
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of September 30, 2025, we had $270 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of September 30, 2025, we had $63 million of outstanding letters of credit issued under our ABL Facility.

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
OTHER CONTINGENCIES
In addition to the matters discussed above, there are various pending and potential claims against us and our subsidiaries involving antitrust, product liability, personal injury, commercial, mining royalties, employee benefits and other matters arising in the ordinary course of business. Because of the considerable uncertainties that exist for any claim, it is difficult to reliably or accurately estimate what the amount of a loss would be if a claimant prevails. If material assumptions or factual understandings we rely on to evaluate exposure for these contingencies prove to be inaccurate or otherwise change, we may be required to record a liability for an adverse outcome. If, however, we have reasonably evaluated potential future liabilities for all of these contingencies, including those described more specifically above, it is our opinion, unless we otherwise noted, that the ultimate liability from these contingencies, individually or in the aggregate, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 19 - SUBSEQUENT EVENTS
On October 3, 2025, we redeemed all $685 million aggregate principal amount of our 5.875% 2027 Senior Notes, 7.000% 2027 Senior Notes, and 7.000% 2027 AK Senior Notes with a portion of the net proceeds from the issuance of our 7.625% 2034 Senior Notes issued in September 2025.
On October 10, 2025, we issued an additional $275 million aggregate principal amount of our 7.625% 2034 Senior Notes at 102.750% of their principal amount. The net proceeds were used to repay borrowings under our ABL Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. We believe it is important to read our Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, as well as other publicly available information. During the third quarter of 2025, we identified an immaterial error related to our accrual for certain employment costs, resulting in an understatement of Costs of goods sold in prior periods. Prior periods affected include the interim periods ended March 31, 2025 and June 30, 2025, and the interim and annual periods during the years 2022, 2023 and 2024. Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.
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
FINANCIAL SUMMARY
The following is a summary of our consolidated results for the three and nine months ended September 30, 2025 and 2024 (in millions, except for diluted EPS):

Total Revenue	Net Income (loss)	Adjusted EBITDA	Diluted EPS
See "— Non-GAAP Financial Measures" below for a reconciliation of our Net loss to Adjusted EBITDA.
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
We continued to navigate volatile but improving market conditions throughout the third quarter of 2025. Steel market conditions in the third quarter of 2025 benefited from higher than historical HRC pricing and lower import levels, but demand remained impacted by inconsistent buying behavior from weaker non-automotive demand. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $843 per net ton during the third quarter of 2025, 24% higher than the third quarter of 2024. Finished steel import levels continued to decline in the third quarter of 2025 after being elevated in early 2025 in anticipation of the recently implemented steel tariffs, which helped support domestic steel pricing. Looking forward, we expect domestic steel demand to grow, as recently implemented steel and automotive tariffs support demand for domestically produced steel, other end-user demand improves, interest rates continue to decline, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized. Steel and light vehicles remain at the top of the Trump administration's trade agenda, and we are at the intersection of both of these industries.
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
The Canadian steel industry is also an important market for us. Similar to the U.S. steel market, the Canadian steel market is impacted by global overcapacity and other unfair trade practices, resulting in the dumping of steel in Canada at below market value. This has weakened our results for our Canadian operations. We believe it is crucial for Canada to put measures in place to protect its domestic steel industry in order to preserve the Canadian economy and national security.
During 2025, to appropriately respond to market conditions and to optimize our footprint, we made the decision to fully or partially idle or permanently close six of our operations. As a consequence of weak automotive production, we made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn Works facility. We also made the decision to permanently close Steelton, Conshohocken and Riverdale due to financial underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing Taconite mine in order to consume excess pellet inventory produced in 2024. These operational changes allow us to streamline our operations and enhance efficiency, with minimal expected impact to our flat-rolled steel output.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. North American light vehicle production in the third quarter of 2025 was approximately 3.9 million units, up from approximately 3.8 million units in the third quarter of 2024. During the third quarter of 2025, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 16.3 million units sold, representing a 5% increase compared to the third quarter of 2024. The seasonally adjusted annualized rate has averaged 16.3 million units sold during the first nine months of 2025, 5% higher compared to the same period of 2024, indicating healthy consumer demand. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.8 years, surpassing the previous record set in 2024, which should support demand as older vehicles need to be replaced. Furthermore, we expect the recently implemented 25% tariff on imports of automobiles and certain automobile parts to lead to increased demand for domestically produced vehicles that consume domestically made steel. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from healthier domestic vehicle production over the coming years as we continue to be an established and reliable supplier.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $461 per long ton during the third quarter of 2025, representing a 13% increase compared to the third quarter of 2024. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers as they improve their production efficiency, the growth of EAF capacity in the U.S., potential for higher prices as a result of tariffs, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Minnesota and Michigan.
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

Our utilization of annual or multi-year fixed price contracts provides us a competitive advantage, as the steel industry is often viewed as volatile and subject to the market price of steel. Our fixed price contracts mitigate pricing volatility through the cycle. Approximately 30-35% of our volumes are sold under these contracts.
Our ability to source our primary feedstock domestically, and primarily internally, is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The ongoing conflict between Russia and Ukraine and the Trump administration's focus on U.S. manufactured products have displayed the importance of our North American-centric footprint, as our competitors primarily operating EAF facilities rely on imported pig iron to produce flat-rolled steel, the supply of which is expected to be disrupted. Additionally, the outcome of ongoing trade discussions could result in additional tariffs on other raw materials that could further elevate the cost structure for our competitors who import raw materials. The best example is our legacy business of producing iron ore pellets. By internally sourcing the vast majority of our iron ore pellet requirements, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
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
Our five-year contract to supply semi-finished steel slabs that was initiated in connection with the closing of the acquisition of ArcelorMittal USA concludes in December 2025. This contract has historically represented approximately 10 percent of our sales volume and has recently become unprofitable as a result of current market conditions. The conclusion of this contract provides a significant opportunity to shift sales and product mix to higher margin business and improve efficiency within our operations.
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
During 2025, we made the decision to fully or partially idle or permanently close six of our operations. We made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn Works facility. We also made the decision to permanently close Steelton, Conshohocken and Riverdale due to underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing Taconite mine in order to consume excess pellet inventory produced in 2024. Our recent changes allow us to streamline our operations and enhance efficiency, with minimal impact to our flat-rolled steel output.
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
EXPLORE STRATEGIC OPPORTUNITIES
During the third quarter of 2025, we announced that we engaged J.P.Morgan as our advisor and launched sell-side processes to explore the potential sale of certain non-core operating assets. As an American-based company with desirable assets, we are favorably positioned to potentially benefit from asset sales. In addition to non-core operating assets, we have received inbound inquiries for us to sell recently idled facilities and certain other inactive sites. We expect the net proceeds of any potential transaction would be used to pay down debt.
Also, during the third quarter of 2025, we signed a Memorandum of Understanding (the "Memorandum of Understanding") with a major global steel producer who seeks to leverage our unmatched U.S. footprint and trade-compliant operations. The Memorandum of Understanding reflects rising interest in Cliffs amid the resurgence of U.S. manufacturing and should enable smooth onboarding for downstream industrial customers moving production from the party’s home country to the United States. The potential transaction with this party is expected to be highly accretive to Cliffs shareholders. UBS is acting as financial advisor to Cliffs for the potential transaction.
Beyond steelmaking, the renewed importance of rare earths in the United States has driven us to re-focus on this potential opportunity at our upstream mining assets. We have begun to explore rare earths at our ore bodies and tailings basins and have identified two sites with key geological indicators for rare earth extraction potential. If successful, it would align Cleveland-Cliffs with the broader national strategy for critical material independence. Before we can determine the economic potential for rare-earth extraction at our properties, we will need to conduct additional technical and economic studies. There can be no assurance that rare-earth extraction at our properties will be economical.
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
We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet. We also maintain a long maturity runway with our outstanding debt, with our nearest senior notes maturities coming in 2029 (after redeeming in October 2025 all senior notes that had a maturity date in 2027), have healthy liquidity, and have approximately $3.2 billion of secured debt capacity, which supports our flexibility to navigate varied economic environments for extended periods of time.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results, net of intersegment eliminations, for the three and nine months ended September 30, 2025 and 2024 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q3 2025	Q3 2024	YTD 2025	YTD 2024	Q3 2025	Q3 2024	YTD 2025	YTD 2024	Q3 2025	Q3 2024	YTD 2025	YTD 2024	Q3 2025	Q3 2024	YTD 2025	YTD 2024

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,156	$4,013	$12,566	$13,129	(1)%	(3)%	(5)%	2%	3%	3%	—%	6%	$1,032	$1,045	$1,009	$1,116
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands of net tons)	2025	2024	% Change	2025	2024	% Change
Steel shipments by product:
Hot-rolled steel	1,484	1,400	6%	4,904	4,059	21%
Cold-rolled steel	611	635	(4)%	1,846	1,930	(4)%
Coated steel	1,178	1,078	9%	3,443	3,465	(1)%
Stainless and electrical steel	149	140	6%	426	436	(2)%
Plate	232	173	34%	652	581	12%
Slab and other steel products	375	414	(9)%	1,188	1,298	(8)%
Total steel shipments by product	4,029	3,840	5%	12,459	11,769	6%

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Steelmaking revenues by market:
Direct automotive	$1,356	$1,334	2%	$3,902	$4,411	(12)%
Infrastructure and manufacturing	1,326	1,160	14%	4,169	3,973	5%
Distributors and converters	1,288	1,317	(2)%	3,949	4,131	(4)%
Steel producers	591	608	(3)%	1,779	1,846	(4)%
Total Steelmaking revenues by market	$4,561	$4,419	3%	$13,799	$14,361	(4)%
Revenues increased by $142 million, or 3%, during the three months ended September 30, 2025, as compared to the prior-year period, primarily due to:
•An increase in revenues related to incremental tons sold attributed to the addition of Stelco (approximately $400 million); which is partially offset by
•A decrease in revenue driven by inconsistent buying behavior from service centers and other customers resulting in lower tons sold, excluding Stelco (approximately $150 million); and
•A decrease in revenue driven by the decision to indefinitely idle the Riverdale and Steelton operations due to financial underperformance at these operations (approximately $150 million).

Revenues decreased by $562 million, or 4%, during the nine months ended September 30, 2025, as compared to the prior-year period, primarily due to:
•A decrease in revenues driven by lower realized revenue rates (approximately $550 million); and
•A decrease in revenue driven by inconsistent buying behavior from automotive, service centers and other customers resulting in lower tons sold (approximately $900 million); and
•A decrease in revenue driven by the decision to indefinitely idle the Weirton, Riverdale and Steelton operations due to financial underperformance at these operations (approximately $250 million); which was partially offset by
•An increase in revenues related to incremental tons sold related to the addition of Stelco (approximately $1.2 billion).
GROSS MARGIN
Gross margin increased by $60 million during the three months ended September 30, 2025, as compared to the prior-year period, primarily due to:
•Higher steel margins driven by product mix and lower maintenance spend, partially offset by lower realized revenue rates and higher energy costs (approximately $20 million); and
•The unfavorable arbitration decision related to iron ore mining royalties that was realized in the third quarter of 2024 (approximately $70 million), which was partially offset by
•An increase in depreciation, depletion, and amortization (approximately $30 million).
Gross margin decreased by $983 million during the nine months ended September 30, 2025, as compared to the prior-year period, primarily due to:
•Lower realized revenue rates (approximately $670 million);
•An increase in depreciation and amortization expense as a result of the indefinite idling of our Conshohocken and Riverdale facilities and acquisition of Stelco (approximately $220 million); and
•An increase in idled facilities charges as a result of the operational adjustments related to our Hibbing, Minorca and Dearborn facilities (approximately $60 million).
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended September 30, 2025, increased by $20 million, as compared to the three months ended September 30, 2024, primarily due to the increased gross margin from our Steelmaking operations. Additionally, our Steelmaking Adjusted EBITDA included $123 million and $105 million of Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively.
Adjusted EBITDA from our Steelmaking segment for the nine months ended September 30, 2025, decreased by $787 million, as compared to the nine months ended September 30, 2024, primarily due to the decreased gross margin from our Steelmaking operations. Additionally, our Steelmaking Adjusted EBITDA included $378 million and $326 million of Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and nine months ended September 30, 2025, our consolidated Revenues increased by $165 million and decreased by $563 million, respectively, and our consolidated gross margin increased by $60 million and decreased by $990 million, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
RESTRUCTURING AND OTHER CHARGES AND ASSET IMPAIRMENT
As a result of the announcements to indefinitely idle two of our non-core Steelmaking operations, we recorded both Restructuring and other charges and Asset impairment. The indefinite idling of our Steelton rail production facility occurred in the second quarter of 2025, while the idling of our Weirton tinplate production facility was announced in the first quarter of 2024.
In connection with these decisions, we recorded $3 million and $92 million of Restructuring and other charges during the three and nine months ended September 30, 2025, respectively, compared to $2 million and $131 million for the three and nine months ended September 30, 2024, respectively. Additionally, Asset impairment of $39 million was recorded for the nine months ended September 30, 2025, compared to $79 million for the nine months ended September 30, 2024.
MISCELLANEOUS - NET
During the three and nine months ended September 30, 2025, Miscellaneous – net remained relatively consistent as compared to the prior-year periods. Included within Miscellaneous – net for the nine months ended September 30, 2025 is an increase of approximately $40 million of charges related to the idled facilities and severance charges, as compared to the prior-year period. This was largely offset by a decrease in currency exchange expense and various other items not individually significant.

LOSS ON EXTINGUISHMENT OF DEBT
During the nine months ended September 30, 2024, we used a portion of the net proceeds from the issuance of the 7.000% 2032 Senior Notes to repurchase $829 million in aggregate principal amount of our 6.750% 2026 Secured Senior Notes, resulting in a $27 million of Loss on extinguishment of debt for the nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, we did not repurchase any outstanding senior notes. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
INTEREST EXPENSE, NET
During the three and nine months ended September 30, 2025, our consolidated Interest expense, net increased by $51 million and $207 million, respectively, as compared to the prior-year periods. This increase is primarily due to an increase in our outstanding borrowings.
INCOME TAXES
Our effective tax rate is impacted by state and foreign income taxes as well as permanent items, such as depletion. It also is affected by discrete items that may occur in any given period but are not consistent from period to period.
During the three and nine months ended September 30, 2025, our consolidated Income tax benefit increased by $2 million and $275 million, respectively, as compared to the prior-year periods. This increase is primarily due to an increase in Loss from continuing operations before income taxes and the impact of immaterial discrete items relative to those losses.
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
The following table provides a summary of our cash flow:

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows provided (used) by:
Operating activities	$(449)	$577
Investing activities	(394)	(477)
Financing activities	853	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10	$(159)

Free cash flow[1]	$(870)	$87

[1]See "— Non-GAAP Financial Measures" for a reconciliation of our free cash flow.
CASH FLOWS
OPERATING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
Net loss	$(1,193)	$(280)	$(913)
Non-cash adjustments to net loss	709	838	(129)
Working capital:
Accounts receivable, net	(215)	258	(473)
Inventories	399	190	209
Income taxes	15	(46)	61
Pension and OPEB payments and contributions	(121)	(162)	41
Payables, accrued employment and accrued expenses	(31)	(210)	179
Other, net	(12)	(11)	(1)
Total working capital	35	19	16
Net cash provided (used) by operating activities	$(449)	$577	$(1,026)

The variance was primarily driven by:
•A $1.0 billion decrease in net loss after adjustments for non-cash items primarily due to lower gross margins resulting from a decrease in selling prices for our steel products as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results; and
•A $473 million decrease in cash primarily as a result of volatility in average selling price. Lower average selling prices at the end of 2024, which increased throughout the first three quarters of 2025, led to higher outstanding accounts receivable balances at September 30, 2025. In contrast, higher average selling prices at the end of 2023, which decreased throughout the first three quarters of 2024, led to lower outstanding accounts receivable balances at September 30, 2024. Such decrease in cash was partially offset by
•A $209 million increase in cash primarily related to a reduction in raw material inventories, including iron ore pellets and coke, during the first three quarters of 2025; and
•A $179 million increase in cash primarily as a result of lower incentive-based compensation paid in the first three quarters of 2025, as compared to the prior-year period.
INVESTING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
Purchase of property, plant and equipment	$(421)	$(490)	$69
Other investing activities	27	13	14
Net cash used by investing activities	$(394)	$(477)	$83
Our cash used for capital expenditures during the nine months ended September 30, 2025 was $69 million less as compared to the prior-year period. Our cash used for capital expenditures primarily relates to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. Included within cash used for capital expenditures was $3 million related to our non-owned SunCoke Middletown VIE for the nine months ended September 30, 2025, compared to $20 million for the nine months ended September 30, 2024.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $700 million, which primarily consists of sustaining capital spend.
FINANCING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
Net proceeds of senior notes	$1,700	$576	$1,124
Net borrowings (repayments) under credit facilities	(713)	47	(760)
Repurchase of common shares	—	(733)	733
Other financing activities	(134)	(149)	15
Net cash provided (used) by financing activities	$853	$(259)	$1,112
The variance was primarily driven by:
•An increase in proceeds from senior notes offerings of $1.1 billion during the nine months ended September 30, 2025 related to the issuance of an aggregate principal amount of $1.7 billion of our 7.500% Senior Notes due 2031 and 7.625% Senior Notes due 2034; and
•The repurchase of 37.9 million common shares during the nine months ended September 30, 2024, while no shares were repurchased during the nine months ended September 30, 2025; which was partially offset by
•An increase in repayments under our credit facilities primarily as a result of temporarily paying down our ABL Facility with a portion of the net proceeds from the 7.625% 2034 Senior Notes issuance in September 2025, prior to redeeming in October 2025 all $685 million aggregate principal amount of our senior notes that had maturity dates in 2027 with the remaining net proceeds from the 7.625% 2034 Senior Notes issuance in September 2025.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under the ABL Facility and access to capital markets. Cash and cash equivalents, which totaled $66 million as of September 30, 2025, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility equated to $3.1 billion in liquidity as of September 30, 2025.
On February 6, 2025, we issued $850 million aggregate principal amount of 7.500% Senior Notes due 2031 at par. The net proceeds from this offering were used for general corporate purposes, including repayment of borrowings under our ABL Facility.

On September 8, 2025, we issued $850 million aggregate principal amount of 7.625% Senior Notes due 2034 at par. On October 3, 2025, a portion of the net proceeds from this offering, which were initially utilized to pay down our ABL Facility, was used to redeem all $685 million in aggregate principal amount of our 5.875% 2027 Senior Notes, 7.000% 2027 Senior Notes and 7.000% 2027 AK Senior Notes. The remaining net proceeds from this offering were used to repay borrowings under our ABL Facility.
On October 10, 2025, we issued an additional $275 million aggregate principal amount of our 7.625% Senior Notes due 2034 at 102.750% of their principal amount. The net proceeds of this offering were used to repay borrowings under our ABL Facility.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion, including a $500 million multicurrency sub-facility, a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. As of September 30, 2025, outstanding letters of credit totaled $63 million, which reduced availability. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of September 30, 2025, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured debt, if we elect to access the debt capital markets. We currently have approximately $3.2 billion of secured debt capacity. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future. However, our ability in the future to issue additional debt could be limited by market conditions. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We also have the potential to generate liquidity from the sale of non-core assets. In addition to non-core operating assets, we have received inbound inquiries for us to sell recently idled facilities and certain other inactive sites.
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

The following table provides a reconciliation of our Net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net loss	$(234)	$(232)	$(1,193)	$(280)
Less:
Interest expense, net	(153)	(102)	(442)	(235)
Income tax benefit	78	76	375	100
Depreciation, depletion and amortization	(288)	(235)	(963)	(693)
Total EBITDA	129	29	(163)	548
Less:
EBITDA from noncontrolling interests[1]	23	20	61	56
Idled facilities charges	3	(2)	(245)	(219)
Acquisition-related costs	—	(14)	(1)	(14)
Changes in fair value of derivatives, net	(10)	(7)	(34)	(7)
Currency exchange	(20)	—	26	—
Loss on extinguishment of debt	—	—	—	(27)
Arbitration decision	—	(71)	—	(71)
Severance	(5)	(10)	(25)	(13)
Other, net	(5)	(9)	(3)	(11)
Total Adjusted EBITDA	$143	$122	$58	$854

1 EBITDA from noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$17	$12	42	33
Depreciation, depletion and amortization	6	8	19	23
EBITDA from noncontrolling interests	$23	$20	$61	$56

[2] Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Adjusted EBITDA:
Steelmaking	$129	$111	$20	$807
Other Businesses	12	8	38	43
Intersegment Eliminations	2	3	—	4
Total Adjusted EBITDA	$143	$122	$58	$854
FREE CASH FLOW
Free cash flow is a non-GAAP measure defined as operating cash flow less purchase of property, plant and equipment. Management believes it is an important measure to assess the cash generation available to service debt, strategic initiatives or other financing activities.
The following table provides a reconciliation of our Net cash provided (used) by operating activities to free cash flow:

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided (used) by operating activities	$(449)	$577
Purchase of property, plant and equipment	(421)	(490)
Free cash flow	$(870)	$87
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of September 30, 2025 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2025. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2025.
As of September 30, 2025, the guarantee of a Guarantor subsidiary with respect to the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	September 30, 2025	December 31, 2024
Current assets	$6,370	$6,463
Non-current assets	11,562	11,856
Current liabilities	(3,876)	(4,160)
Non-current liabilities	(9,829)	(9,232)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Nine Months Ended
(In millions)	September 30, 2025
Revenues	$12,973
Cost of goods sold	(13,569)
Loss from continuing operations	(980)
Net loss	(980)
Net loss attributable to Cliffs shareholders	(980)

The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	September 30, 2025	December 31, 2024
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$741	$755
Accounts payable	(1,049)	(1,279)

Balances with other related parties:
Accounts receivable, net	$11	$9
Accounts payable	(13)	(20)
Additionally, for the nine months ended September 30, 2025, the obligated group had Revenues of $64 million and Cost of goods sold of $56 million, in each case, with other related parties.
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
Our strategy to address price fluctuations related to the selling price of our products has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time, we also utilize sales swaps to manage our exposure to HRC price fluctuations in the average selling price of our products.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of September 30, 2025, due to a 10% and 25% change in the market price of each of the hedge contracts:

Contract Type (In millions)	10% Change	25% Change
Natural gas	$48	$120
Electricity	11	28

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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the nine months ended September 30, 2025, we concluded that there were no additional triggering events resulting in the need for an impairment assessment except for the announcement of the indefinite idle of our Steelton rail production facility, which resulted in a $34 million impairment charge to Property, plant and equipment, net for the nine months ended September 30, 2025.
The triggering events discussed above related to goodwill additionally apply to testing for potential impairment of other long-lived assets, including property, plant and equipment and/or intangible assets.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Canada, which could impact our financial condition. Foreign exchange rate risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Stelco subsidiaries is the Canadian dollar. Specifically, we are primarily exposed to fluctuations in foreign currency rates in relation to an intercompany note with our Stelco subsidiary that is denominated in the Canadian dollar. Changes in the Canadian dollar exchange rate may result in volatility in our financial condition due to the routine remeasurement of this note. As of September 30, 2025, a 1% change in the Canadian dollar foreign currency exchange rate would result in a $9 million change in currency exchange income (expense). Additionally, we engage in routine transactions denominated in foreign currencies, such as the purchases of goods and services. However, the potential impact of these transactions to our financial condition is significantly less than the potential impact of the routine remeasurement of the intercompany note.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of September 30, 2025, we had $847 million of outstanding borrowings under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the September 30, 2025 borrowing level would result in a change of $9 million to interest expense on an annual basis.
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
•our ability to consummate any public or private acquisition or divestiture transactions and the transactions contemplated by the Memorandum of Understanding and to realize any or all of the anticipated benefits or estimated future synergies, including any expected accretion, as well as to successfully integrate any acquired businesses into our existing businesses;
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
•our ability to complete the requisite technical and economic studies to determine the economic potential for extraction of rare earths at our properties, and the risk that rare-earth extraction at our properties may be uneconomical; and
•potential significant deficiencies or material weaknesses in our internal control over financial reporting.
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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
U. S. Steel – Nippon Steel Litigation. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, on January 6, 2025, U. S. Steel, Nippon Steel Corporation and Nippon Steel North America, Inc. (together with Nippon Steel Corporation, "Nippon Steel") filed a complaint in the United States District Court for the Western District of Pennsylvania against Cleveland-Cliffs Inc., Lourenco Goncalves and David McCall, the International President of the USW. The plaintiffs' lawsuit was filed in the immediate aftermath of former President Biden's issuance of an executive order blocking a proposed merger of U. S. Steel and Nippon Steel on national security grounds. The plaintiffs alleged that the defendants entered into an unlawful agreement to oppose the sale of U. S. Steel to any buyer other than Cliffs. The plaintiffs also alleged that Cliffs and Mr. Goncalves, with the assistance and support of the USW, monopolized or attempted to monopolize the markets for NOES, GOES, iron ore pellets and exposed automotive steel in North America in violation of federal antitrust laws. The plaintiffs further alleged that the defendants violated and conspired to violate federal anti-racketeering laws by pursuing their alleged scheme to force U. S. Steel into an acquisition by Cliffs and monopolize the aforementioned markets. Finally, the plaintiffs alleged that the defendants' speech and actions against U. S. Steel's proposed acquisition by Nippon Steel constituted tortious interference with existing and prospective business relations. In addition to their claims for monetary relief, which included claims for treble and punitive damages, the plaintiffs sought a preliminary injunction enjoining the defendants' alleged activities against the plaintiffs' proposed merger. On September 3, 2025, U. S. Steel and Nippon Steel voluntarily dismissed their lawsuit against Cliffs, Mr. Goncalves and Mr. McCall with prejudice. In connection with the termination of this lawsuit, the parties entered into a settlement agreement providing for the full release of the defendants and involving no exchange of financial consideration.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - 31, 2025	2,794	$8.19	—	$1,375,931,379
August 1 - 31, 2025	1,437	$10.68	—	$1,375,931,379
September 1 - 30, 2025	501	$11.79	—	$1,375,931,379
Total	4,732	$9.33	—

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

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-09844, unless otherwise indicated.

Exhibit Number	Exhibit
4.1	Indenture, dated as of September 8, 2025, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 7.625% Senior Guaranteed Notes due 2034 (filed herewith).
4.2	First Supplemental Indenture, dated as of October 10, 2025, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed herewith).
22	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 5.875% 2027 Senior Notes, the 7.000% 2027 Senior Notes, the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 22, 2025 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of October 22, 2025 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 22, 2025 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of October 22, 2025 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Loss, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	October 22, 2025