Form 10-K
period 2025-12-31
CLEVELAND-CLIFFS INC.
filed 2026-02-09
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes  ☒           No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes  ☐            No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒            No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes  ☒            No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐           No  ☒

As of June 30, 2025, the aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing price of $7.60 per share as reported on the New York Stock Exchange — Composite Index, was $3,695,647,401 (excluded from this figure are the voting shares beneficially owned by the registrant’s directors and executive officers).
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 570,390,499 as of February 9, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 annual meeting of shareholders are incorporated by reference into Part III.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” “Cleveland-Cliffs” and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency, unless otherwise stated.

Abbreviation or acronym	Term
2021 Equity Plan	Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan
A&R 2015 Equity Plan	Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA of noncontrolling interests, idled facilities charges, changes in fair value of derivatives, net, currency exchange, severance, loss on extinguishment of debt, gain on sale of business, loss on disposal of assets, amortization of inventory step-up, acquisition-related costs, goodwill impairment, arbitration decision and other, net
AI	Artificial intelligence
AK Steel	AK Steel Holding Corporation (n/k/a Cleveland-Cliffs Steel Holding Corporation) and its consolidated subsidiaries, including AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation), its direct, wholly owned subsidiary, collectively, unless stated otherwise or the context indicates otherwise
AM USA Transaction	The acquisition of substantially all of the operations of the former ArcelorMittal USA LLC, its subsidiaries and certain affiliates, collectively, consummated on December 9, 2020
AOCI	Accumulated other comprehensive income (loss)
Arrangement Agreement	Arrangement Agreement, by and between Stelco Holdings Inc., 13421422 Canada Inc. and Cleveland-Cliffs Inc., dated July 14, 2024, in respect of the Stelco Acquisition
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of Cleveland-Cliffs Inc.
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
Clean Water Act	Federal Water Pollution Control Act
CN	Canadian National Railway Company
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Organization Committee of the Board
Directors’ Plan	Cleveland-Cliffs Inc. 2021 Nonemployee Directors’ Compensation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
Empire	Iron ore mining property owned by Empire Iron Mining Partnership, an indirect, wholly owned subsidiary of Cliffs
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974, as amended
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fe	Iron
FeT	Total iron
FPT	Ferrous Processing and Trading Company, including certain related entities
FPT Florida	Miami Scrap Services LLC and FPT Florida, LLC (together with its subsidiaries), which were sold to S A Recycling, LLC on December 5, 2025
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HAP	Hazardous air pollutant
1 | CLF 2025 FORM 10-K

Abbreviation or acronym	Term
HBI	Hot briquetted iron
Hibbing	Iron ore mining property owned by Hibbing Taconite Company, an unincorporated joint venture between subsidiaries of Cliffs and U. S. Steel
HRC	Hot-rolled coil steel
HVAC	Heating, ventilation and air conditioning equipment
IAM	International Association of Machinists and Aerospace Workers
Inflation Reduction Act	Inflation Reduction Act of 2022
ISO	International Organization for Standardization
IT	Information technology
LIFO	Last-in, first-out
LoM	Life-of-mine
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
Minorca	Iron ore mining property owned by Cleveland-Cliffs Minorca Mine Inc., an indirect, wholly owned subsidiary of Cliffs
MMBtu	Million British Thermal Units
MPCA	Minnesota Pollution Control Agency
MSHA	Mine Safety and Health Administration of the U.S. Department of Labor
NAV	Net asset value
Net ton (nt)	2,000 pounds
NOL	Net operating loss
NOES	Non-oriented electrical steel
Northshore	Iron ore mining property owned by Northshore Mining Company, a direct, wholly owned subsidiary of Cliffs
NPDES	National Pollutant Discharge Elimination System, authorized by the Clean Water Act
OPEB	Other postretirement benefits
OSHA	Occupational Safety and Health Administration of the U.S. Department of Labor
POSCO	POSCO Holdings Inc., a publicly traded South Korean steel manufacturer headquartered in Pohang, South Korea
QA/QC	Quality assurance/quality control
QP	Qualified person, within the meaning set forth in Item 1300 of Regulation S-K
RCRA	Resource Conservation and Recovery Act
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Securities Act	Securities Act of 1933, as amended
SLR	SLR Consulting US LLC (f/k/a SLR International Corporation)
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
Stelco	Stelco Holdings Inc., a Canadian corporation, and its consolidated subsidiaries, collectively, unless stated otherwise or the context indicates otherwise, which continues as Stelco Inc. following the amalgamation of Stelco Holdings Inc., Stelco Inc. and 13421422 Canada Inc. effective November 8, 2024
Stelco Acquisition	The acquisition of all of the outstanding common shares of Stelco Holdings Inc. by the Company, as provided for in the Arrangement Agreement
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
Tilden	Iron ore mining property owned by Tilden Mining Company L.C., an indirect, wholly owned subsidiary of Cliffs
TMDL	Total maximum daily load
TSR	Total shareholder return
U. S. Steel	United States Steel Corporation and its subsidiaries, collectively, unless stated otherwise or the context indicates otherwise
UAW	United Auto Workers
United	Iron ore mining property owned by United Taconite LLC, an indirect, wholly owned subsidiary of Cliffs
USMCA	United States-Mexico-Canada Agreement
2 | CLF 2025 FORM 10-K

Abbreviation or acronym	Term
USW	United Steelworkers
VEBA	Voluntary employee benefit association trusts
VIE	Variable interest entity
WLT	Wet long ton
3 | CLF 2025 FORM 10-K

PART I

ITEM 1. BUSINESS
INTRODUCTION
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling and tubing. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our operations in the United States and Canada.
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
Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for our automotive-grade steel is expected to be healthier in the coming years as a result of government support for domestically produced vehicles, the further shift away from other metals such as aluminum, declining interest rates, low unemployment rate, and the replacement of older vehicles. As an established and reliable supplier of domestically produced automotive-grade steel, we expect customers to continue to look to us to serve increased demand in the coming years.
Since becoming a steel company in 2020, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of our 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expenses in 2023, which continued throughout 2024 and 2025. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.
Our ability to source our primary feedstock domestically, and primarily internally, is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The ongoing conflict between Russia and Ukraine, along with other global tensions, and the Trump administration's focus on U.S. manufacturing, have displayed the importance of our North American-centric footprint, as our competitors primarily operating EAF facilities rely on imported pig iron to produce flat-rolled steel, the supply of which, from time-to time, has been disrupted. The best example is our legacy business of producing iron ore pellets. By internally sourcing the vast majority of our iron ore pellet requirements, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
We believe we offer the most comprehensive flat-rolled steel product selection in the industry, along with several complementary products and services. A sampling of our offering includes advanced high-strength steel, hot-dipped galvanized, aluminized, galvalume, electrogalvanized, galvanneal, HRC, cold-rolled coil, plate, GOES, NOES, stainless steels, tool and die, stamped components and slabs. Across the quality spectrum and the supply chain, our customers can frequently find the solutions they need from our product selection.
We are a leading producer of electrical steels in the U.S., which we believe will be critical for the modernization of the electrical grid. Distribution transformers are critical to the maintenance and expansion of America’s electric grid. Transformers are in short supply, and that shortage stifles economic growth across the country. The shortage will continue to be exacerbated by the anticipated widespread adoption of AI in virtually all sectors of the economy, which will exponentially increase the consumption of electricity in the U.S. and worldwide. Because of these industry dynamics and our current customer base, our electrical steel business is expected to continue to achieve strong profitability in the coming years.
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
One of our most critical strengths that differentiates us from others in our industry is a unique and powerful partnership with our unionized workforce, particularly the USW. With over 18,000 employees subject to collective bargaining agreements, our strong and productive labor relationships are key to our long-term success and allow us to work together in achieving our goals. A clear
4 | CLF 2025 FORM 10-K

example of the strength of our relationship is how we partner together to fight against dumped and illegally subsidized imported steel products. Our deep alignment with our represented employees is also recognized by our political leaders, who often publicly support us as a significant employer of a unionized workforce with a track record of working to maintain and increase middle class jobs.
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
Our five-year contract to supply semi-finished steel slabs that was initiated in connection with the closing of the AM USA Transaction expired on December 9, 2025. This contract historically represented approximately 10 percent of our sales volume and was unprofitable in 2024 and 2025. The conclusion of this contract provides a significant opportunity to shift sales and product mix to higher margin business and improve efficiency within our operations.
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
During 2025, we made the decision to fully or partially idle, or permanently close, six of our operations. We made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn facility. We also made the decision to permanently close our Steelton, Conshohocken and Riverdale facilities due to underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing mine in order to consume excess pellet inventory produced in 2024. Our recent changes allow us to streamline our operations and enhance efficiency, with minimal impact to our flat-rolled steel output.
EXPLORE STRATEGIC OPPORTUNITIES
During the third quarter of 2025, we signed a Memorandum of Understanding (the “Memorandum of Understanding”) with POSCO, Korea's largest steelmaker and the world's third largest steelmaker outside of China, who seeks to leverage our unmatched U.S. footprint and trade-compliant operations to support and grow its established U.S. customer base while ensuring that its products meet U.S. trade and origin requirements. The Memorandum of Understanding reflects rising interest in Cliffs amid the resurgence of U.S. manufacturing and should enable smooth onboarding for downstream industrial customers moving production from South Korea to the U.S. The potential transaction with POSCO is expected to be highly accretive to our shareholders. UBS is acting as our financial advisor for the potential transaction.
Also, during the third quarter of 2025, we announced that we engaged J.P. Morgan as our advisor and launched sell-side processes to explore the potential sale of certain non-core operating assets. As an American-based company with desirable assets, we are favorably positioned to potentially benefit from asset sales. In addition to non-core operating assets, we have received inbound inquiries for us to sell recently idled facilities and certain other inactive sites. We expect the net proceeds of any potential transaction to be used to pay down debt.
Beyond steelmaking, the renewed importance of rare earths in the U.S. has driven us to re-focus on this potential opportunity at our upstream mining assets. We have begun to explore rare earths at our ore bodies and tailings basins and have identified two sites with key geological indicators for rare-earth extraction potential. If successful, it would align us with the broader national strategy for critical material independence. Before we can determine the economic potential for rare-earth extraction at our properties, we will need to conduct additional technical and economic studies, and there can be no assurance that rare-earth extraction at our properties will be economical.
CAPTURE SYNERGIES FROM RECENT ACQUISITIONS
On November 1, 2024, we completed the Stelco Acquisition. The Stelco Acquisition confirmed our commitment to and leadership in integrated steel production in North America and strengthened our cost position by incorporating one of the lowest cost flat-rolled steelmaking assets in North America within our footprint. The Stelco Acquisition expanded our existing presence in Canada and diversified our customer base in Canada across service centers, construction and other industrial end markets with higher volumes of spot sales. As a result of the Stelco Acquisition, our exposure to the North American spot market doubled, giving us further insight into spot market dynamics and diversifying our customer base toward spot customers.
5 | CLF 2025 FORM 10-K

We have demonstrated a consistent track record of exceeding our initial synergy estimates associated with value-enhancing transactions through mergers and acquisitions. With our proven ability to integrate acquired assets and capture synergies, significant synergy opportunities from the Stelco Acquisition were identified and achieved, including asset and capital expenditure optimization, procurement savings, selling, general and administrative expenses, duplicative public company costs and other opportunities.
IMPROVE FINANCIAL FLEXIBILITY
Given the cyclicality of our business, it is important to us to be in the financial position to easily withstand economic cycles and be opportunistic when attractive strategic opportunities arise. Since becoming a steel company in 2020, we have demonstrated our ability to generate healthy free cash flow and use it to reduce substantial amounts of debt, return capital to shareholders, and make investments to both improve and grow our business.
We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet. We also maintain a long maturity runway with our outstanding debt, with our nearest senior note maturities coming in 2029, have healthy liquidity consisting of cash and availability under our ABL Facility of $3.3 billion as of December 31, 2025, and have approximately $3.2 billion of secured note capacity, which supports our flexibility to navigate varied economic environments for extended periods of time.
ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
We remain committed to operating our business in a more environmentally responsible manner.
In May 2024, we announced our commitment to achieve new GHG emissions reduction targets after we successfully achieved our prior commitment set in 2021 to reduce Scope 1 (direct emissions) and Scope 2 (indirect emissions from purchased electricity or other forms of energy) GHG emissions by 25% by 2030, relative to 2017 levels, well ahead of our 2030 target year. Our goals set forth below, relative to 2023 levels, include:
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
Additionally, we have made significant progress in reducing our emissions on a per ton basis. Since 2020, we have reduced our average Scope 1 and 2 emissions of integrated mills from 1.82 to 1.58 metric tons of carbon dioxide equivalent per metric ton of crude steel produced in 2024, which is significantly lower than the global industry average.
We have partnered with the DOE to advance capital projects that support decarbonization and energy efficiency. These include equipment upgrades at our Butler and Middletown facilities, each of which will support our environmental sustainability efforts.
BUSINESS OPERATIONS
We have a vertically integrated portfolio, which begins at the mining stage and goes all the way through the manufacturing of steel products, including stamping, tooling and tubing. We have the unique advantage as a steel producer of being fully or partially self-sufficient with our production of raw materials for steel manufacturing, which includes iron ore pellets, HBI, scrap, coking coal and coke. We are organized into four operating segments based on the differentiated products – Steelmaking, Tubular, Tooling and Stamping, and European Operations. We primarily operate through one reportable segment – the Steelmaking segment.
Our primary steel producing and finishing facilities are located across Indiana, Michigan, Ohio, Pennsylvania and Ontario. We currently operate seven blast furnaces and four EAFs with the configured capability of producing approximately 20.0 million net tons of raw steel annually. Raw steel is generally cast into slabs and finished based on customer specifications. Finishing is completed on site at our integrated operations or at one of our standalone finishing facilities.
Ferrous raw materials for the production of steel are primarily internally sourced from our iron ore mines in Michigan and Minnesota, our direct reduction plant in Ohio, and our scrap facilities in Illinois, Michigan, Mississippi, Ohio, Tennessee and Ontario. We also operate a coal mining complex in West Virginia and produce coke from our facilities in Indiana, Ohio, Pennsylvania and Ontario.
Our Other Businesses primarily includes the Tubular and Tooling and Stamping operating segments that provide customer solutions with carbon and stainless steel tubing products, advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies.
Refer to Part I – Item 2. Properties for additional information.
6 | CLF 2025 FORM 10-K

PRODUCTS AND MARKETS

2025 Product Mix (By Revenue)	Primary Products as of December 31, 2025

◦HOT-ROLLED	◦STAINLESS AND ELECTRICAL	◦OTHER
◦COLD-ROLLED		◦Scrap
◦COATED	◦GOES	◦Iron Ore
◦Aluminized	◦NOES	◦HBI
◦Electrogalvanized	◦Auto Chrome	◦Coal
◦Galvalume	◦PLATE	◦Coke
◦Galvanneal	◦SLAB AND OTHER STEEL PRODUCTS	◦NON-STEELMAKING
◦Hot-dipped Galvanized		◦Stamped Components
◦Tool and Die
◦Tubing
As a fully integrated steel enterprise, we have a comprehensive portfolio of steel solutions. We primarily sell our products to customers in four broad market categories. The following table presents the percentage of our revenues to each of these markets during the year:

Market	Primary Products Sold to End Market	2025	2024
Direct automotive	Cold-rolled, galvanized, aluminized, NOES and stainless	30%	32%
Infrastructure and manufacturing	Hot-rolled, cold-rolled, galvanized, plate, GOES, stainless and rail	29%	27%
Distributors and converters	All grades of steel	28%	28%
Steel producers	Slab, scrap, iron ore, HBI, coal and coke	13%	13%
We sell our products principally to customers in North America. We sell approximately 35-40% of our flat-rolled steel shipments under fixed price contracts. These contracts are typically annual or multi-year in duration and expire at various times throughout the year. Some of these contracts have a surcharge mechanism that passes through certain changes in input costs. The remaining portion of our flat-rolled steel shipments are sold based on the spot market at prevailing market prices or under contracts that involve variable pricing that is tied to an independently published steel index.
AUTOMOTIVE MARKET
We specialize in manufacturing difficult-to-produce and high-quality steel products with demanding delivery performance and first-class customer technical support. Through our collaborative relationships with automotive producers, we develop breakthrough steel solutions that help our customers meet their product requirements. A prime example of our ability to help our customers through research and development occurred during the fourth quarter of 2025 when we successfully completed a production trial in collaboration with a major automotive customer, where our steel was stamped into exposed parts with no defects using the customer's existing aluminum-forming equipment. After the successful production trial, we moved to routine production and delivery of regular orders to the customer. The quality of our steel is appealing to end users because of its strength, surface quality and formability. EAF producers’ equipment is designed to utilize scrap as their main feedstock, which often contains high residual or impure content, limiting their product capabilities. The exacting requirements for servicing the automotive market generally allows for higher selling prices for products sold to that market than for the commodity types of steel sold to other markets.
The largest end user for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. During 2025, North American light vehicle production was 15.3 million units, down from 15.4 million units in 2024 and well below pre-COVID levels of approximately 17 million units. North American light vehicle production in 2026 and beyond is expected to remain at or above 15 million units annually. Additionally, the average age of light vehicles on the road in the U.S. is at an all-time high of 12.8 years, which should support demand as older vehicles need to be replaced. Furthermore, we expect the 25% tariff on imports of automobiles and certain automobile parts, which were implemented during 2025, to lead to increased demand for domestically produced vehicles that consume domestically made steel. We also expect that a declining interest rate environment would increase demand for vehicles in the U.S. as consumers have been cautious due to elevated interest rates. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from healthier domestic vehicle production over the coming years as we continue to be an established and reliable supplier.
Furthermore, during 2025, consumer demand for sport utility vehicles, trucks and crossovers continued to increase, while demand for smaller sedans and compact cars declined. We benefit from intentionally targeting larger vehicle platforms to take advantage of consumer preferences, and we have focused on and have been successful in supplying sizeable portions of numerous large vehicle platforms. As a result, a significant portion of the automotive steel that we sell is used to produce these popular larger vehicles. In addition to benefiting from our exposure to consumers’ strong demand for larger vehicles, these vehicles also typically contain a higher volume of steel than smaller sedans and compact cars, providing us the opportunity to sell a higher volume of our steel products.
7 | CLF 2025 FORM 10-K

Automotive manufacturers continue to explore opportunities to develop vehicles that are lighter in weight. We collaborate with our automotive customers and their other suppliers to develop innovative solutions using our developments in light weighting, efficiency, and material strength and formability across our extensive product portfolio, in combination with our automotive stamping and tube-making capabilities. We believe we offer steel products that are stronger, less expensive, have competitive weight savings, are easier to repair and are more environmentally friendly than alternative materials. In addition, recent disruptions in the aluminum supply chain have begun to push auto manufacturers to source incremental steel from us.
During 2025, the car market saw record EV sales in the United States, with continued increased demand expected during 2026. Many motors used in EVs being sold in the U.S. today are imported from foreign suppliers, but more local sourcing and manufacturing of motors is expected to occur in the future. As a leading producer in North America of high-efficiency NOES, which is a critical component of EV motors, we are positioned to potentially benefit from the growth of EV sales going forward. We believe our strong foundation in electrical steels and long-standing relationships with automotive manufacturers and their other suppliers will provide us with an advantage in this market as it continues to grow and mature. Likewise, growing customer adoption of EVs may also increase demand for improvements in the electric grid to support higher demand for more extensive battery charging infrastructure, which our GOES could support.
The majority of our sales to the automotive market are under annual or multi-year fixed price contracts.
INFRASTRUCTURE AND MANUFACTURING MARKET
We sell a variety of our steel products, including hot-rolled, cold-rolled, galvanized, plate, stainless and electrical, to the infrastructure and manufacturing market. This market includes sales to manufacturers of HVAC, appliances, power transmission and distribution transformers, border wall materials, storage tanks, ships, railcars, wind towers, machinery parts, heavy equipment and military armor. Domestic construction activity and the replacement of aging infrastructure directly affect sales of steel to this market. We expect steel demand to grow, as tariffs support demand for domestically produced steel, end-user demand improves, interest rates continue to decline, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized.
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
The price for domestic HRC, the most significant index in driving the revenues and profitability of our Steelmaking segment, averaged $851 per net ton for 2025, compared to $772 per net ton for 2024. The significant increase was primarily driven by the implementation of steel tariffs, which help support domestic steel pricing and increase demand for domestically produced steel.
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
The price of busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., averaged $424 per long ton during 2025, which remained well above the historical ten-year average of approximately $385 per long ton. We expect the price of busheling scrap to remain elevated above historical averages in the coming years due to the continued decline of prime scrap generation and the growth of EAF capacity in the U.S., along with a push for expanded scrap use globally.
Third-party slab sales were historically a large component of sales to this market, which were primarily made under a long-term supply agreement that was initiated in connection with the closing of the AM USA Transaction. Under the terms of the contract, we supplied approximately 1.5 million tons of slab annually, with pricing directly linked to the Brazilian slab export price, which was negatively impacted in 2025 by tariffs. The contract expired on December 9, 2025, and we have since shifted sales to products with higher profit margins.
APPLIED TECHNOLOGY, RESEARCH AND DEVELOPMENT
The utilization of our research and development capabilities has allowed us to introduce new steel products to the marketplace. Our research and development activities provide us the ability to offer a broad range of steel products, improve existing products and processes and develop new ones. As part of our underlying strategy to maintain and improve our product, service and technical capabilities, research and innovation spend totaled $22 million and $27 million in 2025 and 2024, respectively.
8 | CLF 2025 FORM 10-K

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
A prime example of our ability to help our customers through research and development occurred during the fourth quarter of 2025, when we successfully completed a production trial in collaboration with a major automotive customer, where our steel was stamped into exposed parts with no defects using the customer's existing aluminum-forming equipment. The trial marked a significant milestone in demonstrating that our steel can effectively replace aluminum in critical automotive applications without the need for costly retooling. Our ongoing innovation efforts showcase the advanced technical capabilities behind our world-class products.
COMPETITION
Our Steelmaking segment primarily competes with domestic and foreign producers of flat-rolled carbon, plate, stainless and electrical steels, carbon and stainless tubular products, aluminum, carbon fiber, concrete and other materials that may be used as a substitute for flat-rolled steels in manufactured products. Our Tooling and Stamping and Tubular Components businesses both compete against other niche downstream business in highly fragmented markets.
The steel industry is often viewed as volatile and is subject to the market price of steel. Market pricing can be adversely impacted from foreign competition selling steel products into the U.S. at unfair discounts and the oversupply of steel products within the domestic market from both domestic and foreign competition. During 2025, President Trump implemented 50% Section 232 tariffs on steel imports from all major steel producing countries, which we believe will support a healthy domestic steel industry for years to come. Additionally, we utilize fixed price contracts to reduce volatility from market pricing, which provides us stability on a large portion of our business when market pricing is volatile.
Price, quality, on-time delivery, customer service, technical expertise, and product innovation are the primary competitive factors in the steel industry and vary in importance according to the product category and customer requirements. Steel producers that sell to the automotive market are required to meet strict and high-quality product specifications that demand strong technical capabilities, investment in capital and other resources to manage inventory, customer service, and research and development. As a leading supplier of steel to the automotive industry in North America, we continue to meet all the requirements needed to serve the automotive industry and maintain or increase our position as an industry leader going forward. Significant capital investments in equipment, technology and other resources that would effectively replicate our processes would be required for certain competitors to meet all the demands required of the automotive industry.
The steel industry has faced competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that are lighter in weight. To address automotive manufacturers’ light weighting needs that the aluminum industry is targeting, we have developed advanced high-strength steel grades that we believe provide weight savings similar to aluminum, while being stronger, less costly, easier to repair, more sustainable and more environmentally friendly. Aluminum penetration has been primarily limited to specific automotive applications, such as outer panels and closures, rather than entire body designs. In addition, our automotive customers who continue to use steel, as opposed to aluminum and other alternative materials, are able to depend on a more reliable supply chain in comparison to aluminum, which experienced major supply chain disruptions in 2025, including 50% tariffs and a major fire at a U.S.-based aluminum producer.
EAFs comprise over 70% of steel production and more than 50% of flat-rolled steel production in the U.S. The primary raw materials used by EAFs include scrap metal and ore based metallics, which have unpredictable and often volatile pricing. Additionally, the availability of these materials can be unreliable, as most of our competitors rely on imported ore based metallics. Due to recently completed and further announced flat-rolled EAF capacity additions in the U.S., and increasing focus on industry decarbonization, we expect the price of scrap to remain elevated over historical averages, providing our integrated footprint a competitive cost advantage. Our integrated facilities utilize domestic and primarily internally sourced iron ore as the primary feedstock, which allows us to produce high-quality products with low residual content. We also possess the breadth and depth of customer service, technical support, and research and development necessary to supply the demanding needs of the automotive industry and other demanding end markets. The additional capacity from domestic EAF competition could displace imports as the U.S. remains the largest net importer of steel in the world, and steel tariffs implemented by President Trump should support healthy demand for domestically produced steel for years to come.
Domestic steel producers can face significant competition from foreign producers. In certain instances, these foreign producers are able to sell products in the U.S. at prices substantially lower than domestic producers. Depending on the country of origin, these reasons may include government subsidies; illegal dumping; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; less stringent safety requirements; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. During 2025, President Trump implemented 50% steel tariffs on all major steel producing countries to combat unfair competition from foreign steel producers and support a healthy domestic steel industry. The USMCA melted and poured requirements further mitigate the impact of imported steel by ensuring that qualifying products are produced from steel melted and poured within North America, thereby limiting the use of foreign substrate. In 2025, finished steel imports decreased 17% compared to the prior year, as the tariffs made imports less attractive. Disparity between domestic and foreign steel prices or modifications to trade policies on imported steel by government authorities could directly or
9 | CLF 2025 FORM 10-K

indirectly impact import levels in the future. Import levels are also affected to varying degrees by the relative level of steel production in China and other countries, the strength of demand for steel outside the U.S., and the relative strength or weakness of the U.S. dollar against various foreign currencies. Imports of finished steel into the U.S. accounted for 18% of domestic steel market consumption in 2025, down from 23% in 2024.
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
In the construction and operation of our facilities, substantial costs have been and will continue to be incurred to comply with regulatory requirements and avoid undue effect on the environment. In 2025, 2024 and 2023, our capital expenditures relating to environmental matters totaled $66 million, $67 million and $66 million, respectively. Our current estimate for capital expenditures for environmental control facilities in 2026 is approximately $71 million for various water treatment, air quality, dust control, tailings management and other miscellaneous environmental projects. Additionally, we expect capital expenditures for environmental control facilities for each of 2027 and 2028 to be generally in line with 2026's estimated spending.
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
There are, however, several notable proposed or recently promulgated rulemakings or activities that could have a material adverse impact on our facilities in the future depending on their ultimate outcome: changes to National Emission Standards for Hazardous Air Pollutants in the taconite, integrated iron and steel, lime, and coke sectors; climate change and GHG regulations; changes to the National Ambient Air Quality Standards for particulate matter; changes to ozone regulations; selenium discharge regulation; Minnesota's sulfate wild rice water quality standard; Minnesota's mercury reduction rules; and efforts to reduce SO2 levels at steel plants in Canada.
NESHAPS FOR TACONITE, INTEGRATED IRON AND STEEL, LIME, AND COKE CATEGORIES
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
The EPA has worked with the taconite, integrated iron and steel, lime, and coke industries for years to collect data in order to recalculate the risk from HAP emissions from each category and to address whether new technologies existed in those sectors. The EPA determined that the risk from the sources in these categories was acceptable. However, in response to a court order, the EPA then issued revisions to the rulemakings for numerous source categories, including taconite and integrated iron and steel.
In January 2024, the EPA finalized amendments to the taconite sector rule that contain new limits for mercury and acid gases (hydrogen chloride and hydrogen fluoride). In March 2024, the EPA finalized amendments to the integrated iron and steel sector rule that contain numerous new emission limits and work practices for blast furnaces, BOF operations, slag processing and sintering operations. Lastly, for the coke and lime sectors, the EPA finalized new limits and other requirements in May 2024 and July 2024, respectively. In August 2024, the EPA granted partial reconsideration of the final integrated iron and steel sector rule and expressed its intent to issue technical corrections. Reconsideration is ongoing. These rules have compliance obligations starting in 2027.
10 | CLF 2025 FORM 10-K

We have filed Petitions for Administrative Reconsideration and Stay to the EPA and Petitions for Judicial Review and Stay of each of these rules. In March 2025, the EPA announced the reconsideration of these rules as part of a broader deregulatory initiative. In addition, compliance deadlines for the taconite sector and coke rules were extended for two years through Presidential exemptions. However, if the EPA or the courts uphold any of the rules in their current form, the impacts on us could be material.
CLIMATE CHANGE AND GREENHOUSE GAS REGULATIONS
Continued attention to issues concerning climate change, the role of human activity in affecting climate change, and potential mitigation through regulation and legislation may have a material impact on our customers and suppliers, our operations and our financial results in the future. Policymakers are evaluating, developing or reconsidering carbon regulation at all levels of government. Additionally, international treaties or agreements, such as the Paris Agreement, may influence legislative and regulatory decisions in the U.S. and Canada. Potential domestic and international climate-related regulations and legislation that could impact our business include climate-related reporting obligations, mandatory GHG emissions reductions, carbon pricing mechanisms and trade policies, such as the federal and provincial carbon pricing programs in Canada and the European Union's Carbon Border Adjustment Mechanism, and climate-related procurement and product labeling requirements. The dynamic outlook for these potential regulations limits our ability to quantify the long-term net impacts of potential carbon compliance costs to our operations. In the absence of comprehensive federal carbon legislation, numerous state, regional and other regulatory initiatives are under development or are becoming effective, thereby creating a disjointed approach to GHG emissions limitations, potential carbon pricing and climate-related procurement activities. We intend to remain active in the discussions related to these evolving legislative and regulatory changes.
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
Due to potential carbon restriction schemes, our businesses and customer base could suffer negative financial impacts over time as a result of increased energy, environmental and other costs to comply with GHG emissions limitations. We believe our exposure can be reduced by numerous factors, including engaging with relevant stakeholders and policymakers on potential GHG regulation and legislation and emissions reduction opportunities, such as energy efficiency, emerging emissions reduction technologies, and other efficiency-improving material inputs, products and technologies.
CHANGES TO NATIONAL AMBIENT AIR QUALITY STANDARDS FOR PARTICULATE MATTER
In February 2024, the EPA finalized an amendment to the National Ambient Air Quality Standard for particulate matter. The final rule lowers the primary annual fine particulate matter (PM2.5) level from 12 micrograms per cubic meter (ug/m3) of air to 9 ug/m3. This standard became effective in May 2024, potentially impacting air permitting and requiring additional emission reductions for existing operations. The potential changes to air pollution control equipment or operations needed to comply with the new particulate matter standard at our operations are not known at this time and the potential cost is not estimable. If the rule is not amended or rescinded by the EPA or the courts uphold the rule in its current form, the impact on us could be material.
CHANGES TO OZONE REGULATIONS
In 2023, the EPA finalized new standards under its ozone transport authority for nitrogen oxide (an ozone precursor) on various industries (including the steel and iron ore sectors) that operate in specific states, including numerous states where we operate (Indiana, Michigan, Minnesota, Ohio, Pennsylvania and West Virginia). In June 2024, the U.S. Supreme Court granted a stay of the ozone transport rule, and further judicial review is expected in 2026.
Our Middletown, Cleveland, Indiana Harbor and Burns Harbor facilities are located in counties designated as not attaining the ozone ambient air quality standard. We are working with the state regulatory agencies to request modifications to the attainment standard by the EPA based on technical data. In addition, state regulatory agencies have established new emission standards for applicable emission sources, including boilers, reheat furnaces and other large fuel combustion sources. We estimate that the potential changes to comply with the new ozone requirements would cost us $8 million in 2026, and we could incur additional capital investment in the future should additional reductions be required to maintain the regional ambient air quality below the standard.
SELENIUM DISCHARGE REGULATION
In Michigan, our Empire and Tilden mines have implemented compliance plans to manage selenium according to applicable permit conditions. Construction of a water treatment system for both facilities is anticipated to begin in 2028, and the system is anticipated to be operational in 2030. As of December 31, 2025, included within our Empire asset retirement obligation is a discounted liability of approximately $143 million, which includes the estimated costs associated with the construction of Empire's portion of the required infrastructure and expected future operating costs of the treatment facilities. Additionally, included within our Tilden future capital plan is approximately $32 million for the construction of Tilden's portion of the required infrastructure. We are continuing to assess and develop potential cost effective and sustainable selenium treatment technologies.
11 | CLF 2025 FORM 10-K

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
MINNESOTA'S SULFATE WILD RICE WATER QUALITY STANDARD
Upon future reissuance of NPDES renewal permits for our mining and pelletizing operations in Minnesota, we might be required to address sulfate concentrations in discharges to certain waterbodies. The impact of these potential obligations is currently not estimable. However, if we are required to significantly reduce sulfate concentrations in any discharges, the financial impacts on us could be material.
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
The Mercury Reduction Plans for our Minnesota facilities were submitted to the MPCA in December 2018. The plans determined that there are currently no proven technologies to cost effectively reduce mercury emissions from taconite furnaces to achieve the targeted 72% reduction rate, while satisfying all Adaptive Management Criteria. This determination was based on detailed engineering analysis and research testing. In June 2025, we provided updated Mercury Reduction Plan submittals for our United, Hibbing and Minorca mines to MPCA in response to the MPCA's request for additional information. The potential impacts are not estimable at this time because the revised Mercury Reduction Plans remain under MPCA's review.
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
OTHER GOVERNMENT LAWS AND REGULATIONS
In addition to environmental laws and regulations, we are subject to various laws and regulations around the world. For example, changes in trade regulations, including tariffs or other import or export restrictions, could lead to more volatile global steel prices, impacting our profitability. In addition, health and safety regulations, including OSHA and MSHA regulations, have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Our businesses are subject to other complex foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act and other anti-bribery laws, the European Union’s General Data Protection Regulation and other U.S. and foreign privacy regulations, and transportation and logistics regulations. The laws and regulations noted above, as well as other applicable laws and regulations, or the manner in which they are interpreted or enforced, may adversely impact our earnings by increasing our costs and may require us to make material investments in the form of additional processes, training and capital, among other things. For a discussion of the risks associated with certain applicable laws and regulations, see Part I – Item 1A. Risk Factors.
RAW MATERIALS AND ENERGY
Our steelmaking operations require iron ore, HBI, coke, coal, steel scrap, chrome, nickel, zinc and other alloys as primary raw materials. We also consume natural gas, electricity, industrial gases and diesel fuel at our operations. As a vertically integrated steel company, we are able to internally supply a majority of our ferrous raw materials needed for our steelmaking operations. We also attempt to reduce the risk of future supply shortages and price volatility in other ways. If multi-year contracts are available in the marketplace for those raw materials that we cannot supply internally, we may use these contracts to secure sufficient supply to satisfy our key raw material needs. When multi-year contracts are not available, or are not available on acceptable terms, we purchase the remainder of our raw material needs under annual contracts or conduct spot purchases. We also regularly evaluate alternative sources and substitute materials. Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility and risk. We believe that we have secured, or will be able to secure, adequate supply to fulfill our raw materials and energy requirements for 2026.
The raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel production equipment. For example, generally, in our integrated steelmaking facilities, we consume approximately 1.4 net tons of coal to produce one net ton of coke. The process to
12 | CLF 2025 FORM 10-K

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
IRON ORE
We own or co-own five active iron ore mines in Minnesota and Michigan. While our Tilden, Northshore and United mines were fully operational as of December 31, 2025, our Minorca mine and a portion of our Hibbing mine were indefinitely idled. Accordingly, our ownership share of annual rated iron ore production capacity, as of December 31, 2025, was approximately 20.1 million long tons, which supplies the vast majority of the iron ore needed for our steelmaking operations. Additionally, Stelco has a multi-year supply agreement to meet its iron ore pellet requirements and is party to an option agreement providing it with the ability to purchase a 25% ownership interest in the MinnTac iron ore mine, located in Mt. Iron, Minnesota, at any time through January 31, 2027. Refer to Part I - Item 2. Properties for additional information regarding our active iron ore mines.
HBI
Our investment into HBI production provides us access, when needed, to clean iron units in order to make advanced steel and stainless products. This access to our own production provides us flexibility and allows us to avoid the risks and carbon footprints of imported iron substitutes. Iron substitutes imported into the U.S. are traditionally sourced from regions of the world that have historically experienced greater political turmoil and have lower pollution standards than the U.S. Our investment demonstrates our raw material strategy in responsibly managing the risks of pricing, availability and overall carbon footprint of our critical inputs. We have an annual capacity of 1.9 million metric tons of HBI. Refer to Part I - Item 2. Properties for additional information regarding our HBI operations.
COKE AND COAL
We own five active cokemaking facilities, three of which are located within our Burns Harbor, Lake Erie and Hamilton facilities. These facilities currently provide more than half of the coke requirements for our steelmaking operations and have an annual rated capacity of 4.0 million net tons. Additionally, we have third-party coke supply agreements that fulfill our remaining requirements. Our purchases of coke are made under annual or multi-year agreements with periodic price adjustments.
We have annual rated metallurgical coal production capacity of 1.8 million net tons from our Princeton mine, which supplies a portion of our metallurgical coal needs. We typically purchase most of our metallurgical coal under annual fixed price agreements. We believe there are adequate external supplies of coke and coal available at competitive market prices to meet our needs. Refer to Part I - Item 2. Properties for additional information regarding our coal mining and cokemaking operations.
STEEL SCRAP
We own the assets of FPT, which provides us sourcing and processing capabilities for both prime and obsolete scrap. This access is critical, because prime scrap demand is expected to grow as new flat-rolled EAF capacity has started to come online and is expected to increase in the coming years. FPT includes 21 facilities that are primarily located in the Midwest near our steel facilities. Additionally, our access to scrap furthers our commitment to being an environmentally-friendly, low-carbon intensity steelmaker with a cleaner materials mix as we are able to better optimize productivity at our existing EAFs and BOFs.
The majority of our scrap requirements can be generated or processed from internal sources, including scrap generated at our steel production facilities. We believe that supplies of additional steel scrap to meet the needs of our steelmaking operations are readily available from outside sources at competitive market prices. Refer to Part I - Item 2. Properties for additional information regarding our steel scrap operations.
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
We purchase electricity for all of our operations in either regulated or deregulated markets. Due to the distinct nature of the regulated market, we procure electricity through either long-term or annual contracts. In deregulated markets, we purchase the majority of our electricity in the day-ahead market. Some of our operations also use self-generated coke oven gas and/or blast furnace gas to produce electricity, which is an environmentally-friendly practice that also reduces our need to purchase electricity from external sources. Additionally, we closely monitor developments at the state and federal levels that could impact electricity
13 | CLF 2025 FORM 10-K

availability or cost and incorporate such changes into our electricity supply strategy, such as the use of renewable energy, as part of our efforts to maintain reliable, low-cost supply. We believe there is an adequate supply of competitively priced electricity to fulfill our requirements.
We purchase industrial gases and diesel fuel under long-term contracts with various suppliers. We believe we have access to adequate supplies of industrial gases and diesel fuel to meet our needs.
HUMAN CAPITAL
Cliffs has a long, proven history of attracting and retaining exceptional talent. We believe our employee-centric management philosophy is the key to our success.
As of December 31, 2025, we employed approximately 25,000 people, with approximately 90% located within the U.S. Over 70% of our workforce are hourly employees, with the vast majority subject to collective bargaining agreements with various labor unions.
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
We are proud to report that we successfully renegotiated all of our open labor agreements during 2025 without any difficulty or disruption. We expect to continue productive dialogue with our labor partners into 2026 as a number of our site agreements reach expiration and will be renegotiated. This positive partnership with our unions helps us remain competitive for talent and protects our customers and their supply chains from disruptions due to labor disagreements.
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
POSITIVE WORKPLACE CULTURE
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
SAFETY
Safe production is our primary core value as we continue to reinforce a zero injury culture at our facilities. We constantly monitor our safety performance and make continuous improvements to effect change. Best practices and incident learnings are shared throughout the Company to ensure each facility can administer the most effective policies and procedures for enhanced workplace safety. Progress toward achieving our objectives is accomplished through a focus on proactive sustainable safety initiatives, and results are measured against established industry and Company benchmarks, including our Company-wide Total Reportable Incident Rate. During 2025, our Total Reportable Incident Rate (including contractors) was 0.8 per 200,000 hours worked.
14 | CLF 2025 FORM 10-K

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
We also make publicly available, free of charge, the charters of the Audit Committee, Compensation and Organization Committee, Governance and Nominating Committee, and Strategy and Sustainability Committee, the Corporate Governance Guidelines adopted by our Board of Directors, as well as our Code of Business Conduct and Ethics. These documents are available through our investor relations page on our website at www.clevelandcliffs.com. The SEC filings are available by selecting “Investors,” and then “SEC Filings,” and corporate governance materials are available by selecting “Investors” then “Governance” and then “Governance Documents” for the Board Committee Charters, the Corporate Governance Guidelines, and the Code of Business Conduct and Ethics.
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
15 | CLF 2025 FORM 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Following are the names, ages and positions of the executive officers of the Company as of February 9, 2026. Unless otherwise noted, all positions indicated are or were held with Cleveland-Cliffs Inc.

Name	Age	Position(s) Held
Lourenco Goncalves	67	Chairman, President and Chief Executive Officer (August 2014 – present); and Chairman, President and Chief Executive Officer of Metals USA Holdings Corp., an American manufacturer and processor of steel and other metals (May 2006 – April 2013).
Clifford Smith	66	Executive Vice President, Chief Operating Officer (April 2024 – present); Executive Vice President & President, Cleveland-Cliffs Steel (September 2021 – April 2024); and Executive Vice President, Chief Operating Officer (January 2019 – September 2021).
Keith Koci	61	Executive Vice President & President, Cleveland-Cliffs Services (September 2021 – present); Executive Vice President, Chief Financial Officer (February 2019 – September 2021); and Senior Vice President and Chief Financial Officer, Metals USA Holdings Corp. (2013 – February 2019).
Celso Goncalves	37	Executive Vice President, Chief Financial Officer (September 2021 – present); Senior Vice President, Finance & Treasurer (March 2020 – September 2021); and Vice President, Treasurer (January 2018 – March 2020).
Terry Fedor	61	Executive Vice President, Engineering & Technology (October 2025 – present); Executive Vice President, Operations (October 2022 – October 2025); Executive Vice President, Operations, East (September 2021 – October 2022); Executive Vice President, Chief Operating Officer, Steel Mills (March 2020 – September 2021); and Executive Vice President, Operations (February 2019 – March 2020).
James Graham	60	Executive Vice President, Chief Legal and Administrative Officer & Secretary (January 2024 – present); Executive Vice President, Human Resources, Chief Legal and Administrative Officer & Secretary (April 2022 – January 2024); and Executive Vice President, Chief Legal Officer & Secretary (November 2014 – April 2022).
Kimberly Floriani	43	Senior Vice President, Controller & Chief Accounting Officer (August 2021 – present); Vice President, Corporate Controller & Chief Accounting Officer (April 2020 – August 2021); and Director, Accounting & Reporting (August 2015 – April 2020).
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
16 | CLF 2025 FORM 10-K

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
Our profitability is dependent upon the historically volatile market prices of steel, scrap metal and iron ore. We experience direct impacts of steel price fluctuations through customer sales, direct impacts of scrap metal price fluctuations through customer sales and supplier purchases, and indirect impacts from movements in scrap metal and iron ore prices that influence steel prices. As described elsewhere in this report, the prices of steel, scrap metal and iron ore have fluctuated significantly in the recent past, and these pricing shifts are unpredictable and affected by factors beyond our control, including:
•changes in the production capacity, production rate and inventory levels of other steel producers, distributors, iron ore suppliers and scrap metal processors and traders;
•changes in trade laws and volumes of unfairly traded imports;
•imposition or termination of duties or tariffs, including tariffs and retaliatory tariffs that have recently been and may in the future be instituted in response to geopolitical developments or otherwise, which, among other things, may affect our cross-border shipments, import and export controls, and other trade barriers impacting the steel, scrap metal and iron ore markets;
•international demand for, and the impact of higher rates of inflation on, raw materials used in steel production;
•availability of scrap metal substitutes such as pig iron;
•commodity price speculation; rates of global economic growth, especially light vehicle production and construction and infrastructure activity that requires significant amounts of steel;
•changes in the levels of economic activity in the U.S., Canada, China, India, Europe and other industrialized or developing economies, including as a result of geopolitical conflicts or otherwise;
•changes in China’s emissions policies and environmental compliance enforcement practices;
•climate change and other weather-related disruptions, infectious disease outbreaks or natural disasters that may impact the global supply of steel, scrap metal or iron ore; and
•the proximity, capacity and cost of infrastructure and transportation.
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
The largest end user for our steel products is the automotive industry in North America. Beyond these direct sales to the automotive industry, we make additional sales to distributors and converters, which may ultimately resell some of that volume to the automotive market. In addition to the magnitude of our exposure to the automotive industry, we face risks arising from our relative concentration of sales to certain specific automotive manufacturers, and our sales volumes and revenues may be adversely
17 | CLF 2025 FORM 10-K

affected if we are unable to renew and/or renegotiate our fixed price contracts with one or more significant automotive customers or if those customers choose to move certain portions of their parts business to alternate suppliers. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, spending and preferences, and supply chain disruptions. If automotive production and sales decline, whether due to consumers facing reduced purchasing power caused by inflation, higher interest rates or otherwise, our sales and shipments to the automotive market are likely to decline in a corresponding manner. Adverse impacts that we may sustain as a result include, without limitation, lower margins because of the need to sell our steel to less profitable customers and markets, higher fixed costs from lower steel production if we are unable to sell the same amount of steel to other customers and markets, and lower sales, shipments, pricing and margins generally as our competitors face similar challenges and compete vigorously in other markets we serve. These adverse impacts could negatively affect our revenues, financial results and cash flows.
Moreover, despite our position as a leading North America-based flat-rolled steel producer, competition for automotive business has intensified in recent years, as steel producers and companies producing alternative materials have focused their efforts on capturing and/or expanding their volume share of automotive business because of less favorable conditions in other markets for steel and other metals, including commodity products. As a result, the potential exists that we may lose sales to existing or new entrants or that automotive manufacturers will take advantage of the intense competition among potential suppliers during periodic contract renewal negotiations to pressure our pricing and margins in order for us to maintain or expand our sales volumes with them, which could negatively affect our shipments, revenues, cost structure, financial results and cash flows.
Global steelmaking overcapacity and overproduction, as well as steel imports, could lead to lower or more volatile global steel prices, directly or indirectly impacting our profitability.
Significant existing global steel capacity and new or expanded production capacity in recent years could potentially cause capacity to exceed demand globally. Although certain North American steel producers have shut down production capacity, certain of our competitors have announced and are moving ahead with plans to develop new steelmaking capacity in the near term. In addition, certain foreign competitors, which may have cost advantages due to being owned, controlled or subsidized by foreign governments, have substantially increased their steelmaking capacity and/or production in the last few years and may target the U.S. and Canadian markets for imports. The risk of greater levels of imports could materialize, depending upon changes in duties or tariffs, foreign market and economic conditions, changes in trade agreements and treaties, laws, regulations or government policies affecting trade, the ability of foreign producers to circumvent North American trade sanctions and policy, the value of the U.S. dollar relative to other currencies and other variables beyond our control. In addition, higher sustained market prices of steel could cause new producers to enter the market or existing producers to further expand productive capacity, which could in turn lead to lower steel prices and increasing prices of steelmaking inputs, such as scrap metal. Excess global steel combined with reduced global steel demand and increased imports could also lead to lower steel prices. Downward pressure on steel prices could have an adverse effect on our results of operations, financial condition and profitability.
Severe financial hardship or bankruptcy of one or more of our major customers or key vendors could adversely affect our business operations and financial performance.
Sales and operations for a majority of our customers are sensitive to general economic conditions in the North American automotive, housing, construction, appliance, energy, defense and other industries. Some of our customers are highly leveraged. If there is a sustained weakening of current economic conditions, whether because of operational, cyclical, supply chain or other issues, including trade policies, inflationary pressures, higher interest rates or an infectious disease outbreak, it could cause customers to reduce, delay or cancel their orders with us, impact significantly the creditworthiness of our customers, and lead to other financial difficulties or even bankruptcy filings by our customers. Failure to receive payment from our customers for products that we have delivered could adversely affect our results of operations, financial condition and liquidity. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. Such events could cause us to experience lost sales or losses associated with the potential inability to collect all outstanding accounts receivable as well as reduced liquidity. Similarly, certain of our key vendors have previously suffered, and from time to time may in the future suffer, financial hardship, including bankruptcy. Such vendors could face operational disruption or even be forced to liquidate, which could result in such vendors defaulting on their obligations to us or in our inability to secure replacement materials or services on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our continuity of operations, financial results and cash flows.
II. REGULATORY RISKS
U.S. government actions and other countries’ reactions in respect of trade agreements and treaties, laws, regulations, or policies affecting trade could lead to lower or more volatile global steel prices, impacting our profitability.
In recent years, the U.S. government has altered its approach to international trade policy, both generally and with respect to matters directly and indirectly affecting the steel industry, including by undertaking certain unilateral actions affecting trade, renegotiating existing bilateral or multilateral trade agreements, and entering into new agreements or treaties with foreign countries. For example, in early 2025, the U.S. government announced that the 25% Section 232 tariffs on steel imports originally imposed in 2018 on national security grounds would be re-imposed without exemptions or exclusions, beginning in March 2025. Subsequently, in June 2025, the Section 232 steel tariffs were generally increased to 50%. During 2025, Section 232 tariffs were also applied to certain products derived from steel as part of the U.S. Department of Commerce Section 232 steel inclusions process. Furthermore, in 2025, the Canadian government imposed a 25% tariff on imported steel regardless of country of origin
18 | CLF 2025 FORM 10-K

and imposed tariff rate quotas for steel imports varying by country of origin. Even so, as has occurred in the past, the U.S. and/or Canadian governments may subsequently determine to negotiate exemptions and/or exclusions from such tariffs and other protective measures with certain trading partners. And if either the Section 232 tariffs, with respect to our U.S. operations, or Canadian measures, with respect to our Canadian operations, are removed, modified or substantially weakened, imports of foreign steel would likely increase and steel prices in the U.S. and Canada would likely fall, which could materially adversely affect our consolidated revenues, financial results and cash flows.
In addition, during 2020, the USMCA was implemented among the U.S., Mexico and Canada in place of the North American Free Trade Agreement. Because all our steel manufacturing facilities are located in North America and one of our principal markets is automotive manufacturing in North America, the USMCA has the potential to significantly impact our business results. However, it is difficult to predict the implications of changes in trade policy and, therefore, whether the USMCA (including any revisions or extensions of the USMCA that may be implemented in connection with the mandatory joint review process beginning in 2026), or any termination of the USMCA, or other new or renegotiated trade agreements, treaties, laws, regulations or policies that may be implemented by the U.S. government, or otherwise, will have a beneficial or detrimental impact on our business and our customers’ and suppliers’ businesses. Adverse effects could occur directly from a disruption to trade and commercial transactions and/or indirectly by adversely affecting the U.S. economy or certain sectors of the economy, impacting demand for our customers’ products and, in turn, negatively affecting demand for our products. Important links of the supply chain for some of our key customers, including automotive manufacturers, could be negatively impacted by the USMCA or other new or renegotiated trade agreements, treaties, laws, regulations or policies.
While we may currently benefit from certain antidumping and countervailing duty orders, any such relief is subject to periodic reviews and challenges, which can result in revocation or modification of the orders or reduction of the duties. The U.S. government has imposed and may in the future impose new or additional tariffs on goods imported into the U.S. (including steel or critical production inputs), which has led to and could in the future lead to other countries imposing or threatening to impose retaliatory tariffs on exports of American-made products (including steel) to those countries or other retaliatory efforts, such as restricting exports of critical production inputs to the U.S. In addition, previously granted petitions for trade relief may not be successful or fully effective at preventing harm from subsidized and dumped imports into the U.S. Any of these actions and their direct and indirect impacts could materially adversely affect our revenues, financial results and cash flows.
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
•changes in, and enforcement of, MSHA regulations, such as respirable silica standards;
•evaluation of the National Ambient Air Quality Standards, such as revised nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter criteria;
•changes in the interpretation of OSHA regulations, such as those covering respiratory protection, heat stress and potentially hazardous machinery, as well as continued enforcement of various OSHA National Emphasis Programs focused on particular hazards, including those for indoor and outdoor heat stress; and
•changes in tax laws and regulations, including the possible taxation under U.S. or foreign country laws of certain income from worldwide operations.
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
19 | CLF 2025 FORM 10-K

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
•changes in tariff policy, including with respect to the 50% tariff on certain imported steel imposed under Section 232, and the retaliatory tariffs that have already been, or may in the future be, imposed in response to such tariffs;
•revised National Emission Standards for Hazardous Air Pollutants in the taconite, integrated iron and steel, lime and coke sectors;
•climate change mitigation strategies, carbon taxes and GHG regulation;
•selenium discharge regulation;
•revisions to the sulfate wild rice water quality standard and its implementation;
•Minnesota’s Mercury TMDL;
•ozone transport regulations;
•state agency decisions related to environmental justice initiatives;
•reduction of SO2 levels at steel plants in Canada;
•revised National Ambient Air Quality Standards, particularly for particulate matter, sulfur dioxide and ozone; and
•additional regulations regarding PFAS.
We similarly expect some state governments to continue to propose more stringent environmental regulation, in particular related to climate change. Any new or more stringent legislation, regulations, rules, interpretations or orders, when enacted and enforced, including any related to required monitoring and reporting or reductions in, or taxes on, levels of carbon emissions, could have a material adverse effect on our business, results of operations, financial condition or profitability. In addition, judicial decisions or executive actions limiting the authority of regulatory agencies or impacting current regulations and policies implemented by such agencies could create uncertainty regarding the regulatory landscape and impact our ability to operate our existing business and plan for future investments.
Our operations may be impacted by the recent proposal and ongoing consideration of significant federal and state laws and regulations relating to certain mine-related issues, including potential changes to the approval process for roof control and ventilation plans in underground coal mines and training plans for all mines. Additionally, there are requirements for the prompt reporting of accidents and increased fines and penalties for violations of these laws and regulations. Enforcement of existing mine-related laws and regulations, as well as enactment of any new such laws or regulations, may cause us to incur substantial additional compliance costs and fines and penalties for any violations.
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
As a supplier on public procurement projects, we may be subject to certain stringent regulations that may present compliance challenges or may increase the costs of securing certain business. These public procurement projects include projects that may arise out of proposed or recently enacted governmental legislation regarding infrastructure investments, which may require unique compliance obligations when compared with private sector projects. For example, in order to remain eligible for DOE funding, our major Butler and Middletown capital projects are subject to extensive U.S. government and DOE-specific regulations with which we must comply, including with respect to restrictions related to the use of foreign contractors and workers. Also, the U.S. government has rights to, and imposes ownership and use restrictions on, intellectual property that may be developed in connection with these projects. Further, our business is subject to risks associated with changes in laws, regulations and government policies, including executive orders. For example, executive orders may impose new compliance obligations, restrict our ability to perform under existing government contracts, impact our eligibility for future government awards, or require changes to our business practices. The additional burdens and restrictions imposed by these types of regulations and executive orders could increase our costs, delay our projects, limit our operational and contracting flexibility, and disincentivize certain technology providers or other vendors from working with us. We may also be indirectly affected through regulatory changes that impact our customers, which in turn could reduce the quantity of our products they demand, adversely impact the terms upon which they purchase or the prices for our products they are willing to pay. Regulatory changes that impact our suppliers, such as any changes in labor or environmental
20 | CLF 2025 FORM 10-K

standards in China, could decrease the availability of products or services they sell to us or could increase the price they demand for products or services they sell to us.
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
We must obtain, maintain and comply with numerous permits and licenses that require approval of operational plans and impose strict conditions on various environmental, health and safety matters in connection with our steel production and processing and mining and other operations. These include permits and approvals issued by various agencies and regulatory bodies, with which we may not always be able to comply. The permitting rules are complex and may change over time, making our ability to comply with the applicable requirements more difficult or potentially impractical and costly, possibly precluding the continuance of ongoing operations or the development of future operations. Interpretations of rules may also change over time and may lead to requirements, such as additional financial assurances, making it costlier to comply. Moreover, despite our ongoing efforts to reduce our environmental footprint and improve the resiliency of our business model, heightened levels of regulatory oversight focused on addressing climate change and industrial activities that generate air emissions and/or water discharges, such as our steelmaking, cokemaking and mining operations, could impact, delay, or disrupt our ability to obtain new or renewed permits or modifications to existing permits.
In addition, the public, including special interest groups, Tribal nations and individuals, have certain rights under various laws to comment upon, submit objections to, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge such permits or activities. For example, we have encountered and expect to continue to encounter public objections to permit renewal applications relating to our major mining operations and steelmaking facilities. Due to these factors or for other reasons, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may include conditions that we cannot meet, may require additional capital investments, or may restrict our ability to conduct our production, mining and processing activities efficiently. Such conditions could include requirements for additional financial assurances that we may not be able to provide on commercially reasonable terms or at all, which could reduce available borrowing capacity under our ABL Facility. Such conditions, restrictions or requirements could also reduce our production, cash flows or profitability.
III. FINANCIAL RISKS
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior notes, ABL Facility and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
As of December 31, 2025, we had $6.9 billion aggregate principal amount of senior notes and $452 million aggregate borrowings under our ABL Facility outstanding (excluding $65 million of outstanding letters of credit and $402 million of finance leases) and $57 million of cash on our statement of consolidated financial position. The aggregate principal amount of revolver commitments under our ABL Facility is $4.75 billion, comprised of $4.25 billion of lending commitments available to be borrowed by us and certain of our U.S. subsidiaries, and $500 million of lending commitments available to be borrowed by certain of our Canadian subsidiaries. As of December 31, 2025, the aggregate borrowing availability under our ABL Facility was $3.2 billion based on amounts currently drawn, outstanding letters of credit obligations and our borrowing base.
A portion of our cash flow from operations is used to service debt under our senior notes and ABL Facility, reducing the availability of cash to fund capital expenditures, acquisitions or strategic development initiatives, and other general corporate purposes, or to retire debt or return capital to shareholders, including via share repurchases. While we currently expect the U.S. Federal Reserve to lower interest rates during 2026, decisions regarding the trajectory of future interest rates are uncertain, and there is risk that interest rates could be maintained or even increased. Higher-than-expected interest rates would increase the amount of cash we would need to allocate to servicing the interest expense on our debt for so long as we have an outstanding balance drawn under our ABL Facility.
21 | CLF 2025 FORM 10-K

Our ability to make scheduled payments on the principal, premium, if any, and interest on our debt, or to refinance our debt obligations, depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, as described elsewhere in this “Risk Factors” section. If we are unable to service our debt obligations, we could face substantial liquidity problems and we may be forced to reduce or delay investments, capital expenditures and share repurchases, or to sell assets, seek additional capital, including additional secured or unsecured notes, or restructure or refinance our debt, and we may be unable to continue as a going concern. We may be unable to consummate any proposed strategic partnership transactions or asset divestitures, and any proceeds may not be adequate to meet any debt service obligations then due. Any of these examples potentially could have a material adverse impact on our results of operations, profitability, shareholders’ equity and capital structure. In addition, a failure to comply with any applicable covenants in the instruments governing our debt could result in an event of default that, if not cured or waived, would have a material adverse effect on us.
Our level of indebtedness could have further consequences, including, but not limited to, increasing our vulnerability to adverse economic or industry conditions, placing us at a competitive disadvantage compared to other businesses in the industries in which we operate that are not as leveraged and that may be better positioned to withstand economic downturns and recessionary environments, limiting our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate, and requiring us to refinance all or a portion of our existing debt. We may not be able to refinance on commercially reasonable terms or at all, and any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, making it more difficult to obtain surety bonds, letters of credit or other financial assurances that may be demanded by our vendors or regulatory agencies, particularly during periods in which credit markets are weak. In addition, our cost of financing or refinancing, access to the capital markets, and the terms under which we purchase goods and services could be adversely affected when credit ratings agencies downgrade our ratings, whether due to factors specific to our business or debt profile, a prolonged cyclical downturn in the steel, scrap metal and mining industries or macroeconomic trends (such as global or regional recessions), increases in pension and OPEB obligations, adverse impacts of inflation and high interest rates, or trends in credit and capital markets more generally. A portion of our borrowing capacity and any outstanding indebtedness under our ABL Facility bears interest at a variable rate based on SOFR. To the extent these interest rates increase, our interest expense will increase. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.
We continue to face ongoing risks arising out of the Stelco Acquisition and may be unable to realize the anticipated financial and other benefits from proposed strategic partnerships and asset divestitures.
We completed the Stelco Acquisition in the fourth quarter of 2024. We remain subject to significant risks and uncertainties arising out of the Stelco Acquisition that may adversely affect us, including in connection with the following:
•our ability to service additional debt incurred;
•our ability to manage additional known and unknown liabilities assumed;
•challenges of operating in multiple countries with potentially conflicting laws, including in respect of tariff and trade matters; and
•our ability to satisfy our operational, employment, environmental, charitable or other undertakings made to the Canadian government.
If one or more of these risks were to materialize, we could experience higher costs, lower profitability, reputational damage, and other adverse impacts to our operations and businesses, which could cause the price of our common shares to decline. We would expect that similar risks would apply to the extent that we engage in any future acquisitions activity.
We are also subject to risks and uncertainties relating to our non-binding Memorandum of Understanding with POSCO. Although we believe a successful transaction would be highly accretive to our shareholders, the strategic partnership contemplated by the Memorandum of Understanding remains subject to negotiation of definitive terms regarding such strategic partnership, together with the execution and closing of definitive agreements between the parties. As such, there can be no assurances that the parties will enter into such definitive agreements, that the strategic partnership will be implemented in accordance with the terms of the Memorandum of Understanding, or that the strategic partnership will proceed as currently expected or will ultimately be successful. While we expect to realize certain financial benefits arising out of the proposed partnership under the Memorandum of Understanding, including substantial proceeds that could be used to reduce our outstanding indebtedness, there is risk that the proposed partnership with POSCO does not come to fruition in a timely manner or at all or that any ultimate financial benefits could be less significant than we currently anticipate.
We are also subject to risks and uncertainties relating to potential divestitures of our non-core operating assets and idled, closed or otherwise inactive sites. While we anticipate using future proceeds from any such divestiture transactions to reduce our outstanding indebtedness, it is uncertain whether we will be successful in completing any such potential transactions in a timely manner or at all. Even if we are successful in completing any such divestitures, there is a risk that our actual realized cost savings and/or cash proceeds may be less than we have forecasted. Furthermore, we may incur asset impairment charges related to divestitures that reduce our profitability. We may also be unable to recover the carrying value of any divested assets, which potentially could have an adverse impact on our financial results and shareholders’ equity. In addition, our divestiture activities may present financial, managerial and operational risks, including diversion of management attention from our core businesses, difficulties separating personnel and financial, IT and other systems, adverse effects on existing business relationships with
22 | CLF 2025 FORM 10-K

suppliers and customers, trailing indemnity obligations and potential disputes with transaction counterparties. Any of these factors could adversely affect our financial condition, business productivity and results of operations.
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
Guidance is based upon assumptions and estimates that, while presented with numerical specificity, are inherently subject to business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release such data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
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
We are from time to time subject to various lawsuits, claims, arbitrations or governmental proceedings relating to commercial and business disputes, antitrust claims, environmental matters, government investigations, occupational or personal injury claims, property damage, labor, employment and pension matters, mineral royalty disputes, or suits involving legacy operations and other matters. For example, certain of our subsidiaries have been named in lawsuits claiming exposure to asbestos, many of which have been dismissed and/or settled for non-material amounts. Nevertheless, it is likely that similar types of claims will continue to be filed in the future, and we could experience material adverse judgments or incur significant costs to defend such claims or any other existing and future lawsuits, claims, arbitrations or governmental proceedings, including those discussed in Part I - Item 3. Legal Proceedings, which could adversely affect our results of operations, cash flows, financial condition and liquidity. The insurance we maintain may not cover certain claims and, even when coverage applies, it may not be adequate to protect us in the event of significant claims.
IV. OPERATIONAL RISKS
Our operating expenses could increase significantly if the prices of raw materials, electrical power, fuel or other energy sources rise.
Our operations require significant use of energy, water and raw materials. Although we are largely self-sufficient in iron ore and partially self-sufficient in coke, metallurgical coal and scrap metal, we are wholly or partially dependent on third-party suppliers for certain critical raw materials and production inputs, including industrial gases, graphite electrodes, chrome, zinc, coke, metallurgical coal, scrap metal, fluxing compounds and other alloys. Prices for electricity, natural gas, diesel fuel, oils and raw materials can fluctuate widely with availability and demand levels from other users, including fluctuations caused by the impact of inflationary pressures, supply chain constraints, infectious disease outbreaks and geopolitical conflicts. For example, increased electricity demand to the grid in response to physical climate-related risks, adverse or extreme weather events, and electrification of the economy (such as unprecedented power and water demands for data centers) could adversely impact energy prices. During periods of peak usage, although some operations have contractual arrangements in place whereby they receive certain offsetting payments in exchange for electricity load reduction, supplies of energy and raw materials in general may be curtailed and we may not be able to purchase them at historical rates. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations. While we have some long-term contracts with electrical, natural gas and raw material suppliers, we are exposed to fluctuations in energy, natural gas and raw material costs that can affect our production costs. We regularly enter into market-based pricing supply contracts for electricity, natural gas and diesel fuel for use in our operations. Those contracts expose us to price increases in energy costs, which could adversely impact our profitability. In addition, public utilities may impose rate increases and/or pass through additional capital and operating cost increases to their customers related to new capacity build-outs for data centers, environmental regulations or other charges that may require significant capital investment and/or use of cleaner fuels in the future. New or revised regulations or other government actions related to air emission standards could result in rate and/or cost increases from public utilities, which could significantly increase the costs of operating our manufacturing and mining facilities. Although we regularly monitor and from time to time challenge rate cases initiated by these utilities or other sources
23 | CLF 2025 FORM 10-K

seeking to increase the amounts that our facilities must pay for electricity, natural gas or water, there is no assurance that our challenges will be successful in reducing or eliminating proposed rate and/or cost increases.
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
Disruption of the rail, trucking, lake and other waterway transportation services because of weather-related problems, including ice and winter weather conditions on the Great Lakes or St. Lawrence Seaway, climate change, strikes, lock-outs, driver shortages and other disruptions in the trucking industry, train crew shortages or other rail network constraints, infectious disease outbreaks, or other events and lack of alternative transportation options could impair our ability to move products internally among our facilities and to supply products to our customers at competitive rates or in a timely manner and, thus, could adversely affect our operations, revenues, margins and profitability. For example, if the vessel shipping season on the Great Lakes were to be interrupted or shortened as compared to historical levels, whether due to extended winter conditions, operational failure of critical shipping locks or otherwise, our ability to transport iron ore pellets to our steel mills could be adversely affected, resulting in potential operational disruptions and reduced production volumes. Further, dredging issues and environmental changes, particularly at Great Lakes ports or along navigable rivers, could adversely impact our ability to move certain of our products or result in higher freight rates. Similarly, we depend on third-party transportation services for delivery of raw materials, other production inputs and spare parts to us, and failures or delays in delivery would have an adverse effect on our ability to maintain steady-state production and processing operations to meet customer obligations.
The cost or time to implement a strategic or sustaining capital project may prove to be greater than originally anticipated.
Most of our mines and production and processing facilities have been in operation for several decades, and the equipment is aged, requiring that we continually and successfully implement extensive and costly maintenance practices, programs and upgrades, which may take longer or be more costly than expected. From time to time, we undertake capital projects to enhance, expand, maintain or upgrade our production, mining and processing capabilities. For example, we are engaged in major initiatives at each of our Butler and Middletown facilities to leverage DOE funding to complete capital projects intended to increase our competitiveness and reduce emissions relating to our steelmaking operations. Our ability to complete these and other capital projects that we may undertake on time and on budget and achieve the anticipated production volumes, revenues or otherwise realize acceptable returns is subject to a number of risks, many of which are beyond our control, including a variety of market, operational, funding, permitting and labor-related factors. Further, the cost to implement any given capital project may prove to be greater or may take more time than originally anticipated, including due to supply chain issues that may be experienced by our vendors, and the scope of a capital project may expand or otherwise be modified. Capital projects undertaken at existing active operations, such as Butler and Middletown, may also interrupt production capabilities, which could have an adverse effect on costs and profitability. Inability to achieve the expected results from the implementation of our capital projects, incurring unanticipated costs or delays, or the inability to meet contractual obligations could adversely affect our results of operations, future earnings and cash flow generation.
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
24 | CLF 2025 FORM 10-K

Our operating levels are subject to conditions beyond our control that can delay deliveries or increase the cost of production for varying lengths of time. Factors that could cause production disruptions could include adverse weather conditions influenced by climate change or otherwise (such as severe winter weather, tornadoes, floods, temperature extremes and the lack of availability of process water due to drought) and natural and human-caused disasters, lack of adequate raw materials, energy or other supplies, and infectious disease outbreaks. Additional factors that could adversely impact production and operations at our mining facilities and expose us to third-party liability include tailings dam failures, pit wall failures or ground subsidence, unanticipated geological conditions, including variations in the amount of overburden overlying deposits of iron ore and metallurgical coal, and processing changes.
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
Many of our production facilities and mines are dependent on a sole source for electric power, natural gas, water, industrial gases and/or certain other raw materials or supplies. A significant interruption in service from our suppliers due to production or transportation issues, workforce difficulties, terrorism or sabotage, weather conditions that may be influenced by climate change, natural disasters, equipment damage or failure, cyberattack or any other cause could result in substantial losses that may not be fully recoverable, either from our business interruption insurance or responsible third parties.
A disruption in or failure of our IT systems, including those related to cybersecurity, could adversely affect our business operations, reputation and financial performance and could expose us to third-party liability.
We rely on the availability, confidentiality, integrity and security of our IT systems for the operation of many of our business processes and to comply with regulatory, legal and tax requirements. While we internally maintain some of our critical IT systems, we are also dependent on third parties to provide important IT services relating to, among other things, off-site content hosting, operational process technology at our facilities, human resources, electronic communications and certain finance functions. Further, we operate certain IT hardware and software systems that can be supported only by a very limited number of specialists still remaining in the market with the required skill sets, and our continued reliance on these IT systems may increase the risk of IT system disruption or failure, which could adversely affect our operations.
Despite the security measures that we have implemented, including those related to cybersecurity and data privacy, our IT systems could be breached or damaged by computer viruses, ransomware, natural or human-caused incidents or disasters, or unauthorized physical or electronic access or intrusions, any of which could result in the loss, theft or corruption of sensitive or essential business or personal information and the inability to access or control our IT systems or information. Given our status as a critical supplier of steel to U.S. business and defense interests, we may be the target of malicious cyber activities sponsored by nation-state actors, including the Russian and Chinese governments or other state actors, as described in threat advisories periodically issued from time to time by the U.S. Cybersecurity & Infrastructure Security Agency. For example, U.S. government agencies have warned that certain state-sponsored actors are pre-positioning themselves within critical infrastructure networks to enable potential disruption during a future geopolitical crisis. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software, including software commonly used by companies in cloud-based services and bundled software. Though we have controls in place and regularly conduct employee training, we cannot provide assurance that a cybersecurity incident or cyberattack will not occur or cause damage or business interruption. Furthermore, despite our efforts to audit certain critical vendors’ information security controls, significant risk may remain with respect to security measures employed by third-party service providers (including risks from software supply chain compromises or vulnerabilities introduced through vendor software updates), which may ultimately prove to be ineffective at countering threats.
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
As cybersecurity threats continue to evolve and may become more sophisticated, including in connection with the ongoing development of AI, we may be required to incur significant costs and invest additional resources to protect against and, if required,
25 | CLF 2025 FORM 10-K

remediate the damage caused by such disruptions or system failures in the future. The amount of insurance coverage we maintain and require our vendors to maintain may be inadequate to cover claims or liabilities resulting from cybersecurity incidents and attacks, and there is no guarantee that such coverage will continue to be available on commercially reasonable terms or at all. Furthermore, as we evaluate AI technologies for potential use in our operations, we face new and emerging risks, including evolving regulatory requirements and the possibility that threat actors may exploit AI-enhanced cyberattack techniques. Although we believe we are taking a deliberate and measured approach to AI adoption, any failure to implement appropriate governance frameworks or security protocols could adversely affect our operations or expose us to regulatory scrutiny and third-party liability. Additionally, to the extent our competitors successfully adopt AI and experience enhanced efficiencies and/or reduced costs, we may be at a competitive disadvantage that could adversely impact our financial results.
The closure of an operating facility or mine entails substantial costs. If our assumptions underlying our accruals for closure costs prove to be inaccurate or we prematurely close one or more of our facilities or mines, our results of operations and financial condition would likely be adversely affected.
If faced with overcapacity in the market, regulatory challenges, unfairly traded imports displacing domestic customer demand or other adverse conditions, as we have done in the past, we may seek to further rationalize our manufacturing and production assets through additional sales, temporary shutdowns, idles or facility closures. If we idle or permanently close any of our facilities or mines, our production and revenues would be reduced unless we were able to increase production at our other facilities or mines in an offsetting amount, which may not be possible, and could result in customers responding negatively by taking current or future business away from us if we seek to transition production to a different facility. Alternatively, we could fail to meet customer specifications at the facilities to which products are transitioned, resulting in customer dissatisfaction or claims. To the extent an idled or closed facility formerly supplied critical inputs to our upstream production facilities, we may need to secure alternate sources for such critical inputs, the cost and availability of which may be uncertain.
The closure of a steelmaking or other operating facility or mining operation involves significant closure costs, including reclamation and other environmental costs, the costs of terminating long-term obligations, including customer, energy and transportation contracts and equipment and real property leases, costs associated with the altered tax profile of an idled or closed facility, and certain accounting charges, including asset impairment and accelerated depreciation. In addition, a permanent facility or mine closure could accelerate and significantly increase employment legacy costs, including our expense and funding costs for pension and OPEB obligations and multiemployer pension withdrawal liabilities. In these situations, employees could be eligible for immediate retirement under special eligibility rules that apply upon a steelmaking facility or mine closure. The employees eligible for immediate retirement under the pension plans at the time of the permanent closure also could be eligible for OPEB, thereby accelerating our obligation to provide these benefits. Certain closures could precipitate a pension closure liability significantly greater than an ongoing operation liability and may trigger certain severance liability obligations. For example, during 2025, we indefinitely idled and subsequently announced the permanent closure of our Conshohocken, Pennsylvania, Riverdale, Illinois and Steelton, Pennsylvania steelmaking facilities, which collectively caused us to recognize approximately $300 million in respect of employee-related costs, asset impairments and exit costs.
In addition, we are party to several joint ventures relating to iron ore mining, downstream steel processing and scrap metal recycling, and if our joint venture partners experience financial hardships or fail to perform their obligations upon closure or otherwise, we may be required to assume significant additional obligations on behalf of the joint venture, including costs of environmental remediation and pension and OPEB obligations.
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
Our decisions concerning which facilities to operate and at what production levels are made based in part upon our customers’ orders for products, as well as the quality, performance capabilities and cost of our operations. During depressed market conditions, we may concentrate production at certain facilities and not operate others in response to customer demand or other reasons, and as a result we may incur idle costs that could offset our anticipated savings from not operating the idled facility. For example, we indefinitely idled our Minorca, Minnesota iron ore mine and a portion of our Hibbing, Minnesota iron ore mine in 2025 to consume excess pellet inventory produced during 2024, and we continue to incur certain fixed costs at those facilities during their idle periods. We cannot predict whether our operations will experience additional similar or dissimilar disruptions in the future. When we restart idled facilities, we incur certain costs to replenish inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities, and prepare employees to return to work safely and resume production responsibilities. The amount of any such costs could be significant, depending on a variety of factors, such as the period of idle time, necessary repairs and available employees, and is difficult to project.
26 | CLF 2025 FORM 10-K

We may not have adequate insurance coverage for some business risks.
Our operations are generally subject to a number of hazards and risks that could result in personal injury or damage to, or destruction of, equipment, properties or facilities. Depending on the nature and extent of a loss, the insurance that we maintain to address risks that are typical in our businesses may not be adequate or available to fully protect or reimburse us, or our insurance coverage may be limited, canceled or otherwise terminated. Insurance against some risks, such as liabilities for environmental pollution, tailings basin breaches, or certain hazards or interruption of certain business activities, may not be available at an economically reasonable cost, or at all. Even if available, we may self-insure or maintain high deductibles where we determine it is most cost effective to do so. As a result, despite the insurance coverage that we carry, accidents or other negative developments involving our production, mining, processing or transportation activities causing losses in excess of policy limits, or losses arising from events not covered under insurance policies or subject to substantial deductibles, could have a material adverse effect on our financial condition and cash flows. In addition, potential changes in extreme weather events influenced by climate change or otherwise may adversely impact our access to cost effective insurance in the future. The risk of increased insurance costs may have greater impact where the adverse event results in us asserting an insurance claim, the cost of which our insurers may seek to recoup during a future insurance renewal through increased premiums or limitations on coverage.
V. SUSTAINABILITY AND DEVELOPMENT RISKS
As we and our stakeholders seek reduced carbon footprints and enhanced business sustainability, we face financial, regulatory, legal, and reputational risks and potential loss of business opportunities because our operations utilize carbon-based energy sources and produce GHG emissions.
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
In addition, as part of our decarbonization strategy, we are investigating and from time to time may consider investments in or other relationships with various energy efficiency and clean energy initiatives. In 2024, the DOE awarded us funding to pursue two innovative projects intended to enhance business competitiveness and reduce emissions related to our Butler facility in Pennsylvania and our Middletown facility in Ohio. We also continue to engage with developers on energy projects, including potential behind-the-meter solar projects that could be located onsite at certain of our operating facilities. While we are actively pursuing these decarbonization and energy-related projects and working closely with the DOE to align these facility investments with the U.S. federal government’s goals, there are no guarantees that sufficient funding or the necessary advanced technology will be available to complete any of these projects under currently anticipated timeframes or at all. Additionally, we may not be successful in achieving our current or any future short, medium or long-term GHG emissions reduction goals, including any net-zero or near-zero goals, due to adverse changes in business conditions over time, unanticipated financial challenges or operational improvement efforts that may not be as successful as originally forecasted, or regulatory developments arising after such goals were initially announced.
To maintain consistent operational performance and foster growth in our businesses, we must maintain our social license to operate with our stakeholders.
Maintaining a strong reputation and consistent operational, environmental and safety track records is vital to continuing to foster business growth and maintaining our permission to operate. As stakeholders’ sustainability expectations increase and regulatory requirements continue to evolve, maintaining our social license to operate becomes increasingly important. Our ability to maintain our reputation and strong operating track record could be threatened, including by circumstances outside of our control, such as disasters caused or suffered by other companies in the steel and mining industries. Our social license to operate could also be adversely affected and claims have been and could continue to be made against us to the extent that environmental factors negatively impact local communities, such as air emissions, discharges to water, dust, odors, noise and other factors that are inherent in industrial activities like our steelmaking, cokemaking, scrap metal processing and mining operations, even if such activities are conducted in accordance with legal, regulatory and permit requirements. If we are not able to respond effectively to these and other challenges to our social license to operate, our reputation could be damaged. Damage to our reputation or third-party claims initiated in response to our ongoing activities could adversely affect our continuity of operations, current and prospective business relationships, and ability to foster growth projects.
27 | CLF 2025 FORM 10-K

We rely on estimates of our recoverable mineral reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.
We regularly evaluate, and engage third-party QPs to review and validate, our mineral reserves based on revenues and costs and update them as required in accordance with SEC regulations. Estimates of mineral reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, some of which are beyond our control, such as production capacity, effects of governmental regulations, future prices for minerals we mine, future industry conditions and operating costs, taxes, development costs, and costs of extraction and reclamation. Estimating the quantity and grade of mineral reserves requires us to determine the size, shape and depth of our mineralized bodies by analyzing geological data, such as samplings of drill holes, and a QP to review and validate our determinations. Estimated mineral reserves could be affected by future industry conditions, future changes in the SEC’s mining property disclosure requirements, variation in geological conditions and ongoing mine planning. Actual volume and grade of reserves recovered, production rates, revenues on third-party sales and expenditures with respect to our reserves and production will likely vary from estimates, and if such variances are material, our cost structure and gross margins could be adversely affected.
In addition, we have announced that we are in the early stages of evaluating our Michigan and Minnesota mining properties for indicators of rare earth mineralization. It is uncertain whether we will be able to complete the requisite technical and economic studies to determine the economic potential for extraction of rare earths at our properties. Moreover, there is risk that our geological surveying and exploration activities may never result in the identification of rare earth minerals in economic concentrations at any of our mining properties.
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
Our production is dependent upon the efforts of our employees. We are party to labor agreements with various labor unions that represent employees at most of our operations. Such labor agreements are negotiated periodically, and, therefore, we are subject to the risk that these agreements may not be able to be renewed on reasonably satisfactory terms. It is difficult to predict what issues may arise as part of the collective bargaining process, and whether negotiations concerning these issues will be successful. Due to union activities or other employee actions, we could experience labor disputes, work stoppages or other disruptions in our production that could affect us adversely. Although we successfully negotiated all of our labor agreements that expired in 2025, we have other labor agreements that will expire in 2026, including those covering union workers at our Burns Harbor, Cleveland, Coatesville, Columbus Coatings, Coshocton, Indiana Harbor and Mansfield steelmaking operations, our Toledo HBI production operation and our Warren cokemaking operation, as well as all of our iron ore mining operations, and the outcomes of those labor negotiations are uncertain. If we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors or fail to come to an agreement upon expiry, our ability to compete or continuity of production may be materially and adversely affected.
28 | CLF 2025 FORM 10-K

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
In addition, some of the transactions in which we previously sold or otherwise disposed of our non-core assets included the assumption of certain pension and other liabilities by the purchasers or acquirers of those assets. While we believe that all such assumptions were completed properly and are legally binding, if the purchaser fails to fulfill its obligations, we may be at risk that a court, arbitrator or regulatory body could disagree and determine that we nonetheless remain responsible for such pension and other liabilities. For example, during 2025, the trustees of the United Mine Workers of America 1974 Pension Plan assessed withdrawal liability against us in respect of the Pinnacle, West Virginia and Oak Grove, Alabama coal mines that we divested in 2015. Although we do not believe that this purported withdrawal liability has been validly assessed, if the ongoing legal proceedings are determined adversely to us, then we could be required to continue making certain long-term periodic payments into the pension fund, which would adversely impact our liquidity and cash flows for an extended period of time.
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

ITEM 1C. CYBERSECURITY
Management of cybersecurity risks is an integral part of our overall risk management framework and is essential for safeguarding our business and data. We have developed an information security program to assess, identify and manage material risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls drawn from multiple security frameworks are developed, implemented and maintained. Our cybersecurity risk management program works to balance critical infrastructure, network, application, cloud and information security objectives with overall business objectives and risk tolerance. Specific controls that are used include endpoint threat detection and response, identity and access management, privileged access management, logging and monitoring involving the use of security information and event management, multi-factor authentication, firewalls and intrusion detection and prevention, and vulnerability and patch management. Given our manufacturing operations, we maintain specific controls for operational technology and industrial control systems, including appropriate segmentation and monitoring.
We use threat intelligence to inform our defensive measures. We use external and internal threat intelligence sources, including information from industry vendors and government agencies. Evolving threats and risks we are also monitoring and working to protect against include AI-enabled attacks, ransomware targeting critical infrastructure, and nation-state threats, including state-sponsored pre-positioning activities.
29 | CLF 2025 FORM 10-K

We believe in continuous improvement as part of the effort to optimize security, and we work to foster that culture through various initiatives:
•Cybersecurity Awareness Trainings: We educate employees on best practices for online safety and for identifying potential cybersecurity threats, including by maintaining quarterly training programs for employees and contractors who access systems.
•Simulated Cyberattacks: With assistance from qualified third-party experts, we periodically conduct penetration testing and tabletop exercises to test our technical controls and incident response plans.
•Security Monitoring: We monitor our IT environment with both our internal cybersecurity resources and third-party service providers. We also have processes in place to monitor the cybersecurity practices of various third-party service providers, including certain vendors that have access to our information systems or sensitive data.
•Proactive Reporting and Investigation: As part of our training initiatives, we regularly educate employees on how to report any suspicious cyber activity or potential cybersecurity issues, and we investigate reported concerns.
•Emerging Technology Governance: We take a measured approach to adopting emerging technologies, including AI, with appropriate security and governance reviews prior to deployment.
Third-party security firms are used in different capacities to provide or operate some of these programs, controls and technology systems, including cloud-based platforms and services.
Our Board of Directors has overall oversight responsibility for our enterprise risk management program and delegates cybersecurity risk management oversight to the Audit Committee of the Board of Directors. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management, including the Chief Information Officer and Chief Information Security Officer with support from our cybersecurity team, updates the Audit Committee on at least a biannual basis regarding our cybersecurity programs and material cybersecurity risks and mitigation strategies. The Audit Committee also regularly reports on discussions regarding cybersecurity risks to our full Board of Directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer, who reports to the Chief Information Officer. The Chief Information Security Officer has over 15 years of cybersecurity leadership experience and holds the Certified Information Systems Security Professional (“CISSP”) credential. The Chief Information Officer, who has over 20 years of experience in IT leadership, maintains executive oversight of the cybersecurity program and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our cybersecurity team includes personnel that have obtained credentials from the International System Security Certification Consortium and the SANS Institute, such as CISSP and GIAC Certified Incident Handler, as well as experienced information systems security professionals and information security managers. Additionally, our internal Information Security Committee, composed of leaders from key departments, collaborates on a cross-functional basis to identify practices that can counter threats and to monitor our cybersecurity programs and our cybersecurity incident response plans.
We recognize the ever-present global risk of cyberattacks from diverse threat actors, including nation-states, cybercriminals, hacktivists, insiders and organized crime. In spite of our efforts, we (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, but it is possible we may not implement appropriate controls if we do not recognize or we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Further, even events that are detected by security tools or third parties may not always be immediately understood or acted upon. While no organization is immune to attack attempts and we cannot eliminate all risks from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident, in 2025, we did not identify any material cybersecurity events that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further information about these risks, please see Part I - Item 1A. Risk Factors - IV. Operational Risks - A disruption in or failure of our IT systems, including those related to cybersecurity, could adversely affect our business operations, reputation and financial performance and could expose us to third-party liability.
30 | CLF 2025 FORM 10-K

ITEM 2. PROPERTIES
The following map shows the locations of our active operations and corporate headquarters as of December 31, 2025:

ON
MN
MI
PA
OH
IN
IL
WV
KY
NC
TN
MS
AL

★ Cleveland-Cliffs Headquarters

Steelmaking

1. Burns Harbor
2. Burns Harbor Plate & Gary Plate
3. Butler
4. Cleveland
5. Coatesville
6. Columbus, OH
7. Coshocton
8. Dearborn
9. FPT – Illinois Location
10. FPT – Michigan Locations (11)
11. FPT – Mississippi Location
12. FPT – Ohio Locations (5)
13. FPT – Ontario Location
14. FPT – Tennessee Locations (2)
15. Hibbing
16. Indiana Harbor
17. Mansfield
18. Middletown
19. Minorca
20. Monessen
21. New Carlisle
22. Northshore
23. Piedmont
24. Princeton
25. Rockport
26. Stelco – Lake Erie
27. Stelco – Hamilton
28. Tilden
29. Toledo Direct Reduction Plant
30. United
31. Warren
32. Zanesville

Tooling & Stamping

33. Bowling Green
34. Cleveland, TN
35. Sylacauga
36. Ontario Locations (7)

Tubular

37. Columbus, IN
38. Walbridge

CORPORATE OFFICES
We lease our corporate headquarters in Cleveland, Ohio. We also have leased office space in West Chester, Ohio and Detroit, Michigan. We own office space located in Burns Harbor, Indiana and our Research and Innovation Center located in Middletown, Ohio.
STEELMAKING

Location		Raw Material
(Tons in millions)	State /Province	Iron Ore	Capacity (lt)[1]	HBI	Capacity (mt)	Coke	Capacity (nt)	Coal	Capacity (nt)	Scrap	Capacity (mt)

Hibbing[2]	MN	●	2.3
Minorca[3]	MN	●
Northshore	MN	●	5.2
Tilden	MI	●	7.5
United	MN	●	5.1
Toledo HBI	OH			●	1.9
Burns Harbor (Coke)	IN					●	1.8
Hamilton (Coke)	ON					●	0.7
Lake Erie (Coke)	ON					●	0.7
Monessen	PA					●	0.3
Warren	OH					●	0.5
Princeton	WV							●	1.8
FPT	Multiple									●	N/A
1 As of December 31, 2025
[2] Shown at 85.3% ownership share. During 2025, due to market conditions, we made the decision to partially idle our Hibbing mine. Our Hibbing mine remained partially idled as of December 31, 2025, but has an annual operational capacity of 4.6 million long tons when fully operational.

[3] During 2025, due to market conditions, we made the decision to indefinitely idle our Minorca mine. Our Minorca mine remained idled as of December 31, 2025, but has an annual operational capacity of 2.8 million long tons.

31 | CLF 2025 FORM 10-K

Location		Raw Steel			Processing and Finishing
(Tons in millions)	State / Province	BF-BOF	EAF	Configured Capacity (nt)[1]	Hot-Rolled	Cold-Rolled	Coated	Stainless & Electrical	Plate	Slab & Other

Burns Harbor	IN	●		5.1	●	●	●			●
Burns Harbor Plate	IN								●
Butler	PA		●	0.3				●
Cleveland	OH	●		3.5	●	●	●			●
Coatesville	PA		●	0.2					●	●
Columbus	OH						●
Coshocton	OH							●
Dearborn[2]	MI	●				●	●			●
Gary Plate	IN								●
Hamilton	ON					●	●			●
Indiana Harbor	IN	●		5.2	●	●	●			●
Lake Erie	ON	●		2.5	●
Mansfield	OH		●	0.5				●
Middletown	OH	●		2.7	●	●	●	●		●
New Carlisle	IN					●	●
Piedmont	NC								●
Rockport	IN					●	●	●
Zanesville	OH							●
1 As of December 31, 2025
[2] During 2025, due to market conditions, we made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn facility. This portion of our Dearborn facility remained idled as of December 31, 2025, but has annual raw steel capacity of 3.0 million net tons when fully operational.

STEELMAKING AND FINISHING FACILITIES
Our primary steel producing and finishing facilities are located across Indiana, Michigan, Ohio, Pennsylvania and Ontario. We operate seven blast furnaces and four EAFs, excluding any currently idled or permanently closed facilities. Finishing is completed on site at our integrated operations or at one of our 9 stand-alone processing and finishing facilities. As of December 31, 2025 and 2024, our annual configured production capacity of raw steel was approximately 20.0 million and 23.0 million net tons, respectively. During the years ended December 31, 2025 and 2024, our steelmaking facilities produced a total of 18.8 million and 17.7 million net tons of raw steel, respectively.
SCRAP PROCESSING FACILITIES
Our scrap business consists of our subsidiary FPT, which has 21 locations in Illinois, Michigan, Mississippi, Ohio, Tennessee and Ontario. These facilities are primarily located in Michigan and Ohio, which are in close proximity to our scrap consuming steel facilities. During each of the years ended December 31, 2025 and 2024, FPT processed approximately 3 million net tons of scrap metal, of which approximately 50% of total output was prime grade.
DIRECT REDUCTION PLANT
Our direct reduction plant is located in Toledo, Ohio, is near an existing dock, and has access to rail and heavy haul roads for operation logistics. We are leasing the property on which the plant is located. This plant produces a specialized high quality iron alternative to scrap and pig iron and has annual capacity of 1.9 million metric tons of HBI. During each of the years ended December 31, 2025 and 2024, our direct reduction plant produced a total of 1.6 million metric tons of HBI.
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
32 | CLF 2025 FORM 10-K

See Part I – Item 1A. Risk Factors – V. Sustainability and Development Risks – We rely on estimates of our recoverable mineral reserves, which are complex due to geological characteristics of the properties and the number of assumptions made.
As of December 31, 2025, our individually material mining properties, as determined in accordance with subpart 1300 of Regulation S-K, are the following iron ore mining properties: Northshore, Tilden and United.
The following summarizes certain information regarding our iron ore mining properties. The information relating to the Northshore, Tilden and United properties is derived, for the most part, from the technical report summaries relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Technical Report Summaries, which are filed as Exhibits 96.1 through 96.3 to this Annual Report on Form 10-K and are incorporated by reference herein.
All of our iron ore mining operations are open-pit mines. Additional development is underway as required by long-range mine plans. Drilling programs are conducted periodically to collect geologic modeling data and for refining ongoing operations.
Geologic models are developed for all mines to define the major ore and waste rock types. Computerized block models for iron ore are constructed that include all relevant geologic and metallurgical data. These are used to generate grade and tonnage estimates, followed by detailed mine design and LoM plan operating schedules.
We currently own or co-own and operate five production-stage iron ore mines in Michigan and Minnesota. While our Tilden, Northshore and United mines were fully operational, as of December 31, 2025 our Minorca mine and a portion of our Hibbing mine were indefinitely idled. As of December 31, 2025, we had an aggregate annual production capacity of approximately 20.1 million long tons of iron ore pellets, including our 85.3% share of the Hibbing mine production. Our iron ore mines produce from deposits located within the Biwabik and Negaunee Iron Formation, which are classified as Lake Superior type iron formations that formed under similar sedimentary conditions in shallow marine basins approximately two billion years ago. Magnetite and hematite are the predominant iron oxide ore minerals present, with lesser amounts of goethite and limonite. Quartz is the predominant waste mineral present, with lesser amounts of other chiefly iron bearing silicate and carbonate minerals. The ore minerals liberate from the waste minerals upon fine grinding.
The following represents iron ore production for the last three fiscal years:

Iron Ore Production
(In millions of long tons)	2025	2024	2023
Hibbing[1,2]	2	5	6
Minorca[2]	1	3	3
Northshore	3	4	3
Tilden	6	7	8
United	5	5	5
Total	17	24	25

[1]Hibbing is reported at 85.3% based on our ownership level.
2In the first half of 2025, we indefinitely idled the Minorca mine and partially idled the Hibbing mine in order to consume excess pellet inventory produced in 2024. Both remained idled as of December 31, 2025.

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
The following provides an overview of our individually material iron ore properties:
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
33 | CLF 2025 FORM 10-K

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

Cleveland-Cliffs Inc.

*Northshore Property*

*Babbitt, Minnesota*

**Peter Mitchell Mine Title Boundaries**

Legend:
NSM Property Boundary
NSM Owned Property
Surface Leases
Township and Range
57-8
57-7
N
56-9
56-8
56-7
55-7
55-8
55-9
Silver Bay
E.W. Davis Works
Beaver Bay
Lax Lake
Tettegouche State Park
0
1.5
3
Miles
Babbitt
Silver Bay
Fargo
MINNESOTA
Minneapolis
Saint Paul
Sioux Falls
CLIFFS AUG. 15, 2019

Figure 3-3

**Cleveland-Cliffs Inc.**

***Northshore Property***

*Babbitt, Minnesota*

**E.W. Davis Works Property**

The operation includes an open pit truck and shovel mine where two stages of crushing occur before the ore is transported along a wholly owned 47-mile rail line to the plant site in Silver Bay. At the plant site, two additional stages of crushing occur before the ore is sent to the concentrator. The concentrator utilizes rod mills and magnetic separation to produce a magnetite concentrate, which is delivered to the pellet plant located on-site. The plant can produce both standard and direct reduction-grade pellets. The plant site has its own ship loading port located on Lake Superior.
The net book value of Northshore's property, plant and equipment was $211 million as of December 31, 2025.
For further information, see Exhibit 96.1, Technical Report Summary on the Northshore Property, Minnesota, USA, prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.
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
Operations include an open pit truck and shovel mine, a concentrator that utilizes single stage crushing, autogenous grinding mills and floatation to produce hematite concentrates that are then supplied to the on-site pellet plant. From the site, pellets are transported by our LS&I (Lake Superior & Ishpeming Railroad Company) rail to a ship loading port at Marquette, Michigan, operated by LS&I.

The net book value of Tilden's property, plant and equipment was $256 million as of December 31, 2025.
For further information, see Exhibit 96.2, Technical Report Summary on the Tilden Property, Michigan, USA, prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.
34 | CLF 2025 FORM 10-K

UNITED
United’s (100% owned) mine and offices are located on Minnesota's Mesabi Iron Range just north of Eveleth, Minnesota at latitude 47°29'1.62" N, longitude 92°32'23.69" W. The processing facilities are located approximately eight miles to the southeast.

The property commenced operations as an asset of Eveleth Taconite Company in 1965 before it was purchased by United (70% Cliffs and 30% Laiwu Steel) in December 2003. The property has been a wholly owned subsidiary of Cliffs since 2008.
United owns 14,199 acres of surface rights, of which 703 acres are associated with mineral leases. An additional 145 acres of surface rights are leased from the State of Minnesota. We lease 100% of the mineral rights, comprised of 4,908 acres expiring between 2037 and 2066, with the exception of the State of Minnesota mineral lease, which expires in 2027. Leases are maintained by making minimum prepaid royalty payments. Mining leases routinely are renegotiated and renewed as they approach their respective expiration dates.
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
The net book value of United’s property, plant and equipment was $554 million as of December 31, 2025.

Legend:
UTAC Property Boundary
UTAC Owned Property
Mineral Leases with State of Minnesota
Mineral Leases with Private Landowners
Surface Lease with State of Minnesota
Township and Range
0
1.5
3
Miles
N
Thunderbird Mine
58-17
Leonida
Eveleth
57-19
57-18
57-17
Iron Junction
Fairlane Plant
56-18
56-17
United Taconite
MINNESOTA
Fargo
Minneapolis
Saint Paul
Sioux Falls
CLIFFS AUG. 14, 2019

Figure 3-2

Cleveland-Cliffs Inc.

***United Taconite Property***
*Eveleth, Minnesota*
**Mineral and Surface Rights Map**

For further information, see Exhibit 96.3, Technical Report Summary on the United Property, Minnesota, USA, prepared for the Company by the QP, SLR, with an effective date of December 31, 2021.
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
A detailed breakdown of the mineral resources exclusive of mineral reserves is presented in the table below. Mineral resources were defined and constrained within open-pit shells, prepared by Cliffs, and based on a US$90.00/WLT pellet price for our Minnesota iron ore mines and on a US$100.00/WLT pellet price for our Michigan iron ore mine, freight-on-board (FOB) Lake Superior, while meeting defined cut-off grade criteria and existing pellet specifications. All estimates of mineral resource were reviewed and validated by the QP, SLR.
35 | CLF 2025 FORM 10-K

The following represents iron ore mineral resources, exclusive of mineral reserves, as of December 31, 2025:

Iron Ore Mineral Resources
	Measured		Indicated		Measured + Indicated		Process Recovery	Inferred
(In millions of long tons)	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade		Tonnage	% Grade
Total Iron Ore	1,351	22.5	1,452	23.2	2,803	22.8	31%	169	28.5

Michigan	—	—	104	33.2	104	33.2	35%	99	33.7
Minnesota	1,351	22.5	1,348	22.4	2,699	22.4	31%	70	21.0

Hibbing[1]	8	19.2	1	18.7	9	19.2	25%	—	—
Minorca	484	22.9	317	22.9	801	22.9	33%	30	21.1
Northshore	767	22.1	391	22.4	1,158	22.2	26%	14	19.8
Tilden	—	—	104	33.2	104	33.2	35%	99	33.7
United	92	23.6	639	22.2	731	22.4	32%	26	21.5

[1]Hibbing is reported at 85.3% based on our ownership level.
Reference point selected is the saleable tons based on the process recovery.
Process recovery may change based on the required saleable product mix and is reported as wet product percentage.
Mineral resources are estimated using the following cut-off grades: 13% magnetic Fe for Hibbing; 16% magnetic Fe for Minorca; 15% magnetic Fe for Northshore; 25% FeT for Tilden hematite; and 17% magnetic Fe for United.

Tonnage is reported in long tons equivalent to 2,240 pounds and has been rounded to the nearest 100,000.
For comparison purposes, the following represents iron ore mineral resources, exclusive of mineral reserves, as of December 31, 2024:

Iron Ore Mineral Resources
	Measured		Indicated		Measured + Indicated		Process Recovery	Inferred
(In millions of long tons)	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade		Tonnage	% Grade
Total Iron Ore	1,351	22.5	1,483	23.6	2,834	23.1	31%	420	32.4

Michigan	—	—	135	35.5	135	35.5	36%	350	34.7
Minnesota	1,351	22.5	1,348	22.4	2,699	22.4	31%	70	21.0

Hibbing[1]	8	19.2	1	18.7	9	19.2	25%	—	—
Minorca	484	22.9	317	22.9	801	22.9	33%	30	21.1
Northshore	767	22.1	391	22.4	1,158	22.2	26%	14	19.8
Tilden	—	—	135	35.5	135	35.5	36%	350	34.7
United	92	23.6	639	22.2	731	22.4	32%	26	21.5

[1]Hibbing is reported at 85.3% based on our ownership level.
Reference point selected is the saleable tons based on the process recovery.
Process recovery may change based on the required saleable product mix and is reported as wet product percentage.
Mineral resources are estimated using the following cut-off grades: 13% magnetic Fe for Hibbing; 16% magnetic Fe for Minorca; 15% magnetic Fe for Northshore; 25% FeT for Tilden hematite; and 17% magnetic Fe for United.

Tonnage is reported in long tons equivalent to 2,240 pounds and has been rounded to the nearest 100,000.
Mineral resources decreased by 8.7% during 2025 primarily due to a reduction in inferred resources resulting from the Tilden LoM plan reserve analysis performed during 2025. The material assumptions and criteria used for the mineral resource estimates for Northshore, Tilden and United, including but not limited to leases, permits and geotechnical pit design, are covered in more detail in Sections 11 through 13 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.3 to this Annual Report on Form 10-K.
36 | CLF 2025 FORM 10-K

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
Mineral reserves are based on pricing that does not exceed the three-year trailing average index price of iron pellets adjusted to realized price. We evaluate and analyze, and engage QPs to review and verify, mineral reserves in accordance with our mineral policy and SEC requirements and then complete LoM plan reserve analyses. The table below identifies the year in which the latest LoM plan reserve analysis was completed.
Mineral reserves estimates for our iron mines are constrained by fully designed open pits developed using three-dimensional modeling techniques. These open pits incorporate design slopes, practical mining shapes and access ramps to assure the accuracy of our mineral reserve estimates. All operations' mineral reserves have been adjusted net of production through year-end 2025. All mineral reserves estimates were reviewed and validated by the QP, SLR.
The following represents iron ore mineral reserves as of December 31, 2025. These estimates are periodically updated to reflect past iron ore production, updated mine plans, new exploration information, and other geologic or mining data. Mineral reserves were defined and constrained within open-pit shells, prepared by Cliffs, and based on a US$90.00/WLT pellet price for our Minnesota iron ore mines and on a US$100.00/WLT pellet price for our Michigan iron ore mine, freight-on-board (FOB) Lake Superior, while meeting defined cut-off grade criteria and existing pellet specifications. All estimates of mineral reserves were reviewed and validated by the QP, SLR.

Iron Ore Mineral Reserves
as of December 31, 2025
	Last LoM Plan	Proven		Probable		Proven & Probable		Process
(In millions of long tons)	Reserve Analysis	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade	Recovery
Total Iron Ore		485	24.0	1,597	26.2	2,082	25.7	32%

Michigan		2	36.1	436	34.7	438	34.7	35%
Minnesota		483	24.0	1,161	23.0	1,644	23.3	31%

Hibbing[1]	2024	58	19.3	4	19.0	62	19.3	24%
Minorca	2021	76	23.7	7	25.3	83	23.8	35%
Northshore	2020	264	25.3	519	24.1	783	24.5	29%
Tilden	2025	2	36.1	436	34.7	438	34.7	35%
United	2019	85	23.5	631	22.1	716	22.3	33%

[1] Hibbing is reported at 85.3% based on our ownership level.
Reference point selected by the QP is the saleable tons based on the process recovery.
Process recovery may change based on the required saleable product mix and is reported as wet product percentage.
Mineral reserves are estimated using the following cut-off grades: 13% magnetic Fe for Hibbing; 16% magnetic Fe for Minorca; 19% magnetic Fe for Northshore; 25% FeT for Tilden hematite; and 17% magnetic Fe for United.

Tonnage is reported in long tons equivalent to 2,240 pounds and has been rounded to the nearest 100,000.
Mineral reserves are classified as probable if not scheduled within the first 20 years.
The material assumptions and criteria used for the mineral reserves estimates for Northshore, Tilden and United, including but not limited to leases, permits and geotechnical pit design, are covered in more detail in Sections 11 through 13 of the respective Technical Report Summaries filed as Exhibits 96.1 through 96.3 to this Annual Report on Form 10-K.

37 | CLF 2025 FORM 10-K

For comparison purposes, the following represents iron ore mineral reserves as of December 31, 2024:

Iron Ore Mineral Reserves
as of December 31, 2024
	Proven		Probable		Proven & Probable		Process
(In millions of long tons)	Tonnage	% Grade	Tonnage	% Grade	Tonnage	% Grade	Recovery
Total Iron Ore	522	23.8	1,619	26.3	2,141	25.7	32%

Michigan	4	35.3	458	34.6	462	34.6	37%
Minnesota	518	23.8	1,161	23.0	1,679	23.3	31%

Hibbing[1]	67	19.0	4	19.0	71	19.0	24%
Minorca	78	23.7	7	25.3	85	23.8	35%
Northshore	275	25.3	519	24.1	794	24.5	29%
Tilden	4	35.3	458	34.6	462	34.6	37%
United	98	23.4	631	22.1	729	22.3	33%

[1]Hibbing is reported at 85.3% based on our ownership level.
Reference point selected by the QP is the saleable tons based on the process recovery.
Process recovery may change based on the required saleable product mix and is reported as wet product percentage.
Mineral reserves are estimated using the following cut-off grades: 13% magnetic Fe for Hibbing, 16% magnetic Fe for Minorca; 19% magnetic Fe for Northshore; 25% FeT for Tilden hematite; and 17% magnetic Fe for United.

Tonnage is reported in long tons equivalent to 2,240 pounds and has been rounded to the nearest 100,000.
Mineral Reserves are classified as probable if not scheduled within the first 20 years.
Overall, mineral reserves estimates as of December 31, 2025, as compared to the prior-year period, decreased by 2%, which was driven by mining depletion.
INTERNAL CONTROLS DISCLOSURE
Each material iron ore mine operated by the Company has demonstrated repeated attainment of annual production and quality targets for over 50 years. Internal controls the Company uses in its industry-standard approach to exploration and mineral resource and reserve estimation efforts are governed by its Mineral Reserve and Mineral Resource Estimation Policy and are detailed in Cliffs’ minimum operating standards for Resource Estimation and Strategic Mine Planning. The controls include: confirmation of drill collar locations and drill hole traces, drill logging and sample collection and security, database verification and security, QA/QC programs, internal and third-party QP statistical analysis, third-party QP model validation, and reconciliation. Modeling and analysis of the Company’s resources has been developed by Company personnel or third-party consultant SLR and reviewed by internal management and the external independent QP, SLR. Reserve estimations have been completed by Company personnel and reviewed by internal management and the QP, SLR.
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
Cliffs' QA/QC programs are site-specific, well-developed protocols that involve formal procedures for the use of crude material standards developed from on-site material, as well as regularly inserted coarse and concentrate duplicate samples, control chart analysis and reporting. Cliffs typically uses internal and external labs for geometallurgical analyses that are accredited with ASQ/ANSI ISO-9001:2015 (American Society for Quality/American National Standards Institute) for their system of quality management. Quality sample results are monitored and enacted on where warranted. Also, Cliffs has implemented a drill campaign reporting practice to ensure results are documented, with defined and illustrated failure metrics, outcomes of investigations, comparisons with previous year’s results and recommendations. The QP, SLR, reviewed Cliffs' QA/QC practices and provided recommendations for further work. Where QA/QC programs were still in development at that time and prior to resource estimation, Cliffs conducted data verification studies utilizing a suite of blind crude ore standards and blind duplicates from historical sample reserves within the LoM plan. Where unaccredited labs provided data used in resource estimation, check lab studies were initiated to verify analytical results. Cliffs continues to work toward completing alignment of QA/QC protocols at each mine to the Company’s current best practice by formalizing procedures.
38 | CLF 2025 FORM 10-K

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
COAL MINING AND COKEMAKING
Princeton is a coal mining complex located in West Virginia that specializes in surface and underground mining of metallurgical coal to produce coke and pulverized coal injection coal. As of December 31, 2025, we have annual rated metallurgical coal production capacity of 1.8 million net tons from our Princeton mine. During the years ended December 31, 2025 and 2024, the mine produced 1.2 million and 1.0 million net tons of coal, respectively. We own 100% of the Princeton mine, which has been operating since 1995. We own 49% of the mineral rights and lease 51% via multiple mineral leases having varying expiration dates. Mining leases are routinely renegotiated and renewed as they approach their respective expiration dates. Princeton's operations consist of three open-pit surface mines, one underground mine, a preparation plant and two rail loadouts.
Our Monessen and Warren facilities produce furnace coke and related by-products in Monessen, Pennsylvania and Warren, Ohio, respectively. We also operate cokemaking facilities located within our Burns Harbor, Lake Erie and Hamilton locations. These facilities have an aggregate annual rated capacity of 4.0 million net tons. During the years ended December 31, 2025 and 2024, our cokemaking facilities produced 3.1 million and 2.4 million net tons of coke, respectively.
OTHER BUSINESSES
Our Tubular operating segment consists of plants in Walbridge, Ohio and Columbus, Indiana. The Walbridge plant operates six electric resistance welded tube mills and one laser re-cutting line on owned property. The Columbus plant operates five electric resistance welded tube mills, four high-speed cold saws, and one laser re-cutting line on leased property.
Our Tooling and Stamping operating segment provides advanced-engineered solutions, tool design and build, hot- and cold-stamped steel components and complex assemblies for the automotive market across 10 plants, of which certain of these are under long-term lease agreements, in Ontario, Alabama, Kentucky and Tennessee. Its facilities feature seven large-bed, hot-stamping presses, providing 13 lines of production; 60 cold-stamping presses ranging from 150 net tons to 3,000 net tons of pressing capacity; 18 large-bed, high-tonnage tryout presses with prove-out capabilities for new tool builds; and 173 multi-axis welding assembly cells.
Our European operating segment consists of a metal distribution company that buys and sells steel, steel products and other materials. We operate out of six different European countries: the Netherlands, Italy, Germany, France, Spain and the United Kingdom.
39 | CLF 2025 FORM 10-K

ITEM 3. LEGAL PROCEEDINGS
LEGAL PROCEEDINGS RELATING TO OUR BUSINESS
Mesabi Metallics Adversary Proceeding. On September 7, 2017, Mesabi Metallics Company LLC (f/k/a Essar Steel Minnesota LLC) (“Mesabi Metallics”) filed a complaint against Cleveland-Cliffs Inc. in the Essar Steel Minnesota LLC and ESML Holdings Inc. bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”). Mesabi Metallics alleged tortious interference with its contractual rights and business relations involving certain vendors, suppliers and contractors, violations of federal and Minnesota antitrust laws through monopolization, attempted monopolization and restraint of trade, violation of the automatic stay, and civil conspiracy with unnamed Doe defendants. Mesabi Metallics amended its complaint to add additional defendants, including, among others, our subsidiary, Cleveland-Cliffs Minnesota Land Development Company LLC (“Cliffs Minnesota Land”), and to add additional claims, including avoidance and recovery of unauthorized post-petition transfers of real estate interests, claims disallowance, civil contempt and declaratory relief. Mesabi Metallics seeks to hold the defendants jointly and severally liable for, among other things, antitrust damages and injunctive relief. The parties filed various dispositive motions on certain of the claims, including a motion for partial summary judgment to settle a dispute over real estate transactions between Cliffs Minnesota Land and Glacier Park Iron Ore Properties LLC (“GPIOP”). A ruling in favor of Cliffs, Cliffs Minnesota Land and GPIOP was issued on July 23, 2018, finding that Mesabi Metallics' leases had terminated and upholding Cliffs' and Cliffs Minnesota Land's purchase and lease of the contested real estate interests. Mesabi Metallics filed a Motion for Leave to File an Interlocutory Appeal, which was denied on September 10, 2019. Discovery was completed, and the parties filed cross-motions for summary judgment. On October 8, 2024, the Bankruptcy Court issued an order granting and denying parts of the cross-motions. On February 14, 2025, Mesabi Metallics' motion for the case to be withdrawn from the Bankruptcy Court and proceed in the United States District Court for the District of Delaware (the “District Court”) was granted. On June 3, 2025, the District Court issued an order setting the case for trial in May 2027. We continue to believe the claims asserted against us are without merit, and we intend to continue vigorously defending against all remaining claims in the lawsuit.
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
40 | CLF 2025 FORM 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK EXCHANGE INFORMATION
Our common shares (ticker symbol CLF) are listed on the NYSE (New York Stock Exchange).
HOLDERS
At February 9, 2026, we had 2,466 shareholders of record.
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

		2020	2021	2022	2023	2024	2025
Cleveland-Cliffs Inc.	Return %	—	49.52	(26.00)	26.75	(53.97)	41.28
	Cumulative $	100.00	149.52	110.64	140.24	64.55	91.20
S&P 500 Index	Return %	—	28.68	(18.13)	26.26	25.00	17.86
	Cumulative $	100.00	128.68	105.35	133.01	166.26	195.95
S&P Metals and Mining Select Industry Index	Return %	—	34.94	13.12	21.51	(4.55)	83.46
	Cumulative $	100.00	134.94	152.64	185.47	177.03	324.78
S&P MidCap 400 Index	Return %	—	24.73	(13.10)	16.39	13.89	7.48
	Cumulative $	100.00	124.73	108.39	126.16	143.68	154.43
41 | CLF 2025 FORM 10-K

ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs[2]
October 1 - 31, 2025	588	$12.30	—	$1,375,931,379
November 1 - 30, 2025	17,856	7.91	—	$1,375,931,379
December 1 - 31, 2025	4,120	12.41	—	$1,375,931,379
Total	22,564	$8.85	—

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
42 | CLF 2025 FORM 10-K

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
Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2025 and 2024. A discussion related to our financial condition and results of operations for 2024 as compared to 2023 can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
OVERVIEW
Throughout 2025, we continued to position the Company for long-term success and further established ourselves as a leading North America based steel producer, particularly for the automotive industry. We announced a potential strategic partnership with a top-ten global steel producer, optimized our operational footprint, moved away from non-core assets, signed multi-year fixed price contracts with major automotive customers and further reduced unit costs year-over-year. The operational changes to our footprint, along with our commercial and strategic initiatives, further strengthen our position as a North American leader in the steel industry and are expected to create value for all Company stakeholders.
2025 HIGHLIGHTS
•Record safety year since becoming a steel company with lowest Total Recordable Incident Rate (including contractors) of 0.8 per 200,000 hours worked, which represents a 43% decrease since 2021, our first full-year as a steel company.
•President Trump implemented 50% tariffs on imported steel from all major steel producing countries and 25% on imports of automobiles and certain automobile parts.
•Signed Memorandum of Understanding with POSCO, Korea's largest steelmaker, and the world's third largest steelmaker outside of China, to potentially form a strategic partnership as POSCO seeks to leverage our domestic operations.
•Optimized operational footprint and repositioned away from non-core assets, with minimal impact to our flat-rolled steel output.
•Signed multi-year fixed price contracts with major automotive customers, increasing our market share and securing historically high-margin business for years to come.
•Improved balance sheet flexibility and capital structure by extending all senior note maturities to 2029 and beyond.
•Successfully completed a production trial in collaboration with a major automotive OEM, in which our steel was stamped into exposed automotive steel parts with no defects using the customer's existing aluminum-forming equipment.
•Further reduced unit costs year-over-year.
•Announced commissioning of our new state-of-the-art bright anneal line at our Coshocton facility.
•Five-year contract that was initiated in conjunction with the closing of the AM USA Transaction to supply approximately 1.5 million net tons of semi-finished steel slabs annually, which was unprofitable in 2024 and 2025, expired on December 9, 2025 and was not renewed.
•Maintained disciplined capital spend with 19% reduction in capital expenditures year-over-year.

ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions in 2025 were driven by higher-than-historical HRC pricing and lower import levels, but subdued demand remained, driven by inconsistent buying behavior as our largest end markets experienced recession-like conditions. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $851 per net ton for 2025, which was 10% higher than 2024. Finished steel import levels declined in 2025 after being elevated in early 2025 in anticipation of the implemented steel tariffs, which helped support domestic steel pricing. North American light vehicle production of 15.3 million units in 2025 was down from 15.4 million units in 2024 and remained lower than the five-year pre-COVID level of approximately 17 million units. Looking forward, we expect domestic steel demand to grow as interest rates have started to decline, steel imports are
43 | CLF 2025 FORM 10-K

currently unattractive, other end-user demand is improving, and incremental steel demand stimulated by recent government legislation and manufacturing on-shoring is realized. Steel and light vehicles remain at the top of the Trump administration's trade agenda, and we are at the intersection of both of these industries.
We believe that steel tariffs play a crucial role in protecting the U.S. economy, national security and industrial base from violators of fair trade. The steel industry has long faced significant challenges due to overcapacity and overproduction of steel beyond certain countries' domestic needs, along with other unfair trade practices. The overproduction by certain countries results in dumping of steel in the U.S. at below market value. The U.S. remains the only major steel-producing country that produces less steel than it consumes. Additionally, foreign steel producers often take advantage of government subsidies, currency manipulation and weak environmental and safety regulations. Furthermore, there is an overall lack of foreign countries holding their own steel producers accountable for unfair trade practices. During 2025, President Trump signed an executive order to implement 50% tariffs on steel imports originating from all major steel producing countries. We believe that the 50% steel tariffs are critical to leveling the playing field and addressing global overproduction issues, confronting unfair trade practices and supporting a healthy domestic steel market. As a leading domestic steel producer, we expect to benefit for years to come from President Trump's pro-manufacturing and America-first agenda, along with the implemented tariffs, not only for steel but also for the automotive industry.
The Canadian steel industry is also an important market for us. Similar to the U.S. steel market, the Canadian steel market is impacted by global overcapacity and other unfair trade practices, resulting in the dumping of steel in Canada at below market value. This contributed to weakened results for our Canadian operations in 2025. In the second half of 2025, Canada imposed tariff-rate quotas on steel imports to protect their domestic steel industry. We expect these tariff-rate quotas to help support a healthier Canadian steel industry and allow Stelco to generate healthier margins in 2026. We believe it is crucial for Canada to maintain or improve measures in place to protect its domestic steel industry in order to preserve the Canadian economy and national security.
During 2025, to appropriately respond to market conditions and to optimize our footprint, we made the decision to fully or partially idle, or permanently close, six of our operations. These operational changes allowed us to streamline our operations and enhance efficiency, with minimal expected impact to our flat-rolled steel output.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. Light vehicle production in 2025 remained below the five-year pre-COVID level of approximately 17 million units. North American light vehicle production in 2025 was 15.3 million units, down from 15.4 million units in 2024. During 2025, there were 16.3 million light vehicles sold in the U.S., representing a 2% increase compared to 2024. The average age of light vehicles on the road in the U.S. is at an all-time high of 12.8 years, surpassing the previous record set in 2024, which should support demand as older vehicles need to be replaced. Furthermore, we expect the 25% tariff on imports of automobiles and certain automobile parts, which were implemented during 2025, to lead to increased demand for domestically produced vehicles that consume domestically made steel. We also expect that a declining interest rate environment would increase demand for vehicles in the U.S. as consumers have been cautious due to elevated interest rates. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from healthier domestic vehicle production over the coming years as we continue to be an established and reliable supplier.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $385 per long ton. The busheling price averaged $424 per long ton during 2025. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Michigan and Minnesota.
During 2025, we continued our cost-cutting efforts, which began in 2023. We further reduced our year-over-year cost per ton as we worked through higher cost inventory, and we experienced lower coal and alloy costs, which helped mitigate the inflationary cost increases we experienced. We expect to continue our cost-cutting efforts in 2026 and maintain a strong focus on cost discipline for the long term.
44 | CLF 2025 FORM 10-K

STEELMAKING RESULTS
COMPARISON OF 2025 TO 2024
The following is a summary of the Steelmaking segment operating results, net of intersegment eliminations, for the years ended December 31, 2025 and 2024 (dollars in millions, except for average selling price and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

2024	2025	2024	2025	2024	2025	2024	2025

STEEL PRODUCT REVENUE:		GROSS MARGIN %:		ADJUSTED EBITDA %:		AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$16,865	$16,311	—%	(5)%	4%	—%	$1,081	$1,005
REVENUE
The following tables represent our steel shipments by product and total revenues by market:

	Year Ended December 31,
(In thousands of net tons)	2025	2024	% Change
Steel shipments by product:
Hot-rolled steel	6,484	5,593	16%
Cold-rolled steel	2,382	2,524	(6)%
Coated steel	4,486	4,477	—%
Stainless and electrical steel	552	567	(3)%
Plate	863	755	14%
Slab and other steel products	1,462	1,680	(13)%
Total steel shipments	16,229	15,596	4%

	Year Ended December 31,
(In millions)	2025	2024	% Change
Steelmaking revenues by market:
Direct automotive	$5,047	$5,571	(9)%
Infrastructure and manufacturing	5,377	5,208	3%
Distributors and converters	5,195	5,281	(2)%
Steel producers	2,334	2,469	(5)%
Total Steelmaking revenues	$17,953	$18,529	(3)%
Revenues from our Steelmaking segment decreased by $576 million, or 3%, during the year ended December 31, 2025, as compared to the prior year, primarily due to:
•A decrease in revenues driven by lower realized revenue rates, predominantly due to product mix (approximately $400 million);
•A decrease in revenues driven by inconsistent buying behavior from automotive, service centers and other customers resulting in lower tons sold (approximately $1.2 billion); and
•A decrease in revenues driven by permanent closures of the Steelton and Weirton operations due to financial underperformance (approximately $220 million); which was partially offset by
45 | CLF 2025 FORM 10-K

•An increase in revenues related to incremental tons sold related to the addition of Stelco, which primarily consists of hot-rolled steel (approximately $1.5 billion).
GROSS MARGIN
Gross margin from our Steelmaking segment decreased by $922 million during the year ended December 31, 2025, as compared to the prior year, primarily due to:
•Lower revenues of $576 million as described above;
•An increase in depreciation and amortization expense as a result of the indefinite idling of our Conshohocken and Riverdale facilities and the Stelco Acquisition (approximately $300 million); and
•An increase in idled facilities charges as a result of the operational adjustments related to our Hibbing, Minorca and Dearborn facilities (approximately $70 million).
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the year ended December 31, 2025, decreased by $736 million, as compared to 2024, due to the decreased financial performance from our Steelmaking operations. Additionally, our Steelmaking Adjusted EBITDA included $515 million and $457 million of Selling, general and administrative expenses for the years ended December 31, 2025 and 2024, respectively.
CONSOLIDATED RESULTS
COMPARISON OF 2025 TO 2024
REVENUES AND GROSS MARGIN
During the year ended December 31, 2025, our consolidated Revenues decreased by $575 million, as compared to 2024. The decrease was primarily due to the decrease in the average steel product selling price of $76 per net ton as a result of product mix from our Steelmaking segment.
During the year ended December 31, 2025, our consolidated gross margin decreased by $923 million, as compared to 2024. See “— Steelmaking Results” above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $57 million for the year ended December 31, 2025 compared to 2024, primarily driven by a full year of Stelco selling, general, and administrative expenses resulting in an approximately $70 million increase, which was partially offset by cost-reduction initiatives implemented in 2025.
RESTRUCTURING AND OTHER CHARGES & ASSET IMPAIRMENT
As a result of decisions to indefinitely idle two non-core Steelmaking operations, the Company recorded Restructuring and other charges and Asset impairment during 2025 and 2024. The indefinite idling of the Steelton rail production facility occurred in the second quarter of 2025, while the idling of the Weirton tinplate production facility was announced in the first quarter of 2024.
Restructuring and other charges totaled $86 million for the year ended December 31, 2025, compared to $129 million for the year ended December 31, 2024. Asset impairment totaled $39 million in 2025, compared to $79 million in 2024. Refer to NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION for further information.
ACQUISITION-RELATED COSTS
Acquisition-related costs decreased by $43 million during the year ended December 31, 2025 compared to 2024, primarily reflecting the absence in 2025 of significant third-party costs that were incurred in 2024 in connection with the Stelco Acquisition. Refer to NOTE 3 - ACQUISITIONS for further information.
MISCELLANEOUS – NET
Miscellaneous – net decreased by $38 million for the year ended December 31, 2025 compared to 2024. The decrease resulted from approximately $60 million improvement in currency exchange year-over-year and approximately $10 million gain from the sale of FPT Florida, along with various other improvements not individually significant. These favorable impacts were partially offset by approximately $40 million in charges for idle facilities and severance.
INTEREST EXPENSE, NET
During the year ended December 31, 2025, consolidated Interest expense, net increased by $224 million compared to 2024, primarily reflecting higher-than-average borrowing during 2025 following the Stelco Acquisition, which was completed in the fourth quarter of 2024.
46 | CLF 2025 FORM 10-K

LOSS ON EXTINGUISHMENT OF DEBT
During the year ended December 31, 2025, our consolidated Loss on extinguishment of debt decreased by $17 million compared to 2024. During 2025, we redeemed an aggregate principal amount of $685 million in outstanding debt, compared to $829 million in aggregate principal amount repurchased during 2024. The decrease in loss recorded in 2025 is primarily reflecting a lower redemption price and the related write-off of deferred charges in comparison to the prior year. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
NET PERIODIC BENEFIT CREDITS OTHER THAN SERVICE COST COMPONENT
During the year ended December 31, 2025, our consolidated Net periodic benefit credits other than service cost component decreased $24 million compared to 2024. This decrease primarily relates to an approximately $15 million year-over-year decline in amounts recognized from Accumulated other comprehensive income, largely driven by a reduction in actuarial gains and from a $5 million increase in special termination charges recorded in relation to decisions to indefinitely idle facilities in each respective period. Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
CHANGES IN FAIR VALUE OF DERIVATIVES, NET
During the year ended December 31, 2025, our consolidated Changes in fair value of derivatives, net increased by $4 million compared to 2024. The increase is primarily a reflection of a full year of fair value adjustments to the MinnTac option, partially offset by a one-time loss recorded on foreign currency contracts obtained in connection with financing the Stelco Acquisition in 2024. Refer to NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS and NOTE 15 - DERIVATIVE INSTRUMENTS AND HEDGING for further information.
INCOME TAXES
Our effective tax rate is impacted by state income taxes and permanent items. It also is affected by discrete items that may occur in any given period but are not consistent from period to period. The following represents a summary of our tax provision and corresponding effective rates:

	Year Ended December 31,
(In millions)	2025	2024
Income tax benefit	$581	$236
Effective tax rate	29%	25%
A reconciliation of our income tax attributable to continuing operations compared to the U.S. federal statutory rate is as follows:

	Year Ended December 31,
(In millions)	2025		2024
Tax at U.S. statutory rate	$(421)	21%	$(199)	21%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(1)	—	(20)	2
Unrecognized tax benefits	(70)	4	7	—
State taxes, net	(50)	3	(30)	3
Federal & state provision to return	(10)	—	(4)	—
Income not subject to tax	(10)	—	(10)	1
Other items, net	(19)	1	20	(2)
Provision for income tax benefit and effective income tax rate including discrete items	$(581)	29%	$(236)	25%
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
47 | CLF 2025 FORM 10-K

The following table provides a summary of our cash flow:

	Year Ended December 31,
(In millions)	2025	2024
Cash flows provided by (used in):
Operating activities	$(462)	$105
Investing activities	(479)	(3,212)
Financing activities	942	2,970
Net increase (decrease) in cash and cash equivalents	$1	$(137)
CASH FLOWS
OPERATING ACTIVITIES

	Year Ended December 31,
(In millions)	2025	2024	Variance
Net loss	$(1,428)	$(714)	$(714)
Non-cash adjustments to net loss	754	1,029	(275)
Income taxes	13	(17)	30
Pension and OPEB payments and contributions	(154)	(195)	41
Working capital (receivables, inventories, payables and other liabilities)	353	2	351
Net cash provided (used) by operating activities	$(462)	$105	$(567)
The variance was driven by:
•A $989 million decrease in net income after adjustments for non-cash items due to lower gross margins resulting from a decrease in selling prices for our steel products. See "— Steelmaking Results" above for further detail on our operating results.
•A $351 million increase in cash provided by working capital is primarily related to a reduction in iron ore pellet inventory in comparison to the build of iron ore pellet inventory in the prior year and is also related to a reduction in payables due to cost-cutting efforts. These increases were partially offset by a decrease in accounts receivable collections year over year as a result of lower total revenue.
INVESTING ACTIVITIES

	Year Ended December 31,
(In millions)	2025	2024	Variance
Purchase of property, plant and equipment	$(561)	$(695)	$134
Acquisitions, net of cash acquired	—	(2,512)	2,512
Proceeds from sale of business	53	—	53
Other[1]	29	(5)	34
Net cash used by investing activities	$(479)	$(3,212)	$2,733

[1]Includes DOE funding associated with awarded capital projects. Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information on accounting treatment on government grants.

The variance was driven by:
•A $2.5 billion decrease in cash used for acquisitions, net of cash acquired related to the Stelco Acquisition, which was completed on November 1, 2024. Refer to NOTE 3 - ACQUISITIONS for further information.
•A $134 million decrease in purchase of property, plant and equipment as a result of disciplined spending and reduction in overall sustaining capital costs primarily related to idled facilities.
•A $53 million increase in proceeds from sale of business related to the sale of FPT Florida in the fourth quarter of 2025.
48 | CLF 2025 FORM 10-K

FINANCING ACTIVITIES

	Year Ended December 31,
(In millions)	2025	2024	Variance
Net borrowings of debt	$1,298	$2,376	$(1,078)
Net borrowings (repayments) under credit facilities	(1,109)	1,560	(2,669)
Net issuance (repurchase) of common shares	951	(733)	1,684
Other	(198)	(233)	35
Net cash provided by financing activities	$942	$2,970	$(2,028)
During 2025, we completed multiple financing transactions in order to extend our debt maturities, opportunistically access the equity market and reduce the outstanding borrowings under our variable-rate ABL Facility. These transactions improved our liquidity position, reduced our sensitivity to interest rate volatility, and enhanced the overall stability of our capital structure. In comparison, our net cash provided by financing activities in 2024 was primarily a result of transactions to finance the Stelco Acquisition. Our financing transactions during 2025 were as follows:
•In February 2025, we issued $850 million aggregate principal amount of 7.500% Senior Notes due 2031 and used the proceeds primarily to repay borrowings under our ABL Facility.
•In September 2025 and October 2025, we issued $1,125 million in aggregate principal amount of 7.625% Senior Notes due 2034 and used the proceeds to redeem all then-remaining 2027 senior notes and repay borrowings under our ABL Facility.
•On October 30, 2025, we issued 75 million of our common shares in an underwritten offering, resulting in net cash proceeds of $951 million, which were subsequently used to repay borrowings under our ABL Facility.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to the capital markets. Cash and cash equivalents, which totaled $57 million as of December 31, 2025, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility equated to $3.3 billion in liquidity as of December 31, 2025. During 2025, we issued $850 million in aggregate principal amount of our 7.500% 2031 Senior Notes and $1,125 million in aggregate principal amount of our 7.625% 2034 Senior Notes, as well as 75 million of our common shares resulting in $951 million of net cash proceeds. In totality, we used the proceeds from these transactions to extend debt maturities by redeeming all remaining 2027 senior notes and repay borrowings on our ABL Facility. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion. The available borrowing base, which was $3.2 billion as of December 31, 2025, is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. Our ABL Facility includes a $555 million sublimit for the issuance of letters of credit and a $200 million sublimit for swingline loans. As of December 31, 2025, outstanding letters of credit totaled $65 million, which reduced availability under our ABL Facility. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of December 31, 2025, we were in compliance with all of our ABL Facility covenants.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured notes if we elect to access the debt capital markets. We currently have approximately $3.2 billion of secured note capacity. However, our ability to issue additional notes could be limited by market conditions. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt or equity financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.
Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further information on our ABL Facility and debt.
MATERIAL CASH REQUIREMENTS
We have material cash requirements for known contractual obligations and commitments for the following:
CAPITAL EXPENDITURES
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $700 million, which primarily consists of sustaining capital spend.
49 | CLF 2025 FORM 10-K

DEBT
As of December 31, 2025, our Long-term debt was $7.3 billion, with our ABL Facility maturing in 2028 and senior notes maturities starting in 2029. Refer to NOTE 8 - DEBT AND CREDIT FACILITIES for further information on our long-term debt and interest expense.
LEASE OBLIGATIONS
We have future minimum lease payments under noncancellable finance and operating leases. As of December 31, 2025, the current and non-current liabilities for our lease obligations were $115 million and $569 million, respectively. Refer to NOTE 12 - LEASE OBLIGATIONS for further information.
POST-RETIREMENT EMPLOYEE BENEFITS
We make both required and discretionary pension contributions. Required contributions are based on minimum funding requirements pursuant to ERISA regulations. We expect to make $43 million in pension contributions and payments in 2026, which is down from $68 million in 2025. The cash requirements for our OPEB plans consist of VEBA contributions and direct payments from corporate assets primarily for medical and drug costs. We expect to make $83 million in OPEB contributions and net payments from corporate assets in 2026, which is down from $86 million in 2025. Contributions and payments in future years can significantly change and will depend on the actual returns on assets, discount rates, actual health care trend rates, government regulations, changes to employee benefits through labor agreements and other demographic factors. Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS
Refer to NOTE 13 - ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS for further information on our environmental and asset retirement obligations.
SHARE REPURCHASE PROGRAM
On April 22, 2024, our Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion. We are not obligated to make any repurchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date. As of December 31, 2025, there was $1.4 billion remaining authorization under the share repurchase program.
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of business, we are a party to certain off-balance sheet arrangements that are not reflected on our Statements of Consolidated Financial Position. These arrangements include unconditional purchase obligations, surety bonds and letters of credit. Our unconditional purchase obligations include minimum "take or pay" commitments, such as minimum electric power demand charges, minimum coal, coke, diesel, industrial gas and natural gas purchase commitments, minimum railroad transportation commitments and minimum port facility usage commitments.
We use surety bonds and letters of credit to provide financial assurance for certain obligations. As of December 31, 2025, we had $278 million of outstanding surety bonds and surety-backed letters of credit. The use of surety bonds and surety-backed letters of credit has no impact on our liquidity. Additionally, as of December 31, 2025, we had $65 million of outstanding letters of credit issued under our ABL Facility, which reduced our availability thereunder.
Refer to NOTE 20 - COMMITMENTS AND CONTINGENCIES for further information on our unconditional purchase obligations, surety bonds and surety-backed letters of credit.
NON-GAAP FINANCIAL MEASURE
The following provides a description and reconciliation of our non-GAAP financial measure to its most directly comparable GAAP measure. The presentation of this measure is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with GAAP. The presentation of this measure may be different from non-GAAP financial measures used by other companies.
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
50 | CLF 2025 FORM 10-K

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(1,428)	$(714)	$436
Less:
Interest expense, net	(594)	(370)	(289)
Income tax benefit (expense)	581	236	(144)
Depreciation, depletion and amortization	(1,235)	(951)	(973)
Total EBITDA	$(180)	$371	$1,842
Less:
EBITDA from noncontrolling interests[1]	$76	$76	$83
Idled facilities charges	(239)	(217)	—
Changes in fair value of derivatives, net	(45)	(41)	—
Currency exchange	37	(20)	—
Severance	(25)	(16)	(11)
Loss on extinguishment of debt	(10)	(27)	—
Gain on sale of business	9	—	28
Loss on disposal of assets	(7)	(16)	(15)
Amortization of inventory step-up	6	(26)	—
Acquisition-related costs	(1)	(44)	(12)
Goodwill impairment	—	—	(125)
Arbitration decision	—	(71)	—
Other, net	(18)	—	1
Total Adjusted EBITDA	$37	$773	$1,893

1 EBITDA of noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$50	$46	$51
Depreciation, depletion and amortization	26	30	32
EBITDA of noncontrolling interests	$76	$76	$83
The following table provides a summary of our Adjusted EBITDA by segment:

	Year Ended December 31,
(In millions)	2025	2024
Adjusted EBITDA:
Steelmaking	$(16)	$715
Other Businesses	53	53
Intersegment Eliminations	—	5
Total Adjusted EBITDA	$37	$773
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of December 31, 2025 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 8 - DEBT AND CREDIT FACILITIES for further information.
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
51 | CLF 2025 FORM 10-K

Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of December 31, 2025. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of December 31, 2025.
As of December 31, 2025, the guarantee of a Guarantor subsidiary with respect to the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes and the 7.625% 2034 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Condensed Consolidated Financial Position of the obligated group:

December 31,
(In millions)	2025
Current assets	$6,198
Non-current assets	11,556
Current liabilities	(3,922)
Non-current liabilities	(8,884)
The following table is summarized combined financial information from the Statements of Condensed Consolidated Operations of the obligated group:

Year Ended
(In millions)	December 31, 2025
Revenues	$16,784
Cost of goods sold	(17,470)
Loss from continuing operations	(1,063)
Net loss	(1,063)
Net loss attributable to Cliffs shareholders	(1,063)
52 | CLF 2025 FORM 10-K

As of December 31, 2025, the obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

December 31,
(In millions)	2025
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$758
Accounts payable	(1,069)

Balances with other related parties:
Accounts receivable, net	$11
Accounts payable	(11)
Additionally, for the year ended December 31, 2025, the obligated group had Revenues of $84 million and Cost of goods sold of $73 million, in each case with other related parties.
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
53 | CLF 2025 FORM 10-K

The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of December 31, 2025, due to a 10% and 25% change in the market price of each of the indicated commodities:

	(In millions)
Contract Type	10% Change	25% Change
Natural gas	$52	$129
Electricity	10	26
HRC	20	49
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
Triggering events could include a significant and sustained change in the business climate, including, among other factors, declines in historical or projected revenue, operating income, Adjusted EBITDA or cash flows, and declines in the stock price or market capitalization, considered both in absolute terms and relative to peers, legal factors, competition, or sale or disposition of a significant portion of a reporting unit. Automotive production and sales are cyclical and sensitive to general economic conditions and other factors, including interest rates, consumer credit, spending and preferences, and supply chain disruptions. Additionally, to the extent that commodity prices, including the HRC price, coated and other specialty steel prices, international steel prices and scrap metal prices, significantly decline for an extended period, we may have to further revise our operating plans. As a result, testing for potential impairment on our goodwill may be adversely affected by uncertain market conditions for the global steel industry, as well as changes in interest rates, inflation, commodity prices and general economic conditions. Changes in general economic and/or industry specific conditions, such as the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, could further impact our impairment assessments. We do not believe the current challenging macroeconomic and industry conditions, or volatility in our market capitalization, have significantly changed our assessment of the fair value of our reporting units.
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
54 | CLF 2025 FORM 10-K

During the year ended December 31, 2025, we concluded there were no triggering events resulting in the need for an asset impairment assessment except for the announcement of the indefinite idle of our Steelton rail production plant, which resulted in a $39 million asset impairment charge.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Canada, which could impact our financial condition. Foreign exchange rate risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Stelco subsidiaries is the Canadian dollar. Specifically, we are primarily exposed to fluctuations in foreign currency rates in relation to an intercompany note with our Stelco subsidiary that is denominated in the Canadian dollar. Changes in the Canadian dollar exchange rate may result in volatility in our financial condition due to the routine remeasurement of this note. As of December 31, 2025, a 1% change in the Canadian dollar foreign currency exchange rate would result in a $9 million change in currency exchange income (expense). Additionally, we engage in routine transactions denominated in foreign currencies, such as the purchases of goods and services. However, the potential impact of these transactions to our financial condition is significantly less than the potential impact of the routine remeasurement of the intercompany note.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of December 31, 2025, we had $452 million outstanding borrowings under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the December 31, 2025 borrowing level would result in a change of $5 million to interest expense on an annual basis. For a discussion of the attendant risk, see Part I – Item 1A. Risk Factors – III. Financial Risks – Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our businesses, which could prevent us from fulfilling our obligations under our senior notes, ABL Facility and other debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
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
55 | CLF 2025 FORM 10-K

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
56 | CLF 2025 FORM 10-K

As of December 31, 2025 and 2024, we had a valuation allowance of $394 million and $388 million, respectively, against our deferred tax assets. As of December 31, 2025 and 2024, the valuation allowance on our U.S. deferred tax assets was $47 million and $39 million, respectively, and the valuation allowance on our foreign deferred tax assets was $347 million and $349 million, respectively.
Our losses in Luxembourg and certain Canadian entities in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in those jurisdictions. We intend to maintain a valuation allowance against the deferred tax assets related to the operating losses in these jurisdictions, unless and until sufficient positive evidence exists to support the realization of such assets.
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
We recognize tax liabilities in accordance with ASC 740, Income Taxes, and we adjust these liabilities when our judgment changes because of evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Refer to NOTE 11 - INCOME TAXES for further information.
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
The expected return on plan assets are calculated on a plan-by-plan basis and take into account each plan's strategic asset allocation. The calculation of rates by asset class are based primarily on our future expected returns and take into consideration the duration of the cash flows, active management and fees. The difference between our expected return on plan assets assumptions and the actual returns are recorded in AOCI and ultimately affects future earnings in subsequent years. Although our actual returns will likely differ from our estimate on any given year, the returns over the long term are expected to match our assumptions. In 2026, our weighted average expected return on assets for pension and OPEB plans will remain at 7.85% and 5.89%, respectively.
Cumulative actuarial gains and losses will be amortized to expense using the corridor method, where gains and losses are recognized if they exceed 10% of the greater of the fair value of plan assets or the plans' benefit obligations. The amortization period will vary by plan.
The following are sensitivities of potential further changes in these key assumptions on the estimated 2026 pension and OPEB expense and the pension and OPEB obligations as of December 31, 2025:

	Increase (Decrease) in Expense		Increase in Benefit Obligation
(In millions)	Pension	OPEB	Pension	OPEB
Decrease discount rate 0.25%	$5	$1	$78	$25
Decrease return on assets 1.00%	41	8	N/A	N/A
Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
57 | CLF 2025 FORM 10-K

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
•potential weaknesses and uncertainties in global economic conditions, excess global steelmaking capacity and production, prevalence of steel imports and reduced market demand;
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
•risks related to U.S. and Canadian government actions and other countries' reactions with respect to Section 232, the USMCA and/or other trade agreements, tariffs, treaties or policies, as well as the uncertainty of obtaining and maintaining effective antidumping and countervailing duty orders to counteract the harmful effects of unfairly traded imports;
•impacts of extensive governmental regulation, including actual and potential environmental regulations relating to climate change and carbon emissions, and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorizations of, or from, any governmental or regulatory authority and costs related to implementing improvements to ensure compliance with regulatory changes, including potential financial assurance requirements, and reclamation and remediation obligations;
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
•risks and uncertainties related to our ability to realize the anticipated synergies or other expected benefits of any acquisitions, including the Stelco Acquisition, any potential transaction arising out of our Memorandum of Understanding with POSCO and completing any proposed asset divestiture transactions;
•challenges to successfully implementing our business strategy to achieve operating results in line with our guidance;
•the outcome of, and costs incurred in connection with, lawsuits, claims, arbitrations or governmental proceedings relating to commercial and business disputes, antitrust claims, environmental matters, government investigations, occupational or personal injury claims, property-related matters, labor and employment matters, mineral royalty disputes, or suits involving legacy operations and other matters;
•supply chain disruptions or changes in the cost, quality or availability of energy sources, including electricity, natural gas and diesel fuel, water, critical raw materials and supplies, including iron ore, industrial gases, graphite electrodes, scrap metal, chrome, zinc, other alloys, coke and metallurgical coal, and critical manufacturing equipment and spare parts;
•problems or disruptions associated with transporting products to our customers, moving manufacturing inputs or products internally among our facilities, or suppliers transporting raw materials and spare parts to us;
•our ability to implement strategic or sustaining capital projects on time and on budget;
•uncertainties associated with natural or human-caused disasters, adverse weather conditions, unanticipated geological conditions, critical equipment failures, infectious disease outbreaks, tailings dam failures and other unexpected events;
•cybersecurity incidents relating to, disruptions in, or failures of, IT systems that are managed by us or third parties that host or have access to our data or systems, including the loss, theft or corruption of our or third parties' sensitive or essential business or personal information and the inability to access or control systems, as well as emerging risks related to the adoption and regulation of AI;
•liabilities and costs arising in connection with business decisions to temporarily or indefinitely idle or permanently close an operating facility or mine, which could adversely impact the carrying value of associated assets and give rise to
58 | CLF 2025 FORM 10-K

impairment charges or closure and reclamation obligations, as well as uncertainties associated with resuming production at any previously idled operating facility or mine;
•our level of self-insurance and our ability to obtain sufficient third-party insurance to adequately cover potential adverse events and business risks;
•uncertainties associated with our ability to meet customers’ and suppliers’ decarbonization goals and reduce our emissions in alignment with our own announced targets;
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
•our ability to complete technical and economic studies to determine the potential for economic extraction of rare earth minerals at our mining properties, and the risk that rare-earth extraction at our properties may not be economically viable;
•our ability to maintain satisfactory labor relations with unions and our employees;
•unanticipated or higher costs associated with pension and OPEB obligations resulting from changes in the value of plan assets or contribution increases required for unfunded obligations, including for multiemployer plan withdrawal liability;
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
59 | CLF 2025 FORM 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	December 31,
(In millions, except share information)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57	$54
Accounts receivable, net	1,442	1,576
Inventories	4,772	5,094
Other current assets	164	183
Total current assets	6,435	6,907
Non-current assets:
Property, plant and equipment, net	9,481	9,942
Goodwill	1,814	1,768
Intangible assets	1,135	1,170
Pension and OPEB assets	469	427
Other non-current assets	678	733
TOTAL ASSETS	$20,012	$20,947
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,893	$2,008
Accrued employment costs	517	486
Accrued expenses	396	375
Other current liabilities	496	492
Total current liabilities	3,302	3,361
Non-current liabilities:
Long-term debt	7,253	7,065
Pension and OPEB liabilities	655	751
Deferred income taxes	375	849
Asset retirement and environmental obligations	682	601
Other non-current liabilities	1,422	1,453
TOTAL LIABILITIES	13,689	14,080
Commitments and contingencies (See NOTE 20)
Equity:
Common Shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2024 - 1,200,000,000 shares);
Issued - 606,051,530 shares (2024 - 531,051,530 shares);
Outstanding - 569,759,243 shares (2024 - 493,948,905 shares)	76	66
Capital in excess of par value of shares	5,736	4,758
Retained earnings (deficit)	(529)	949
Cost of 36,292,287 common shares in treasury (2024 - 37,102,625 shares)	(659)	(676)
Accumulated other comprehensive income	1,492	1,537
Total Cliffs shareholders' equity	6,116	6,634
Noncontrolling interests	207	233
TOTAL EQUITY	6,323	6,867
TOTAL LIABILITIES AND EQUITY	$20,012	$20,947
The accompanying notes are an integral part of these consolidated financial statements.
60 | CLF 2025 FORM 10-K

STATEMENTS OF CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Revenues	$18,610	$19,185	$21,996
Operating costs:
Cost of goods sold	(19,470)	(19,122)	(20,623)
Selling, general and administrative expenses	(543)	(486)	(577)
Restructuring and other charges	(86)	(129)	—
Acquisition-related costs	(1)	(44)	(12)
Asset impairment	(39)	(79)	—
Goodwill impairment	—	—	(125)
Miscellaneous – net	(50)	(88)	—
Total operating costs	(20,189)	(19,948)	(21,337)
Operating income (loss)	(1,579)	(763)	659
Other income (expense):
Interest expense, net	(594)	(370)	(289)
Loss on extinguishment of debt	(10)	(27)	—
Net periodic benefit credits other than service cost component	223	247	204
Changes in fair value of derivatives, net	(45)	(41)	—
Other non-operating income	1	4	5
Total other expense	(425)	(187)	(80)
Income (loss) from continuing operations before income taxes	(2,004)	(950)	579
Income tax benefit (expense)	581	236	(144)
Income (loss) from continuing operations	(1,423)	(714)	435
Income (loss) from discontinued operations, net of tax	(5)	—	1
Net income (loss)	(1,428)	(714)	436
Net income attributable to noncontrolling interests	(50)	(46)	(51)
Net income (loss) attributable to Cliffs shareholders	$(1,478)	$(760)	$385

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$(2.90)	$(1.58)	$0.75
Discontinued operations	(0.01)	—	—
	$(2.91)	$(1.58)	$0.75
Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(2.90)	$(1.58)	$0.75
Discontinued operations	(0.01)	—	—
	$(2.91)	$(1.58)	$0.75
The accompanying notes are an integral part of these consolidated financial statements.
61 | CLF 2025 FORM 10-K

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income (loss)	$(1,428)	$(714)	$436
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(170)	(167)	(20)
Changes in derivative instruments, net of tax	38	117	(154)
Changes in foreign currency translation	87	(70)	1
Total other comprehensive loss	(45)	(120)	(173)
Comprehensive income (loss)	(1,473)	(834)	263
Comprehensive income attributable to noncontrolling interests	(50)	(46)	(51)
Comprehensive income (loss) attributable to Cliffs shareholders	$(1,523)	$(880)	$212
The accompanying notes are an integral part of these consolidated financial statements.
62 | CLF 2025 FORM 10-K

STATEMENTS OF CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Year Ended December 31,
(In millions)	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(1,428)	$(714)	$436
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,235	951	973
Pension and OPEB credits	(187)	(211)	(163)
Deferred income taxes	(506)	(196)	110
Restructuring and other charges	86	129	—
Asset impairment	39	79	—
Goodwill impairment	—	—	125
Other	87	277	76
Changes in operating assets and liabilities, net of business combination:
Accounts receivable, net	134	364	120
Inventories	315	(5)	670
Income taxes	13	(17)	122
Pension and OPEB payments and contributions	(154)	(195)	(94)
Payables, accrued employment and accrued expenses	(78)	(401)	22
Other, net	(18)	44	(130)
Net cash provided (used) by operating activities	(462)	105	2,267
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(561)	(695)	(646)
Acquisition of Stelco, net of cash acquired	—	(2,512)	—
Proceeds from sale of business	53	—	35
Other investing activities	29	(5)	20
Net cash used by investing activities	(479)	(3,212)	(591)
FINANCING ACTIVITIES
Repurchase of common shares	—	(733)	(152)
Proceeds from issuance of common shares	951	—	—
Proceeds from issuance of debt	1,983	3,221	750
Repayments of senior notes	(685)	(845)	—
Borrowings (repayments) under credit facilities	(1,109)	1,560	(1,864)
Debt issuance costs	(30)	(109)	(34)
Other financing activities	(168)	(124)	(204)
Net cash provided (used) by financing activities	942	2,970	(1,504)
Net increase (decrease) in cash and cash equivalents	1	(137)	172

Cash, cash equivalents, and restricted cash at beginning of year	60	198	26
Effect of exchange rate changes on cash	2	(1)	—
Cash, cash equivalents, and restricted cash at end of year	63	60	198

Restricted cash	(6)	(6)	—

Cash and cash equivalents at end of year	$57	$54	$198
The accompanying notes are an integral part of these consolidated financial statements.
63 | CLF 2025 FORM 10-K

STATEMENTS OF CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Cliffs Shareholders
(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI (Loss)	Non- controlling Interests	Total
December 31, 2022	513.3	$66	$4,871	$1,324	$(310)	$1,830	$251	$8,032
Comprehensive income (loss)	—	—	—	385	—	(173)	51	263
Stock and other incentive plans	2.0	—	(10)	—	33	—	—	23
Common share repurchases, net of excise tax	(10.4)	—	—	—	(153)	—	—	(153)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
December 31, 2023	504.9	$66	$4,861	$1,709	$(430)	$1,657	$235	$8,098
Comprehensive income (loss)	—	—	—	(760)	—	(120)	46	(834)
Acquisition of Stelco	25.9	—	(130)	—	473	—	—	343
Stock and other incentive plans	1.0	—	27	—	18	—	—	45
Common stock repurchases, net of excise tax	(37.9)	—	—	—	(737)	—	—	(737)
Net distributions to noncontrolling interests	—	—	—	—	—	—	(48)	(48)
December 31, 2024	493.9	$66	$4,758	$949	$(676)	$1,537	$233	$6,867
Comprehensive income (loss)	—	—	—	(1,478)	—	(45)	50	(1,473)
Issuance of common shares	75.0	10	941	—	—	—	—	951
Stock and other incentive plans	0.9	—	37	—	17	—	—	54
Net distributions to noncontrolling interests	—	—	—	—	—	—	(76)	(76)
December 31, 2025	569.8	$76	$5,736	$(529)	$(659)	$1,492	$207	$6,323
The accompanying notes are an integral part of these consolidated financial statements.
64 | CLF 2025 FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
NATURE OF BUSINESS
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling and tubing. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our operations in the United States and Canada. More than 90% of our approximately 20,000 hourly workforce is represented by three prominent unions - USW, UAW and IAM.
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
Our investment in affiliates of $132 million and $131 million as of December 31, 2025 and 2024, respectively, was classified in Other non-current assets.
CORRECTION OF AN IMMATERIAL ERROR
During the third quarter of 2025, we identified an immaterial error related to our accrual for certain employment costs, resulting in an understatement of Costs of goods sold in prior periods. Prior periods affected include the interim periods ended March 31, 2025 and June 30, 2025, and the interim and annual periods during the years 2022, 2023 and 2024.
For the years ended December, 31, 2023 and 2024, Costs of goods sold was increased by $18 million and $7 million, respectively, to adjust for the error. These adjustments were partially offset by related income tax effects that resulted in an increase to Income tax benefit of $4 million and $1 million for the years ended December 31, 2023 and 2024, respectively.
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
65 | CLF 2025 FORM 10-K

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
66 | CLF 2025 FORM 10-K

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
67 | CLF 2025 FORM 10-K

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
REPAIRS AND MAINTENANCE
Repairs, maintenance and replacement of minor components are expensed as incurred. The cost of major equipment overhauls is capitalized and depreciated over the estimated useful life, which is the period until the next scheduled overhauls. All other planned and unplanned repairs and maintenance costs are expensed when incurred.
68 | CLF 2025 FORM 10-K

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
RECENT ACCOUNTING PRONOUNCEMENTS AND LEGISLATION
ACCOUNTING PRONOUNCEMENTS - ISSUED AND ADOPTED
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires additional annual and interim disclosures for income taxes. This new standard does not affect the recognition, measurement or financial statement presentation. As of December 31, 2025, we had adopted this standard and applied the amendment prospectively. Refer to NOTE 11 - INCOME TAXES for further information.
ACCOUNTING PRONOUNCEMENTS - ISSUED AND NOT EFFECTIVE
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
69 | CLF 2025 FORM 10-K

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Consolidated Financial Position:

	December 31,
(In millions)	2025	2024
Product inventories
Finished and semi-finished goods	$2,401	$2,393
Raw materials	1,848	2,208
Total product inventories	4,249	4,601
Manufacturing supplies and critical spares	523	493
Inventories	$4,772	$5,094
The excess of current cost over LIFO cost of iron ore inventories was $158 million and $142 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the product inventory balance for iron ore inventories decreased, resulting in a LIFO decrement in 2025. The effect of the inventory reduction was an increase in Cost of goods sold of $57 million on the Statements of Consolidated Operations for the year ended December 31, 2025. As of December 31, 2024, the product inventory balance for iron ore inventories increased, resulting in a LIFO increment in 2024. The effect of the inventory build was an increase in Inventories of $64 million on the Statements of Consolidated Financial Position for the year ended December 31, 2024.
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Company receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of December 31, 2025 and 2024, we had $28 million and $29 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of December 31, 2025 and 2024, we had $73 million and $76 million, respectively, classified as Accounts payable.
The following is a roll-forward of our obligations related to supply chain finance programs classified in Other current liabilities:

(In millions)	2025	2024
Supply chain finance obligations as of January 1	$29	$21
Invoices confirmed during the year	212	230
Confirmed invoices paid during the year	(213)	(222)
Supply chain finance obligations as of December 31	$28	$29
The following is a roll-forward of our obligations related to supply chain finance programs classified in Accounts payable:

(In millions)	2025	2024
Supply chain finance obligations as of January 1	$76	$91
Invoices confirmed during the year	363	375
Confirmed invoices paid during the year	(366)	(390)
Supply chain finance obligations as of December 31	$73	$76

70 | CLF 2025 FORM 10-K

INDEFINITELY IDLED FACILITIES
The following table represents a reconciliation of our accrued liabilities related to the discontinuation of certain product lines resulting from the indefinite idling of our Steelton rail production facility and Weirton tinplate production facility:

(In millions)	Employee-Related Costs	Exit Costs	Asset Impairment	Total
Balance as of December 31, 2023	$—	$—	$—	$—
Costs incurred[1]	82	49	79	210
Cash payments	(26)	(34)	—	(60)
Non-cash	—	—	(79)	(79)
Balance as of December 31, 2024	$56	$15	$—	$71
Costs incurred[2]	59	32	39	130
Cash payments	(45)	(39)	—	(84)
Non-cash	—	—	(39)	(39)
Balance as of December 31, 2025	$70	$8	$—	$78

1 Of the $210 million of cost incurred, $129 million was recorded in Restructuring and other charges, $79 million was recorded in Asset impairment and $2 million was recorded in Net periodic benefit credits other than service cost component.

2 Of the $130 million of cost incurred, $86 million was recorded in Restructuring and other charges, $39 million was recorded in Asset impairment and $5 million was recorded in Net periodic benefit credits other than service cost component.

SALE OF BUSINESS
On December 5, 2025, we completed the sale of FPT Florida to S A Recycling, LLC. As a result of the sale, we recorded a gain of $9 million classified in Miscellaneous – net in the Statements of Consolidated Operations and as Other in operating activities on the Statements of Consolidated Cash Flows for the year ended December 31, 2025. As part of this transaction, we received $53 million in proceeds related to the sale that is classified within investing activities on the Statements of Consolidated Cash Flows.
On October 6, 2023, we entered into a membership interest purchase agreement for the sale of the legal entities owning, among other things, our closed coal mines in Pennsylvania. As a result of the sale, we recorded a gain of $63 million classified in Miscellaneous – net in the Statements of Consolidated Operations and as Other in operating activities on the Statements of Consolidated Cash Flows for the year ended December 31, 2023. As part of this transaction, we received $35 million in proceeds related to the sale that is classified within investing activities on the Statements of Consolidated Cash Flows.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Capital additions	$680	$817	$785
Less:
Non-cash accruals	(41)	(47)	(13)
Equipment financed with seller	73	72	59
Right-of-use assets - finance leases	87	97	93
Cash paid for capital expenditures including deposits	$561	$695	$646
Additionally, included within Other investing activities on the Statements of Consolidated Cash Flows are grant reimbursements related to governmental funded capital projects. For the years ended December 31, 2025, 2024 and 2023, grant reimbursements were $12 million, $8 million and $13 million, respectively.
Cash payments (receipts) for interest and income taxes are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Income taxes paid	$7	$17	$94
Income tax refunds	(23)	(47)	(205)
Interest paid on debt obligations net of capitalized interest[1]	459	255	256

[1] Capitalized interest was $15 million, $15 million and $12 million for the years ended December 31, 2025, 2024 and 2023, respectively.
71 | CLF 2025 FORM 10-K

Other non-cash investing and financing activities are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Fair value of common shares issued as part of consideration in connection with the Stelco Acquisition	$—	$343	$—
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
Additionally, we incurred acquisition related costs of $1 million and $42 million for the years ended December 31, 2025 and 2024, respectively, in connection with the Stelco Acquisition, which were recorded in Acquisition-related costs on the Statements of Consolidated Operations.
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
VALUATION ASSUMPTION AND PURCHASE PRICE ALLOCATION
The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in connection with the Stelco Acquisition was based on estimated fair values at November 1, 2024, and was finalized during the quarter ended
72 | CLF 2025 FORM 10-K

December 31, 2025. The following is a summary of the purchase price allocation to assets acquired and liabilities assumed in the Stelco Acquisition:

(In millions)	Initial Allocation of Consideration	Measurement Period Adjustments	Final Allocation of Consideration as of December 31, 2025
Cash and cash equivalents	$341	$—	$341
Accounts receivable	104	—	104
Inventories	726	(11)	715
Other current assets	107	(2)	105
Property, plant and equipment	1,286	(4)	1,282
Intangible assets	1,025	—	1,025
Other non-current assets	250	—	250
Accounts payable	(212)	—	(212)
Accrued employment costs	(29)	—	(29)
Accrued expenses	(6)	(1)	(7)
Other current liabilities	(71)	3	(68)
Pension and OPEB liability, non-current	(14)	—	(14)
Deferred income taxes	(449)	10	(439)
Asset retirement and environmental obligations	(20)	(19)	(39)
Other non-current liabilities	(616)	8	(608)
Net identifiable assets acquired	2,422	(16)	2,406
Goodwill	786	16	802
Total net assets acquired	$3,208	$—	$3,208
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
PRO FORMA RESULTS
The following table provides unaudited pro forma financial information, prepared in accordance with ASC Topic 805, Business Combinations, as if Stelco had been acquired as of January 1, 2023:

	Year Ended December 31,
(In millions)	2024	2023
Revenues	$20,874	$24,158
Net income (loss) attributable to Cliffs shareholders	(629)	202
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
73 | CLF 2025 FORM 10-K

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
The following table represents our Revenues by market:

	Year Ended December 31,
(In millions)	2025	2024	2023
Steelmaking:
Automotive	$5,047	$5,571	$7,440
Infrastructure and manufacturing	5,377	5,208	5,612
Distributors and converters	5,195	5,281	5,330
Steel producers	2,334	2,469	2,949
Total Steelmaking	17,953	18,529	21,331
Other Businesses:
Automotive	537	540	545
Infrastructure and manufacturing	43	39	38
Distributors and converters	77	77	82
Total Other Businesses	657	656	665
Total revenues	$18,610	$19,185	$21,996
The following table represents our Revenues by product line:

	Year Ended December 31,
(In millions)	2025	2024	2023
Steelmaking:
Hot-rolled steel	$4,770	$4,276	$4,864
Cold-rolled steel	2,402	2,712	2,658
Coated steel	5,431	5,773	6,661
Stainless and electrical steel	1,748	1,807	2,281
Plate	1,079	1,119	1,444
Slab and other steel products	881	1,178	1,329
Other	1,642	1,664	2,094
Total Steelmaking	17,953	18,529	21,331
Other Businesses:
Other	657	656	665
Total revenues	$18,610	$19,185	$21,996
74 | CLF 2025 FORM 10-K

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
75 | CLF 2025 FORM 10-K

The following tables provide our results by segment as well as a reconciliation from consolidated Adjusted EBITDA to our consolidated Net income (loss):

	Year Ended December 31, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$18,063	$657	$(110)	$18,610
Cost of goods sold	(18,972)	(608)	110	(19,470)
Selling, general and administrative expenses	(515)	(28)	—	(543)
Net periodic benefit credits other than service cost component	223	—	—	223
Excluding depreciation, depletion and amortization	1,204	31	—	1,235
Other segment items[1]	(19)	1	—	(18)
Total Adjusted EBITDA	$(16)	$53	$—	$37

Interest expense, net				$(594)
Income tax benefit				581
Depreciation, depletion and amortization				(1,235)
EBITDA from noncontrolling interests[2]				76
Idled facilities charges				(239)
Changes in fair value of derivatives, net				(45)
Currency exchange				37
Severance				(25)
Loss on extinguishment of debt				(10)
Gain on sale of business				9
Loss on disposal of assets				(7)
Amortization of inventory step-up				6
Acquisition-related costs				(1)
Other, net				(18)
Net loss				$(1,428)

Capital additions	$670	$10	$—	$680
Assets	$19,416	$596	$—	$20,012

[1] Other segment items primarily consists of the exclusion of EBITDA of noncontrolling interests from Adjusted EBITDA and, to a lesser extent, the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA of noncontrolling interests includes net income attributable to noncontrolling interests of $50 million and the exclusion of depreciation, depletion, and amortization of $26 million.
76 | CLF 2025 FORM 10-K

	Year Ended December 31, 2024
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$18,620	$656	$(91)	$19,185
Cost of goods sold	(18,612)	(606)	96	(19,122)
Selling, general and administrative expenses	(457)	(29)	—	(486)
Net periodic benefit credits other than service cost component	247	—	—	247
Excluding depreciation, depletion and amortization	919	32	—	951
Other segment items[1]	(2)	—	—	(2)
Total Adjusted EBITDA	$715	$53	$5	$773

Interest expense, net				$(370)
Income tax benefit				236
Depreciation, depletion and amortization				(951)
EBITDA from noncontrolling interests[2]				76
Idled facilities charges				(217)
Changes in fair value of derivatives, net				(41)
Currency exchange				(20)
Severance				(16)
Loss on extinguishment of debt				(27)
Loss on disposal of assets				(16)
Amortization of inventory step-up				(26)
Acquisition-related costs				(44)
Arbitration decision				(71)
Net loss				$(714)

Capital additions	$812	$5	$—	$817
Assets	$20,327	$620	$—	$20,947

[1] Other segment items primarily consists of the exclusion of EBITDA of noncontrolling interests and the Arbitration decision from Adjusted EBITDA and, to a lesser extent, the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA of noncontrolling interests includes net income attributable to noncontrolling interests of $46 million and the exclusion of depreciation, depletion, and amortization of $30 million.
77 | CLF 2025 FORM 10-K

	Year Ended December 31, 2023
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$21,413	$665	$(82)	$21,996
Cost of goods sold	(20,073)	(627)	77	(20,623)
Selling, general and administrative expenses	(549)	(28)	—	(577)
Net periodic benefit credits other than service cost component	204	—	—	204
Excluding depreciation, depletion and amortization	938	35	—	973
Other segment items[1]	(78)	(2)	—	(80)
Total Adjusted EBITDA	$1,855	$43	$(5)	$1,893

Interest expense, net				$(289)
Income tax expense				(144)
Depreciation, depletion and amortization				(973)
EBITDA from noncontrolling interests[2]				83
Severance				(11)
Gain on sale of business				28
Loss on disposal of assets				(15)
Acquisition-related costs				(12)
Goodwill impairment				(125)
Other, net				1
Net income				$436

Capital additions	$782	$3	$—	$785
Assets	$16,880	$657	$—	$17,537

[1] Other segment items primarily consists of the exclusion of EBITDA of noncontrolling interests from Adjusted EBITDA and, to a lesser extent, the inclusion of items within Miscellaneous – net and Other non-operating income.

2 EBITDA of noncontrolling interests includes net income attributable to noncontrolling interests of $51 million and the exclusion of depreciation, depletion, and amortization of $32 million.
Included in the consolidated financial statements are the following amounts relating to geographic location based on product destination:

	Year Ended December 31,
(In millions)	2025	2024	2023
Revenues:
United States	$15,887	$17,340	$20,000
Canada	2,071	1,067	1,046
Other countries	652	778	950
Total revenues	$18,610	$19,185	$21,996
Property, plant and equipment, net:
United States	$8,173	$8,622	$8,816
Canada	1,307	1,319	78
Other countries	1	1	1
Total property, plant and equipment, net	$9,481	$9,942	$8,895

78 | CLF 2025 FORM 10-K

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

	December 31,
(In millions)	2025	2024
Land, land improvements and mineral rights	$1,463	$1,451
Buildings	1,205	1,104
Equipment	11,630	11,119
Other	357	349
Construction in progress	655	728
Total property, plant and equipment[1]	15,310	14,751
Allowance for depreciation and depletion	(5,829)	(4,809)
Property, plant and equipment, net	$9,481	$9,942

[1] Includes right-of-use assets related to finance leases of $576 million and $505 million as of December 31, 2025 and 2024, respectively.
We recorded depreciation expense of $1,145 million, $903 million and $932 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the second quarter of 2025, the decision to indefinitely idle our Conshohocken and Riverdale facilities occurred. This resulted in accelerated depreciation of $131 million included within depreciation and depletion expense for the year ended December 31, 2025.
The net book value of the mineral and land rights are as follows:

	December 31,
(In millions)	2025	2024
Mineral rights:
Cost	$783	$783
Depletion	(301)	(287)
Net mineral rights	$482	$496

Land rights	$457	$467
We recorded depletion expense of $14 million, $29 million and $33 million for the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 7 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following table summarizes the changes in Goodwill by segment:

	December 31, 2025			December 31, 2024
(In millions)	Steelmaking	Other Businesses	Total	Steelmaking	Other Businesses	Total
Beginning balance	$1,719	$49	$1,768	$956	$49	$1,005
Stelco Acquisition[1]	16	—	16	786	—	786
Sale of business	(6)	—	(6)	—	—	—
Foreign currency translation	36	—	36	(23)	—	(23)
Ending balance	$1,765	$49	$1,814	$1,719	$49	$1,768

[1]Refer to NOTE 3 - ACQUISITIONS for further details.
79 | CLF 2025 FORM 10-K

INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	December 31, 2025			December 31, 2024
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$1,058	$(104)	$954	$1,015	$(34)	$981
Developed technology	60	(21)	39	60	(17)	43
Trade names and trademarks	91	(14)	77	87	(8)	79
Mining permits	72	(30)	42	72	(29)	43
Supplier relationships	29	(6)	23	29	(5)	24
Total intangible assets	$1,310	$(175)	$1,135	$1,263	$(93)	$1,170
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$35	$(36)	$(71)	$30	$(41)

[1] Amortization related to mining permits is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.
[2] Intangible liabilities are classified as Other non-current liabilities. Amortization of all intangible liabilities is recognized in Cost of goods sold.
Amortization expense related to Intangible assets was $81 million and $24 million for the years ended December 31, 2025 and 2024, respectively. Estimated future amortization expense related to intangible assets is $82 million annually for the years 2026 through 2030.
Income from amortization related to intangible liabilities was $5 million for both the years ended December 31, 2025 and 2024. Estimated future amortization income related to the intangible liabilities is $5 million annually for the years 2026 through 2030.
The increase in the balance of Intangible assets as of December 31, 2025, compared to December 31, 2024, is due to fluctuation in foreign currency exchange rates.
80 | CLF 2025 FORM 10-K

NOTE 8 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In Millions)
Debt Instrument	Issuer[1]	Annual Effective Interest Rate	December 31, 2025	December 31, 2024
Senior Unsecured Notes:
7.000% 2027 Senior Notes	Cliffs	9.240%	$—	$73
7.000% 2027 AK Senior Notes	AK Steel	9.240%	—	56
5.875% 2027 Senior Notes	Cliffs	6.490%	—	556
4.625% 2029 Senior Notes	Cliffs	4.625%	368	368
6.875% 2029 Senior Notes	Cliffs	6.875%	900	900
6.750% 2030 Senior Notes	Cliffs	6.750%	750	750
4.875% 2031 Senior Notes	Cliffs	4.875%	325	325
7.500% 2031 Senior Notes	Cliffs	7.500%	850	—
7.000% 2032 Senior Notes	Cliffs	7.054%	1,425	1,425
7.375% 2033 Senior Notes	Cliffs	7.375%	900	900
7.625% 2034 Senior Notes	Cliffs	7.516%	1,125	—
6.250% 2040 Senior Notes	Cliffs	6.340%	235	235
ABL Facility	Cliffs[2]	Variable[3]	452	1,560
Total debt			7,330	7,148
Unamortized discounts and issuance costs			(77)	(83)
Total long-term debt			$7,253	$7,065

[1] Unless otherwise noted, references in this column and throughout this NOTE 8 - DEBT AND CREDIT FACILITIES to "Cliffs" are to Cleveland-Cliffs Inc., and references to "AK Steel" are to AK Steel Corporation (n/k/a Cleveland-Cliffs Steel Corporation).

[2] Refers to Cleveland-Cliffs Inc. as borrower under our ABL Facility.
[3] Our ABL Facility annual effective interest rate was 5.327% as of December 31, 2025.
OUTSTANDING SENIOR UNSECURED NOTES
CLEVELAND-CLIFFS INC. 7.625% 2034 SENIOR NOTES - 2025 OFFERING
On September 8, 2025, we entered into an indenture among Cliffs, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the issuance of $850 million aggregate principal amount of our 7.625% 2034 Senior Notes, which were issued at par. On October 10, 2025, we issued an additional $275 million aggregate principal amount of our 7.625% 2034 Senior Notes at a price to investors of 102.750% of their principal amount. The 7.625% 2034 Senior Notes were issued in private placement transactions exempt from the registration requirements of the Securities Act.
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
81 | CLF 2025 FORM 10-K

CLEVELAND-CLIFFS INC. 7.500% 2031 SENIOR NOTES - 2025 OFFERING
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
The terms of the 7.500% 2031 Senior Notes contain certain customary covenants; however, there are no financial covenants.
CLEVELAND-CLIFFS INC. OTHER OUTSTANDING UNSECURED SENIOR NOTES
The following represents a summary of our other unsecured senior notes' maturity and interest payable due dates:

Debt Instrument	Maturity	Interest Payable (until maturity)
4.625% 2029 Senior Notes	March 1, 2029	March 1 and September 1
6.875% 2029 Senior Notes	November 1, 2029	May 1 and November 1
6.750% 2030 Senior Notes	April 15, 2030	April 15 and October 15
4.875% 2031 Senior Notes	March 1, 2031	March 1 and September 1
7.000% 2032 Senior Notes	March 15, 2032	March 15 and September 15
7.375% 2033 Senior Notes	May 1, 2033	May 1 and November 1
6.250% 2040 Senior Notes	October 1, 2040	April 1 and October 1
The senior notes are unsecured obligations and rank equally in right of payment with all our other existing and future unsecured and unsubordinated indebtedness. The 4.625% 2029 Senior Notes, 6.875% 2029 Senior Notes, 6.750% 2030 Senior Notes, 4.875% 2031 Senior Notes, 7.000% 2032 Senior Notes, and 7.375% 2033 Senior Notes are guaranteed on a senior unsecured basis by our material direct and indirect wholly owned domestic subsidiaries and, therefore, are structurally senior to any of our existing and future indebtedness that is not guaranteed by such guarantors and are structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the notes. There are no subsidiary guarantees of the interest and principal amounts for the 6.250% 2040 Senior Notes.
The 4.625% 2029 Senior Notes may be redeemed, in whole or in part, on not less than 10, nor more than 60, days’ prior notice sent to the holders of the notes. The 4.625% 2029 Senior Notes are currently redeemable at a price equal to 101.156% of the principal amount thereof, and are redeemable at par beginning on March 1, 2026. In each case, we pay the redemption premiums plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
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
82 | CLF 2025 FORM 10-K

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
83 | CLF 2025 FORM 10-K

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
The ABL Facility contains customary representations and warranties and affirmative and negative covenants including, among others, covenants regarding the maintenance of certain financial ratios if certain conditions are triggered, covenants relating to financial reporting, covenants relating to the payment of dividends on, or purchase or redemption of, our capital stock, covenants relating to the incurrence or prepayment of certain debt, covenants relating to the incurrence of liens or encumbrances, covenants relating to compliance with laws, covenants relating to transactions with affiliates, covenants relating to mergers and sales of all or substantially all of our assets and limitations on changes in the nature of our business. As of December 31, 2025 and 2024, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
The following represents a summary of our borrowing capacity under the ABL Facility:

December 31,
(In millions)	2025
Available borrowing base on ABL Facility[1]	$3,730
Borrowings	(452)
Letter of credit obligations[2]	(65)
Borrowing capacity available	$3,213

1 As of December 31, 2025, the ABL Facility has a maximum borrowing base of $4.75 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation, and insurance obligations.

DEBT EXTINGUISHMENTS
On October 3, 2025, we used the net proceeds from the issuance of our 7.625% 2034 Senior Notes to redeem $73 million in aggregate principal amount of our 7.000% 2027 Senior Notes, $56 million in aggregate principal amount of our 7.000% 2027 AK Senior Notes, and $556 million in aggregate principal amount of our 5.875% 2027 Senior Notes.
MATURITIES
The following represents a summary of our debt instrument maturities based on the principal amounts outstanding as of December 31, 2025 (in millions):

2026	2027	2028	2029	2030	Thereafter	Total
$—	$—	$452	$1,268	$750	$4,860	$7,330
84 | CLF 2025 FORM 10-K

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
85 | CLF 2025 FORM 10-K

OBLIGATIONS AND FUNDED STATUS
The following tables and information provide additional disclosures:

(In millions)	Pension Benefits		OPEB
Change in benefit obligations:	2025	2024	2025	2024
Benefit obligations — beginning of year	$4,248	$4,571	$1,147	$1,036
Service cost	28	28	8	8
Interest cost	210	218	58	50
Plan amendments	—	—	3	7
Actuarial loss (gain)	78	(165)	181	162
Benefits paid	(435)	(429)	(161)	(155)
Participant contributions	—	—	33	36
Acquired through business combinations	—	35	—	—
Effect of settlement	—	(9)	—	—
Special termination benefits	—	—	7	2
Other	2	(1)	1	1
Benefit obligations — end of year	$4,131	$4,248	$1,277	$1,147

Change in plan assets:
Fair value of plan assets — beginning of year	$4,237	$4,282	$742	$739
Actual return on plan assets	475	254	63	46
Participant contributions	—	—	33	36
Employer contributions	68	119	86	76
Benefits paid	(435)	(429)	(161)	(155)
Acquired through business combinations	—	21	—	—
Effect of settlement	—	(9)	—	—
Other	1	(1)	—	—
Fair value of plan assets — end of year	$4,346	$4,237	$763	$742
Funded status	$215	$(11)	$(514)	$(405)

Amounts recognized in Statements of Financial Position:
Non-current assets	$287	$239	$182	$188
Current liabilities[1]	(14)	(7)	(99)	(85)
Non-current liabilities	(58)	(243)	(597)	(508)
Total amount recognized	$215	$(11)	$(514)	$(405)

Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial gain	$(472)	$(400)	$(1,426)	$(1,720)
Prior service cost (credit)	72	89	(92)	(109)
Net amount recognized	$(400)	$(311)	$(1,518)	$(1,829)

[1] Current liabilities are classified within Other current liabilities on the Statements of Consolidated Financial Position.
The accumulated benefit obligation for all defined benefit pension plans was $4,120 million and $4,236 million as of December 31, 2025 and 2024, respectively.
86 | CLF 2025 FORM 10-K

COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT)

	Pension Benefits			OPEB
(In millions)	2025	2024	2023	2025	2024	2023
Service cost	$28	$28	$31	$8	$8	$10
Interest cost	210	218	235	58	50	64
Expected return on plan assets	(317)	(320)	(315)	(43)	(43)	(43)
Amortization:
Net actuarial loss (gain)	(8)	(1)	3	(134)	(154)	(145)
Prior service costs (credits)	17	18	18	(13)	(15)	(17)
Settlements and special termination benefits	—	(2)	(4)	7	2	—
Net periodic benefit cost (credit)	$(70)	$(59)	$(32)	$(117)	$(152)	$(131)
For 2026, we estimate net periodic benefit cost (credit) as follows:

(In millions)
Defined benefit pension plans	$(118)
OPEB plans	(104)
Total	$(222)
COMPONENTS OF OTHER COMPREHENSIVE LOSS (INCOME)
The following includes details on the significant actuarial losses (gains) impacting the benefit obligation and other components of other comprehensive loss (income):

	Pension Benefits		OPEB
(In millions)	2025	2024	2025	2024
Discount rates	$109	$(146)	$34	$(43)
Demographic updates	22	(14)	23	26
Mortality	(50)	—	—	—
Per capita healthcare costs and healthcare trend[1]	—	—	124	179
Other	(3)	(5)	—	—
Actuarial loss (gain) on benefit obligation	78	(165)	181	162
Actual returns on assets under (over) expected	(158)	67	(20)	(3)
Amortization of net actuarial gain (loss)	8	1	134	154
Amortization of prior service credits (costs)	(17)	(18)	13	15
Settlements	—	2	—	—
Plan amendments	—	—	3	7
Total recognized in other comprehensive loss (income)	$(89)	$(113)	$311	$335

[1] The loss in per capita healthcare costs relating to our OPEB plans is primarily due to unfavorable Medicare Advantage Prescription Drug healthcare rates, which are effective January for each year. Additionally, we increased our short-term Medicare Advantage Prescription Drug trend rate assumption.

87 | CLF 2025 FORM 10-K

CONTRIBUTIONS
We make both required and discretionary pension contributions. Required contributions are based on minimum funding requirements pursuant to ERISA regulations. Funded OPEB plans are not subject to minimum regulatory funding requirements, but rather amounts are contributed pursuant to bargaining agreements. Contributions toward unfunded OPEB plans are payments made directly from corporate assets and are displayed net of participant contributions and other reimbursements. Company contributions and payments we expect to make in 2026, and made in 2025 and 2024 are as follows:

	Pension Benefits	OPEB
(In millions)		VEBA[1]	Direct Payments	Total
2024	$119	$—	$76	$76
2025	68	—	86	86
2026 (Expected)	43	—	83	83

[1] Pursuant to the applicable bargaining agreements, benefits can be paid from certain VEBAs that are at least 70% funded (all VEBAs were over 70% funded as of December 31, 2025). Certain agreements with plans holding VEBA assets have capped healthcare costs. For the Cleveland-Cliffs Steel LLC VEBA, we are required to make contributions based on earnings, and we may withdraw money from the VEBA plan to the extent funds are available for costs in excess of the cap. VEBA withdrawals are represented net of direct payments. There will be no further contributions to the Cleveland-Cliffs Steel LLC VEBA based on earnings for the remainder of the labor agreement with the USW, which expires in September 2026.

ESTIMATED FUTURE BENEFIT PAYMENTS

(In millions)	Pension Benefits	OPEB[1]
2026	$466	$128
2027	420	124
2028	403	120
2029	380	114
2030	364	110
2031-2035	1,577	492

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
We use company-specific base mortality tables for healthy annuitants in qualified pension plans. We use tables issued by the Society of Actuaries for non-annuitants in qualified pension plans, all nonqualified pension participants and OPEB participants. For tables issued by the Society of Actuaries, we use Pri-2012 mortality tables with adjustments for blue collar, white collar or no collar depending on the plan. Mortality is projected for all plans using Scale MP-2021 with generational projection for both years. In 2025, no changes have been made to the plans' mortality tables.
The following represents weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		OPEB
	December 31,		December 31,
	2025	2024	2025	2024
Discount rate	5.18%	5.55%	5.22%	5.59%
Interest crediting rate	5.61	5.58	N/A	N/A
Compensation rate increase	3.00	3.00	N/A	N/A
88 | CLF 2025 FORM 10-K

The following represents weighted-average assumptions used to determine net benefit cost:

	Pension Benefits			OPEB
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Obligation discount rate	5.56%	5.08%	5.47%	5.59%	5.15%	5.52%
Service cost discount rate	5.80	5.29	5.61	5.83	5.28	5.65
Interest cost discount rate	5.26	5.05	5.34	5.28	5.08	5.38

Interest crediting rate	5.58	5.46	5.46	N/A	N/A	N/A
Expected return on plan assets	7.85	7.85	7.66	5.89	5.95	5.87
Compensation rate increase	3.00	3.00	3.00	N/A	N/A	N/A
The following represents assumed weighted-average health care cost trend rates:

	December 31,
	2025	2024
Health care cost trend rate assumed for next year[1]	7.00%	11.43%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the ultimate rate is reached	2036	2032

[1] The health care trend rate is weighted for all of our OPEB plans and factors in our Medicare Advantage Prescription Drug pricing arrangements. As of December 31, 2025, we reset our initial trend rate to 7.00% grading down by 0.25% per year to an ultimate rate of 4.50% in 2036. While the risk scoring and third-party funding changes associated with the Inflation Reduction Act may potentially impact costs and trends in future years, the impact is expected to be minimal or unmeasurable at this time.

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
Assets for OPEB plans include VEBA trusts pursuant to bargaining agreements that are available to fund retired employees’ life insurance obligations and medical benefits. The following table reflects the actual asset allocations for pension and VEBA assets as of December 31, 2025 and 2024, as well as the 2026 weighted average target asset allocations:

	Pension Assets			VEBA Assets
Asset Category	2026 Target Allocation	Actual Asset Allocation as of December 31,		2026 Target Allocation	Actual Asset Allocation as of December 31,
		2025	2024		2025	2024
Equity securities	34.2%	34.5%	32.7%	17.2%	18.9%	17.6%
Fixed income	40.6	39.0	38.9	78.4	76.0	76.6
Hedge funds	9.4	9.8	9.6	1.0	1.4	1.2
Private equity	3.3	3.3	3.6	—	—	—
Structured credit	2.5	3.2	4.0	0.3	0.3	0.5
Real estate	10.0	10.2	11.2	3.1	3.4	4.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
89 | CLF 2025 FORM 10-K

FAIR VALUE MEASUREMENTS
Investments classified as Level 1 primarily include equity investments and fixed income mutual funds that are based on observable quoted market prices on an active exchange. Fixed income investments classified as Level 2 include U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) which are priced daily through a bond pricing vendor as well as corporate bonds, mortgage-backed securities and non-U.S. bonds which have valuations based on their bid-ask spreads or quoted prices of securities with similar characteristics.
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
Investment commitments are made in private equity funds and capital calls are made over the life of the funds to fund the commitments. As of December 31, 2025, remaining commitments for our private equity investments total $47 million for our pension and OPEB plans. Committed amounts are funded from plan assets when capital calls are made.
As a practical expedient, in accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share have not been classified in the fair value hierarchy below. NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by its number of shares outstanding.
The fair value of our pension assets by asset category is as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Investments Measured at Net Asset Value		Total
Asset Category	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Equity securities:
U.S. equities	$861	$816	$—	$—	$—	$—	$—	$—	$861	$816
Global equities	555	501	—	—	—	—	85	69	640	570
Fixed income:
U.S. government securities[1]	41	32	526	577	—	—	212	146	779	755
U.S. corporate bonds	616	583	—	—	—	—	110	115	726	698
Non U.S. and other bonds	10	9	—	—	—	—	179	185	189	194
Hedge funds	—	—	—	—	144	128	282	280	426	408
Private equity	—	—	—	—	145	151	—	—	145	151
Structured credit	—	—	—	—	139	171	—	—	139	171
Real estate	—	—	—	—	191	242	250	232	441	474
Total	$2,083	$1,941	$526	$577	$619	$692	$1,118	$1,027	$4,346	$4,237

[1] Includes cash equivalents.
90 | CLF 2025 FORM 10-K

The fair value of our VEBA assets by asset category is as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Investments Measured at Net Asset Value		Total
Asset Category	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Equity securities:
U.S. equities	$108	$99	$—	$—	$—	$—	$—	$—	$108	$99
Global equities	3	3	—	—	—	—	33	28	36	31
Fixed income:
U.S. government securities[1]	134	130	26	50	—	—	76	44	236	224
U.S. corporate bonds	98	216	71	74	—	—	34	52	203	342
Non U.S. and other bonds	66	2	—	—	—	—	75	—	141	2
Hedge funds	—	—	—	—	11	10	—	—	11	10
Structured credit	—	—	—	—	2	4	—	—	2	4
Real estate	—	—	—	—	2	5	24	25	26	30
Total	$409	$450	$97	$124	$15	$19	$242	$149	$763	$742

[1] Includes cash equivalents.
The following represents the fair value measurements of changes in plan assets using significant unobservable inputs (Level 3):

	Pension Assets		VEBA Assets
(In millions)	2025	2024	2025	2024
Beginning balance — January 1	$692	$770	$19	$27
Actual return on plan assets:
Relating to assets still held at the reporting date	18	18	1	1
Relating to assets sold during the period	12	7	1	—
Purchases	13	31	—	—
Sales	(116)	(134)	(6)	(9)
Ending balance — December 31	$619	$692	$15	$19
DEFINED CONTRIBUTION PLANS
Most employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other Company contributions based on our financial results. Company contributions to these plans are expensed as incurred. Total expense from these plans was $59 million, $63 million and $59 million in 2025, 2024 and 2023, respectively.
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
91 | CLF 2025 FORM 10-K

Information with respect to multiemployer plans in which we participate follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status[1]		FIP/RP Status Pending/Implemented[2]	Contributions (in millions)			Surcharge Imposed[3]	Expiration Date of Collective Bargaining Agreement[4]
		2025	2024		2025	2024	2023
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$112	$117	$119	No	9/1/2026 to 7/31/2029
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Red	Red	Yes	22	22	23	Yes	5/15/2027 to 6/30/2028
Other Plans[5]					1	1	1
Total					$135	$140	$143

[1] The most recent Pension Protection Act zone status available in 2025 and 2024 is for each plan's year-end as of December 31, 2024 and 2023. The plan's actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The IAM National Pension Fund's National Pension Plan voluntarily elected to place itself in the "Red Zone" in April 2019 and has implemented a rehabilitation plan to address its underfunded status. Additional contributions will be required as part of the rehabilitation plan until the plan exits the "Red Zone".

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
We are one of the largest contributors to the Steelworkers Pension Trust. Our contributions exceeded 5% of total combined contributions in 2025 and 2024. As of January 1, 2025 (the last date for which we have information), the Steelworkers Pension Trust had a total actuarial liability of $6,815 million and assets with a market value of $6,868 million, for a funded ratio of about 101%.
NOTE 10 - STOCK COMPENSATION PLANS
As of December 31, 2025, we had outstanding awards under two share-based compensation plans: the 2021 Equity Plan and the A&R 2015 Equity Plan. As of December 31, 2025, there were 17.0 million remaining shares available for grant under the 2021 Equity Plan. No additional grants were issued from the A&R 2015 Equity Plan after the date of approval of the 2021 Equity Plan; however, all awards previously granted under predecessor plans will continue in accordance with the terms of the outstanding awards.
Upon vesting of share-based compensation awards, we issue shares from treasury shares before issuing new shares. Forfeitures are recognized when they occur.
STOCK-BASED COMPENSATION EXPENSE
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Cost of goods sold	$(11)	$(11)	$(9)
Selling, general and administrative expenses	(46)	(39)	(32)
Stock based compensation expense	(57)	(50)	(41)
Income tax benefit	14	13	10
Stock based compensation expense, net of tax	$(43)	$(37)	$(31)

Decrease in basic earnings per common share	$(0.08)	$(0.08)	$(0.06)
Decrease in diluted earnings per common share	$(0.08)	$(0.08)	$(0.06)
The total compensation cost related to outstanding awards not yet recognized is $62 million as of December 31, 2025. This expense is expected to be recognized over the remaining weighted-average period of 1.7 years.
92 | CLF 2025 FORM 10-K

PERFORMANCE SHARES
The following table summarizes the performance award activity:

	2025		2024		2023
(Shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3.0	$30.33	2.5	$29.09	2.7	$18.53
Granted	2.1	19.76	1.2	30.36	1.1	31.88
Distributed	—	—	(0.5)	25.12	(1.8)	6.50
Performance adjustment	(0.9)	28.46	(0.1)	25.12	0.7	6.43
Forfeited/canceled	(0.3)	23.70	(0.1)	30.57	(0.2)	28.65
Outstanding at end of year	3.9	$25.71	3.0	$30.33	2.5	$29.09
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
RESTRICTED STOCK UNITS
The following table summarizes the restricted stock units activity:

	2025		2024		2023
(Shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3.1	$19.40	2.5	$18.87	2.4	$13.66
Granted	2.6	11.85	1.2	19.54	1.2	19.30
Distributed	(0.9)	19.24	(0.6)	17.55	(0.9)	5.99
Forfeited/canceled	(0.4)	14.54	—	19.62	(0.2)	19.84
Outstanding at end of year	4.4	$15.38	3.1	$19.40	2.5	$18.87
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
93 | CLF 2025 FORM 10-K

STOCK OPTIONS
The following table summarizes the stock option activity:

	2025		2024		2023
(Shares in millions)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	0.2	$11.77	0.5	$9.59	0.6	$10.39
Exercised	—	8.18	(0.3)	7.79	(0.1)	10.22
Forfeited/canceled	—	13.48	—	20.11	—	21.05
Outstanding at end of year	0.2	$11.86	0.2	$11.77	0.5	$9.59

Exercisable at end of year	0.2	$11.86	0.2	$11.77	0.5	$9.59
Stock options granted to date are fully vested with an expiration date of ten years from the date of grant. The total intrinsic value of options exercised in 2025 and 2024 was nominal and $4 million, respectively. As of December 31, 2025, all outstanding options were exercisable. For options outstanding as of December 31, 2025, the weighted-average remaining contractual life was 2.3 years and the aggregate intrinsic value was $1 million.
The fair value of stock options is estimated on the date of grant using a Black-Scholes model using the grant date price of our common shares, the option exercise price, the option’s expected term, the volatility of our common shares, the risk-free interest rate and the dividend yield over the option’s expected term.
NONEMPLOYEE DIRECTORS
Our nonemployee directors are entitled to receive restricted share awards under the Directors’ Plan. For 2025, 2024 and 2023, nonemployee directors were granted a specified number of restricted shares, with a value equal to $140,000 in each year. The number of shares is based on the closing price of our common shares on the grant date. The restricted share awards issued under the Directors' Plan generally vest 12 months from the grant date. The awards are subject to any deferral election and the terms of the Directors’ Plan and an award agreement.
NOTE 11 - INCOME TAXES
Income (loss) from continuing operations before income taxes includes the following components:

	Year Ended December 31,
(In millions)	2025	2024	2023
United States	$(1,546)	$(901)	$582
Foreign	(458)	(49)	(3)
Total	$(2,004)	$(950)	$579
The components of the income tax expense (benefit) from continuing operations consist of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current provision:
United States federal	$(70)	$(38)	$4
United States state & local	(5)	(6)	25
Foreign	—	3	4
	(75)	(41)	33
Deferred provision (benefit):
United States federal	(324)	(153)	94
United States state & local	(58)	(33)	7
Foreign	(124)	(9)	10
Total income tax expense (benefit) from continuing operations	$(581)	$(236)	$144
94 | CLF 2025 FORM 10-K

Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate as required by the newly adopted ASU No. 2023-09 for the year ended December 31, 2025 is as follows:

(In millions)	2025
Tax at U.S. statutory rate	$(421)	21%
Increase (decrease) due to:
State and local income taxes, net of federal income tax[1]	(50)	3%
Foreign tax effects
Canada
Statutory rate difference	(19)	1%
Tax credits	(7)	—%
Change in valuation allowance	(3)	—%
Other adjustments	(1)	—%
Other foreign jurisdictions	1	—%
Non-taxable or nondeductible items
Depletion	(1)	—%
Changes in unrecognized tax benefits	(70)	3%
Other adjustments
Provision to return	(10)	1%
Noncontrolling interest	(10)	1%
Other	10	(1)%
Provision for income tax expense (benefit) and effective income tax rate including discrete items	$(581)	29%

[1]State taxes in Illinois, Indiana and Michigan made up the majority (greater than 50 percent) of the tax effect in this category.
Reconciliation of our income tax attributable to continuing operations computed at the U.S. federal statutory rate before the adoption of ASU No. 2023-09 for the years ended December 31, 2024 and December 31, 2023 is as follows:

(In millions)	2024		2023
Tax at U.S. statutory rate	$(199)	21%	$122	21%
Increase (decrease) due to:
Percentage depletion in excess of cost depletion	(20)	2	(32)	(5)
Valuation allowance	—	—	14	2
Unrecognized tax benefits	7	—	7	1
State taxes, net	(30)	3	27	5
Federal & state provision to return	(4)	—	(20)	(3)
Income not subject to tax	(10)	1	(11)	(2)
Goodwill impairment	—	—	26	4
Other items, net	20	(2)	11	2
Provision for income tax expense (benefit) and effective income tax rate including discrete items	$(236)	25%	$144	25%

95 | CLF 2025 FORM 10-K

The components of cash payments in excess of refunds received (refunds in excess of payments made) by jurisdiction are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S. Federal	$—
State
Illinois	(6)
Michigan	(3)
Alabama	(2)
Ohio	(1)
State total	(12)
Foreign
Canada	(5)
Other	1
Foreign total	(4)
Total refunds in excess of payments made	$(16)
Total refunds in excess of payments made (prior to ASU 2023-09)		$(30)	$(111)
The components of income taxes for other than continuing operations consisted of the following:

(In millions)	2025	2024	2023
Other comprehensive income (loss):
Pension and OPEB	$51	$55	$10
Derivative instruments	(11)	(37)	47
Foreign currency translation	(4)	—	—
Total	$36	$18	$57
Significant components of our deferred tax assets and liabilities are as follows:

(In millions)	2025	2024
Deferred tax assets:
Operating loss and other carryforwards	$778	$589
Pension and OPEB liabilities	154	129
Environmental	77	69
Product inventories	62	53
State and local	93	36
Employee-based compensation	71	71
Interest limitation	201	19
Lease liabilities	154	87
Other liabilities	107	69
Total deferred tax assets before valuation allowance	1,697	1,122
Deferred tax asset valuation allowance	(394)	(388)
Net deferred tax assets	1,303	734
Deferred tax liabilities:
Investment in ventures	(179)	(181)
Lease assets	(125)	(88)
Property, plant and equipment and mineral rights	(1,015)	(811)
Intangible assets	(243)	(441)
Other assets	(53)	(59)
Total deferred tax liabilities	(1,615)	(1,580)
Net deferred tax liabilities	$(312)	$(846)
96 | CLF 2025 FORM 10-K

NOL and interest limitation carryforwards are as follows:

(In millions)	2025	2024
Gross domestic (including states) NOL carryforwards[1]	$4,827	$3,549
Gross foreign NOL carryforwards[2]	1,673	1,507
Gross U.S. interest expense limitation carryforward	789	92
Gross Canadian interest expense limitation carryforward	141	—

1If unused, Federal and state NOL carryforwards begin to expire in 2034 and 2026, respectively.
2If unused, foreign NOL carryforwards begin to expire in 2035.
The changes in the valuation allowance are presented below:

(In millions)	2025	2024	2023
Balance at beginning of year	$388	$396	$390
Change in valuation allowance:
Income tax (benefit) expense	6	(8)	6
Balance at end of year	$394	$388	$396
As of December 31, 2025 and 2024, we have a valuation allowance recorded of $347 million and $349 million, respectively, related to foreign deferred tax assets, and an additional $47 million and $39 million, respectively, against certain state NOLs, which are expected to expire before utilization.
Our losses in Luxembourg and certain Canadian entities in recent periods represent sufficient negative evidence to require a full valuation allowance against the deferred tax assets in those jurisdictions. We intend to maintain a valuation allowance against the deferred tax assets related to the operating losses in these jurisdictions, unless and until sufficient positive evidence exists to support the realization of such assets.
As of December 31, 2025 and 2024, we had no cumulative undistributed earnings of foreign subsidiaries included in retained earnings. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2025	2024	2023
Unrecognized tax benefits balance as of January 1	$121	$76	$58
Increases for tax positions in current year	35	46	18
Decrease due to tax positions in prior year	(2)	(1)	—
Lapses in statutes of limitations	(57)	—	—
Unrecognized tax benefits balance as of December 31	$97	$121	$76
As of December 31, 2025 and 2024, we had unrecognized tax benefits of $97 million and $121 million, respectively. Of these amounts, $16 million and $75 million were included in Other non-current liabilities on the Statements of Consolidated Financial Position. Additionally, $81 million and $46 million were included in Deferred income taxes as of December 31, 2025 and 2024, respectively. If the unrecognized tax benefits were recognized, $16 million would impact the effective tax rate. Interest and penalties related to unrecognized tax benefits are $4 million and $15 million for the years ended December 31, 2025 and 2024, respectively.
Tax years 2022 and forward remain subject to examination for the U.S., and tax years 2021 and forward remain subject to examination for Canada.
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
97 | CLF 2025 FORM 10-K

The following table summarizes the lease amounts included in our Statements of Consolidated Financial Position as of December 31, 2025 and 2024:

		Year Ended December 31,
(In millions)	Balance Sheet Location	2025	2024
Assets:
Finance	Property, plant and equipment, net	$576	$505
Operating	Other non-current assets	292	351
Current liabilities
Finance	Other current liabilities	$67	$63
Operating	Other current liabilities	48	50
Non-current liabilities
Finance	Other non-current liabilities	$335	$319
Operating	Other non-current liabilities	234	275
Lease costs are presented below:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating leases	$72	$64	$59
Finance leases:
Amortization of right-of-use assets	65	38	92
Interest on lease liabilities	23	15	11
Short-term leases	161	174	171
Total	$321	$291	$333

Lease terms and discount rates are shown below:

December 31,
2025
Weighted average lease term (in years):
Operating leases	10
Finance leases	9
Weighted average discount rate:
Operating leases	7%
Finance leases	6%
Other information related to leases was as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating leases within cash flows from operating activities	$68	$62	$57
Finance leases within cash flows from operating activities	23	14	11
Finance leases within cash flows from financing activities	67	49	92
Right-of-use assets obtained in exchange for new finance lease liabilities[1]	87	97	93
Right-of-use assets obtained in exchange for new operating lease liabilities[1]	10	87	42

[1]Right-of-use assets obtained as a result of the 2024 Stelco Acquisition are not included.
98 | CLF 2025 FORM 10-K

The following is a summary of future minimum lease payments under noncancellable finance and operating leases as of December 31, 2025:

(In millions)	Finance Leases	Operating Leases
2026	$88	$64
2027	74	58
2028	71	47
2029	65	38
2030	49	31
Thereafter	180	158
Total future minimum lease payments	527	396
Less: imputed interest	125	114
Total lease payments	402	282
Less: current portion of lease liabilities	67	48
Long-term lease liabilities	$335	$234
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
The following is a summary of our asset retirement obligations:

	December 31,
(In millions)	2025	2024
Asset retirement obligations[1]	$599	$526
Less: current portion	18	25
Long-term asset retirement obligations	$581	$501

[1] Includes $375 million and $302 million related to our active operations as of December 31, 2025 and 2024, respectively.
The following is a roll-forward of our asset retirement obligation:

(In millions)	2025	2024
Asset retirement obligation as of January 1	$526	$459
Increase from Stelco Acquisition	18	20
Accretion expense	30	22
Remediation payments	(19)	(33)
Revision in estimated cash flows	44	58
Asset retirement obligation as of December 31	$599	$526
During our routine annual assessment of asset retirement obligations in 2025, closure costs estimates and timing of expected cash flows were updated for our Princeton and Hibbing mines. During the first quarter of 2024, we announced the indefinite idle of our Weirton tinplate production plant, resulting in an increase to our asset retirement obligations as a result of acceleration of the timing and refinement in the cost required.
ENVIRONMENTAL OBLIGATIONS
Our operations currently use, and have in the past used, hazardous materials and substances, and we have generated, and expect to continue to generate, solid and hazardous waste. We have been, and may in the future be, subject to claims under laws and
99 | CLF 2025 FORM 10-K

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
The following is a summary of our environmental obligations:

	December 31,
(In millions)	2025	2024
Environmental obligations	$112	$114
Less: current portion	11	14
Long-term environmental obligations	$101	$100
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
The following table summarizes the carrying value and fair value of other financial instruments:

		December 31, 2025		December 31, 2024
(In millions)	Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$6,801	$7,037	$5,505	$5,496
ABL Facility - outstanding balance	Level 2	452	452	1,560	1,560
Total		$7,253	$7,489	$7,065	$7,056
The valuation of financial assets classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
EMPLOYEE BENEFIT COMMITMENT
In connection with the Stelco Acquisition, we have acquired funding commitments to employee life and health trusts. These obligations pertain to plans previously sponsored by Stelco prior to its emergence from bankruptcy. The commitments primarily involve fixed scheduled payments that will continue until 2042, with an additional variable component tied to Stelco's standalone operating performance. The financial liability is recorded at fair value on a recurring basis using a discounted cash flow model, which incorporates observable and unobservable inputs for risk-free interest rates and future operating estimates. The liability is classified as a Level 3 within the fair value hierarchy. The current and non-current portions of the employee benefit commitment are classified within Other current liabilities and Other non-current liabilities on the Statements of Consolidated Financial Position, respectively.
The following table summarizes the changes in fair value of the employee benefit commitment:

(In millions)	2025	2024
Beginning balance as of January 1	$(188)	$—
Fair value of commitment assumed in connection with Stelco Acquisition	5	(197)
Total expense included in earnings	(5)	(2)
Payments	28	5
Foreign currency translation	(9)	6
Ending balance as of December 31	$(169)	$(188)
MINNTAC OPTION
Stelco is party to an option to purchase a 25% ownership interest in the MinnTac iron ore mine and related infrastructure located in Mt. Iron, Minnesota from U. S. Steel for $500 million. This option is exercisable by Stelco at any time until January 31, 2027. This option is recorded as a derivative instrument at fair value on a recurring basis and included within Other non-current assets on the Statements of Consolidated Financial Position. Any gain or loss recorded in relation to the fair value of this option is presented within Changes in fair value of derivatives, net. The fair value of the derivative asset is estimated using the Black-Scholes option
100 | CLF 2025 FORM 10-K

pricing model, which incorporates observable or unobservable inputs for risk-free interest rates, foreign exchange rates, commodity prices, discount rates, corresponding market volatility levels and other market-based pricing factors. This option is classified as a Level 3 derivative asset within the fair value hierarchy.
The following table summarizes the changes in fair value of the MinnTac option:

(In millions)	2025	2024
Beginning balance as of January 1	$95	$—
Fair value of option acquired in connection with Stelco Acquisition	—	110
Total expense included in earnings	(45)	(12)
Foreign currency translation	4	(3)
Ending balance as of December 31	$54	$95
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
Our commodity purchase swaps and sales swaps are designated as cash flow hedges for accounting purposes, and we record the gains and losses for the derivatives in Accumulated other comprehensive income until we reclassify them into Cost of goods sold when we recognize the associated underlying operating costs or Revenues when we recognize the associated underlying sale. Impacts of our designated commodity purchase swaps and sales swaps are reflected within Other, net in the Statements of Consolidated Cash Flows. Refer to NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) for further information.
Our commodity purchase swaps are classified as Level 2 as values were determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
The following table presents the notional amount of our outstanding commodity purchase swaps:

				Notional Amount
				December 31,
Hedge Contract Type	Classification	Unit of Measure	Hedged Periods	2025	2024
Natural Gas	Commodity purchase swaps	MMBtu	January 2026 - December 2028	139,300,000	143,250,000
Electricity	Commodity purchase swaps	Megawatt hours	January 2026 - June 2028	1,974,380	3,224,227
HRC	Sales swaps	Net tons	January 2026 - December 2026	220,220	—
As of December 31, 2025, we estimate $19 million of net losses related to our commodity purchase swaps and $7 million of net losses related to our sales swaps will be reclassified from Accumulated other comprehensive income into Cost of goods sold and Revenues, respectively, during the next 12 months. These estimates are based on December 31, 2025 fair values, some of which will change before their actual reclassification into Cost of goods sold and Revenues.
The following table presents the fair value of our cash flow hedges and the classification on the Statements of Consolidated Financial Position:

	December 31,
Balance Sheet Location (In millions)	2025	2024
Other current assets	$7	$5
Other non-current assets	10	9
Other current liabilities	(24)	(41)
Other non-current liabilities	(2)	(6)
FOREIGN CURRENCY CONTRACTS
On July 15, 2024, we announced that we had entered into the Arrangement Agreement with Stelco Holdings Inc. to acquire all of its common shares in a cash and stock transaction. We hedged a portion of the purchase price by entering into multiple foreign currency contracts. These hedge contracts were considered economic hedges and did not qualify for hedge accounting. During
101 | CLF 2025 FORM 10-K

the year ended December 31, 2024, these contracts resulted in a loss of $29 million presented in Other non-operating income in the Statements of Consolidated Operations and in Other investing activities in the Statements of Consolidated Cash Flows. As of, and during the year ended, December 31, 2025, no foreign currency contracts were outstanding.
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
For the year ended December 31, 2025, we did not repurchase any common shares, as compared to 2024, during which we repurchased 37.9 million common shares at a cost of $733 million in the aggregate. The cost of our share repurchases excludes the excise tax due under the Inflation Reduction Act. As of December 31, 2025, there was $1.4 billion remaining authorization under our active share repurchase program.
STOCK ISSUANCE
On October 31, 2025, we sold 75 million of our common shares in an underwritten public offering for $12.69 per share. We used the net proceeds from the offering to repay borrowings under our ABL Facility.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized, and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized; no preferred shares were issued or outstanding as of December 31, 2025.
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
102 | CLF 2025 FORM 10-K

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	December 31,
(In millions)	2025	2024	2023
Foreign Currency Translation
Beginning balance	$(70)	$—	$(1)
Other comprehensive income (loss) before reclassifications	91	(70)	1
Income tax	(4)	—	—
Other comprehensive income (loss) before reclassifications, net of tax	87	(70)	1
Ending balance	$17	$(70)	$—

Derivative Instruments
Beginning balance	$(53)	$(170)	$(16)
Other comprehensive income (loss) before reclassifications	(48)	(41)	(345)
Income tax	12	10	81
Other comprehensive income (loss) before reclassifications, net of tax	(36)	(31)	(264)
Losses (gains) reclassified from AOCI to net income[1]	97	195	144
Income tax expense (benefit)[2]	(23)	(47)	(34)
Net losses (gains) reclassified from AOCI to net income	74	148	110
Ending balance	$(15)	$(53)	$(170)

Pension and OPEB
Beginning balance	$1,660	$1,827	$1,847
Other comprehensive income (loss) before reclassifications[3]	(83)	(68)	115
Income tax	20	17	(39)
Other comprehensive income (loss) before reclassifications, net of tax	(63)	(51)	76
Losses (gains) reclassified from AOCI to net income[4]	(138)	(154)	(145)
Income tax expense (benefit)[2]	31	38	49
Net losses (gains) reclassified from AOCI to net income	(107)	(116)	(96)
Ending balance	$1,490	$1,660	$1,827

Total AOCI Ending Balance	$1,492	$1,537	$1,657

[1] Amounts were recognized in Revenues and Cost of goods sold of $30 million and $67 million, respectively during 2025 in the Statements of Consolidated Operations. During both 2024 and 2023, amounts were recognized in Cost of goods sold in the Statements of Consolidated Operations.

[2] Amounts recognized in Income tax benefit (expense) in the Statements of Consolidated Operations.
[3] Refer to NOTE 9 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
[4] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Consolidated Operations.
NOTE 18 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $56 million and $52 million for the years ended December 31, 2025 and 2024, respectively, which was included in our consolidated Income (loss) from continuing operations before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $6 million for the year ended December 31, 2025, compared to $24 million for the year ended December 31, 2024, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Consolidated Cash Flows.
103 | CLF 2025 FORM 10-K

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The Statements of Consolidated Financial Position includes the following amounts for SunCoke Middletown:

	December 31,
(In millions)	2025	2024
Inventories	$27	$27
Property, plant and equipment, net	273	288
Accounts payable	(20)	(19)
Other assets (liabilities), net	(61)	(47)
Noncontrolling interests	(219)	(249)
NOTE 19 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Income (loss) from continuing operations	$(1,423)	$(714)	$435
Income from continuing operations attributable to noncontrolling interest	(50)	(46)	(51)
Net income (loss) from continuing operations attributable to Cliffs shareholders	(1,473)	(760)	384
Income (loss) from discontinued operations, net of tax	(5)	—	1
Net income (loss) attributable to Cliffs shareholders	$(1,478)	$(760)	$385

Weighted average number of shares:
Basic	508	480	510
Employee stock plans	—	—	1
Diluted	508	480	511

Earnings (loss) per common share attributable to Cliffs common shareholders - basic:
Continuing operations	$(2.90)	$(1.58)	$0.75
Discontinued operations	(0.01)	—	—
	$(2.91)	$(1.58)	$0.75
Earnings (loss) per common share attributable to Cliffs common shareholders - diluted:
Continuing operations	$(2.90)	$(1.58)	$0.75
Discontinued operations	(0.01)	—	—
	$(2.91)	$(1.58)	$0.75
The following table summarizes the potentially dilutive shares that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Year Ended December 31,
(In millions)	2025	2024	2023
Employee stock plans	4	2	2
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
104 | CLF 2025 FORM 10-K

Unconditional purchase obligations, including take-or-pay agreements, are as follows (in millions):

2026	2027	2028	2029	2030	Thereafter
$2,911	$1,936	$1,520	$1,266	$1,191	$5,130
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of December 31, 2025, we had $278 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of December 31, 2025, we had $65 million of outstanding letters of credit issued under our ABL Facility.
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
105 | CLF 2025 FORM 10-K

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
106 | CLF 2025 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
OPINION ON THE FINANCIAL STATEMENTS
We have audited the accompanying statements of consolidated financial position of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related statements of consolidated operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the design and effectiveness of controls over management’s goodwill impairment evaluation, including controls related to management’s forecasts, the selection of the discount rate, and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
107 | CLF 2025 FORM 10-K

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
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 9, 2026
We have served as the Company's auditor since 2004.
108 | CLF 2025 FORM 10-K

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
Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2025 using the framework specified in Internal Control - Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report that appears herein.
February 9, 2026
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting or in other factors that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
109 | CLF 2025 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Cleveland-Cliffs Inc.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited the internal control over financial reporting of Cleveland-Cliffs Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
February 9, 2026
110 | CLF 2025 FORM 10-K

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
111 | CLF 2025 FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item will be set forth in the definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “Proxy Statement” under the headings “Board Meetings and Committees — Audit Committee”, “Code of Business Conduct and Ethics”, “Insider Trading Policy”, “Independence and Related Party Transactions” and “Information Concerning Director Nominees” and is incorporated herein by reference and made a part hereof from the Proxy Statement. The information regarding executive officers required by this Item is set forth in Part I - Item 1. Business hereof under the heading “Information About Our Executive Officers”, which information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished by this Item will be set forth in the Proxy Statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, “Compensation-Related Risk Assessment” and “Executive Compensation” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished by this Item will be set forth in the Proxy Statement under the headings “Ownership of Equity Securities of the Company” and “Equity Compensation Plan Information” and is incorporated herein by reference and made a part hereof from the Proxy Statement.

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
112 | CLF 2025 FORM 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
    (a)(1) - List of Financial Statements
The following consolidated financial statements of Cleveland-Cliffs Inc. are included at ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA above:
•Statements of Consolidated Financial Position - December 31, 2025 and 2024
•Statements of Consolidated Operations - Years ended December 31, 2025, 2024 and 2023
•Statements of Consolidated Comprehensive Income (Loss) - Years ended December 31, 2025, 2024 and 2023
•Statements of Consolidated Cash Flows - Years ended December 31, 2025, 2024 and 2023
•Statements of Consolidated Changes in Equity - Years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
(a)(2) - Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted or are contained in the applicable financial statements or the notes thereto.
(a)(3) List of Exhibits
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-08944, unless otherwise indicated.

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

4.4	Seventh Supplemental Indenture, dated as of May 7, 2013, between Cliffs Natural Resources Inc. (n/k/a Cleveland-Cliffs Inc.) and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2013 and incorporated herein by reference).
4.5	Indenture, dated as of February 17, 2021, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, including Forms of 4.625% Senior Notes due 2029 and 4.875% Senior Notes due 2031 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference).

Exhibit Number	Exhibit
4.6	First Supplemental Indenture, dated as of December 22, 2021, among Cleveland-Cliffs Inc., the Additional Guarantor party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.30 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).
4.7	Second Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee (filed as Exhibit 4.4 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.8	Indenture, dated as of April 14, 2023, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 6.750% Senior Notes due 2030 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference).
4.9	First Supplemental Indenture, dated as of July 31, 2023, among Cleveland-Cliffs Inc., the Additional Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.5 to Cliffs' Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference).
4.10	Indenture, dated as of March 18, 2024, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 7.000% Senior Notes due 2032 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).
4.11	First Supplemental Indenture, dated as of August 16, 2024, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference).
4.12	Indenture, dated as of October 22, 2024, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Forms of 6.875% Senior Notes due 2029 and 7.375% Senior Notes due 2033 (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference).
4.13	Indenture, dated as of February 6, 2025, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 7.500% Senior Notes due 2031 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended March 31, 2025 and incorporated herein by reference).
4.14	Indenture, dated as of September 8, 2025, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including Form of 7.625% Senior Notes due 2034 (filed as Exhibit 4.1 to Cliffs' Form 10-Q for the period ended September 30, 2025 and incorporated herein by reference).
4.15	First Supplemental Indenture, dated as of October 10, 2025, among Cleveland-Cliffs Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to Cliffs' Form 10-Q for the period ended September 30, 2025 and incorporated herein by reference).
4.16	Form of Common Share Certificate (filed as Exhibit 4.1 to Cliffs’ Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference).
4.17
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

Exhibit Number	Exhibit
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

10.29	* Cliffs Natural Resources Inc. 2017 Executive Management Performance Incentive Plan effective January 1, 2017 (filed as Exhibit 10.2 to Cliffs' Form 8-K on April 27, 2017 and incorporated herein by reference).
10.30	* Cliffs Natural Resources Inc. Amended and Restated 2015 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 27, 2017 and incorporated herein by reference).
10.31	* Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to Cliffs’ Form 8-K on April 30, 2021 and incorporated herein by reference).
10.32	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).
10.33	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).
10.34	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2024 and incorporated herein by reference).
10.35	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Unit Award Memorandum and Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2025 and incorporated herein by reference).
10.36	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Performance Share Award Memorandum (TSR) and Performance Share Award Agreement (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2025 and incorporated herein by reference).
10.37	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Cash Incentive Award Memorandum (TSR) and Cash Incentive Award Agreement (TSR) (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended March 31, 2025 and incorporated herein by reference).
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

10.40	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).
10.41	First Amendment to Asset-Based Revolving Credit Agreement, dated as of March 27, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference).
10.42	Second Amendment to Asset-Based Revolving Credit Agreement, dated as of December 9, 2020, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.42 to Cliffs’ Form 10-K for the period ended December 31, 2020 and incorporated herein by reference).
10.43	Third Amendment to Asset-Based Revolving Credit Agreement, dated as of December 17, 2021, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to Cliffs’ Form 8-K on December 23, 2021 and incorporated herein by reference).
10.44	Fourth Amendment to Asset-Based Revolving Credit Agreement, dated as of June 9, 2023, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference).
10.45	Fifth Amendment to Asset-Based Revolving Credit Agreement, dated as of July 31, 2024, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to Cliffs’ Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference).

Exhibit Number	Exhibit
10.46	Sixth Amendment to Asset-Based Revolving Credit Agreement, dated as of September 13, 2024, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed as Exhibit 10.3 to Cliffs’ Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference).
19	Cleveland-Cliffs Inc. and Associated Companies Insider Trading and Material Inside Information Policy effective October 25, 2023 (filed as Exhibit 19 to Cliffs’ Form 10-K for the period ended December 31, 2024 and incorporated herein by reference).
21	Subsidiaries of the Registrant (filed herewith).
22	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of SLR International Corporation regarding Northshore Property, Minnesota, USA (filed herewith).
23.3	Consent of SLR International Corporation regarding Tilden Property, Michigan, USA (filed herewith).
23.4	Consent of SLR International Corporation regarding United Property, Minnesota, USA (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of February 9, 2026 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of February 9, 2026 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of February 9, 2026 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of February 9, 2026 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
96.1	Technical Report Summary on the Northshore Property, Minnesota, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.3 to Cliffs’ Form 8-K on February 11, 2022 and incorporated herein by reference).
96.2	Technical Report Summary on the Tilden Property, Michigan, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.5 to Cliffs’ Form 10-K for the period ended December 31, 2021 and incorporated herein by reference).
96.3	Technical Report Summary on the United Taconite Property, Minnesota, USA, prepared for the Company by SLR International Corporation with an effective date of December 31, 2021 (filed as Exhibit 96.4 to Cliffs’ Form 8-K on February 11, 2022 and incorporated herein by reference).
97	Cleveland-Cliffs Inc. Compensation Clawback Policy, effective October 2, 2023 (filed as Exhibit 97 to Cliffs’ Form 10-K for the period ended December 31, 2023 and incorporated herein by reference).
101
The following financial information from Cleveland-Cliffs Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Financial Position, (ii) the Statements of Consolidated Operations, (iii) the Statements of Consolidated Comprehensive Income, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Changes in Equity, and (vi) Notes to the Consolidated Financial Statements.

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

CLEVELAND-CLIFFS INC.

		By:	/s/ K. A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer
Date:	February 9, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ L. Goncalves	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 9, 2026
L. Goncalves
/s/ C. L. Goncalves Jr.	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 9, 2026
C. L. Goncalves Jr.
/s/ K. A. Floriani	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	February 9, 2026
K. A. Floriani
*	Director	February 9, 2026
J. T. Baldwin
*	Director	February 9, 2026
R. A. Bloom
*	Director	February 9, 2026
E.T. Camara
*	Director	February 9, 2026
J. M. Cronin
*	Director	February 9, 2026
S. M. Green
*	Director	February 9, 2026
R. S. Michael, III
*	Director	February 9, 2026
B. Oren
*	Director	February 9, 2026
G. Stoliar
*	Director	February 9, 2026
D. C. Taylor
*	Director	February 9, 2026
A. M. Yocum
* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

By:	/s/ C. L. Goncalves Jr.
(C. L. Goncalves Jr., as Attorney-in-Fact)