Form 10-Q
period 2026-03-31
CLEVELAND-CLIFFS INC.
filed 2026-04-21
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 570,414,657 as of April 21, 2026.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency, unless otherwise stated.

Abbreviation or acronym	Term
2021 Equity Plan	Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, which matures the earlier of June 9, 2028, or 91 days prior to the maturity of certain other material debt, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA from noncontrolling interests; idled facilities credits (charges); currency exchange; changes in fair value of derivatives, net; gain (loss) on disposal of assets, net; amortization of inventory step-up; and other, net.
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CODM	Chief Operating Decision Maker
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IAM	International Association of Machinists and Aerospace Workers
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
MMBtu	Million British Thermal Units
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
OPEB	Other postretirement benefits
POSCO	POSCO Holdings Inc., a publicly traded South Korean steel manufacturer headquartered in Pohang, South Korea
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Stelco	Stelco Holdings Inc., a Canadian corporation, and its consolidated subsidiaries, collectively, unless stated otherwise or the context indicates otherwise, which continues as Stelco Inc. following the amalgamation of Stelco Holdings Inc., Stelco Inc. and 13421422 Canada Inc. effective November 8, 2024
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
UAW	United Auto Workers
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$45	$57
Accounts receivable, net	1,882	1,442
Inventories	4,591	4,772
Other current assets	192	164
Total current assets	6,710	6,435
Non-current assets:
Property, plant and equipment, net	9,345	9,481
Goodwill	1,800	1,814
Intangible assets, net	1,102	1,135
Pension and OPEB assets	515	469
Other non-current assets	643	678
TOTAL ASSETS	$20,115	$20,012
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,011	$1,893
Accrued employment costs	457	517
Accrued expenses	346	396
Other current liabilities	509	496
Total current liabilities	3,323	3,302
Non-current liabilities:
Long-term debt	7,763	7,253
Pension and OPEB liabilities	631	655
Deferred income taxes	305	375
Asset retirement and environmental obligations	693	682
Other non-current liabilities	1,381	1,422
TOTAL LIABILITIES	14,096	13,689
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2025 - 1,200,000,000 shares);
Issued - 606,051,530 shares (2025 - 606,051,530 shares);
Outstanding - 570,397,492 shares (2025 - 569,759,243 shares)	76	76
Capital in excess of par value of shares	5,732	5,736
Retained deficit	(766)	(529)
Cost of 35,654,038 common shares in treasury (2025 - 36,292,287 shares)	(645)	(659)
Accumulated other comprehensive income	1,425	1,492
Total Cliffs shareholders' equity	5,822	6,116
Noncontrolling interests	197	207
TOTAL EQUITY	6,019	6,323
TOTAL LIABILITIES AND EQUITY	$20,115	$20,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Revenues	$4,922	$4,629
Operating costs:
Cost of goods sold	(5,004)	(5,025)
Selling, general and administrative expenses	(125)	(133)
Restructuring and other charges	—	(3)
Miscellaneous – net	(6)	(11)
Total operating costs	(5,135)	(5,172)
Operating loss	(213)	(543)
Other income (expense):
Interest expense, net	(148)	(140)
Net periodic benefit credits other than service cost component	64	57
Changes in fair value of derivatives, net	(10)	(9)
Total other expense	(94)	(92)
Loss from continuing operations before income taxes	(307)	(635)
Income tax benefit	81	149
Loss from continuing operations	(226)	(486)
Loss from discontinued operations, net of tax	(3)	—
Net loss	(229)	(486)
Net income attributable to noncontrolling interests	(8)	(12)
Net loss attributable to Cliffs shareholders	$(237)	$(498)

Loss per common share attributable to Cliffs shareholders - basic
Continuing operations	$(0.42)	$(1.01)
Discontinued operations	—	—
	$(0.42)	$(1.01)

Loss per common share attributable to Cliffs shareholders - diluted
Continuing operations	$(0.42)	$(1.01)
Discontinued operations	—	—
	$(0.42)	$(1.01)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE LOSS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2026	2025
Net loss	$(229)	$(486)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(23)	(27)
Changes in derivative instruments, net of tax	(24)	101
Changes in foreign currency translation	(20)	1
Total other comprehensive income (loss)	(67)	75
Comprehensive loss	(296)	(411)
Comprehensive income attributable to noncontrolling interests	(8)	(12)
Comprehensive loss attributable to Cliffs shareholders	$(304)	$(423)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2026	2025
OPERATING ACTIVITIES
Net loss	$(229)	$(486)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	259	282
Pension and OPEB credits	(55)	(48)
Deferred income taxes	(85)	(153)
Restructuring and other charges	—	3
Other	57	62
Changes in operating assets and liabilities:
Accounts receivable, net	(441)	(223)
Inventories	174	182
Income taxes	4	7
Pension and OPEB payments and contributions	(51)	(43)
Payables, accrued employment and accrued expenses	41	62
Other, net	1	4
Net cash used by operating activities	(325)	(351)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(152)	(152)
Other investing activities	12	7
Net cash used by investing activities	(140)	(145)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	850
Borrowings (repayments) under ABL Facility, net	507	(305)
Debt issuance costs	—	(13)
Other financing activities	(53)	(33)
Net cash provided by financing activities	454	499
Net increase (decrease) in cash and cash equivalents	(11)	3

Cash, cash equivalents, and restricted cash at beginning of period	63	60
Effect of exchange rate changes on cash	—	—
Cash, cash equivalents, and restricted cash at end of period	52	63

Restricted cash	(7)	(6)

Cash and cash equivalents at end of period	$45	$57
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2025	569.8	$76	$5,736	$(529)	$(659)	$1,492	$207	$6,323
Comprehensive income (loss)	—	—	—	(237)	—	(67)	8	(296)
Stock and other incentive plans	0.6	—	(4)	—	14	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
March 31, 2026	570.4	$76	$5,732	$(766)	$(645)	$1,425	$197	$6,019

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2024	493.9	$66	$4,758	$949	$(676)	$1,537	$233	$6,867
Comprehensive income (loss)	—	—	—	(498)	—	75	12	(411)
Stock and other incentive plans	0.6	—	(2)	—	12	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	494.5	$66	$4,756	$451	$(664)	$1,612	$230	$6,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
NATURE OF BUSINESS
We are a leading North America-based steel producer with focus on value-added sheet products, particularly for the automotive industry. We are vertically integrated from the mining of iron ore, production of pellets and direct reduced iron, and processing of ferrous scrap through primary steelmaking and downstream finishing, stamping, tooling and tubing. Headquartered in Cleveland, Ohio, we employ approximately 25,000 people across our operations in the United States and Canada. More than 90% of our approximately 20,000 hourly workforce is represented by three prominent unions – USW, UAW and IAM.
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
Our investment in affiliates of $131 million and $132 million as of March 31, 2026 and December 31, 2025, respectively, was classified in Other non-current assets.
CORRECTION OF AN IMMATERIAL ERROR
During the third quarter of 2025, we identified an immaterial error related to our accrual for certain employment costs, resulting in an understatement of Costs of goods sold in prior periods. Prior periods affected include the interim periods ended March 31, 2025 and June 30, 2025, and the interim and annual periods during the years 2022, 2023 and 2024.
For the three months ended March 31, 2025, Costs of goods sold was increased by $5 million, with a corresponding increase to Income tax benefit of $2 million, to adjust for the error.
Any related impact to cash flows was limited to captions within operating activities. Related changes to financial statement subtotals and related disclosures within the notes accompanying these financial statements reflect the correction of the error. Management evaluated the quantitative and qualitative considerations of the error and determined that the related impact was not material to the results of operations, financial position, or cash flows for any historical annual or interim period.
SIGNIFICANT ACCOUNTING POLICIES
A detailed description of our significant accounting policies can be found in the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. There have been no material changes in our significant accounting policies and estimates from those disclosed therein.
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
NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	March 31, 2026	December 31, 2025
Product inventories
Finished and semi-finished goods	$2,379	$2,401
Raw materials	1,692	1,848
Total product inventories	4,071	4,249
Manufacturing supplies and critical spares	520	523
Inventories	$4,591	$4,772
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Company receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of March 31, 2026 and December 31, 2025, we had $21 million and $28 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of March 31, 2026 and December 31, 2025, we had $72 million and $73 million, respectively, classified as Accounts payable.
INDEFINITELY IDLED FACILITIES CHARGES
The following table represents a reconciliation of our accrued liabilities related to the discontinuation of certain product lines resulting from the indefinite idling of our Steelton rail production facility and Weirton tinplate production facility:

(In millions)	Employee-Related Costs	Exit Costs	Total
Balance as of December 31, 2025	$70	$8	$78
Cash payments	(13)	(1)	(14)
Balance as of March 31, 2026	$57	$7	$64
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Capital additions	$126	$129
Less:
Non-cash accruals	(37)	(68)
Equipment financed with seller	5	16
Right-of-use assets - finance leases	6	29
Cash paid for capital expenditures including deposits	$152	$152
Cash payments (receipts) for income taxes and interest are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Income taxes paid	$1	$1
Income tax refunds	(4)	(5)
Interest paid on debt obligations net of capitalized interest[1]	138	77

[1] Capitalized interest was $4 million for both the three months ended March 31, 2026 and 2025.

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
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring product. We reduce the amount of revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Payment terms are consistent with terms standard to the markets we serve. Sales taxes collected from customers are excluded from revenues. Revenue by market and product are presented net of intersegment revenues.
The following table represents our Revenues by market:

	Three Months Ended March 31,
(In millions)	2026	2025
Steelmaking
Direct automotive	$1,368	$1,297
Infrastructure and manufacturing	1,374	1,354
Distributors and converters	1,463	1,228
Steel producers	552	588
Total Steelmaking	4,757	4,467
Other Businesses
Direct automotive	138	130
Infrastructure and manufacturing	9	10
Distributors and converters	18	22
Total Other Businesses	165	162
Total revenues	$4,922	$4,629
The following tables represent our Revenues by product line:

	Three Months Ended March 31,
(In millions)	2026	2025
Steelmaking
Hot-rolled steel	$1,410	$1,166
Cold-rolled steel	637	591
Coated steel	1,431	1,361
Stainless and electrical steel	465	444
Plate steel	254	247
Other steel products	108	247
Other	452	411
Total Steelmaking	4,757	4,467
Other Businesses
Other	165	162
Total revenues	$4,922	$4,629

NOTE 4 - SEGMENT REPORTING
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
The following tables provide our results by segment as well as a reconciliation from consolidated Adjusted EBITDA to our consolidated Net loss:

	Three Months Ended March 31, 2026
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,797	$167	$(42)	$4,922
Cost of goods sold	(4,892)	(154)	42	(5,004)
Selling, general and administrative expenses	(117)	(8)	—	(125)
Net periodic benefit credits other than service cost component	64	—	—	64
Excluding depreciation, depletion and amortization	251	8	—	259
Other segment items[1]	(23)	2	—	(21)
Total Adjusted EBITDA	$80	$15	$—	$95

Interest expense, net				(148)
Income tax benefit				81
Depreciation, depletion and amortization				(259)
EBITDA from noncontrolling interests[2]				15
Idled facilities credits				10
Currency exchange				(14)
Changes in fair value of derivatives, net				(10)
Gain on disposal of assets, net				7
Other, net				(6)
Net loss				$(229)

Capital Additions	$124	$2	$—	$126

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests and certain idled facilities credits, which is offset by the inclusion of certain items within Miscellaneous – net.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $8 million and the exclusion of depreciation, depletion, and amortization of $7 million.

	Three Months Ended March 31, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,495	$162	$(28)	$4,629
Cost of goods sold	(4,900)	(153)	28	(5,025)
Selling, general and administrative expenses	(126)	(7)	—	(133)
Net periodic benefit credits other than service cost component	57	—	—	57
Excluding depreciation, depletion and amortization	274	8	—	282
Other segment items[1]	11	—	—	11
Total Adjusted EBITDA	$(189)	$10	$—	$(179)

Interest expense, net				(140)
Income tax benefit				149
Depreciation, depletion and amortization				(282)
EBITDA from noncontrolling interests[2]				18
Idled facilities charges				(44)
Currency exchange				(2)
Changes in fair value of derivatives, net				(9)
Loss on disposal of assets, net				(2)
Amortization of inventory step-up				7
Other, net				(2)
Net loss				$(486)

Capital Additions	$123	$6	$—	$129

[1] Other segment items primarily consists of the exclusion of EBITDA from noncontrolling interests and idled facilities charges from Adjusted EBITDA and the inclusion of items within Miscellaneous – net.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $12 million and the exclusion of depreciation, depletion, and amortization of $6 million.
The following summarizes our assets by segment:

(In millions)	March 31, 2026	December 31, 2025
Assets:
Steelmaking	$19,512	$19,416
Other Businesses	603	596
Total segment assets	$20,115	$20,012
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	March 31, 2026	December 31, 2025
Land, land improvements and mineral rights	$1,463	$1,463
Buildings	1,196	1,205
Equipment	11,708	11,630
Other	359	357
Construction in progress	666	655
Total property, plant and equipment[1]	15,392	15,310
Allowance for depreciation and depletion	(6,047)	(5,829)
Property, plant and equipment, net	$9,345	$9,481

[1] Includes right-of-use assets related to finance leases of $572 million and $576 million as of March 31, 2026 and December 31, 2025, respectively.

We recorded depreciation and depletion expense of $239 million for the three months ended March 31, 2026, and $264 million for the three months ended March 31, 2025.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following table summarizes the changes in Goodwill by segment:

	Three Months Ended March 31, 2026
(In millions)	Steelmaking	Other Businesses	Total
Beginning balance	$1,765	$49	$1,814
Foreign currency translation	(14)	—	(14)
Ending balance	$1,751	$49	$1,800
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	March 31, 2026			December 31, 2025
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$1,046	$(121)	$925	$1,058	$(104)	$954
Developed technology	60	(22)	38	60	(21)	39
Trade names and trademarks	90	(15)	75	91	(14)	77
Mining permits	72	(30)	42	72	(30)	42
Supplier relationships	29	(7)	22	29	(6)	23
Total intangible assets	$1,297	$(195)	$1,102	$1,310	$(175)	$1,135
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$36	$(35)	$(71)	$35	$(36)

[1] Amortization related to mining permits and supplier relationships is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

[2] Intangible liabilities are classified as Other non-current liabilities. Amortization of all intangible liabilities is recognized in Cost of goods sold.
Amortization expense related to Intangible assets, net was $21 million and $19 million for the three months ended March 31, 2026 and 2025, respectively. Any additional movements in the balance of Intangible assets, net as of March 31, 2026, compared to December 31, 2025, is due to fluctuation in foreign currency exchange rates. Estimated future amortization expense is $61 million for the remainder of 2026, $81 million annually for the years 2027 through 2030 and $80 million for 2031.
Income from amortization related to the intangible liabilities was $1 million for both the three months ended March 31, 2026 and 2025. Estimated future income from amortization is $4 million for the remainder of 2026 and $5 million annually for the years 2027 through 2031.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Annual Effective Interest Rate	March 31, 2026	December 31, 2025
Senior Unsecured Notes:
4.625% 2029 Senior Notes	4.625%	368	368
6.875% 2029 Senior Notes	6.875%	900	900
6.750% 2030 Senior Notes	6.750%	750	750
4.875% 2031 Senior Notes	4.875%	325	325
7.500% 2031 Senior Notes	7.500%	850	850
7.000% 2032 Senior Notes	7.054%	1,425	1,425
7.375% 2033 Senior Notes	7.375%	900	900
7.625% 2034 Senior Notes	7.516%	1,125	1,125
6.250% 2040 Senior Notes	6.340%	235	235
ABL Facility	Variable[1]	959	452
Total principal amount		7,837	7,330
Unamortized discounts and issuance costs		(74)	(77)
Total long-term debt		$7,763	$7,253

[1] Our ABL Facility annual effective interest rate was 5.305% as of March 31, 2026.
ABL FACILITY
As of March 31, 2026, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under the ABL Facility:

(In millions)	March 31, 2026
Available borrowing base on ABL Facility[1]	$4,103
Borrowings	(959)
Letter of credit obligations[2]	(48)
Borrowing capacity available	$3,096

1 As of March 31, 2026, the ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding at March 31, 2026 (in millions):

2026	2027	2028	2029	2030	Thereafter	Total
$—	$—	$959	$1,268	$750	$4,860	$7,837

NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer benefits through defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2026	2025
Service cost	$7	$7
Interest cost	45	53
Expected return on plan assets	(81)	(79)
Amortization:
Prior service costs	4	4
Net actuarial gain	(4)	(2)
Net periodic benefit credits	$(29)	$(17)
OPEB COSTS (CREDITS)

	Three Months Ended March 31,
(In millions)	2026	2025
Service cost	$2	$2
Interest cost	14	14
Expected return on plan assets	(11)	(11)
Amortization:
Prior service credits	(3)	(3)
Net actuarial gain	(28)	(33)
Net periodic benefit credits	$(26)	$(31)
Based on funding requirements, we made $13 million and $15 million of defined benefit pension contributions for the three months ended March 31, 2026 and 2025, respectively. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for both the three months ended March 31, 2026 and 2025.
NOTE 9 - STOCK COMPENSATION PLANS
PERFORMANCE SHARES
During the first quarter of 2026, we issued market stock units under our 2021 Equity Plan. The structure and performance metric for these units were modified as compared to prior performance share awards granted under our 2021 Equity Plan.
The market stock units granted during the first quarter of 2026 vest over a period of three years and are intended to be paid out in common shares. Performance is measured based on a trailing 30-day volume-weighted average of our stock price at the end of the performance period, measured against the grant‑date stock price of $10.55 per share. The number of shares that will ultimately be earned at the end of the performance period will vary based on the level of absolute stock price appreciation or depreciation, subject to a payout range of 50% to 150% of the target number of market stock units granted. Approximately 2.8 million market stock units were granted during the first quarter of 2026.
Under the terms of these market stock units, certain retirement-eligible members of management become entitled to accelerated vesting upon retirement on or after December 31, 2026. As a result, the Company will recognize expense for such market stock units granted over the required service period, and these market stock units granted will be treated as fully vested at December 31, 2026.
We value our market stock units using a Monte Carlo simulation on the grant date. The simulation models the Company’s future stock price over the performance period and incorporates the payout provisions of the award based on absolute stock price performance. The fair value reflects the probability‑weighted outcomes of the performance condition, including applicable caps and floors on payout. The expected term of the grant represents the period from the grant date to the end of the performance period. We estimate the volatility of our common shares using daily historical stock price data over a period commensurate with the performance period. The risk‑free interest rate is based on the rate in effect at the grant date for U.S. Treasury securities with a maturity consistent with the remaining performance period.

RESTRICTED STOCK UNITS
During the first quarter of 2026, the number of stock-settled restricted stock units granted were reduced to a nominal level as compared to the prior period in 2025.
NOTE 10 - INCOME TAXES
Our income tax benefit for the three months ended March 31, 2026 is $81 million, compared to income tax benefit of $149 million, for the three months ended March 31, 2025. This decrease is primarily due to a decrease in Loss from continuing operations before income taxes and the impact of immaterial discrete items relative to those losses.
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
The following is a summary of our asset retirement obligations:

(In millions)	March 31, 2026	December 31, 2025
Asset retirement obligations[1]	$605	$599
Less: current portion	16	18
Long-term asset retirement obligations	$589	$581

[1] Includes $380 million and $375 million related to our active operations as of March 31, 2026 and December 31, 2025, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2026	2025
Asset retirement obligations as of January 1	$599	$526
Accretion expense	9	7
Remediation payments	(3)	(8)
Asset retirement obligations as of March 31	$605	$525
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
The following is a summary of our environmental obligations:

(In millions)	March 31, 2026	December 31, 2025
Environmental obligations	$117	$112
Less: current portion	13	11
Long-term environmental obligations	$104	$101

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
A summary of the carrying value and fair value of other financial instruments were as follows:

		March 31, 2026		December 31, 2025
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$6,804	$6,728	$6,801	$7,037
ABL Facility - outstanding balance	Level 2	959	959	452	452
Total		$7,763	$7,687	$7,253	$7,489
The valuation of the financial asset classified in Level 2 was determined using a market approach based upon quoted prices for similar assets in active markets or other inputs that were observable.
EMPLOYEE BENEFIT COMMITMENT
In connection with the acquisition of Stelco, we acquired funding commitments to employee life and health trusts. These obligations pertain to plans previously sponsored by Stelco prior to its emergence from bankruptcy. The commitments primarily involve fixed scheduled payments that will continue until 2042, with an additional variable component tied to Stelco's standalone operating performance. The financial liability is recorded at fair value on a recurring basis using a discounted cash flow model, which incorporates observable and unobservable inputs for risk-free interest rates and future operating estimates. The liability is classified as a Level 3 within the fair value hierarchy. The current and non-current portions of the employee benefit commitment are classified within Other current liabilities and Other non-current liabilities on the Statements of Unaudited Condensed Consolidated Financial Position, respectively.
The following table summarizes the changes in fair value of the employee benefit commitment:

(In millions)	2026	2025
Beginning balance as of January 1	$(169)	$(188)
Total expense included in earnings	(3)	(2)
Payments	5	5
Foreign currency translation	2	—
Ending balance as of March 31	$(165)	$(185)
MINNTAC OPTION
Stelco is party to an option to purchase a 25% ownership interest in the MinnTac iron ore mine and related infrastructure located in Mt. Iron, Minnesota from U. S. Steel for $500 million. This option is exercisable by Stelco at any time until January 31, 2027. This option is recorded as a derivative instrument at fair value on a recurring basis and included within Other current assets as of March 31, 2026 and Other non-current assets as of December 31, 2025 on the Statements of Unaudited Condensed Consolidated Financial Position. Any gain or loss recorded in relation to the fair value of this option is presented within Changes in fair value of derivatives, net on the Statements of Unaudited Condensed Consolidated Operations. The fair value of the derivative asset is estimated using the Black-Scholes option pricing model, which incorporates observable or unobservable inputs for risk-free interest rates, foreign exchange rates, commodity prices, discount rates, corresponding market volatility levels and other market-based pricing factors. This option is classified as a Level 3 derivative asset within the fair value hierarchy.
The following table summarizes the changes in fair value of the MinnTac option:

(In millions)	2026	2025
Beginning balance as of January 1	$54	$95
Total expense included in earnings	(10)	(9)
Foreign currency translation	(1)	—
Ending balance as of March 31	$43	$86
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
The following table presents the notional amount of our outstanding hedge contracts:

				Notional Amount
Hedge Contract	Classification	Unit of Measure	Hedged Periods	March 31, 2026	December 31, 2025
Natural Gas	Commodity purchase swaps	MMBtu	April 2026 - December 2028	137,225,000	139,300,000
Electricity	Commodity purchase swaps	Megawatt hours	April 2026 - December 2028	1,868,208	1,974,380
HRC	Sales swaps	Net tons	April 2026 - December 2026	375,300	220,220
At March 31, 2026, we estimate $10 million of net losses related to our commodity purchase swaps and $40 million of net losses related to our sales swaps will be reclassified from Accumulated other comprehensive income into Cost of goods sold and Revenues, respectively, during the next 12 months. This estimate is based on March 31, 2026 fair values, some of which will change before their actual reclassification into Cost of goods sold and Revenues.
The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	March 31, 2026	December 31, 2025
Other current assets	$13	$7
Other non-current assets	6	10
Other current liabilities	(57)	(24)
Other non-current liabilities	(6)	(2)
NOTE 14 - CAPITAL STOCK
SHARE REPURCHASE PROGRAM
During the second quarter of 2024, our Board of Directors authorized a program to repurchase our outstanding common shares in the open market or in privately negotiated transactions, which may include purchases pursuant to Rule 10b5-1 plans or accelerated share repurchases, up to a maximum of $1.5 billion. We are not obligated to make any repurchases, and the program may be suspended or discontinued at any time. The share repurchase program does not have a specific expiration date.
During both the three months ended March 31, 2026 and 2025, we did not repurchase any common shares. As of March 31, 2026, there was $1.4 billion remaining authorization under our active share repurchase program.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized. No preferred shares are issued or outstanding.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended March 31,
(In millions)	2026	2025
Foreign Currency Translation
Beginning balance	$17	$(70)
Other comprehensive income (loss) before reclassifications	(23)	1
Income tax	3	—
Other comprehensive income (loss) before reclassifications, net of tax	(20)	1
Ending balance	$(3)	$(69)

Derivative Instruments
Beginning balance	$(15)	$(53)
Other comprehensive income (loss) before reclassifications	(21)	101
Income tax	5	(24)
Other comprehensive income (loss) before reclassifications, net of tax	(16)	77
Losses (gains) reclassified from AOCI to Revenues	6	—
Losses (gains) reclassified from AOCI to Cost of goods sold	(17)	32
Income tax expense (benefit)[1]	3	(8)
Net losses (gains) reclassified from AOCI to net income	(8)	24
Ending balance	$(39)	$48

Pension and OPEB
Beginning balance	$1,490	$1,660
Losses (gains) reclassified from AOCI to net income[2]	(31)	(35)
Income tax expense (benefit)[1]	8	8
Net losses (gains) reclassified from AOCI to net income	(23)	(27)
Ending balance	$1,467	$1,633

Total AOCI Ending Balance	$1,425	$1,612

[1] Amounts recognized in Income tax benefit in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 16 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $9 million and $15 million for the three months ended March 31, 2026 and 2025, respectively, which was included in our consolidated Loss from continuing operations before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $1 million and a nominal amount for the three months ended March 31, 2026 and 2025, respectively, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

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

(In millions)	March 31, 2026	December 31, 2025
Inventories	$27	$27
Property, plant and equipment, net	269	273
Accounts payable	(22)	(20)
Other assets (liabilities), net	(66)	(61)
Noncontrolling interests	(208)	(219)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Loss from continuing operations	$(226)	$(486)
Net income from continuing operations attributable to noncontrolling interest	(8)	(12)
Net loss from continuing operations attributable to Cliffs shareholders	(234)	(498)
Loss from discontinued operations, net of tax	(3)	—
Net loss attributable to Cliffs shareholders	$(237)	$(498)

Weighted average number of shares:
Basic	570	495
Employee stock plans[1]	—	—
Diluted	570	495

Loss per common share attributable to Cliffs shareholders - basic:
Continuing operations	$(0.42)	$(1.01)
Discontinued operations	—	—
	$(0.42)	$(1.01)

Loss per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$(0.42)	$(1.01)
Discontinued operations	—	—
	$(0.42)	$(1.01)

[1] For both the three months ended March 31, 2026 and 2025, 2 million potentially dilutive shares were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.
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
OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of March 31, 2026, we had $300 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of March 31, 2026, we had $48 million of outstanding letters of credit issued under our ABL Facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and other factors that may affect our future results. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that appear in Part 1 — Item 1 - Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025, as well as other publicly available information. During the third quarter of 2025, we identified an immaterial error related to our accrual for certain employment costs, resulting in an understatement of Costs of goods sold in prior periods. Prior periods affected include the interim periods ended March 31, 2025 and June 30, 2025, and the interim and annual periods during the years 2022, 2023 and 2024. Refer to NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for further information.
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
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions improved throughout the first quarter of 2026 driven by higher than historical HRC pricing, continued subdued import levels, extending lead times and increasing but still subdued demand. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $980 per net ton during the first quarter of 2026, representing a 24% increase compared to the first quarter of 2025. Finished steel import levels remained significantly below historical levels during the first quarter of 2026, which helped support domestic steel pricing. Looking forward, we expect domestic steel demand to grow, as implemented tariffs support demand for domestically produced steel, steel imports remain unattractive, and other end-user demand continues to improve. Additionally, the war with Iran, along with other global tensions, has led to rising global steel costs and increased freight rates, making imports less attractive and supporting higher domestic steel demand and HRC pricing. Steel and light vehicles remain at the top of the Trump administration's trade agenda, and we operate at the intersection of both of these industries.
We believe steel tariffs play a crucial role in protecting the U.S. economy, national security and the industrial base from violators of fair trade. The American steel industry has long faced significant challenges resulting from global overcapacity and overproduction of steel, as well as other unfair trade practices. The overproduction by certain countries has led to dumping of steel in the U.S. at below market value. The U.S. remains the only major steel-producing country that produces less steel than it consumes. Additionally, foreign steel producers often take advantage of government subsidies, currency manipulation and weak environmental and safety regulations. During 2025, President Trump signed a Presidential proclamation to implement 50% tariffs on steel imports originating from all major steel producing countries. In early April 2026, President Trump issued a proclamation adjusting the Section 232 tariffs on steel and steel derivative products. The proclamation maintained 50% tariff coverage on steel products and expanded the 50% tariff rate coverage to the full value of articles of iron and steel, including pipe and tube products. This proclamation also added new steel derivative products, including certain types of transformers, while simplifying the steel derivative product tariff regime. The strong commitment of President Trump's Administration to the resilience of the Section 232 national security tariffs should help the competitive landscape by reducing the prevalence of dumped steel in the U.S. market, ultimately leading to increased domestic demand. As a leading American steel producer, we expect to benefit for years to come from President Trump's pro-manufacturing and America-first agenda, along with the implemented Section 232 tariffs, not only for steel but also for the automotive industry.
The Canadian steel industry is also an important market for us. Similar to the U.S. steel market, the Canadian steel market is impacted by global overcapacity and other unfair trade practices, resulting in the dumping of steel in Canada at below market value. This contributed to weakened results for our Canadian operations in 2025. In the second half of 2025, Canada imposed tariff-rate quotas on steel imports to protect their domestic steel industry. We expect these tariff-rate quotas to help support a healthier Canadian steel industry and allow Stelco to generate improved margins throughout 2026. During the first quarter of 2026, the Canadian steel industry experienced lower than historical import levels, indicating an improving Canadian steel market. We believe it is crucial for Canada to maintain or improve measures in place to protect its domestic steel industry in order to preserve the Canadian economy and national security.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. North American light vehicle production in the first quarter of 2026 was approximately 3.7 million units, down from approximately 3.8 million units in the first quarter of 2025. During the first quarter of 2026, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 15.7 million units sold, representing a 5% decrease compared to the first quarter of 2025. The average age of light vehicles on the road in the U.S. is at an all-time high of 12.8 years, surpassing the previous record set in 2024, which should support demand as older vehicles need to be replaced. Furthermore, we expect the 25% tariff on imports of automobiles and certain automobile parts, which were implemented during 2025, to lead to increased demand for domestically produced vehicles that consume domestically made steel. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from improved domestic vehicle production over the coming years as we continue to be an established and reliable supplier.
The current war between the United States and Iran, along with other global tensions, could result in certain implications to the domestic and global steel industry. In the U.S., the steel industry could see increased costs from elevated freight rates, electricity, gas, and other utilities. However, rising global steel costs, along with elevated freight rates, are expected to make imported steel in the U.S. less attractive. Additionally, certain foreign aluminum and steel facilities have experienced disruptions in production as a result of the war with Iran, which could impact the global supply of aluminum and steel. As the U.S. is heavily reliant on imported aluminum, a negative impact to the global aluminum supply chain, along with higher aluminum costs, could result in customers pursuing steel as an alternative material. We expect rising domestic steel demand, along with lower imports, to support higher steel prices, which should mitigate any inflationary costs we experience as a result of the war with Iran.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $434 per long ton during the first quarter of 2026. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, supply chain disruptions from global tensions, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Michigan and Minnesota.
We have made significant progress in our cost-cutting efforts and have continuously reduced our year-over-year cost per ton since 2023. We have been able to capture cost reductions as a result of optimizing our integrated footprint, reducing overhead and fixed costs, improving efficiencies, working through higher cost inventory, and benefiting from lower coal and alloy costs, which has helped mitigate any inflationary cost increases we have experienced. Our steel unit costs in the first quarter of 2026 were impacted by elevated utility costs, primarily driven by a temporary spike in natural gas prices due to extreme weather conditions.
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
Due to its demanding nature, the automotive steel business typically generates higher through-the-cycle margins, making it a desirable end market. Demand for our automotive-grade steel is expected to be healthier in the coming years as a result of government support for domestically produced vehicles, the further shift away from other metals such as aluminum, low unemployment rate, and the replacement of older vehicles. As an established and reliable supplier of domestically produced automotive-grade steel, we expect customers to continue to look to us to serve increased demand in the coming years.
Since becoming a steel company in 2020, we have dedicated significant resources to maintain and upgrade our facilities and equipment. The quality of our assets gives us a unique advantage in product offerings and operational efficiencies. After elevated spend in 2022 to perform overdue maintenance work at the facilities acquired as part of our 2020 acquisitions, we resumed normalized levels of maintenance capital and operating expenses, which we have maintained since 2023. The necessary resources that we have invested in our footprint are expected to keep our assets at an automotive-grade level of quality and reliability for years to come.
Our utilization of annual or multi-year fixed price contracts provides us a competitive advantage, as the steel industry is often viewed as volatile and subject to the market price of steel. Our fixed price contracts mitigate pricing volatility through the cycle. Approximately 40-45% of our flat-rolled steel shipments are sold under fixed price contracts.
Our ability to source our primary feedstock domestically, and primarily internally, is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The war with Iran, the ongoing conflict between Russia and Ukraine, other global tensions, and the Trump administration's focus on U.S. manufacturing underscore the importance of our North American-centric footprint, as our competitors primarily operating EAF facilities rely on imported pig iron and prime scrap to produce flat-rolled steel, the supply of which, from time to time, has been disrupted. The best example is our legacy business of producing iron ore pellets. By internally sourcing the vast majority of our iron ore pellet requirements, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.
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
Our five-year contract to supply semi-finished steel slabs that was initiated in connection with the closing of the acquisition of ArcelorMittal USA concluded in December 2025, with final shipments occurring during the first quarter of 2026 as we worked through remaining inventory. This contract historically represented approximately 10 percent of our sales volume and was unprofitable in 2025 due to unfavorable market conditions. Upon conclusion of this contract, we started to shift sales and product mix to higher margin business, which ultimately improves efficiency as we increase steel throughput within our operations.
UTILIZE ARTIFICIAL INTELLIGENCE TO IMPROVE OPERATIONAL EFFICIENCY
We recently partnered with a prominent enterprise software company that offers platforms for integrating, managing, and securing organizational data in order to improve real-time operational decisions through the use of AI. As a leading steel producer, it is crucial for us to modernize our operational systems and continuously improve our efficiency across our footprint. Utilizing cutting edge platforms and AI capabilities, we expect to improve real-time visibility into production and material flows and inventory levels, enable faster identification of bottlenecks, and assist with production planning to improve coordination across our facilities. By leveraging AI directly in our operations, we expect to reduce costs, improve yields and strengthen our operational efficiency across our steelmaking operations.
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
During 2025, we made the decision to fully or partially idle, or permanently close, six of our operations. We made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn facility. We also made the decision to permanently close our Steelton, Conshohocken and Riverdale facilities due to underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing mine. During the second quarter of 2026, we plan to further optimize our footprint by idling our Gary plate finishing line and idling one of the two plate mills at our Burns Harbor facility. We have successfully consolidated all production capabilities to one plate mill at Burns Harbor, which we expect will improve utilization and enhance cost performance without compromising capability or steel output. These changes allow us to streamline our operations and enhance efficiency, with minimal impact to our flat-rolled steel output.
EXPLORE STRATEGIC OPPORTUNITIES
During the third quarter of 2025, we signed a Memorandum of Understanding (the "Memorandum of Understanding") with POSCO, Korea's largest steelmaker and the world's third largest steelmaker outside of China, who seeks to leverage our unmatched U.S. footprint and trade-compliant operations to support and grow its established U.S. customer base while ensuring that its products meet U.S. trade and origin requirements. The Memorandum of Understanding reflects rising interest in Cliffs amid the resurgence of U.S. manufacturing and should enable smooth onboarding for downstream industrial customers moving production from South Korea to the U.S. Any partnership we might pursue with POSCO should be strategic and accretive for our shareholders. UBS is acting as our financial advisor for the potential transaction.
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
Also, during the third quarter of 2025, we announced that we engaged J.P.Morgan as our advisor and launched sell-side processes to explore the potential sale of certain non-core operating assets. As an American-based company with desirable assets, we are favorably positioned to potentially benefit from asset sales. In addition to non-core operating assets, we have received inbound inquiries for us to sell recently idled facilities and certain other inactive sites. We expect the net proceeds of any potential transaction would be used to pay down debt.
Beyond steelmaking, the renewed importance of rare earths in the U.S. has driven us to re-focus on this potential opportunity at our upstream mining assets. We have begun to explore rare earths at our ore bodies and tailings basins and have identified two sites with key geological indicators for rare earth extraction potential. If successful, it would align us with the broader national strategy for critical material independence. Before we can determine the economic potential for rare-earth extraction at our properties, we will need to conduct additional technical and economic studies, and there can be no assurance that rare-earth extraction at our properties will be economical. While we believe concentrations of rare earths exist within our ore bodies and tailings basins, the economic potential of this venture will depend heavily on the United States' investment in refineries, among other factors.
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
We have made significant progress in reducing our emissions on a per ton basis. Since 2020, we have reduced our average Scope 1 and 2 emissions of integrated mills from 1.82 to 1.64 metric tons of CO2e per metric ton of crude steel produced in 2025, which is significantly lower than the global industry average.
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
We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet. We also maintain a long maturity runway with our outstanding debt, with our nearest senior note maturities coming in 2029, have healthy liquidity consisting of cash and availability under our ABL Facility of $3.1 billion as of March 31, 2026, and have approximately $3.2 billion of secured note capacity, which supports our flexibility to navigate varied economic environments for extended periods of time.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results, net of intersegment eliminations, for the three months ended March 31, 2026 and 2025 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

2026	2025	2026	2025	2026	2025	2026	2025

STEEL PRODUCT REVENUE:		GROSS MARGIN %:		ADJUSTED EBITDA %:		AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,305	$4,056	(2)%	(9)%	2%	(4)%	$1,048	$980
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended March 31,
(In thousands of net tons)	2026	2025	% Change
Steel shipments by product:
Hot-rolled steel	1,798	1,693	6%
Cold-rolled steel	617	608	1%
Coated steel	1,187	1,123	6%
Stainless and electrical steel	143	142	1%
Plate	190	203	(6)%
Slab and other steel products	173	371	(53)%
Total steel shipments by product	4,108	4,140	(1)%

	Three Months Ended March 31,
(In millions)	2026	2025	% Change
Steelmaking revenues by market:
Direct automotive	$1,368	$1,297	5%
Infrastructure and manufacturing	1,374	1,354	1%
Distributors and converters	1,463	1,228	19%
Steel producers	552	588	(6)%
Total Steelmaking revenues by market	$4,757	$4,467	6%
Revenues increased by $290 million, or 6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily driven by higher steel pricing, favorable sales mix, and improved non-steel product revenue, partially offset by lower steel product shipment volumes:
•Higher steel pricing: Steel product revenue increased by approximately $230 million due to rising pricing, particularly for hot-rolled steel, which increased our average selling price to $1,048 per net ton of steel;
•Favorable sales mix: Steel product revenue increased by approximately $50 million from favorable mix as the conclusion of the ArcelorMittal USA slab contract enabled a shift toward higher margin hot-rolled steel sales, primarily within the distributors and converters market; and
•Improved other Steelmaking revenue: Non-steel product revenue increased by approximately $40 million, primarily driven by higher revenue in the scrap business; which was partially offset by

•Lower steel product shipment volumes: Steel product revenue decreased by approximately $30 million due to a marginal reduction in overall steel product sales volume.
GROSS MARGIN
Gross margin increased by $310 million during the three months ended March 31, 2026, as compared to the prior-year period, primarily due to:
•Higher pricing on hot-rolled steel sales: Revenue increased by $290 million, primarily driven by an increase in pricing on hot-rolled steel sales, which favorably impacted gross margin for the quarter; and
•Lower cost of goods sold: Cost of goods sold decreased by approximately $20 million, reflecting a net decrease in idle charges incurred as compared to the first quarter of 2025. This was partially offset by elevated energy costs in the first quarter of 2026 driven by extreme cold weather in the quarter.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three months ended March 31, 2026, increased by $269 million, as compared to the three months ended March 31, 2025, primarily due to the increased gross margin from our Steelmaking operations. This gross margin increase included a net decrease in idled facilities charges which is excluded from Adjusted EBITDA.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three months ended March 31, 2026, our consolidated Revenues increased by $293 million, and our consolidated gross margin increased by $314 million, as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased by $8 million for the three months ended March 31, 2026, as compared to the prior-year period. The decrease was primarily driven by lower legal fees and employee compensation incurred during the period.
RESTRUCTURING AND OTHER CHARGES
During the three months ended March 31, 2025, we recorded Restructuring and other charges of $3 million related to our indefinitely idled Weirton tinplate production facility.
MISCELLANEOUS - NET
During the three months ended March 31, 2026, Miscellaneous – net decreased by $5 million compared to the prior-year period. The decrease was primarily driven by the gain on sale of certain non-core assets during the first quarter of 2026 along with various other improvements not individually significant, which was partially offset by unfavorable currency exchange expense related to routine remeasurement of an intercompany note with our Stelco subsidiary.
INTEREST EXPENSE, NET
Our consolidated Interest expense, net increased by $8 million for the three months ended March 31, 2026, as compared to the prior-year period. This increase was driven by an increase in average interest rates and from higher average borrowings in the period.
NET PERIODIC BENEFIT CREDITS OTHER THAN SERVICE COST COMPONENT
Net periodic benefit credits other than service cost component increased by $7 million for the three months ended March 31, 2026, as compared to the prior-year period. Refer to NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
CHANGES IN FAIR VALUE OF DERIVATIVES, NET
Changes in fair value of derivatives, net was consistent period-over-period consisting entirely of fair value adjustments to the MinnTac option.
INCOME TAXES
Our effective tax rate is impacted by state and foreign income taxes as well as permanent items. It also is affected by discrete items that may occur in any given period but are not consistent from period to period.
During the three months ended March 31, 2026, our consolidated Income tax benefit decreased by $68 million, as compared to the prior-year period. This decrease is primarily due to a decrease in Loss from continuing operations before income taxes and the impact of immaterial discrete items relative to those losses.

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
The following table provides a summary of our cash flow:

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$(325)	$(351)
Investing activities	(140)	(145)
Financing activities	454	499
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11)	$3
CASH FLOWS
OPERATING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Net loss	$(229)	$(486)	$257
Non-cash adjustments to net loss	176	146	30
Working capital:
Accounts receivable, net	(441)	(223)	(218)
Inventories	174	182	(8)
Income taxes	4	7	(3)
Pension and OPEB payments and contributions	(51)	(43)	(8)
Payables, accrued employment and accrued expenses	41	62	(21)
Other, net	1	4	(3)
Total working capital	(272)	(11)	(261)
Net cash used by operating activities	$(325)	$(351)	$26
The variance was primarily driven by:
•A $287 million decrease in net loss after adjustments for non-cash items primarily due to higher gross margins resulting from an increase in selling prices for our steel products as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results; and
•A $218 million decrease in cash resulting from a build in Accounts receivable, net, as a result of rising steel prices and the timing of collections increased receivables.

INVESTING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Purchase of property, plant and equipment	$(152)	$(152)	$—
Other investing activities	12	7	5
Net cash used by investing activities	$(140)	$(145)	$5
Our cash used for capital expenditures during the three months ended March 31, 2026 was consistent with the prior-year period. Our cash used for capital expenditures primarily relates to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. Included within cash used for capital expenditures was $1 million related to our non-owned SunCoke Middletown VIE for the three months ended March 31, 2026, compared to a nominal amount for the three months ended March 31, 2025.

We anticipate total cash used for capital expenditures during the next 12 months to be approximately $800 million, which primarily consists of sustaining capital spend.
FINANCING ACTIVITIES

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Net proceeds of senior notes	$—	$850	$(850)
Net borrowings (repayments) under ABL Facility	507	(305)	812
Other financing activities	(53)	(46)	(7)
Net cash provided (used) by financing activities	$454	$499	$(45)
The period-over-period change in financing activities reflects differences in our capital‑raising and borrowing activity:
•For the three months ended March 31, 2025: We issued $850 million aggregate principal amount of 7.500% Senior Notes due 2031 at par. The net proceeds were used in part to repay borrowings under our ABL Facility; and
•For the three months ended March 31, 2026: No senior notes were issued, and borrowings under our ABL Facility increased to support general corporate requirements.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. Cash and cash equivalents, which totaled $45 million as of March 31, 2026, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility equated to $3.1 billion in liquidity as of March 31, 2026. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion. The available borrowing base, which was $3.1 billion as of March 31, 2026, is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. As of March 31, 2026, outstanding letters of credit totaled $48 million, which reduced availability under our ABL Facility. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of March 31, 2026, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
We have the capability to issue additional unsecured notes and, subject to the limitations set forth in our existing senior notes indentures and ABL Facility, additional secured debt, if we elect to access the debt capital markets. We currently have approximately $3.2 billion of secured note capacity. However, our ability to issue additional notes could be limited by market conditions. We intend from time to time to seek to redeem or repurchase our outstanding senior notes with cash on hand, borrowings from existing credit sources or new debt or equity financings and/or exchanges for debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such redemptions or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. We also have the potential to generate liquidity from the sale of non-core assets, recently idled facilities and certain other inactive sites.
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

The following table provides a reconciliation of our Net loss to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2026	2025
Net loss	$(229)	$(486)
Less:
Interest expense, net	(148)	(140)
Income tax benefit	81	149
Depreciation, depletion and amortization	(259)	(282)
Total EBITDA	97	(213)
Less:
EBITDA from noncontrolling interests[1]	15	18
Idled facilities credits (charges)	10	(44)
Currency exchange	(14)	(2)
Changes in fair value of derivatives, net	(10)	(9)
Gain (loss) on disposal of assets, net	7	(2)
Amortization of inventory step-up	—	7
Other, net	(6)	(2)
Total Adjusted EBITDA	$95	$(179)

1 EBITDA from noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	8	12
Depreciation, depletion and amortization	7	6
EBITDA from noncontrolling interests	$15	$18
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Adjusted EBITDA:
Steelmaking	$80	$(189)
Other Businesses	15	10
Intersegment Eliminations	—	—
Total Adjusted EBITDA	$95	$(179)
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of March 31, 2026 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of March 31, 2026. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of March 31, 2026.
As of March 31, 2026, the guarantee of a Guarantor subsidiary with respect to the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	March 31, 2026	December 31, 2025
Current assets	$6,570	$6,198
Non-current assets	11,503	11,556
Current liabilities	(3,877)	(3,922)
Non-current liabilities	(9,415)	(8,884)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Three Months Ended
(In millions)	March 31, 2026
Revenues	$4,386
Cost of goods sold	(4,423)
Loss from continuing operations	(163)
Net loss	(163)
Net loss attributable to Cliffs shareholders	(163)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	March 31, 2026	December 31, 2025
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$770	$758
Accounts payable	(1,001)	(1,069)

Balances with other related parties:
Accounts receivable, net	$14	$11
Accounts payable	(11)	(11)
Additionally, for the three months ended March 31, 2026, the obligated group had Revenues of $27 million and Cost of goods sold of $23 million, in each case, with other related parties.
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
If we are unable to align fixed and variable components between customer contracts and supplier purchase agreements, we routinely evaluate the use of derivative instruments to hedge market risk. As a result, we use commodity-based derivative contracts to hedge a portion of our exposure from our natural gas and electricity requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets would negatively affect operating costs.
Our primary strategy for managing fluctuations related to the selling price of our products is to obtain competitive prices and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time, we also utilize derivative instruments to manage a portion of our exposure to HRC price volatility in the average selling price of our products.
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of March 31, 2026, due to a 10% and 25% change in the market price of each of the indicated commodities:

Contract Type (In millions)	10% Change	25% Change
Natural gas	$50	$124
Electricity	10	25
HRC	39	97
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the three months ended March 31, 2026, we concluded that there were no triggering events resulting in the need for an impairment assessment.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Canada, which could impact our financial condition. Foreign exchange rate risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Stelco subsidiaries is the Canadian dollar. Specifically, we are primarily exposed to fluctuations in foreign currency rates in relation to an intercompany note with our Stelco subsidiary that is denominated in the Canadian dollar. Changes in the Canadian dollar exchange rate may result in volatility in our financial condition due to the routine remeasurement of this note. As of March 31, 2026, a 1% change in the Canadian dollar foreign currency exchange rate would result in a $9 million change in currency exchange income (expense). Additionally, we engage in routine transactions denominated in foreign currencies, such as the purchases of goods and services. However, the potential impact of these transactions to our financial condition is significantly less than the potential impact of the routine remeasurement of the intercompany note.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of March 31, 2026, we had $959 million of outstanding borrowings under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the March 31, 2026 borrowing level would result in a change of $10 million to interest expense on an annual basis.
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
•risks and uncertainties related to our ability to realize the anticipated synergies or other expected benefits of any acquisitions, including the acquisition of Stelco, any potential transaction arising out of our Memorandum of Understanding with POSCO and completing any proposed asset divestiture transactions;
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
•supply chain disruptions or changes in the cost, quality or availability of energy sources, including electricity, natural gas and diesel fuel, water, critical raw materials and supplies, including iron ore, industrial gases, graphite electrodes, scrap metal, chrome, zinc, other alloys, coke and metallurgical coal, and critical manufacturing equipment and spare parts, including as a result of geopolitical conflicts;
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
•emerging risks related to the adoption and regulation of AI, including our ability to achieve the expected benefits of our adoption of IT platforms that use AI;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our market risk is presented under the caption "Market Risks," which is included in our Annual Report on Form 10-K for the year ended December 31, 2025, and Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have described the other material pending legal proceedings, including administrative or judicial proceedings involving the environment, to which we are a party in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS
We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. We described the most significant risks that could impact our results in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
January 1 - 31, 2026	310,089	$13.20	—	$1,375,931,379
February 1 - 28, 2026	5,863	$9.50	—	$1,375,931,379
March 1 - 31, 2026	1,784	$10.67	—	$1,375,931,379
Total	317,736	$13.12	—

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

ITEM 5. OTHER INFORMATION
Securities Trading Arrangements. During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Supplemental Mine Safety Reporting. The following information is included for the purpose of providing disclosure under "Item 1.04 Mine Safety - Reporting of Shutdowns and Patterns of Violations" of Form 8-K. Section 1503(b)(1) of the Dodd-Frank Act requires the disclosure of the receipt of an imminent danger order (an "Order") under Section 107(a) of the Federal Mine Safety and Health Act of 1977 issued by the Mine Safety and Health Administration ("MSHA"). On April 18, 2026, Tilden Mining Company L.C., an indirect wholly-owned subsidiary of Cliffs ("Tilden"), received an Order from MSHA at Tilden's operations in Michigan regarding an employee observed working from a raised bucket of a Tilden vehicle without adequate fall protection. MSHA also observed that a safety chain within the bucket was not latched while the employee was working. Subsequent to issuance of the oral Order, the employee returned to the ground. The condition cited in the Order did not result in an accident or injury and did not adversely impact Tilden's operations at the mine.

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-08944, unless otherwise indicated.

Exhibit Number	Exhibit
10.1	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Units Award Memorandum and Restricted Stock Units Award Agreement (2026 RSUs) (filed herewith).
10.2	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Restricted Stock Units Award Memorandum and Restricted Stock Units Award Agreement (2026 RSUs - EXEC) (filed herewith).
10.3	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Market Stock Units Award Memorandum and Market Stock Units Award Agreement (2026 MSUs) (filed herewith).
10.4	* Form of Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan Market Stock Units Award Memorandum and Market Stock Units Award Agreement (2026 MSUs - EXEC) (filed herewith).
22	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of April 21, 2026 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of April 21, 2026 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman, President and Chief Executive Officer of Cleveland-Cliffs Inc., as of April 21, 2026 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., Executive Vice President, Chief Financial Officer of Cleveland-Cliffs Inc., as of April 21, 2026 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Loss, (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Indicates management contract or other compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	April 21, 2026