Form 10-Q
period 2026-09-30
CLEVELAND-CLIFFS INC.
filed 2026-10-20
CIK 764065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes  ☐                                        No  ☒
The number of shares outstanding of the registrant’s common shares, par value $0.125 per share, was 570,584,966 as of October 20, 2026.

DEFINITIONS
The following abbreviations or acronyms are used in the text. References in this report to the “Company,” “we,” “us,” “our,” "Cleveland-Cliffs" and “Cliffs” are to Cleveland-Cliffs Inc. and subsidiaries, collectively. References to “$” is to United States currency, unless otherwise stated.

Abbreviation or acronym	Term
2021 Equity Plan	Cleveland-Cliffs Inc. 2021 Equity and Incentive Compensation Plan
ABL Facility	Asset-Based Revolving Credit Agreement, dated as of March 13, 2020, which matures the earlier of June 9, 2028, or 91 days prior to the maturity of certain other material debt, among Cleveland-Cliffs Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, as amended as of March 27, 2020, December 9, 2020, December 17, 2021, June 9, 2023, July 31, 2024, and September 13, 2024, and as may be further amended from time to time
Adjusted EBITDA	EBITDA, excluding certain items such as EBITDA from noncontrolling interests; idled facilities credits (charges); currency exchange; changes in fair value of derivatives, net; gain (loss) on disposal of assets, net; amortization of inventory step-up; severance; and other, net.
AI	Artificial intelligence
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BOF	Basic oxygen furnace
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CODM	Chief Operating Decision Maker
CO2e	Carbon dioxide equivalent
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
EAF	Electric arc furnace
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States
GHG	Greenhouse gas
GOES	Grain oriented electrical steel
HBI	Hot briquetted iron
HRC	Hot-rolled coil steel
IAM	International Association of Machinists and Aerospace Workers
Long ton (lt)	2,240 pounds
Metric ton (mt)	2,205 pounds
MMBtu	Million British Thermal Units
Net ton (nt)	2,000 pounds
NOES	Non-oriented electrical steel
N/M	Not meaningful
OPEB	Other postretirement benefits
POSCO	POSCO Holdings Inc., a publicly traded South Korean steel manufacturer headquartered in Pohang, South Korea
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962 (as amended by the Trade Act of 1974)
Stelco	Stelco Holdings Inc., a Canadian corporation, and its consolidated subsidiaries, collectively, unless stated otherwise or the context indicates otherwise, which continues as Stelco Inc. following the amalgamation of Stelco Holdings Inc., Stelco Inc. and 13421422 Canada Inc. effective November 8, 2024
SunCoke Middletown	Middletown Coke Company, LLC, a subsidiary of SunCoke Energy, Inc.
UAW	United Auto Workers
USW	United Steelworkers
VIE	Variable interest entity

PART I

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL POSITION
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions, except share information)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$77	$57
Accounts receivable, net	2,159	1,442
Inventories	4,694	4,772
Other current assets	174	164
Total current assets	7,104	6,435
Non-current assets:
Property, plant and equipment, net	9,186	9,481
Goodwill	1,782	1,814
Intangible assets, net	1,041	1,135
Pension and OPEB assets	589	469
Other non-current assets	640	678
TOTAL ASSETS	$20,342	$20,012
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,327	$1,893
Accrued employment costs	527	517
Accrued expenses	310	396
Other current liabilities	628	496
Total current liabilities	3,792	3,302
Non-current liabilities:
Long-term debt	7,645	7,253
Pension and OPEB liabilities	593	655
Deferred income taxes	300	375
Asset retirement and environmental obligations	698	682
Other non-current liabilities	1,348	1,422
TOTAL LIABILITIES	14,376	13,689
Commitments and contingencies (See Note 18)
Equity:
Common shares - par value $0.125 per share
Authorized - 1,200,000,000 shares (2025 - 1,200,000,000 shares);
Issued - 606,051,530 shares (2025 - 606,051,530 shares);
Outstanding - 570,555,800 shares (2025 - 569,759,243 shares)	76	76
Capital in excess of par value of shares	5,761	5,736
Retained deficit	(759)	(529)
Cost of 35,495,730 common shares in treasury (2025 - 36,292,287 shares)	(642)	(659)
Accumulated other comprehensive income	1,251	1,492
Total Cliffs shareholders' equity	5,687	6,116
Noncontrolling interests	279	207
TOTAL EQUITY	5,966	6,323
TOTAL LIABILITIES AND EQUITY	$20,342	$20,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED OPERATIONS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenues	$5,612	$4,734	$15,760	$14,297
Operating costs:
Cost of goods sold	(5,147)	(4,780)	(15,245)	(14,951)
Selling, general and administrative expenses	(153)	(130)	(432)	(400)
Restructuring and other charges	(1)	(3)	(4)	(92)
Asset impairment	—	—	—	(39)
Miscellaneous, net	—	(25)	(30)	(63)
Total operating costs	(5,301)	(4,938)	(15,711)	(15,545)
Operating income (loss)	311	(204)	49	(1,248)
Other income (expense):
Interest expense, net	(148)	(153)	(452)	(442)
Net periodic benefit credits other than service cost component	64	57	192	157
Changes in fair value of derivatives, net	(15)	(10)	(37)	(34)
Other non-operating income	1	1	2	2
Total other expense	(98)	(105)	(295)	(317)
Income (loss) from continuing operations before income taxes	213	(309)	(246)	(1,565)
Income tax benefit (expense)	(46)	78	55	375
Income (loss) from continuing operations	167	(231)	(191)	(1,190)
Loss from discontinued operations, net of tax	(2)	(3)	(7)	(3)
Net income (loss)	165	(234)	(198)	(1,193)
Net income attributable to noncontrolling interests	(13)	(17)	(32)	(42)
Net income (loss) attributable to Cliffs shareholders	$152	$(251)	$(230)	$(1,235)

Earnings (loss) per common share attributable to Cliffs shareholders - basic
Continuing operations	$0.27	$(0.51)	$(0.39)	$(2.49)
Discontinued operations	—	—	(0.01)	—
	$0.27	$(0.51)	$(0.40)	$(2.49)

Earnings (loss) per common share attributable to Cliffs shareholders - diluted
Continuing operations	$0.26	$(0.51)	$(0.39)	$(2.49)
Discontinued operations	—	—	(0.01)	—
	$0.26	$(0.51)	$(0.40)	$(2.49)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$165	$(234)	$(198)	$(1,193)
Other comprehensive income (loss):
Changes in pension and OPEB, net of tax	(23)	(26)	(70)	(78)
Changes in derivative instruments, net of tax	(58)	(19)	(123)	37
Changes in foreign currency translation	(4)	(36)	(48)	67
Total other comprehensive income (loss)	(85)	(81)	(241)	26
Comprehensive income (loss)	80	(315)	(439)	(1,167)
Comprehensive income attributable to noncontrolling interests	(13)	(17)	(32)	(42)
Comprehensive income (loss) attributable to Cliffs shareholders	$67	$(332)	$(471)	$(1,209)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CASH FLOWS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
(In millions)	2026	2025
OPERATING ACTIVITIES
Net loss	$(198)	$(1,193)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	780	963
Pension and OPEB credits	(166)	(130)
Deferred income taxes	(57)	(381)
Restructuring and other charges	4	92
Asset impairment	—	39
Other	166	126
Changes in operating assets and liabilities:
Accounts receivable, net	(723)	(215)
Inventories	59	399
Income taxes	—	15
Pension and OPEB payments and contributions	(116)	(121)
Payables, accrued employment and accrued expenses	412	(31)
Other, net	(32)	(12)
Net cash provided (used) by operating activities	129	(449)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(461)	(421)
Other investing activities	74	27
Net cash used by investing activities	(387)	(394)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes	—	1,700
Borrowings (repayments) under ABL Facility, net	383	(713)
Debt issuance costs	—	(26)
Other financing activities	(110)	(108)
Net cash provided by financing activities	273	853
Net increase in cash and cash equivalents	15	10

Cash, cash equivalents, and restricted cash at beginning of period	63	60
Effect of exchange rate changes on cash	(1)	3
Cash, cash equivalents, and restricted cash at end of period	77	73

Restricted cash	—	(7)

Cash and cash equivalents at end of period	$77	$66
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STATEMENTS OF UNAUDITED CONDENSED CONSOLIDATED CHANGES IN EQUITY
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2025	569.8	$76	$5,736	$(529)	$(659)	$1,492	$207	$6,323
Comprehensive income (loss)	—	—	—	(237)	—	(67)	8	(296)
Stock and other incentive plans	0.6	—	(4)	—	14	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
March 31, 2026	570.4	$76	$5,732	$(766)	$(645)	$1,425	$197	$6,019
Comprehensive income (loss)	—	—	—	(145)	—	(89)	11	(223)
Stock and other incentive plans	0.1	—	14	—	2	—	—	16
Net contributions to noncontrolling interests	—	—	—	—	—	—	6	6
June 30, 2026	570.5	$76	$5,746	$(911)	$(643)	$1,336	$214	$5,818
Comprehensive income (loss)	—	—	—	152	—	(85)	13	80
Stock and other incentive plans	0.1	—	15	—	1	—	—	16
Net contributions to noncontrolling interests	—	—	—	—	—	—	52	52
September 30, 2026	570.6	$76	$5,761	$(759)	$(642)	$1,251	$279	$5,966

(In millions)	Number of Common Shares Outstanding	Par Value of Common Shares Issued	Capital in Excess of Par Value of Shares	Retained Earnings (Deficit)	Common Shares in Treasury	AOCI	Non-Controlling Interest	Total
December 31, 2024	493.9	$66	$4,758	$949	$(676)	$1,537	$233	$6,867
Comprehensive income (loss)	—	—	—	(498)	—	75	12	(411)
Stock and other incentive plans	0.6	—	(2)	—	12	—	—	10
Net distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2025	494.5	$66	$4,756	$451	$(664)	$1,612	$230	$6,451
Comprehensive income (loss)	—	—	—	(486)	—	32	13	(441)
Stock and other incentive plans	0.2	—	12	—	4	—	—	16
Net distributions to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
June 30, 2025	494.7	$66	$4,768	$(35)	$(660)	$1,644	$223	$6,006
Comprehensive income (loss)	—	—	—	(251)	—	(81)	17	(315)
Stock and other incentive plans	—	—	15	—	—	—	—	15
Net contributions to noncontrolling interests	—	—	—	—	—	—	1	1
September 30, 2025	494.7	$66	$4,783	$(286)	$(660)	$1,563	$241	$5,707
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CLEVELAND-CLIFFS INC. AND SUBSIDIARIES
NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS, CONSOLIDATION AND PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC rules and regulations and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates on various assumptions and historical experience, which are believed to be reasonable; however, due to the inherent nature of estimates, actual results may differ significantly due to changed conditions or assumptions. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or any other future period. Certain prior period amounts have been reclassified to conform with the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our investment in affiliates of $131 million and $132 million as of September 30, 2026 and December 31, 2025, respectively, was classified in Other non-current assets.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new standard establishes guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities, including grants related to assets and grants related to income. The amendments are effective for interim and annual reporting periods beginning after December 15, 2028. We plan to early adopt this standard beginning January 1, 2027 and do not expect the adoption to have a material impact on our consolidated financial statements.

NOTE 2 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
INVENTORIES
The following table presents the detail of our Inventories on the Statements of Unaudited Condensed Consolidated Financial Position:

(In millions)	September 30, 2026	December 31, 2025
Product inventories
Finished and semi-finished goods	$2,389	$2,401
Raw materials	1,780	1,848
Total product inventories	4,169	4,249
Manufacturing supplies and critical spares	525	523
Inventories	$4,694	$4,772
SUPPLY CHAIN FINANCE PROGRAMS
We negotiate payment terms directly with our suppliers for the purchase of goods and services. We currently offer voluntary supply chain finance programs that enable our suppliers to sell their Company receivables to financial intermediaries, at the sole discretion of both the suppliers and financial intermediaries. No guarantees are provided by us or our subsidiaries under the supply chain finance programs. The supply chain finance programs allow our suppliers to be paid by the financial intermediaries earlier than the due date on the applicable invoice. Supply chain finance programs that extend terms or provide us an economic benefit are classified as short-term financings. As of September 30, 2026 and December 31, 2025, we had $19 million and $28 million, respectively, deemed as short-term financings that are classified in Other current liabilities. Additionally, as of September 30, 2026 and December 31, 2025, we had $76 million and $73 million, respectively, classified as Accounts payable.
INDEFINITELY IDLED FACILITIES CHARGES
The following table represents a reconciliation of our accrued liabilities related to the discontinuation of certain product lines resulting from the indefinite idling of our Steelton rail production facility and Weirton tinplate production facility:

(In millions)	Employee-Related Costs	Exit Costs	Total
Balance as of December 31, 2025	$70	$8	$78
Cash payments	(13)	(1)	(14)
Balance as of March 31, 2026	$57	$7	$64
Costs incurred[1]	2	1	3
Cash payments	(12)	(1)	(13)
Balance as of June 30, 2026	$47	$7	$54
Costs incurred[2]	(1)	2	1
Cash payments	(12)	(3)	(15)
Balance as of September 30, 2026	$34	$6	$40
[1] All $3 million of cost incurred was recorded in Restructuring and other charges.
[2] All $1 million of cost incurred was recorded in Restructuring and other charges.
CASH FLOW INFORMATION
A reconciliation of capital additions to cash paid for capital expenditures is as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Capital additions	$523	$488
Less:
Non-cash accruals	14	(72)
Equipment financed with seller	12	60
Right-of-use assets - finance leases	36	79
Cash paid for capital expenditures including deposits	$461	$421

Cash payments (receipts) for income taxes and interest are as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Income taxes paid	$5	$5
Income tax refunds	(6)	(18)
Interest paid on debt obligations net of capitalized interest[1]	411	341

[1] Capitalized interest was $11 million for both the nine months ended September 30, 2026 and 2025.
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
The following table represents our Revenues by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Steelmaking
Direct automotive	$1,541	$1,356	$4,370	$3,902
Infrastructure and manufacturing	1,545	1,326	4,346	4,169
Distributors and converters	1,829	1,288	4,930	3,949
Steel producers	532	591	1,610	1,779
Total Steelmaking	5,447	4,561	15,256	13,799
Other Businesses
Direct automotive	138	144	423	403
Infrastructure and manufacturing	10	11	30	35
Distributors and converters	17	18	51	60
Total Other Businesses	165	173	504	498
Total revenues	$5,612	$4,734	$15,760	$14,297

The following tables represent our Revenues by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Steelmaking
Hot-rolled steel	$1,749	$1,122	$4,698	$3,620
Cold-rolled steel	704	636	2,001	1,872
Coated steel	1,652	1,442	4,615	4,195
Stainless and electrical steel	514	466	1,504	1,344
Plate steel	267	286	774	808
Other steel products	—	204	124	727
Other	561	405	1,540	1,233
Total Steelmaking	5,447	4,561	15,256	13,799
Other Businesses
Other	165	173	504	498
Total revenues	$5,612	$4,734	$15,760	$14,297
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
Our CODM, Lourenco Goncalves, Chairman and Chief Executive Officer, evaluates performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by our CODM, management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry. In addition, our CODM believes Adjusted EBITDA is a useful measure to assess the earnings power of the business because it excludes items that may obscure underlying commercial and operating trends, thereby providing additional insight into the Company's true performance.

The following tables provide our results by segment as well as a reconciliation from consolidated Adjusted EBITDA to our consolidated Net income (loss):

	Three Months Ended September 30, 2026
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$5,492	$169	$(49)	$5,612
Cost of goods sold	(5,036)	(158)	47	(5,147)
Selling, general and administrative expenses	(145)	(8)	—	(153)
Net periodic benefit credits other than service cost component	64	—	—	64
Excluding depreciation, depletion and amortization	250	9	—	259
Other segment items[1]	(24)	1	—	(23)
Total Adjusted EBITDA	$601	$13	$(2)	$612

Interest expense, net				(148)
Income tax expense				(46)
Depreciation, depletion and amortization				(259)
EBITDA from noncontrolling interests[2]				19
Idled facilities charges				(4)
Currency exchange				(4)
Changes in fair value of derivatives, net				(15)
Gain on disposal of assets, net				14
Severance				(2)
Other, net				(2)
Net income				$165

Capital Additions	$207	$1	$—	$208

[1] Other segment items primarily consist of the exclusion of EBITDA from noncontrolling interests and certain idled facilities amounts and the inclusion of certain items within Miscellaneous, net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $13 million and the exclusion of depreciation, depletion and amortization of $6 million.

	Three Months Ended September 30, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$4,585	$173	$(24)	$4,734
Cost of goods sold	(4,643)	(163)	26	(4,780)
Selling, general and administrative expenses	(123)	(7)	—	(130)
Net periodic benefit credits other than service cost component	57	—	—	57
Excluding depreciation, depletion and amortization	279	9	—	288
Other segment items[1]	(26)	—	—	(26)
Total Adjusted EBITDA	$129	$12	$2	$143

Interest expense, net				(153)
Income tax benefit				78
Depreciation, depletion and amortization				(288)
EBITDA from noncontrolling interests[2]				23
Idled facilities credits				3
Currency exchange				(20)
Changes in fair value of derivatives, net				(10)
Loss on disposal of assets, net				(2)
Severance				(5)
Other, net				(3)
Net loss				$(234)

Capital Additions	$205	$2	$—	$207

[1] Other segment items primarily consist of the exclusion of EBITDA from noncontrolling interests and certain idled facilities amounts and the inclusion of certain items within Miscellaneous, net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $17 million and the exclusion of depreciation, depletion and amortization of $6 million.

	Nine Months Ended September 30, 2026
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$15,385	$513	$(138)	$15,760
Cost of goods sold	(14,911)	(470)	136	(15,245)
Selling, general and administrative expenses	(409)	(23)	—	(432)
Net periodic benefit credits other than service cost component	192	—	—	192
Excluding depreciation, depletion and amortization	755	25	—	780
Other segment items[1]	(63)	1	—	(62)
Total Adjusted EBITDA	$949	$46	$(2)	$993

Interest expense, net				(452)
Income tax benefit				55
Depreciation, depletion and amortization				(780)
EBITDA from noncontrolling interests[2]				50
Idled facilities credits				1
Currency exchange				(37)
Changes in fair value of derivatives, net				(37)
Gain on disposal of assets, net				23
Severance				(3)
Other, net				(11)
Net loss				$(198)

Capital Additions	$518	$5	$—	$523

[1] Other segment items primarily consist of the exclusion of EBITDA from noncontrolling interests and certain idled facilities amounts and the inclusion of certain items within Miscellaneous, net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $32 million and the exclusion of depreciation, depletion and amortization of $18 million.

	Nine Months Ended September 30, 2025
(In millions)	Steelmaking	Other Businesses	Eliminations	Total
Revenues	$13,888	$498	$(89)	$14,297
Cost of goods sold	(14,577)	(463)	89	(14,951)
Selling, general and administrative expenses	(379)	(21)	—	(400)
Net periodic benefit credits other than service cost component	157	—	—	157
Excluding depreciation, depletion and amortization	939	24	—	963
Other segment items[1]	(8)	—	—	(8)
Total Adjusted EBITDA	$20	$38	$—	$58

Interest expense, net				(442)
Income tax benefit				375
Depreciation, depletion and amortization				(963)
EBITDA from noncontrolling interests[2]				61
Idled facilities charges				(245)
Currency exchange				26
Changes in fair value of derivatives, net				(34)
Loss on disposal of assets, net				(6)
Amortization of inventory step-up				6
Severance				(25)
Other, net				(4)
Net loss				$(1,193)

Capital Additions	$478	$10	$—	$488

[1] Other segment items primarily consist of the exclusion of EBITDA from noncontrolling interests and certain idled facilities amounts and the inclusion of certain items within Miscellaneous, net and Other non-operating income.

2 EBITDA from noncontrolling interests includes net income attributable to noncontrolling interests of $42 million and the exclusion of depreciation, depletion and amortization of $19 million.
The following summarizes our assets by segment:

(In millions)	September 30, 2026	December 31, 2025
Assets:
Steelmaking	$19,761	$19,416
Other Businesses	581	596
Total segment assets	$20,342	$20,012
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
The following table indicates the carrying value of each of the major classes of our depreciable assets:

(In millions)	September 30, 2026	December 31, 2025
Land, land improvements and mineral rights	$1,462	$1,463
Buildings	1,201	1,205
Equipment	11,819	11,630
Other	342	357
Construction in progress	799	655
Total property, plant and equipment[1]	15,623	15,310
Allowance for depreciation and depletion	(6,437)	(5,829)
Property, plant and equipment, net	$9,186	$9,481

[1] Includes right-of-use assets related to finance leases of $570 million and $576 million as of September 30, 2026 and December 31, 2025, respectively.

We recorded depreciation and depletion expense of $240 million and $723 million for the three and nine months ended September 30, 2026, respectively, and $268 million and $906 million for the three and nine months ended September 30, 2025, respectively.
During the second quarter of 2025, we decided to indefinitely idle our Steelton, Conshohocken, and Riverdale facilities. As a result, a $39 million Asset impairment was recorded to Property, plant and equipment, net and accelerated depreciation of $12 million and $131 million was recorded for the three and nine months ended September 30, 2025, included within depreciation and depletion expense.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS AND LIABILITIES
GOODWILL
The following table summarizes the changes in Goodwill by segment:

(In millions)	Steelmaking	Other Businesses	Total
Beginning balance January 1, 2026	$1,765	$49	$1,814
Foreign currency translation	(32)	—	(32)
Ending balance September 30, 2026	$1,733	$49	$1,782
INTANGIBLE ASSETS AND LIABILITIES
The following is a summary of our intangible assets and liabilities:

	September 30, 2026			December 31, 2025
(In millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets[1]:
Customer relationships	$1,024	$(152)	$872	$1,058	$(104)	$954
Developed technology	60	(24)	36	60	(21)	39
Trade names and trademarks	88	(18)	70	91	(14)	77
Mining permits	72	(30)	42	72	(30)	42
Supplier relationships	29	(8)	21	29	(6)	23
Total intangible assets	$1,273	$(232)	$1,041	$1,310	$(175)	$1,135
Intangible liabilities[2]:
Above-market supply contracts	$(71)	$39	$(32)	$(71)	$35	$(36)

[1] Amortization related to mining permits and supplier relationships is recognized in Cost of goods sold. Amortization of all other intangible assets is recognized in Selling, general and administrative expenses.

[2] Intangible liabilities are classified as Other non-current liabilities. Amortization of all intangible liabilities is recognized in Cost of goods sold.
Amortization expense related to Intangible assets, net was $20 million and $21 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense related to Intangible assets, net was $61 million for both the nine months ended September 30, 2026 and 2025. Any additional movements in the balance of Intangible assets, net as of September 30, 2026, compared to December 31, 2025, are due to fluctuations in foreign currency exchange rates. Estimated future amortization expense is $20 million for the remainder of 2026, $80 million annually for the years 2027 through 2029 and $79 million for 2030 and 2031.
Income from amortization related to intangible liabilities was $1 million for both the three months ended September 30, 2026 and 2025. Income from amortization related to intangible liabilities was $4 million for both the nine months ended September 30, 2026 and 2025. Estimated future income from amortization is $1 million for the remainder of 2026 and $5 million annually for the years 2027 through 2031.

NOTE 7 - DEBT AND CREDIT FACILITIES
The following represents a summary of our long-term debt:

(In millions)
Debt Instrument	Annual Effective Interest Rate	September 30, 2026	December 31, 2025
Senior Unsecured Notes:
4.625% 2029 Senior Notes	4.625%	368	368
6.875% 2029 Senior Notes	6.875%	900	900
6.750% 2030 Senior Notes	6.750%	750	750
4.875% 2031 Senior Notes	4.875%	325	325
7.500% 2031 Senior Notes	7.500%	850	850
7.000% 2032 Senior Notes	7.054%	1,425	1,425
7.375% 2033 Senior Notes	7.375%	900	900
7.625% 2034 Senior Notes	7.516%	1,125	1,125
6.250% 2040 Senior Notes	6.340%	235	235
ABL Facility	Variable[1]	834	452
Total principal amount		7,712	7,330
Unamortized discounts and issuance costs		(67)	(77)
Total long-term debt		$7,645	$7,253

[1] Our ABL Facility annual effective interest rate was 5.211% as of September 30, 2026.
ABL FACILITY
As of September 30, 2026, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
The following represents a summary of our borrowing capacity under our ABL Facility:

(In millions)	September 30, 2026
Available borrowing base on ABL Facility[1]	$4,060
Borrowings	(834)
Letter of credit obligations[2]	(57)
Borrowing capacity available	$3,169

1 As of September 30, 2026, our ABL Facility has a maximum available borrowing base of $4.75 billion. The borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment.

2 We issued standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, operating agreements, employee severance, environmental obligations, workers' compensation and insurance obligations.

DEBT MATURITIES
The following represents a summary of our maturities of debt instruments based on the principal amounts outstanding as of September 30, 2026 (in millions):

2026	2027	2028	2029	2030	Thereafter	Total
$—	$—	$834	$1,268	$750	$4,860	$7,712

NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We offer benefits through defined benefit pension plans, defined contribution pension plans and OPEB plans to a significant portion of our employees and retirees. Benefits are also provided through multiemployer plans for certain union members.
The following are the components of defined benefit pension and OPEB costs (credits):
DEFINED BENEFIT PENSION COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Service cost	$7	$7	$21	$21
Interest cost	45	53	135	158
Expected return on plan assets	(81)	(79)	(244)	(238)
Amortization:
Prior service costs	4	4	13	13
Net actuarial gain	(4)	(2)	(13)	(6)
Net periodic benefit credits	$(29)	$(17)	$(88)	$(52)
OPEB COSTS (CREDITS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Service cost	$2	$2	$5	$6
Interest cost	14	14	43	43
Expected return on plan assets	(11)	(11)	(33)	(32)
Termination benefits	—	—	—	15
Amortization:
Prior service credits	(3)	(3)	(9)	(10)
Net actuarial gain	(28)	(33)	(84)	(100)
Net periodic benefit credits	$(26)	$(31)	$(78)	$(78)
Based on funding requirements, we made $11 million and $27 million of defined benefit pension contributions for the three and nine months ended September 30, 2026, respectively, compared to $22 million and $51 million of defined benefit pension contributions for the three and nine months ended September 30, 2025, respectively. Based on funding requirements, we made no contributions to our voluntary employee benefit association trust plans for both the three and nine months ended September 30, 2026 and 2025.
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
NOTE 10 - INCOME TAXES
For the three months ended September 30, 2026, our income tax expense is $46 million compared to income tax benefit of $78 million for the prior-year period. This increase in income tax provision is primarily due to an increase in earnings included within Income (loss) from continuing operations before income taxes.
For the nine months ended September 30, 2026, our income tax benefit is $55 million compared to $375 million for the prior-year period. This decrease in benefit is primarily due to an increase in earnings included within Income (loss) from continuing operations before income taxes.
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
The following is a summary of our asset retirement obligations:

(In millions)	September 30, 2026	December 31, 2025
Asset retirement obligations[1]	$616	$599
Less: current portion	18	18
Long-term asset retirement obligations	$598	$581

[1] Includes $387 million and $375 million related to our active operations as of September 30, 2026 and December 31, 2025, respectively.
The following is a roll-forward of our asset retirement obligations:

(In millions)	2026	2025
Asset retirement obligations as of January 1	$599	$526
Accretion expense	25	21
Revision in estimated cash flows	—	4
Remediation payments	(8)	(16)
Asset retirement obligations as of September 30	$616	$535
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

The following is a summary of our environmental obligations:

(In millions)	September 30, 2026	December 31, 2025
Environmental obligations	$114	$112
Less: current portion	14	11
Long-term environmental obligations	$100	$101
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
A summary of the carrying value and fair value of other financial instruments were as follows:

		September 30, 2026		December 31, 2025
(In millions)	Valuation Hierarchy Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	Level 1	$6,811	$6,751	$6,801	$7,037
ABL Facility - outstanding balance	Level 2	834	834	452	452
Total		$7,645	$7,585	$7,253	$7,489
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
The following table summarizes the changes in fair value of the employee benefit commitment:

(In millions)	2026	2025
Beginning balance as of January 1	$(169)	$(188)
Total expense included in earnings	(8)	(8)
Payments	13	19
Foreign currency translation	6	(6)
Ending balance as of September 30	$(158)	$(183)
MINNTAC OPTION
Stelco is party to an option to purchase a 25% ownership interest in the MinnTac iron ore mine and related infrastructure located in Mt. Iron, Minnesota from U. S. Steel for $500 million. This option is exercisable by Stelco at any time until January 31, 2027. This option is recorded as a derivative instrument at fair value on a recurring basis and included within Other current assets as of September 30, 2026 and Other non-current assets as of December 31, 2025 on the Statements of Unaudited Condensed Consolidated Financial Position. Any gain or loss recorded in relation to the fair value of this option is presented within Changes in fair value of derivatives, net on the Statements of Unaudited Condensed Consolidated Operations. The fair value of the derivative asset is estimated using the Black-Scholes option pricing model, which incorporates observable or unobservable inputs for risk-free interest rates, foreign exchange rates, commodity prices, discount rates, corresponding market volatility levels and other market-based pricing factors. This option is classified as a Level 3 derivative asset within the fair value hierarchy.

The following table summarizes the changes in fair value of the MinnTac option:

(In millions)	2026	2025
Beginning balance as of January 1	$54	$95
Total expense included in earnings	(37)	(34)
Foreign currency translation	(1)	4
Ending balance as of September 30	$16	$65
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
The following table presents the notional amount of our outstanding hedge contracts:

				Notional Amount
Hedge Contract	Classification	Unit of Measure	Hedged Periods as of September 30, 2026	September 30, 2026	December 31, 2025
Natural Gas	Commodity purchase swaps	MMBtu	October 2026 - June 2029	124,905,000	139,300,000
Electricity	Commodity purchase swaps	Megawatt hours	October 2026 - September 2029	2,438,620	1,974,380
HRC	Sales swaps	Net tons	October 2026 - December 2027	566,434	220,220
As of September 30, 2026, we estimate $51 million of net losses related to our commodity purchase swaps and $130 million of net losses related to our sales swaps will be reclassified from Accumulated other comprehensive income into Cost of goods sold and Revenues, respectively, during the next 12 months. This estimate is based on September 30, 2026 fair values, some of which will change before their actual reclassification into Cost of goods sold and Revenues.
The following table presents the fair value of our outstanding cash flow hedges and the classification in the Statements of Unaudited Condensed Consolidated Financial Position:

Balance Sheet Location (In millions)	September 30, 2026	December 31, 2025
Other current assets	$15	$7
Other non-current assets	13	10
Other current liabilities	(170)	(24)
Other non-current liabilities	(8)	(2)
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

During both the three and nine months ended September 30, 2026 and 2025, we did not repurchase any common shares. As of September 30, 2026, there was $1.4 billion remaining authorization under our share repurchase program.
PREFERRED STOCK
We have 3 million shares of Serial Preferred Stock, Class A, without par value, authorized and 4 million shares of Serial Preferred Stock, Class B, without par value, authorized. No preferred shares are issued or outstanding.
NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income within Cliffs shareholders’ equity and related tax effects allocated to each are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Foreign Currency Translation
Beginning balance	$(27)	$33	$17	$(70)
Other comprehensive income (loss) before reclassifications	(5)	(42)	(56)	67
Income tax	1	6	8	—
Other comprehensive income (loss) before reclassifications, net of tax	(4)	(36)	(48)	67
Ending balance	$(31)	$(3)	$(31)	$(3)

Derivative Instruments
Beginning balance	$(80)	$3	$(15)	$(53)
Other comprehensive income (loss) before reclassifications	(112)	(41)	(215)	(33)
Income tax	27	10	52	8
Other comprehensive income (loss) before reclassifications, net of tax	(85)	(31)	(163)	(25)
Losses (gains) reclassified from AOCI to Revenues	30	6	57	30
Losses (gains) reclassified from AOCI to Cost of goods sold	4	10	(6)	52
Income tax expense (benefit)[1]	(7)	(4)	(11)	(20)
Net losses (gains) reclassified from AOCI to net income	27	12	40	62
Ending balance	$(138)	$(16)	$(138)	$(16)

Pension and OPEB
Beginning balance	$1,443	$1,608	$1,490	$1,660
Losses (gains) reclassified from AOCI to net income[2]	(31)	(34)	(93)	(103)
Income tax expense (benefit)[1]	8	8	23	25
Net losses (gains) reclassified from AOCI to net income	(23)	(26)	(70)	(78)
Ending balance	$1,420	$1,582	$1,420	$1,582

Total AOCI Ending Balance	$1,251	$1,563	$1,251	$1,563

[1] Amounts recognized in Income tax benefit (expense) in the Statements of Unaudited Condensed Consolidated Operations.
[2] Amounts recognized in Net periodic benefit credits other than service cost component in the Statements of Unaudited Condensed Consolidated Operations.
NOTE 16 - VARIABLE INTEREST ENTITIES
SUNCOKE MIDDLETOWN
We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements and have committed to purchase all the expected production from the facility through 2032. We consolidate SunCoke Middletown as a VIE because we are the primary beneficiary despite having no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $13 million and $33 million for the three and nine months ended September 30, 2026, respectively, compared to $18 million and $47 million for the three and nine months ended September 30, 2025, respectively, which was included in our consolidated Income (loss) from continuing operations before income taxes. Additionally, SunCoke Middletown had cash used for capital expenditures of $2 million and $7 million for the three and nine months ended September 30, 2026, respectively, and $3 million for both the three and nine months ended September 30, 2025, that are included in our consolidated Purchase of property, plant and equipment on the Statements of Unaudited Condensed Consolidated Cash Flows.

The assets of the consolidated VIE can only be used to settle the obligations of the consolidated VIE and not obligations of the Company. The creditors of SunCoke Middletown do not have recourse to the assets or general credit of the Company to satisfy liabilities of the VIE. The Statements of Unaudited Condensed Consolidated Financial Position include the following amounts for SunCoke Middletown:

(In millions)	September 30, 2026	December 31, 2025
Inventories	$29	$27
Property, plant and equipment, net	263	273
Accounts payable	(22)	(20)
Other assets (liabilities), net	20	(61)
Noncontrolling interests	(290)	(219)
NOTE 17 - EARNINGS PER SHARE
The following table summarizes the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Income (loss) from continuing operations	$167	$(231)	$(191)	$(1,190)
Net income from continuing operations attributable to noncontrolling interest	(13)	(17)	(32)	(42)
Net income (loss) from continuing operations attributable to Cliffs shareholders	154	(248)	(223)	(1,232)
Loss from discontinued operations, net of tax	(2)	(3)	(7)	(3)
Net income (loss) attributable to Cliffs shareholders	$152	$(251)	$(230)	$(1,235)

Weighted average number of shares:
Basic	572	495	571	495
Employee stock plans[1]	2	—	—	—
Diluted	574	495	571	495

Income (loss) per common share attributable to Cliffs shareholders - basic:
Continuing operations	$0.27	$(0.51)	$(0.39)	$(2.49)
Discontinued operations	—	—	(0.01)	—
	$0.27	$(0.51)	$(0.40)	$(2.49)

Income (loss) per common share attributable to Cliffs shareholders - diluted:
Continuing operations	$0.26	$(0.51)	$(0.39)	$(2.49)
Discontinued operations	—	—	(0.01)	—
	$0.26	$(0.51)	$(0.40)	$(2.49)

[1] For the three and nine months ended September 30, 2026, an immaterial amount and 5 million, respectively, potentially dilutive shares were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For both the three and nine months ended September 30, 2025, 3 million potentially dilutive shares were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

OTHER COMMERCIAL COMMITMENTS
We use surety bonds and letters of credit to provide financial assurance for certain obligations and statutory requirements. As of September 30, 2026, we had $336 million of surety-backed letters of credit and surety bonds outstanding. Additionally, as of September 30, 2026, we had $57 million of outstanding letters of credit issued under our ABL Facility.
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
ECONOMIC OVERVIEW
STEEL MARKET OVERVIEW
Steel market conditions continued to improve throughout the third quarter of 2026 driven by higher than historical HRC pricing, continued subdued import levels, extending lead times and increasing demand. The price for domestic HRC, the most significant index impacting our revenues and profitability, averaged $1,195 per net ton during the third quarter of 2026, representing a 42% increase compared to the third quarter of 2025, and the highest quarterly average per net ton since the second quarter of 2022. Finished steel import levels remained significantly below historical levels during the third quarter of 2026, which helped support domestic steel pricing. Looking forward, we expect domestic steel demand to grow, as implemented tariffs support demand for domestically produced steel, steel imports remain unattractive and other end-user demand continues to improve. Additionally, the war with Iran, along with other global tensions, has led to rising global steel costs and increased freight rates, making imports less attractive, which further supports higher domestic steel demand and HRC pricing. Steel and light vehicles remain at the top of the trade agenda of President Trump's administration, and we operate at the intersection of both of these industries.
We believe steel tariffs play a crucial role in protecting the U.S. economy, national security and the industrial base from violators of fair trade. The American steel industry has long faced significant challenges resulting from global overcapacity and overproduction of steel, as well as other unfair trade practices. The overproduction by certain countries has led to dumping of steel in the U.S. at below market value. The U.S. remains the only major steel-producing country that produces less steel than it consumes. Additionally, foreign steel producers often take advantage of cheaper labor, government subsidies, currency manipulation and weak environmental and safety regulations. During 2025, President Trump signed a Presidential proclamation to implement 50% tariffs on steel imports originating from all major steel producing countries. In early April 2026, President Trump issued a proclamation adjusting the Section 232 tariffs on steel and steel derivative products. The proclamation maintained 50% tariff coverage on steel products and expanded the 50% tariff rate coverage to the full value of articles of iron and steel, including pipe and tube products. This proclamation also added new steel derivative products, including certain types of transformers, while simplifying the steel derivative product tariff regime. The strong commitment of President Trump's administration to the resilience of the Section 232 national security tariffs is helping the competitive landscape by reducing the prevalence of dumped steel in the U.S. market, ultimately leading to increased domestic demand. Year-to-date total steel imports through August 2026 declined 15% as compared to the same period in 2025. As a leading American steel producer, we expect to benefit for years to come from President Trump's pro-manufacturing and America-first agenda, along with the implemented Section 232 tariffs, not only for steel but also for the automotive industry.
The Canadian steel industry is also an important market for us. Similar to the U.S. steel market, the Canadian steel market is impacted by global overcapacity and other unfair trade practices, resulting in the dumping of steel in Canada at below market value. This contributed to weakened results for our Canadian operations in 2025. In the second half of 2025, Canada imposed tariff-rate quotas on steel imports to protect its domestic steel industry. During the second quarter of 2026, the Department of Finance Canada announced the extension of the tariff-rate quota regime through June 2027. We expect these tariff-rate quotas to help support a healthier Canadian steel industry for HRC and give Stelco the opportunity to generate improved margins for the remainder of 2026 and beyond. While we have recently seen a stronger HRC market in Canada, demand for value-add sheet products remains weak and imports of these products into Canada remain prevalent, leading us to indefinitely idle the finishing operations at our Hamilton Works facility. We believe it is crucial for Canada to strengthen measures in place to protect its domestic steel industry in order to preserve the Canadian economy and national security.
OTHER KEY DRIVERS
The largest market for our steel products is the automotive industry in North America, which makes light vehicle production a key driver of demand. North American light vehicle production in the third quarter of 2026 was approximately 3.8 million units, down from approximately 4.0 million units in the third quarter of 2025. During the third quarter of 2026, light vehicle sales in the U.S. saw an average seasonally adjusted annualized rate of 16.4 million units sold, representing an approximate 200 thousand unit improvement compared to the second quarter of 2026. Our direct automotive shipments during the third quarter were the highest level since the third quarter of 2023. The average age of light vehicles on the road in the U.S. remains at an all-time high of 12.8 years, which should support demand as older vehicles need to be replaced. Furthermore, we expect the 25% tariff on imports of automobiles and certain automobile parts, which were implemented during 2025, to lead to increased demand for domestically produced vehicles that consume domestically made steel. As a leading supplier of automotive-grade steel in the U.S., we expect to benefit from improved domestic vehicle production over the coming years as we continue to be an established and reliable supplier. Additionally, automotive customers are prioritizing supply chain resiliency and localization, which has enabled us to further expand market share in automotive.
In the U.S., the steel industry continues to see increased costs from elevated freight rates, electricity, gas and other utilities. However, rising global steel costs, along with elevated freight rates, are expected to make imported steel in the U.S. less attractive. Additionally, certain foreign aluminum and steel facilities have experienced disruptions in production as a result of the war with Iran, which could impact the global supply of aluminum and steel. As the U.S. is heavily reliant on imported aluminum, a negative impact to the global aluminum supply chain, along with higher aluminum costs, could result in customers pursuing steel as an alternative material. We expect rising domestic steel demand, along with lower imports, to support higher steel prices, which we would expect to more than offset any inflationary costs we experience as a result of the war with Iran.
Since 2021, the price for busheling scrap, a necessary input for flat-rolled steel production in EAFs in the U.S., has continued to average well above the prior annual ten-year average of approximately $400 per long ton. The busheling price averaged $465 per long ton during the third quarter of 2026. We expect the supply of busheling scrap to further tighten due to decreasing prime scrap generation from original equipment manufacturers and the growth of EAF capacity in the U.S., reduced metallics import availability, supply chain disruptions from global tensions, and a push for expanded scrap use globally. As we are fully integrated and have primarily a blast furnace footprint, increased prices for busheling scrap in the U.S. bolster our competitive advantage, as we source the majority of our iron feedstock from our stable-cost mining and pelletizing operations in Michigan and Minnesota.
We have made significant progress in our cost-cutting efforts and have continuously reduced our year-over-year cost per ton since 2023. We have been able to capture cost reductions as a result of optimizing our integrated footprint, reducing overhead and fixed costs, improving efficiencies, working through higher cost inventory, and benefiting from lower coal and alloy costs, which has helped mitigate elevated freight, utility and additional inflationary cost increases we have experienced.
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
Our automotive customers continue to recognize us for our product quality, operational excellence, and supply-chain reliability. During 2026, we received Toyota's Quality Excellence Award and were awarded 2025 Supplier of the Year from General Motors, reinforcing our position as a leading and preferred supplier to the U.S. automotive industry.
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
Our ability to source our primary feedstock domestically, and primarily internally, is a competitive strength. This model reduces our exposure to volatile pricing and unreliable global sourcing. The war with Iran, the ongoing conflict between Russia and Ukraine, other global tensions, and President Trump's administration focus on U.S. manufacturing underscore the importance of our North American-centric footprint, as our competitors primarily operating EAF facilities rely on imported pig iron and prime scrap to produce flat-rolled steel, the supply of which, from time to time, has been disrupted. The best example is our legacy business of producing iron ore pellets. By internally sourcing the vast majority of our iron ore pellet requirements, our primary steelmaking raw material feedstock can be secured at a stable and predictable cost and not be subject to as many factors outside of our control.

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
One of our most critical strengths that differentiates us from others in our industry is a unique and powerful partnership with our unionized workforce, particularly the USW. We are currently engaged in good faith negotiations with the USW to renew various collective bargaining agreements across our mining and steelmaking operations. With over 18,000 employees subject to collective bargaining agreements, our strong and productive labor relationships are key to our long-term success and allow us to work together in achieving our goals. A clear example of the strength of our relationship is how we partner together to fight against dumped and illegally subsidized imported steel products. Our deep alignment with our represented employees is also recognized by our political leaders, who often publicly support us as a significant employer of a unionized workforce with a track record of working to maintain and increase middle class jobs.
STRATEGY
MAXIMIZE OUR COMMERCIAL STRENGTHS
We offer a full suite of flat steel products encompassing effectively all of our customers' needs. We are a leading supplier to the automotive sector, where our portfolio of high-end products delivers a broad range of differentiated solutions for this highly sought-after customer base. As an established and reliable supplier of domestically produced automotive-grade steel, we expect to bolster our position as an industry leader going forward.
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
Our five-year contract to supply semi-finished steel slabs that was initiated in connection with the closing of the acquisition of ArcelorMittal USA concluded in December 2025, with final shipments occurring during the first quarter of 2026 as we worked through remaining inventory. This contract historically represented approximately 10% of our sales volume and was unprofitable in 2025 due to unfavorable market conditions. Upon conclusion of this contract, we shifted sales and product mix to higher margin business, which ultimately improves efficiency as we increase steel throughput within our operations.
UTILIZE ARTIFICIAL INTELLIGENCE TO IMPROVE OPERATIONAL EFFICIENCY
During the second quarter of 2026, we announced a multi-year strategic partnership with Palantir Technologies, a prominent enterprise software company that offers platforms for integrating, managing and securing organizational data in order to improve real-time operational decisions through the use of AI. As a leading steel producer, it is crucial for us to modernize our operational systems and continuously improve our efficiency across our footprint. Utilizing cutting-edge platforms and AI capabilities, we expect to improve real-time visibility into production and material flows and inventory levels, enable faster identification of bottlenecks, and assist with production planning to improve coordination across our facilities. By leveraging AI directly in our operations, we expect to reduce costs, improve yields and strengthen our operational efficiency across our steelmaking operations.
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
During 2025, we made the decision to fully or partially idle, or permanently close, six of our operations. We made the decision to idle our blast furnace, BOF steel shop, and continuous casting facilities at our Dearborn facility. We also made the decision to permanently close our Steelton, Conshohocken and Riverdale facilities due to underperformance at these operations. Additionally, we made the decision to idle the Minorca mine and partially idle the Hibbing mine. During the second quarter of 2026, we further optimized our footprint by idling our Gary plate finishing line and idling one of the two plate mills at our Burns Harbor facility. We successfully consolidated all production capabilities to one plate mill at Burns Harbor, which has improved utilization and enhanced cost performance without compromising capability or steel output. These changes allowed us to streamline our operations and enhance efficiency, with minimal impact to our flat-rolled steel output.
During the third quarter of 2026, we made the decision to indefinitely idle the finishing operations at our Hamilton Works facility. The indefinite idle is not expected to have any impact on production as we shift mix further towards HRC, which is more profitable under current market conditions. The indefinite idle is a result of continued weak demand for value-add sheet products in the Canadian market and the continued presence of imported products into Canada.
In parallel with these operational initiatives, our commercial strategy remains focused on optimizing utilization across our entire downstream footprint and directing tons to the highest-value applications. A key area of focus is increasing throughput on our U.S. coating assets, several of which have historically operated below their optimal utilization levels. By better aligning our product mix, commercial efforts and customer engagement with available coating capacity, we are improving fixed-cost absorption, enhancing overall margin performance and maximizing the value of our integrated manufacturing network. These efforts complement our footprint optimization initiatives by ensuring that available production capacity is utilized as efficiently as possible while meeting customer demand across key end markets.
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
ENHANCE OUR ENVIRONMENTAL SUSTAINABILITY
We remain committed to operating our business in a sustainable manner. Our utilization of environmentally friendly U.S. iron ore pellets, HBI, scrap and natural gas allows us to operate in a more sustainable manner than our global peers. We have made significant progress in reducing our emissions on a per ton basis. Since 2020, we have reduced our average Scope 1 and 2 emissions of integrated mills from 1.82 to 1.64 metric tons of CO2e per metric ton of crude steel produced in 2025, which is significantly lower than the global industry average.
ADVANCE MIDDLETOWN WORKS INVESTMENT
During the third quarter of 2026, we announced that the DOE established a framework to finalize negotiations and implementation plans for our Middletown Works investment, rescoping the previously awarded $500 million DOE grant. The project represents a $1 billion total investment at Middletown Works, with funding shared equally between Cleveland-Cliffs and the DOE. The Middletown Works investment includes state-of-the-art upgrades to its blast furnace, advanced material handling and artificial intelligence-enabled process control technologies. Additionally, we plan to construct an advanced cogeneration facility that will capture and utilize blast furnace gas to generate electricity and steam for on-site utilization, improving overall energy efficiency, reducing reliance on externally supplied electricity, and lowering operating costs. This multi-year investment is expected to be completed in 2030.
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

We have a track record of demonstrating that we can quickly deleverage our balance sheet and have also historically shown our ability to take advantage of volatility in the debt markets and repurchase notes at a discount. We expect to generate healthy free cash flow in the coming years and intend to utilize it to deleverage our balance sheet. We also maintain a long maturity runway with our outstanding debt, with our nearest senior note maturities coming in 2029, have healthy liquidity consisting of cash and availability under our ABL Facility of $3.2 billion as of September 30, 2026, and have approximately $3 billion of secured note capacity, which supports our flexibility to navigate varied economic environments for extended periods of time.

STEELMAKING RESULTS
The following is a summary of our Steelmaking segment operating results, net of intersegment eliminations, for the three and nine months ended September 30, 2026 and 2025 (dollars in millions, except for average selling price, and shipments in thousands of net tons):

Total Revenue	Gross Margin	Adjusted EBITDA	Steel Shipments (nt)

Q3 2026	Q3 2025	YTD 2026	YTD 2025	Q3 2026	Q3 2025	YTD 2026	YTD 2025	Q3 2026	Q3 2025	YTD 2026	YTD 2025	Q3 2026	Q3 2025	YTD 2026	YTD 2025

STEEL PRODUCT REVENUE:				GROSS MARGIN %:				ADJUSTED EBITDA %:				AVERAGE SELLING PRICE PER TON OF STEEL PRODUCTS:
$4,886	$4,156	$13,716	$12,566	8%	(1)%	3%	(5)%	11%	3%	6%	—%	$1,177	$1,032	$1,117	$1,009
REVENUES
The following tables represent our steel shipments by product and total revenues by market:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands of net tons)	2026	2025	% Change	2026	2025	% Change
Steel shipments by product:
Hot-rolled steel	1,899	1,484	28%	5,521	4,904	13%
Cold-rolled steel	625	611	2%	1,856	1,846	1%
Coated steel	1,289	1,178	9%	3,716	3,443	8%
Stainless and electrical steel	160	149	7%	462	426	8%
Plate	177	232	(24)%	539	652	(17)%
Slab and other steel products	—	375	N/M	189	1,188	(84)%
Total steel shipments by product	4,150	4,029	3%	12,283	12,459	(1)%

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Steelmaking revenues by market:
Direct automotive	$1,541	$1,356	14%	$4,370	$3,902	12%
Infrastructure and manufacturing	1,545	1,326	17%	4,346	4,169	4%
Distributors and converters	1,829	1,288	42%	4,930	3,949	25%
Steel producers	532	591	(10)%	1,610	1,779	(9)%
Total Steelmaking revenues by market	$5,447	$4,561	19%	$15,256	$13,799	11%
Revenues increased by approximately $890 million, or 19%, for the three months ended September 30, 2026, as compared to the prior-year period, which includes a $730 million improvement in steel product revenue. The increase in steel product revenue was primarily driven by higher steel pricing, higher steel product shipments, and favorable sales mix:
•Higher steel pricing: Revenue increased by approximately $500 million due to rising pricing, particularly for hot-rolled steel, which increased our average selling price to $1,177 per net ton of steel;
•Higher steel product shipment volumes: Revenue increased by approximately $130 million due to a 3% increase in overall steel product sales volume; and
•Favorable sales mix: Revenue increased by approximately $100 million from favorable mix as our contract to supply semi-finished steel slabs, which was initiated in connection with the closing of the acquisition of ArcelorMittal USA, concluded in December 2025, enabled us to shift toward higher margin hot-rolled steel sales.

Additionally, non-steel product revenue increased by approximately $160 million, primarily driven by higher revenue in the scrap business.
Revenues increased by $1.5 billion, or 11%, for the nine months ended September 30, 2026, as compared to the prior-year period, which includes a $1.2 billion improvement in steel product revenue. The increase in steel product revenue was primarily driven by higher steel pricing and favorable sales mix, partially offset by lower shipment volumes:
•Higher steel pricing: Revenue increased by approximately $990 million due to rising pricing, particularly for hot-rolled steel, which increased our average selling price to $1,117 per net ton of steel; and
•Favorable sales mix: Revenue increased by approximately $340 million from favorable mix as our contract to supply semi-finished steel slabs, which was initiated in connection with the closing of the acquisition of ArcelorMittal USA, concluded in December 2025, enabled us to shift toward higher margin hot-rolled steel sales; partially offset by
•Lower shipment volumes: Revenue decreased by approximately $180 million due to a 1% reduction in overall steel product sales volume.
Additionally, non-steel product revenue increased by approximately $310 million, primarily driven by higher revenue in the scrap business.
GROSS MARGIN
Gross margin increased by $510 million during the three months ended September 30, 2026, as compared to the prior-year period, primarily due to:
•Higher pricing on hot-rolled steel sales: Revenue increased by approximately $890 million, primarily driven by an $500 million increase in pricing on hot-rolled steel sales, which favorably impacted gross margin for the quarter; partially offset by
•Higher cost of goods sold: Cost of goods sold increased by approximately $380 million, primarily driven by volume and from higher cost per ton resulting from product mix and elevated repair and maintenance expense.
Gross margin increased by $1.2 billion during the nine months ended September 30, 2026, as compared to the prior-year period, primarily due to:
•Higher pricing on hot-rolled steel sales: Revenue increased by $1.5 billion, primarily driven by a $990 million increase in pricing on hot-rolled steel sales, which favorably impacted gross margin for the nine months ended September 30, 2026; partially offset by
•Higher cost of goods sold: Cost of goods sold increased by approximately $300 million, reflecting higher energy costs, repair and maintenance expense, and product mix; partially offset by a net decrease in idle charges incurred as compared to 2025.
ADJUSTED EBITDA
Adjusted EBITDA from our Steelmaking segment for the three and nine months ended September 30, 2026, increased by $468 million and $927 million, respectively, as compared to the prior-year periods, primarily due to the increased gross margin from our Steelmaking operations. This gross margin increase included a net decrease in idled facilities charges, which is excluded from Adjusted EBITDA.
RESULTS OF OPERATIONS
REVENUES & GROSS MARGIN
During the three and nine months ended September 30, 2026, our consolidated Revenues increased by $878 million and $1.5 billion, respectively, and our consolidated gross margin increased by $511 million and $1.2 billion, respectively, as compared to the prior-year periods. See "— Steelmaking Results" above for further detail on our operating results.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased by $23 million and $32 million for the three and nine months ended September 30, 2026, respectively, as compared to the prior-year period. The increases were primarily driven by higher incentive based compensation.
RESTRUCTURING AND OTHER CHARGES AND ASSET IMPAIRMENT
During the three and nine months ended September 30, 2025, we recorded Restructuring and other charges of $3 million and $92 million, respectively, primarily related to our indefinitely idled Steelton rail production facility. Additionally, we recorded $39 million of Asset impairment for the nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, we recorded Restructuring and other charges of $1 million and $4 million, respectively.

MISCELLANEOUS - NET
During the three months ended September 30, 2026, Miscellaneous, net decreased by $25 million compared to the prior-year period. The decrease was primarily due to a gain on sale of non-core assets in 2026 and from routine remeasurement of an intercompany note with our Stelco subsidiary, which resulted in favorable expense period-over-period.
For the nine months ended September 30, 2026, Miscellaneous, net decreased by $33 million compared to the prior-year period. The decrease was primarily due to lower idle expense and severance costs, as the prior-year period included idle facilities charges related to the indefinite idling of our Conshohocken and Riverdale facilities and severance costs related to a reduction in our salaried workforce, as well as gains on the sale of non-core assets in the current-year period. This was partially offset by unfavorable currency exchange expense period-over-period related to routine remeasurement of an intercompany note with our Stelco subsidiary.
INTEREST EXPENSE, NET
Consolidated Interest expense, net decreased by $5 million for the three months ended September 30, 2026, as compared to the prior-year period. This decrease was the result of lower average borrowings in the period.
Consolidated Interest expense, net increased by $10 million for the nine months ended September 30, 2026, as compared to the prior-year period. This increase was driven by an increase in average interest rates primarily driven by debt mix.
NET PERIODIC BENEFIT CREDITS OTHER THAN SERVICE COST COMPONENT
Net periodic benefit credits other than service cost component increased by $7 million and $35 million, respectively, for the three and nine months ended September 30, 2026, as compared to the prior-year periods. Refer to NOTE 8 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS for further information.
CHANGES IN FAIR VALUE OF DERIVATIVES, NET
Changes in fair value of derivatives, net consists entirely of fair value adjustments to the MinnTac option. Refer to NOTE 12 - FAIR VALUE MEASUREMENTS for further information.
INCOME TAXES
Our effective tax rate is impacted by state and foreign income taxes as well as permanent items. It also is affected by discrete items that may occur in any given period but are not consistent from period to period.
The year-over-year change in income taxes for both the three and nine months ended September 30, 2026 periods was primarily attributable to the significant improvement in earnings included within Income (loss) from continuing operations before income taxes.
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
The following table provides a summary of our cash flow:

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows provided by (used in):
Operating activities	$129	$(449)
Investing activities	(387)	(394)
Financing activities	273	853
Net increase in cash, cash equivalents and restricted cash	$15	$10

CASH FLOWS
OPERATING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2026	2025	Variance
Net loss	$(198)	$(1,193)	$995
Non-cash adjustments to net loss	727	709	18
Working capital:
Accounts receivable, net	(723)	(215)	(508)
Inventories	59	399	(340)
Income taxes	—	15	(15)
Pension and OPEB payments and contributions	(116)	(121)	5
Payables, accrued employment and accrued expenses	412	(31)	443
Other, net	(32)	(12)	(20)
Total working capital	(400)	35	(435)
Net cash provided (used) by operating activities	$129	$(449)	$578
The variance was primarily driven by:
•A $1.0 billion decrease in net loss after adjustments for non-cash items primarily due to higher gross margins resulting from an increase in selling prices for our steel products as compared to the prior-year period. See "— Steelmaking Results" above for further detail on our operating results; and
•A $443 million increase in cash from Payables, accrued employment and accrued expenses, the result of higher costs including inputs and product mix and from timing of payments; partially offset by
•A $508 million decrease in cash from Accounts receivable, net, the result of rising steel prices and the timing of sales in the period; and
•A $340 million decrease in cash from Inventories, the result of a reduction in raw materials inventories, including iron ore pellets and coke, during 2025.
INVESTING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2026	2025	Variance
Purchase of property, plant and equipment	$(461)	$(421)	$(40)
Other investing activities	74	27	47
Net cash used by investing activities	$(387)	$(394)	$7
Our cash used for capital expenditures during the nine months ended September 30, 2026 was $40 million higher than the prior-year period. Our cash used for capital expenditures primarily relates to sustaining capital spend, which includes infrastructure, mobile equipment, fixed equipment, product quality, environmental, and health and safety spend. Included within cash used for capital expenditures was $7 million related to our non-owned SunCoke Middletown VIE for the nine months ended September 30, 2026, compared to a $3 million amount for the nine months ended September 30, 2025.
We anticipate total cash used for capital expenditures during the next 12 months to be approximately $1.0 billion, which includes sustaining capital spend as well as previously disclosed strategic projects.
FINANCING ACTIVITIES

	Nine Months Ended September 30,
(In millions)	2026	2025	Variance
Net proceeds of senior notes	$—	$1,700	$(1,700)
Net borrowings (repayments) under ABL Facility	383	(713)	1,096
Other financing activities	(110)	(134)	24
Net cash provided by financing activities	$273	$853	$(580)
The period-over-period change in financing activities reflects differences in our capital‑raising and borrowing activity:
•For the nine months ended September 30, 2026: No senior notes were issued, and borrowings under our ABL Facility increased to support general corporate requirements.

•For the nine months ended September 30, 2025: We issued $1.7 billion aggregate principal amount of 7.500% Senior Notes due 2031 and 7.625% Senior Notes due 2034. The net proceeds were used to repay borrowings under our ABL Facility during the period and, in October 2025, to redeem all $685 million aggregate principal amount of our senior notes that had maturity dates in 2027.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are Cash and cash equivalents, cash generated from our operations, availability under our ABL Facility and access to capital markets. Cash and cash equivalents, which totaled $77 million as of September 30, 2026, include cash on hand and on deposit, as well as short-term securities held for the primary purpose of general liquidity. The combination of cash and availability under our ABL Facility equated to $3.2 billion in liquidity as of September 30, 2026. We believe our liquidity and access to capital markets will be adequate to fund our cash requirements for the next 12 months and for the foreseeable future.
Our ABL Facility, which matures in June 2028, has a maximum borrowing base of $4.75 billion. The available borrowing base is determined by applying customary advance rates to eligible accounts receivable, inventory and certain mobile equipment. As of September 30, 2026, outstanding letters of credit totaled $57 million, which reduced availability under our ABL Facility. We issue standby letters of credit with certain financial institutions in order to support business obligations, including, but not limited to, workers' compensation, operating agreements, employee severance, environmental obligations and insurance. Our ABL Facility agreement contains various financial and other covenants. As of September 30, 2026, we were in compliance with the ABL Facility liquidity requirements and, therefore, the springing financial covenant requiring a minimum fixed charge coverage ratio of 1.0 to 1.0 was not applicable.
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
ADJUSTED EBITDA
We evaluate performance on an operating segment basis, as well as a consolidated basis, based on Adjusted EBITDA, which is a non-GAAP measure. This measure is used by management, investors, lenders and other external users of our financial statements to assess our operating performance and to compare operating performance to other companies in the steel industry. In addition, management believes Adjusted EBITDA is a useful measure to assess the earnings power of the business because it excludes items that may obscure underlying commercial and operating trends, thereby providing additional insight into the Company's true performance.

The following table provides a reconciliation of our Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$165	$(234)	$(198)	$(1,193)
Less:
Interest expense, net	(148)	(153)	(452)	(442)
Income tax benefit (expense)	(46)	78	55	375
Depreciation, depletion and amortization	(259)	(288)	(780)	(963)
Total EBITDA	618	129	979	(163)
Less:
EBITDA from noncontrolling interests[1]	19	23	50	61
Idled facilities credits (charges)	(4)	3	1	(245)
Currency exchange	(4)	(20)	(37)	26
Changes in fair value of derivatives, net	(15)	(10)	(37)	(34)
Gain (loss) on disposal of assets, net	14	(2)	23	(6)
Amortization of inventory step-up	—	—	—	6
Severance	(2)	(5)	(3)	(25)
Other, net	(2)	(3)	(11)	(4)
Total Adjusted EBITDA	$612	$143	$993	$58

1 EBITDA from noncontrolling interests includes the following:
Net income attributable to noncontrolling interests	$13	$17	$32	$42
Depreciation, depletion and amortization	6	6	18	19
EBITDA from noncontrolling interests	$19	$23	$50	$61
The following table provides a summary of our Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Adjusted EBITDA:
Steelmaking	$601	$129	$949	$20
Other Businesses	13	12	46	38
Intersegment Eliminations	(2)	2	(2)	—
Total Adjusted EBITDA	$612	$143	$993	$58
INFORMATION ABOUT OUR GUARANTORS AND THE ISSUER OF OUR GUARANTEED SECURITIES
The accompanying summarized financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” and Rule 13-01 "Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralized a Registrant's Securities." Certain of our subsidiaries (the "Guarantor subsidiaries") as of September 30, 2026 have fully and unconditionally, and jointly and severally, guaranteed the obligations under the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. on a senior unsecured basis. See NOTE 7 - DEBT AND CREDIT FACILITIES for further information.
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
Each Guarantor subsidiary is consolidated by Cleveland-Cliffs Inc. as of September 30, 2026. Refer to Exhibit 22, incorporated herein by reference, for the detailed list of entities included within the obligated group as of September 30, 2026.
As of September 30, 2026, the guarantee of a Guarantor subsidiary with respect to the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes will be automatically and unconditionally released and discharged, and such Guarantor subsidiary’s obligations under the guarantee and the related indentures (the “Indentures”) will be automatically and unconditionally released and discharged, upon the occurrence of any of the following, along with the delivery to the trustee of an officer’s certificate and an opinion of counsel, each stating that all conditions precedent provided for in the applicable Indenture relating to the release and discharge of such Guarantor subsidiary’s guarantee have been complied with:
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
SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE ISSUER AND GUARANTOR SUBSIDIARIES
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Financial Position of the obligated group:

(In millions)	September 30, 2026	December 31, 2025
Current assets	$6,896	$6,198
Non-current assets	11,455	11,556
Current liabilities	(4,370)	(3,922)
Non-current liabilities	(9,183)	(8,884)
The following table is summarized combined financial information from the Statements of Unaudited Condensed Consolidated Operations of the obligated group:

Nine Months Ended
(In millions)	September 30, 2026
Revenues	$14,074
Cost of goods sold	(13,556)
Loss from continuing operations	(67)
Net loss	(67)
Net loss attributable to Cliffs shareholders	(67)
The obligated group had the following balances with non-Guarantor subsidiaries and other related parties:

(In millions)	September 30, 2026	December 31, 2025
Balances with non-Guarantor subsidiaries:
Accounts receivable, net	$761	$758
Accounts payable	(1,014)	(1,069)

Balances with other related parties:
Accounts receivable, net	$13	$11
Accounts payable	(16)	(11)
Additionally, for the nine months ended September 30, 2026, the obligated group had Revenues of $92 million and Cost of goods sold of $79 million, in each case, with other related parties.
MARKET RISKS
We are subject to a variety of risks, including those caused by changes in commodity prices, foreign currency exchange rates, and interest rates. We have established policies and procedures to manage such risks; however, certain risks are beyond our control.

PRICING RISKS
In the ordinary course of business, we are exposed to price fluctuations in both the production and sale of our products. Price fluctuations related to the production of our products are impacted by market prices for natural gas, electricity, diesel fuel, ferrous and stainless steel scrap, metallurgical coal, coke, zinc, chrome, nickel and other alloys. Price fluctuations related to the sale of our products are primarily impacted by market prices for HRC and other related spot indices. Our financial results can vary for our operations as a result of these fluctuations.
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
The following table summarizes the negative effect of a hypothetical change in the fair value of our derivative instruments outstanding as of September 30, 2026, due to a 10% and 25% change in the market price of each of the indicated commodities:

Contract Type (In millions)	10% Change	25% Change
Natural gas	$41	$102
Electricity	15	38
HRC	72	179
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
A comparison of each asset group's carrying value to the estimated undiscounted net future cash flows expected to result from the use of the assets, including cost of disposition, is used to determine if an asset is recoverable. Projected future cash flows reflect management's best estimate of economic and market conditions over the projected period, including growth rates in revenues and costs, and estimates of future expected changes in operating margins and capital expenditures. If the carrying value of the asset group is higher than its undiscounted net future cash flows, the asset group is measured at fair value and the difference is recorded as a reduction to the long-lived assets. We estimate fair value using a market approach, an income approach or a cost approach. For the nine months ended September 30, 2026, we concluded that there were no triggering events resulting in the need for an impairment assessment.
FOREIGN CURRENCY EXCHANGE RATE RISK
We are subject to changes in foreign currency exchange rates primarily as a result of our operations in Canada, which could impact our financial condition. Foreign exchange rate risk arises from our exposure to fluctuations in foreign currency exchange rates because our reporting currency is the U.S. dollar, but the functional currency of our Stelco subsidiaries is the Canadian dollar. Specifically, we are primarily exposed to fluctuations in foreign currency rates in relation to an intercompany note with our Stelco subsidiary that is denominated in the Canadian dollar. Changes in the Canadian dollar exchange rate may result in volatility in our financial condition due to the routine remeasurement of this note. As of September 30, 2026, a 1% change in the Canadian dollar foreign currency exchange rate would result in a $9 million change in currency exchange income (expense). Additionally, we engage in routine transactions denominated in foreign currencies, such as the purchases of goods and services. However, the potential impact of these transactions to our financial condition is significantly less than the potential impact of the routine remeasurement of the intercompany note.
INTEREST RATE RISK
Interest payable on our senior notes is at fixed rates. Interest payable under our ABL Facility is at a variable rate based upon the applicable base rate plus the applicable base rate margin depending on the excess availability. As of September 30, 2026, we had $834 million of outstanding borrowings under our ABL Facility. An increase in prevailing interest rates would increase interest expense and interest paid for any outstanding borrowings under our ABL Facility. For example, a 100 basis point change to interest rates under our ABL Facility at the September 30, 2026 borrowing level would result in a change of $8 million to interest expense on an annual basis.
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
•our ability to implement strategic or sustaining capital projects on time and on budget, including our ability to successfully complete the optimization and modernization project at our Middletown Works steel plant;
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
•our ability to maintain satisfactory labor relations with unions and our employees and to successfully renew expiring collective bargaining agreements;
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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to repurchases by the Company of our common shares during the periods indicated:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[2]
July 1 - 31, 2026	4,168	$10.52	—	$1,375,931,379
August 1 - 31, 2026	1,643	$11.49	—	$1,375,931,379
September 1 - 30, 2026	—	$—	—	$1,375,931,379
Total	5,811	$10.79	—

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

ITEM 5. OTHER INFORMATION
Securities Trading Arrangements. On July 30, 2026, John Baldwin, a Director of the Company, adopted a new "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. This trading arrangement provides for the potential sale of up to 130,000 shares of the Company's common stock beginning on November 2, 2026, and is scheduled to terminate on November 2, 2027.

No other directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026.

ITEM 6. EXHIBITS
All documents referenced below have been filed pursuant to the Securities Exchange Act of 1934 by Cleveland-Cliffs Inc., file number 1-08944, unless otherwise indicated.

Exhibit Number	Exhibit
22	Schedule of the obligated group, including the parent and issuer and the subsidiary guarantors that have guaranteed the obligations under the 4.625% 2029 Senior Notes, the 6.875% 2029 Senior Notes, the 6.750% 2030 Senior Notes, the 4.875% 2031 Senior Notes, the 7.500% 2031 Senior Notes, the 7.000% 2032 Senior Notes, the 7.375% 2033 Senior Notes, and the 7.625% 2034 Senior Notes issued by Cleveland-Cliffs Inc. (filed herewith).
31.1	Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves as of October 20, 2026 (filed herewith).
31.2
Certification Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr. as of October 20, 2026 (filed herewith).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Lourenco Goncalves, Chairman and Chief Executive Officer of Cleveland-Cliffs Inc., as of October 20, 2026 (filed herewith).

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Celso L. Goncalves Jr., President and Chief Financial Officer of Cleveland-Cliffs Inc., as of October 20, 2026 (filed herewith).

95	Mine Safety Disclosures (filed herewith).
101
The following financial information from Cleveland-Cliffs Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Unaudited Condensed Consolidated Financial Position, (ii) the Statements of Unaudited Condensed Consolidated Operations, (iii) the Statements of Unaudited Condensed Consolidated Comprehensive Income (Loss), (iv) the Statements of Unaudited Condensed Consolidated Cash Flows, (v) the Statements of Unaudited Condensed Consolidated Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEVELAND-CLIFFS INC.

		By:	/s/ Kimberly A. Floriani
			Name:	Kimberly A. Floriani
			Title:	Senior Vice President, Controller & Chief Accounting Officer

Date:	October 20, 2026